Form 10-Q
period 1996-03-31
ASSOCIATED ESTATES REALTY CORP
filed 1996-05-13
CIK 911635

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12486
                                                -------

                      ASSOCIATED ESTATES REALTY CORPORATION
             (Exact name of registrant as specified in its charter)



            Ohio                       34-1747603          5025 Swetland Court, Richmond Hts., Ohio     44143-1467
- - -------------------------------  ----------------------    ----------------------------------------     ----------
(State or other jurisdiction of     (I.R.S. Employer       (Address of principal executive offices)     (Zip Code)
incorporation or organization)   Identification Number)


        Registrant's telephone number, including area code (216) 261-5000
                                                           --------------

(Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common as of the latest practicable date.

                13,872,381 shares outstanding as of May 13, 1996.

================================================================================

                      ASSOCIATED ESTATES REALTY CORPORATION



                                      INDEX





PART 1 - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----


       ITEM 1     Financial Statements


                  Consolidated Balance Sheets as of March 31, 1996
                    and December 31, 1995........................................................................ 3

                  Consolidated Statements of Operations for the three
                    month period ended March 31, 1996 and 1995................................................... 4

                  Consolidated Statements of Cash Flows for the three month
                    period ended March 31, 1996 and 1995......................................................... 5

                  Notes to Financial Statements.................................................................. 6


       ITEM 2     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................10


PART II - OTHER INFORMATION


       ITEM 6     Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES  .....................................................................................................20

                      ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,          December 31,
                                                                                    1996                 1995
                                                                             ------------------  -------------------
                                                                                 (Unaudited)
                                  ASSETS
Real estate assets:
   Land                                                                      $       46,263,784  $        43,829,336
   Buildings and improvements                                                       397,226,598          373,420,546
   Furniture and fixtures                                                            17,354,459           16,714,676
                                                                             ------------------  -------------------
                                                                                    460,844,841          433,964,558
       Less:  accumulated depreciation                                             (100,701,413)         (97,301,859)
                                                                             ------------------  -------------------
       Real estate, net                                                             360,143,428          336,662,699
Cash and cash equivalents                                                             1,484,420            2,848,285
Restricted cash and investments                                                       4,875,939            5,078,884
Accounts and notes receivable:
   Rents                                                                              1,221,959            1,363,587
   Affiliates                                                                         1,262,720              731,580
   Other                                                                                 38,068               38,068
Deferred charges and prepaid expenses                                                 4,010,621            3,651,537
Other assets                                                                          1,378,018            1,335,377
                                                                             ------------------  -------------------
                                                                             $      374,415,173  $       351,710,017
                                                                             ==================  ===================
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt                                                                 $       66,930,112  $        68,909,238
Unsecured debt                                                                      131,791,007          102,325,107
                                                                             ------------------  -------------------
       Total indebtedness                                                           198,721,119          171,234,345
Capital lease obligations                                                               333,276              274,319
Accounts payable and accrued expenses                                                 9,751,791           11,794,365
Dividends payable                                                                     6,241,571            5,963,834
Resident security deposits                                                            3,853,154            3,668,159
Funds held for non-owned properties                                                   2,952,924            5,399,836
Accrued interest                                                                      3,840,360            1,997,181
Accumulated losses and distributions of equity
   investees in excess of investment and advances                                    12,374,089           12,208,299
                                                                             ------------------  -------------------
       Total liabilities                                                            238,068,284          212,540,338
Commitments and contingencies                                                            -                    -
Shareholders' equity:
   Preferred shares, Class A cumulative, without par value;
     3,000,000 shares authorized; 225,000 issued and outstanding                     56,250,000           56,250,000
   Common shares, without par value, $.10 stated value;
     50,000,000 shares authorized; 13,872,381 shares
     issued and outstanding                                                           1,387,238            1,387,238
   Paid-in capital                                                                  102,567,007          102,567,007
   Accumulated dividends in excess of net income                                    (23,857,356)         (21,034,566)
                                                                             ------------------  -------------------
       Total shareholders' equity                                                   136,346,889          139,169,679
                                                                             ------------------  -------------------
                                                                             $      374,415,173  $       351,710,017
                                                                             ==================  ===================

                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)





                                                                                       1996                1995
                                                                                -----------------   -----------------
Revenues
   Rental                                                                       $      20,559,867   $      15,720,372
   Property management fees                                                                92,080             119,942
   Property management fees-affiliates                                                    862,114             878,899
   Painting service                                                                        73,776              30,159
   Painting service-affiliates                                                            207,502             136,320
   Other                                                                                  252,797             240,146
                                                                                -----------------   -----------------
                                                                                       22,048,136          17,125,838
Expenses
   Property operating and maintenance                                                   8,514,709           6,374,971
   Depreciation and amortization                                                        3,549,955           2,762,708
   Painting services                                                                      258,380             154,285
   General and administrative                                                           1,292,325           1,292,216
   Interest expense                                                                     3,624,086           2,464,138
                                                                                -----------------   -----------------
       Total expenses                                                                  17,239,455          13,048,318
                                                                                -----------------   -----------------
       Income before equity in net income (loss) of
         joint ventures                                                                 4,808,681           4,077,520
   Equity in net income (loss) of joint ventures                                          (17,504)             53,814
                                                                                -----------------   -----------------
       Net income                                                               $       4,791,177   $       4,131,334
                                                                                =================   =================

Net income applicable to common shares                                          $       3,420,072   $       4,131,334
                                                                                =================   =================

Per Common Share:
   Net income                                                                   $             .25   $             .30
                                                                                =================   =================
   Dividends paid                                                               $             .45   $             .43
                                                                                =================   =================
Weighted average number of common shares outstanding
   (in thousands)                                                                          13,872              13,869
                                                                                =================   =================


                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)




                                                                                      1996                1995
                                                                               ------------------- -------------------
Cash flow from operating activities:
   Net income                                                                      $    4,791,177      $   4,131,334
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                    3,549,955          2,762,708
       Equity in net loss (income) of joint ventures                                       17,504            (53,814)
       Earnings distributed from joint ventures                                            76,785             45,496
       Net change in accounts and notes receivable                                        141,628            180,723
       Net change in accounts and notes receivable-affiliates                            (531,140)           (64,074)
       Net change in accounts payable and accrued expenses                             (2,158,922)          (281,068)
       Net change in other operating assets and liabilities                             1,500,957             68,536
       Net change in restricted cash                                                      202,945             76,119
       Net change in funds held for non-owned properties                               (2,446,912)        (3,114,198)
                                                                               ------------------- ------------------
           Total adjustments                                                              352,800           (379,572)
                                                                               ------------------  ------------------
       Net cash flow provided by operations                                             5,143,977          3,751,762
Cash flow from investing activities:
   Acquisition of real estate (net of liabilities assumed)                            (26,248,388)       (24,944,256)
   Fixed asset additions                                                                 (179,472)          (186,033)
   Distributions from joint ventures                                                       71,501             70,790
                                                                               ------------------  -----------------
       Net cash flow used for investing activities                                    (26,356,359)       (25,059,499)
Cash flow from financing activities:
   Increase in unsecured debt                                                          29,314,623         27,003,815
   Decrease in secured debt                                                            (1,979,126)             -
   Payments of deferred financing and offering costs                                     (121,299)          (722,667)
   Payments under capital lease obligations                                               (29,451)           (13,412)
   Common share dividends paid                                                         (5,965,125)        (5,547,752)
   Preferred share dividends paid                                                      (1,371,105)             -
                                                                               ------------------  -----------------
       Net cash flow provided by financing activities                                  19,848,517         20,719,984
                                                                               ------------------  -----------------
       Decrease in cash and cash equivalents                                           (1,363,865)          (587,753)
Cash and cash equivalents, beginning of period                                          2,848,285          1,870,584
                                                                               ------------------  -----------------
Cash and cash equivalents, end of period                                           $    1,484,420      $   1,282,831
                                                                               ==================  =================

                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.        NATURE OF BUSINESS

          The Company is a self-administered and self-managed real estate investment trust ("REIT") which specializes in acquisition, development, ownership and management of multifamily properties in the Great Lakes Region. At March 31, 1996, the Company owned or was a joint venture partner in 80 multifamily properties containing 15,041 suites. Additionally, the Company manages 40 non-owned properties, 32 of which are multifamily properties consisting of 7,052 suites and eight of which are commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. The Company's real estate property management operations, a painting service company, a computer services company and a mortgage origination and servicing company have for the most part been assigned to affiliates of the Company that are collectively referred to as the "Service Companies".

          As referred to herein, the "Company" means Associated Estates Realty Corporation, its wholly owned subsidiaries, which own certain of the real estate properties, and the Service Companies.

2.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION/COMBINATION

          The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, which own certain of the real estate properties, and the Service Companies, which provide various services to both owned and non-owned properties. The Company holds a preferred share interest in these Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control over the companies.

          One property included in the financial statements is 33-1/3% owned by third party investors. As this property has an accumulated deficit, no recognition of the third party interest is reflected in the financial statements since it is the Company's policy to recognize minority interests only to the extent that the third party's investment and accumulated share of income exceeds distributions and its share of accumulated losses. Investments in joint ventures, which are 50% or less owned by the Company, are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment.

          The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

          All significant inter-entity balances and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

USE OF ESTIMATES

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INCENTIVE COMPENSATION PLANS

          During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" which establishes financial accounting and reporting standards for stock-based compensation paid to employees and suppliers of goods or services. The Company has elected to adopt this standard through annual disclosure only.

3.       ACQUISITION AND DEVELOPMENT OF MULTIFAMILY PROPERTIES

         During the period January 1, 1996 through March 31, 1996, the Company acquired, in separate purchase transactions, two multifamily properties containing an aggregate of 540 suites for an aggregate purchase price of $23.9 million, which were financed with borrowings under the Company's Line of Credit.

         Construction in progress for the development of multifamily property was $10,387,658 and $7,730,937 at March 31, 1996 and December 31, 1995,
respectively. The Company capitalizes interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. The Company also capitalizes real estate taxes and insurance costs during the construction period.

4.       SHAREHOLDERS' EQUITY

         The following table summarizes the changes in shareholders' equity since December 31, 1995:


                              Class A          Common                           Accumulated
                            Cumulative         Shares                            Dividends
                             Preferred        (at $.10            Paid-In      In Excess Of
                              Shares        stated value)         Capital       Net Income           Total
                          ------------      -------------       ----------    --------------     -----------

Balance, Dec. 31, 1995    $56,250,000       $ 1,387,238      $ 102,567,007     $(21,034,566)    $139,169,679
   Net income                -                 -                 -                4,791,177        4,791,177
   Common share
     dividends declared      -                 -                 -               (6,242,862)      (6,242,862)
   Preferred share
     dividends declared      -                 -                 -               (1,371,105)      (1,371,105)
                        --------------   ---------------   ---------------- ---------------  ---------------
Balance, Mar. 31, 1996     $56,250,000      $  1,387,238      $ 102,567,007    $(23,857,356)    $136,346,889
                        ==============   ===============   ================ ===============  ===============


5.       SECURED DEBT

CONVENTIONAL MORTGAGE DEBT

         Conventional mortgages payable are comprised of nonrecourse loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through August 1, 2018.

FEDERALLY INSURED MORTGAGE DEBT

         This mortgage indebtedness is insured by HUD pursuant to certain of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through August 1, 2028.

         Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. One underlying mortgage is secured by a letter of credit which is renewed annually.

6.       UNSECURED DEBT

SENIOR NOTES

         The Senior Notes were issued in 1995, and net proceeds of $83.6 million, after underwriting commissions, offering expenses and discounts, were applied to amounts drawn on the Company's Revolving Credit Facility or Line of Credit. Notes with a principal balance of $75,000,000 accrue interest at 8.38% and mature in 2000. The remaining notes, in the principal amount of $10,000,000, accrue interest at 7.10% and mature in 2002.

LINE OF CREDIT

         The Company utilizes a $75 million unsecured revolving credit facility (the "Line of Credit"). The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, present prime rate and commitment fee margins based on the Company's credit ratings. Based on the Company's present credit ratings and pursuant to a March 1996 interest rate reduction amendment to the Line of Credit, the LIBOR margin is 1.5% fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of .25% to .375% based on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At March 31, 1996, $39.6 million was drawn on the Line of Credit.

MEDIUM TERM NOTES PROGRAM

         The Company's $75 million Medium Term Notes Program became effective on January 3, 1996. The Company issued two notes under the MTN Program aggregating $7.5 million. The net proceeds of approximately $7.4 million were applied to amounts borrowed under the Line of Credit.

         One note with a principal balance of $5,000,000 accrues interest at 6.83% and is due in 2003. The second note has a principal balance of $2,500,000 and accrues interest at 6.60% and is due in 2026. The holder of the $2,500,000 note has the option to require repayment on March 15, 2003.

7.       EARNINGS PER SHARE

         Net income per share has been computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed net income applicable to common shareholders as appropriate, divided by the weighted average number of common shares outstanding. Common share equivalents were excluded from the earnings per share calculation as they were not dilutive. The weighted average number of shares outstanding utilized in the calculation was 13,872,381 and 13,869,381 for the periods ended March 31, 1996 and 1995, respectively.

8.       PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data for the three months ended March 31, 1996 is presented to reflect the effects of the two property acquisitions completed through March 31, 1996, as if such transactions had occurred on January 1, 1996. The unaudited supplemental pro forma operating data for the three months ended March 31, 1995 is presented to reflect the effects of (i) the issuance of the Senior and Medium Term Notes, (ii) the offering of 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9 3/4% Class A Cumulative Redeemable Preferred Shares, (iii) the 15 property acquisitions completed in 1995, and (iv) the two property acquisitions completed in 1996, as if such transactions had occurred on January 1, 1995.



                                                                      For the three months ended
                                                                               March 31,
                                                                   ----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1996             1995
                                                                   ---------------- -----------------

Revenues                                                           $         22,660 $         21,042
Income before equity in net income or loss of affiliates                      5,041            4,544
Net income applicable to common shares                                        3,652            3,490
Net income applicable to common shares per share                                .26              .25
Weighted average common shares outstanding                                   13,872           13,869


         The 1995 pro forma financial information does not include the revenue and expenses for Colony Bay East Phase I and II, Kensington Grove or the Residence at Washington for the period January 1 through March 31, 1995. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for the period as they were under construction for substantially all of the period prior to their acquisition.

9.       SUBSEQUENT EVENTS


         On February 21, 1996, the Company declared a dividend of $.45 per share for the quarter ending March 31, 1996. The dividend will be paid on May 1, 1996 to shareholders of record on April 15, 1996.

         Subsequent to March 31, 1996, the Company acquired one multifamily property containing 248 suites in Kalamazoo, Michigan for an aggregate purchase price of $12.5 million which was financed using borrowings under the Line of Credit.

                      ASSOCIATED ESTATES REALTY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
         Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") formed in July of 1993. In November of 1993, the Company completed its initial public offering (the "IPO") of common stock and currently owns or is a joint venture partner in 81 multifamily properties containing 15,281 suites. Subsequent to the IPO and prior to March 31, 1996, the Company acquired 38 multifamily properties containing 6,165 suites in Ohio, Michigan and Pittsburgh, Pennsylvania and three land parcels containing 89.7 acres for a aggregate investment of $270.3 million.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations.

LIQUIDITY AND CAPITAL RESOURCES
         The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1994. REIT's are subject to a number of organization and operational requirements including a requirement that 95% of the income that would otherwise be considered as taxable income be distributed to its shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to a Federal income tax on net income.

         The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to meet both operating requirements and the payment of dividends by the Company in accordance with REIT requirements in both the short and long term.

Acquisitions and dispositions:
         The Company intends to continue to finance its multifamily property acquisitions and development with the most appropriate sources of capital, which may include undistributed Funds From Operations, the issuance of equity securities, bank and other institutional borrowings, the issuance of debt securities, the assumption of mortgage indebtedness or through the exchange of properties. The Company may also determine to raise additional working capital through one or more of these sources.

         During the three months ended March 31, 1996, the Company acquired two multifamily properties containing an aggregate of 540 suites for an aggregate purchase price of $23.9 million. The acquisitions, which are located in Central Ohio and Pittsburgh, Pennsylvania, were financed with borrowings under the Line of Credit. The Company has also entered into a contract for the construction of a 324 suite property that will be known as Bradford at Easton on a 45 acre Columbus, Ohio land parcel owned by the Company for a total estimated cost of $17.6 million. The Company anticipates that construction of Bradford at Easton will be completed in the Fall of 1997. The Company is also planning a 288 suite development in Northern Ohio for an estimated cost of $20.9 million that will be constructed in two phases beginning in the Spring of 1996 and scheduled for completion in the Fall of 1997.

Subsequent to March 31, 1996, the Company acquired a multifamily property in Kalamazoo, Michigan containing 248 suites for an aggregate purchase price of $12.5 million which was financed with borrowings under the Company's Line of Credit. The Company is currently under contract to purchase a parcel of undeveloped land in Streetsboro, Ohio consisting of 12.5 acres and two multifamily properties, one of which is located in Holland, Michigan and the other in Grand Rapids, Michigan, containing an aggregate of 312 suites, for an aggregate purchase price of $12.6 million. If acquired, the Company will commence construction of a 112 suite multifamily property on the Streetsboro land parcel commencing in the Summer of 1996. The Company expects to finance the acquisition of the two properties and land parcel using borrowings under the Line of Credit and the assumption of mortgage indebtedness. There can be no assurances, however, that the Company will be successful in acquiring the two properties and the land parcel under contract.

         The Company is exploring opportunities to sell several of the government assisted properties and has received an expression of interest from a number of different sources. In addition, the Company has determined that a 90 acre parcel of land which was one of the assets acquired by the Company at the time of the IPO that is presently zoned for office and industrial use will not be rezoned for multifamily use. The Company intends to sell the property and has received interest from parties interested in developing office and industrial buildings on the property.

Financing:
         The Company utilizes a $75 million unsecured revolving credit facility (the "Line of Credit") that includes certain restrictive covenants which, among others, require the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. Based on the Company's present credit ratings and pursuant to a March 1996 interest rate reduction amendment, the LIBOR margin is 1.50%, fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 0.25% and 0.375% on the average daily unused amount of the facility is paid quarterly in arrears based on the amount outstanding on the facility. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At March 31, 1996, $39.6 million was drawn on the Line of Credit. The weighted average interest rate for Line of Credit borrowings was 7.56% during the first quarter of 1996.

         Sixty-one of the Company's 73 wholly owned properties were unencumbered at March 31, 1996 with annualized earnings before interest, depreciation and amortization of over $38.8 million and an historical cost basis of over $336.0 million. Twelve of the Company's wholly owned properties, having an historical cost basis of $94.3 million, secured $65.3 million of property specific mortgage debt at March 31, 1996 which comprised 30.3% of the Company's outstanding debt. The Company's unsecured debt totaled $131.8 million at March 31, 1996 which comprised 61.3% of the Company's outstanding debt. The Company's Senior Notes and Medium Term Notes have been rated BBB- and Baa3 by Standard and Poor's and Moody's, respectively. The weighted average interest rate on the Company's debt was 8.10% at March 31, 1996.

         The Company has filed shelf registration statements with the Securities and Exchange Commission for the registration of up to $250 million and $200 million of debt securities, preferred shares, depositary shares, common shares and common share warrants in January and December of 1995 respectively. The Company has $233.8 million of securities under these shelf filings available for issuance.

Cash flow sources and applications:
         Net cash provided by operating activities increased $1,392,200 for the three months ended March 31, 1996 when compared to the three months ended March 31, 1995. This increase was primarilly the result of an increase in earnings before depreciation and amortization attributable to the increase in the Company's asset portfolio.

         Net cash flows used for investing activities of $26,356,400 for the three months ended March 31, 1996 were primarily used for the acquisition of multifamily real estate property.

         Net cash flows provided by financing activities of $19,848,500 for the three months ended March 31, 1996 were primarily comprised of borrowings on the Line of Credit. Funds were also used to pay dividends on the Company's common and perpetual preferred shares.

         On February 21, 1996, the Company declared a dividend of $0.45 per common share for the quarter ending March 31, 1996, which was paid on May 1, 1996 to shareholders of record on April 15, 1996.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995.

         Overall, total revenue increased $4,922,300, or 28.7%, and total expenses before the net income of the joint ventures increased $4,191,200, or 32.1%, for the quarter . Net income applicable to common shares decreased $711,300, or 17.2%, after the Company's interest in the net income of the joint venture properties and dividends on the Company's perpetual preferred shares.

         In the following discussion of the comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995, the term "Core Portfolio Properties" refers to the 36 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 21 properties acquired during 1994 and the acquisition of the remaining 50% interest in two properties in which the company was a joint venture partner at the time of the IPO. "Acquired Properties" refers to the 17 multifamily properties acquired between January 1, 1995 and March 31, 1996.

         During the three months ended March 31, 1996, the Acquired Properties generated total revenues of $4,727,300 for the quarter while incurring property, operating and maintenance expenses of $1,870,500.

Rental Revenues:
         Rental revenues increased $4,839,600, or 30.8%, for the quarter. Rental revenues from the Acquired Properties increased $4,144,800 for the same period. Increases in occupancy and suite rents at the Core Portfolio market rate and government assisted properties resulted in a $694,800 or 4.6% increase in rental revenue from these properties. Approximately $75,000, or 0.5%, of the increase in the Core Portfolio rental revenue relates to a retroactive rent increase at one of the Company's government assisted properties.

         The following table summarizes the comparative rents per suite and economic occupancies(1) by property type:


                                         Average Net Collected               Average Economic
                                            Rent Per Suite2                      Occupancy
                                  ------------------------------------    ----------------------
                                   For the three months      Percent       For the three months
                                     ended March 31,        Increase         ended March 31,
                                    1996          1995                      1996          1995
                                   ------        ------      ------        ------        ------
Core Portfolio Properties:

  Market rate                   $     551    $     532        3.6%         95.0%         94.4%

  Market rate  - joint venture
     properties                       476          469        1.5%         91.3%         91.9%

      Weighted average -
         Market rate properties       542          524        3.4%         94.6%         94.1%

  Government Assisted                 653          635        2.8%         99.8%        100.0%

     Weighted average - Core
         Portfolio Properties         561          544        3.1%         95.6%         95.3%

         Table I on page 16 summarizes the rental rates, occupancies and certain other information for each of the Acquired Properties and Core Portfolio Properties.


Other Revenues:
         Painting service revenue and painting service revenue - affiliates increased $114,800, or 69.0%, for the quarter and reflects an increase in revenue generated from suite painting and major renovation projects when compared to the previous year. The increase in painting service and painting service revenue - affiliates was partially offset by an increase in painting service expenses as discussed elsewhere herein.


Property operating and maintenance expenses:
         Property operating and maintenance expenses increased $2,139,700, or 33.6%, for the quarter. Operating and maintenance expenses at the Acquired Properties increased $1,717,700 for the quarter due primarily to the operating and maintenance expenses incurred at the 13 properties that were acquired between April 1, 1995 and March 31, 1996. Property operating and maintenance expenses at the Core Portfolio Properties increased $422,000, or 6.8%, when compared to the prior three month period primarily due to increases in payroll, advertising and real estate taxes which were offset by a decline in maintenance and repair expenses. Payroll expense at the Core Portfolio Properties increased $252,100, or 17.4%, due to (i) an increase in staff at the properties acquired during 1994 and (ii) higher levels of overtime for snow removal than were incurred during the quarter ended March 31, 1995. Real estate taxes for the Core Portfolio Properties increased $227,400, or 19.3%, due primarily to the increase in the real estate tax valuations for certain properties as a result of a reassessment. Total expenditures for building renovations and suite and

- - --------------
         1 Economic occupancy is defined as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate of all occupied suites.

         2 Net collected rent revenue per suite is defined as the rent revenue recognized on occupied suites at the actual rents in accordance with the respective leases divided by the total number of suites available to be leased.

common area refurbishment (including suite painting) in the Core Portfolio Properties averaged $555 per suite for the three months ended March 31, 1996 as compared to $617 per suite for the three months ended March 31, 1995. This decline in renovation and suite and common area refurbishment expenses is primarily due to the timing of the occurrence of the expenses in 1996 and it is expected that the favorableness in maintenance and repair expenses over the prior quarter will reverse as the year progresses.

Other expenses:
         Depreciation and amortization increased $787,200, or 28.5%, for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties of $819,800.

         Painting services expenses increased $104,100, or 67.5%, for the quarter. These increases were primarily the result of an increase in payroll related expenses attributable to the increase in the number of suites painted by the painting company.

         Interest expense increased $1,159,900, or 47.1%, for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties combined. In addition, the Company incurred interest on the $75 million Senior Notes at an effective rate of 8.48% during the first quarter of 1996.

Equity in the net income (loss) of the joint ventures:
         The combined equity in the net income of the joint ventures decreased $71,300, or 132.5%,for the quarter The decrease is primarily attributable to a decline in occupancy at the joint venture properties and higher operating expenses due to increases in (i) overtime wages incurred for snow removal, (ii) utility costs and (iii) heating system repairs and maintenance costs.

         The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three months ended March 31, 1996 and 1995.


                                     For the three months ended
                                              March 31,
                                    ------------------------------
                                        1996             1995
                                    --------------   -------------
          Beneficial interests in
           joint venture operations
              Rental revenue        $    1,642,604   $    1,625,875
              Cost of operations         1,083,045          994,462
                                    --------------    -------------
                                           559,559          631,413
              Interest income                3,692            6,658
              Interest expense            (447,761)        (451,951)
              Depreciation                (120,460)        (119,900)
              Amortization                 (12,536)         (12,407)
                                    --------------    -------------
              Net income            $      (17,504)   $      53,813
                                    ==============    =============

Net income applicable to common shares:
         Net income applicable to common shares is reduced by dividends on the 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9 3/4% Class A Cumulative Redeemable Preferred Shares, of $1,371,000.

INFLATION
         Substantially all of the residential leases at the properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

CONTINGENCIES
         There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2.0 million per environmental contamination discovery (with a $50,000 deductible) and has a $10.0 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

         The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation.


                                                                                                      For the three months ending
                                                                                                      ---------------------------
                                                                                                            March 31, 1996
                                                                                                        ------------------------
                                                                                  Year      Average        Average
                                                        Type of       Total     Built or   Unit Size      Economic     Physical
  The Multifamily Properties      Location           Construction     Suites     Rehab.      Sq. Ft.      Occupancy    Occupancy
- - ----------------------------    -----------          ------------     ------    -------     --------      ---------    ---------
MARKET RATE
ACQUISITION PROPERTIES
CENTRAL OHIO PROPERTIES
Arrowhead Station                 Columbus             Townhomes          102      1987        1,344           88.5%         97.1%
Colony Bay East                   Columbus             Garden             156      1994          903           89.9          98.7
Kensington Grove                  Westerville          Garden/Townhm.      76      1995        1,109           96.7          97.4
The Residence at Washington       Wash. Ct.            Ranch               72      1995          862            N/A          95.8
                                                                          ---                  -----           ----        -------
                                                                          406                  1,045           91.4%         97.5%
WESTERN PENNSYLVANIA
Chestnut Ridge                    Pittsburgh           Garden             468      1986          769            N/A         84.6%

MICHIGAN PROPERTIES
Arbor Landings Apartments         Ann Arbor            Townhomes          168      1990        1,116           97.2%         97.0%
Country Place Apartments          Mt. Pleasant         Garden             144      1987          859          100.0          98.6
Summer Ridge Apartments           Kalamazoo            Garden             248      1989-91       960            N/A           N/A
The Oaks and Woods at Hampton     Rochester Hil        Garden/Townhm      544      1986-88     1,050           97.5          98.9
The Landings at the Preserve      Battle Creek         Garden             190      1990-91       952           86.8          92.1
                                                                          ---                  -----           ----        -------
                                                                        1,294                  1,006           95.9%         97.3%
NORTHERN OHIO PROPERTIES
Cloisters                         Toledo               Townhomes          188      1990        1,037           93.7%         94.7%
Kensington Village                Toledo               Townhomes          190      1985-90       920           97.0          96.3
Mallard's Crossing                Medina               Townhomes          192      1990          998           97.8          97.4
Treetops                          Toledo               Townhomes          128      1988-89     1,350           95.6          95.3
Vantage Villa                     Toledo               Garden             150      1974          935           95.9          93.3%
                                                                          ---                  -----           ----          ----
                                                                          848                  1,031           96.1          95.5
                                                                          ---                  -----           ----          ----
  Acquisition Properties                                                3,016                    981           95.3%         94.7%

CORE PORTFOLIO PROPERTIES
MICHIGAN PROPERTIES
Central Park Place                Grand Rapids         Townhomes          216      1988          850           97.0%         93.5%
Georgetown Park Apartments        Fenton               Townhomes          312      1987-95     1,005           93.4          93.6
                                                                          ---                  -----           ----          ----
                                                                          528                    942           94.8%         93.6%
CENTRAL OHIO PROPERTIES
Bedford Commons                   Columbus             Townhome           112      1987        1,157           96.6%         93.8%
Bentley Station                   Columbus             Garden              96      1993          891           93.5          96.9
Bolton Estates                    Columbus             Garden             196      1992          687           88.1          93.9
Heathermoor                       Worthington          Garden/Townhm      280      1989          829           94.0          96.8
Lake Forest                       Columbus             Garden             192      1994          788           87.8          93.8
Muirwood Village at Bennell       Columbus             Garden             140      1988          807           97.0          98.6
Muirwood Village at Gemstar       Columbus             Garden              24      1988          769          100.0         100.0
Muirwood Village at London        London               Garden             112      1989          769           95.2          97.3
Muirwood Village at Mt. Sterling  Mt. Sterling         Garden              48      1990          769           95.7          87.5
Muirwood Village at Zanesville    Zanesville           Garden             196      1991          769          100.0          97.4
Pendleton Lakes                   Columbus             Garden             160      1990          903           84.1          98.1
Residence at Christopher Wren     Gahanna              Townhomes          264      1993        1,062           93.3          94.3
Residence at Turnberry            Pickerington         Townhomes          216      1991        1,182           92.0          93.1
Sheffield at Sylvan               Circleville          Garden             136      1989          791           98.0          96.3
Sterling Park                     Grove City           Garden             128      1994          763           96.4          95.3
The Residence at Newark           Newark               Garden             112      1993          868           99.9          99.1
Wyndermere                        Franklin             Garden             128      1991          768          100.0          97.7
                                                                          ---                  -----           ----          ----
                                                                        2,540                    874           94.7%         95.8%
NORTHERN OHIO PROPERTIES
Bay Club                          Willowick            Garden              96      1990          925           95.4%         92.7%
Colonade Elyria                   Elyria               Garden              72      1964          512           94.8          98.6
Colonade West                     Cleveland            Garden             216      1964          502           96.7          96.3
Cultural Gardens                  Euclid               Mid Rise           186      1966          688           98.0          98.9
Edgewater Landing                 Cleveland            High Rise          241      1988 r        585           95.9          99.2
Gates Mills III                   Mayfield Hts.        High Rise          320      1978          874           91.9          98.4
Holly Park                        Kent                 Garden             192      1990          875           89.6          92.7
Huntington Hills                  Stow                 Garden              85      1982          976           96.6          97.6
Memphis Manor                     Cleveland            Garden             120      1966          554           94.5          98.3














                                                 For the three months ending
                                ---------------------------------------------------------------
                                  March 31, 1996                    March 31, 1995
                                ------------------      ---------------------------------------
                                   Average Rent          Average                 Average Rent
                                        Per              Economic    Physical        Per
  The Multifamily Properties      Suite    Sq. Ft.      Occupancy   Occupancy   Suite   Sq. Ft.
- - ----------------------------    --------   -------      ---------   ---------   -----   -------
MARKET RATE
ACQUISITION PROPERTIES
CENTRAL OHIO PROPERTIES
Arrowhead Station                $ 640     $ 0.48         98.9%       93.1%    $ 563    $ 0.42
Colony Bay East                    482       0.53         98.0        99.0       469      0.52
Kensington Grove                   750       0.68          N/A         N/A       N/A       N/A
The Residence at Washington        N/A        N/A          N/A         N/A       N/A       N/A
                                 -----       ----        -----       -----       ---      ----
                                 $ 591     $ 0.54         98.5%       96.0%    $ 518    $ 0.46
WESTERN PENNSYLVANIA
Chestnut Ridge                     N/A        N/A          N/A         N/A       N/A       N/A

MICHIGAN PROPERTIES
Arbor Landings Apartments        $ 807     $ 0.72         92.9%       96.4%      805    $ 0.72
Country Place Apartments           487       0.57          N/A         N/A       N/A       N/A
Summer Ridge Apartments            N/A        N/A          N/A         N/A       N/A       N/A
The Oaks and Woods at Hampton      752       0.72          N/A         N/A       N/A       N/A
The Landings at the Preserve       646       0.68          N/A         N/A       N/A       N/A
                                 -----       ----        -----       -----       ---      ----
                                 $ 705     $ 0.69         92.9%       96.4%    $ 805    $ 0.72
NORTHERN OHIO PROPERTIES
Cloisters                        $ 499     $ 0.48          N/A         N/A       N/A       N/A
Kensington Village                 430       0.47          N/A         N/A       N/A       N/A
Mallard's Crossing                 656       0.66         93.8        94.3       629      0.63
Treetops                           704       0.52          N/A         N/A       N/A       N/A
Vantage Villa                      561       0.60          N/A         N/A       N/A       N/A
                                 -----       ----        -----       -----       ---      ----
                                   561       0.54         93.8        94.3       629      0.63
                                 -----       ----        -----       -----       ---      ----
  Acquisition Properties         $ 633     $ 0.61         94.8%       95.5%    $ 642    $ 0.59

CORE PORTFOLIO PROPERTIES
MICHIGAN PROPERTIES
Central Park Place               $ 608     $ 0.72         98.9%       99.5%    $ 571    $ 0.67
Georgetown Park Apartments         651       0.65         98.9        99.7       624      0.62
                                 -----       ----        -----       -----       ---      ----
                                 $ 634     $ 0.67        98.9%       99.6%     $ 601    $ 0.64
CENTRAL OHIO PROPERTIES
Bedford Commons                  $ 710     $ 0.61       100.0%       98.2%     $ 687    $ 0.59
Bentley Station                    504       0.57        87.9%       90.6%       484      0.54
Bolton Estates                     459       0.67        92.5        91.3        444      0.65
Heathermoor                        524       0.63        93.4        95.0        508      0.61
Lake Forest                        530       0.67        99.7        97.9        511      0.65
Muirwood Village at Bennell        474       0.59        93.1        93.6        466      0.58
Muirwood Village at Gemstar        465       0.61        84.5        83.3        458      0.60
Muirwood Village at London         485       0.63        96.0        96.4        473      0.62
Muirwood Village at Mt. Sterling   479       0.62        94.0        91.7        465      0.61
Muirwood Village at Zanesville     504       0.66        99.0        98.4        483      0.63
Pendleton Lakes                    493       0.55        90.5        90.6        474      0.52
Residence at Christopher Wren      702       0.66        92.2        95.5        688      0.65
Residence at Turnberry             710       0.60        93.6        94.4        703      0.59
Sheffield at Sylvan                498       0.63       100.0        98.9        491      0.62
Sterling Park                      525       0.69        92.5        90.6        510      0.67
The Residence at Newark            532       0.61        99.3        96.4        518      0.60
Wyndermere                         518       0.67        99.3       100.0        502      0.65
                                 -----       ----        -----       -----       ---     -----
                                 $ 551     $ 0.63        94.7%       94.8%     $ 539    $ 0.61
NORTHERN OHIO PROPERTIES
Bay Club                         $ 604     $ 0.65        99.7%      100.0%     $ 570    $ 0.62
Colonade Elyria                    358       0.70        98.0       100.0        347      0.68
Colonade West                      389       0.77        94.3        96.8        366      0.73
Cultural Gardens                   485       0.71        97.5        98.9        472      0.69
Edgewater Landing                  409       0.70        86.2        90.9        413      0.71
Gates Mills III                    657       0.75        88.9        90.3        644      0.74
Holly Park                         721       0.82        91.2        90.1        715      0.82
Huntington Hills                   636       0.65        97.1       100.0        608      0.62
Memphis Manor                      428       0.77        94.4        96.7        408      0.74


                                                                                                      For the three months ending
                                                                                                      --------------------------
                                                                                                            March 31, 1996
                                                                                                        ----------------------
                                                                               Year        Average       Average
                                                     Type of        Total    Built or    Unit Size      Economic     Physical
  The Multifamily Properties      Location        Construction      Suites    Rehab.       Sq. Ft.      Occupancy    Occupancy
- - ----------------------------    -------------     -------------     ------   --------    ----------     ---------    ---------
Park Place                      Parma Hts.         Mid Rise           164      1966          760           98.6          97.6
Pinecrest                       Broadview Hts      Garden              96      1987 r        598           94.7          94.8
Portage Towers                  Cuyahoga Falls     High Rise          376      1973          869           96.3          96.0
Somerset West (a)               North Royalton     Garden             197      1982        1,038           93.6          95.9
Timbers I                       Broadview Hts.     Garden              48      1987          920           92.0          93.8
Timbers II                      Broadview Hts.     Garden              48      1989          940           95.2          95.8
The Triangle (b)                Cleveland          High Rise          273      1989          616           98.4          97.1
Villa Moderne                   North Olmsted      Garden             135      1963          504           97.2          94.8
Washington Manor                Elyria             Garden              48      1963          584           99.0         100.0
West Park Plaza                 Cleveland          Garden             118      1964          520           95.3          98.3
Westchester Townhouses          Westlake           Garden             136      1989        1,000           96.8          94.1
Westlake Townhomes              Westlake           Garden               7      1985        1,000          100.0         100.0
Williamsburg at Greenwood VillagSagamore Hills     Townhomes          260      1990          938           95.8          95.4
Winchester Hills I  (c)         Willoughby Hills   High Rise          362      1972          822           92.6          96.1
Winchester Hills II             Willoughby Hills   High Rise          362      1979          822           95.1          94.5
                                                                    -----                  -----          -----         -----
                                                                    4,158                    772           95.1          96.4
                                                                    -----                  -----          -----         -----
   Core Portfolio Market Rate Properties                            7,226                    820           95.0%         96.4%

GOVERNMENT ASST.-ELDERLY
Ellet Development               Akron              High Rise          100      1978          589          100.0%        100.0%
Hillwood I                      Akron              High Rise          100      1976          570          100.0         100.0
Puritas Place (d)               Cleveland          High Rise          100      1981          518          100.0         100.0
Riverview                       Massillon          High Rise           98      1979          553          100.0          99.0
State Road Apartments           Cuyahoga Falls     Garden              72      1977 r        750          100.0         100.0
Statesman II                    Shaker Height      Garden              47      1987 r        796          100.0         100.0
Sutliff Apartments II           Cuyahoga Falls     High Rise          185      1979          577           99.6         100.0
Tallmadge Acres                 Tallmadge          Mid Rise           125      1981          641          100.0         100.0
Twinsburg Apartments            Twinsburg          Mid Rise           100      1979          554          100.0         100.0
Village Towers                  Jackson Twp.       High Rise          100      1979          557          100.0          99.0
West High Apartments            Akron              Mid Rise            68      1981 r        702          100.0         100.0
                                                                    -----                  -----          -----         -----
                                                                    1,095                    602          100.0%         99.8%
GOVERNMENT ASST.-FAMILY
Jennings Commons                Cleveland          Garden              50      1981          823           98.8%        100.0%
Rainbow Terrace                 Cleveland          Garden             484      1982 r        768           98.7          97.7
Shaker Park Gardens II          Warrensville       Garden             151      1964          753           99.0         100.0
                                                                    -----                  -----          -----         -----
                                                                      685                    769           98.8          98.4
                                                                    -----                  -----          -----         -----
  Core Portfolio Government Asst. Properties                        1,780                    666           99.7%         99.3%

CONGREGATE CARE
Gates Mills Club                Mayfield Heigts    High Rise          120      1980          721           96.6%         96.7%
The Oaks                        Westlake           Garden              50      1985          672           92.9          94.0
                                                                    -----                  -----          -----         -----
                                                                      170                    707           95.3          95.9
                                                                    -----                  -----          -----         -----
                                                                    9,176                    734           96.0 %        96.6%
JOINT VENTURE PROPERTIES
NORTHEAST OHIO
MARKET RATE
Americana                       Euclid             High Rise          738      1968          803           90.3%         92.3%
College Towers                  Kent               Mid Rise           380      1969          662           91.7          93.7
Euclid House                    Euclid             Mid Rise           126      1969          654           96.5          92.1
Gates Mills Towers              Mayfield Hts.      High Rise          760      1969          856           94.2          98.0
Highland House                  Painesville        Garden              36      1964          539          100.0         100.0
Watergate                       Euclid             High Rise          949      1971          831           87.9          91.7
                                                                    -----                  -----          -----         -----
                                                                    2,989                    789           91.3%         93.8%
GOVERNMENT ASST.-FAMILY
Lakeshore Village               Cleveland          Garden             108      1982          786          100.0%        100.0%
                                                                    -----                  -----          -----         -----
                                                                    3,097                    789           91.9          94.0
                                                                    -----                  -----          -----         -----
                                                                   15,289                    974           95.5%         95.7%
                                                                   ======                  =====          =====         =====

















                                                             For the three months ending
                                          --------------------------------------------------------------------
                                             March 31, 1996                    March 31, 1995
                                          --------------------   ---------------------------------------------
                                              Average Rent        Average                     Average Rent
                                                  Per             Economic    Physical             Per
  The Multifamily Properties                Suite     Sq. Ft.    Occupancy   Occupancy      Suite     Sq. Ft.
- - ----------------------------              --------    -------    ---------   ---------      -----     -------
Park Place                                   512       0.67        98.2        97.0           489       0.64
Pinecrest                                    452       0.76        98.2        97.9           434       0.73
Portage Towers                               544       0.63        98.2        98.7           523       0.60
Somerset West (a)                            678       0.65        96.6        98.0           665       0.64
Timbers I                                    649       0.71        99.2       100.0           632       0.69
Timbers II                                   699       0.74        93.3        97.9           661       0.70
The Triangle (b)                             848       1.38        93.9        98.5           833       1.35
Villa Moderne                                418       0.83        96.3        97.0           405       0.80
Washington Manor                             377       0.65        99.2       100.0           364       0.62
West Park Plaza                              412       0.79        95.7        95.8           394       0.76
Westchester Townhouses                       741       0.74        90.4        96.3           718       0.72
Westlake Townhomes                           745       0.75       100.0       100.0           714       0.71
Williamsburg at Greenwood Village            791       0.84        90.5        93.5           765       0.82
Winchester Hills I  (c)                      556       0.68        93.9        94.8           537       0.65
Winchester Hills II                          588       0.72        91.2        94.8           568       0.69
                                             ---       ----       -----       -----           ---       ----
                                             582       0.75        93.6        95.8           565       0.73
                                             ---       ----       -----       -----           ---       ----
  Core Portfolio Market Rate Properties      575     $ 0.70        94.4%       95.7%        $ 559     $ 0.68

GOVERNMENT ASST.-ELDERLY
Ellet Development                            590      $1.00        99.9%      100.0%        $ 589      $1.00
Hillwood I                                   599       1.05       100.0       100.0           596       1.05
Puritas Place (d)                            782       1.51       100.0        99.9           782       1.51
Riverview                                    591       1.07       100.0       100.0           590       1.07
State Road Apartments                        596       0.79       100.0       100.0           596       0.79
Statesman II                                 651       0.82       100.0       100.0           650       0.82
Sutliff Apartments II                        586       1.02       100.0       100.0           580       1.01
Tallmadge Acres                              662       1.03        99.8       100.0           659       1.03
Twinsburg Apartments                         603       1.09       100.0       100.0           602       1.09
Village Towers                               583       1.05       100.0       100.0           579       1.04
West High Apartments                         790       1.13       100.0       100.0           789       1.12
                                             ---       ----       -----       -----           ---       ----
                                             632     $ 1.05       100.0%       99.9%        $ 630     $ 1.05
GOVERNMENT ASST.-FAMILY
Jennings Commons                             685     $ 0.83       100.0%       98.0%        $ 680     $ 0.83
Rainbow Terrace                              738       0.96        99.9        97.7           620       0.81
Shaker Park Gardens II                       531       0.71        99.6       100.0           531       0.71
                                             ---       ----       -----       -----           ---       ----
                                             688       0.89        99.9        98.4           605       0.79
                                             ---       ----       -----       -----           ---       ----
  Core Portfolio Government Asst. Properties 654     $ 0.98       100.0%       99.3%        $ 620     $ 0.93

CONGREGATE CARE
Gates Mills Club                             749     $ 1.04        96.7%       99.2%        $ 684     $ 0.95
The Oaks                                     953       1.42        92.0        96.0           939       1.40
                                             ---       ----       -----       -----           ---       ----
                                             809       1.14        95.0        98.2           759       1.07
                                             ---       ----       -----       -----           ---       ----
                                             595     $ 0.75        95.6%       96.5%        $ 577     $ 0.73




































JOINT VENTURE PROPERTIES
NORTHEAST OHIO
MARKET RATE
Americana                                    483     $ 0.60        93.6%       94.2%        $ 469     $ 0.58
College Towers                               404       0.61        89.5        88.2           380       0.57
Euclid House                                 430       0.66        91.3        92.9           421       0.64
Gates Mills Towers                           655       0.77        93.0        96.4           646       0.75
Highland House                               385       0.71        97.1       100.0           371       0.69
Watergate                                    533       0.64        90.6        92.5           530       0.64
                                             ---       ----       -----       -----           ---       ----
                                             521     $ 0.66        91.9%       93.5%        $ 510     $ 0.65
GOVERNMENT ASST.-FAMILY
Lakeshore Village                            669     $ 0.85        99.9%       99.1%        $ 726     $ 0.92
                                             ---       ----       -----       -----           ---       ----
                                             528       0.67        92.5        90.2           520       0.66
                                             ---       ----       -----       -----           ---       ----
                                          $  591     $ 0.72        95.3%       95.7%        $ 575     $ 0.72
                                          ======     ======      ======      ======         =====     ======

- - --------------

(a)  Somerset West has 77 Contract Suites and 120 Conventional Property suites.
(b)  The Triangle also contains 63,321 square feet of office/retail space.
(c) The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations. The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments. Unpaid principal and interest is expected to exceed seven years of equivalent principal and interest payments in 1995.
(d) The property was developed by AEG in 1981 subject to a warranty deed reversion provision. This provision states that the assignment of fee simple title of the property to AEG (transferred to the Company) shall expire in 2037.
r =  Rehabilitated

          HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

         Industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, non-recurring and extraordinary items, plus depreciation on real estate assets and after adjustments for unconsolidated joint ventures. Adjustments for joint ventures are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow is defined as Funds From Operations less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, Funds From Operations and Distributable Cash Flow should be presented in conjunction with net income
(loss) as presented in the consolidated financial statements and data included elsewhere in this report.

         Funds From Operations and Funds Available for Distribution ("Distributable Cash Flow") for the three month period ended March 31, 1996 and 1995 are summarized in the following table:


                                                                  For the three months
                                                                     ended March 31,
(IN THOUSANDS)                                                     1996          1995
                                                               ------------- --------

NET INCOME APPLICABLE TO COMMON SHARES                         $      3,420  $      4,131

Depreciation on real estate assets
  Wholly owned properties                                             3,330         2,574
  Joint venture properties                                              121           120
                                                               ------------  ------------
FUNDS FROM OPERATIONS                                                 6,871         6,825

Depreciation - other assets                                              69            60
Amortization of deferred financing fees                                 163           128
Scheduled mortgage principal amortization                              (217)         (140)
Scheduled mortgage principal amortization-
    joint venture properties                                            (47)          (43)
Fixed asset additions                                                  (115)         (186)
Fixed asset additions - joint venture properties                          -           (14)
                                                               ------------- ------------
DISTRIBUTABLE CASH FLOW                                        $      6,724  $      6,630
                                                               ============= ============

Weighted average shares outstanding                                  13,872        13,869
                                                               ============= =============

                                     PART II

                                OTHER INFORMATION

           Except to the extent noted below, the items required in Part II are inapplicable and have been omitted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits




                                                                                     FILED HEREWITH OR
                                                                                       INCORPORATED
                                                                                         HEREIN BY
      Number                                    TITLE                                    REFERENCE
      ------        ------------------------------------------------------------     -----------------
3.1                 Second Amended and Restated Articles of Incorporation of the  Exhibit 3.1 filed
                    Company                                                       herewith.

3.2                 Code of Regulations of the Company                            Exhibit 3.2 filed
                                                                                  herewith.

4.1                 Fourth Amendment to Revolving Credit Facility dated March 8,  Exhibit 4.1 filed
                    1996, by and among the Company, as Borrower, and National     herewith.
                    City Bank, as Agent, and the banks identified therein.

10.1                Employment Agreement between the Company and Jeffrey I.       Exhibit 10.1 filed
                    Friedman                                                      herewith.

27                  Financial Data Schedule                                       Exhibit 27 filed
                                                                                  herewith.
           (b)      Reports on Form 8-K

                    None


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ASSOCIATED ESTATES REALTY CORPORATION



May 13, 1996             /s/ Dennis W. Bikun
- - ---------------------    ------------------------------------------------------
(Date)                   Dennis W. Bikun, Chief Financial Officer and Treasurer