Form 10-Q
period 1996-06-30
ASSOCIATED ESTATES REALTY CORP
filed 1996-08-14
CIK 911635

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12486
                                                -------


                      ASSOCIATED ESTATES REALTY CORPORATION
             (Exact name of registrant as specified in its charter)



            Ohio                       34-1747603          5025 Swetland Court, Richmond Hts., Ohio     44143-1467
- -------------------------------     ----------------       ----------------------------------------     ----------
(State or other jurisdiction of     (I.R.S. Employer       (Address of principal executive offices)     (Zip Code)
incorporation or organization)   Identification Number)


        Registrant's telephone number, including area code (216) 261-5000




              (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common as of the latest practicable date.

              13,872,381 shares outstanding as of August 13, 1996.

================================================================================

                      ASSOCIATED ESTATES REALTY CORPORATION



                                      INDEX





PART 1 - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
       ITEM 1     Financial Statements


                  Consolidated Balance Sheets as of June 30, 1996
                    and December 31, 1995.........................................................................3

                  Consolidated Statements of Operations for the six and three month periods ended June 30, 1996 and 1995....................................................4

                  Consolidated Statements of Cash Flows for the six month
                    period ended June 30, 1996 and 1995...........................................................5

                  Notes to  Financial Statements..................................................................6


       ITEM 2     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................10


PART II - OTHER INFORMATION


       ITEM 4     Submission of Matters to a vote of Security-Holders............................................20

       ITEM 6     Exhibits and Reports on Form 8-K...............................................................20

SIGNATURES  .....................................................................................................21

                      ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                      June 30,       December 31,
                                                                        1996             1995
                                                                   -------------    -------------
                                                                    (Unaudited)
                                  ASSETS
Real estate assets:
   Land                                                            $  48,123,199    $  43,829,336
   Buildings and improvements                                        416,464,418      373,420,546
   Furniture and fixtures                                             17,947,050       16,714,676
                                                                   -------------    -------------
                                                                     482,534,667      433,964,558
       Less:  accumulated depreciation                              (104,334,304)     (97,301,859)
                                                                   -------------    -------------
       Real estate, net                                              378,200,363      336,662,699
Cash and cash equivalents                                              1,595,895        2,848,285
Restricted cash and investments                                        5,498,321        5,078,884
Accounts and notes receivable:
   Rents                                                               1,083,596        1,363,587
   Affiliates                                                            676,416          731,580
   Other                                                                  49,138           38,068
Deferred charges and prepaid expenses                                  4,092,872        3,651,537
Other assets                                                           1,328,461        1,335,377
                                                                   -------------    -------------
                                                                   $ 392,525,062    $ 351,710,017
                                                                   =============    =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt                                                       $  66,624,929    $  68,909,238
Unsecured debt                                                       153,106,907      102,325,107
                                                                   -------------    -------------
       Total indebtedness                                            219,731,836      171,234,345
Capital lease obligations                                                416,999          274,319
Accounts payable and accrued expenses                                 10,901,088       11,794,365
Dividends payable                                                             --        5,963,834
Resident security deposits                                             4,152,805        3,668,159
Funds held for non-owned properties                                    3,013,000        5,399,836
Accrued interest                                                       2,187,815        1,997,181
Accumulated losses and distributions of equity
   investees in excess of investment and advances                     12,283,520       12,208,299
                                                                   -------------    -------------
       Total liabilities                                             252,687,063      212,540,338
Commitments and contingencies                                                 --               --
Shareholders' equity:
   Preferred shares, Class A cumulative, without par value;
     3,000,000 shares authorized; 225,000 issued and outstanding      56,250,000       56,250,000
   Common shares, without par value, $.10 stated value;
     50,000,000 shares authorized; 13,872,381 shares
     issued and outstanding                                            1,387,238        1,387,238
   Paid-in capital                                                   102,506,016      102,567,007
   Accumulated dividends in excess of net income                     (20,305,255)     (21,034,566)
                                                                   -------------    -------------
       Total shareholders' equity                                    139,837,999      139,169,679
                                                                   -------------    -------------
                                                                   $ 392,525,062    $ 351,710,017
                                                                   =============    =============

                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                         For the three months ended   For the six months ended
                                                  June 30,                    June 30,
                                             1996          1995          1996          1995
                                         -----------   -----------   -----------   -----------
Revenues
   Rental                                $21,852,214   $16,416,648   $42,412,081   $32,137,020
   Property management fees                  100,787       103,374       192,867       223,316
   Property management fees-affiliates       856,957       962,677     1,719,071     1,841,576
   Painting service                          128,372       112,447       202,148       142,606
   Painting service-affiliates               410,585       198,662       618,087       334,982
   Other                                     176,338       392,661       429,135       632,807
                                         -----------   -----------   -----------   -----------
                                          23,525,253    18,186,469    45,573,389    35,312,307
Expenses
   Property operating and maintenance      8,916,564     6,728,275    17,431,273    13,103,246
   Depreciation and amortization           3,784,012     2,993,745     7,333,967     5,756,453
   Painting services                         473,710       290,180       732,090       444,465
   General and administrative              1,586,063     1,274,118     2,878,388     2,566,334
   Interest expense                        3,991,336     2,896,219     7,615,422     5,360,357
                                         -----------   -----------   -----------   -----------
       Total expenses                     18,751,685    14,182,537    35,991,140    27,230,855
       Income before equity in net
         income of joint ventures          4,773,568     4,003,932     9,582,249     8,081,452
   Equity in net income of
     joint ventures                          150,638        87,751       133,134       141,565
                                         -----------   -----------   -----------   -----------
       Net income                        $ 4,924,206   $ 4,091,683   $ 9,715,383   $ 8,223,017
                                         ===========   ===========   ===========   ===========

Net income applicable to common shares   $ 3,553,101   $ 4,091,683   $ 6,973,173   $ 8,223,017
                                         ===========   ===========   ===========   ===========

Per Common Share:
   Net income                            $       .26   $       .30   $       .50   $       .59
                                         ===========   ===========   ===========   ===========
   Dividends paid                        $       .45   $       .43   $       .90   $       .86
                                         ===========   ===========   ===========   ===========
Weighted average number of common
   shares outstanding (in thousands)          13,872        13,869        13,872        13,869


                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)




                                                                    1996            1995
                                                                ------------    ------------
Cash flow from operating activities:
   Net income                                                   $  9,715,383    $  8,223,017
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                               7,333,967       5,756,453
       Equity in net income of joint ventures                       (133,134)       (141,565)
       Earnings distributed from joint ventures                      181,239          84,568
       Net change in accounts and notes receivable                   268,921         409,791
       Net change in accounts and notes receivable-affiliates         55,164        (197,645)
       Net change in accounts payable and accrued expenses        (1,122,988)         13,148
       Net change in other operating assets and liabilities          109,971         484,950
       Net change in restricted cash                                (419,437)       (324,038)
       Net change in funds held for non-owned properties          (2,386,836)     (2,826,829)
                                                                ------------    ------------
           Total adjustments                                       3,886,867       3,258,833
                                                                ------------    ------------
       Net cash flow provided by operations                       13,602,250      11,481,850
Cash flow from investing activities:
   Acquisition of real estate (net of liabilities assumed)       (47,521,197)    (27,224,935)
   Fixed asset additions                                            (210,832)       (436,765)
   Distributions from joint ventures                                  27,116          91,838
                                                                ------------    ------------
       Net cash flow used for investing activities               (47,704,913)    (27,569,862)
Cash flow from financing activities:
   Increase in unsecured debt                                     50,483,715      41,119,500
   Decrease in secured debt                                       (2,284,309)    (13,520,689)
   Payments of deferred financing and offering costs                (339,504)     (1,098,937)
   Payments under capital lease obligations                          (59,723)        (28,494)
   Common share dividends paid                                   (12,207,696)    (11,511,586)
   Preferred share dividends paid                                 (2,742,210)             --
                                                                ------------    ------------
       Net cash flow provided by financing activities             32,850,273      14,959,794
                                                                ------------    ------------
       Decrease in cash and cash equivalents                      (1,252,390)     (1,128,218)
Cash and cash equivalents, beginning of period                     2,848,285       1,870,584
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $  1,595,895    $    742,366
                                                                ============    ============

                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.        NATURE OF BUSINESS

          The Company is a self-administered and self-managed real estate investment trust ("REIT") which specializes in acquisition, development, ownership and management of multifamily properties in Ohio, Michigan and Pennsylvania ("Great Lakes Region"). At June 30, 1996, the Company owned or was a joint venture partner in 82 multifamily properties containing 15,457 suites. Additionally, the Company manages 40 non-owned properties, 32 of which are multifamily properties consisting of 7,052 suites and eight of which are commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. The Company's real estate property management operations, a painting service company, a computer services company and a mortgage origination and servicing company have for the most part been assigned to affiliates of the Company that are collectively referred to as the "Service Companies".

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

3.        ACQUISITION AND DEVELOPMENT OF MULTIFAMILY PROPERTIES

          During the period January 1, 1996 through June 30, 1996, the Company acquired, in separate purchase transactions, four multifamily properties containing an aggregate of 956 suites for an aggregate purchase price of $42.5 million, which were financed with borrowings under the Company's Line of Credit.

          Construction in progress for the development of multifamily property was $12,767,695 and $8,254,251 at June 30, 1996 and December 31, 1995,
respectively. The Company capitalizes interest on funds used in constructing property from the date of initiation of construction activities through the time the property is ready for leasing. The Company also capitalizes real estate taxes and insurance costs during the construction period. The following schedule details construction in progress at June 30, 1996:


                                                          Construction    Percent
(dollars in thousands)                         Estimated      Cost     Construction   Percent    Percent
                        Number of            Construction  Incurred to   Complete     Leased    Occupied    Estimated
       Property          Suites    Land Cost     Costs        Date      at 6/30/96  at 6/30/96 at 6/30/96  Completion
- ---------------------- ----------- --------- ------------ ------------ ------------ ---------- ----------- ----------
AURORA, OH
  Barrington-Phase I        168    $ 1,375   $   11,134   $     1,124      3%             -           -      Summer 1997
  Barrington-Phase II       120        982        7,953          -          -             -                  Winter 1997
                            ---    -------   ----------   -----------
                            288      2,357       19,087         1,124
ANN ARBOR, MI
  Arbor Landings II         TBD        650          TBD            90       -             -           -      TBD
COLUMBUS, OH
  Bradford at Easton        324      2,033       14,700         3,077     20%             -           -      Fall 1997
FENTON, MI
  Georgetown expansion       48        483        2,879         2,360     90%            59%         34%     Summer 1996
WESTLAKE, OH
  Westlake                  TBD        523          TBD          -          -             -           -      TBD

Future Development                                                          -             -           -
  Project Costs             -          -           -               71
                       ----------- --------- ----------   -----------
                            660    $ 6,046   $   36,666   $     6,722

TBD (To be determined)

          At June 30, 1996, the Company held land having an historical cost of $2,897,690 that it intends to sell since the land cannot be rezoned for multifamily use. Management estimates that proceeds from the sale of land will exceed its cost and as a result, the land is stated at cost.

4.       SHAREHOLDERS' EQUITY

         The following table summarizes the changes in shareholders' equity since December 31, 1995:


                            Class A                                          Accumulated
                          Cumulative        Common                            Dividends
                           Preferred        Shares            Paid-In       In Excess Of
                            Shares    (at $.10 stated value)  Capital        Net Income          Total
                        ---------------- ---------------- --------------- ---------------- ----------------
Balance, Dec. 31, 1995  $    56,250,000   $  1,387,238   $   102,567,007  $   (21,034,566) $   139,169,679
   Net income                    -              -                -              9,715,383        9,715,383
   Common share
     dividends declared          -              -                -             (6,243,862)      (6,243,862)
   Preferred share
     dividends declared          -              -                -             (2,742,210)      (2,742,210)
Additional offering costs        -              -                (60,991)          -               (60,991)
                         -----------------------------   ---------------  ---------------  ---------------
Balance, June 30, 1996  $    56,250,000   $  1,387,238   $   102,506,016  $   (20,305,255) $   139,837,999
                        ==============================   ===============  ===============  ===============

5.       SECURED DEBT

CONVENTIONAL MORTGAGE DEBT

         Conventional mortgages payable are comprised of nonrecourse, project specific, loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through August 1, 2018.

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

6.       UNSECURED DEBT

SENIOR NOTES

         The Senior Notes were issued in 1995, and net proceeds of $83.6 million, after underwriting commissions, offering expenses and discounts, were applied to amounts drawn on the Company's Revolving Credit Facility or Line of Credit. Notes with a principal balance of $75 million accrue interest at 8.38% and mature in 2000. The remaining notes, in the principal amount of $10 million, accrue interest at 7.10% and mature in 2002.

LINE OF CREDIT

         The Company utilizes a $75 million unsecured revolving credit facility (the "Line of Credit"). The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. Based on the Company's present credit ratings and pursuant to a March 1996 interest rate reduction amendment to the Line of Credit, the LIBOR margin is 150 basis points ("BP") fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of
 .25% to .375% based on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At June 30, 1996, $60.9 million was drawn on the Line of Credit.

MEDIUM TERM NOTES PROGRAM

         The Company's $75 million Medium Term Notes Program became effective on January 3, 1996. The Company issued two notes under the MTN Program aggregating $7.5 million. The net proceeds of approximately $7.4 million were applied to amounts borrowed under the Line of Credit.

         One note with a principal balance of $5 million accrues interest at 6.83% and is due in 2003. The second note has a principal balance of $2.5 million and accrues interest at 6.60% and is due in 2026. The holder of the $2.5 million note has the option to require repayment on March 15, 2003.

7.       EARNINGS PER SHARE

         Net income per share has been computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed net income applicable to common shareholders as appropriate, divided by the weighted average number of common shares outstanding. Common share equivalents were excluded from the earnings per share calculation as they were not dilutive. The weighted average number of shares outstanding utilized in the calculation was 13,872,381 and 13,869,381 for the periods ended June 30, 1996 and 1995, respectively.

8.       PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data for the six months ended June 30, 1996 is presented to reflect the effects of the four property acquisitions completed through June 30, 1996, as if such transactions had occurred on January 1, 1996. The unaudited supplemental pro forma operating data for the six months ended June 30, 1995 is presented to reflect the effects of (i) the issuance of the Senior and Medium Term Notes, (ii) the offering of 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9 3/4% Class A Cumulative Redeemable Preferred Shares, (iii) the 15 property acquisitions completed in 1995, and (iv) the four property acquisitions completed in 1996, as if such transactions had occurred on January 1, 1995.


                                                 For the six months ended
                                                        June 30,
                                                 ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               1996      1995
                                                     -------   -------
Revenues                                             $47,103   $44,164
Net income applicable to common shares                 7,216     6,794
Net income applicable to common shares per share        0.52      0.49
Weighted average common shares outstanding            13,872    13,872


         The 1995 pro forma financial information does not include the revenue and expenses for Colony Bay East Phase I and II, Kensington Grove or the Residence at Washington for the period January 1 through June 30, 1995. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for the period as they were under construction for substantially all of the period prior to their acquisition.

9.       SUBSEQUENT EVENTS

         On July 2, 1996, the Company declared a dividend of $.45 per share for the quarter ending June 30, 1996. The dividend will be paid on August 1, 1996 to shareholders of record on July 15, 1996.

         Subsequent to June 30, 1996, the Company aquired a parcel of land consisting of 12.5 acres for an aggregate cost of $.5 million which was financed with borrowings under the Company's Line of Credit.

                      ASSOCIATED ESTATES REALTY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") that currently owns or is a joint venture partner in 82 multifamily properties containing 15,457 suites located in Ohio, Michigan and Pennsylvania.

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

Financing:
         The Company utilizes a $75 million unsecured revolving credit facility (the "Line of Credit") that includes certain restrictive covenants which, among others, require the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings and pursuant to a March 1996 interest rate reduction amendment, the LIBOR margin is 150 BP, fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 0.25% and 0.375% on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At June 30, 1996, $60.9 million was drawn on the Line of Credit with a weighted average interest rate of 7.28%.

         Sixty-three of the Company's 75 wholly owned properties were unencumbered at June 30, 1996 with annualized earnings before interest, depreciation and amortization of over $40.0 million and an historical cost basis of over $354.6 million. The remaining twelve of the Company's wholly owned properties, having an historical cost basis of $94.3 million, secured $65.0 million of property specific mortgage debt at June 30, 1996 which comprised 27.5% of the Company's outstanding debt. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $18.1 million at June 30, 1996. The Company's unsecured debt totaled $153.1 million at June 30, 1996 which comprised 64.8% of the Company's outstanding debt. The Company's Senior Notes and Medium Term Notes have been rated BBB- and Baa3 by Standard and Poor's and Moody's, respectively. The weighted average interest rate on the Company's debt, including the amounts drawn on the Line of Credit, was 7.98% at June 30, 1996.

         The Company has filed shelf registration statements with the Securities and Exchange Commission for the registration of up to $250 million and $200 million of debt securities, preferred shares, depositary shares, common shares and common share warrants in January and December of 1995, respectively. The Company has $233.8 million of securities under these shelf filings available for issuance.

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

         During the six-month period ended June 30, 1996, the Company acquired four multifamily properties containing an aggregate of 956 suites for an aggregate purchase price of $42.5 million. The acquisitions are located in Michigan, Ohio and Western Pennsylvania, and were financed with borrowings under the Line of Credit. The Company has also entered into a contract for the construction of a 324 suite property that will be known as Bradford at Easton on a 45 acre Columbus, Ohio land parcel owned by the Company with an estimated completion in the Fall of 1997. The Company is also developing Barrington, a 288 suite multifamily property in Aurora, Ohio that will be constructed in two phases with an estimated completion of the first phase in the Fall of 1997. The construction of Bradford at Easton and Barrington Phase I was approximately
20% and 3% complete, respectively, at June 30, 1996.

         The Company is currently under contract to purchase two parcels of undeveloped land located in Streetsboro and Mt. Sterling, Ohio consisting of
12.5 and 10 acres, respectively, and a multifamily property in Grand Rapids, Michigan, containing 144 suites for an aggregate purchase price of $6.7 million. If acquired, the Company will commence construction of a 112 suite multifamily property on the Streetsboro land parcel in the Summer of 1996. The parcel of land under contract in Mt. Sterling, Ohio is adjacent to a property owned by the Company and will be held for future development. The Company expects to finance the acquisition of the property and two land parcels using borrowings under the Line of Credit and the assumption of mortgage indebtedness. There can be no assurances, however, that the Company will be successful in acquiring the property and the two land parcels under contract.

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

Cash flow sources and applications:
         Net cash provided by operating activities increased $2,120,400 for the six-month period ended June 30, 1996 when compared with the six-month period ended June 30, 1995. This increase was primarily the result of an increase in earnings before depreciation and amortization attributable to the increase in the Company's asset portfolio that was partially offset by a decrease in accounts payable and accrued expenses.

         Net cash flows used for investing activities of $47,704,900 for the six-month period ended June 30, 1996 were primarily used for the acquisition of multifamily real estate.

         Net cash flows provided by financing activities of $32,850,300 for the six-month period ended June 30, 1996 were primarily comprised of borrowings on the Line of Credit and Medium Term Note Program. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares.

         On July 2, 1996, the Company declared a dividend of $0.45 per common share for the quarter ending June 30, 1996 which was paid on August 1, 1996 to shareholders of record on July 15, 1996. On May 22, 1996, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on June 17, 1996 to shareholders of record on June 3, 1996.

RESULTS OF OPERATIONS
COMPARISON OF THE THREE-MONTHS ENDED JUNE 30, 1996 TO THE THREE-MONTHS ENDED JUNE 30, 1995.

         Overall, total revenue increased $5,338,800 or 29.4% and total expenses before the net income of the joint ventures increased $4,569,100 or 32.2% for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. Net income applicable to common shares decreased $538,600 or 13.2% after the Company's interest in the net income of the joint venture properties and dividends on the Company's Perpetual Preferred Shares.

         In the following discussion of the comparison of the three-months ended June 30, 1996 to the three-months ended June 30, 1995, the term "Core Portfolio Properties" refers to the 60 wholly owned properties that were acquired by the Company prior to March 31, 1995 and "Acquired Properties" refers to the 15 multifamily properties acquired between April 1, 1995 and June 30, 1996.

         During the three-months ended June 30, 1996, the Acquired Properties generated total revenues of $4,679,800 while incurring property, operating and maintenance expenses of $1,785,200.

Rental Revenues:
         Rental revenues increased $5,435,600 or 33.1% for the quarter. Rental revenues from the Acquired Properties increased $4,622,800 for the same period. Increases in occupancy and suite rents at the Core Portfolio market rate and Government Assisted properties resulted in a $812,900 or 5.0% increase in rental revenue from these properties.

         The following table summarizes the comparative rents per suite and economic occupancies(1) by property type:


                                          Average Net Collected                  Average Economic
                                            Rent Per Suite(2)                      Occupancy
                                 --------------------------------------       --------------------
                                   For the three-months         Percent        For the three-months
                                      ended June 30,           Increase          ended June 30,
                                 -----------------------       --------       --------------------
                                    1996         1995                          1996          1995
                                 ----------   ----------                       ----          ----
Core Portfolio Properties:
  Market rate                    $      569   $      540          5.4%         96.6%         94.9%
  Market rate  - joint venture
     properties                         483          478          1.0%         92.8%         92.9%
  Government Assisted                   643          620          3.7%         99.6%         99.8%
     Weighted average - Core
         Portfolio Properties           573          547          4.8%         96.8%         95.6%

         Table I on page 17 summarizes the rental rates, occupancies and certain other information for each of the Acquired Properties and Core Portfolio Properties.


- --------
         1 Economic occupancy is defined as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate of all occupied suites.

         2 Net collected rent revenue per suite is defined as the rent revenue recognized on occupied suites at the actual rents in accordance with the respective leases divided by the total number of suites available to be leased.

Other Revenues:
         Property management fees and property management fees - affiliates decreased $108,300 or 10.2% for the three-month period. This decrease was due primarily to a decline in supplemental management fees earned on two of the Government Assisted properties managed by the Company. These supplemental management fees are based on the cash flow available for distribution of the two managed properties which declined due to an increase in repair and maintenance expenses at the two managed properties.

         Painting service revenue and painting service revenue - affiliates increased $227,800 or 73.2% for the quarter and reflects an increase in revenue generated from suite painting and major renovation projects when compared with the three-months ended June 30, 1995. The increase in painting service revenue and painting service revenue - affiliates was partially offset by an increase in painting service expenses as discussed elsewhere herein.

         Other income for the three-months ended June 30, 1996 decreased $203,700 or 32.2% when compared with the three-months ended June 30, 1995. The decrease is due primarily to a decrease in supervisory management fees received from one of the managed properties.

Property operating and maintenance expenses:
        Property operating and maintenance expenses increased $2,188,300 or 32.5% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $1,777,100 for the quarter due primarily to the operating and maintenance expenses incurred at the 15 properties that were acquired between April 1, 1995 and June 30, 1996. Property operating and maintenance expenses at the Core Portfolio Properties increased $411,200 or 6.1% when compared with the three-months ended June 30, 1995 primarily due to increases in payroll, advertising and real estate taxes which were offset by a decline in maintenance and repair expenses. Payroll expense at the Core Portfolio Properties increased $133,400 or 8% due to an increase in staff at the properties acquired during 1994. Real estate taxes for the Core Portfolio Properties increased $254,700 or 18.9% due primarily to the increase in the real estate tax valuations for certain properties. Total expenditures for building renovations and suite and common area refurbishment (including suite painting) in the Core Portfolio Properties averaged $119 per suite for the three-months ended June 30, 1996 as compared to $136 per suite for the three-months ended June 30, 1995.

Other expenses:
         Depreciation and amortization increased $790,300 or 26.4% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties of $919,800.

         Painting services expenses increased $183,500 or 63.2% for the quarter. These increases were primarily the result of an increase in payroll related expenses attributable to the increased sales of the painting company.

         Interest expense increased $1,095,100 or 37.8% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties.

RESULTS OF OPERATIONS
COMPARISON OF THE SIX-MONTHS ENDED JUNE 30, 1996 TO THE SIX-MONTHS ENDED JUNE 30, 1995.

         Overall, total revenue increased $10,261,100 or 29.1% and total expenses before the net income of the joint ventures increased $8,760,300 or 32.2% for the six-month period. Net income applicable to common shares decreased $1,249,800 or 15.2% after the Company's interest in the net income of the joint venture properties and dividends on the Company's Perpetual Preferred Shares.

         In the following discussion of the comparison of the six-months ended June 30, 1996 to the six-months ended June 30, 1995, the term "Core Portfolio Properties" refers to the 56 wholly owned properties that were acquired by the Company prior to December 31, 1994 and "Acquired Properties" refers to the 19 multifamily properties acquired between January 1, 1995 and June 30, 1996.

         During the six-months ended June 30, 1996, the Acquired Properties generated total revenues of $10,606,200 while incurring property, operating and maintenance expenses of $4,175,500.

Rental Revenues:
         Rental revenues increased $10,275,100 or 32.0% for the six-month period. Rental revenues from the Acquired Properties increased $8,949,500 for the same period. Increases in occupancy and suite rents at the Core Portfolio Conventional and Government-Assisted Properties resulted in a $1,325,900 or 4.4% increase in rental revenue from these properties.

Other Revenues:
         Property management fees and property management fees - affiliates decreased $153,000 or 7.4% for the six-month period. This decrease was due primarily to a decline in supplemental management fees earned on two of the Government Assisted properties managed by the Company. These supplemental management fees are based on the cash flow available for distribution of the two managed properties which declined due to an increase in repair and maintenance expenses at the two managed properties.

         Painting service revenue and painting service revenue - affiliates increased $342,600 or 71.7% for the six-month period and reflects the increase in revenue generated from suite painting and major renovation projects when compared with the six-months ended June 30, 1995. The increase in painting service revenue and painting service revenue - affiliates was partially offset by an increase in painting service expenses as discussed elsewhere herein.

         Other income for the six-months ended June 30, 1996 decreased $203,700 or 32.2% when compared with the six-months ended June 30, 1995. The decrease is due primarily to a decrease in supervisory management fees received from one of the managed properties.

Property operating and maintenance expenses:
         Property operating and maintenance expenses increased $4,328,000 or 33.0% for the six-months ended June 30, 1996. Operating and maintenance expenses at the Acquired Properties increased $3,612,300 for the six-month period due primarily to the operating and maintenance expenses incurred at the four properties acquired during 1996 and the recognition of a full six-month period's operating expenses at the 15 properties acquired during 1995. Property operating and maintenance expenses at the Core Portfolio Properties increased $715,700 when compared with the six-months ended June 30, 1995 primarily due to increases in real estate taxes, personnel and advertising expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties, including suite painting, averaged $195 per suite for the six-months ended June 30, 1996 as compared to $221 per suite for the six-months ended June 30, 1995.

Other expenses:
         Depreciation and amortization increased $1,577,500 or 27.4% for the six-months ended June 30, 1996 as compared to the six-months ended June 30, 1995 primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties of $1,763,300.

         Painting service expenses increased $287,600 or 64.7% for the six-month period. These increases were primarily the result of additional payroll related expenses attributable to an increase in the sales activity of the painting company.

         General and administrative expenses for the six-months ended June 30, 1996 increased $312,100 or 12.2% when compared with the six-months ended June 30, 1995. This increase is primarily attributable to payroll and related expenses.

         Interest expense increased $2,255,100 or 42.1% for the six-month period primarily due to the interest incurred with respect to the additional borrowings that were used for the acquisition of properties.

Equity in net income (loss) of the joint ventures:
         The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three- and six-months ended June 30, 1996 and 1995.


                               For the three-months ended            For the six-months ended
                                        June 30,                             June 30,
                            --------------------------------      -------------------------------
                                  1996            1995                  1996            1995
                            --------------   ---------------      ---------------   -------------
Beneficial interests in
  joint venture operations
    Rental revenue          $    1,662,691   $    1,645,686       $     3,305,295   $   3,271,562
    Cost of operations             937,266          980,008             2,020,310       1,974,470
                            --------------   --------------       ---------------   -------------
                                   725,425          665,678             1,284,985       1,297,092
    Interest income                  5,537            5,482                 9,230          12,140
    Interest expense              (446,612)        (450,922)             (894,373)       (902,873)
    Depreciation                  (120,476)        (120,079)             (240,936)       (239,979)
    Amortization                   (13,236)         (12,408)              (25,772)        (24,815)
                            --------------   --------------       ---------------   -------------
    Net income              $      150,638   $       87,751       $       133,134   $     141,565
                            ==============   ==============       ===============   =============

Net income applicable to common shares:
         Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $1,371,000 and $2,742,000 for the three and six-month periods ended June 30, 1996, respectively.

OUTLOOK

        The following two paragraphs contain forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government Assisted Properties and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

        Approximately 59% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a fifty mile radius of Akron. In Central Ohio, Columbus is the only city in the northeast quadrant of the country that has experienced continuous population growth since 1970, according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio is located in eight separate markets having a combined projected population growth of approximately 4.2%, or 153,000 people with a projected 8.5% increase in job growth or an additional 17,000 jobs.

         With an average economic occupancy over 96%, a turnover rate of 43.5% and strong market fundamentals, it would appear that opportunities exist for continued rental growth at the Company's market-rate properties. The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio properties will increase slightly when compared to the prior year as the Company continues to maintain its properties to maximize their earnings potential. Real estate tax increases should begin to decline as the effect of the reassessed values diminishes over time. Utility expenditures will vary over prior periods as the effect of weather related usage variances is factored into the level of utility expense.

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

CONTINGENCIES
         There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

         The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation.


                                                                                                    For the three months ending
                                                                                               ------------------------------------
                                                                                                            June 30, 1996
                                                                                               ------------------------------------
                                                                             Year    Average    Average                 Average Rent
                                                      Type of       Total  Built or Unit Size   Economic   Physical         Per
  The Multifamily Properties       Location         Construction    Suites  Rehab.   Sq. Ft.    Occupancy  Occupancy  Suite  Sq. Ft.
- ------------------------------- --------------- ------------------  ------ -------- ---------  ----------  ---------  -----  -------
MARKET RATE
ACQUIRED PROPERTIES
MARKET RATE
CENTRAL OHIO PROPERTIES
Kensington Grove                 Westerville     Garden/Townhm/Ranch    76 1995        1,109        95.4      98.7      751     0.68
The Residence at Washington      Wash. Ct. House Ranch                  72 1995          862        99.9      95.8      846     0.98
                                                                     -----             -----       -----     ------   -----   ------
                                                                       148               989        97.7%     97.3%   $ 797   $ 0.81
WESTERN PENNSYLVANIA
Chestnut Ridge                   Pittsburgh      Garden                468 1986          769        86.2%     91.0    $ 676   $ 0.88

MICHIGAN PROPERTIES
Country Place Apartments         Mt. Pleasant    Garden                144 1987          859       100.0%     99.3      494     0.58
Summer Ridge Apartments          Kalamazoo       Garden                248 1989-91       960        95.5      92.7      664     0.69
Spring Brook Apartments          Holland         Garden/Townhomes      168 1986          818         N/A       N/A      N/A      N/A
The Oaks and Woods at Hampton    Rochester Hills Garden/Townhomes      544 1986-88     1,050       100.0      98.0      758     0.72
The Landings at the Preserve     Battle Creek    Garden                190 1990-91       952        95.7      95.8      648     0.68
                                                                     -----             -----       -----     ------   -----   ------
                                                                     1,294               966        98.6%     96.6%   $ 685   $ 0.69
NORTHERN OHIO PROPERTIES
Cloisters                        Toledo          Townhomes             188 1990        1,037        90.8%     95.2%   $ 504   $ 0.49
Kensington Village               Toledo          Garden/Townhomes      190 1985-90       920        93.2      95.8      434     0.47
Treetops                         Toledo          Townhomes             128 1988-89     1,350        96.5      95.3      716     0.53
Vantage Villa                    Toledo          Garden                150 1974          935        92.8      94.0      573     0.61
                                                                     -----             -----       -----     ------   -----   ------
                                                                       656             1,041        93.3      95.1      541     0.52
                                                                     -----             -----       -----     ------   -----   ------
  Acquired Property Subtotal                                         2,566               960        95.0%     94.6%   $ 689   $ 0.72

CORE PORTFOLIO PROPERTIES
MICHIGAN PROPERTIES
Arbor Landings Apartments        Ann Arbor       Garden                168 1990        1,116        98.1%     97.6%   $ 816   $ 0.73
Central Park Place               Grand Rapids    Garden                216 1988          850        95.9%     89.8%     610     0.72
Georgetown Park Apartments       Fenton          Garden                312 1987-95     1,005        95.2      96.8      660     0.66
                                                                     -----             -----       -----      ------  -----   ------
                                                                       696               984        96.2%     94.8%   $ 682   $ 0.69
CENTRAL OHIO PROPERTIES
Arrowhead Station                Columbus        Townhomes             102 1987        1,344       100.0%     97.1%   $ 654   $ 0.49
Bedford Commons                  Columbus        Townhomes             112 1987        1,157        99.9      99.1      713     0.62
Bentley Station                  Columbus        Garden                 96 1993          891        96.7      99.0      506     0.57
Bolton Estates                   Columbus        Garden                196 1992          687        94.3      96.4      456     0.66
Colony Bay East                  Columbus        Garden                156 1994          903        96.9     100.0      485     0.54
Heathermoor                      Worthington     Garden/Townhomes      280 1989          829        99.1      98.6      526     0.63
Lake Forest                      Columbus        Garden                192 1994          788        94.3      96.4      532     0.68
Muirwood Village at Bennell      Columbus        Ranch                 140 1988          807        98.0      97.9      478     0.59
Muirwood Village at Gemstar      Columbus        Ranch                  24 1988          769        98.3      91.7      468     0.61
Muirwood Village at London       London          Ranch                 112 1989          769        99.2      93.8      490     0.64
Muirwood Village at Mt. Sterling Mt. Sterling    Ranch                  48 1990          769        95.4      91.7      483     0.63
Muirwood Village at Zanesville   Zanesville      Ranch                 196 1991          769       100.0      98.0      507     0.66
Pendleton Lakes                  Columbus        Garden                160 1990          903        99.0     100.0      495     0.55
Residence at Christopher Wren    Gahanna         Garden/Townhomes      264 1993        1,062        96.5      97.7      704     0.66
Residence at Turnberry           Pickerington    Garden/Townhomes      216 1991        1,182        93.1      92.1      719     0.61
Sheffield at Sylvan              Circleville     Ranch                 136 1989          791        96.7      96.3      499     0.63
Sterling Park                    Grove City      Garden                128 1994          763        96.9      95.3      528     0.69
The Residence at Newark          Newark          Ranch                 112 1993          868        99.7      95.5      534     0.62
Wyndemere                        Franklin        Ranch                 128 1991          768        99.8      97.7      520     0.68
                                                                     -----             -----       -----      ------  -----   ------
                                                                     2,798               892        97.4%     97.0%   $ 553   $ 0.62
NORTHERN OHIO PROPERTIES
Bay Club                         Willowick       Garden                 96 1990          925        98.8%     97.9%   $ 612   $ 0.66
Colonade Elyria                  Elyria          Garden                 72 1964          512        96.1      93.1      362     0.71
Colonade West                    Cleveland       Garden                216 1964          502        96.7      95.8      392     0.78
Cultural Gardens                 Euclid          Mid Rise              186 1966          688        96.0      96.2      487     0.71
Edgewater Landing                Cleveland       High Rise             241 1988 r        585        98.2      97.5      409     0.70
Gates Mills III                  Mayfield Hts.   High Rise             320 1978          874        96.8      96.9      653     0.75
Holly Park                       Kent            Garden                192 1990          875        94.6      97.4      695     0.79
Huntington Hills                 Stow            Townhomes              85 1982          976        95.3      94.1      637     0.65
Mallard's Crossing               Medina          Garden                192 1990          998        99.8      95.8      664     0.67
Memphis Manor                    Cleveland       Garden                120 1966          554        97.8      96.7      435     0.79
Park Place                       Parma Hts.      Mid Rise              164 1966          760        96.7      98.2      520     0.68











                                      For the three months ending
                                 ---------------------------------------
                                             June 30, 1995
                                 ---------------------------------------
                                    Average                Average Rent
                                   Economic    Physical        Per
  The Multifamily Properties       Occupancy   Occupancy  Suite    Sq. Ft.
- -------------------------------    ---------   ---------  -----    -------
MARKET RATE
ACQUIRED PROPERTIES
MARKET RATE
CENTRAL OHIO PROPERTIES
Kensington Grove                       N/A       N/A       N/A       N/A
The Residence at Washington            N/A       N/A       N/A       N/A
                                     -----     -----     -----      ----
                                       N/A       N/A       N/A       N/A
WESTERN PENNSYLVANIA
Chestnut Ridge                         N/A       N/A       N/A       N/A

MICHIGAN PROPERTIES
Country Place Apartments               N/A       N/A       N/A       N/A
Summer Ridge Apartments                N/A       N/A       N/A       N/A
Spring Brook Apartments                N/A       N/A       N/A       N/A
The Oaks and Woods at Hampton          N/A       N/A       N/A       N/A
The Landings at the Preserve           N/A       N/A       N/A       N/A
                                     -----     -----     -----      ----
                                       N/A       N/A       N/A       N/A
NORTHERN OHIO PROPERTIES
Cloisters                              N/A       N/A       N/A       N/A
Kensington Village                     N/A       N/A       N/A       N/A
Treetops                               N/A       N/A       N/A       N/A
Vantage Villa                          N/A       N/A       N/A       N/A
                                     -----     -----     -----      ----
                                       N/A       N/A       N/A       N/A
                                     -----     -----     -----      ----
  Acquired Property Subtotal           N/A       N/A       N/A       N/A

CORE PORTFOLIO PROPERTIES
MICHIGAN PROPERTIES
Arbor Landings Apartments             93.1%     94.0%    $ 800    $ 0.72
Central Park Place                    98.1      98.6%      578      0.68
Georgetown Park Apartments            98.0      96.9       621      0.62
                                     -----     -----     -----      ----
                                      96.5%     96.7%    $ 652    $ 0.66
CENTRAL OHIO PROPERTIES
Arrowhead Station                     84.7%     87.3%    $ 628    $ 0.47
Bedford Commons                       95.9      96.4       697      0.60
Bentley Station                       92.8      93.8       491      0.55
Bolton Estates                        88.3      88.8       448      0.65
Colony Bay East                       99.0      94.8       457      0.51
Heathermoor                           89.9      91.1       513      0.62
Lake Forest                           90.1      85.4       515      0.65
Muirwood Village at Bennell           95.7      97.1       470      0.58
Muirwood Village at Gemstar           92.1      95.8       461      0.60
Muirwood Village at London            98.9      96.4       474      0.62
Muirwood Village at Mt. Sterling      97.1      95.8       463      0.60
Muirwood Village at Zanesville        88.3      93.4       573      0.82
Pendleton Lakes                       90.8      98.8       479      0.53
Residence at Christopher Wren         96.4      98.1       697      0.66
Residence at Turnberry                91.7      93.5       701      0.59
Sheffield at Sylvan                   99.0     100.0       490      0.62
Sterling Park                         87.0      95.3       520      0.68
The Residence at Newark               99.3     100.0       519      0.60
Wyndemere                             99.7      96.6       502      0.65
                                     -----     -----     -----      ----
                                      92.9%     94.1%    $ 533    $ 0.59
NORTHERN OHIO PROPERTIES
Bay Club                              97.8%     99.0%    $ 585    $ 0.63
Colonade Elyria                       98.7      98.6       346      0.68
Colonade West                         98.7      97.2       370      0.74
Cultural Gardens                      96.0      97.8       474      0.69
Edgewater Landing                     96.3      95.0       404      0.69
Gates Mills III                       91.5      96.3       643      0.74
Holly Park                            90.3      89.1       712      0.81
Huntington Hills                      97.3      98.8       614      0.63
Mallard's Crossing                    94.6      94.3       626      0.63
Memphis Manor                         98.5     100.0       412      0.74
Park Place                            98.1      95.1       497      0.65


                                                                                                    For the three months ending
                                                                                              --------------------------------------
                                                                                                            June 30, 1996
                                                                                              --------------------------------------
                                                                               Year     Average   Average              Average Rent
                                                        Type of       Total  Built or  Unit Size  Economic  Physical        Per
  The Multifamily Properties        Location         Construction    Suites   Rehab.    Sq. Ft.   Occupancy Occupancy  Suite Sq. Ft.
- --------------------------------- ---------------- ----------------- ------- --------  ---------  --------- ---------  ----- -------
Pinecrest                         Broadview Hts.   Garden               96    1987 r      598         95.8      94.8    452    0.76
Portage Towers                    Cuyahoga Falls   High Rise           376    1973        869         96.5      92.6    549    0.63
Somerset West (a)                 North Royalton   Garden/Townhomes    197    1982      1,038         92.1      94.4    685    0.66
Timbers I                         Broadview Hts.   Garden               48    1987        920         98.6      95.8    646    0.70
Timbers II                        Broadview Hts.   Garden               48    1989        940         90.8      93.8    696    0.74
The Triangle (b)                  Cleveland        High Rise           273    1989        616         97.4      98.9    864    1.40
Villa Moderne                     North Olmsted    Garden              135    1963        504         95.0      94.1    422    0.84
Washington Manor                  Elyria           Garden               48    1963        584         99.3      95.8    383    0.66
West Park Plaza                   Cleveland        Garden              118    1964        520         99.2      94.9    416    0.80
Westchester Townhouses            Westlake         Townhomes           136    1989      1,000         93.0      90.4    759    0.76
Westlake Townhomes                Westlake         Townhomes             7    1985      1,000        100.0     100.0    761    0.76
Williamsburg at Greenwood Village Sagamore Hills   Townhomes            26    1990        938         97.2      95.8    795    0.85
Winchester Hills I (c)            Willoughby Hills High Rise           362    1972        822         93.6      92.0    557    0.68
Winchester Hills II               Willoughby Hills High Rise           362    1979        822         92.7      93.6    592    0.72
                                                                    ------              -----        -----     -----  -----  ------
                                                                     4,350                782         95.9      95.2    589    0.75
                                                                    ------              -----        -----     -----  -----  ------
   Core Market Rate Properties                                       7,844                839         96.4%     95.8% $ 584  $ 0.70

GOVERNMENT ASST.-ELDERLY
Ellet Development                 Akron            High Rise           100    1978        589        100.0%    100.0% $ 585   $ .99
Hillwood I                        Akron            High Rise           100    1976        570        100.0     100.0    596    1.05
Puritas Place (d)                 Cleveland        High Rise           100    1981        518         99.9      97.0    782    1.51
Riverview                         Massillon        High Rise            98    1979        553        100.0     100.0    591    1.07
State Road Apartments             Cuyahoga Falls   Garden               72    1977 r      750        100.0     100.0    599    0.80
Statesman II                      Shaker Heights   Garden               47    1987 r      796        100.0     100.0    650    0.82
Sutliff Apartments II             Cuyahoga Falls   High Rise           185    1979        577        100.0     100.0    586    1.02
Tallmadge Acres                   Tallmadge        Mid Rise            125    1981        641        100.0     100.0    658    1.03
Twinsburg Apartments              Twinsburg        Garden              100    1979        554        100.0     100.0    606    1.09
Village Towers                    Jackson Twp.     High Rise           100    1979        557         99.5     100.0    579    1.04
West High Apartments              Akron            Mid Rise             68    1981 r      702        100.0     100.0    786    1.12
                                                                    ------              -----        -----     -----  -----  ------
                                                                     1,095                602        100.0%     99.7% $ 631  $ 1.05
GOVERNMENT ASST.-FAMILY
Jennings Commons                  Cleveland        Garden               50    1981        823        100.0%    100.0% $ 674  $ 0.82
Rainbow Terrace                   Cleveland        Garden              484    1982 r      768         98.4      97.3    708    0.92
Shaker Park Gardens II            Warrensville     Garden              151    1964        753         99.8      98.7    531    0.71
                                                                    ------              -----        -----     -----  -----  ------
                                                                       685                769         98.8      97.8    667    0.87
  Core Portfolio                                                    ------              -----        -----     -----  -----  ------
   Government Asst. Propeties                                        1,780                666         99.6%     99.0% $ 645  $ 0.97

CONGREGATE CARE
Gates Mills Club                  Mayfield Heights High Rise           120    1980        721         96.3%     97.$%   758  $ 1.05
The Oaks                          Westlake         Garden               50    1985        672         96.5      90.0    956    1.42
                                                                    ------              -----        -----     -----  -----  ------
                                                                       170                707         96.3      95.3    817    1.16
                                                                    ------              -----        -----     -----  -----  ------
                                                                     9,794                806         97.1 %    96.4% $ 599  $ 0.74
JOINT VENTURE PROPERTIES
NORTHEAST OHIO
MARKET RATE
Americana                         Euclid           High Rise           738    1968        803         89.6%     89.8% $ 485  $ 0.60
College Towers                    Kent             Mid Rise            380    1969        662         91.9      91.3    404    0.61
Euclid House                      Euclid           Mid Rise            126    1969        654         94.5      96.0    431    0.66
Gates Mills Towers                Mayfield Hts.    High Rise           760    1969        856         96.8      98.2    654    0.76
Highland House                    Painesville      Garden               36    1964        539         98.6      94.4    392    0.73
Watergate                         Euclid           High Rise           949    1971        831         91.0      92.2    531    0.64
                                                                    ------              -----        -----     -----  -----  ------
                                                                     2,989                789         92.8%     93.2% $ 521  $ 0.66
GOVERNMENT ASST.-FAMILY
Lakeshore Village                 Cleveland        Garden              108    1982        786         99.4%     98.1% $ 669  $ 0.85
                                                                    ------              -----        -----     -----  -----  ------
                                                                     3,097                789         93.2      93.4    528    0.67
                                                                    ------              -----        -----     -----  -----  ------
                                                                    15,457                763         96.7%     95.7% $ 592  $ 0.80
                                                                    ======              =====        =====     =====  =====  ======















                                       For the three months ending
                                    ------------------------------------
                                               June 30, 1995
                                    ------------------------------------
                                     Average               Average Rent
                                    Economic   Physical        Per
  The Multifamily Properties        Occupancy  Occupancy  Suite  Sq. Ft.
- -------------------------------     ---------  --------- ------- -------
Pinecrest                              96.1       93.8     433     0.72
Portage Towers                         98.4       98.4     529     0.61
Somerset West (a)                      97.2       94.9     671     0.65
Timbers I                              98.8       97.9     630     0.68
Timbers II                             97.3      100.0     687     0.73
The Triangle (b)                       94.5       95.2     833     1.35
Villa Moderne                          97.9       97.8     406     0.81
Washington Manor                       99.2       93.8     366     0.63
West Park Plaza                        95.7       98.3     398     0.77
Westchester Townhouses                 95.8       96.3     717     0.72
Westlake Townhomes                     97.6      100.0     729     0.73
Williamsburg at Greenwood Village      98.4       98.1     767     0.82
Winchester Hills I (c)                 94.3       95.0     543     0.66
Winchester Hills II                    93.9       95.9     570     0.69
                                      -----      -----   -----   ------
                                       95.7       96.2     570     0.73
                                      -----      -----   -----   ------
   Core Market Rate Properties         94.8%      95.5%  $ 564   $ 0.67

GOVERNMENT ASST.-ELDERLY
Ellet Development                      99.9%     100.0%  $ 589    $1.00
Hillwood I                            100.0      100.0     596     1.05
Puritas Place (d)                     100.0      100.0     782     1.51
Riverview                             100.0      100.0     590     1.07
State Road Apartments                 100.0      100.0     596     0.79
Statesman II                          100.0      100.0     650     0.82
Sutliff Apartments II                 100.0      100.0     586     1.02
Tallmadge Acres                        99.7      100.0     659     1.03
Twinsburg Apartments                   99.9      100.0     602     1.09
Village Towers                        100.0      100.0     579     1.04
West High Apartments                  100.0      100.0     788     1.12
                                      -----      -----   -----   ------
                                      100.0%     100.0%  $ 631   $ 1.05
GOVERNMENT ASST.-FAMILY
Jennings Commons                      100.0%     100.0%  $ 674   $ 0.82
Rainbow Terrace                        98.7       97.9     619     0.81
Shaker Park Gardens II                100.0      100.0     530     0.70
                                      -----      -----   -----   ------
                                       99.4       98.5     603     0.78
  Core Portfolio                      -----      -----   -----   ------
   Government Asst. Properties         99.8%      99.4%  $ 620   $ 0.93


CONGREGATE CARE
Gates Mills Club                       97.6%     100.0%  $ 691   $ 0.96
The Oaks                               96.2       94.0     920     1.37
                                      -----      -----   -----   ------
                                       97.1       98.2     758     1.07
                                      -----      -----   -----   ------
                                       95.9%      96.3%  $ 582   $ 0.72
JOINT VENTURE PROPERTIES
NORTHEAST OHIO
MARKET RATE
Americana                              93.0%      95.9%  $ 475   $ 0.59
College Towers                         89.3       82.6     385     0.58
Euclid House                           95.4       96.8     424     0.65
Gates Mills Towers                     94.9       95.7     647     0.76
Highland House                         96.9      100.0     375     0.70
Watergate                              92.1       93.4     535     0.64
                                      -----      -----   -----   ------
                                       92.9%      93.4%  $ 514   $ 0.65
GOVERNMENT ASST.-FAMILY
Lakeshore Village                      98.8%     100.0%  $ 671   $ 0.85
                                      -----      -----   -----   ------
                                       93.3       93.7     522     0.66
                                      -----      -----   -----   ------
                                       95.6%      95.7%  $ 572   $ 0.71
                                      =====      =====   =====   ======

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

         Funds From Operations and Funds Available for Distribution ("Distributable Cash Flow") for the six month period ended June 30, 1996 and 1995 are summarized in the following table:


                                                    For the three months     For the six months
                                                       ended June 30,          ended June 30,
(IN THOUSANDS)                                       1996        1995        1996        1995
                                                   --------    --------    --------    --------
NET INCOME APPLICABLE TO COMMON SHARES             $  3,553    $  4,092    $  6,973    $  8,223

Depreciation on real estate assets
  Wholly owned properties                             3,556       2,689       6,886       5,263
  Joint venture properties                              120         120         241         240
                                                   --------    --------    --------    --------
FUNDS FROM OPERATIONS                                 7,229       6,901      14,100      13,726

Depreciation - other assets                              77          60         146         121
Amortization of deferred financing fees                 164         256         302         396
Scheduled mortgage principal amortization              (222)       (181)       (439)       (321)
Scheduled mortgage principal amortization-
    joint venture properties                            (48)        (44)        (95)        (87)
Fixed asset additions                                   (64)       (206)       (179)       (392)
Fixed asset additions - joint venture properties         --          (6)         --         (20)
                                                   --------    --------    --------    --------
DISTRIBUTABLE CASH FLOW                            $  7,136    $  6,780    $ 13,835    $ 13,423
                                                   ========    ========    ========    ========

Weighted average shares outstanding                  13,872      13,869      13,872      13,869

                                     PART II

                                OTHER INFORMATION

           Except to the extent noted below, the items required in Part II are inapplicable or, disapplicable, would be answered in the negative and have been omitted.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           On May 8, 1996, the Company held its Annual Meeting of Shareholders. The only matter presented to the shareholders for a vote was the election of directors, each to serve a term of one year. The following sets forth the nominees for director and the results of voting:


                                  Votes "For"         Votes "Abstained"
                                  -----------         -----------------
Jeffery I. Friedman             11,802,031.108             22,299
Mark L. Milstein                11,801,831.108             22,499
Jerome Spevack                  11,802,331.108             21,999
Albert T. Adams                 11,781,431.108             42,899
Gerald C. McDonough             11,801,031.108             23,299
Frank E. Mosier                 11,801,731.108             22,599
Richard T. Schwarz              11,802,331.108             21,999



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits




                                                                                     FILED HEREWITH OR
                                                                                       INCORPORATED
                                                                                         HEREIN BY
           Number                               TITLE                                    REFERENCE
         ----------  ------------------------------------------------------------  ----------------------
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



                                   ASSOCIATED ESTATES REALTY CORPORATION



August 13, 1996                    /s/ Dennis W.  Bikun
- ---------------------------------  --------------------
(Date)                             Dennis W. Bikun, Chief Financial Officer
                                   and Treasurer