Form 10-Q
period 1996-09-30
ASSOCIATED ESTATES REALTY CORP
filed 1996-11-14
CIK 911635

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number 1-12486
                                               --------

                      ASSOCIATED ESTATES REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

            Ohio                        34-1747603          5025 Swetland Court, Richmond Hts., Ohio     44143-1467
-------------------------------    ----------------------   ----------------------------------------     ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common as of the latest practicable date.

             13,872,381 shares outstanding as of November 14, 1996.

================================================================================

                      ASSOCIATED ESTATES REALTY CORPORATION

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----

       ITEM 1     Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                    and December 31, 1995.........................................................................3

                  Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995...............................................4

                  Consolidated Statements of Cash Flows for the nine month
                    period ended September 30, 1996 and 1995......................................................5

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

PART II - OTHER INFORMATION

       ITEM 4     Submission of Matters to a Vote of Security-Holders............................................20

       ITEM 6     Exhibits and Reports on Form 8-K...............................................................20

SIGNATURES.......................................................................................................21

                      ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,    December 31,
                                                                                   1996             1995
                                                                               ------------     ------------
                                                                                (Unaudited)
                                  ASSETS

Real estate assets:
   Land                                                                      $    43,817,469  $    37,782,564
   Buildings and improvements                                                    427,356,315      371,213,067
   Furniture and fixtures                                                         18,437,986       16,714,676
                                                                             ---------------  ---------------
                                                                                 489,611,770      425,710,307
       Less:  accumulated depreciation                                          (107,914,818)     (97,301,859)
                                                                             ---------------  ---------------
                                                                                 381,696,952      328,408,448
       Construction in progress (including land)                                  15,900,610        8,254,251
                                                                             ---------------  ---------------
       Real estate, net                                                          397,597,562      336,662,699
Cash and cash equivalents                                                            117,709        2,848,285
Restricted cash and investments                                                    5,329,646        5,078,884
Accounts and notes receivable:
   Rents                                                                           1,176,146        1,363,587
   Affiliates                                                                        361,365          731,580
   Other                                                                              12,651           38,068
Deferred charges and prepaid expenses                                              5,060,675        3,651,537
Other assets                                                                         980,796        1,335,377
                                                                             ---------------  ---------------
                                                                             $   410,636,550  $   351,710,017
                                                                             ===============  ===============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Secured debt                                                                 $    69,348,832  $    68,909,238
Unsecured debt                                                                   170,772,807      102,325,107
                                                                             ---------------  ---------------
       Total indebtedness                                                        240,121,639      171,234,345
Capital lease obligations                                                            382,486          274,319
Accounts payable and accrued expenses                                             10,396,140       11,794,365
Dividends payable                                                                     -             5,963,834
Resident security deposits                                                         4,161,809        3,668,159
Funds held for non-owned properties                                                2,108,784        5,399,836
Accrued interest                                                                   3,883,715        1,997,181
Accumulated losses and distributions of equity
   investees in excess of investment and advances                                 12,373,411       12,208,299
                                                                             ---------------  ---------------
       Total liabilities                                                         273,427,984      212,540,338
Commitments and contingencies                                                         -                -
Shareholders' equity:
   Preferred shares, Class A cumulative, without par value;
     3,000,000 shares authorized; 225,000 issued and outstanding                  56,250,000       56,250,000
   Common shares, without par value, $.10 stated value;
     50,000,000 shares authorized; 13,872,381 shares
     issued and outstanding                                                        1,387,238        1,387,238
   Paid-in capital                                                               102,506,016      102,567,007
   Accumulated dividends in excess of net income                                 (22,934,688)     (21,034,566)
                                                                             ---------------  ---------------
       Total shareholders' equity                                                137,208,566      139,169,679
                                                                             ---------------  ---------------
                                                                             $   410,636,550  $   351,710,017
                                                                             ===============  ===============


                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       For the three months ended      For the nine months ended
                                                             September 30,                  September 30,
                                                           1996          1995            1996          1995
                                                        ---------      --------        --------      ---------
Revenues
   Rental                                           $  22,305,673  $   17,858,148  $  64,717,754 $  49,995,168
   Property management fees                               100,128         102,559        292,995       325,875
   Property management fees-affiliates                    835,728         853,497      2,554,799     2,695,073
   Painting service                                       108,015          60,423        310,163       203,029
   Painting service-affiliates                            368,123         218,508        986,210       553,490
   Other                                                  367,085         378,733        796,220     1,245,371
                                                    -------------  --------------  ------------- -------------
                                                       24,084,752      19,471,868     69,658,141    55,018,006
Expenses
   Property operating and maintenance                   9,684,255       7,570,303     27,115,528    20,907,380
   Depreciation and amortization                        3,858,100       3,309,534     11,192,067     9,065,987
   Painting services                                      395,452         236,639      1,127,542       681,104
   General and administrative                           1,163,171       1,247,864      4,041,559     3,814,198
   Interest expense                                     4,076,426       2,819,907     11,691,848     8,180,264
                                                    -------------  --------------  ------------- -------------
       Total expenses                                  19,177,404      15,184,247     55,168,544    42,648,933
   Income before equity in net income of joint
       ventures                                         4,907,348       4,287,621     14,489,597    12,369,073
   Equity in net income of joint ventures                  76,895          54,255        210,029       195,820
                                                    -------------  --------------  ------------- -------------
   Net income before extraordinary income               4,984,243       4,341,876     14,699,626    12,564,893
   Extraordinary item-extinguishment of debt
       prepayment fees and write off of
       deferred finance costs                             -               911,093        -             911,093
                                                    -------------  --------------  ------------- -------------
   Net income                                       $   4,984,243  $    3,430,783  $  14,699,626 $  11,653,800
                                                    =============  ==============  ============= =============

   Net income applicable to common shares           $   3,613,138  $    2,669,158  $  10,586,311 $  10,892,175
                                                    =============  ==============  ============= =============

Per Common Share:
   Net income before extraordinary item             $         .26  $          .26  $         .76 $         .85
                                                    =============  ==============  ============= =============
   Net income                                       $         .26  $          .19  $         .76 $         .79
                                                    =============  ==============  ============= =============
   Dividends paid                                   $         .45  $          .43  $        1.33 $        1.26
                                                    =============  ==============  ============= =============
Weighted average number of common
   shares outstanding (in thousands)                       13,872          13,869         13,872        13,869


                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                                                   1996            1995
                                                                                -----------     -----------
Cash flow from operating activities:
   Net income                                                                   $14,699,626     $11,653,800
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             11,192,067       9,065,987
       Write off of deferred finance costs                                                -         911,093
       Equity in net income of joint ventures                                      (210,030)       (195,820)
       Earnings distributed from joint ventures                                     539,519          96,584
       Net change in accounts and notes receivable                                  212,858         247,839
       Net change in accounts and notes receivable-affiliates                       370,215         340,648
       Net change in accounts payable and accrued expenses                       (1,808,450)      4,079,506
       Net change in other operating assets and liabilities                       1,113,205       2,476,789
       Net change in restricted cash                                               (250,762)     (1,604,088)
       Net change in funds held for non-owned properties                         (3,291,052)     (3,857,023)
                                                                                -----------     -----------
           Total adjustments                                                      7,867,570      11,561,515
                                                                                -----------     -----------
       Net cash flow provided by operations                                      22,567,196      23,215,315
Cash flow from investing activities:
   Acquisition of real estate (net of liabilities assumed)                      (67,029,289)    (87,183,864)
   Fixed asset additions                                                           (487,142)       (752,107)
   Distributions from joint ventures                                               (164,378)        223,727
                                                                                -----------     -----------
       Net cash flow used for investing activities                              (67,680,809)    (87,712,244)
Cash flow from financing activities:
   Increase in unsecured debt                                                    68,400,000      46,119,500
   Decrease in secured debt                                                      (2,596,657)    (13,713,707)
   Payments of deferred financing and offering costs                               (762,488)     (1,669,206)
   Payments under capital lease obligations                                         (94,236)        (48,996)
   Common share dividends paid                                                  (18,450,267)    (17,475,420)
   Preferred share dividends paid                                                (4,113,315)       (761,625)
   Proceeds from the issuance of preferred shares, net of $1,771,875 of underwriting commissions and $271,337 of offering expenses
     paid                                                                            -           54,206,788
                                                                                -----------     -----------
       Net cash flow provided by financing activities                            42,383,037      66,657,334
                                                                                -----------     -----------
       (Decrease) increase in cash and cash equivalents                          (2,730,576)      2,160,405
Cash and cash equivalents, beginning of period                                    2,848,285       1,870,584
                                                                                -----------     -----------
Cash and cash equivalents, end of period                                        $   117,709     $ 4,030,989
                                                                               ==============  ===============


                   The accompanying notes are an integral part
                          of these financial statements

                      ASSOCIATED ESTATES REALTY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         The Company is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties in Ohio, Michigan and Pennsylvania (the "Great Lakes Region"). At September 30, 1996, the Company owned or was a joint venture partner in 84 multifamily properties containing 15,838 suites. Additionally, the Company manages 40 non-owned properties, 32 of which are multifamily properties consisting of 7,052 suites and eight of which are commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. The Company's real estate property management operations, a painting service company, a computer services company and a mortgage origination and servicing company have for the most part been assigned to affiliates of the Company that are collectively referred to as the "Service Companies".

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

3.       ACQUISITION AND DEVELOPMENT OF MULTIFAMILY PROPERTIES

         During the period January 1, 1996 through September 30, 1996, the Company acquired, in separate purchase transactions, six multifamily properties containing an aggregate of 1,337 suites and two parcels of land consisting of 33 acres for an aggregate purchase price of $59 million, which were financed with borrowings under the Company's Line of Credit of $46 million, net proceeds of $9.9 million from the issuance of a medium term note, and the assumption of mortgage indebtedness with a stated value of $3.1 million.

         Construction in progress for the development of multifamily properties was $15,900,610 and $8,254,251 at September 30, 1996 and December 31, 1995,
respectively. The Company capitalizes interest, real estate taxes and insurance costs on funds used in constructing property from the commencement of construction through the time the property is ready for leasing. Interest, real estate taxes and insurance of approximately $826,700 and $440,000 were capitalized at September 30, 1996 and December 31, 1995, respectively. The following schedule details construction in progress at September 30, 1996:

                                            Construction   Percent
(dollars in thousands)                          Cost     Construction    Percent   Percent
                       Number of            Incurred to    Complete      Leased    Occupied  Estimated
       Property         Suites   Land Cost      Date      at 9/30/96   at 9/30/96 at 9/30/96 Completion
--------------------  ---------- --------- ------------  ------------  ---------- ---------- ---------

AURORA, OH

  Barrington-Phase I        168    $ 1,375   $    2,693      16%           -          -       Fall 1997
  Barrington-Phase II       120        982        -            -           -                  Winter 1998
                       --------    -------   ----------
                            288      2,357        2,693
ANN ARBOR, MI
  Arbor Landings II         TBD        650          118        -           -          -      TBD
COLUMBUS, OH
  Bradford at Easton        324      2,033        5,816      43%           -          -      Fall 1997
FENTON, MI
  Georgetown                TBD        350          TBD        -           -          -      TBD
GRAND RAPIDS, MI
  Aspen Lakes               TBD        400          TBD        -            -         -      TBD
STREETSBORO, OH
  Village of Western
    Reserve                 112        691           86
WESTLAKE, OH
  Westlake                  TBD        523            -        -           -          -      TBD

Future Development
  Project Costs          -         -                184        -           -          -
                       --------    -------   ----------
                            724    $ 7,004   $    8,897
                       ========    =======   ==========

TBD (To be determined)

         At September 30, 1996, the Company held land having an historical cost of $2,916,273 that it intends to sell since the land will not be rezoned for multifamily use. Management estimates that proceeds from the sale of the land will exceed its cost and as a result, the land is stated at cost.

4.       SHAREHOLDERS' EQUITY

         The following table summarizes the changes in shareholders' equity since December 31, 1995:

                                 Class A                                         Accumulated
                               Cumulative        Common                           Dividends
                                Preferred        Shares            Paid-In       In Excess Of
                                 Shares    (at $.10 stated value)  Capital        Net Income        Total
                             --------------- --------------------  ----------  ---------------- -----------

Balance, Dec. 31, 1995       $    56,250,000 $    1,387,238   $   102,567,007  $   (21,034,566) $   139,169,679
   Net income                        -               -                 -            14,699,626       14,699,626
   Common share
     dividends declared              -               -                 -           (12,486,433)     (12,486,433)
   Preferred share
     dividends declared              -               -                 -            (4,113,315)      (4,113,315)
Additional offering costs            -               -                (60,991)           -              (60,991)
                            ---------------- --------------   ---------------  ---------------  ---------------
Balance, September 30, 1996  $    56,250,000 $    1,387,238   $   102,506,016  $   (22,934,688) $   137,208,566
                             =============== ==============   ===============  ===============  ===============

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

6.       UNSECURED DEBT

SENIOR NOTES

         The Senior Notes were issued in 1995, and their net proceeds of $83.6 million, after underwriting commissions, offering expenses and discounts, were applied to amounts drawn on the Company's revolving credit facility. Senior Notes with a principal balance of $75 million accrue interest at 8.38% and mature in 2000. Senior Notes with a principal balance of $10 million, accrue interest at 7.10% and mature in 2002.

LINE OF CREDIT

         The Company utilizes a $75 million unsecured revolving credit facility (the "Line of Credit"). The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. Based on the Company's present credit ratings and pursuant to a March 1996 interest rate reduction amendment to the Line of Credit, the LIBOR margin is 150 basis points fixed in increments of 30, 60, 90, 120 or 180 days and

Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of 25 to 37.5 basis points based on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At September 30, 1996, $58.5 million was drawn on the Line of Credit.

MEDIUM TERM NOTES PROGRAM

         During 1996, the Company issued five Medium Term Notes (the "MTN's") aggregating $27.5 million under its $75 million MTN program. The principal amounts of these MTN's range from $2.5 million to $10 million and bear interest from 6.60% to 7.93% over terms of between 5 to 30 years. The holder of a $2.5 million, 30 year MTN has the option to require payment on March 15, 2003. The net proceeds to the Company with respect to these issuances was $27.3 million, of which $17.4 million was applied to amounts outstanding under the Line of Credit and the remaining $9.9 million was used to acquire a multifamily property.

7.       EARNINGS PER SHARE

         Net income per share has been computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed net income applicable to common shareholders as appropriate, divided by the weighted average number of common shares outstanding. Common share equivalents were excluded from the earnings per share calculation as they were not dilutive. The weighted average number of shares outstanding utilized in the calculation was 13,872,381 and 13,869,381 for the periods ended September 30, 1996 and 1995, respectively.

8.       PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data for the nine months ended September 30, 1996 is presented to reflect the effects of the six property and two land parcel acquisitions completed through September 30, 1996, as if such transactions had occurred on January 1, 1996. The unaudited supplemental pro forma operating data for the nine months ended September 30, 1995 is presented to reflect the effects of (i) the issuance of the Senior and Medium Term Notes, (ii) the offering of 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9 3/4% Class A Cumulative Redeemable Preferred Shares, (iii) the 15 property acquisitions completed in 1995, (iv) the six property and two land parcel acquisitions completed in 1996, as if such transactions had occurred on January 1, 1995, and (v) the issuance of 3,000 restricted shares in 1995.

                                                                   For the nine months ended
                                                                         September 30,
                                                                   ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1996         1995
                                                                   -----------   ----------

Revenues                                                           $    72,883  $   68,893
Net income applicable to common shares                                  11,250      10,144
Net income applicable to common shares per share                           .81         .73
Weighted average common shares outstanding                              13,872      13,872

         The 1995 pro forma financial information does not include the revenue and expenses for Colony Bay East Phase I and II, Kensington Grove or the Residence at Washington for the period January 1 through September 30, 1995. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for the period as they were under construction for substantially all of the period prior to their acquisition.

9.       SUBSEQUENT EVENTS

         On October 2, 1996, the Company declared a dividend of $.45 per share for the quarter ending September 30, 1996. The dividend was paid on November 1, 1996 to shareholders of record on October 15, 1996.

                      ASSOCIATED ESTATES REALTY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") that currently owns, or is a joint venture partner, in 84 multifamily properties containing 15,838 suites located in Ohio, Michigan and Western Pennsylvania.

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

Financing:

         Sixty-four of the Company's 77 wholly owned properties were unencumbered at September 30, 1996 with annualized earnings before interest, depreciation and amortization of over $40.5 million and an historical cost basis of over $364.0 million. The remaining thirteen of the Company's wholly owned properties, having an historical cost basis of $100.8 million, secured property specific debt of $67.8 million at September 30, 1996. Unsecured debt, which totaled $170.8 million at September 30, 1996, consisted of $27.5 in Medium Term Notes, Senior Notes of $84.8 million and amounts drawn on the revolving credit facility of $59 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $18.0 million at September 30, 1996. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.91% at September 30, 1996.

         The Company utilizes borrowings under a $75 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 150 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 25 basis points and 37.5 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At September 30, 1996, $58.5 million was drawn on the Line of Credit with a weighted average interest rate of 7.09%.

         During the nine-month period ending September 30, 1996, the Company issued five Medium-Term Notes (the "MTN's") aggregating $27.5 million under its $75 million MTN program. The principal amounts of these MTN's range from $2.5 million to $10 million and bear interest from 6.60% to 7.93% over terms of between 5 to 30 years. The holder of a $2.5 million, 30 year Medium Term Note has the option to require payment on March 15, 2003. The net proceeds to the Company with respect to these issuances was $27.3 million, of which $17.4 million was applied to amounts outstanding under the Line of Credit and the remaining $9.9 million was used to acquire a multifamily property.

Registration statements filed in connection with financing:

         The Company has filed two shelf registration statements with the Securities and Exchange Commission for the registration of up to $250 million and $200 million of debt securities, preferred shares, depositary shares, common shares and common share warrants in January and December of 1995, respectively. The Company has $233.8 million of securities under these shelf filings available for issuance.

Acquisitions, development and dispositions:

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

         During the nine-month period ended September 30, 1996, the Company acquired six multifamily properties containing 1,289 suites for an aggregate purchase price of $59.0 million. The acquisitions are located in Michigan, Ohio and Western Pennsylvania, and were financed with borrowings under the Line of Credit, the issuance of MTN's and cash on hand. The Company has also entered into a contract for the construction of a 324 suite property that will be known as Bradford at Easton on a 45 acre Columbus, Ohio land parcel owned by the Company with an estimated completion in the Fall of 1997. The Company is also developing Barrington, a 288 suite multifamily property in Aurora, Ohio, that will be constructed in two phases with an estimated completion of the first phase in the Fall of 1997. The construction of Bradford at Easton and Barrington Phase I was approximately 43% and 16% complete, respectively, at September 30, 1996. In addition to the land on which Bradford at Easton and Barrington are being developed, the Company owns six parcels of undeveloped land, three of which are in Ohio and three of which are in Michigan, containing 136 acres on which an estimated 1,224 suites could be developed. Development activities for the construction of 360 suites have commenced with respect to three of these parcels.

         The Company is currently under contract to purchase a 10 acre parcel of undeveloped land located in Mt. Sterling, Ohio. The parcel of land under contract is adjacent to a property owned by the Company and, if acquired, will be held for future development. The Company expects to finance the acquisition of the land parcel using borrowings under the Line of Credit. There can be no assurances, however, that the Company will be successful in acquiring the land parcel under contract.

         The Company is exploring opportunities to sell several of the Government Assisted properties and has received an expression of interest from a number of different sources. In addition, the Company has determined that a 90 acre parcel of land, which was one of the assets acquired by the Company at the time of the IPO that is presently zoned for office and industrial use, will not be rezoned for multifamily use. The Company intends to sell the property and has received interest from parties interested in developing office and industrial buildings on the property.

Dividends

         On October 2, 1996, the Company declared a dividend of $0.45 per common share for the quarter ending September 30, 1996 which was paid on November 1, 1996 to shareholders of record on October 15, 1996. On August 22, 1996, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on September 16, 1996 to shareholders of record on September 6, 1996.

Cash flow sources and applications:

         Net cash provided by operating activities decreased $648,120 to $22,567,200 from $23,215,315 for the nine-month period ended September 30, 1996 when compared with the nine-month period ended September 30, 1995. This decrease was primarily the result of the application of cash flow from operating activities to the reduction of accounts payable and accrued expenses.

         Net cash flows used for investing activities of $67,680,800 for the nine-month period ended September 30, 1996 were primarily used for the acquisition of multifamily real estate, properties and undeveloped land parcels.

         Net cash flows provided by financing activities of $42,383,00 for the nine-month period ended September 30, 1996 were primarily comprised of borrowings on the Line of Credit and the issuance of MTN's. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE-MONTHS ENDED SEPTEMBER 30, 1995.

         Overall, total revenue increased $4,612,900 or 23.7% and total expenses increased $3,993,200 or 26.3% for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. Net income applicable to common shares increased $944,000 or 35.4% after the Company's interest in the net income of the joint venture properties and dividends on the Company's Perpetual Preferred Shares.

         In the following discussion of the comparison of the three-months ended September 30, 1996 to the three-months ended September 30, 1995, the term "Core Portfolio Properties" refers to the 64 wholly owned properties that were acquired by the Company prior to June 30, 1995 and "Acquired Properties" refers to the 16 multifamily properties acquired between July 1, 1995 and September 30, 1996. During the three-months ended September 30, 1996, the Acquired Properties generated total revenues of $5,087,200 while incurring property, operating and maintenance expenses of $2,071,600.

Rental Revenues:

         Rental revenues increased $4,447,500 or 24.9% for the quarter. Rental revenues from the Acquired Properties increased $3,997,600 for the same period. Increases in occupancy and suite rents at the Core Portfolio market rate and Government Assisted properties resulted in a $449,600 or 2.7% increase in rental revenue from these properties.

         The following table summarizes the comparative rents per suite and economic occupancies(1) by property type:

                                        Average Net Collected             Average Economic
                                           Rent Per Suite(2)                 Occupancy
                               --------------------------------------  ----------------------
                                  For the three-months                 For the three-months
                                  ended September 30,    Percent        ended September 30,
                                   1996       1995       Increase        1996          1995
                                ---------   ---------   -----------    ---------     --------
Core Portfolio Properties:
  Market rate                   $    565    $    540        4.6%         95.2%         94.6%
  Market rate  - joint venture
     properties                      478         478        0.0%         90.3%         92.9%
  Government Assisted                643         618        4.0%         99.9%         99.3%
     Weighted average - Core
         Portfolio Properties        569         547        4.0%         95.6%         95.3%

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

Other Revenues:

         Painting service revenue and painting service revenue - affiliates increased $197,200 or 70.7% for the quarter and reflects an increase in revenue generated from suite painting and major renovation projects when compared with the three-months ended September 30, 1995. The increase in painting service revenue and painting service revenue - affiliates was partially offset by an increase in painting service expenses as discussed elsewhere herein.

Property operating and maintenance expenses:

         Property operating and maintenance expenses increased $2,114,000 or 27.9% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $1,841,400 for the quarter due primarily to the operating and maintenance expenses incurred at the 16 properties that were acquired between July 1, 1995 and September 30, 1996. Property operating and maintenance expenses at the Core Portfolio Properties increased $272,600 or 3.7% when compared with the prior three-month period primarily due to increases in payroll, advertising and real estate taxes. Payroll expense at the Core Portfolio Properties increased $106,400 or 6% due to an increase in staff at the properties acquired during 1994. Real estate taxes for the Core Portfolio Properties increased $148,800 or 9.9% due primarily to the increase in the real estate tax valuations for certain of these properties. Total expenditures for building renovations and suite and common area refurbishment (including suite painting) in the Core Portfolio Properties averaged $175 per suite for the three-months ended September 30, 1996 as compared to $163 per suite for the three-months ended September 30, 1995.

Other expenses:

         Depreciation and amortization increased $754,100 or 16.6% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties of $919,800.

         Painting services expenses increased $158,800 or 67.1% for the quarter. These increases were primarily the result of an increase in payroll related expenses attributable to the increase sales of the painting company.

         Interest expense increased $1,256,500 or 44.6% for the quarter primarily due to the interest incurred with respect to the borrowings under the Line of Credit and the MTN's which were used for the acquisition of properties.

COMPARISON OF THE NINE-MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE-MONTHS ENDED SEPTEMBER 30, 1995.

         Overall, total revenue increased $14,640,100 or 26.6% and total expenses increased $12,519,600 or 29.4% for the nine-month period. Net income applicable to common shares decreased $305,900 or 2.8% after the Company's interest in the net income of the joint venture properties and dividends on the Company's Perpetual Preferred Shares. During the nine-months ended September 30, 1996, the Acquired Properties generated total revenues of $17,034,900 while incurring property, operating and maintenance expenses of $6,861,500.

         In the following discussion of the comparison of the nine-months ended September 30, 1996 to the nine-months ended September 30, 1995, the term "Core Portfolio Properties" refers to the 59 wholly owned properties that were acquired by the Company prior to December 31, 1994 and "Acquired Properties" refers to the 21 multifamily properties acquired between January 1, 1995 and September 30, 1996.

Rental Revenues:

         Rental revenues increased $14,722,600 or 29.5% for the nine-month period. Rental revenues from the Acquired Properties increased $12,971,600 for the same period. Increases in occupancy and suite rents at the Core Portfolio Conventional and Government-Assisted Properties resulted in a $1,751,000 or 3.8% increase in rental revenue.

Other Revenues:

         Property management fees and property management fees - affiliates decreased $173,200 or 5.7% for the nine-month period. This decrease was due primarily to a (i) decline in supplemental management fees earned on two of the Government Assisted properties managed by the Company and (ii) a reduction in rental revenue at the managed properties as management fees are earned based on a percentage of the rents collected. The supplemental management fees are based on the cash flow available for distribution of the two managed properties which declined due to an increase in repair and maintenance expenses at the two managed properties.

         Painting service revenue and painting service revenue - affiliates increased $539,900 or 71.4% for the nine-month period and reflects the increase in revenue generated from suite painting and major renovation projects when compared with the nine-months ended September 30, 1995. The increase in painting service revenue and painting service revenue - affiliates was partially offset by an increase in painting service expenses as discussed elsewhere herein.

         Other income for the nine-months ended September 30, 1996 decreased $449,200 or 36.1% when compared with the nine-months ended September 30, 1995. The decrease is due primarily to a decrease in supervisory management fees received from one of the managed properties.

Property operating and maintenance expenses:

         Property operating and maintenance expenses increased $6,208,100 or 29.7% for the nine-months ended September 30, 1996. Operating and maintenance expenses at the Acquired Properties increased $5,495,500 for the nine-month period due primarily to the operating and maintenance expenses incurred at the six properties acquired during 1996 and the recognition of a full nine-month period's operating expenses at the 15 properties acquired during 1995. Property operating and maintenance expenses at the Core Portfolio Properties increased $712,700 when compared with the nine-months ended September 30, 1995 primarily due to increases in real estate taxes, personnel and advertising expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties, including suite painting, averaged $370 per suite for the nine-months ended September 30, 1996 as compared to $385 per suite for the nine-months ended September 30, 1995.

Other expenses:

         Depreciation and amortization increased $2,126,100 or 23.5% for the nine-months ended September 30, 1996 as compared to the nine-months ended September 30, 1995 primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties of $2,505,900.

         Painting service expenses increased $446,400 or 65.5% for the nine-month period. These increases were primarily the result of additional payroll related expenses attributable to an increase in the sales activity of the painting company.

         General and administrative expenses for the nine-months ended September 30, 1996 increased $227,400 or 6.0% when compared with the nine-months ended September 30, 1995. This increase is primarily attributable to payroll and related expenses.

         Interest expense increased $3,511,600 or 42.9% for the nine-month period primarily due to the interest incurred with respect to the borrowings under the Line of Credit and the MTN's which were used for the acquisition of properties.

Equity in net income (loss) of the joint ventures:

         The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three- and nine-months ended September 30, 1996 and 1995.

                            For the three-months ended            For the nine-months ended
                                   September 30,                        September 30,
                         --------------------------------      --------------------------------

                              1996             1995                  1996             1995
                         ---------------  ---------------      ----------------  --------------

Beneficial interests in
  joint venture operations

    Rental revenue       $    1,643,740   $     1,644,429      $      4,949,030  $    4,915,986
    Cost of operations          994,452         1,015,309             3,014,758       2,989,776
                         --------------   ---------------      ----------------  --------------
                                649,288           629,120             1,934,272       1,926,210
    Interest income               5,183             7,451                14,412          19,591
    Interest expense           (443,995)         (449,728)           (1,338,367)     (1,352,601)
    Depreciation               (121,173)         (120,181)             (363,067)       (360,160)
    Amortization                (12,408)          (12,407)              (37,221)        (37,221)
                         --------------   ---------------      ----------------  --------------
    Net income           $       76,895   $        54,255      $        210,029  $      195,819
                         ==============   ===============      ================  ==============

Net income applicable to common shares:

         Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares, of $1,371,000 and $761,625 for the three months ended September 30, 1996 and 1995, respectively and $4,113,315 and $761,625 for the nine-months ended September 30, 1996 and 1995, respectively.

OUTLOOK

         The following two paragraphs contain forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government Assisted properties, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

         Approximately 56% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a fifty mile radius of Akron. In Central Ohio, Columbus is the only city in the northeast quadrant of the country that has experienced continuous population growth since 1970, according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio is located in eight separate markets having a combined projected population growth of approximately 4.2%, or 153,000 people, with a projected 8.5% increase in job growth or an additional 17,000 jobs.

         With an average economic occupancy for the Core Portfolio over 95%, and strong market fundamentals, it would appear that opportunities exist for continued rental growth at the Company's market-rate properties. The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio properties will increase when compared to the prior year as the Company continues to maintain its properties to maximize their earnings potential. Real estate tax increases should begin to decline as the effect of the reassessed values diminishes over time. Utility expenditures will vary over prior periods as the effect of weather related usage variances is factored into the level of utility expense.

INFLATION

         Substantially all of the residential leases at the properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for terms up to two years. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

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

                                                                                                        For the three months ending
                                                                                                      ------------------------------
                                                                                                           September 30, 1996
                                                                                                      ------------------------------
                                                                                 Year     Average     Average
                                                     Type of            Total  Built or  Unit Size    Economic       Physical
  The Multifamily Properties       Location        Construction         Suites  Rehab.    Sq. Ft.     Occupancy      Occupancy
-------------------------------  --------------  --------------------   ------ --------  ---------    ---------    ----------

MARKET RATE
ACQUIRED PROPERTIES
MARKET RATE
CENTRAL OHIO PROPERTIES

Kensington Grove                 Westerville       Garden/Townhm/Ranch     76  1995        1,109         96.2%        98.7%
Perimeter Lakes                  Dublin            Garden/Townhomes       189  1992          999         N/A          98.9
The Residence at Washington      Wash. Ct. House   Ranch                   72  1995          862         99.2         88.9
                                                                        -----            -------        -----        ------
                                                                          337                989         97.4%        96.7%
WESTERN PENNSYLVANIA
Chestnut Ridge                   Pittsburgh        Garden                 468  1986          769         93.2%        97.4

MICHIGAN PROPERTIES
Aspen Lakes                      Grand Rapids      Garden                 144  1981          789         N/A          97.9%
Summer Ridge Apartments          Kalamazoo         Garden                 248  1989-91       960         93.8         96.4
Spring Brook Apartments          Holland           Garden/Townhomes       168  1986          818         96.4         97.1
The Oaks and Woods at Hampton    Rochester Hills   Garden/Townhomes       544  1986-88     1,050         96.4         97.1
The Landings at the Preserve     Battle Creek      Garden                 190  1990-91       952         95.5         97.4
                                                                      -------             ------        -----         ----
                                                                        1,294                966         95.7%        96.7%
NORTHERN OHIO PROPERTIES
Cloisters                        Toledo            Townhomes              188  1990        1,037         93.7%        97.9%
Kensington Village               Toledo            Garden/Townhomes       190  1985-90       920         95.9         98.4
Treetops                         Toledo            Townhomes              128  1988-89     1,350         97.0         96.1
Vantage Villa                    Toledo            Garden                 150  1974          935         95.0         94.7
                                                                      -------            -------        -----         ----
                                                                          656              1,041         95.4         97.0
                                                                      -------             ------        -----         ----
  Acquired Property Subtotal                                            2,755                960         95.2%        96.9%

CORE PORTFOLIO PROPERTIES
MICHIGAN PROPERTIES
Arbor Landings Apartments        Ann Arbor         Garden                 168  1990        1,116          97.7%       97.7%
Central Park Place               Grand Rapids
Country Place Apartments         Mt. Pleasant      Garden                 144  1987          859         100.0       100.0
Georgetown Park Apartments       Fenton            Garden                  36  1987-95     1,005          98.3        97.8
                                                                         ----              -----        ------      ------
                                                                          888                984          97.4%       98.2
CENTRAL OHIO PROPERTIES
Arrowhead Station                Columbus          Townhomes              102  1987        1,344          98.9%       99.0%
Bedford Commons                  Columbus          Townhomes              112  1987        1,157          99.4        98.2
Bentley Station                  Columbus          Garden                  96  1993          891          97.1        94.8
Bolton Estates                   Columbus          Garden                 196  1992          687          89.7        91.8
Colony Bay East                  Columbus          Garden                 156  1994          903          96.6        96.8
Heathermoor                      Worthington       Garden/Townhomes       280  1989          829          98.3        98.6
Lake Forest                      Columbus          Garden                 192  1994          788          90.2        92.7
Muirwood Village at Bennell      Columbus          Ranch                  140  1988          807          96.3        96.4
Muirwood Village at Gemstar      Columbus          Ranch                   24  1988          769          96.3        91.7
Muirwood Village at London       London            Ranch                  112  1989          769          97.2        94.6
Muirwood Village at Mt. Sterling Mt. Sterling      Ranch                   48  1990          769          96.4        97.9
Muirwood Village at Zanesville   Zanesville        Ranch                  196  1991          769          99.7        95.4
Pendleton Lakes                  Columbus          Garden                 160  1990          903          98.5        97.5
Residence at Christopher Wren    Gahanna           Garden/Townhomes       264  1993        1,062          98.8        98.5
Residence at Turnberry           Pickerington      Garden/Townhomes       216  1991        1,182          93.5        98.1
Sheffield at Sylvan              Circleville       Ranch                  136  1989          791          97.1        94.1
Sterling Park                    Grove City        Garden                 128  1994          763          92.2        94.5
The Residence at Newark          Newark            Ranch                  112  1993          868          99.5        97.3
Wyndemere                        Franklin          Ranch                  128  1991          768          99.3       100.0
                                                                        -----              -----          ----       -----
                                                                        2,798                892          96.5%       96.4
NORTHERN OHIO PROPERTIES
Bay Club                        Willowick         Garden                  96    1990         925          96.6%       94.8%
Colonade Elyria                 Elyria            Garden                  72    1964         512          95.1        98.6
Colonade West                   Cleveland         Garden                 216    1964         502          94.6        91.2
Cultural Gardens                Euclid            Mid Rise               186    1966         688          95.1        96.2
Edgewater Landing               Cleveland         High Rise              241    1988 r       585          95.3        96.3
Gates Mills III                 Mayfield Hts.     High Rise              320    1978         874          92.0        93.8
Holly Park                      Kent              Garden                 192    1990         875          92.4       100.0
Huntington Hills                Stow              Townhomes               85    1982         976          95.6        97.6
Mallard's Crossing              Medina            Garden                 192    1990         998          97.1        93.8


                                              For the three months ending
                               ---------------------------------------------------------
                                September 30, 1996            September 30, 1995
                               -------------------  ------------------------------------


                                    Average Rent     Average                Average Rent
                                        Per         Economic    Physical        Per
  The Multifamily Properties      Suite   Sq. Ft.   Occupancy   Occupancy  Suite  Sq. Ft.
-------------------------------   -----   -------  -----------  ----------  -------------
MARKET RATE
ACQUIRED PROPERTIES
MARKET RATE
CENTRAL OHIO PROPERTIES

Kensington Grove                  $ 761     $ 0.69      N/A       97.4%  $ 765  $ 0.69
Perimeter Lakes                     N/A        N/A      N/A        N/A     N/A     N/A
The Residence at Washington         519       0.60      N/A        N/A     N/A     N/A
                                  -----     ------    -----        ----  -----    ----
                                  $ 643     $ 0.65      N/A        N/A     N/A     N/A
WESTERN PENNSYLVANIA
Chestnut Ridge                    $ 691     $ 0.90      N/A        N/A     N/A     N/A

MICHIGAN PROPERTIES
Aspen Lakes                         N/A        N/A      N/A        N/A     N/A     N/A
Summer Ridge Apartments             693       0.72      N/A        N/A     N/A     N/A
Spring Brook Apartments             771       0.73      N/A        N/A     N/A     N/A
The Oaks and Woods at Hampton       771       0.73      N/A       93.8     741    0.71
The Landings at the Preserve        666       0.70      N/A       92.1     728    0.76
                                  -----     ------      ---       ----    ----    ----
                                  $ 704     $ 0.72      N/A        N/A     N/A     N/A
NORTHERN OHIO PROPERTIES
Cloisters                         $ 514     $ 0.50      N/A       97.3%  $ 408    0.38
Kensington Village                  438       0.48      N/A       98.9     398    0.43
Treetops                            715       0.53      N/A       98.4     626    0.46
Vantage Villa                       573       0.61      N/A        N/A     N/A     N/A
                                   ----       ----      ---       ----   -----  ------
                                    545       0.52      N/A        N/A     N/A     N/A
                                   ----       ----      ---       ----   -----  ------
  Acquired Property Subtotal      $ 655     $ 0.68      N/A        N/A     N/A     N/A

CORE PORTFOLIO PROPERTIES
MICHIGAN PROPERTIES
Arbor Landings Apartments        $  821     $ 0.74      97.4%     96.4%  $ 805  $ 0.72
Central Park Place
Country Place Apartments            504       0.59      99.5      98.6     482    0.56
Georgetown Park Apartments          709       0.71      98.6      96.5     630    0.63
                                 ------      -----    ------     -----   -----  ------
                                 $  671     $ 0.70      98.7%     98.4%  $ 631  $ 0.66
CENTRAL OHIO PROPERTIES
Arrowhead Station                $  660     $ 0.49      89.1%     95.1%  $ 631  $ 0.47
Bedford Commons                     718       0.62      98.8      98.2     704    0.61
Bentley Station                     507       0.57      97.1      92.7     496    0.56
Bolton Estates                      453       0.66      90.9      91.3     454    0.66
Colony Bay East                     493       0.55      93.0      85.9     467    0.52
Heathermoor                         450       0.54      92.6      98.6     517    0.62
Lake Forest                         538       0.68      82.9      91.7     523    0.66
Muirwood Village at Bennell         484       0.60      96.0      95.0     469    0.58
Muirwood Village at Gemstar         478       0.62      91.9      91.7     460    0.60
Muirwood Village at London          491       0.64     100.0      94.6     478    0.62
Muirwood Village at Mt. Sterling    490       0.64      99.9      95.8     470    0.61
Muirwood Village at Zanesville      518       0.67      96.6      95.8     485    0.69
Pendleton Lakes                     502       0.56      91.4      91.3     486    0.54
Residence at Christopher Wren       709       0.67      97.5      97.3     700    0.66
Residence at Turnberry              722       0.61      94.3      96.3     702    0.59
Sheffield at Sylvan                 502       0.63      97.0      94.9     503    0.64
Sterling Park                       537       0.70      92.3      92.2     523    0.69
The Residence at Newark             540       0.62      98.9      99.1     524    0.60
Wyndemere                           523       0.68      92.3      94.3     503    0.65
                                 ------     ------     -----      -----  -----  ------
                                 $  550     $ 0.62      94.2%     94.6%  $ 521  $ 0.58
NORTHERN OHIO PROPERTIES
Bay Club                         $  618     $ 0.67      96.3%     96.9%  $ 596  $ 0.64
Colonade Elyria                     364       0.71      97.1      98.6     350    0.68
Colonade West                       397       0.79      95.9      96.8     381    0.76
Cultural Gardens                    492       0.72      98.1      99.5     479    0.70
Edgewater Landing                   409       0.70      96.0      94.6     411    0.70
Gates Mills III                     664       0.76      92.0      94.1     658    0.75
Holly Park                          686       0.78      79.0      73.4     719    0.82
Huntington Hills                    641       0.66      98.6      97.6     624    0.64
Mallard's Crossing                  674       0.68      95.8      95.8     644    0.65


                                                                                                        For the three months ending
                                                                                                        ---------------------------
                                                                                                          September 30, 1996
                                                                                                        ----------------------------
                                                                                    Year      Average      Average
                                                     Type of              Total   Built or   Unit Size     Economic  Physical
  The Multifamily Properties        Location        Construction          Suites   Rehab.     Sq. Ft.     Occupancy  Occupancy
-------------------------------    -------------  ---------------        -------- ---------  ---------    ---------  ---------
Memphis Manor                      Cleveland         Garden                 120    1966         554          94.3      91.7
Park Place                         Parma Hts.        Mid Rise               164    1966         760          93.2      95.7
Pinecrest                          Broadview Hts.    Garden                  96    1987 r       598          94.6      77.1
Portage Towers                     Cuyahoga Falls    High Rise              376    1973         869          94.2      91.2
Somerset West (a)                  North Royalton    Garden/Townhomes       197    1982       1,038          94.0      97.5
The Triangle (b)                   Cleveland         High Rise              273    1989         616          99.8     100.0
Timbers I                          Broadview Hts.    Garden                  48    1987         920          98.3     100.0
Timbers II                         Broadview Hts.    Garden                  48    1989         940          92.5      97.9
Villa Moderne                      North Olmsted     Garden                 135    1963         504          94.9      91.1
Washington Manor                   Elyria            Garden                  48    1963         584          96.6     100.0
West Park Plaza                    Cleveland         Garden                 118    1964         520          91.8      90.7
Westchester Townhouses             Westlake          Townhomes              136    1989       1,000          90.7      93.4
Westlake Townhomes                 Westlake          Townhomes                7    1985       1,000          94.2     100.0
Williamsburg at Greenwood Village  Sagamore Hill     Townhomes              260    1990         938          96.0      97.3
Winchester Hills I  (c)            Willoughby Hills  High Rise              362    1972         822          88.6      93.9
Winchester Hills II                Willoughby Hills  High Rise              362    1979         822          87.8      90.6
                                                                          -----               -----         -----     -----
                                                                          4,350                 782          93.8      94.3
                                                                          -----               -----         -----     -----
   Core Market Rate Properties                                            8,036                 840          95.2%     95.5%

GOVERNMENT ASST.-ELDERLY
Ellet Development                  Akron             High Rise              100   1978          589          99.7%  100.0%
Hillwood I                         Akron             High Rise              100   1976          570          99.4   100.0
Puritas Place (d)                  Cleveland         High Rise              100   1981          518          99.2    99.0
Riverview                          Massillon         High Rise               98   1979          553          98.8   100.0
State Road Apartments              Cuyahoga Falls    Garden                  72   1977 r        750         100.0   100.0
Statesman II                       Shaker Heights    Garden                  47   1987 r        796         100.0   100.0
Sutliff Apartments II              Cuyahoga Falls    High Rise              185   1979          577         100.0   100.0
Tallmadge Acres                    Tallmadge         Mid Rise               125   1981          641          99.3   100.0
Twinsburg Apartments               Twinsburg         Garden                 100   1979          554          99.6   100.0
Village Towers                     Jackson Twp.      High Rise              100   1979          557         100.0   100.0
West High Apartments               Akron             Mid Rise                68   1981 r        702          99.9   100.0
                                                                          -----                ----        ------   ------
                                                                          1,095                 602          99.7%   99.9%
GOVERNMENT ASST.-FAMILY
Jennings Commons                   Cleveland         Garden                  50   1981          823         100.0%  100.0%
Rainbow Terrace                    Cleveland         Garden                 484   1982 r        768         100.0    97.5
Shaker Park Gardens II             Warrensville      Garden                 151   1964          753         100.0    99.3
                                                                          -----                ----        ------   ------
                                                                            685                 769         100.0    98.1
                                                                          -----                ----        ------   ------
  Core Portfolio Government Asst. Propeties                               1,780                 666          99.9%   99.2%

CONGREGATE CARE
Gates Mills Club                   Mayfield Heights  High Rise              120   1980          721          96.1%  100.0%
The Oaks                           Westlake          Garden                  50   1985          672          93.9    98.0
                                                                          -----                ----        ------   ------
                                                                            170                 707          95.3    99.4
                                                                          -----                ----        ------   ------
                                                                          9,986                 806          96.1%  96.2%
JOINT VENTURE PROPERTIES
NORTHEAST OHIO
MARKET RATE
Americana                          Euclid            High Rise              738   1968          803          86.1%   84.7%
College Towers                     Kent              Mid Rise               380   1969          662          88.8    93.7
Euclid House                       Euclid            Mid Rise               126   1969          654          95.9    96.8
Gates Mills Towers                 Mayfield Hts.     High Rise              760   1969          856          93.3    94.6
Highland House                     Painesville       Garden                  36   1964          539          96.4    97.2
Watergate                          Euclid            High Rise              949   1971          831          90.0    89.1
                                                                          -----                ----        ------   ------
                                                                          2,989                 789          90.3%   90.4%
GOVERNMENT ASST.-FAMILY
Lakeshore Village                  Cleveland         Garden                 108   1982          786         100.0%  100.0%
                                                                          ------               ----        ------   -----
                                                                          3,097                 789          90.8    90.8
                                                                          ------               ----        ------   -----
                                                                         15,838                 763          94.5%   94.2
                                                                         ======                ====        ======   =====



                                                       For the three months ending
                                      ------------------------------------------------------
                                      September 30, 1996        September 30, 1995
                                      ------------------ -----------------------------------
                                          Average Rent      Average                  Average Rent
                                               Per          Economic    Physical        Per
  The Multifamily Properties             Suite  Sq. Ft.    Occupancy   Occupancy  Suite     Sq. Ft.
-------------------------------          -----  -------   ---------  ----------   -----     ------
Memphis Manor                             440       0.79       94.5       95.0     424       0.77
Park Place                                521       0.69       96.5       98.8     508       0.67
Pinecrest                                 456       0.76       92.4       97.9     443       0.74
Portage Towers                            559       0.64       96.3       93.1     537       0.62
Somerset West (a)                         699       0.67       93.0       94.4     678       0.65
The Triangle (b)                          881       1.43       94.6       98.2     848       1.38
Timbers I                                 653       0.71       98.0       93.8     639       0.69
Timbers II                                721       0.77       99.5       89.6     682       0.73
Villa Moderne                             428       0.85       95.2       93.3     410       0.81
Washington Manor                          387       0.66       96.3       95.8     373       0.64
West Park Plaza                           421       0.81       97.7       97.5     405       0.78
Westchester Townhouses                    767       0.77       94.9       96.3     736       0.74
Westlake Townhomes                        772       0.77       99.8      100.0     735       0.74
Williamsburg at Greenwood Village         809       0.86       96.7       93.8     777       0.83
Winchester Hills I  (c)                   564       0.69       91.3       93.1     552       0.67
Winchester Hills II                       601       0.73       92.3       93.9     578       0.70
                                        -----      -----     ------     ------     ---     ------
                                          596       0.76       94.0       94.3     580       0.74
                                        -----     ------     ------     ------   -----     ------
   Core Market Rate Properties          $ 588     $ 0.70       94.6%      94.7%  $ 570     $ 0.68

GOVERNMENT ASST.-ELDERLY
Ellet Development                         $ 586      $ .99       98.8%     100.0%  $ 587      $1.00
Hillwood I                                  593       1.04      100.0      100.0     598       1.05
Puritas Place (d)                           782       1.51       99.5      100.0     782       1.51
Riverview                                   594       1.07       99.6      100.0     593       1.07
State Road Apartments                       593       0.79      100.0      100.0     596       0.79
Statesman II                                604       0.76      100.0      100.0     650       0.82
Sutliff Apartments II                       585       1.01       99.5      100.0     589       1.02
Tallmadge Acres                             653       1.02       98.9      100.0     658       1.03
Twinsburg Apartments                        600       1.08      100.0      100.0     602       1.09
Village Towers                              568       1.02      100.0      100.0     580       1.04
West High Apartments                        794       1.13      100.0      100.0     789       1.12
                                          -----     ------    -------    -------   -----     ------
                                          $ 626     $ 1.04       99.7%     100.0%  $ 631     $ 1.05
GOVERNMENT ASST.-FAMILY
Jennings Commons                          $ 663     $ 0.81      100.0%     100.0%  $ 668     $ 0.81
Rainbow Terrace                             708       0.92       98.7       97.3     620       0.81
Shaker Park Gardens II                      532       0.71       98.5      100.0     533       0.71
                                          -----     ------    -------      -----   -----     ------
                                            666       0.87       98.9       98.1     604       0.79
                                           ----     ------    -------     ------   -----     ------
  Core Portfolio Government Asst.         $ 642     $ 0.96       99.4%      99.3%  $ 621     $ 0.93

CONGREGATE CARE
Gates Mills Club                          $ 798     $ 1.11       97.1%     100.0%  $ 742     $ 1.03
The Oaks                                    987       1.47       93.5       92.0     949       1.41
                                           ----     ------     ------     ------   -----    -------
                                            854       1.21       95.8       97.6     803       1.14
                                           ----     ------     ------     ------   -----    -------
                                          $ 602     $ 0.75       95.5%      95.6%  $ 579     $ 0.72
JOINT VENTURE PROPERTIES
NORTHEAST OHIO
MARKET RATE
Americana                                 $ 493     $ 0.61       93.0%      94.2%  $ 475     $ 0.59
College Towers                              402       0.61       89.3       89.7     385       0.58
Euclid House                                431       0.66       95.4       92.1     424       0.65
Gates Mills Towers                          666       0.78       94.9       96.4     647       0.76
Highland House                              398       0.74       96.9       94.4     375       0.70
Watergate                                   544       0.65       92.1       91.8     535       0.64
                                          -----     ------     ------     ------   -----     ------
                                          $ 529     $ 0.67       92.9%      93.3%  $ 514     $ 0.65
GOVERNMENT ASST.-FAMILY
Lakeshore Village                         $ 669     $ 0.85       98.8%     100.0%  $ 671     $ 0.85
                                          -----     ------       ----     ------   -----     ------
                                            536       0.68       93.3       93.6     522       0.66
                                          -----     ------       ----     ------   -----     ------
                                          $ 580     $ 0.70       94.4%      94.4%  $ 564     $ 0.68
                                          =====     ======       ====     ======   =====     ======


---------------
         (a) Somerset West has 77 Contract Suites and 120 Conventional Property suites.
         (b) The Triangle also contains 63,321 square feet of office/retail space.
         (c) The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations. The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments. Unpaid principal and interest is expected to exceed seven years of equivalent principal and interest payments in 1995.
         (d) The property was developed by AEG in 1981 subject to a warranty deed reversion provision. This provision states that the assignment of fee simple title of the property to AEG (transferred to the Company) shall expire in 2037.
         r =  Rehabilitated

          HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

         Industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, non-recurring and extraordinary items, plus depreciation on real estate assets and after adjustments for unconsolidated joint ventures. Adjustments for joint ventures are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow is defined as Funds From Operations less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, Funds From Operations and Distributable Cash Flow should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

         Funds From Operations and Funds Available for Distribution ("Distributable Cash Flow") for the nine month period ended September 30, 1996 and 1995 are summarized in the following table:

                                                   For the three months    For the nine months
                                                    ended September 30,     ended September 30,
(IN THOUSANDS)                                       1996         1995        1996       1995
                                                   --------    --------    ---------   --------

NET INCOME APPLICABLE TO COMMON SHARES             $  3,613    $  2,669    $ 10,586    $ 10,892
Extraordinary item                                     --           911        --           911

Depreciation on real estate assets
  Wholly owned properties                             3,626       2,961      10,513       8,223
  Joint venture properties                              121         120         363         360
                                                   --------    --------    --------    --------
FUNDS FROM OPERATIONS                                 7,360       6,661      21,462      20,386

Depreciation - other assets                              80          96         226         217
Amortization of deferred financing fees                 164         265         490         661
Scheduled mortgage principal amortization              (229)       (193)       (668)       (514)
Scheduled mortgage principal amortization-
    joint venture properties                            (50)        (45)       (145)       (132)
Fixed asset additions                                   (97)       (166)       (276)       (558)
Fixed asset additions - joint venture properties       --          --          --           (20)
                                                   --------    --------    --------    --------
DISTRIBUTABLE CASH FLOW                            $  7,228    $  6,618    $ 21,089    $ 20,040
                                                   ========    ========    ========    ========

Weighted average shares outstanding                  13,872      13,869      13,872      13,869

                                     PART II

                                OTHER INFORMATION

           Except to the extent noted below, the items required in Part II are inapplicable or, disapplicable, would be answered in the negative and have been omitted.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                                                                                      FILED HEREWITH OR
                                                                                        INCORPORATED
                                                                                          HEREIN BY
      Number                                    TITLE                                     REFERENCE
-----------------   ------------------------------------------------              -----------------------

10                  Associated Estates Realty Corporation Directors'              Exhibit 10 filed
                       Deferred Compensation Plan                                    herewith.

27                  Financial Data Schedule                                       Exhibit 27 filed
                                                                                    herewith.

           (b)    Reports on Form 8-K

                  A Current Report on Form 8-K dated February 1, 1996 was filed on September 25, 1996. This report describes the Company's acquisition of multifamily properties, partnership interests and undeveloped land. This report includes (i) unaudited statements of revenue and certain expenses of certain of the multifamily properties for the period ended June 30, 1996 or date of acquisition, whichever is earlier, and (ii) audited statements of revenue and certain expenses for the year ended December 31, 1995 of the those properties. The report also includes pro forma financial information (unaudited) of the Company and the acquired properties as follows: condensed balance sheet as of June 30, 1996; condensed statement of operations for the six months ended June 30, 1996 and for the year ended December 31, 1995; and estimated twelve-month pro forma statement of taxable net operating income and operating funds available.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ASSOCIATED ESTATES REALTY CORPORATION

November 14, 1996                     /s/ Dennis W.  Bikun
------------------------              -----------------------------------------
(Date)                                Dennis W. Bikun, Chief Financial Officer
                                      and Treasurer