Form 10-K405
period 1996-12-31
ASSOCIATED ESTATES REALTY CORP
filed 1997-03-26
CIK 911635

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-12486

                      ASSOCIATED ESTATES REALTY CORPORATION

             (Exact name of registrant as specified in its charter)

            Ohio                       34-1747603             5025 Swetland Court, Cleveland, Ohio       44143-1467
-------------------------------  ----------------------     ----------------------------------------     ----------
(State or other jurisdiction of     (I.R.S. Employer        (Address of principal executive offices)     (Zip Code)
incorporation or organization)   Identification Number)

        Registrant's telephone number, including area code (216) 261-5000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
         Title of Each Class                on Which Registered
  --------------------------------     -----------------------------
  Common Shares, without par value     New York Stock Exchange, Inc.

Depositary Shares, each representing 1/10 of a Share      New York Stock Exchange, Inc.
 of 9 3/4% Class A Cumulative Redeemable Preferred
            Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   The aggregate market value of the voting stock held by nonaffiliates of the
               Registrant, was $278,164,706 as of March 20, 1997.

  The number of Common Shares outstanding as of March 20, 1997 was 15,322,391.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of the Annual Performance Report to Shareholders for the fiscal year ended December 31, 1996 (in Parts II, III and IV). Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1997 (in Part III).

                      ASSOCIATED ESTATES REALTY CORPORATION
                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                     PAGE
                                                                     ------------------------------------

                                                                                   1996    MARCH 21, 1997
                                                                        1996      ANNUAL       PROXY
ITEM                                                                 FORM 10-K    REPORT     STATEMENT
                                                                     ----------   ------   --------------
                                PART I
  1.   Business                                                           1            -       -
         Strategy and Philosophy                                          1            -       -
         Management and Operations Strategy                               2            -       -
         Acquisition and Development                                      2            -       -
         Financing                                                        3            -       -
         Registration statements filed in connection with financing       4            -       -
         Acquisitions, development and dispositions                       4
         Competitive Conditions                                           5
         Main Offices                                                     6            -       -
         Employees                                                        6            -       -
  2.   Properties                                                         6            -       -
         Market-rate Properties                                           6            -       -
         Government-Assisted Properties                                   6            -       -
         Congregate Care Facilities                                       7            -       -
         Undeveloped Land                                                 7            -       -
         Indebtedness Encumbering the Properties                          7            -       -
         Government Programs                                              7            -       -
            Rental Assistance Program                                     7            -       -
            Mortgage Insurance Programs                                   9            -       -
  3.   Legal Proceedings                                                 10            -       -
  4.   Submission of Matters to a Vote of Security Holders               10            -       -

                                PART II

  5.   Market for the Registrant's Common Equity and
         Related Stockholder Matters                                     11           44       -
  6.  Selected Financial Data                                            12
  7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             14           18       -
  8.   Financial Statements and Supplementary Data                       14           25       -
  9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                          14            -       -

                               PART III

10.    Directors and Executive Officers of the Registrant                15            -       3
11.    Executive Compensation                                            16            -       6
12.    Security Ownership of Certain Beneficial Owners and
         Management                                                      17            -       2
13.    Certain Relationships and Related Transactions                    17            -       9

         Glossary                                                        18            -       -

                                PART IV

14.    Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                        20            -       -

         See "Glossary" for the definitions of certain capitalized terms used in this Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

         Associated Estates Realty Corporation (the "Company"), a fully integrated real estate company, was formed in July 1993 to continue the business of the Associated Estates Group ("AEG") of developing, acquiring, owning and managing multifamily residential rental apartment facilities. The Company's portfolio currently consists of 85 multifamily properties (the "Properties") containing 16,066 suites located in 49 different governmental jurisdictions in Indiana, Ohio, Michigan and Pennsylvania.

         Of the Company's 16,066 suites, 13,811 suites are contained in conventional, market-rate properties (the "Market-rate Properties") and 2,085 suites are contained in properties, the rents of which are subsidized by the United States Department of Housing and Urban Development (the "Government-Assisted Properties"). The remaining 170 suites are contained in apartment communities for elderly persons that provide residents with one daily meal, housekeeping, laundry and other services and recreational and educational activities ("Congregate Care Facilities"). Economic occupancy during 1996 averaged 95.5%. Additionally, the Company owns seven undeveloped land parcels containing an aggregate of 201.7 acres.

         The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") and accordingly, does not engage or pay for a REIT advisor. The Company manages all of the Properties, and either AEG or the Company has managed all of the Properties continuously since their acquisition or development by AEG or the Company. Of the Company's 85 Properties, 43 were developed and two were acquired by AEG prior to the IPO and 40 Properties were acquired in separate transactions by the Company after the IPO. Subsequent to the IPO, the Company also acquired the remaining 50% interest in two of the Properties included in the Company's Portfolio at the time of the IPO which were previously owned by joint ventures (together with the 40 Properties referred to above, the "Acquired Properties"). Nine of the Acquired Properties are located in northern Ohio, 22 are located in central Ohio, nine are located in Michigan, one is located in Pittsburgh, Pennsylvania and one is located in Indianapolis, Indiana. The 40 Properties acquired since the IPO contain 7,362 suites, including 220 suites that were added to these Properties after their acquisition.

         The property located in Pittsburgh, Pennsylvania is owned by Associated Estates Realty Corporation of Pennsylvania, Inc., a wholly owned subsidiary of the Company. The property located in Indianapolis, Indiana is owned by Associated Estates Realty Corporation of Indiana, LLC, also a wholly owned subsidiary of the Company.

         The Company also currently manages 7,052 residential suites and eight commercial properties (containing an aggregate of approximately 825,000 square feet of gross leasable area), not owned by the Company. In addition, the Company owns substantially all of the economic interests in five corporations which provide management and other services for the Company.

         Strategy and Philosophy. The Company, together with affiliated entities, has assembled, through development, acquisition and substantial rehabilitation, one of the largest portfolios of multifamily properties in the Great Lakes region. The Company is committed to superior service and attentive, "hands-on" management necessary to maintain and enhance its position as a leading owner, developer and manager of multifamily properties.

         The Company is committed to increasing its cash flow and Funds From Operations (on an aggregate and per share basis) and the value of its portfolio of Properties. The Company is also committed to continuing growth through the active management of the Properties and the selective acquisition and development of additional multifamily properties.

         Management and Operations Strategy. The Company has employed a strategy of developing and acquiring a group of multifamily properties in various locations that has resulted in a strategically balanced portfolio allowing the Company to respond to changing lifestyles and demographics. The Company provides a variety of multifamily rental housing types with monthly rents ranging from $369 to $988 and a portfolio average of $609 per suite at December 31, 1996. The Company operates using a centralized management approach to provide a stable operating environment that maximizes the economic returns of the Properties through consistent and predictable cash flow and enhances the value of its properties. Strategically located in 49 separate government jurisdictions, the management of the Properties is supervised by a team of real estate professionals that together possess over 130 years of experience in the property management industry. A regional office has been established in the Columbus, Ohio area within a one hour drive from each of the Central Ohio Properties to provide closer oversight of these Properties.

         The Company's management approach is to monitor its marketplace closely and to seek to provide superior services to its residents through hands on management. All management personnel work and live in close proximity to the Properties. The Company believes this concept simplifies the handling of management tasks and on-site situations and helps ensure that the site staff provide quality service to their residents. The Company has developed and has substantially completed the installation of a proprietary leasing and marketing information system known as LISA(R). This system furnishes senior management up to the minute information concerning leasing traffic, occupancy trends and daily activities on a property by property basis and for the portfolio as a whole. This technology greatly enhances the flow of information between management and operations by providing an on-line communication link with each of the Properties.

         Over the years, the Company has also applied its management approach to the management of properties for third parties. Although this is not an area of additional growth, the Company believes that third-party property management can broaden the Company's knowledge of a market, create opportunities for future acquisitions, enhance purchasing power, provide a network for new personnel and generate fee income.

         The Company intends to maximize all available sources of capital which may include the selective disposition of certain Properties and/or undeveloped land. Notwithstanding the selective dispositions of assets, the Company plans to continue its annual program of improvements to its Properties and its ongoing practice of regular maintenance and periodic renovation, which are intended to yield long-term benefits. The Company believes that these activities will enhance shareholder value.

         Acquisition and Development. Since completion of the IPO, the Company has acquired 40 properties that contain an aggregate of 7,142 suites. The Company intends to continue to acquire primarily Market-rate Properties with attractive initial yields, leases at below market rental rates or properties where the Company believes it can grow cash flow and benefit from the potential for capital appreciation, and where the Company believes that its financial strength and management capabilities can enhance value. Substantial rehabilitation and the repositioning of apartment properties has historically been an important component of AEG's business, and the Company believes that it may be able to capitalize on this experience in connection with future acquisitions.

         The Company's strategy is to benefit from its access to the capital markets by taking advantage of investment opportunities, principally in markets where the acquisition of a property or properties can provide the basis for establishing an ongoing presence and/or where day-to-day management issues may create favorable opportunities for the acquisition of properties. The Company believes acquisition opportunities exist in markets experiencing favorable economic growth patterns where multifamily properties can be acquired at below replacement cost or where the construction of multifamily apartments is difficult due to zoning restrictions or where properties have been undermanaged. These opportunities may provide for the future growth of the Company beyond its current markets. The Company completed the acquisition of The Gables at White River, a 228-suite multifamily property located in Indianapolis, Indiana on February 6, 1997, and one 10-acre parcel of land in central Ohio on March 7, 1997.

         The Company currently is engaged, and as a matter of course, engages in discussions with third-party owners of multifamily properties and management and construction companies regarding potential acquisitions or management by the Company of existing multifamily properties or newly constructed multifamily properties that the Company will acquire upon completion of construction. At March 18, 1997, the Company was under contract to purchase five properties, four in Ohio and one in Indiana, consisting of 1,108 suites, and four parcels of undeveloped land in Ohio and Michigan containing an aggregate of 148.5 acres, three of which are located adjacent to or in the vicinity of multifamily properties presently owned by the Company. The Company also, in the normal course of its business, enters into non binding letters of intent concerning the possible acquisition of properties and businesses. It is the Company's policy to not disclose information about properties that are the subjects of such letters of intent. There is no guarantee that the Company will be successful in acquiring the five properties and the four land parcels currently under contract. The Company expects that acquisitions will continue to provide a source of growth for the Company.

         Development of new properties is also an important component of the Company's business. The Company plans to selectively develop multifamily properties either on land currently owned or controlled by the Company or on land the Company may acquire in the future. The Company has completed the expansion of a total of 220 suites on parcels of land adjacent to The Residence at Newark, Muirwood Village at Zanesville, Wyndemere and Georgetown Park Apartments. In addition, the Company has commenced construction of Bradford at Easton, a 324-suite multifamily property in Columbus, Ohio that will be completed in the Fall of 1997. Construction is also in progress at The Residence at Barrington, a 288-suite multifamily property located in Aurora, Ohio having an anticipated completion date of August 1997 for the 168 suites in phase one of the development, and 1998 for the 120 suites in phase two. Phase one of The Village of Western Reserve was also underway at the end of 1996, with completion of the 108-suite phase one expected by December 1997; phase two is scheduled for future development. Over time, the Company may alter its mix of acquisition and development to take advantage of varying market opportunities.

         Financing. Sixty-four of the Company's 77 wholly owned properties were unencumbered at December 31, 1996 with annualized earnings before interest, depreciation and amortization of approximately $41 million and an historical cost basis of approximately $374 million. The remaining 13 of the Company's wholly owned properties have an historical cost basis of $104.2 million and secured property specific debt of $69 million at December 31, 1996. A lender has been advised of the Company's intent to prepay property specific debt in the aggregate amount of $14.7 million secured by three of the Company's wholly owned properties. The Company expects to finance the prepayment of these mortgages using borrowings under its Line of Credit and/or its Medium-Term Note Program. There can be no assurances, however, that these mortgages will be repaid. Unsecured debt, which totaled $148.8 million at December 31, 1996, consisted of $42.5 million in Medium-Term Notes, Senior Notes of $84.8 million and amounts drawn on the revolving credit facility of $21.5 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $18 million at December 31, 1996. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 8.0% at December 31, 1996.

         The Company utilizes borrowings under a $75 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Line of Credit includes certain restrictive covenants which, among others, require the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 150 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 25 basis points and 37.5 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At December 31, 1996, $21.5 million was drawn on the Line of Credit with a weighted average interest rate of 7.5%.

         During the year ending December 31, 1996, the Company issued six Medium-Term Notes (the

"MTN's") aggregating $42.5 million under its $75 million MTN program. The principal amounts of these MTN's range from $2.5 million to $15 million and bear interest from 6.60% to 7.93% over terms of between 5 to 30 years. The holder of a $2.5 million, 30 year MTN has the option to require payment on March 15, 2003. The net proceeds to the Company with respect to these issuances were $42 million, of which $32.1 million was applied to amounts outstanding under the Line of Credit and the remaining $9.9 million was used to acquire a multifamily property.

         Registration statements filed in connection with financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $117.5 million Medium-Term Note Program and $218.8 million available under previous shelf registrations. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

         Acquisitions, development and dispositions. The Company intends to continue to finance its multifamily property acquisitions and development with the most appropriate sources of capital, which may include undistributed Funds From Operations, the issuance of equity securities, bank and other institutional borrowings, the issuance of debt securities, the assumption of mortgage indebtedness or through the exchange of properties. The Company may also determine to raise additional working capital through one or more of these sources.

         During the year ended December 31, 1996, the Company acquired six multifamily properties containing 1,289 suites and three parcels of land consisting of 43 acres for an aggregate purchase price of $59.1 million. The acquisitions are located in Michigan, Ohio and western Pennsylvania, and were financed with borrowings under the Line of Credit, the issuance of MTN's and the assumption of mortgage indebtedness. The Company has also entered into a contract for the construction of a 324-suite property that will be known as Bradford at Easton on a 45 acre Columbus, Ohio land parcel owned by the Company with an estimated completion in the Fall of 1997. The Company is also developing The Residence at Barrington, a 288-suite multifamily property in Aurora, Ohio, that will be constructed in two phases with an estimated completion of the first phase in the Fall of 1997. Construction has also commenced at The Village of Western Reserve, a 108-suite property located in Streetsboro, Ohio that is expected to be completed in the Fall of 1997. In addition, the Company owns five parcels of undeveloped land, two of which are in Ohio and three of which are in Michigan, containing 84 acres on which an estimated 783 suites could be developed. Development activities for the construction of 274 suites have commenced with respect to two of these parcels.

         Subsequent to December 31, 1996, the Company acquired a multifamily property containing 228 suites and a 10-acre parcel of land for an aggregate purchase price of $12.7 million which was financed with borrowings under the Company's Line of Credit. The multifamily property is located in Indianapolis, Indiana, and the parcel of land is located in central Ohio. The Company is currently under contract to purchase five multifamily properties containing an aggregate of 1,108 suites and four parcels of undeveloped land containing an aggregate 148.5 acres for a total purchase price of $68.9 million. The multifamily properties are located in Ohio and Indiana, while the land parcels are located in Ohio and Michigan. With the exception of one 37 acre parcel located in Avon, Ohio, the land parcels under contract are located adjacent to or in the vicinity of multifamily properties presently owned by the Company. The Company expects to finance the acquisition of the multifamily property and five land parcels using borrowings under the Line of Credit and/or the Medium-Term Note Program. There can be no assurances, however, that the Company will be successful in acquiring the multifamily property and the land parcels under contract.

         The Company is exploring opportunities to sell several of the Government-Assisted Properties. In addition, the Company has determined that a 90 acre parcel of land, which was one of the assets acquired by the Company at the time of the IPO that is presently zoned for office and industrial use, will not be rezoned for multifamily use. The Company intends to sell the property and has received interest from parties interested in developing office and industrial buildings on the property. No loss is anticipated from the aforementioned, potential property dispositions; however, there can be no assurances that the Company will be successful in disposing of the Government-Assisted Properties or the parcel of land.

         The Company intends to finance future acquisitions and developments with the most appropriate sources of capital, which may include undistributed Funds From Operations, the issuance of equity or debt securities, bank and other institutional borrowings, or through the exchange of properties. The Company may also determine to raise additional working capital through one or more of these sources.

         Competitive Conditions. The Company operates in the northern Ohio, central Ohio, Michigan, Pittsburgh, Pennsylvania and, most recently, Indianapolis, Indiana rental markets. The Company believes that the demand for the Market-rate Property rental suites will increase as the supply of market-rate, multifamily apartment suites remains below demand in the Company's markets. While demand does fluctuate throughout the markets in which the Company operates, demand for the most part exceeds the supply of multifamily housing available in those markets. The rents at the majority of the Market-rate Properties target the middle-market renter who comprises the largest segment of renters in these markets. Consequently, there is a stable and consistent market for these suites. In some cases, however, Market-rate Property rents are established to target the upper-middle-income renters where the location of the property, size of the unit and the property's amenities contribute to the marketability of these suites.

         The following two paragraphs contain forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

         Approximately 57% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a 50 mile radius of Akron. In central Ohio, Columbus is the only city in the northeast quadrant of the country that has experienced continuous population growth since 1970, according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best apartment investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio is located in eight separate markets having a combined projected population growth of approximately 4.2%, or 153,000 people, with a projected 8.5% increase in job growth or an additional 17,000 jobs, and an increase of 5.4% in household formations.

         With an average economic occupancy for the Core Portfolio Market-rate Properties over 95.2%, and strong market fundamentals, it would appear that opportunities exist for continued rental growth at the Company's Market-rate Properties. The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio Properties will increase when compared to the prior year as the Company continues to maintain its properties to maximize their earnings potential. Real estate tax increases should begin to moderate as the effect of the reassessed values diminishes over time. Utility expenditures will vary over prior periods as the effect of weather related usage variances is factored into the level of utility expense.

         The market for the Government-Assisted Properties is unique in that the residents of these properties receive assistance under the Rental Assistance Program. See "Item 2. The Properties-Government Programs." At many of the Government-Assisted Properties, waiting lists of qualified applicants are maintained which minimize the need to advertise these suites. The average Economic Occupancy of these Properties consistently exceeds 98%.

        Main Offices. The Company's offices are located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters contain approximately 41,000 square feet and a 3.7 acre parcel of adjacent land for further development or expansion.

         Employees. The Company has approximately 825 employees; approximately 135 of whom are located at the Company's headquarters and the remainder work at the respective sites of the individual Properties. The Company believes that its relations with its employees are good.

ITEM 2.  THE PROPERTIES
-----------------------

         The Northern Ohio Properties consist of (i) 52 Properties containing 10,053 suites, eight of which are owned by joint ventures in which the Company owns interests ranging between 33 1/3% and 66 2/3%, located in 25 governmental jurisdictions, (ii) two properties that are currently under construction that, when completed in the Fall of 1997 and Winter of 1998, respectively, will contain an aggregate 396 suites, and (iii) two undeveloped land parcels consisting of 129 acres. The joint ventures consist of two general partnerships and six limited partnerships in which the Company is a general partner. The Company has the authority to manage the day-to-day operations of the Properties owned by the joint ventures. With respect to seven of these joint ventures, the unanimous consent of the Company's joint venture partners is required for any sale of the Property owned by the joint venture or the refinancing of the indebtedness encumbering such Property. The Company has determined that a 90 acre parcel of undeveloped land, which was one of the assets acquired by the Company at the time of the IPO, and is presently zoned for office and industrial use, will not be rezoned for multifamily use and, accordingly, the Company intends to sell this parcel of land.

         The Central Ohio Properties consist of (i) 22 Properties located in 14 governmental jurisdictions, consisting of 3,135 suites, (ii) one property that is currently under construction that, when completed in the Fall of 1997, will contain 324 suites, and (iii) two undeveloped land parcels consisting of 20 acres.

         The Michigan Properties consist of (i) nine Properties located in eight governmental jurisdictions consisting of 2,182 suites, and (ii) undeveloped land parcels adjacent to three of the Michigan Properties consisting of 17.7, 20 and 15 acres, respectively.

         In addition, the Company is currently under contract to purchase, in separate transactions, five properties in Ohio and Indiana consisting of 1,108 suites and four parcels of undeveloped land in Ohio and Michigan consisting of an aggregate of 148.5 acres. With the exception of one 37 acre parcel located in Avon, Ohio, the land parcels under contract are located adjacent to or in the vicinity of multifamily properties presently owned by the Company. The Company is also exploring opportunities to sell several of the Government-Assisted Properties and has received an expression of interest from a number of different sources. There can be no assurances, however, that the Company will be successful in acquiring the properties or land parcel under contract or disposing of any of the Government-Assisted Properties.

        Market-rate Properties. Sixty-eight of the Company's Properties are market-rate apartment properties in townhome, garden and high-rise buildings consisting of 13,811 suites.

         Upon closing of the IPO, the Company acquired a noteholder interest in one property, in which one of the principals of the Company has a general partnership interest. Since 1984, the property has been unable to generate sufficient cash flow to meet the scheduled interest payments under these notes. The noteholder is entitled to substantially all cash flows from operations. To the extent that the cumulative unpaid debt service on the notes is greater than seven years of aggregate principal and interest amortization (the cumulative amount of debt service), which occurred in 1995, the Company can exercise its rights under a security agreement and foreclose on the property.

         Government-Assisted Properties. Sixteen of the Company's Properties are Government-Assisted Properties consisting of 2,085 suites (1,965 of which are Contract Suites and 120 of which are market rate suites). Pursuant to the HUD rental subsidy program, these suites must be held available to persons meeting the criteria for eligibility (either low-income elderly or family). A portion of the rent for these suites is paid directly to the Company by eligible residents and the balance is remitted to the Company by HUD. Increases in rents are established by the provisions of the applicable HAP Contract. See "Government Programs."

         Congregate Care Facilities. The Company's two Congregate Care Facilities were developed to bridge a gap in the housing market for the elderly between traditional rental housing and skilled nursing homes. The Congregate Care Facilities are designed for older persons who do not require on-site medical or custodial care but have special concerns that are not fulfilled by traditional apartment housing. Residents of the Company's Congregate Care Facilities pay market rental rates that are unregulated and are not subsidized.

         Undeveloped Land. The Company also owns seven tracts of undeveloped land. One parcel comprises approximately 90 acres and is zoned to permit single-family, office-laboratory and production-distribution uses that the Company has determined will not be rezoned for multifamily property development and, accordingly, the Company plans to sell this parcel. The Company also owns three undeveloped land parcels in Ohio, two in the Central region and one in the Northern region, consisting of 10, 10 and 39 acres, respectively, that are zoned for multifamily property development. In addition, the Company owns undeveloped land parcels adjacent to three of the Michigan Properties consisting of 17.7, 20 and 15 acres, respectively, all of which are currently zoned for multifamily property development.

         Indebtedness Encumbering the Properties. AEG financed and, in many cases, refinanced the acquisition, development and rehabilitation of its Properties with a variety of sources of mortgage indebtedness, including indebtedness insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act. See "Government Programs." The mortgage indebtedness currently encumbering nine of the Properties, including four of the Government-Assisted Properties (one of which is a joint venture property) and one of the Congregate Care Facilities, is insured by HUD under this program. Pursuant to this program, certain aspects of the Company's operation of the subject Properties are governed by the provisions of separate Regulatory Agreements. See "Government Programs." Other sources of financing have included tax-exempt and conventional mortgage financing.

         Government Programs. Twenty of the Company's Properties (including one of its Congregate Care Facilities) benefit from, and certain aspects of their operations are governed by regulation pursuant to, the rental assistance and/or the mortgage insurance program described below. Eighteen of these Properties are each owned by a wholly owned subsidiary of the Company and the Company is a joint venture partner in two of these Properties with the Company's interest ranging from 50% to 662/3%. The following summary of the programs is qualified in its entirety by reference to the applicable Federal statutes and the regulations promulgated thereunder. There can be no assurance that the terms of such programs will not change or that any such changes will not be detrimental to the Company.

                  Rental Assistance Program. The Company currently is entitled to receive rental assistance subsidies from HUD under Section 8 of the United States Housing Act of 1937, as amended (the "Rental Assistance Program"), for 1,965 of the 2,085 rental suites in 16 multifamily properties (the "Government-Assisted Properties"). Approximately 94.2% of the total rental suites in the Government-Assisted Properties (the "Contract Suites") are eligible to receive rental assistance (one Government-Assisted Property contains 77 Contract Suites and 120 non-subsidized suites). The Company is a 50% joint venture partner in one Government-Assisted Property consisting of 108 suites.

                  The Rental Assistance Program is a federal rent subsidy program designed to assist in making housing available to low and very low income persons and families. Under the Rental Assistance Program, HUD will make monthly housing assistance payments ("HAP Payments") to or for the account of the Company with respect to Contract Suites on behalf of persons and families meeting HUD eligibility requirements ("Eligible Residents"). The amount of each monthly HAP Payment with respect to each Contract Suite is equal to the rent (the "Contract Rent") agreed to by HUD pursuant to the terms of a Housing Assistance

         Payments Contract (a "HAP Contract"), less the rent payment payable by the Eligible Resident for such month. An Eligible Resident is required to make rent payments (including a reasonable allowance for the cost of utilities paid by the resident) not exceeding 30% of the Eligible Resident's adjusted income. Thus, the total rental income payable to, or for the account of, the Company with respect to each Government-Assisted Property is equal to the rent paid by Eligible Residents and the HAP Payments actually paid by HUD pursuant to the applicable HAP Contract.

                  Below is a table setting forth the final expiration dates of the HAP Contracts for the Company's Government-Assisted Properties:

                                                                               Final
                                        Property                          Expiration Date
                                        --------                          ---------------
               Somerset West:       38 suites............................ September 1997
               Shaker Park Gardens II.................................... August 2000
               Statesman II.............................................. November 2000
               Tallmadge Acres........................................... March 2001
               Puritas Place............................................. September 2011
               Jennings Commons.......................................... November 2001
               West High Apartments...................................... November 2001
               Rainbow Terrace........................................... January 2002
               Somerset West:       39 suites............................ March 2002
               Lake Shore Village........................................ October 2002
               State Road Apartments..................................... December 2016
               St. James (Riverview)..................................... November 2009
               Twinsburg Apartments...................................... June 2009
               Village Towers............................................ November 2009
               Hillwood I................................................ July 2016
               Ellet Development......................................... December 2017
               Sutliff Apartments II..................................... November 2019

                  The Company will not seek an extension of the Somerset West HAP contract on the 38 suites which expires in September 1997.
         Somerset West is a 197-suite property containing 120 Market-rate and 77 Government-Assisted suites. The Company intends to operate this property as a market-rate property once the HAP Contracts expire.

                  Contract Rents are adjusted at least annually in accordance with one of two adjustment processes, the annual adjustment factor method or the budget method. Contract Rents for all but one of the Government-Assisted Properties are adjusted pursuant to the "annual adjustment factor" method. Annual adjustment factors are determined each year by HUD and applied to then current Contract Rents. The annual adjustment factors are calculated by HUD for individual metropolitan areas based on either a local consumer price index survey or pursuant to a formula which includes components reflecting changes in market area rents and utility costs.

                  Additionally, HUD may permit special additional adjustments to reflect increases in actual and necessary expenses of owning and maintaining Contract Suites which result from substantial general increases in real property taxes, utility rates, insurance or similar costs, upon demonstration that such general cost increases are not adequately compensated for by the annual adjustments.

                  The Contract Rents for one Government-Assisted Property are determined by the budget method, in which the Contract Rents are based on the total cost of operating the

         Government-Assisted Property, the amount necessary to fund required reserves and an amount which provides a reasonable return on the owner's equity. Contract Rents are revised to reflect an annual operating budget submitted by the Company as approved by HUD.

                  Mortgage Insurance Programs. The mortgage indebtedness encumbering nine of the Properties including four of the Government-Assisted Properties (one of which is a joint venture property and one of the Company's Congregate Care Facilities) is insured by HUD pursuant to the mortgage insurance program administered under Section 221(d)(4) of the National Housing Act.

                  Owners of projects financed by loans insured by HUD under the HUD programs previously described are required to enter into Regulatory Agreements with HUD which remain in effect so long as the mortgage loan on the property is insured or held by HUD. Each wholly owned subsidiary of the Company that benefits from a government program has entered into a separate Regulatory Agreement in connection with the Property owned by it. The Regulatory Agreements contain certain covenants that restrict the operation of the subject Properties.

--------------

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation; nor, to the knowledge of the Company, is any litigation threatened against the Company or any of the Properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

         The information on the Market for the Registrant's Common Equity and Related Stockholder Matters is incorporated by reference to page 44 of the Company's 1996 Annual Report to Shareholders.

         The Company anticipates that dividends will be paid quarterly using net cash provided by operations. On December 9, 1996, the Company declared a $0.45 per share dividend for shareholders of record on December 31, 1996, which was paid on January 31, 1997. On February 19, 1997, the Company declared a dividend of $0.465 per common share for the quarter ending March 31, 1997 which is payable on May 1, 1997 to shareholders of record on April 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

                                              SELECTED FINANCIAL DATA

         The following tables set forth selected financial data on a consolidated basis for the Company and on a combined basis for Associated Estates Group ("AEG"). This information should be read in conjunction with (i) the historical consolidated and combined financial statements, including the notes thereto, of the Company and AEG, respectively, and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which is included elsewhere in this report.

                                                                                                Associated Estates Group
                                                                                                   ("AEG"-Predecessor)
                                                                                                ------------------------
                                                                                     For the      For the      For the
                                                                                     period        period        year
(Dollars in thousands except per share               For the year ended           November 19-  January 1-      ended
amounts and average monthly rental revenue)             December 31,              December 31, November 18,  December 31,
                                               1996        1995         1994          1993         1993          1992
                                           ------------ ---------   ------------ ------------- -----------   -----------
OPERATING DATA:
REVENUE:
  Rental                                   $     87,975 $  70,045   $    48,859  $      4,256  $    32,879   $   36,143
  Property management fees                          393       417           494            58          466          467
  Property management fees-affiliates             3,387     3,796         3,437           390        2,726        3,029
  Painting services                               1,634     1,067         1,271           247        1,287        1,618
  Interest                                          216       352           617           235          596          803
  Other                                             828     1,266           587            28          378          547
                                           ------------ ---------   -----------  ------------   ----------    ---------
       Total revenue                             94,433    76,943        55,265         5,214        38,332      42,607

EXPENSES:
  Property operating and maintenance
    expenses (before depreciation and
    amortization)                                37,056    29,279        21,084         1,623       16,365       16,832
  Property co-management fees                       184       191           181            22          283          217
  Painting services                               1,427     1,001         1,257           197        1,211        1,302
  General and administrative                      5,737     5,326         4,012           403        2,497        3,295
  Depreciation and amortization                  15,536    12,657         8,122           639        4,788        5,415
  Interest expense                               15,494    11,515         6,494           644       10,159       11,939
  Nonrecurring property transfer costs           -          -             -               530        -            -
                                           ------------ ---------   -----------  ------------  -----------   ----------
       Total expenses                            75,434    59,969        41,150         4,058       35,303       39,000
                                           ------------ ---------   -----------  ------------  -----------   ----------
Income from operations                           18,999    16,974        14,115         1,156        3,029        3,607
Equity in net income (loss) of joint
  ventures                                          305       297           134          (170)        (149)          15
                                           ------------ ---------   -----------  ------------  -----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM                 19,304    17,271        14,249           986        2,880        3,622
Extraordinary item                               -         (1,097)         (727)       (3,876)      -             -
                                           ------------ ---------   -----------  ------------  -----------   ----------
NET INCOME (LOSS)                          $     19,304 $  16,174   $    13,522  $     (2,890) $     2,880   $    3,622
                                           ============ =========   ===========  ============  ===========   ==========
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHARES                                   $     13,820 $  14,041   $    13,522  $     (2,890)
                                           ===========  =========   ===========  ============

PER COMMON SHARE DATA:
  Income before extraordinary item         $        .99 $    1.09   $      1.19  $       0.09
                                           ============ =========   ===========  ============
  Net income (loss)                        $        .99 $    1.01   $      1.13  $      (0.27)
                                           ============ =========   ===========  ============
  Dividends                                $       1.80 $    1.72   $      1.60  $       0.19
                                           ============ =========   ===========  ============
Weighted average common shares outstanding
  (in thousands)                                 13,932    13,869        11,942        10,862
                                           ============ =========   ===========  ============

OTHER DATA:
Cash flow provided by (used in):
  Operating activities                     $    31,060  $   28,881  $     34,481 $         139 $     10,680  $     8,340
  Investing activities                     $   (75,771) $  (94,151) $   (113,567)$      (2,013)$        780  $       119
  Financing activities                     $    43,149  $   66,247  $     49,651 $      30,242 $     (8,523) $    (8,459)
Funds From Operations (a)                  $    28,915  $   27,253  $     22,316 $       2,219 $      8,149  $     9,592
Earnings before interest, depreciation
  and amortization (b)                     $    46,929  $   41,270  $     30,667 $       3,027 $     19,583  $    22,823
Total properties (at end of period)                 84          78            66            45           45           45
CORE PORTFOLIO:
Total multifamily suites (at end of period)     15,838      14,501        12,093         8,704        8,704        8,704
Average monthly rental revenue per
  multifamily suite                        $       581  $      564  $        529 $         518 $        519  $       519
Economic Occupancy (d)                            95.5%       95.7%         95.2%         94.3%        94.1%        93.9%

                                                                                                        Associated
                                                                                                          Estates
                                                                                                           Group
                                                                                                          ("AEG"-
                                                                                                        Predecessor)
                                                1996            1995           1994            1993         1992
                                           --------------  -------------- --------------  -------------------------
BALANCE SHEET DATA AT DECEMBER 31:
Real estate, before accumulated depreciation  $ 513,966       $ 433,965      $312,716       $161,838     $ 155,875
Real estate, after accumulated depreciation     401,864         336,663       227,303         84,201        83,433
  Total assets                                  417,746         351,710       240,309        129,705       106,321
Total debt (c)                                  217,813         171,234       105,113         60,389       144,392
Total shareholders' equity                      158,016         139,170        94,897         45,079       (65,160)

(a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be an appropriate measure of the performance of an equity REIT. For periods ended prior to January 1, 1996, FFO was defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Adjustments for all periods, as applicable, consisted only of depreciation and amortization and extraordinary items. In March 1995, the NAREIT modified the definition of FFO, among other things, to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The modified definition of FFO became effective for periods ended after December 31, 1995. FFO presented herein (whether defined under the old or modified NAREIT definition) is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition.

(b) Includes earnings before interest, depreciation and amortization from joint ventures calculated on the same basis. Income before interest, depreciation and amortization does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(c) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $17,969, $18,164, $18,342 and $19,105 at December 31, 1996, 1995, 1994 and 1993,
         respectively.

(d) Economic Occupancy is calculated as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all suites.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

       The information required on Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference to pages 18 through 24 of the Company's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

       The information required on Financial Statements and Supplementary Data is incorporated by reference to pages 25 through 43 of the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------------------------------------------------------------------------------
DISCLOSURE.
-----------

       None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8,1997, is incorporated by reference in this Annual Report on Form 10-K.

       The Executive Officers of the Company as of March 1, 1997 are:

                  Name               Age                 Position with the Company
           -------------------       ---       --------------------------------------------
           Jeffrey I. Friedman        45       Chairman of the Board, President, Chief
                                                 Executive Officer and Director
           Dennis W. Bikun            40       Chief Financial Officer and Treasurer
           Martin A. Fishman          55       Vice President -  General Counsel and Secretary
           Thomas G. Selby            41       Vice President of Operations
           Jerome Spevack             65       Executive Vice President and Director

       Jeffrey I. Friedman has been Chairman of the Board, President and Chief Executive Officer of the Company since its organization. Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

       Dennis W. Bikun has been Chief Financial Officer of the Company since its organization. Mr. Bikun joined AEG in 1983 as Director of Information Management Services of Associated Estates Corporation. From 1985 to 1991 he was a Vice President of Associated Estates Corporation, and was the Chief Financial Officer of Associated Estates Corporation from 1991 until the formation of the Company. Mr. Bikun is a Certified Public Accountant.

       Martin A. Fishman has been Vice President - General Counsel of the Company since its organization. Mr. Fishman joined AEG in 1986 as Vice President
- General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

       Thomas G. Selby joined the Company in 1996 as Vice President of Operations. Prior to joining the Company, Mr. Selby served as Managing Director of Asset Management from 1994 to 1996 for The Balcor Company, a national real estate company. Previously, he served as Senior Vice President for Balcor Property Management from 1986 to 1994.

       Jerome Spevack has been Executive Vice President and a Director of the Company since its organization. Mr. Spevack joined AEG in 1967 and has held various positions within the organization, including Executive Vice President of Associated Estates Corporation since 1979 and President of A.E.C. Management Company, also an AEG company, since 1987. Mr. Spevack is a Certified Property Manager.

       In addition to the executive officers named in the table above, the following persons hold positions in senior management with the Company as indicated:

       Barbara E. Hasenstab joined the Company in 1996 as Director of Investor Relations. Prior to joining the Company, Ms. Hasenstab was responsible for investor relations for Caliber System, Inc., a Fortune 500 transportation and logistics company. Ms. Hasenstab has 18 years of experience in investor relations and is 43 years old.

       Terrence P. Keenan joined the Company in 1995 as Director of Construction and Development. Prior to joining the Company, Mr. Keenan was the Project Manager for the Richard Jacobs Group. Mr. Keenan has 16 years of experience in the construction of real estate properties and is 38 years old.

       Steven E. Lee joined the Company in 1997 as a Regional Director of Operations and has been involved in multifamily property management for 14 years. Mr. Lee has supervisory responsibility for properties in Michigan and northern Ohio, as well as the Company's two properties in Indianapolis, Indiana and Pittsburgh, Pennsylvania. Mr. Lee is a Certified Property Manager and is 41 years old.

       Jeffrey Lustic joined AEG in 1980 and is currently the Company's Director of Budgets, having responsibility for coordinating and monitoring the annual operating budgets for the Properties. Mr. Lustic is 40 years old.

       John W. McGinty joined AEG in 1990 and is currently the Director of Financial Reporting, having overall responsibility for all aspects of financial reporting. Mr. McGinty is a Certified Public Accountant and is 39 years old.

       Richard Q. Mansfield joined the Company in 1995 as a Regional Director of Operations and has been involved in multifamily property management for 20 years. Mr. Mansfield has supervisory responsibility for properties in northeast Ohio and is 41 years old.

       Terrence J. O'Driscoll joined AEG in 1988 and is currently the Company's Director of Financial Development. Mr. O'Driscoll is a Certified Public Accountant and is 40 years old.

       James G. Owen joined AEG in 1986 and is currently the Company's Director of Operations, with supervisory responsibility for regional operations in northern and central Ohio and the government-subsidized properties. Mr. Owen is a Certified Property Manager and is 42 years old.

       Ron V. Pathak joined the Company in 1995 as a Regional Director of Operations to continue a 14 year career in multifamily property management and presently has supervisory responsibilities for properties in northern Ohio. Mr. Pathak is a Certified Property Manager and is 43 years old.

       Jennifer C. Reynolds joined the Company in 1996 as a Regional Director of Operations and has been involved in property management for 12 years. Ms. Reynolds has supervisory responsibility for properties in central Ohio. Ms. Reynolds is a Certified Property Manager and is 44 years old.

       Lita L. Weiss joined AEG in 1987 as Associate Counsel. Ms. Weiss has been practicing law for 19 years with an emphasis in employment, housing, regulatory and premises security law. Ms. Weiss is 64 years old.

       Nan R. Zieleniec joined AEG in 1990 and is currently the Director of Human Resources, having responsibility for all areas of human resource planning and administration. Ms. Zieleniec is 38 years old.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

       The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1997, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

       The information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1997, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

       The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1997, is incorporated by reference in this Annual Report on Form 10-K.

                                    GLOSSARY

       Unless the context otherwise requires, the following capitalized terms shall have the meanings set forth below for the purposes of this Form 10-K.

       "AEG" means the Associated Estates Group, which includes (i) various general partnerships, limited partnerships and corporations which sold interests in 45 multi-family properties to the Company, (ii) Associated Estates Corporation, (iii) A.E.C. Management Company, (iv) Estates Mortgage Company, (v) Associated Health Care Management, Inc., (vi) Merit Management Corporation,
(vii) Merit Painting Services, Inc. and (viii) The Children's Computer Co.

       "Central Ohio" means the area comprising the following Ohio counties:
Franklin, Fairfield, Licking, Madison, Muskingum, Pickaway and Warren.

       "Central Ohio Properties" means multifamily Properties acquired by the Company located in Central Ohio.

       "Code" means the Internal Revenue Code of 1986, as amended from time to time.

       "Common Shares" means the Common Shares, without par value, of the Company.

       "Company" means Associated Estates Realty Corporation, an Ohio corporation, including, where the context requires, its subsidiaries and the Service Companies.

       "Congregate Care Facility" means a residential apartment community for elderly persons that provides services to its residents which may include prepared meals, housekeeping and laundry service and a variety of recreational and educational activities.

       "Contract Rent" means monthly rental amounts, as determined by HUD, for each Contract Suite payable pursuant to a HAP Contract.

       "Contract Suite" means a suite contained in a Government-Assisted Property for which the owner of such property receives rent subsidies from HUD pursuant to a HAP Contract.

       "Market-rate Properties" means multifamily Properties which are operated as conventional multifamily residential apartments, the operations of which are not subject to regulation by HUD.

       "Distributable Cash Flow" means Funds From Operations less scheduled mortgage debt amortization payments and provisions for ongoing capitalized improvements to the Properties.

       "Economic Occupancy" means the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all suites.

       "Economic Vacancies" means the dollar amount of rent lost due to suites not being leased determined at the Potential Suite Rent of each vacant suite.

       "Eligible Resident" means a family or individual whose income, as determined in accordance with HUD regulations, does not exceed income limits promulgated by HUD for the housing market area and which meets certain other conditions specified in the regulations.

       "Funds From Operations" or "FFO" means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property and extraordinary and nonrecurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

       "Government-Assisted Properties" means multifamily Properties, the rents of which are subsidized and certain aspects of the operations of which are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937.

       "HAP Contract" means the agreement between HUD and the owner of a Government-Assisted Property which provides for rent subsidies to be paid by HUD to such owner and obligates such owner to comply with certain HUD regulations governing certain aspects of its operations of such Government-Assisted Properties.

       "HAP Payment" means a housing assistance payment the owner of a Government-Assisted Property receives from HUD pursuant to a HAP Contract.

       "HUD" means the United States Department of Housing and Urban
Development.

       "IPO" means initial public offering. The Company completed an initial public offering of 7,250,000 common shares in November 1993, the proceeds of which were used to acquire the various businesses from AEG.

       "Michigan Properties" means multifamily Properties acquired by the Company located in Michigan.

       "National Housing Act" means the National Housing Act, as amended from time to time.

       "Northern Ohio" means the area comprising the following Ohio counties:
Cuyahoga, Geauga, Lake, Lorain, Lucas, Medina, Portage and Summit.

       "Northern Ohio Properties" means multifamily Properties acquired by the Company located in Northern Ohio.

       "Perpetual Preferred Shares" means the 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares.

       "Physical Occupancy" means the total number of suites less the number of unoccupied suites divided by the total number of suites expressed as a percentage.

       "Potential Suite Rent" means the rent at which a suite is expected to be leased based on its market value.

       "Property"  means a multifamily residential rental apartment facility.

       "Properties" means, collectively, the Northern Ohio Properties (including approximately 63,000 square feet of commercial space contained in a mixed-use multifamily Property and other commercial space ancillary to certain of the multifamily Properties), the Central Ohio Properties, the Michigan Properties, the Western Pennsylvania Property, the Indianapolis, Indiana Property and seven tracts of primarily undeveloped land owned by the Company.

       "Regulatory Agreement" means an agreement between HUD and the owner of a property, the mortgage indebtedness of which is insured by HUD, pursuant to which certain aspects of the operations of such property are regulated.

       "REIT" means a real estate investment trust as defined pursuant to Sections 856 through 860 of the Code; a type of corporate ownership of real estate in which income is taxed only at the level of the individual shareholders.

       "Service Companies" means Associated Estates Management Company, Merit Management Corporation, Merit Painting Services, Inc., Estates Mortgage Company and Children's Computer Company. These are management and service companies in which Associated Estates Realty Corporation owns substantially all of the economic interests in order to provide the Company with as much of the economic benefits of such corporations' operations as possible while furthering the Company's current intention of complying with the Code requirements for qualification as a REIT.

       "Suite"  means an apartment unit in a multifamily Property.

       "Total Market Capitalization" means the aggregate market value of the Company's outstanding Common and Perpetual Preferred Shares and total long-term debt of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)      The following documents are filed as part of this Report.

         1. FINANCIAL STATEMENTS: The following Consolidated Financial Statements of Associated Estates Realty Corporation and Report of Independent Accountants are incorporated by reference to pages 25 through 43 of the Registrant's 1996 Annual Report to
                  Shareholders:

                           Report of Independent Accountants - Associated Estates Realty Corporation.

                           Consolidated Balance Sheets as of December 31, 1996 and 1995.

                           Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                           Notes to Financial Statements.

         2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule of Associated Estates Realty Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

                           Schedule                                             Page
                           --------                                             ----
                              III     Real Estate and Accumulated Depreciation.  S-1

                         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(b)      Reports on Form 8-K for the quarter ended December 31, 1996.

         None

(c) EXHIBITS: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

                                                                                        FILED HEREWITH OR
                                                                                           INCORPORATED
                                                                                             HEREIN BY
      NUMBER                                    TITLE                                       REFERENCE
---------------     ------------------------------------------------------------      ---------------------
       3.1          Second Amended and Restated Articles of Incorporation of the      Exhibit 3.1 to Form
                    Company                                                           S-11 filed June 30,
                                                                                      1994 (File No. 33-
                                                                                      80950 as amended)

       3.2          Code of Regulations of the Company                                Exhibit 3.2 to Form
                                                                                      S-11 filed June 30,
                                                                                      1994 (File No. 33-
                                                                                      80950 as amended).

      4.1           Specimen Stock Certificate                                        Exhibit 3.1 to Form S-
                                                                                      11 filed September 2,
                                                                                      1993 (File No. 33-
                                                                                      68276 as amended).

      4.2           Form of Indemnification Agreement                                 Exhibit 4.2 to Form S-
                                                                                      11 filed September 2,
                                                                                      1993 (File No. 33-
                                                                                      68276 as amended).

      4.3           Promissory Note dated October 23, 1991 from Triangle              Exhibit 4.3 to Form S-
                    Properties Limited Partnership, et. al., in favor of PFL          11 filed September 2,
                    Life Insurance Company; Open End Mortgage from Triangle           1993 (File No. 33-
                    Properties Limited Partnership I, et. al., in favor of PFL        68276 as amended).
                    Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request)

      4.4           Promissory Note dated February 28, 1994 in the amount of $25      Exhibit 4.4 to Form
                    million. Open-End Mortgage Deed and Security Agreement from       10-K filed March 31,
                    AERC to National City Bank (Westchester Townhouse); Open-End      1993.
                    Mortgage Deed and Security Agreement from AERC to National
                    City Bank (Bay Club); Open-End Mortgage Deed and Security
                    Agreement from Winchester II Apartments, Inc. to National City
                    Bank (Winchester II Apartments); and Open-End Mortgage Deed
                    and Security Agreement from Portage Towers Apartments, Inc.
                    to National City Bank (Portage Towers Apartments).

      4.6           Indenture dated as of March 31, 1995 between Associated           Exhibit 4.6 to Form
                    Estates Realty Corporation and National City Bank.                10-Q filed May 11,
                                                                                      1995.

      4.7           $75 Million 8 3/8% Senior Note due April 15, 2000                 Exhibit 4.7 to Form
                                                                                      10-Q filed May 11,
                                                                                      1995.

      4.8           Revolving Credit Facility - Second Amended and Restated           Exhibit 4.8 to Form
                    Credit Agreement dated September 26, 1995, by and among the       10-Q filed November
                    Company, as Borrower, and National City Bank, as Agent, and       11, 1995
                    the Banks identified therein.

      4.8a          Fourth Amendment to Revolving Credit Facility dated March 8,      Exhibit 4.1 to Form
                    1996, by and among the Company, as Borrower, and National         10-Q filed May 13,
                    City Bank, as Agent, and the banks identified therein.            1996.

      4.8b          Fifth Amendment to Credit Agreement dated November 27, 1996,      Exhibit 4.8b filed
                    by and among the Company, as Borrower, the banks and lending      herewith.
                    institutions, as Banks, and National City Bank, as Agent.

      4.9           Form of Medium-Term Note-Fixed Rate-Senior Security.              Exhibit 4(i) to Form S-
                                                                                      3 filed December 7,
                                                                                      1995 (File No.
                                                                                      33-80169) as
                                                                                      amended.

      4.10          Form of Preferred Share Certificate.                              Exhibit 4.1 to Form 8-
                                                                                      K filed July 12, 1995.


                                       21





                                                                                    FILED HEREWITH OR
                                                                                      INCORPORATED
                                                                                        HEREIN BY
      NUMBER                                    TITLE                                   REFERENCE
---------------     ------------------------------------------------------------  ---------------------
      4.11          Form of Deposit Agreement and Depositary Receipt.             Exhibit 4.2 to Form 8-
                                                                                  K filed July 12, 1995.

      4.12          Ten Million Dollar 7.10% Senior Notes Due 2002                Exhibit 4.12 to Form
                                                                                  10-K filed March 28,
                                                                                  1996.

      10            Associated Estates Realty Corporation Directors' Deferred     Exhibit 10 to Form
                    Compensation Plan                                             10-Q filed November

                                                                                  14, 1996

      10.1          Registration Rights Agreement among the Company and certain   Exhibit 10.1 to Form
                    holders of the Company's Common Shares                        S-11 filed September
                                                                                  2, 1993 (File No. 33-
                                                                                  68276 as amended).

      10.2          Stock Option Plan                                             Exhibit 10.2 to Form
                                                                                  S-11 filed September
                                                                                  2, 1993 (File No. 33-
                                                                                  68276 as amended).

      10.3          Amended and Restated Employment Agreement between the         Exhibit 10.1 to Form
                    Company and Jeffrey I. Friedman                               10-Q filed May 13,

                                                                                  1996.

      10.4          Equity-Based Incentive Compensation Plan                      Exhibit 10.4 to Form
                                                                                  10-K filed March 29,
                                                                                  1995.

      10.5          Long-Term Incentive Compensation Plan                         Exhibit 10.5 to Form
                                                                                  10-K filed March 29,
                                                                                  1995.

      10.6          Lease Agreement dated November 29, 1990 between Royal         Exhibit 10.6 to Form
                    American Management Corporation and Airport Partners          10-K filed March 29,
                    Limited Partnership.                                          1995.

      10.7          Sublease dated February 28, 1994 between the Company as       Exhibit 10.7 to Form
                    Sublessee, and Progressive Casualty Insurance Company, as     10-K filed March 29,
                    Sublessor.                                                    1995.

      10.8          Assignment and Assumption Agreement dated May 17, 1994        Exhibit 10.8 to Form
                    between the Company, as Assignee, and Airport Partners        10-K filed March 29,
                    Limited Partnership, as Assignor.                             1995.

      10.9          Form of Restricted Share Agreement dated December 6, 1995 by  Exhibit 10.9 to Form
                    and between the Company and William A. Foley, Gerald C.       10-K filed March 28,
                    McDonough, Frank E. Mosier and Richard T. Schwarz.            1996.

      10.14         Share Option Agreement dated November 18, 1993 by and between Exhibit 10.14 to Form the Company and William A. Foley, Gerald C. McDonough, Frank  10-K filed March 30,
                    E. Mosier and Richard T. Schwarz.                             1993.

      13.1          The following portions of the 1996 Annual Report:             Exhibit 13.1 filed
                    Management's Discussion and Analysis, Report of Independent   herewith.
                    Accountants, Financial Statements, Notes to Financial
                    Statements and Shareholder Information. Except for these
                    portions of the Annual Report expressly incorporated by
                    reference, the report is not deemed to be filed as part of this Form 10-K.

      21.1          List of Subsidiaries                                          Exhibit 21.1 filed
                                                                                  herewith.

      23.1          Consent of Independent Accountants                            Exhibit 23.1 filed
                                                                                  herewith.


                                       22





                                                                                    FILED HEREWITH OR
                                                                                      INCORPORATED
                                                                                        HEREIN BY
      NUMBER                                    TITLE                                   REFERENCE
---------------     ------------------------------------------------------------  ---------------------
       27           Financial Data Schedule                                       Exhibit 27 filed
                                                                                  herewith.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                               ASSOCIATED ESTATES REALTY CORPORATION

                               By   /s/ Jeffrey I. Friedman
                                  ---------------------------------------------
                                    Jeffrey I. Friedman, Chairman of the Board,
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.


                    Signature                                           Title                            Date
------------------------------------------------- --------------------------------------           --------------

/s/ Jeffrey I. Friedman                           Chairman of the Board, President,                March 26, 1997
------------------------------------------------- Chief Executive Officer and Director             --------------
Jeffrey I. Friedman                               (Principal Executive Officer)0

/s/ Dennis W. Bikun                               Chief Financial Officer (Principal               March 26, 1997
------------------------------------------------- Financial Officer and Principal                  --------------
Dennis W. Bikun                                   Accounting Officer)

/s/ Albert T. Adams                               Director                                         March 26, 1997
-------------------------------------------------                                                  --------------
Albert T. Adams

/s/  Gerald C. McDonough                          Director                                         March 26, 1997
-------------------------------------------------                                                  --------------
Gerald C. McDonough

/s/  Mark L. Milstein                             Director                                         March 26, 1997
-------------------------------------------------                                                  --------------
Mark L. Milstein

/s/ Frank E. Mosier                               Director                                         March 26, 1997
-------------------------------------------------                                                  --------------
Frank E. Mosier

/s/  Richard T. Schwarz                           Director                                         March 26, 1997
-------------------------------------------------                                                  --------------
Richard T. Schwarz

/s/  Jerome Spevack                               Director                                         March 26, 1997
-------------------------------------------------                                                  --------------
Jerome Spevack


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
        -----------------------------------------------------------------

To the Board of Directors
 of Associated Estates Realty Corporation

         Our audits of the consolidated financial statements referred to in our report dated February 19, 1997 appearing on page 25 of the 1996 "Annual Report to Shareholders" of Associated Estates Realty Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Cleveland, Ohio
February 19, 1997

                                                                                                     SCHEDULE III - Continued
                                              ASSOCIATED ESTATES REALTY CORPORATIOn
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1996

                                         INITIAL COST                                    HISTORICAL COST
                                        ------------------------------------------------------------------------------------------


                          ENCUMBRANCES              BUILDINGS &  IMPROVEMENTS            BUILDINGS &              ACCUMULATED
         PROPERTY             (1)           LAND   IMPROVEMENTS      (2)        LAND    IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL MULTIFAMILY
  PROPERTIES NORTHERN OHIO
Bay Club                    $     -     $  129,295  $3,621,553     $47,201    $129,295   $3,668,754   3,798,049     $962,140
Cloisters                   6,132,545      646,512   6,046,443           -     646,512    6,046,443   6,692,955      264,416
Colonade Elyria                   -        181,353     886,818         424     181,353      887,242   1,068,595      505,726
Colonnade West                    -        180,264   1,114,901     681,816     277,146    1,699,835   1,976,981    1,233,841
Cultural Gardens                  -         84,377   1,417,195      79,135      84,377    1,496,330   1,580,707    1,441,235
Edgewater Landing                 -        417,639   4,518,082     165,413     417,639    4,683,495   5,101,134      433,667
Ellet                             -              -   2,174,674     136,088           -    2,310,762   2,310,762    1,400,078
Gates Mills Club                  -         65,441   3,110,746     311,114      66,845    3,420,456   3,487,301    2,467,197
Gates Mills III             6,893,880      277,898   7,387,584     224,330     277,898    7,611,914   7,889,812    5,963,457
Hillwood I                        -              -   1,449,483     148,019           -    1,597,502   1,597,502    1,278,187
Holly Park                        -        497,500   6,947,935      17,946     497,500    6,965,881   7,463,381    1,669,830
Huntington Hills                  -        360,799   3,181,028           -     360,799    3,181,028   3,541,827    2,014,650
Jennings                          -        205,100   1,665,155      11,893     205,100    1,677,048   1,882,148      844,134
Kensington Village          4,101,233      887,632   4,945,582           -     887,632    4,945,582   5,833,214      215,355
Mallard's Crossing          4,702,195      941,070   8,499,250           -     941,070    8,499,250   9,440,320      570,688
Memphis Manor                     -        128,948     852,270     100,701     128,948      952,971   1,081,919      887,585
Park Place                        -        145,000   1,447,097     262,807     161,077    1,693,827   1,854,904    1,491,861
Pinecrest                         -        302,150   2,156,000           -     302,150    2,156,000   2,458,150      664,768
Portage Towers                    -        388,353   5,609,249   2,168,397     524,150    7,641,849   8,165,999    5,087,870
Puritas Place                     -        204,412   2,697,720     327,407     204,412    3,025,127   3,229,539    1,496,069
Rainbow Terrace             1,935,123      256,000   8,194,477     660,415     256,000    8,854,892   9,110,892    7,622,747
Riverview Towers                  -              -   2,300,004     153,213           -    2,453,217   2,453,217    1,425,192
Shaker Park Gardens         2,985,837      276,787   3,012,464       5,253     276,787    3,017,717   3,294,504    2,933,073
Somerset West               7,708,269      389,527   9,004,652       5,200     389,527    9,009,852   9,399,379    4,735,412
State Road                        -              -   1,184,542      59,464           -    1,244,006   1,244,006      913,774
Statesman II                      -        222,657   1,632,507      22,089     222,657    1,654,596   1,877,253    1,636,811
Sutliff II                        -              -   3,276,512     169,572           -    3,446,084   3,446,084    2,711,447
Tallmadge Acres                   -        235,559   4,643,644     775,265     269,869    5,384,599   5,654,468    3,595,207
The Oaks                    1,938,157      170,000   2,241,624      25,047     170,000    2,266,671   2,436,671      868,359
The Triangle               17,003,915            -  20,578,668   1,321,115           -   21,899,783  21,899,783    5,930,020
Timbers                           -        208,636   1,784,832      23,759     208,636    1,808,591   2,017,227      566,498
Timbers II                        -        191,475   2,271,715      61,219     191,475    2,332,934   2,524,409      682,291
Treetops                    5,797,820    1,189,861   6,558,356           -   1,189,861    6,558,356   7,748,217      285,858
Twinsburg                         -              -   2,833,574     310,484           -    3,144,058   3,144,058    1,752,635
Vantage Villa                     -        565,952   4,586,084           -     565,952    4,586,084   5,152,036      178,489
Villa Moderne                     -         96,584     746,332      65,435     102,564      805,787     908,351      753,882
Village Towers                    -              -   2,442,343     164,584           -    2,606,927   2,606,927    1,513,757
Washington Manor                  -        108,035     602,676         425     108,035      603,101     711,136      345,335
West High                         -              -   2,714,785      67,093           -    2,781,878   2,781,878    2,726,414
West Park Plaza                            127,890     820,402      36,018     127,890      856,420     984,310      834,009
Westchester Townhouses           -         693,300   5,685,526      26,625     693,300    5,712,151   6,405,451    1,985,652
Westlake Investment              -          35,685     323,834     739,102      35,685    1,062,936   1,098,621      811,390
Williamsburg at
 Greenwood Village                -         843,642  12,929,692      32,604     843,642  12,962,29   13,805,93     1,239,495


                       INITIAL COST             HISTORICAL COST
                      ---------------------------------------------------
                             TOTAL COST,
                                NET OF     DEPRECIABLE    DATE OF
                             ACCUMULATED      LIVES    CONSTRUCTION/
         PROPERTY           DEPRECIATION      YEARS     ACQUISITION
-------------------------------------------------------------------------
RESIDENTIAL MULTIFAMILY
  PROPERTIES NORTHERN OHIO
Bay Club                      $2,835,909     10-30    December, 1990
Cloisters                      6,428,539      5-30    September, 1995
Colonade Elyria                  562,869     10-30    July, 1994
Colonnade West                   743,140     10-30    July, 1964
Cultural Gardens                 139,472     10-30    April, 1966
Edgewater Landing              4,667,467      5-30    April, 1994
Ellet                            910,684        30    January, 1978
Gates Mills Club               1,020,104      5-30    December, 1980
Gates Mills III                1,926,355      6-40    December, 1978
Hillwood I                       319,315     14-30    June, 1976
Holly Park                     5,793,551     10-30    September, 1990
Huntington Hills               1,527,177        30    October, 1982
Jennings                       1,038,014     10-30    November, 1981
Kensington Village             5,617,859      5-30    September, 1995
Mallard's Crossing             8,869,632      5-30    February, 1995
Memphis Manor                    194,334      5-30    December, 1966
Park Place                       363,043      5-30    October, 1966
Pinecrest                      1,793,382      7-30    September, 1987
Portage Towers                 3,078,129      6-40    May, 1973
Puritas Place                  1,733,470      5-30    October, 1981
Rainbow Terrace                1,488,145      3-30    September, 1981
Riverview Towers               1,028,025        30    October, 1979
Shaker Park Gardens              361,431     15-17    May, 1964
Somerset West                  4,663,967      5-30    March, 1982
State Road                       330,232     14-30    September, 1977
Statesman II                     240,442        13    May, 1987
Sutliff II                       734,637      5-30    December, 1979
Tallmadge Acres                2,059,261      6-40    June, 1981
The Oaks                       1,568,312      7-30    June, 1985
The Triangle                  15,969,763      5-30    March, 1989
Timbers                        1,450,729      7-30    September, 1987
Timbers II                     1,842,118      5-30    September, 1989
Treetops                       7,462,359      5-30    September, 1995
Twinsburg                      1,391,423     10-30    July, 1979
Vantage Villa                  4,973,547      5-30    October, 1995
Villa Moderne                    154,469     15-30    October, 1963
Village Towers                 1,093,170        30    October, 1979
Washington Manor                 365,801     10-30    July, 1994
West High                         55,464      5-15    December, 1981
West Park Plaza                  150,301      5-30    April, 1964
Westchester Townhouses         4,419,799      7-30    November, 1989
Westlake Investment              287,231     15-30    October, 1985
Williamsburg at
 Greenwood Village            12,566,443      5-30    February, 1994

                                                                                               SCHEDULE III -  Continued
                                              ASSOCIATED ESTATES REALTY CORPORATIOn
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1996

                                         INITIAL COST                                    HISTORICAL COST
                                        ------------------------------------------------------------------------------------------


                          ENCUMBRANCES            BUILDINGS &  IMPROVEMENTS              BUILDINGS &              ACCUMULATED
         PROPERTY             (1)         LAND   IMPROVEMENTS      (2)          LAND    IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------------------------------------------------------------------------------------------------
Winchester (3)             4,453,316     299,660   5,133,088     1,020,871     344,355    6,109,264    6,453,619    4,969,919
Winchester II                      -     352,200   8,295,653       262,197     372,877    8,537,173    8,910,050    6,336,268

CENTRAL OHIO

Arrowhead Station                  -     477,838   4,217,039             -     477,838    4,217,039    4,694,877      262,397
Bedford Commons                    -     928,921   5,963,753         2,720     928,921    5,966,473    6,895,394      397,945
Bentley Station                    -     516,215   3,094,063         4,857     516,215    3,098,920    3,615,135      242,991
Bolton Estates                     -     707,601   5,124,052         1,794     707,601    5,125,846    5,833,447      416,269
Bradford at Easton                       426,773   3,233,748                   426,773    3,233,748    3,660,521       15,255
Residence at Christopher Wren      -   1,560,355  13,753,580         2,418   1,560,355   13,755,998   15,316,353    1,283,500
Colony Bay East                    -     714,150   4,952,909        20,478     714,150    4,973,387    5,687,537      280,399
Heathermoor                        -   1,796,346   9,087,316         2,563   1,796,346    9,089,879   10,886,225      718,506
Kensington Grove                   -     533,117   4,600,057             -     533,117    4,600,057    5,133,174      223,184
Lake Forest                        -     840,155   6,134,704         7,105     840,155    6,141,809    6,981,964      497,076
Muirwood Village at Bennell        -     675,296   4,014,709         1,281     675,296    4,015,990    4,691,286      379,294
Muirwood Village at Gemstar        -     114,540     642,256           220     114,540      642,476      757,016       60,607
Muirwood Village at London         -     205,097   3,728,615         2,471     205,097    3,731,086    3,936,183      351,797
Muirwood Village at Mt. Sterling   -     152,812   1,475,391           439     152,812    1,475,830    1,628,642      140,128
Muirwood Village at Zanesville     -     368,530   4,820,330     2,822,964     368,530    7,643,294    8,011,824      605,233
Pendleton Lakes                    -     797,609   4,932,928        54,400     797,609    4,987,328    5,784,937      390,953
Perimeter Lakes                    -   1,268,762   8,737,593             -   1,268,762    8,737,593   10,006,355       79,714
The Residence at Newark            -     323,159   2,807,885     1,331,872     323,159    4,139,757    4,462,916      379,697
Sheffield at Sylvan                -     347,590   3,110,650     1,774,059     526,332    4,705,967    5,232,299      368,871
Sterling Park                      -     645,538   3,919,325         1,172     645,538    3,920,497    4,566,035      308,854
Residence at Turnberry             -     868,868  11,596,329         4,376     868,868   11,600,705   12,469,573    1,078,385
Wyndemere                          -     602,128   2,782,217     1,502,475     602,128    4,284,692    4,886,820      283,075
The Residence at Washington        -     289,960   2,588,283             -     289,960    2,588,283    2,878,243       78,431

MICHIGAN

Arbor Landings                     -   1,032,000   7,565,586        13,157   1,032,000    7,578,743    8,610,743      493,703
Aspen Lakes Apartments     3,021,750     339,696   5,643,387             -     339,696    5,643,387    5,983,083       57,178
Central Park Place                 -   1,013,474   7,362,973        35,895   1,013,474    7,398,868    8,412,342      492,659
Country Place Apartments   2,350,213     767,864   4,181,210             -     767,864    4,181,210    4,949,074      216,594
Georgetown Park Apartments         -   1,778,286  10,640,423     5,398,467   1,778,286   16,038,890   17,817,176      862,638
Oaks and Woods at Hampton          -   3,025,954  27,226,016             -   3,025,954   27,226,016   30,251,970    1,270,461
The Landings at the Preserve       -     814,961   7,189,996             -     814,961    7,189,996    8,004,957      305,716
Spring Brook                       -     609,742   5,334,981             -     609,742    5,334,981    5,944,723       88,161
Summer Ridge                       -   1,250,919  11,199,772             -   1,250,919   11,199,772   12,450,691      276,999

PENNSYLVANIA
Chestnut Ridge                     -   2,145,735  19,226,161             -   2,145,735   19,226,161   21,371,896      531,582

LAND


                       INITIAL COST             HISTORICAL COST
                      ---------------------------------------------------
                             TOTAL COST,
                                NET OF     DEPRECIABLE    DATE OF
                             ACCUMULATED      LIVES    CONSTRUCTION/
         PROPERTY           DEPRECIATION      YEARS     ACQUISITION
-------------------------------------------------------------------------
Winchester (3)                    1,483,700      5-30    March, 1972
Winchester II                     2,573,782      6-40    March, 1979

CENTRAL OHIO

Arrowhead Station                 4,432,480      5-30    March,1995
Bedford Commons                   6,497,449      5-30    December, 1994
Bentley Station                   3,372,144      5-30    August, 1994
Bolton Estates                    5,417,178      5-30    July, 1994
Bradford at Easton                3,645,266              October, 1995
Residence at Christopher Wren    14,032,853      5-30    March, 1994
Colony Bay East                   5,407,138      5-30    February, 1995
Heathermoor                      10,167,719      5-30    August, 1994
Kensington Grove                  4,909,990      5-30    July, 1995
Lake Forest                       6,484,888      5-30    July, 1994
Muirwood Village at Bennell       4,311,992      5-30    March, 1994
Muirwood Village at Gemstar         696,409      5-30    March, 1994
Muirwood Village at London        3,584,386      5-30    March, 1994
Muirwood Village at Mt. Sterling  1,488,514      5-30    March, 1994
Muirwood Village at Zamesville    7,406,591      5-30    March, 1994
Pendleton Lakes                   5,393,984      5-30    March, 1994
Perimeter Lakes                   9,926,641
The Residence at Newark           4,083,219      5-30    March, 1994
Sheffield at Sylvan               4,863,428      5-30    March, 1994
Sterling Park                     4,257,181      5-30    August, 1994
Residence at Turnberry           11,391,188      5-30    March, 1994
Wyndemere                         4,603,745      5-30    September 1994
The Residence at Washington       2,799,812      5-30    February, 1996

MICHIGAN

Arbor Landings                    8,117,040      5-30    January, 1995
Aspen Lakes Apartments            5,925,905      5-30    September, 1996
Central Park Place                7,919,683      5-30    December, 1994
Country Place Apartments          4,732,480      5-30    June, 1995
Georgetown Park Apartments       16,954,538     10-30    December, 1994
Oaks and Woods at Hampton        28,981,509      5-30    August, 1995
The Landings at the Preserve      7,699,241      5-30    September, 1995
Spring Brook                      5,856,562         -
Summer Ridge                     12,173,692         -

PENNSYLVANIA

Chestnut Ridge                   20,840,314      5-30    March, 1996


LAND

                     ASSOCIATED ESTATES REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                        INITIAL COST                    HISTORICAL COST
                                       ------------------------------------------------------------------------------


                           ENCUMBRANCES            BUILDINGS &   IMPROVEMENTS               BUILDINGS &
       PROPERTY                 (1)       LAND    IMPROVEMENTS       (2)           LAND     IMPROVEMENTS          TOTAL
---------------------------------------------------------------------------------------------------------------------
   NORTHERN OHIO
Maysom                           -      2,739,630                  199,533     2,739,630     199,533         2,939,163
LAND HELD FOR DEVELOPMENT
  NORTHERN OHIO
Barrington                       -      2,357,169                     -        2,357,169        -            2,357,169
Westlake Investment              -        523,314                     -          523,314        -              523,314
Western Reserve Village          -        691,059                     -          691,059        -              691,059

CENTRAL OHIO
Bradford at Easton               -      1,606,677                     -         1,606,677        -           1,606,677
Muirwood Village at Mt.          -        100,168                     -           100,168        -             100,168
  Sterling

MICHIGAN
Arbor Landings - Phase II        -         649,507                     -          649,507        -             649,507
Aspen Lakes Apts.                          400,000                                400,000                      400,000
Georgetown Park Apartments       -         350,000                     -          350,000        -             350,000
                           ----------- -----------   ------------  ----------  ----------  ------------   ------------
                           $69,024,253 $49,664,708   $404,414,988  23,874,456  50,199,272   427,754,880    477,954,152
                           =========== ===========   ============
MANAGEMENT SERVICE
  COMPANIES                                                         3,887,132     721,119     3,166,013      3,887,132
                                                                   ----------  ----------  ------------   ------------
Land, Building &
  Improvements                                                     27,761,588  50,920,391   430,920,893    481,841,284
                                                                   ==========  ==========  ============
FURNITURE, FIXTURE                                                                                          20,286,700
  & EQUIPMENT                                                                                               11,838,491
Construction in progress                                                                                  ------------
                                                                                                          $513,966,475
                                                                                                          ============


                                        INITIAL COST                    HISTORICAL COST
                                       ------------------------------------------------------
                                              TOTAL COST,
                                                NET OF         DEPRECIABLE       DATE OF
                            ACCUMULATED      ACCUMULATED          LIVES        CONSTRUCTION/
       PROPERTY             DEPRECIATION     DEPRECIATION         YEARS         ACQUISITION
---------------------------------------------------------------------------------------------
   NORTHERN OHIO
Maysom                           -            2,939,163              -          June, 1988
LAND HELD FOR DEVELOPMENT
  NORTHERN OHIO
Barrington                       -            2,357,169               -         September, 1996
Westlake Investment              -              523,314               -         October, 1985
Western Reserve Village          -              691,059               -         August, 1996

CENTRAL OHIO
Bradford at Easton               -            1,606,677               -         October, 1995
Muirwood Village at Mt.          -              100,168               -         December, 1996
  Sterling

MICHIGAN
Arbor Landings - Phase II        -              649,507               -         August, 1995
Aspen Lakes Apts.                               400,000                         September, 1996
Georgetown Park Apartments       -              350,000               -         December, 1994
                          ------------     ------------
                           101,684,940      376,269,212
MANAGEMENT SERVICE
  COMPANIES                    350,225        3,536,907            10-30        November,1993
                          ------------     ------------
Land, Building &
  Improvements             102,035,165      379,806,119

FURNITURE, FIXTURE
  & EQUIPMENT               10,067,664       10,219,036
Construction in progress         -           11,838,491
                          ------------     ------------
                          $112,102,829     $401,863,646

(1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.
(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.
(3) Refer to Note 9 to the December 31, 1996 financial statements of Associated
    Estates Realty Corporation.

                      ASSOCIATED ESTATES REALTY CORPORATION                                               SCHEDULE III - Continued
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1996

                                    Initial Cost                                 Historical Cost
                                    ------------------------------------------------------------------------------------------------
                                                                                                                        Total Cost,
                                                                                                                          Net of
                    Encumbrances            Buildings &   Improvements           Buildings &            Accumulated    Accumulated
       Property          (1)        Land     Improvements      (2)        Land   Improvements   Total   Depreciation   Depreciation
------------------------------------------------------------------------------------------------------------------------------------
JOINT VENTURE PROPERTIES
INVESTMENTS IN WHICH
   AERC AS A 50% INTEREST
   RESIDENTIAL MULTIFAMILY PROPERTIES
   NORTHERN OHIO

College Towers                 -   $ 340,000   $3,351,247    $ 36,558   $ 340,000   $3,387,805  $3,727,805  $3,232,697   $ 495,108
Highland House                 -      54,053      209,903           -      54,053      209,903     263,956     209,903      54,053
Lakeshore Village      4,273,904     482,217    3,861,676           -     482,217    3,861,676   4,343,893   1,834,298   2,509,595
                       ---------   ---------   ----------    --------   ---------   ----------  ----------  ----------  ----------
                       4,273,904     876,270    7,422,826      36,558     876,270    7,459,384   8,335,654   5,276,898   3,058,756
                       ---------   ---------   ----------    --------   ---------   ----------  ----------  ----------  ----------
INVESTMENTS IN WHICH
   AERC AS A 33% INTEREST
   RESIDENTIAL MULTIFAMILY PROPERTIES
   NORTHERN OHIO

Americana             12,073,628     504,207    7,127,922     492,825     504,207    7,620,747   8,124,954   7,185,407     939,547
Euclid House           1,660,139     105,000    1,218,156       7,371     105,000    1,225,527   1,330,527   1,125,310     205,217
Gates Mills Towers    19,122,030           -   10,358,694   9,458,595   1,351,214   18,466,075  19,817,289  11,509,604   8,307,685
Watergate             14,639,618     499,849   13,538,629     603,762     499,849   14,142,391  14,642,240  12,291,278   2,350,962
                      ----------   ---------   ----------   ---------   ---------   ----------  ----------  ----------  ----------
                      47,495,415   1,109,056   32,243,401  10,562,553   2,460,270   41,454,740  43,915,010  32,111,599  11,803,411
                      ----------   ---------   ---------- -----------   ---------   ----------  ----------  ----------  ----------
                     $51,769,319  $1,985,326  $39,666,227 $10,599,111  $3,336,540  $48,914,124  52,250,664  37,388,497  14,862,167
                     ===========  ==========  =========== ===========  ==========  ===========  ==========  ==========  ==========

Other Furniture and                                                                              2,837,019   2,770,694      66,325
                                                                                                ---------- ----------- -----------
 Equipment                                                                                      55,087,683 $40,159,191 $14,928,492
                                                                                                ========== =========== ===========

                                         Depreciable    Date of
                                            Lives    Construction/
                                            Years     Acquisition
------------------------------------------------------------------------------------------------------------------------------------
JOINT VENTURE PROPERTIES
INVESTMENTS IN WHICH
   AERC AS A 50% INTEREST
   RESIDENTIAL MULTIFAMILY PROPERTIES
   NORTHERN OHIO

College Towers                                 7-30    January, 1969
Highland House                                 5-30    June, 1964
Lakeshore Village                              3-30    October, 1982


INVESTMENTS IN WHICH
   AERC AS A 33% INTEREST
   RESIDENTIAL MULTIFAMILY PROPERTIES
   NORTHERN OHIO

Americana                                      5-30    June, 1968
Euclid House                                   7-30    August 1969
Gates Mills Towers                            10-30    December, 1969
Watergate                                      5-30    July, 1971


(l) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

                      ASSOCIATED ESTATES REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

         The Aggregate Cost for Federal Income Tax purposes was approximately $500 million and $400 million at December 31, 1996 and 1995, respectively.

         The changes in Total Real Estate Assets for the years ended December 31, 1996 and 1995 are as follows:

                                             December 31,       December 31,
                                                 1996               1995
                                             ------------       ------------
Balance, beginning of period                 $433,964,558       $312,716,186
Disposal of fixed assets                         (130,924)             -
New acquisition properties                     61,376,510        110,081,513
Improvements                                   18,756,331         11,166,859
                                             ------------       ------------
Balance, end of period                       $513,966,475       $433,964,558
                                             ============       ============


         The changes in Accumulated Depreciation and Amortization for the years ended December 31, 1996 and 1995 are as follows:


                                             December 31,        December 31,
                                                 1996                1995
                                             -----------         -----------
Balance, beginning of period                 $ 97,301,859        $ 85,413,118
Disposal of fixed assets                         (126,024)             (3,226)
Depreciation for period                        14,926,994          11,891,967
                                             ------------        ------------
Balance, end of period                       $112,102,829        $ 97,301,859
                                             ============        ============



(i) In connection with the Offering, the Company paid cash to unrelated third parties to acquire their interests in the operations of the Company's predecessor-AEG. Accordingly, the cash paid is reflected as a purchase price adjustment.