Form 10-Q
period 1997-03-31
ASSOCIATED ESTATES REALTY CORP
filed 1997-05-14
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      Form 10-Q


            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                          OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                            Commission File Number 1-12486


                        Associated Estates Realty Corporation
                (Exact name of registrant as specified in its charter)





                                                    5025 Swetland Court,
               Ohio                34-1747603        Richmond Hts., Ohio    44143-1467
          (State or other       (I.R.S. Employer   (Address of principal    (Zip Code)
          jurisdiction of        Identification      executive offices)
         incorporation or            Number
           organization)


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

                  15,322,391 shares outstanding as of May 15, 1997.

                        ASSOCIATED ESTATES REALTY CORPORATION

                                        INDEX

   PART I  -  FINANCIAL INFORMATION                             Page

           Financial Statements

   ITEM 1


           Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996                               3

           Consolidated Statements of Operations for the
              three month period ended March 31, 1997
              and 1996                                            4

           Consolidated Statements of Cash Flows for the
              three month period ended March 31, 1997
              and 1996                                            5

           Notes to Financial Statements                          6


   ITEM 2  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      11


   PART II  -  OTHER INFORMATION


   ITEM 4  Submission of Matters to a Vote of
              Security-Holders                                   20


   ITEM 6  Exhibits and Reports on Form 8-K                      20


   SIGNATURES                                                    21

                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS



                                                      March 31,     December 31,
                                                         1997           1996
                                                     (Unaudited)
                        ASSETS
   Real estate assets:
    Land                                            $ 47,066,757   $ 44,241,900
    Buildings and improvements                       454,532,972    430,920,893
    Furniture and fixtures                            21,260,283     20,286,700
                                                     -----------    -----------
                                                     522,860,012    495,449,493
      Less:  accumulated depreciation               (116,268,919)  (112,102,829)
                                                    ------------   ------------
                                                     406,591,093    383,346,664
      Construction in progress (including land)       23,611,010     18,516,982
                                                     -----------    -----------
      Real estate, net                               430,202,103    401,863,646
   Cash and cash equivalents                             564,676      1,286,959
   Restricted cash and investments                     5,514,933      5,625,003
   Accounts and notes receivable:
    Rents                                              1,578,503      1,569,907
    Affiliates                                         5,128,128      1,784,297
   Deferred charges and prepaid expenses               6,386,027      5,616,394
                                                    ------------   ------------
                                                    $449,374,370   $417,746,206
                                                    ============   ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                     $ 68,689,452   $ 69,024,253
   Unsecured debt                                    185,404,607    148,788,707
                                                    ------------   ------------
      Total indebtedness                             254,094,059    217,812,960
   Accounts payable and accrued expenses              11,035,738     14,361,609
   Dividends payable                                   7,124,907      6,895,071
   Resident security deposits                          4,356,265      4,154,418
   Funds held for non-owned properties                 1,467,941      1,571,219
   Accrued interest                                    3,919,477      2,521,644
   Accumulated losses and distributions of equity
    investees in excess of investment and advances    12,646,045     12,413,087
                                                      ----------     ----------
      Total liabilities                              294,644,432    259,730,008
   Commitments and contingencies                               -              -
   Shareholders' equity:
    Preferred shares, Class A cumulative, without
      par value; 3,000,000 shares authorized;
      225,000 issued and outstanding                  56,250,000     56,250,000
    Common shares, without par value, $.10 stated
      value; 50,000,000 shares authorized;
      15,322,391 and 15,322,381 shares issued and
      outstanding at March 31, 1997 and December
      31, 1996, respectively                           1,532,239      1,532,238
     Paid-in capital                                  133,057,259    133,073,035
     Accumulated dividends in excess of net income    (36,109,560)   (32,839,075)
                                                      -----------    -----------
       Total shareholders' equity                     154,729,938    158,016,198
                                                      -----------    -----------
                                                     $449,374,370   $417,746,206

                                                     ============   ============

                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                     (UNAUDITED)


                                                 1997          1996
   Revenues
     Rental                                 $ 23,159,943  $   20,559,867
     Property management fees                    100,909          92,080
     Property management fees-affiliates         879,896         862,114
     Painting service                            122,432          73,776
     Painting service-affiliates                 386,012         207,502
     Other                                       149,149         128,993
                                              ----------      ----------
                                              24,798,341      21,924,332
   Expenses
     Property operating and maintenance        9,190,041       8,514,709
     Depreciation and amortization             4,328,837       3,549,955
     Painting services                           410,471         258,380
     General and administrative                1,539,797       1,292,325
     Interest expense                          4,061,829       3,500,282
                                              ----------      ----------
      Total expenses                          19,530,975      17,115,651
                                              ----------      ----------
     Income before equity in net loss of
      joint ventures                           5,267,366       4,808,681
     Equity in net loss of joint ventures        (41,839)        (17,504)
                                            ------------  --------------
     Net income                             $  5,225,527  $    4,791,177
                                            ============  ==============

     Net income applicable to common shares $  3,854,421  $    3,420,072
                                            ============  ==============
   Per common share:
     Net income                             $        .25  $          .25
                                            ============  ==============
     Dividends paid                         $       .465  $         .450
                                            ============  ==============
   Weighted average number of common
     shares outstanding                       15,322,386      13,872,381
                                            ============  ==============


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                     (UNAUDITED)





                                                       1997           1996

   Cash flow from operating activities:
    Net income                                     $  5,225,527   $  4,791,177
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Depreciation and amortization                   4,328,837      3,549,955
      Equity in net loss of joint ventures               41,839         17,504
      Earnings distributed from joint ventures           67,190         76,785
      Net change in - Accounts and notes
                        receivable                       (8,596)       141,628
                     - Accounts and notes
                        receivable-affiliates        (3,343,831)      (531,140)
                     - Accounts payable and
                        accrued expenses             (3,725,979)    (2,188,373)
                     - Other operating assets
                        and liabilities                 709,118      1,500,957
                     - Restricted cash                  110,070        202,945
                     - Funds held for non-owned
                        properties                     (103,278)    (2,446,912)
                                                     ----------     ----------
         Total adjustments                           (1,924,630)       323,349
                                                     ----------     -----------
      Net cash flow provided by operating
       activities                                     3,300,897      5,114,526
   Cash flow from investing activities:
    Acquisition of real estate (net of
      liabilities assumed)                          (31,560,293)   (26,248,388)
    Fixed asset additions                              (406,865)      (179,472)
    Distributions from joint ventures                   123,930         71,501
                                                    -----------    -----------
      Net cash flow used for investing activities   (31,843,228)   (26,356,359)
   Cash flow from financing activities:
    Principal payments on mortgage notes               (334,801)    (1,979,126)
    Proceeds from senior and medium-term notes       15,000,000      7,500,000
    Line of Credit borrowings                        64,900,000     54,800,000
    Line of Credit repayments                       (43,300,000)   (32,850,000)
    Deferred financing and offering costs              (179,212)      (256,676)
    Common share dividends paid                      (6,895,071)    (5,965,125)
    Preferred share dividends paid                   (1,371,106)    (1,371,105)
    Exercise of stock options                               238              0
                                                     ----------     ----------
      Net cash flow provided by financing
        activities                                   27,820,048     19,877,968
                                                     ----------     ----------
      (Decrease) increase in cash and cash             (722,283)    (1,363,865)
         equivalents
   Cash and cash equivalents, beginning of period     1,286,959      2,848,285
                                                   ------------   ------------
   Cash and cash equivalents, end of period        $    564,676   $  1,484,420
                                                   ============   ============

                                  The accompanying notes are an integral part
                                         of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS



          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties in the Great Lakes Region. At March 31, 1997, the Company owned or was a joint venture partner in 82 multifamily properties containing 16,300 suites. Additionally, the Company managed 40 non-owned properties, 32 of which were multifamily properties consisting of 7,052 suites and eight of which were commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. Through special purpose entities, collectively referred to as the "Service Companies", the Company provides to both owned and non-owned properties, management, painting and computer services as well as mortgage origination and servicing.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, which own certain of the real estate properties, and the Service Companies. The Company holds a preferred share interest in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control.

               One property included in the consolidated financial statements is 33-1/3% owned by third party investors. As this property has an accumulated deficit, no recognition of the third party interest is reflected in the financial statements since it is the Company's policy to recognize minority interest only to the extent that the third party's investment and accumulated share of income exceeds distributions and its share of accumulated losses. Investments in joint ventures, which are 50% or less owned by the Company, are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment.

               All significant intercompany balances and transactions have been eliminated in consolidation.

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

          Reclassifications

               Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

          2.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

               Construction in progress including the cost of land for the development of multifamily properties was $23,611,010 and $18,516,982 at March 31, 1997 and December 31, 1996,
          respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Interest, real estate taxes and insurance aggregating approximately $464,000 were capitalized during the period ended March 31, 1997. The following schedule details construction in progress at March 31, 1997:




                                                                Construction
            (dollars in thousands)                                  Costs
                                            Number               Incurred to
                   Property               of Suites  Land Cost      Date      Completion

   AURORA, OH
      The Residence at Barrington-Phase I      168    $ 1,359    $   6,585   Late 1997
      The Residence at Barrington-Phase II     120        982           -    Winter 1998
                                               288      2,341        6,585
   ANN ARBOR, MI
      Arbor Landings Apartments II             160*       650          195   Summer 1998
   COLUMBUS, OH
      Bradford at Easton                       324      1,506        8,215   Fall 1997
   FENTON, MI
      Georgetown Park Apartments III           120*       350           77   1998*
   GRAND RAPIDS, MI
      Aspen Lakes II                           114*       402           24   1998*
   STREETSBORO, OH
      The Village of Western Reserve           108        691        1,105   Late 1997
   WESTLAKE, OH
      Westlake                                 300*       523           47   1999*
   MT. STERLING, OH
      Muirwood Mt. Sterling                     89*       125            3   1999*
   COLUMBUS, OH
      Wyndemere                                170*       201           20   2000*
   Other                                         -         -           551
                                             -----    -------    ---------
                                             1,673    $ 6,789    $  16,822
                                             =====    =======    =========
      *Estimated

               During the period January 1, 1997 through March 31, 1997, the Company acquired, in separate purchase transactions, two multifamily properties containing an aggregate of 462 suites and a parcel of land consisting of 10 acres for an aggregate purchase price of $24.3 million, which was financed with (i) borrowings under the Company's Line of Credit of $23.3 million, and (ii) available cash of $1 million.

          3.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1996:

                              Class A         Common                   Accumulated
                             Cumulative       Shares                    Dividends
                             Preferred       (at $.10      Paid-In     In Excess Of
                               Shares     stated value)    Capital      Net Income       Total

   Balance, Dec. 31, 1996   $  56,250,000 $  1,532,238  $ 133,073,035 $ (32,839,075) $ 158,016,198
      Net income               -             -             -              5,225,527      5,225,527
      Exercise of stock
        options                -                     1           237      -                    238
      Additional costs re-
        lating to common
        stock offering         -             -               (16,013)     -                (16,013)
      Common share
        dividends declared     -             -             -             (7,124,906)    (7,124,906)
      Preferred share
        dividends declared     -             -              -            (1,371,106)    (1,371,106)
                            ------------  ------------  ------------- -------------     ----------
   Balance, Mar. 31, 1997   $ 56,250,000  $  1,532,239  $ 133,057,259 $ (36,109,560) $ 154,729,938

                            ============  ============  ============= =============  =============

          4.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable are comprised of nonrecourse, fixed rate, project specific loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through August 1, 2018.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934, (one property is funded through Industrial Development Bonds). These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through August 1, 2028. Seven of the eight federally insured mortgages have a fixed rate and the remaining mortgage has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets.

          5.   UNSECURED DEBT

          Senior Notes

               The Senior Notes were issued in 1995, and net proceeds of $83.6 million, after underwriting commissions, offering expenses and discounts, were applied to amounts drawn on the Line of Credit. Senior Notes with a principal balance of $75 million accrue interest at 8.38% and mature in 2000. Senior Notes with a principal balance of $10 million accrue interest at 7.10% and mature in 2002.

          Medium-Term Notes Program

               During the quarter ending March 31, 1997, the Company issued two Medium-Term Notes (the "MTN's") aggregating $15 million under its $75 million MTN program. The principal amounts of these

          MTN's were $10 million and $5 million and bear interest at 6.625% and 6.52% over terms of 5 and 30 years, respectively. The holder of the $5 million, 30 year MTN has the option to require payment on February 20, 2002. The net proceeds to the Company with respect to these issuances was $14.9 million which was applied to amounts outstanding under the Line of Credit.

          Line of Credit

               The Company utilizes a $75 million unsecured credit facility
          (the "Line of Credit").   The Line of Credit includes certain
          restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to 90% of Distributable Cash Flow, as defined in the agreement, (iii) restrict the use of its borrowings, and (iv) maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings.
          For the three months ended March 31, 1997, based on the Company's present credit ratings, the LIBOR margin was 150 basis points, fixed in increments of 30, 60, 90, 120 or 180 days or, alternatively, borrowings are at prime rate. An annual commitment fee of 25 to 37.5 basis points on the average daily unused amount of the facility was paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At March 31, 1997, $43.1 million was drawn on the Line of Credit.

          6.   PREFERRED AND COMMON SHARES

               On December 11, 1996, the Company completed an offering of 1,300,000 common shares at $22.375 per share. On December 17, 1996, the underwriters exercised an option to purchase an additional 150,000 shares at $22.375 per share. The net proceeds of approximately $30.7 million were applied to reduce debt.

               As of December 31, 1996, 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"), were issued and outstanding. Each Depositary Share has a $25 liquidation preference ($56.3 million in the aggregate). Dividends on the Perpetual Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Perpetual Preferred Shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the Perpetual Preferred Shares will be redeemable for cash at the option of the Company.

               The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value.

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

               The Company is required to adopt Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share as of December 31, 1997; earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amounts.

          8.   PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the two property acquisitions completed in 1997, and (ii) the issuance of the Medium-Term Note in 1997. The following unaudited supplemental pro forma operating data for 1996 is presented to reflect, as of January 1, 1996, the effects of: (i) the six property acquisitions completed in 1996, (ii) the offering of 1,450,000 shares of common stock, (iii) the issuance of the Medium-Term Notes, and (iv) the two property acquisitions completed in 1997.

                                           For the three
                                            months ended
                                             March 31,
          (In thousands, except
            per share amounts)            1997       1996

          Revenues                      $  25,493  $  24,692
          Net income                        5,225      5,038
          Net income applicable
           to common shares                 3,854      3,667
          Net income per common share   $    0.25  $    0.24

          Weighted average common
           shares outstanding              15,322     15,322

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          9.   SUBSEQUENT EVENTS

               Subsequent to March 31, 1997, the Company acquired one multifamily property containing 340 suites in Columbus, Ohio which was financed using borrowings under the Line of Credit.

               Subsequent to March 31, 1997, the Company issued a $15 million note under the Medium-Term Notes Program bearing interest of 7.82% over a 10 year term. The net proceeds to the Company of $14.9 million were applied to amounts outstanding under the Line of Credit.

               On April 23, 1997, The Company negotiated a reduction in pricing on its $75 million unsecured line of credit. The new LIBOR rate margin is 125 basis points, a reduction of 25 basis points from the previous margin.

               On April 30, 1997, the Company prepaid three conventional mortgages. The balance of the mortgages at the prepayment date was approximately $14,685,170.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") that currently owns, or is a joint venture partner in, 83 multifamily properties containing 16,640 suites located in Ohio, Michigan, Indiana and Western Pennsylvania. During the quarter ended March 31, 1997, several adjacent properties were combined for operating, administrative and reporting efficiencies thereby adjusting the Company's total property count.

               The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations.

          Liquidity and Capital Resources
               The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REIT's are subject to a number of organization and operational requirements including a requirement that 95% of the income that would otherwise be considered as taxable income be distributed to its shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to a Federal income tax on net income.

               The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements in both the short and long term.

          Financing:
               Sixty-two of the Company's 75 wholly owned properties were unencumbered at March 31, 1997 with annualized earnings before interest, depreciation and amortization of over $44.1 million and a historical cost basis of over $410.6 million. The remaining thirteen of the Company's wholly owned properties, having a historical cost basis of $105 million, are encumbered by secured property specific debt of $67.3 million at March 31, 1997. Unsecured debt, which totaled $185.4 million at March 31, 1997, consisted of $57.5 million in Medium-Term Notes, Senior Notes of $84.8 million and amounts drawn on the revolving credit facility of $43.1 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $18 million at March 31, 1997. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.86% at March 31, 1997.


               The Company utilizes borrowings under a $75 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 125 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 25 basis points and 37.5 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At March 31, 1997, $43.1 million was drawn on the Line of Credit with a weighted average interest rate of 7.1%.

               During the quarter ending March 31, 1997, the Company issued two Medium-Term Notes (the "MTN's") aggregating $15 million under its $75 million MTN program. The principal amounts of these MTN's were $10 million and $5 million and bear interest at 6.625% at 6.52% over terms of 5 and 30 years, respectively. The holder of the $5 million, 30 year MTN has the option to require payment on February 20, 2002. The net proceeds to the Company with respect to these issuances was $14.9 million which was applied to amounts outstanding under the Line of Credit. On April 29, 1997, the Company issued a $15 million MTN bearing interest of 7.82% over a 10 year term. The net proceeds to the Company of $14.9 million was applied to amounts outstanding under the Line of Credit.

          Registration statements filed in connection with financing:
               The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million Medium-Term Notes Program. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

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

               During the period January 1, 1997 through March 31, 1997, the Company acquired, in separate purchase transactions, two multifamily properties containing an aggregate of 462 suites and a parcel of land consisting of 10 acres for an aggregate purchase price of $24.3 million. The multifamily properties are located in Indianapolis, Indiana and Cincinnati, Ohio. The property and land acquisitions were financed with borrowings under the Company's Line of Credit of $23.3 million and cash on-hand of $1.0 million. On April 22, 1997, the Company acquired a 340 suite property in Columbus, Ohio.

               The remainder of the acquisitions, development and dispositions section contains forward-looking statements and certain risks, trends and uncertainties that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgements and current knowledge. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ materially from those projected include the general economic climate; the supply and demand for multifamily properties in the Midwest; interest rate levels; the availability of financing and other risks associated with the acquisition, development and disposition of properties, including risks that development or lease-up may not be completed on schedule. Furthermore, there can be no assurances that the Company will be successful in acquiring the multifamily properties and the land parcels under contract or be successful in selling any of the Government-Assisted Properties or the parcel of land as described below.

               The Company is currently under contract to purchase three multifamily properties containing an aggregate of 534 suites and five parcels of undeveloped land containing an aggregate 172.5 acres for a purchase price of $39.1 million. The three multifamily properties are located in Columbus, Ohio; Toledo, Ohio and Indianapolis, Indiana, respectively, while the land parcels are located in Ohio, Michigan and Pennsylvania. With the exception of one 37 acre parcel located in Avon, Ohio, the land parcels under contract are located adjacent to or in the vicinity of multifamily properties presently owned by the Company.

               The Company has two newly constructed multifamily properties in lease-up: Bradford at Easton, a 324 suite property located in Columbus, Ohio presently has 146 suites completed of which 132 are leased. Eighteen suites of the 168 suite first phase of The Residence at Barrington, a 288 suite development in Aurora, Ohio (a city located Southeast of Cleveland) have been completed while 26 suites have been leased. The Company has also commenced construction at the 108 suite first phase of The Village of Western Reserve in Streetsboro, Ohio (also located Southeast of Cleveland). The Bradford at Easton, Barrington Phase II and Western Reserve properties are scheduled for completion in the fourth quarter of 1997.

               The Company is anticipating the construction of an additional 514 suites during 1998 on land adjacent to multifamily properties currently owned by the Company as follows:

                 Property                Location         Suites

          Arbor Landings          Ann Arbor, Michigan       160
             Apartments II

          The Residence at        Aurora, Ohio
            Barrington, Phase II                            120

          Georgetown Park         Fenton, Michigan
            Apartments III                                  120

          Aspen Lake II           Grand Rapids, Michigan    114
                                                            ---
                                            Total Suites    514

               The Company estimates the total cost of the new construction properties and suite additions will be approximately $73.2 million, of which $22.1 million has been incurred through March 31, 1997, including land costs of $5.9 million.

               The Company also owns approximately 59 acres of land, also adjacent to properties currently owned by the Company, on which approximately 560 suites are planned for development. Through March 31, 1997, the Company has incurred approximately $1.5 million in preliminary development and land costs for these and other planned development projects.

               The Company is exploring opportunities to dispose of several of its multifamily properties and has received an expression of interest from various prospective buyers. In addition, the Company has determined that a 90 acre parcel of land, which was one of the assets acquired by the Company at the time of the IPO that is presently zoned for office and industrial use, will not be rezoned for multifamily use. The Company intends to sell the property.

          Dividends
               On February 19, 1997, the Company declared a dividend of $0.465 per common share for the quarter ending March 31, 1997 which was paid on May 1, 1997 to shareholders of record on April 15, 1997. On February 14, 1997, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on March 14, 1997 to shareholders of record on February 28, 1997.

          Cash flow sources and applications:
               Net cash provided by operating activities decreased $1.8 million to $3.3 million from $5.1 million for the three-months ended March 31, 1997 when compared with the three-months ended March 31, 1996. This decrease was primarily the result of the application of cash flow from operating activities to the reduction of accounts payable and accrued expenses, and an increase in accounts receivable from affiliates.

               Net cash flows used for investing activities of $31.8 million for the three-months ended March 31, 1997 were primarily used for the acquisition of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $27.8 million for the three-months ended March 31, 1997 were primarily comprised of borrowings on the Line of Credit and the issuance of MTN's. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares.

          RESULTS OF OPERATIONS
          Comparison of the three-months ended March 31, 1997 to the three-months ended March 31, 1996

               Overall, total revenue increased $2,874,000 or 13.1% and total expenses before the net loss of the joint ventures increased $2,415,300 or 14.1% for the quarter. Net income applicable to common shares increased $434,400 or 12.7%, after dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the three-months ended March 31, 1997 to the three-months ended March 31, 1996, the term Core Portfolio Properties refers to the 36 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 36 properties acquired prior to January 1, 1996 and the acquisition of the remaining 50% interest in two properties in which the company was a joint venture partner at the time of the IPO. Acquired Properties refers to the eight properties acquired between January 1, 1996 and March 31, 1997.

               During the three-months ended March 31, 1997, the Acquired Properties generated total revenues of $2,698,500 while incurring property, operating and maintenance expenses of $1,018,550.

          Rental Revenues:
               Rental revenues increased $2,600,100 or 12.7% for the quarter. The majority of this increase is attributable to rental revenues from the Acquired Properties of $2,344,400 for the same period. Increases in occupancy and suite rents at the Core Portfolio Conventional and Government-Assisted Properties resulted in a $255,700 or 1.3% increase in rental revenue from these properties.

          Other Revenues:
               Painting service revenue and painting service revenue - affiliates increased $227,200 or 80.8% for the quarter and reflects an increase in revenue generated from suite painting and major renovation projects when compared to the previous quarter. The increase in painting service and painting service revenue - affiliates was partially offset by an increase in painting service expenses as discussed elsewhere herein.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $675,300 or 7.9% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $925,500 for the quarter due primarily to the operating and maintenance expenses incurred at the two properties acquired during 1997 and the recognition of a full quarter's operating expenses at the six properties acquired during 1996. Property operating and maintenance expenses at the Core Portfolio Properties decreased $250,200, or 3.1% when compared to the prior three month period primarily due to decreases in building and grounds repairs and maintenance, real estate taxes, insurance and other operating expenditures which were partially offset by increases in personnel and utilities expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $70 per suite for the three-months ended March 31, 1997 as compared to $74 per suite for the three-months ended March 31, 1996.

          Other expenses:
               Depreciation and amortization increased $778,900 or 21.9% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               Painting service expenses increased $152,100 or 58.9% for the quarter. These increases were primarily the result of payroll related expenses attributable to the increased sales activity of the painting company.

               General and administrative expenses increased $247,500 or 19.2% for the quarter. This increase is primarily attributable to payroll and payroll related expenses as the Company continues to develop a team of professionals to provide the hands-on attention to the Company's expanding portfolio of assets.

               Interest expense increased $561,500 or 16.0% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $1,371,100.

          Equity in net loss of joint ventures:
               The combined equity in net loss of joint ventures increased $24,300 for the quarter primarily attributable to a decline in rents and occupancies at the joint venture properties.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the quarters ended March 31, 1997 and 1996.

                                          For the quarter
                                           ended March 31,
                                          1997        1996

          Beneficial interests in
            joint venture operations
              Rental revenue          $ 1,624,600  $ 1,642,600
              Cost of operations        1,096,300    1,083,000
                                      -----------  -----------
                                          528,300      559,600
              Interest income               6,400        3,700
              Interest expense           (443,200)    (447,800)
              Depreciation               (120,900)    (121,300)
              Amortization                (12,400)     (11,700)
                                      -----------  -----------
              Net income              $   (41,800) $   (17,500)
                                      ===========  ===========

          Outlook

               The following two paragraphs contain forward-looking statements and certain risks, trends and uncertainties could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

               Approximately 61% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a fifty mile radius of Akron. In Central Ohio, Columbus is the 30th largest metropolitan area in the U.S. based on population. Population in the Central Ohio region grew 7.6% from 1990 to 1996, ranking it 25th among the top 50 fastest growing metropolitan areas in the U.S., according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best apartment investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio is located in eight separate markets with a stable population and employment outlook.

               With an average economic occupancy for the Core Portfolio market-rate properties over 94.5%, and strong market fundamentals, it would appear that opportunities exist for continued rental growth at the Company's market-rate properties. The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio properties will increase when compared to the prior quarter as the Company continues to maintain its properties to maximize their earnings potential. Real estate tax increases should begin to moderate as the effect of the reassessed values diminishes over time.
          Utility expenditures will vary over prior periods as the effect of weather related usage variances is factored into the level of utility expense.

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

                                                                                   Year     Average
                                                         Type of         Total   Built or  Unit Size
      The Multifamily Properties       Location        Construction     Suites    Rehab.    Sq. Ft.
   ------------------------------  --------------  -----------------    -------  --------  ---------
   MARKET RATE
   Acquired Properties
   Central Ohio Properties
   Perimeter Lakes                 Dublin          Garden/Townhomes         189    1992         999
   Remington Place Apartments      Cincinnati      Garden                   234   1988-90       830
   The Residence at Washington     Wash. Ct. House Ranch                     72    1995         862
                                                                            ---                 ---
                                                                            495                 899

   Indiana Properties
   The Gables at White River       Indianapolis    Garden                   228    1991         974

   Michigan Properties
   Aspen Lakes                     Grand Rapids    Garden                   144    1981         789
   Spring Brook Apartments         Holland         Garden/Townhomes         168    1986         818
   Summer Ridge Apartments         Kalamazoo       Garden                   248   1989-91       960
                                                                          -----                 ---
                                                                            560                 873

   Western Pennsylvania Properties
   Chestnut Ridge                  Pittsburgh      Garden                   468    1986         769
                                                                          -----                 ---
     Acquired Property Subtotal                                           1,751                 866

   Core Portfolio Properties
   Michigan Properties
   Arbor Landings Apartments       Ann Arbor       Garden                   168    1990       1,116
   Central Park Place              Grand Rapids    Garden                   216    1988         850
   Country Place Apartments        Mt. Pleasant    Garden                   144    1987         859
   Georgetown Park Apartments      Fenton          Garden                   360   1987-96     1,005
   The Landings at the Preserve    Battle Creek    Garden                   190   1990-91       952
   The Oaks and Woods at Hampton   Rochester Hills Garden/Townhomes         544   1986-88     1,050
                                                                          -----               -----
                                                                          1,622                 992
   Central Ohio Properties
   Arrowhead Station               Columbus        Townhomes                102    1987       1,344
   Bedford Commons                 Columbus        Townhomes                112    1987       1,157
   Bolton Estates                  Columbus        Garden                   196    1992         687




   Colony Bay East                 Columbus        Garden                   156    1994         903
   Heathermoor                     Worthington     Garden/Townhomes         280    1989         829
   Kensington Grove                Westerville     Garden/Townhm/Ranch       76    1995       1,109
   Lake Forest                     Columbus        Garden                   192    1994         788
   Muirwood Vllg. at Bennell       Columbus        Ranch                    164    1988         769
   Muirwood Vllg. at London        London          Ranch                    112    1989         769
   Muirwood Vllg. at Mt. Sterling  Mt. Sterling    Ranch                     48    1990         769
   Muirwood Vllg. at Zanesville    Zanesville      Ranch                    196   1991-95       769
   Pendleton Lakes East            Columbus        Garden                   256   1990-93       899
   Residence at Christopher Wren   Gahanna         Garden/Townhomes         264    1993       1,062
   Residence at Turnberry          Pickerington    Garden/Townhomes         216    1991       1,182
   Sheffield at Sylvan             Circleville     Ranch                    136    1989         791
   Sterling Park                   Grove City      Garden                   128    1994         763
   The Residence at Newark         Newark          Ranch                    112   1993-94       868
   Wyndemere                       Franklin        Ranch                    128   1991-95       768
                                                                          -----                 ---
                                                                          2,874                 898
   Northern Ohio Properties
   Bay Club                        Willowick       Garden                    96    1990         925
   Cloisters                       Toledo          Townhomes                188    1990       1,037
   Colonnade West                  Cleveland       Garden                   216    1964         502
   Cultural Gardens                Euclid          Mid Rise                 186    1966         688
   Edgewater Landing               Cleveland       High Rise                241   1988 r        585
   Gates Mills III                 Mayfield Hts.   High Rise                320    1978         874
   Holly Park                      Kent            Garden                   192    1990         875
   Huntington Hills                Stow            Townhomes                 85    1982         976
   Kensington Village              Toledo          Garden/Townhomes         190   1985-90       920
   Mallard's Crossing              Medina          Garden                   192    1990         998
   Memphis Manor                   Cleveland       Garden                   120    1966         554
   Park Place                      Parma Hts.      Mid Rise                 164    1966         760
   Pinecrest                       Broadview Hts.  Garden                    96   1987 r        598



                                       For the three months ending         For the three months ending
                                              March 31, 1997                      March 31, 1996
                                    --------------------------------    ---------------------------------
                                    Average              Average Rent   Average              Average Rent
                                    Economic  Physical       Per        Economic  Physical       Per
      The Multifamily Properties   Occupancy Occupancy  Suite Sq. Ft.  Occupancy Occupancy  Suite  Sq. Ft.
   -----------------------------   --------- ---------  ----- -------  --------- ---------  -----  -------
   MARKET RATE
   Acquired Properties
   Central Ohio Properties
   Perimeter Lakes                   94.1%      89.9%    $ 703 $ 0.70      N/A       N/A       N/A    N/A
   Remington Place Apartments         N/A       86.8       640   0.77      N/A       N/A       N/A    N/A
   The Residence at Washington       91.1       94.4       527   0.61      N/A      95.8%      N/A    N/A
                                     ----       ----     ----  ------      ---      ----       ---    ---
                                     93.4%      89.1     $ 655 $ 0.68      N/A      95.8%      N/A    N/A

   Indiana Properties
   The Gables at White River         81.4%      82.5%    $ 731 $ 0.75      N/A       N/A       N/A    N/A

   Michigan Properties
   Aspen Lakes                       90.7%      89.6%    $ 550 $ 0.70      N/A       N/A       N/A    N/A
   Spring Brook Apartments           95.3       96.4       469   0.57      N/A       N/A       N/A    N/A
   Summer Ridge Apartments           90.4       95.6       672   0.70      N/A       N/A       N/A    N/A
                                     ----       ----     ----- ------      ---       ---       ---    ---
                                     91.7%      94.3%    $ 580 $ 0.66      N/A       N/A       N/A    N/A

   Western Pennsylvania Properties
   Chestnut Ridge                    94.7%      96.6%    $ 695 $ 0.90      N/A      84.6%      N/A    N/A
                                     ----       ----     ----- ------      ---      ----       ---    ---
     Acquired Property Subtotal      93.2%      91.9%    $ 637 $ 0.75      N/A      86.1%      N/A    N/A

   Core Portfolio Properties
   Michigan Properties
   Arbor Landings Apartments         95.5%      95.2%    $ 838 $ 0.75    97.2%      97.0%    $ 807 $ 0.72
   Central Park Place                92.9       94.0       609   0.72    97.0       93.5       608   0.72
   Country Place Apartments          94.7       91.0       516   0.60   100.0       98.6       487   0.57
   Georgetown Park Apartments        95.3       93.3       670   0.67    93.4       93.6       651   0.65
   The Landings at the Preserve      91.8       88.9       657   0.69    86.8       92.1       646   0.68
   The Oaks and Woods at Hampton     95.5       95.0       783   0.75    97.5       98.9       752   0.72
                                     ----       ----     ----- ------   -----       ----       ---   ----
                                     94.7%      93.5%    $ 702 $ 0.71    95.6%      96.1%    $ 681 $ 0.69
   Central Ohio Properties
   Arrowhead Station                 96.9%      94.1%    $ 680 $ 0.51    88.5%      97.1%    $ 640 $ 0.48
   Bedford Commons                   97.6       93.8       744   0.64    96.6       93.8       710   0.61
   Bolton Estates                    95.8       98.0       459   0.67    88.1       93.9       459   0.67
   Colony Bay East                   93.2       90.4       511   0.57    89.9       98.7       482   0.53
   Heathermoor                       96.1       95.0       538   0.65    94.1       96.8       524   0.63
   Kensington Grove                  92.9       93.4       772   0.70    96.7       97.4       750   0.68
   Lake Forest                       90.4       97.9       547   0.69    87.8       93.8       530   0.67

   Muirwood Vllg. at Bennell         97.5       97.0       474   0.62    97.6       98.8       472   0.61
   Muirwood Vllg. at London          96.7       96.4       499   0.65    95.2       97.3       485   0.63
   Muirwood Vllg. at Mt. Sterling    94.7      100.0       495   0.64    95.7       87.5       479   0.62
   Muirwood Vllg. at Zanesville      95.3       96.4       522   0.68   100.0       97.4       504   0.66
   Pendleton Lakes East              96.0       94.1       490   0.55    94.3       97.7       497   0.55
   Residence at Christopher Wren     95.7       93.2       722   0.68    93.3       94.3       702   0.66
   Residence at Turnberry            91.3       93.5       734   0.62    92.0       93.1       710   0.60
   Sheffield at Sylvan               98.4       92.6       501   0.63    98.0       96.3       498   0.63
   Sterling Park                     94.1       97.7       545   0.71    96.4       95.3       525   0.69
   The Residence at Newark           95.5       88.4       554   0.64    99.9       99.1       532   0.61
   Wyndemere                         98.1       96.1       532   0.69   100.0       97.7       518   0.67
                                     ----       ----     ----- ------   -----       ----     -----   ----
                                     95.1%      94.8%    $ 570 $ 0.63    94.3%      96.0%    $ 555 $ 0.62
   Northern Ohio Properties
   Bay Club                          97.5%      96.9%    $ 622 $ 0.67    95.4%      92.7%    $ 604 $ 0.65
   Cloisters                         98.5       98.4       526   0.51    93.7       94.7       499   0.48
   Colonnade West                    96.1       95.4       401   0.80    96.7       96.3       389   0.77
   Cultural Gardens                  95.4       93.5       498   0.72    98.0       98.9       486   0.71
   Edgewater Landing                 93.6       98.8       413   0.71    95.9       99.2       409   0.70
   Gates Mills III                   93.1       97.8       671   0.77    91.9       98.4       657   0.75
   Holly Park                        98.3       99.0       651   0.74    89.6       92.7       721   0.82
   Huntington Hills                  96.6       97.6       646   0.66    96.6       97.6       636   0.65
   Kensington Village                97.3       98.9       446   0.48    97.0       96.3       430   0.47
   Mallard's Crossing                98.7       98.4       688   0.69    97.8       97.4       656   0.66
   Memphis Manor                     91.8       95.0       441   0.80    94.5       98.3       428   0.77
   Park Place                        93.6       98.2       522   0.69    98.6       97.6       512   0.67
   Pinecrest                         97.2       94.8       457   0.76    94.7       94.8       452   0.76


                                                                                 Year      Average
                                                         Type of       Total   Built or   Unit Size
      The Multifamily Properties       Location       Construction    Suites    Rehab.     Sq. Ft.
   ------------------------------  -------------   -----------------  ------   --------   --------
   Portage Towers                  Cuyahoga Falls   High Rise             376    1973         869
   Somerset West (a)               North Royalton   Garden/Townhomes      197    1982       1,038
   The Triangle (b)                Cleveland        High Rise             273    1989         616
   Timbers                         Broadview Hts.   Garden                 96   1987-89       930
   Treetops                        Toledo           Townhomes             128   1988-89     1,350
   Villa Moderne                   North Olmsted    Garden                135    1963         504
   Vantage Villa                   Toledo           Garden                150    1974         935
   Washington Manor                Elyria           Garden                120   1963-64       541
   West Park Plaza                 Cleveland        Garden                118    1964         520
   Westchester Townhouses          Westlake         Townhomes             136    1989       1,000
   Westlake Townhomes              Westlake         Townhomes               7    1985       1,000
   Williamsburg at Greenwood Vllg. Sagamore Hills   Townhomes             260    1990         938
   Winchester Hills I  (c)         Willoughby Hills High Rise             362    1972         822
   Winchester Hills II             Willoughby Hills High Rise             362    1979         822
                                                                        -----                 ---
                                                                        5,006                 816
                                                                        -----                 ---
     Core Market Rate Properties                                        9,502                 871

   GOVERNMENT ASST.-ELDERLY
   Ellet Development               Akron            High Rise             100    1978         589
   Hillwood I                      Akron            High Rise             100    1976         570
   Puritas Place (d)               Cleveland        High Rise             100    1981         518
   Riverview                       Massillon        High Rise              98    1979         553
   State Road Apartments           Cuyahoga Falls   Garden                 72   1977 r        750
   Statesman II                    Shaker Heights   Garden                 47   1987 r        796
   Sutliff Apartments II           Cuyahoga Falls   High Rise             185    1979         577
   Tallmadge Acres                 Tallmadge        Mid Rise              125    1981         641
   Twinsburg Apartments            Twinsburg        Garden                100    1979         554
   Village Towers                  Jackson Twp.     High Rise             100    1979         557
   West High Apartments            Akron            Mid Rise               68   1981 r        702
                                                                        -----                 ---
                                                                        1,095                 602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons                Cleveland        Garden                 50    1981         823
   Rainbow Terrace                 Cleveland        Garden                484   1982 r        768
   Shaker Park Gardens II          Warrensville     Garden                151    1964         753
                                                                          ---                 ---
                                                                          685                 769
                                                                        -----                 ---
     Core Portfolio Government                                          1,780                 666
       Asst. Propertie


   CONGREGATE CARE
   Gates Mills Club                Mayfield Heights High Rise             120    1980         721
   The Oaks                        Westlake         Garden                 50    1985         672
                                                                          ---                 ---
                                                                          170                 707
                                                                       ------                 ---
                                                                       11,452                 837
   Joint Venture Properties
   Northeast Ohio
   Market Rate
   Americana                       Euclid           High Rise             738    1968         803
   College Towers                  Kent             Mid Rise              380    1969         662
   Euclid House                    Euclid           Mid Rise              126    1969         654
   Gates Mills Towers              Mayfield Hts.    High Rise             760    1969         856
   Highland House                  Painesville      Garden                 36    1964         539
   Watergate                       Euclid           High Rise             949    1971         831
                                                                        -----                 ---
                                                                        2,989                 789
   Government Asst.-Family
   Lakeshore Village               Cleveland        Garden                108    1982         786
                                                                        -----                 ---
                                                                        3,097                 789
                                                                       ------                 ---
        Core                                                           14,549                 832
                                                                       ------                 ===
                                                                       16,300
                                                                       ======

                                       For the three months ending          For the three months ending
                                              March 31, 1997                      March 31, 1996
                                   --------------------------------    ----------------------------------
                                   Average              Average Rent   Average              Average Rent
                                    Economic  Physical       Per        Economic  Physical        Per
      The Multifamily Properties   Occupancy Occupancy  Suite Sq. Ft.  Occupancy Occupancy  Suite  Sq. Ft.
--------------------------------   --------- ---------  ----- ------   --------- ---------  -----  ------
                                   <c
   Portage Towers                    86.1       86.7       563   0.65    96.3       96.0       544    0.63
   Somerset West (a)                 93.6       95.4       686   0.66    93.5       95.9       678    0.65
   The Triangle (b)                  99.7       99.3       898   1.46    98.4       97.1       848    1.38
   Timbers                           96.2       90.6       680   0.73    93.6       94.8       674    0.72
   Treetops                          98.3       98.4       729   0.54    95.6       95.3       704    0.52
   Villa Moderne                     95.9       98.5       437   0.87    97.2       94.8       418    0.83
   Vantage Villa                     94.2       98.0       603   0.64    95.9       93.3       561    0.60
   Washington Manor                  99.3       98.3       370   0.68    96.5       99.2       366    0.68
   West Park Plaza                   95.3       95.8       423   0.81    95.3       98.3       412    0.79
   Westchester Townhouses            91.8       93.4       746   0.75    96.8       94.1       741    0.74
   Westlake Townhomes               100.0      100.0       781   0.78   100.0      100.0       745    0.75
   Williamsburg at Greenwood Vllg.   91.9       94.6       838   0.89    95.8       95.4       791    0.84
   Winchester Hills I  (c)           87.8       92.0       566   0.69    92.6       96.1       556    0.68
   Winchester Hills II               87.3       90.9       601   0.73    95.1       94.5       588    0.72
                                     ----       ----       ---   ----   -----       ----       ---    ----
                                     93.8       95.4       594   0.73    95.3       96.2       579    0.71
                                     ----       ----     ----- ------   -----       ----       ---  ------
      Core Market Rate Properties    94.4%      94.9%    $ 605 $ 0.69    95.1%      96.1%    $ 589  $ 0.68

   GOVERNMENT ASST.-ELDERLY
   Ellet Development                 99.3%     100.0%    $ 587  $1.00   100.0%     100.0%    $ 590  $ 1.00
   Hillwood I                       100.0      100.0       596   1.05   100.0      100.0       599    1.05
   Puritas Place (d)                 99.9      100.0       782   1.51   100.0      100.0       782    1.51
   Riverview                        100.0      100.0       591   1.07   100.0       99.9       591    1.07
   State Road Apartments            100.0      100.0       589   0.79   100.0      100.0       596    0.79
   Statesman II                      98.5       97.9       651   0.82   100.0      100.0       651    0.82
   Sutliff Apartments II             99.9      100.0       586   1.02    99.6      100.0       586    1.02
   Tallmadge Acres                  100.0      100.0       658   1.03   100.0      100.0       662    1.03
   Twinsburg Apartments              99.9      100.0       603   1.09   100.0      100.0       603    1.09
   Village Towers                    99.6      100.0       579   1.04   100.0       99.9       583    1.05
   West High Apartments             100.0      100.0       790   1.13   100.0      100.0       790    1.13
                                    -----      -----     ----- ------   -----      -----       ---  ------
                                    100.0%      99.9%    $ 630 $ 1.05   100.0%      99.8%    $ 632  $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons                  99.7%     100.0%    $ 674 $ 0.82    98.8%     100.0%    $ 685  $ 0.83
   Rainbow Terrace                   99.4       96.7       773   1.01    98.7       97.7       738    0.96
   Shaker Park Gardens II           100.0       99.3       531   0.71    99.0      100.0       531    0.71
                                    -----      -----     -----  -----    ----      -----      ----    ----
                                     99.6       97.5       712   0.93    98.8       98.4       688    0.89
                                    -----       ----     ----  ------    ----      -----     -----  ------
     Core Portfolio Government      100.0%      99.0%    $ 662 $ 0.99    99.7%      99.3%    $ 654  $ 0.98
       Asst. Properties

   CONGREGATE CARE
   Gates Mills Club                  98.3%     100.0%    $ 806 $ 1.12    96.6%      96.7%    $ 749  $ 1.04
   The Oaks                          97.1       96.0       985   1.47    92.9       94.0       953    1.42
                                     ----      -----     -----  -----    ----       ----     -----  ------
                                     97.8       98.8       859   1.22    95.3       95.9       809    1.14
                                     ----      -----     -----  -----    ----       ----     -----  ------
                                     95.4%      95.6%    $ 618 $ 0.74    95.9%      96.6%    $ 602  $ 0.72
   Joint Venture Properties
   Northeast Ohio
   Market Rate
   Americana                         85.0%      92.1%    $ 480 $ 0.60    90.3%      92.3%    $ 483  $ 0.60
   College Towers                    92.0       89.2       398   0.60    91.7       93.7       404    0.61
   Euclid House                      88.0       93.7       434   0.66    96.5       92.1       430    0.66
   Gates Mills Towers                93.3       96.4       676   0.79    94.2       98.0       655    0.77
   Highland House                    99.7       97.2       401   0.74   100.0      100.0       385    0.71
   Watergate                         88.0       92.9       538   0.65    87.9       91.7       533    0.64
                                     ----       ----     ----- ------   -----      -----     -----  ------
                                     89.7%      93.2%    $ 526 $ 0.67    91.3%      93.8%    $ 521  $ 0.66
   Government Asst.-Family
   Lakeshore Village                 99.3%     100.0%    $ 669 $ 0.85   100.0%     100.0%    $ 669  $ 0.85
                                     ----      -----     ----- ------   -----      -----     -----  ------
                                     90.3       93.5       533   0.68    91.9       94.0       528    0.67
                                     ----      -----     ----- ------   -----      -----     -----    ----
        Core                         95.0%      95.1%    $ 610 $ 0.73    95.5%      96.1%    $ 595  $ 0.71

                                     ====      =====     ===== ======   =====      =====     =====  ======


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

             HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

               Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, non-recurring and extraordinary items, plus depreciation on real estate assets and after adjustments for unconsolidated joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and Distributable Cash Flow should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three month period ended March 31, 1997 and 1996 are summarized in the following table:

                                          For the three
                                          months ended
                                            March 31,
           (In thousands)                 1997     1996

           Net income applicable to
             common shares              $ 3,854  $ 3,420

           Depreciation on real estate
             assets
             Wholly owned properties      4,071    3,330
             Joint venture properties       121      122
                                          -----    -----
           Funds From Operations          8,046    6,872

           Depreciation - other assets      94        69
           Amortization of deferred
             financing fees                175       162
           Fixed asset additions          (114)     (115)

                                        -------  -------
           Distributable Cash Flow      $ 8,201  $ 6,988
                                        =======  =======
           Weighted average shares
             outstanding                 15,322   13,872

                                       PART II

                                  OTHER INFORMATION

                Except to the extent noted below, the items required in
          Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                                        Filed herewith or
                                           incorporated
                                            herein by
           Number          Title            reference
-----------------   --------------     ------------------

          27         Financial Data     Exhibit 27 filed
                     Schedule             herewith.

                (b)      Reports on Form 8-K

                    None

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ASSOCIATED ESTATES REALTY CORPORATION



          May 14, 1997             /s/ Dennis W.  Bikun
          (Date)                   Dennis W. Bikun, Chief Financial Officer
                                     and Treasurer