Form 10-Q
period 1997-06-30
ASSOCIATED ESTATES REALTY CORP
filed 1997-08-08
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                            Commission File Number 1-12486


                        Associated Estates Realty Corporation
                (Exact name of registrant as specified in its charter)




         Ohio             34-1747603        5025 Swetland Court,  44143-1467
                                             Richmond Hts., Ohio  (Zip Code)
    (State or other    (I.R.S. Employer     (Address of principal
    jurisdiction of    Identification         executive offices)
   incorporation or          Number)
     organization)

          Registrant's telephone number, including area code (216) 261-5000

                       (Former name, former address and former
                    fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
            Securities Exchange Act of 1934 during the preceding 12 months
           (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [ x ]  No [  ]


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common as of the latest practicable date.

                 17,072,436 shares outstanding as of August 8, 1997.


          <page 2>
                        ASSOCIATED ESTATES REALTY CORPORATION



                                        INDEX

   PART I  -  FINANCIAL INFORMATION                               Page

           Financial Statements

   ITEM 1


           Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996                                 3



           Consolidated Statements of Operations for the six and
              three month periods ended June 30, 1997 and 1996      4


           Consolidated Statements of Cash Flows for the six
              month period ended June 30, 1997 and 1996             5



           Notes to Financial Statements                            6


           Management's Discussion and Analysis of Financial
   ITEM 2     Condition and Results of Operations                  11



   PART II  -  OTHER INFORMATION


           Submission of Matters to a Vote of Security-Holders     23

   ITEM 4


           Exhibits and Reports on Form 8-K                        23

   ITEM 6


   SIGNATURES                                                      24


          <page 3>
                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                               June 30,      December 31,
                                                                 1997            1996
                                                              (Unaudited)
                           ASSETS
   Real estate assets:
     Land                                                   $  51,386,948   $  44,241,900
     Buildings and improvements                               485,745,568     430,920,893
     Furniture and fixtures                                    22,779,442      20,286,700
                                                              559,911,958     495,449,493
       Less:  accumulated depreciation                       (120,632,856)   (112,102,829)
                                                              439,279,102     383,346,664
       Construction in progress (including land)               23,234,257      18,516,982
          Real estate, net                                    462,513,359     401,863,646
   Cash and cash equivalents                                      235,399       1,286,959
   Restricted cash and investments                              5,533,032       5,625,003
   Accounts and notes receivable:
     Rents                                                      1,817,544       1,569,907
     Affiliates                                                10,954,869       1,784,297
   Deferred charges and prepaid expenses                        6,215,872       5,616,394
                                                            $ 487,270,075   $ 417,746,206

            LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                            $   60,632,260   $  69,024,253
   Unsecured debt                                             230,820,507     148,788,707
       Total indebtedness                                     291,452,767     217,812,960
   Accounts payable and accrued expenses                       14,038,011      14,361,609
   Dividends payable                                            7,938,683       6,895,071
   Resident security deposits                                   4,638,534       4,154,418
   Funds held for non-owned properties                          1,628,100       1,571,219
   Accrued interest                                             3,217,117       2,521,644
   Accumulated losses and distributions of equity
     investees in excess of investment and advances            12,534,844      12,413,087
       Total liabilities                                      335,448,056     259,730,008
   Commitments and contingencies
   Shareholders' equity:
     Preferred shares, Class A cumulative, without par
       value; 3,000,000 shares authorized; 225,000 issued
       and outstanding                                         56,250,000      56,250,000



     Common shares, without par value, $.10 stated value;
       50,000,000 shares authorized; 15,322,436 and
       15,322,381 issued and outstanding at June 30, 1997
       and December 31, 1996, respectively                      1,532,244       1,532,238
     Paid-in capital                                          133,058,739     133,073,035
     Accumulated dividends in excess of net income            (39,018,964)    (32,839,075)
       Total shareholders' equity                             151,822,019     158,016,198

                                                            $ 487,270,075   $ 417,746,206


                     The accompanying notes are an integral part
                            of these financial statements

          <page 4>
                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                For the three months      For the six months
                                                   ended June 30             ended June 30,
                                                1997          1996         1997         1996
   Revenues
     Rental                                  $24,943,653 $ 21,852,215  $48,103,594  $ 42,412,081
     Property management fees                     81,829      100,787      182,738       192,867
     Property management fees-affiliates         851,591      856,957    1,731,487     1,719,071
     Painting service                            140,206      128,372      262,638       202,148
     Painting service-affiliates                 207,204      410,585      593,216       618,087
     Other                                       599,216       77,371      748,365       206,364
                                              26,823,699   23,426,287   51,622,038    45,350,618
   Expenses
     Property operating and maintenance       10,480,847    8,916,564   19,670,888    17,431,273
     Depreciation and amortization             4,533,647    3,784,012    8,862,484     7,333,967
     Painting services                           293,207      473,710      703,678       732,090
     General and administrative                1,586,003    1,586,063    3,125,800     2,878,388
     Interest expense                          4,835,372    3,892,370    8,897,201     7,392,651
      Total expenses                          21,729,076   18,652,719   41,260,051    35,768,369
      Income before equity in net income of
        joint ventures and extraordinary
        item                                   5,094,623    4,773,568   10,361,987     9,582,249
     Equity in net income of joint ventures      262,319      150,638      220,482       133,134
     Income before extraordinary item          5,356,942    4,924,206   10,582,469     9,715,383
     Extraordinary item-gain on early
       extinguishment of debt                (1,043,446)        -       (1,043,446)        -
     Net income                             $ 6,400,388  $  4,924,206  $11,625,915   $ 9,715,383

   Net income applicable to common shares   $ 5,029,284  $  3,553,101  $ 8,883,705  $  6,973,173

   Per common share:
     Net income before extraordinary item   $       .26  $        .26  $       .51  $        .50
     Net income                             $       .33  $        .26  $       .58  $        .50
     Dividends paid                         $      .465  $        .45  $       .93  $        .90
   Weighted average number of common
     shares outstanding                      15,322,415    13,872,381   15,322,401    13,872,381


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                     (UNAUDITED)

                                                                         1997           1996
   Cash flow from operating activities:
    Net income                                                      $  11,625,915   $  9,715,383
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Depreciation and amortization                                     8,862,484      7,333,967
      Gain on extinguishment of debt                                   (1,043,446)        -
      Equity in net income of joint ventures                             (220,482)      (133,134)
      Earnings distributed from joint ventures                            262,840        181,239
      Net change in  - Accounts and notes receivable                     (247,637)       268,921
                     - Accounts and notes receivable-affiliates        (5,828,572)        55,164
                     - Accounts payable and accrued expenses           (1,690,705)    (1,182,711)
                     - Other operating assets and liabilities           1,514,055        109,971
                     - Restricted cash                                     91,971       (419,437)
                     - Funds held for non-owned properties                 56,881     (2,386,836)
         Total adjustments                                              1,757,389      3,827,144
      Net cash flow provided by operating activities                   13,383,304     13,542,527
   Cash flow from investing activities:
    Loans receivable - affiliate                                       (3,342,000)        -
    Real estate acquired or developed (net of liabilities assumed)    (66,415,525)   (47,521,197)
    Fixed asset additions                                              (1,157,807)      (210,832)
    Distributions from joint ventures                                      79,399         27,116
      Net cash flow used for investing activities                     (70,835,933)   (47,704,913)
   Cash flow from financing activities:
    Principal payments on mortgage notes                              (16,491,993)    (2,284,309)
    Proceeds from mortgage notes                                        8,100,000         -
    Proceeds from senior and medium-term notes                         30,000,000      7,500,000
    Line of Credit borrowings                                         181,400,000    106,300,000
    Line of Credit repayments                                        (129,400,000)   (63,050,000)

    Deferred financing and offering costs                                (445,994)      (605,789)
    Common share dividends paid                                       (14,019,982)   (12,207,696)
    Preferred share dividends paid                                     (2,742,210)    (2,742,210)
    Exercise of stock options                                               1,248        -
      Net cash flow provided by financing activities                   56,401,069     32,909,996
      Decrease in cash and cash equivalents                            (1,051,560)    (1,252,390)

   Cash and cash equivalents, beginning of period                       1,286,959      2,848,285
   Cash and cash equivalents, end of period                         $     235,399   $  1,595,895


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties in the Great Lakes Region. At June 30, 1997, the Company owned or was a joint venture partner in 85 multifamily properties containing 16,818 suites. Additionally, the Company managed 40 non-owned properties, 32 of which were multifamily properties containing 7,052 suites and eight of which were commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. Through special purpose entities, collectively referred to as the "Service Companies", the Company provides to both owned and non-owned properties, management, painting and computer services as well as mortgage origination and servicing.

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

          2.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

               Construction in progress, including the cost of land, for the development of multifamily properties was $23,234,257 and $18,516,982 at June 30, 1997 and December 31, 1996, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Interest, real estate taxes and insurance aggregating approximately $913,000 and $1,394,800 were capitalized at June 30, 1997 and December 31, 1996, respectively. The following schedule details construction in progress at June 30, 1997:


                                               Construction in   Placed in   Construction
         (dollars in thousands)      Number       Progress        Service        Costs
                                       of      Land   Building    through      Incurred    Scheduled
                Property             Suites    Cost      Cost     6/30/97       to Date    Completion

   AURORA, OHIO
     The Residence at
       Barrington-Phase I               168  $ 1,179  $   8,220 $  3,043     $     12,442 Late 1997
     The Residence at
       Barrington-Phase II              120      982         -     -                  982 Winter 1998
                                        288    2,161      8,220    3,043           13,424
   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II       160*     650        232    -                  882 Summer 1998

   COLUMBUS, OHIO
     Bradford at Easton                 324      967      6,059    9,593           16,619 Fall 1997

   FENTON, MICHIGAN
     Georgetown Park Apartments III     120*     350        102    -                  452 1998*

   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II                     114*     402         35    -                  437 1998*

   STREETSBORO, OHIO
     The Village of Western Reserve     108      691      1,778    -                2,469 Late 1997

   WESTLAKE, OHIO
     Westlake                           300*     523         66    -                  589 1999*

   Other                                271      408        590    -                  998 Various
                                      1,685   $6,152  $  17,082 $12,636 (1)  $     35,870

               *Estimated

          (1)  Including land of $2,244

               During the period January 1, 1997 through June 30, 1997, the Company acquired, in separate purchase transactions, five multifamily properties containing an aggregate of 980 suites and one parcel of land consisting of 10 acres (together the "Acquired Properties") for an aggregate purchase price of $53.5 million, of which $2.6 million represented liabilities assumed. The Acquired Properties are located in Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of the Acquired Properties has been financed primarily with cash on hand made available through the line of credit.

          3.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1996:

                             Class A                                Accumulated
                            Cumulative      Common                   Dividends
                            Preferred       Shares      Paid-In     In Excess Of
                              Shares       (at $.10     Capital      Net Income       Total
                                             stated
                                             value)

   Balance, Dec. 31, 1996  $ 56,250,000  $1,532,238  $133,073,035  $(32,839,075)  $158,016,198
      Net income             -            -            -             11,625,915     11,625,915
      Exercise of stock
        options              -                    6        1,242      -                  1,248
      Additional costs re-
        lating to common
        stock offering       -            -              (15,538)     -                (15,538)
      Common share
        dividends declared   -            -            -            (15,063,594)   (15,063,594)
      Preferred share
        dividends declared   -            -             -            (2,742,210)    (2,742,210)
   Balance, June 30, 1997  $56,250,000   $1,532,244  $133,058,739  $(39,018,964)  $151,822,019

          4.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable include nonrecourse, fixed and variable rate, project specific loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through August 1, 2018. The balance of the conventional mortgages was $29.6 million and $37.7 million at June 30, 1997 and December 31, 1996, respectively. Three of the four conventional mortgages have a fixed rate and the remaining mortgage has a variable rate.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934 (one property is funded through Industrial Development Bonds). These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through August 1, 2028. The balance of the federally insured mortgages was $31.0 million and $31.3 million at June 30, 1997 and December 31, 1996, respectively. Seven of the eight federally insured mortgages have a fixed rate and the remaining mortgage has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets.

          5.   UNSECURED DEBT

          Senior Notes

               Senior Notes with a principal balance of $75 million accrue interest at 8.38% and mature in 2000. Issued at an effective interest rate of 8.48%, the balance of the $75 million senior notes, net of unamortized discounts, was $74.8 million at June 30, 1997 and December 31, 1996. Senior Notes with a principal balance of $10 million accrue interest at 7.10% and mature in 2002.

          Medium-Term Notes Program

               The Company has issued nine Medium-Term Notes (the "MTN's") in the aggregate amount of $72.5 million and $42.5 million at June 30, 1997 and December 31, 1996, respectively under a $75 million MTN Program. The principal amounts of these MTN's range from $2.5 million to $15.0 million and bear interest ranging from 6.60% to 7.82% over terms ranging from five to 30 years. The holders of two MTN's with stated terms of 30 years each may request repayment five and seven years from the issue date of the respective MTN. The weighted average interest rate of the nine MTN's is 7.19%. Six of the MTN's in the aggregate amount of $42.5 million were issued in 1996. Three MTN's in the aggregate amount of $30 million were issued in 1997.

               The Company has replaced the $75 million MTN Program with a MTN Program that provides for the issuance from time to time of up to $102.5 million of MTN's due nine months or more from the date of issue. These MTN's may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date of the MTN. These MTN's can bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At June 30, 1997, there were no MTN's issued under the $102.5 million MTN Program.

          Line of Credit

               The Company utilizes a $75 million unsecured credit facility (the "Line of Credit"). The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to 90% of Distributable Cash Flow, as defined in the agreement, (iii) restrict the use of its borrowings, and (iv) maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. During the quarter ending June 30, 1997, the Company negotiated a reduction in pricing on its Line of Credit. For the six months ended June 30, 1997, based on the Company's present credit ratings, the LIBOR margin was 125 basis points, fixed in increments of 30, 60, 90, 120 or 180 days or, alternatively, borrowings are at prime rate. An annual commitment fee of 15 to 25 basis points on the average daily unused amount of the facility was paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At June 30, 1997, $73.5 million was drawn on the Line of Credit.

          6.   RELATED PARTY TRANSACTIONS

               At June 30, 1997, the Company had two notes receivable of equal amounts from the Chairman, President and Chief Executive Officer aggregating $3,342,000 included in accounts and notes receivables - affiliates. The notes were entered into on May 23, 1997 and bear interest, payable quarterly, at the LIBOR rate for a one month interest period with principal due May 1, 2002. One of the notes is collateralized by 150,000 of the Company's common shares.

          7.   PREFERRED AND COMMON SHARES

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

          8.   EARNINGS PER SHARE

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

               The Company is required to adopt Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share as of December 31, 1997; earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or presentation of earnings per share amounts.

          9.   PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of four property acquisitions completed in 1997. The following unaudited supplemental pro forma operating data for 1996 is presented to reflect, as of January 1, 1996, the effects of: (i) the six property acquisitions completed in 1996, (ii) the offering of 1,450,000 of common shares, and (iii) the four property acquisitions completed in 1997.


                                                   For the six months
                                                     ended June 30,
   (In thousands, except per share amounts)         1997       1996

   Revenues                                         $ 53,357  $ 51,295
   *Net income                                        10,527    10,384
   *Net income applicable to common shares             7,784     7,642
   *Net income per common share                     $    .51  $    .50
     Weighted average common shares outstanding       15,322    15,322

   *Before extraordinary item

               The 1997 and 1996 pro forma financial information does not include the revenue and expenses for Oak Bend Apartments, a property acquired in 1997, for the period January 1, 1997 through the date the property was acquired by the Company or for the period January 1, 1996 through December 31, 1996, respectively. The revenue and expenses of Oak Bend Apartments were excluded from the pro forma financial information for the periods mentioned as the property was under construction for substantially all of the periods prior to its acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          10.  SUBSEQUENT EVENTS

               On July 2, 1997, the Company completed a public offering of 1,750,000 common shares at a price of $23.50 per share. The net proceeds of approximately $38.9 million were applied to reduce debt.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") that currently owns, or is a joint venture partner in, 85 multifamily properties containing 16,818 suites located in Ohio, Michigan, Indiana and Western Pennsylvania.

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

          Financing:
               The Company utilizes borrowing under a $75 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowing and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 125 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 15 basis points and 25 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1997 and the Company has the option to extend the facility for an additional one year period. At June 30, 1997, $73.5 million was drawn on the Line of Credit with a weighted average interest rate of 7.1%.

               Sixty-seven of the Company's 78 wholly owned properties were unencumbered at June 30, 1997 with annualized earnings before interest, depreciation and amortization of over $46.3 million and a historical cost basis of over $409.6 million. During the quarter ended June 30, 1997, the Company repaid mortgaged debt in the aggregate amount of $14.7 million, with a stated weighted average interest rate of 10%, that was secured by three of the Company's wholly owned properties. The Company utilized borrowings under the Line of Credit to repay these mortgages. Unsecured debt, which totaled $230.8 million at June 30, 1997, consisted of $72.5 million in Medium-Term Notes, Senior Notes of $84.8 million and amounts drawn on the Line of Credit of $73.5 million.

               The remaining 11 of the Company's wholly owned properties, having a historical cost basis of $95.6 million, were encumbered by secured property specific debt of $60.5 million at June 30, 1997. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.9 million at June 30, 1997. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.65% at June 30, 1997.

               During the quarter ending June 30, 1997, the Company issued a $15 million Medium-Term Note (or "MTN") under its $75 million MTN Program. The MTN bears interest at 7.82% over a 10-year term. The net proceeds to the Company of $14.9 million were applied to amounts outstanding under the Line of Credit.

          Registration statements filed in connection with financing:
               The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN Program which replaced the $75 million MTN Program. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

               On July 9, 1997, the Company completed a public offering of 1,750,000 common shares at a price of $23.50 per share. The net proceeds of this offering of $38.9 million, after underwriting discounts and commissions and other offering expenses, were used to repay indebtedness outstanding under the Company's Line of Credit.

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

               During the period January 1, 1997 through June 30, 1997, the Company acquired, in separate purchase transactions, five multifamily properties containing an aggregate of 992 suites and one parcel of land consisting of 10 acres for an aggregate purchase price of $53.5 million, of which $2.6 million represented liabilities assumed. The multifamily properties are located in Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of the acquired properties has been financed primarily with cash on hand made available through the Line of Credit. On August 6, 1997, the Company acquired a 4.5 acre parcel of land adjacent to The Landings at the Preserve, a multifamily property owned by the Company located in Battle Creek Michigan.

               The remainder of the acquisitions, development and dispositions section contains forward-looking statements and certain risks, trends and uncertainties that could cause actual results to vary from those contained in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgements and current knowledge of management. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ materially from those projected include the general economic climate; the supply and demand for multifamily properties in the Great Lakes Region; interest rate levels; the availability of financing and other risks associated with the acquisition, development and disposition of properties, including risks that development or lease-up may not be completed on schedule. Furthermore, there can be no assurances that the Company will be successful in acquiring the multifamily properties and the land parcels under contract as described below.

               The Company is currently under contract to purchase two multifamily properties containing an aggregate of 546 suites and two parcels of undeveloped land containing an aggregate 61 acres for a purchase price of $39.5 million. The two multifamily properties are located in Indianapolis, Indiana and Clinton Township, Michigan, respectively, while the land parcels are located in Ohio and Pennsylvania.

               The Company has two newly constructed multifamily properties in lease-up. Bradford at Easton, a 324 suite property located in Columbus, Ohio had 212 suites completed of which 195 were leased at June 30, 1997 and the 168 suite first phase of The Residence at Barrington, a 288 suite property located in Aurora, Ohio (a city located Southeast of Cleveland), had 76 suites completed of which 74 were leased at June 30, 1997. The Company has also commenced construction at The Village of Western Reserve, a 108 suite property in Streetsboro, Ohio (also located
          Southeast of Cleveland) and a 120 suite expansion to Georgetown Park Apartments, a multifamily property owned by the Company in Fenton, Michigan. The Bradford at Easton, Barrington Phase I and Western Reserve properties (collectively the "New Construction Properties") are scheduled for completion in the fourth quarter of 1997 and the Georgetown addition in the third quarter of 1998.

               The Company is anticipating the construction of an additional 514 suites (collectively the "Suite Additions") during 1998 on land adjacent to multifamily properties currently owned by the Company as follows:

                  Property                      Location         Suites
   Arbor Landings Apartments II          Ann Arbor, Michigan       160
   The Residence at Barrington, Phase II Aurora, Ohio              120
   Georgetown Park Apartments III        Fenton, Michigan          120
   Aspen Lakes II                        Grand Rapids, Michigan    114
                                                   Total Suites    514

               The Company estimates the total cost of the New Construction Properties and the Suite Additions (a total of 1,114 suites) will be approximately $73.2 million, of which $34.3 million has been incurred through June 30, 1997, including land costs of $7.5 million.

               The Company also owns approximately 63.5 acres of land, adjacent to multifamily properties currently owned by the Company, on which approximately 640 suites are planned for development. Through June 30, 1997, the Company has incurred approximately $1.8 million in preliminary development and land costs for these and other planned development projects.

               The Company is exploring opportunities to dispose of several of its multifamily properties and has received an expression of interest from various prospective buyers. In addition, the Company has determined that a 90 acre parcel of land, which was one of the assets acquired by the Company at the time of the Company's initial public offering of common shares (the "IPO") that is presently zoned for office and industrial use, will not be rezoned for multifamily use. The Company intends to sell the property.

          Dividends
               On June 6, 1997, the Company declared a dividend of $0.465 per common share for the quarter ending June 30, 1997, which was paid on August 1, 1997 to shareholders of record on July 15, 1997. On May 8, 1997, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares"), which was paid on June 16, 1997 to shareholders of record on June 2, 1997.

          Cash flow sources and applications:
               Net cash provided by operating activities decreased $0.2 million to $13.3 million from $13.5 million for the six-months ended June 30, 1997 when compared with the six-months ended June 30, 1996. This decrease was primarily the result of the application of cash flow from operating activities to the reduction of accounts payable and accrued expenses, and an increase in accounts receivable from affiliates.

               Net cash flows used for investing activities of $70.8 million for the six-months ended June 30, 1997 were primarily used for the acquisition of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $56.4 million for the six-months ended June 30, 1997 were primarily comprised of borrowings on the Line of Credit and the issuance of MTN's. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares.

          RESULTS OF OPERATIONS
          Comparison of the three-months ended June 30, 1997 to the three-months ended June 30, 1996

               Overall, total revenue increased $3,397,400 or 14.5% and total expenses before the extraordinary item and the net income of the joint ventures increased $3,076,400 or 16.5% for the quarter. Net income applicable to common shares before the extraordinary item increased $432,700 or 12.2%, after dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the three-months ended June 30, 1997 to the three-months ended June 30, 1996, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 35 properties acquired prior to April 1, 1996 and the acquisition of the remaining 50% interest in a property in which the company was a joint venture partner at the time of the IPO. Acquired Properties refers to the eight properties acquired between April 1, 1996 and June 30, 1997.

               During the three-months ended June 30, 1997, the Acquired Properties generated total revenues of $2,643,500 while incurring property, operating and maintenance expenses of $902,970.

          Rental Revenues:
               Rental revenues increased $3,091,400 or 14.2% for the quarter. The majority of this increase is attributable to an increase in rental revenues from the Acquired Properties of $2,609,000 for the same period. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $482,400 or 2.2% increase in rental revenue from these properties. Retroactive revenue increases related to budget based Government-Assisted Properties are recognized based on the applications submitted to the U.S. Department of Housing and Urban Development.

          Other Revenues:
               Painting service revenue and painting service revenue - affiliates decreased $191,500 or 35.5% for the quarter and reflects a decrease in revenue generated from suite painting and major renovation projects when compared to the previous quarter. The decrease in painting service and painting service revenue - affiliates was partially offset by a decrease in painting service expenses as discussed elsewhere herein.

               Other revenues increased $521,800 primarily due to (i) refunds of prior years real estate taxes of $308,400 resulting from successful challenges to the property values used to assess real estate taxes at six multifamily properties and (ii) interest income of $102,000 on amounts advanced to entities managed by the Company. The balance of the increase relates to interest income earned on the Company's investments and late charges assessed to residents.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $1,564,300 or 17.5% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $899,500 for the quarter due primarily to the operating and maintenance expenses incurred at the eight properties acquired between April 1, 1996 and June 30, 1997. Property operating and maintenance expenses at the Core Portfolio Properties increased $664,800, or 7.5% when compared to the prior three month period primarily due to increases in payroll, utilities, building and grounds repairs and maintenance and other operating expenses. The increase in utility expenses was primarily the result of a 30% rate increase in the cost of natural gas. Payroll expense increased due to (i) overtime and temporary labor costs incurred in preparing suites for market, (ii) annual wage increases, and (iii) staff additions. Building and grounds repairs and maintenance expenses increased primarily as a result of an increase in suite make ready costs such as cleaning, painting, carpet cleaning and replacement and appliance replacements. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $128 per suite for the three-months ended June 30, 1997 as compared to $110 per suite for the three-months ended June 30, 1996.

          Other expenses:
               Depreciation and amortization increased $749,600 or 19.8% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               Painting service expenses decreased $180,500 or 38.1% for the quarter. This decrease was primarily the result of a decline in payroll related expenses attributable to the decreased sales activity of the painting company.

               Interest expense increased $943,000 or 24.2% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit and MTN's that were used for the acquisition of properties.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $1,371,100.

          RESULTS OF OPERATIONS
          Comparison of the six-months ended June 30, 1997 to the six-months ended June 30, 1996

               Overall, total revenue increased $6,271,400 or 13.8% and total expenses before the extraordinary item and net income off the joint ventures increased $5,491,700 or 15.4% for the six month period. Net income applicable to common shares before the extraordinary item increased $867,100 or 12.4%, after dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the six-months ended June 30, 1997 to the six-months ended June 30, 1996, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 32 properties acquired prior to January 1, 1996 and the acquisition of the remaining 50% interest in a property in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 11 properties acquired between January 1, 1996 and June 30, 1997.

               During the six-months ended June 30, 1997, the Acquired Properties generated total revenues of $6,907,300 while incurring property, operating and maintenance expenses of $2,583,600.

          Rental Revenues:
               Rental revenues increased $5,691,500 or 13.4% for the six month period. The majority of this increase is attributable to an increase in rental revenues from the Acquired Properties of $5,123,700 for the same period. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $567,800 or 1.4% increase in rental revenue from these properties. Retroactive revenue increases related to budget based Government-Assisted Properties are recognized based on the applications submitted to the U.S. Department of Housing and Urban Development.

          Other Revenues:
               Other revenues increased $542,000 primarily due to (i) refunds of prior years real estate taxes of $308,400 resulting from successful challenges to the property values used to assess real estate taxes at six multifamily properties and (ii) interest income of $102,000 on amounts advanced for major renovation programs to entities managed by the Company. The balance of the increase relates to interest income earned on the Company's investments and late charges assessed to residents.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $1,564,300 or 17.5% for the six month period. Operating and maintenance expenses at the Acquired Properties increased $1,950,200 for the six month period due primarily to the operating and maintenance expenses incurred at the 11 properties acquired between January 1, 1996 and June 30, 1997. Property operating and maintenance expenses at the Core Portfolio

          Properties increased $289,400 or 1.7% when compared to the prior six month period primarily due to increases in payroll and utilities which were offset by decreases in real estate taxes, insurance, advertising and other operating expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $186 per suite for the six-months ended June 30, 1997 as compared to $180 per suite for the six-months ended June 30, 1996.

          Other expenses:
               Depreciation and amortization increased $1,528,500 or 20.8% for the six month period primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               General and administrative expenses increased $247,400 or 8.6% for the six month period. This increase is primarily attributable to payroll and payroll related expenses as the Company continues to develop a team of professionals to provide hands-on attention to the Company's expanding portfolio of assets.

               Interest expense increased $1,504,600 or 20.4% for the half primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit and MTN's that were used for the acquisition of properties.

          Extraordinary item:
               The extraordinary item of $1,043,446 recognized during 1997 relates to the write-off of a portion of the liabilities assumed with respect to certain multifamily properties acquired by the Company which related to the difference between the stated interest rate and the effective interest rate on mortgage indebtedness assumed. The mortgage indebtedness assumed upon the acquisition of these properties was repaid in 1997.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $2,742,200.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures increased $111,680 or 74.1% and $87,350 or 65.6% for the three- and six-months ended June 30, 1997 and 1996, respectively. These increases are primarily attributable to an increase in net collected rents as occupancies increased at the joint venture properties and a reduction in property operating and maintenance expenses.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three- and six-months ended June 30, 1997 and 1996.



                                          For the three-months       For the six-months
                                              ended June 30,            ended June 30,
                                             1997        1996          1997        1996

   Beneficial interests in joint
     venture operations
       Rental revenue                    $1,684,070  $1,662,690    $3,308,630  $3,305,290
       Cost of operations                   852,880     937,270     1,949,220   2,020,310
                                            831,190     725,420     1,359,410   1,284,980
       Interest income                        6,080       5,540        12,520       9,230
       Interest expense                    (441,650)   (446,610)     (884,870)   (894,370)
       Depreciation                        (120,900)   (120,660)     (241,760)   (241,890)
       Amortization                         (12,400)    (13,050)      (24,820)    (24,820)
       Net income                        $  262,320  $  150,640    $  220,480  $  133,130

          Outlook

               The following three paragraphs contain forward-looking statements and certain risks, trends and uncertainties could cause actual results to vary from those contained in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge of management. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

               Approximately 54% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a fifty mile radius of Akron. In Central Ohio, which accounts for 26% of the Company's multifamily properties, Columbus is the 30th largest metropolitan area in the U.S. based on population. Population in the Central Ohio region grew 7.6% from 1990 to 1996, ranking it 25th among the top 50 fastest growing metropolitan areas in the U.S., according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best apartment investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio, which comprises 11% of the Company's multifamily properties, is located in eight separate markets each having a stable population and employment outlook.

               Permitting activity in Indianapolis has been increasing but at a slower pace in the past two months. Thus far, the competition in this market has not had any real effect on the Company's multifamily property located in Indianapolis. Though there are signs of excess multifamily apartment capacity in the Columbus, Ohio market attributable to a number of newly constructed properties that are at or near completion, supply of multifamily apartments has remained fairly consistent with demand. While an excess capacity of multifamily apartments may have a short-run impact on the Company's multifamily properties located in the Columbus, Ohio vicinity, including the impact of the successful lease-up at Bradford at Easton on the rest of the northeast Columbus, Ohio market, the estimated demand for multifamily apartments currently exceeds the annualized permit issuance. There does not appear to be any significant permitting activity in the Northeast Ohio, Toledo or Michigan markets in which the Company is operating multifamily apartment properties.

               With an average economic occupancy for the Core Portfolio market-rate properties over 94.6%, and favorable market conditions, it would appear that opportunities exist for continued rental growth at the Company's market-rate properties. The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio properties will increase as the Company continues to maintain its properties to maximize their earnings potential. Utility expenditures will vary over prior periods as the effect of weather related usage variances and rate variances are factored into the level of utility expense.

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

          Contingencies
               There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury, and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

  The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation.

                                                                                      Year    Average
                                    Date                        Type of      Total  Built or Unit Size
     The Multifamily Properties   Acquired     Location       Construction  Suites   Rehab.   Sq. Ft.

   MARKET RATE
   Acquired Properties
   Central Ohio
   Perimeter Lakes                09/20/96 Dublin           Gdn/Tnhms           189   1992         999
   Oak Bend Commons (a)           05/30/97 Columbus         Garden               90   1997       1,110
   Saw Mill Village               04/22/97 Columbus         Garden              340   1987       1,161
                                                                                619              1,104
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati       Garden              234  1988-90       830

   Indiana
   The Gables at White River      02/06/97 Indianapolis     Garden              228   1991         974

   Michigan
   Aspen Lakes                    09/04/96 Grand Rapids     Garden              144   1992         789
   Spring Brook Apartments        06/20/96 Holland          Gdn/Tnhms           168   1986         818
                                                                                312                805
   Toledo, Ohio
   Hawthorne Hills Apartments     05/14/97 Toledo           Garden               88   1973       1,145
                                                                              1,481                980
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station              02/28/95 Columbus         Townhomes           102   1987       1,344
   Bedford Commons                12/30/94 Columbus         Townhomes           112   1987       1,157
   Bolton Estates                 07/27/94 Columbus         Garden              196   1992         687
   Colony Bay East                02/21/95 Columbus         Garden              156   1994         903
   Heathermoor                    08/18/94 Worthington      Gdn/Tnhms           280   1989         829
   Kensington Grove               07/17/95 Westerville      Gdn/Tnhms/Ranch      76   1995       1,109
   Lake Forest                    07/28/94 Columbus         Garden              192   1994         788
   Muirwood Vllg. at Bennell      03/07/94 Columbus         Ranch               164   1990         769
   Muirwood Vllg. at London       03/03/94 London           Ranch               112   1989         769
   Muirwood Vllg. at Mt. Sterling 03/03/94 Mt. Sterling     Ranch                48   1990         769
   Muirwood Vllg. at Zanesville   03/07/94 Zanesville       Ranch               196  1991-95       769
   Pendleton Lakes East           08/25/94 Columbus         Garden              256  1990-93       899
   Residence at Christopher Wren  03/14/94 Gahanna          Gdn/Tnhms           264   1993       1,062

   Residence at Turnberry         03/16/94 Pickerington     Gdn/Tnhms           216   1991       1,182
   Sheffield at Sylvan            03/03/94 Circleville      Ranch               136   1989         791
   Sterling Park                  08/25/94 Grove City       Garden              128   1994         763
   The Residence at Newark        03/03/94 Newark           Ranch               112  1993-94       868
   The Residence at Washington    02/01/96 Wash. Ct. House  Ranch                72   1995         862
   Wyndemere                      09/21/94 Franklin         Ranch               128  1991-95       768
                                                                              2,946                897
   Northeastern Ohio
   Bay Club                       IPO      Willowick        Garden               96   1990         925
   Colonnade West                 IPO      Cleveland        Townhomes           216   1964         502
   Cultural Gardens               IPO      Euclid           Mid Rise            186   1966         688
   Edgewater Landing              04/20/94 Cleveland        High Rise           241  1988 r        585
   Gates Mills III                IPO      Mayfield Hts.    High Rise           320   1978         874
   Holly Park                     IPO      Kent             Garden              192   1990         875
   Huntington Hills               IPO      Stow             Townhomes            85   1982         976
   Mallard's Crossing             02/16/95 Medina           Garden              192   1990         998
   Memphis Manor                  IPO      Cleveland        Garden              120   1966         554
   Park Place                     IPO      Parma Hts.       Mid Rise            164   1966         760
   Pinecrest                      IPO      Broadview Hts.   Garden               96  1965 r        598
   Portage Towers                 IPO      Cuyahoga Falls   High Rise           376   1973         869
   Somerset West (b)              IPO      North Royalton   Gdn/Tnhms           197   1982       1,038
   The Triangle (c)               IPO      Cleveland        High Rise           273   1989         616
   Timbers                        IPO      Broadview Hts.   Garden               96  1987-89       930
   Villa Moderne                  IPO      North Olmsted    Garden              135   1963         504
   Washington Manor               07/01/94 Elyria           Garden              120  1963-64       541
   West Park Plaza                IPO      Cleveland        Garden              118   1964         520
   Westchester Townhouses         IPO      Westlake         Townhomes           136   1989       1,000



                                      For the three months ending        For the three months ending
                                             June 30, 1997                      June 30, 1996
                                   Average             Average Rent   Average              Average Rent
                                   Economic  Physical      Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite Sq. Ft.

   MARKET RATE
   Acquired Properties
   Central Ohio
   Perimeter Lakes                  93.4%    96.8%    $ 716   $ 0.72      N/A       N/A     N/A    N/A
   Oak Bend Commons (a)              N/A      N/A       N/A      N/A      N/A       N/A     N/A    N/A
   Saw Mill Village                  N/A     94.1       N/A      N/A      N/A       N/A     N/A    N/A
                                    93.4%    95.8%      N/A      N/A      N/A       N/A     N/A    N/A
   Cincinnati, Ohio
   Remington Place Apartments       84.8%    89.7%    $ 640   $ 0.77      N/A       N/A     N/A    N/A

   Indiana
   The Gables at White River        87.5%    91.2%    $ 719   $ 0.74      N/A       N/A     N/A    N/A

   Michigan
   Aspen Lakes                      90.7%    91.7%    $ 553   $ 0.70      N/A       N/A     N/A    N/A
   Spring Brook Apartments          99.9     98.8       472     0.58      N/A       N/A     N/A    N/A
                                    95.3%    95.5%    $ 510   $ 0.63      N/A       N/A     N/A    N/A
   Toledo, Ohio
   Hawthorne Hills Apartments        N/A     85.2%    $ 454   $ 0.40      N/A       N/A     N/A    N/A
                                    90.1%    93.5%    $ 639   $ 0.72      N/A       N/A     N/A    N/A
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                90.2%    86.3%    $ 684   $ 0.51    100.0%    97.1%   $ 654  $ 0.49
   Bedford Commons                  95.5     97.3       753     0.65    100.0     99.1      713    0.62
   Bolton Estates                   95.5     92.3       462     0.67     94.7     96.4      456    0.66
   Colony Bay East                  93.4     98.7       515     0.57     97.2    100.0      485    0.54
   Heathermoor                      98.1     98.6       543     0.66     99.4     98.6      526    0.63
   Kensington Grove                 93.6     97.4       776     0.70     96.5     98.7      751    0.68
   Lake Forest                      94.8     94.8       550     0.70     94.7     96.4      532    0.68
   Muirwood Vllg. at Bennell        94.5     93.9       492     0.64     98.2     97.0      477    0.62
   Muirwood Vllg. at London         96.5     99.1       502     0.65     99.4     93.8      490    0.64
   Muirwood Vllg. at Mt. Sterling   99.6     97.9       499     0.65     95.4     91.7      483    0.63
   Muirwood Vllg. at Zanesville     95.8     92.3       524     0.68    100.0     98.0      507    0.66
   Pendleton Lakes East             92.7     96.5       514     0.57     98.2     99.6      499    0.56
   Residence at Christopher Wren    93.5     97.0       729     0.69     96.6     97.7      704    0.66
   Residence at Turnberry           93.4     94.9       741     0.63     93.6     92.1      719    0.61
   Sheffield at Sylvan              97.4     97.8       503     0.64     97.3     96.3      499    0.63

   Sterling Park                    97.9     96.1       547     0.72     97.7     95.3      528    0.69
   The Residence at Newark          94.7     93.8       556     0.64     99.1     95.5      534    0.62
   The Residence at Washington      97.0     94.4       539     0.63     99.4     95.8      512    0.59
   Wyndemere                        97.2     91.4       531     0.69     99.9     97.7      520    0.68
                                    95.0%    95.4%    $ 576   $ 0.64     97.7%    97.0%   $ 557  $ 0.62
   Northeastern Ohio
   Bay Club                        100.0%   100.0%    $ 623   $ 0.67     98.8%    97.9%   $ 612  $ 0.66
   Colonnade West                   93.4     94.9       403     0.80     96.7     95.8      392    0.78
   Cultural Gardens                 94.6     96.8       502     0.73     96.0     96.2      487    0.71
   Edgewater Landing                95.8     95.0       415     0.71     98.2     97.5      409    0.70
   Gates Mills III                  95.2     97.8       711     0.81     96.8     96.9      653    0.75
   Holly Park                       97.0     95.8       654     0.75     94.6     97.4      695    0.79
   Huntington Hills                 98.2     98.8       649     0.66     95.3     94.1      637    0.65
   Mallard's Crossing               98.2     96.4       689     0.69     99.8     95.8      664    0.67
   Memphis Manor                    91.1     93.3       442     0.80     97.8     96.7      435    0.79
   Park Place                       96.3     94.5       534     0.70     96.7     98.2      520    0.68
   Pinecrest                        93.4     95.8       460     0.77     95.8     94.8      452    0.76
   Portage Towers                   86.7     93.6       570     0.66     96.5     92.6      549    0.63
   Somerset West (b)                93.7     95.9       687     0.66     92.1     94.4      685    0.66
   The Triangle (c)                 97.8     97.8       899     1.46     98.4     98.9      848    1.38
   Timbers                          95.0     96.9       699     0.75     94.5     94.8      671    0.72
   Villa Moderne                    95.1     97.8       439     0.87     95.0     94.1      422    0.84
   Washington Manor                 97.5     96.7       383     0.71     97.4     94.2      370    0.68
   West Park Plaza                  96.4     95.8       427     0.82     99.2     94.9      416    0.80
   Westchester Townhouses           93.9    100.0       750     0.75     93.0     90.4      759    0.7


                                                                                     Year    Average
                                     Date                        Type of    Total  Built or Unit Size
      The Multifamily Properties   Acquired     Location      Construction Suites   Rehab.   Sq. Ft.

   Westlake Townhomes              IPO      Westlake          Townhomes          7   1985       1,000
   Williamsburg at Greenwood Vllg. 02/18/94 Sagamore Hills    Townhomes        260   1990         938
   Winchester Hills I  (d)         IPO      Willoughby Hills  High Rise        362   1972         822
   Winchester Hills II             IPO      Willoughby Hills  High Rise        362   1979         822
                                                                             4,350                782
   Michigan
   Arbor Landings Apartments       01/20/95 Ann Arbor         Garden           168   1990       1,116
   Central Park Place              12/29/94 Grand Rapids      Garden           216   1988         850
   Country Place Apartments        06/19/95 Mt. Pleasant      Garden           144   1988         859
   Georgetown Park Apartments      12/28/94 Fenton            Garden           360  1987-96     1,005
   The Landings at the Preserve    09/21/95 Battle Creek      Garden           190  1990-91       952
   The Oaks and Woods at Hampton   08/08/95 Rochester Hills   Gdn/Tnhms        544  1986-88     1,050
   Summer Ridge Apartments         04/01/96 Kalamazoo         Garden           248  1989-91       960
                                                                             1,870                988
   Toledo, Ohio
   Cloisters                       09/14/95 Toledo            Townhomes        188   1990       1,037
   Kensington Vllg.                09/14/95 Toledo            Gdn/Tnhms        190  1985-90       920
   Treetops                        09/14/95 Toledo            Townhomes        128  1988-89     1,350
   Vantage Villa                   10/30/95 Toledo            Garden           150   1974         935
                                                                               656              1,041
   Pennsylvania
   Chestnut Ridge                  03/01/96 Pittsburgh        Garden           468   1986         769
                                                                            10,290                868
   GOVERNMENT ASST.-ELDERLY
   Ellet Development               IPO      Akron             High Rise        100   1978         589
   Hillwood I                      IPO      Akron             High Rise        100   1976         570
   Puritas Place (e)               IPO      Cleveland         High Rise        100   1981         518
   Riverview                       IPO      Massillon         High Rise         98   1979         553
   State Road Apartments           IPO      Cuyahoga Falls    Garden            72  1977 r        750
   Statesman II                    IPO      Shaker Heights    Garden            47  1987 r        796
   Sutliff Apartments II           IPO      Cuyahoga Falls    High Rise        185   1979         577
   Tallmadge Acres                 IPO      Tallmadge         Mid Rise         125   1981         641
   Twinsburg Apartments            IPO      Twinsburg         Garden           100   1979         554
   Village Towers                  IPO      Jackson Twp.      High Rise        100   1979         557
   West High Apartments            IPO      Akron             Mid Rise          68  1981 r        702
                                                                             1,095                602
   GOVERNMENT ASST.-FAMILY

   Jennings Commons                IPO      Cleveland         Garden            50   1981         823
   Rainbow Terrace                 IPO      Cleveland         Garden           484  1982 r        768
   Shaker Park Gardens II          IPO      Warrensville      Garden           151   1964         753
                                                                               685                769
                                                                             1,780                666
   CONGREGATE CARE
   Gates Mills Club                IPO      Mayfield Heights  High Rise        120   1980         721
   The Oaks                        IPO      Westlake          Garden            50   1985         672
                                                                               170                707
      Wholly owned core portfolio                                           12,240                837

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                       IPO      Euclid            High Rise        738   1968         803
   College Towers                  IPO      Kent              Mid Rise         380   1969         662
   Euclid House                    IPO      Euclid            Mid Rise         126   1969         654
   Gates Mills Towers              IPO      Mayfield Hts.     High Rise        760   1969         856
   Highland House                  IPO      Painesville       Garden            36   1964         539
   Watergate                       IPO      Euclid            High Rise        949   1971         831
                                                                             2,989                789
   Government Asst.-Family
   Lakeshore Vllg.                 IPO      Cleveland         Garden           108   1982         786
                                                                             3,097                789
        Core                                                                15,337                833
        Portfolio average                                                   16,818                847



                                       For the three months ending         For the three months ending
                                              June 30, 1997                       June 30, 1996
                                    Average             Average Rent    Average              Average Rent
                                    Economic  Physical       Per        Economic  Physical       Per
      The Multifamily Properties   Occupancy Occupancy  Suite  Sq. Ft. Occupancy Occupancy  Suite Sq. Ft.

   Westlake Townhomes                95.1    100.0        791     0.79    100.0    100.0      761    0.76
   Williamsburg at Greenwood Vllg.   91.7     93.8        859     0.92     97.2     95.8      795    0.85
   Winchester Hills I  (d)           90.4     95.0        573     0.70     93.6     92.0      557    0.68
   Winchester Hills II               86.6     92.5        609     0.74     92.7     93.6      592    0.72
                                     93.6%    95.7%     $ 607   $ 0.78     96.0%    95.2%   $ 588  $ 0.75
   Michigan
   Arbor Landings Apartments         97.3%    97.0%     $ 841   $ 0.75     98.1%    97.6%   $ 816  $ 0.73
   Central Park Place                96.0     96.8        605     0.71     96.0     89.8      610    0.72
   Country Place Apartments          94.8     95.1        520     0.61    100.0     99.3      494    0.58
   Georgetown Park Apartments        94.6     93.9        673     0.67     95.7     96.8      660    0.66
   The Landings at the Preserve      94.0     94.7        675     0.71     96.3     95.8      648    0.68
   The Oaks and Woods at Hampton     95.4     95.4        801     0.76    100.0     98.0      758    0.72
   Summer Ridge Apartments           95.8     98.4        674     0.70     96.1     92.7      664    0.69
                                     95.4%    95.7%     $ 706   $ 0.71     98.1%    95.9%   $ 684  $ 0.69
   Toledo, Ohio
   Cloisters                         97.1%    95.2%     $ 529   $ 0.51     91.7%    95.2%   $ 504  $ 0.49
   Kensington Vllg.                  96.7     97.4        451     0.49     94.1     95.8      434    0.47
   Treetops                          97.8     96.9        735     0.54     97.0     95.3      716    0.53
   Vantage Villa                     95.2     93.3        599     0.64     93.8     94.0      573    0.61
                                     96.8%    95.7%     $ 563   $ 0.54     94.1%    95.1%   $ 541  $ 0.52
   Pennsylvania
   Chestnut Ridge                    98.3%    97.2%     $ 702   $ 0.91     86.2%    91.0%   $ 676  $ 0.88
                                     94.7%    95.7%     $ 618   $ 0.71     96.3%    95.7%   $ 597  $ 0.69
   GOVERNMENT ASST.-ELDERLY
   Ellet Development                100.0%   100.0%     $ 587    $1.00    100.0%   100.0%   $ 585   $ .99
   Hillwood I                       100.0    100.0        596     1.05    100.0    100.0      596    1.05
   Puritas Place (e)                 99.6    100.0        782     1.51     99.9     97.0      782    1.51
   Riverview                        100.0    100.0        591     1.07    100.0    100.0      591    1.07
   State Road Apartments             99.6    100.0        596     0.79    100.0    100.0      599    0.80
   Statesman II                      98.8     97.9        651     0.82    100.0    100.0      650    0.82
   Sutliff Apartments II            100.0    100.0        586     1.02    100.0    100.0      586    1.02
   Tallmadge Acres                  100.0    100.0        658     1.03    100.0    100.0      658    1.03
   Twinsburg Apartments             100.0    100.0        603     1.09    100.0    100.0      606    1.09
   Village Towers                   100.0    100.0        579     1.04     99.5    100.0      579    1.04
   West High Apartments             100.0    100.0        790     1.13    100.0    100.0      786    1.12
                                    100.0%    99.9%     $ 631   $ 1.05    100.0%    99.7%   $ 631  $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons                 100.0%   100.0%     $ 674   $ 0.82    100.0%   100.0%   $ 674  $ 0.82

   Rainbow Terrace                   99.2     98.1        773     1.01     98.4     97.3      708    0.92
   Shaker Park Gardens II           100.0    100.0        531     0.71     99.8     98.7      531    0.71
                                     99.4     98.7        713     0.93     98.8     97.8      667    0.87
                                     99.8%    99.4%     $ 662   $ 0.99     99.6%    99.0%   $ 645  $ 0.97
   CONGREGATE CARE
   Gates Mills Club                  97.9%    99.2%     $ 813   $ 1.13     96.3%    97.5%   $ 758  $ 1.05
   The Oaks                          97.0    100.0        981     1.46     96.5     90.0      956    1.42
                                     97.6     99.4        862     1.22     96.3     95.3      817    1.16
      Wholly owned core portfolio    95.6%    96.3%     $ 628   $ 0.75     96.8%    96.1%   $ 607  $ 0.73

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                         87.0%    93.4%     $ 480   $ 0.60     89.6%    89.8%   $ 485  $ 0.60
   College Towers                    91.9     93.2        399     0.60     91.9     91.3      404    0.61
   Euclid House                      90.4     92.9        432     0.66     94.5     96.0      431    0.66
   Gates Mills Towers                93.8     98.4        698     0.82     96.8     98.2      654    0.76
   Highland House                    99.7     97.2        406     0.75     98.6     94.4      392    0.73
   Watergate                         92.8     96.1        541     0.65     91.0     92.2      531    0.64
                                     91.8%    95.5%     $ 533   $ 0.68     92.8%    93.2%   $ 521  $ 0.66
   Government Asst.-Family
   Lakeshore Vllg.                  100.0%   100.0%     $ 669   $ 0.85     99.4%    98.1%   $ 669  $ 0.85
                                     92.3     95.7        539     0.68     93.2     93.4      528    0.67
        Core                         95.3%    96.2%     $ 620   $ 0.74     96.5%    95.6%   $ 600  $ 0.72
        Portfolio average            95.0%    95.9%     $ 619   $ 0.73     96.5%    95.6%   $ 523  $ 0.62




       ______________
       (a)  The recently constructed 90 suites have not yet reached stabilized occupancy.  The Company has entered into a contract to acquire 12 additional suites presently under construction; however, there can be no assurances that the suites will be acquired.
       (b)  Somerset West has 77 Contract Suites and 120 Market-rate suites.
       (c)  The Triangle also contains 63,321 square feet of office/retail space.
       (d)  The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations.  The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments.
       (e)  The property was developed in 1981 subject to a warranty deed provision which states that the assignment of fee simple title of the property to the
            Company shall expire in 2037.
       r =  Rehabilitated

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

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the six month period ended June 30, 1997 and 1996 are summarized in the following table:

                                             For the three months    For the six months
                                                ended June 30,         ended June 30,
   (In thousands)                               1997       1996       1997       1996

   Net income applicable to common shares   $     5,029  $ 3,553   $    8,884 $   6,973

   Depreciation on real estate assets
     Wholly owned properties                      4,212    3,557        8,283     6,886
     Joint venture properties                       121      121          242       242
   Extraordinary item-gain on early
    extinguishment of debt                       (1,043)     -         (1,043)      -
   Funds From Operations                          8,319    7,231       16,366    14,101

   Depreciation - other assets                      152       77          247       146
   Amortization of deferred financing fees          182      164          358       327
   Fixed asset additions                           (117)     (64)        (231)     (179)
   Distributable Cash Flow                  $     8,536  $ 7,408   $   16,740 $  14,395

   Weighted average shares outstanding           15,322   13,872       15,322    13,872
  

                                       PART II

                                  OTHER INFORMATION

                Except to the extent noted below, the items required in
          Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                On May 8, 1997, the Company held its Annual Meeting of Shareholders. The only matter presented to the shareholders for a vote was the election of directors, each to serve a term of one year. The following sets forth the nominees for director and the results of voting:




                         Votes "For"   Votes "Abstained"

   Jeffrey I. Friedman 13,715,094.394       54,620
   Mark L. Milstein    13,715,094.394       54,620
   Jerome Spevack      13,714,392.342       55,322.052
   Albert T. Adams     13,709,444.394       60,270
   Gerald C. McDonough 13,714,184.394       55,530
   Frank E. Mosier     13,715,192.342       54,522.052
   Richard T. Schwarz  13,715,294.394       54,420

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits



                                                               Filed herewith or
                                                                 incorporated
                                                                   herein by
    Number                        Title                            reference

   27        Financial Data Schedule                          Exhibit 27 filed
                                                                herewith.

   10.1      Pledge Agreement dated May 23, 1997 between      Exhibit 10.1 filed
               Jeffrey I. Friedman and the Company.              herewith

   10.2      Secured Promissory Note dated May 23, 1997 in    Exhibit 10.2 filed
               the amount of $1,671,000.00 executed by           herewith
               Jeffrey I. Friedman in favor of the Company.

   10.3      Unsecured Promissory Note dated May 23, 1997 in  Exhibit 10.3 filed
               the amount of $1,671,000.00 executed by           herewith
               Jeffrey I. Friedman in favor of the Company.


                (b)      Reports on Form 8-K

                         None

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ASSOCIATED ESTATES REALTY CORPORATION



          August 8, 1997           /s/ Dennis W.  Bikun
          (Date)                   Dennis W. Bikun, Chief Financial Officer
                                     and Treasurer