Form 10-Q
period 1997-09-30
ASSOCIATED ESTATES REALTY CORP
filed 1997-11-14
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                            Commission File Number 1-12486


                        Associated Estates Realty Corporation
                (Exact name of registrant as specified in its charter)



                                Ohio                      34-1747603
                   (State or other jurisdiction of         (I.R.S.
                   incorporation or organization)          Employer
                                                        Identification
                                                            Number)


              5025 Swetland Court, Richmond Hts., Ohio    44143-1467
              (Address of principal executive offices)    (Zip Code)


          Registrant's telephone number, including area code (216) 261-5000


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


                Number of shares outstanding as of November 14, 1997:
                                  17,072,456 shares

                        ASSOCIATED ESTATES REALTY CORPORATION



                                        INDEX



   PART I  -  FINANCIAL INFORMATION                              Page

    ITEM 1   Financial Statements


             Consolidated Balance Sheets as of September 30,
               1997 and December 31, 1996                          3


             Consolidated Statements of Operations for the three
               and nine month periods ended September 30, 1997
               and 1996                                            4


             Consolidated Statements of Cash Flows for the nine
               month period ended September 30, 1997 and 1996      5


             Notes to Financial Statements                         6


     ITEM 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                11


   PART II  -  OTHER INFORMATION


     ITEM 6  Exhibits and Reports on Form 8-K                     23


   SIGNATURES                                                     24

                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                           September 30,   December 31,
                                                                1997           1996
                                                            (Unaudited)
                           ASSETS
   Real estate assets:
     Land                                                  $ 55,365,438   $  44,241,900
     Buildings and improvements                             528,652,163     430,920,893
     Furniture and fixtures                                  24,228,261      20,286,700
                                                            608,245,862     495,449,493
       Less:  accumulated depreciation                     (125,275,070)   (112,102,829)
                                                            482,970,792     383,346,664
       Construction in progress (including land)             18,213,568      18,516,982
          Real estate, net                                  501,184,360     401,863,646
   Cash and cash equivalents                                  1,852,454       1,286,959
   Restricted cash and investments                            4,912,194       5,625,003
   Accounts and notes receivable:
     Rents                                                     2,332,780      1,569,907
     Affiliates                                              11,867,260       1,784,297
   Deferred charges and prepaid expenses                      6,948,321       5,616,394
                                                           $529,097,369   $ 417,746,206

            LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                           $  58,056,197   $  69,024,253
   Unsecured debt                                           238,536,407     148,788,707
       Total indebtedness                                   296,592,604     217,812,960
   Accounts payable and accrued expenses                     14,333,001      14,361,609
   Dividends payable                                             -            6,895,071
   Resident security deposits                                 4,786,216       4,154,418
   Funds held for non-owned properties                        2,247,385       1,571,219
   Accrued interest                                           3,758,064       2,521,644
   Accumulated losses and distributions of equity
     investees in excess of investment and advances          12,328,894      12,413,087
       Total liabilities                                    334,046,164     259,730,008
   Commitments and contingencies
   Shareholders' equity:
     Preferred shares, Class A cumulative, without
       par value; 3,000,000 shares authorized;
       225,000 issued and outstanding                        56,250,000      56,250,000


     Common shares, without par value, $.10 stated value;
       50,000,000 shares authorized; 17,072,456 and
       15,322,381 issued and outstanding at September 30,
       1997 and December 31, 1996, respectively               1,707,246       1,532,238
     Paid-in capital                                        171,727,738     133,073,035
     Accumulated dividends in excess of net income          (34,633,779)    (32,839,075)
       Total shareholders' equity                           195,051,205     158,016,198
                                                           $529,097,369   $ 417,746,206


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                              For the three months ended For the nine months ended
                                                     September 30,             September 30,
                                                  1997          1996         1997          1996
   Revenues
     Rental                                     $26,154,443 $22,305,674   $74,258,037   $64,717,755
     Property management fees                        98,693     100,128       281,431       292,995
     Property management fees-affiliates            831,431     835,728     2,562,918     2,554,799
     Painting service                               221,570     108,016       484,208       310,163
     Painting service-affiliates                    227,095     368,123       820,311       986,210
     Other                                          522,339     367,083     1,270,704       573,447
                                                 28,055,571  24,084,752    79,677,609    69,435,369
   Expenses
     Property operating and maintenance          11,334,163   9,684,254    31,005,051    27,115,528
     Depreciation and amortization                4,818,185   3,858,100    13,680,669    11,192,067
     Painting services                              401,097     404,694     1,154,075     1,136,784
     General and administrative                   1,325,814   1,153,929     4,402,314     4,032,316
     Interest expense                             4,672,392   4,076,426    13,569,593    11,469,077
      Total expenses                             22,551,651  19,177,403    63,811,702    54,945,772
      Income before equity in net income of
        joint ventures and extraordinary item     5,503,920   4,907,349    15,865,907    14,489,597
     Equity in net income of joint ventures         272,104      76,894       492,586       210,029
     Income before extraordinary item             5,776,024   4,984,243    16,358,493    14,699,626
     Extraordinary items-loss or (gain)
       on early extinguishment of debt               19,733     -          (1,023,713)      -
     Net income                                 $ 5,756,291 $ 4,984,243   $17,382,206   $14,699,626

   Net income applicable to common shares       $ 4,385,186 $ 3,613,138   $13,268,891   $10,586,311

   Per common share:
     Net income before extraordinary item       $       .26 $       .26   $       .77   $       .76
     Net income                                 $       .26 $       .26   $       .83   $       .76
     Dividends paid                             $      .465 $       .45   $     1.395   $      1.35
   Weighted average number of common
     shares outstanding                          17,053,427   13,872,381    15,905,750   13,872,381


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                     (UNAUDITED)

                                                                         1997            1996
   Cash flow from operating activities:
    Net income                                                      $  17,382,206   $  14,699,626
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                    13,680,669      11,192,067
      Gain on extinguishment of debt                                   (1,023,713)         -
      Equity in net income of joint ventures                             (492,588)       (210,030)
      Earnings distributed from joint ventures                            509,228         539,519
      Net change in - Accounts and notes receivable                      (762,873)        212,858
                    - Accounts and notes receivable-affiliates         (6,740,963)        370,215
                    - Accounts payable and accrued expenses            (1,916,246)     (1,902,686)
                    - Other operating assets and liabilities            1,382,030       1,113,205
                    - Restricted cash                                     712,809        (250,762)
                    - Funds held for non-owned properties                 676,166      (3,291,052)
         Total adjustments                                              6,024,519       7,773,334
      Net cash flow provided by operating activities                   23,406,725      22,472,960
   Cash flow from investing activities:
    Loans receivable - affiliate                                       (3,342,000)         -
    Real estate acquired or developed (net of liabilities assumed)   (108,585,330)    (67,029,289)
    Fixed asset additions                                              (1,706,381)       (487,142)
    Contributions to joint ventures                                      (100,833)       (164,378)
      Net cash flow used for investing activities                    (113,734,544)    (67,680,809)
   Cash flow from financing activities:
    Principal payments on mortgage notes                              (19,068,056)     (2,596,657)
    Proceeds from mortgage notes                                        8,100,000          -
    Proceeds from senior and medium-term notes                         50,000,000      27,500,000
    Proceeds from the issuance of common shares, net of
      $2,187,500 of underwriting commissions and $150,306
      of offering expenses                                             38,838,432          -
    Line of Credit borrowings                                         305,600,000     147,450,000

    Line of Credit repayments                                        (265,900,000)   (106,550,000)
    Deferred financing and offering costs                                (606,798)       (762,488)
    Common share dividends paid                                       (21,958,666)    (18,450,267)
    Preferred share dividends paid                                     (4,113,315)     (4,113,315)
    Exercise of stock options                                               1,717         -
      Net cash flow provided by financing activities                   90,893,314      42,477,273
      Increase (decrease) in cash and cash equivalents                    565,495      (2,730,576)
   Cash and cash equivalents, beginning of period                       1,286,959       2,848,285
   Cash and cash equivalents, end of period                         $   1,852,454   $     117,709


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                       UNAUDITED


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties in the Great Lakes Region. At September 30, 1997, the Company owned or was a joint venture partner in 87 multifamily properties containing 17,370 suites. Additionally, the Company managed 40 non-owned properties, 32 of which were multifamily properties containing 7,052 suites and eight of which were commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. Through special purpose entities, collectively referred to as the "Service Companies", the Company provides to both owned and non-owned properties, management, painting and computer services as well as mortgage origination and servicing.

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

          Recent Accounting Pronouncements

               In June 1997, the FASB issued SFAS No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period and other events and circumstances from nonowner sources. The Company does not expect this pronouncement to materially impact the presentation or form of the Company's financial statements.

               In June 1997, the FASB issued SFAS No. 131 - Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement supersedes SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosure.

          Reclassifications

               Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

          2.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

               Construction in progress, including the cost of land, for the development of multifamily properties was $18,213,568 and $18,516,982 at September 30, 1997 and December 31, 1996,
          respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Interest, real estate taxes and insurance aggregating approximately $1,474,000 and $1,394,800 were capitalized during the nine month period ended September 30, 1997 and the year ended December 31, 1996, respectively. The following schedule details construction in progress at September 30, 1997:

                                                   Construction in   Placed in  Construction
           (dollars in thousands)         Number      Progress        Service       Costs     Estimated
                                            of     Land   Building    through     Incurred    Scheduled
                  Property                Suites   Cost      Cost     9/30/97      to Date    Completion

   AURORA, OHIO
     The Residence at Barrington-Phase I    168  $   704  $   6,885 $7,116      $     14,705  1997
     The Residence at Barrington-Phase II   120      982         -       -               982  1998
                                            288    1,686      6,885  7,116            15,687
   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II           160*     650        298      -               948  1998

   COLUMBUS, OHIO
     Bradford at Easton                     324      276      1,700  15,990           17,966  1997

   FENTON, MICHIGAN
      Georgetown Park Apartments III        120*     350        954      -             1,304  1998*

   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II                         114*     402         55      -               457  1998*

   STREETSBORO, OHIO
     The Village of Western Reserve         108      605      2,195     902            3,702  1998

   WESTLAKE, OHIO
     Westlake                               300*     523         85      -               608 1999*

   Other                                    361      674        875      -             1,549 Various
                                          1,775   $5,166  $  13,047 $24,008 (1) $     42,221

               *Estimated

          (1)  Including land of $2,514

               During the period January 1, 1997 through September 30, 1997, the Company acquired, in separate purchase transactions, seven multifamily properties containing an aggregate of 1,532 suites and two parcels of land consisting of 14.5 acres (together the "Acquired Properties") for an aggregate purchase price of $89.7 million, of which $3.7 million represented liabilities assumed. The Acquired Properties are located in Clinton, Michigan; Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of the Acquired Properties has been financed primarily with cash on hand made available through the Line of Credit (as defined herein).

          3.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1996:


                                                 Common
                                   Class A       Shares                    Accumulated
                                 Cumulative     (at $.10                    Dividends
                                  Preferred      stated        Paid-In     In Excess Of
                                   Shares        value         Capital      Net Income       Total

   Balance, Dec. 31, 1996        $ 56,250,000 $ 1,532,238   $ 133,073,035 $(32,839,075)  $ 158,016,198
      Net income                            -           -               -   17,382,206      17,382,206
      Exercise of stock
        options                             -           8          1,709             -           1,717
      Issuance of 1,750,000
        common shares, net of
        underwriters' discounts
        and offering expenses
        of $2,337,806                       -     175,000     38,652,994             -      38,827,994
      Common share
        dividends declared                  -           -              -   (15,063,595)    (15,063,595)
      Preferred share
        dividends declared                  -           -              -    (4,113,315)     (4,113,315)
   Balance, September 30,1997    $ 56,250,000  $ 1,707,246  $ 171,727,738 $(34,633,779)  $ 195,051,205


          4.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable include nonrecourse, fixed and variable rate, project specific loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through August 1, 2018. The balance of the conventional mortgages was $29.5 million and $37.7 million at September 30, 1997 and December 31, 1996, respectively. Three of the four conventional mortgages have a fixed rate and the remaining mortgage has a variable rate.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934 (one property is funded through Industrial Development Bonds). These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through August 1, 2028. The balance of the federally insured mortgages was $28.6 million and $31.3 million at September 30, 1997 and December 31, 1996, respectively. Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets.

          5.   UNSECURED DEBT

          Senior Notes

               Senior Notes with a principal balance of $75 million accrue interest at 8.38% and mature in 2000. Issued at an effective interest rate of 8.48%, the balance of the $75 million senior notes, net of unamortized discounts, was $74.8 million at September 30, 1997 and December 31, 1996. Senior Notes with a principal balance of $10 million accrue interest at 7.10% and mature in 2002.

          Medium-Term Notes Program

               The Company has issued ten Medium-Term Notes (the "MTN's") in the aggregate amount of $92.5 million and $42.5 million at September 30, 1997 and December 31, 1996, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest ranging from 6.18% to 7.82% over terms ranging from two to 30 years. The holders of two MTN's with stated terms of 30 years each may request repayment five and seven years from the issue date of the respective MTN. The weighted average interest rate of the ten MTN's is 6.97%. Six of the MTN's in the aggregate amount of $42.5 million were issued in 1996. Four MTN's in the aggregate amount of $50 million were issued in 1997.

               The Company's current MTN Program provides for the issuance from time to time of up to $102.5 million of MTN's due nine months or more from the date of issue. These MTN's may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date of the MTN. These MTN's can bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At September 30, 1997, $82.5 million of additional MTN borrowings were available under the current program.

          Line of Credit

               During the quarter ending September 30, 1997, the Company reached an agreement with its agent bank to increase its $75 million unsecured credit facility (the "Line of Credit") to $100 million. The Company also negotiated a competitive bid option which could further reduce the pricing on its Line of Credit.
          The revisions are subject to the entire bank group's approval. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to 90% of Distributable Cash Flow, as defined in the agreement, (iii) restrict the use of its borrowings, and (iv) maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. For the nine months ended September 30, 1997, based on the Company's present credit ratings, the LIBOR margin was 125 basis points, fixed in increments of 30, 60, 90, 120 or 180 days or, alternatively, borrowings are at prime rate. An annual commitment fee of 15 to 25 basis points on the average daily unused amount of the facility was paid quarterly in arrears. The Company also exercised its option to extend the line for one additional year through September 1998. At September 30, 1997, $61.2 million was drawn on the Line of Credit.

          6.   RELATED PARTY TRANSACTIONS

               At September 30, 1997, the Company had two notes receivable of equal amounts from the Chairman, President and Chief Executive Officer aggregating $3,342,000 included in accounts and notes receivables - affiliates. The notes were entered into on May 23, 1997 and bear interest, payable quarterly, at the LIBOR rate for a one month interest period with principal due May 1, 2002. One of the notes is collateralized by 150,000 of the Company's common shares.

          7.   PREFERRED AND COMMON SHARES

               On July 2, 1997, the Company completed an offering of 1,750,000 common shares at $23.50 per share. The net proceeds of approximately $38.8 million were applied to reduce debt.

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

               The Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 128 - Earnings Per Share as of December 15, 1997; earlier application is not permitted. SFAS specifies computation, presentation, and disclosure requirements for earnings per share. Assuming the application of the standard to the three and nine month periods ended September 30, 1997 and 1996, earnings per share would not have differed from that presented in the statement of operations.

          9.   PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, (i) the effects of five property acquisitions completed in 1997 and
          (ii) the offering of 1,750,000 common shares. The following unaudited supplemental pro forma operating data for 1996 is presented to reflect, as of January 1, 1996, the effects of: (i) the six property acquisitions completed in 1996, (ii) the offering of 1,450,000 common shares, and (iii) the offering of 1,750,000 common shares, and (iv) the five property acquisitions completed in 1997.


                                                 For the nine months
                                                 ended September 30,
   (In thousands, except per share amounts)        1997      1996

   Revenues                                      $82,502    $78,822
   *Net income                                    17,746     16,474
   *Net income applicable to common shares        13,633     12,361
   *Net income per common shares per share       $   .80    $   .72
     Weighted average common shares outstanding   17,072     17,072

   *Before extraordinary item

               The 1997 and 1996 pro forma financial information does not include the revenue and expenses for Oak Bend Apartments and Waterstone Apartments, properties that were acquired in 1997, for the period January 1, 1997 through the date the properties were acquired by the Company or for the period January 1, 1996 through September 30, 1996, respectively. The revenue and expenses of Oak Bend Apartments and Waterstone Apartments were excluded from the pro forma financial information for the periods mentioned as the properties were under construction for substantially all of the periods prior to their acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          10.  SUBSEQUENT EVENTS

               On October 31, 1997, the Company acquired one multifamily property containing 224 suites in Farmington Hills, Michigan.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") which, at September 30, 1997 owned or was a joint venture partner in, 87 multifamily properties containing 17,370 suites located in Ohio, Michigan, Indiana and Western Pennsylvania (the "Great Lakes Region").

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

          Financing:
               The Company utilizes borrowing under a $100 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Company reached an agreement to increase the total borrowing capacity under the Line of Credit from $75 to $100 million in September 1997. The Company also negotiated a competitive bid option which could further reduce the pricing on its Line of Credit. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowing and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 125 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 15 basis points and 25 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1998. At September 30, 1997, $61.2 million was drawn on the Line of Credit with a weighted average interest rate of 6.98%.

               Seventy of the Company's 80 wholly owned properties were unencumbered at September 30, 1997 with annualized earnings before interest, depreciation and amortization of over $50.8 million and a historical cost basis of over $491.7 million. During the quarter ended September 30, 1997, the Company repaid mortgage debt in the aggregate amount of $2.3 million, with a stated weighted average interest rate of 8.5%, that was secured by one of the Company's wholly owned properties. The Company utilized borrowings under the Line of Credit to repay this mortgage. Unsecured debt, which totaled $238.5 million at September 30, 1997, consisted of $92.5 million in Medium-Term Notes, Senior Notes of $84.8 million and amounts drawn on the Line of Credit of $61.2 million.

               The remaining ten of the Company's wholly owned properties, having a historical cost basis of $90.6 million, were encumbered by secured property specific debt of $58.0 million at September 30, 1997. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.8 million at September 30, 1997. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.55% at September 30, 1997.

               During the quarter ending September 30, 1997, the Company issued a $20 million Medium-Term Note (or "MTN") under its $102.5 million MTN Program. The MTN bears interest at 6.18% over a two-year term. The net proceeds to the Company of $19.95 million were used to repay indebtedness outstanding under the Line of Credit. On July 2, 1997, the Company completed a public offering of 1,750,000 common shares at a price of $23.50 per share (the "Common Share Offering"). The net proceeds of this offering of $38.8 million, after underwriting discounts and commissions and other offering expenses, were used to repay indebtedness outstanding under the Company's Line of Credit.

          Registration statements filed in connection with financing:
               The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants (collectively the "Shelf Securities"). At September 30, 1997, $292.7 million was available under the shelf registration, which includes $82.5 million available under the $102.5 million MTN Program. The Shelf Securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

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

               During the period January 1, 1997 through September 30, 1997, the Company acquired, in separate purchase transactions, seven multifamily properties containing an aggregate of 1,532 suites and two parcels of land consisting of 14.5 acres (the "Acquired Properties") for an aggregate purchase price of $89.7 million, of which $3.7 million represented liabilities assumed. The multifamily properties are located in Clinton, Michigan; Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of the Acquired Properties has been financed primarily with cash on hand made available through the Line of Credit. On October 31, 1997, the Company acquired one multifamily property containing 224 suites located in Farmington Hills, Michigan.

               The remainder of the acquisitions, development and dispositions section contains forward-looking statements and certain risks, trends and uncertainties that could cause actual results to vary from those contained in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgements and current knowledge of management. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ materially from those projected include the general economic climate; the supply and demand for multifamily properties in the Great Lakes Region; interest rate levels; the availability of financing and other risks associated with the acquisition, development and disposition of properties, including risks that development, lease-up or disposition may not be completed on schedule.

               The Company has three newly constructed multifamily properties in lease-up. Bradford at Easton, a 324 suite property located in Columbus, Ohio had 280 suites completed of which 239 were leased at September 30, 1997, the 168 suite first phase of The Residence at Barrington, a 288 suite property located in Aurora, Ohio (a city located Southeast of Cleveland), had 82 suites completed and 188 suites leased at September 30, 1997 and The Village of Western Reserve, a 108 suite property in Streetsboro, Ohio (also located Southeast of Cleveland) which had 14 suites completed and 46 suites leased at September 30, 1997. The Company has also commenced construction on a 120 suite expansion to Georgetown Park Apartments, a multifamily property owned by the Company in Fenton, Michigan. The Bradford at Easton, Barrington Phase I and Western Reserve properties (collectively the "New Construction Properties") are scheduled for completion in the fourth quarter of 1997 and the Georgetown addition is estimated to be completed in the third quarter of 1998.

               The Company is anticipating the construction of an estimated additional 514 suites (collectively the "Suite Additions") during 1998, on land adjacent to multifamily properties currently owned by the Company as follows:


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

               The Company estimates the total cost of the New Construction Properties and the Suite Additions (a total of 1,114 suites) will be approximately $73.2 million, of which $40.1 million has been incurred through September 30, 1997, including land costs of $7.5 million.

               The Company also owns approximately 63.5 acres of land, adjacent to multifamily properties currently owned by the Company, on which approximately 661 suites are planned for development. Through September 30, 1997, the Company has incurred approximately $2.1 million in preliminary development and land costs for these and other planned development projects.

               The Company is exploring opportunities to dispose of several of its multifamily properties and has received an expression of interest from various prospective buyers. In addition, the Company has determined that a 90 acre parcel of land, which was one of the assets acquired by the Company at the time of the Company's initial public offering of common shares (the "IPO") that is presently zoned for office and industrial use, will not be rezoned for multifamily use. The Company has entered into a contract for the sale of the property and has been advised by the buyer that it is their intent to consummate their acquisition of the property in 1997.

          Dividends:
               On October 1, 1997, the Company declared a dividend of $0.465 per common share for the quarter ending September 30, 1997, which was paid on October 31, 1997 to shareholders of record on October 15, 1997. On August 27, 1997, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares"), which was paid on September 15, 1997 to shareholders of record on September 5, 1997.

          Cash flow sources and applications:
               Net cash provided by operating activities increased $0.9 million to $23.4 million from $22.5 million for the nine-months ended September 30, 1997 when compared with the nine-months ended September 30, 1996. This increase was primarily the result of the increase in cash flow from operations resulting from the Acquired Properties and increasing operating cash flow from the Core Portfolio Properties.

               Net cash flows used for investing activities of $113.7 million for the nine-months ended September 30, 1997 were primarily used for the acquisition of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $90.9 million for the nine-months ended September 30, 1997 were primarily comprised of borrowings on the Line of Credit, the issuance of MTN's and the Common Share Offering. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares.

          RESULTS OF OPERATIONS
          Comparison of the three-months ended September 30, 1997 to the three-months ended September 30, 1996

               Overall, total revenue increased $3,970,800 or 16.5% and total expenses before the extraordinary item and the net income of the joint ventures increased $3,374,200 or 17.6% for the quarter. Net income applicable to common shares before the extraordinary item increased $791,800 or 21.9%, after dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the three-months ended September 30, 1997 to the three-months ended September 30, 1996, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 36 properties acquired prior to July 1, 1996 and the acquisition of the remaining 50% interest in a property in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the nine properties acquired between April 1, 1996 and September 30, 1997.

               During the three-months ended September 30, 1997, the Acquired Properties generated total revenues of $3,468,100 while incurring property, operating and maintenance expenses of $1,312,300.

          Rental Revenues:
               Rental revenues increased $3,848,800 or 17.3% for the quarter. The majority of this increase is attributable to an increase in rental revenues from the Acquired Properties of $3,343,200 for the same period. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $505,600 or 2.3% increase in rental revenue from these properties. Retroactive revenue increases related to budget based Government-Assisted Properties are recognized based on the applications submitted to the U.S. Department of Housing and Urban Development.

          Other Revenues:
               Other revenues increased $122,050 primarily due to interest income earned on amounts advanced to entities managed by the Company.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $1,649,900 or 17.0% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $1,284,000 for the quarter due primarily to the operating and maintenance expenses incurred at the nine properties acquired between April 1, 1996 and September 30, 1997. Property operating and maintenance expenses at the Core Portfolio Properties increased $365,900, or 3.8% when compared to the prior three-month period primarily due to increases in payroll, building and grounds repair and maintenance and other operating expenses. Payroll expense increased due to (i) overtime and temporary labor costs incurred in preparing suites for market, (ii) annual wage increases, and
          (iii) staff additions. Building and grounds repair and maintenance expenses increased primarily as a result of an increase in suite make ready costs such as cleaning, painting, carpet cleaning and replacement and appliance replacements.
          Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $159 per suite for the three-months ended September 30, 1997 as compared to $154 per suite for the three-months ended September 30, 1996.

          Other expenses:
               Depreciation and amortization increased $960,100 or 24.9% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               General and administrative expenses increased $171,900 or 14.9% for the nine-month period. This increase is primarily attributable to payroll and payroll related expenses as the Company continues to develop a team of professionals to provide hands-on attention to the Company's expanding portfolio of assets.

               Interest expense increased $596,000 or 14.6% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit and MTN's that were used for the acquisition of properties.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $1,371,100.

          RESULTS OF OPERATIONS
          Comparison of the nine-months ended September 30, 1997 to the nine-months ended September 30, 1996

               Overall, total revenue increased $10,242,200 or 14.8% and total expenses before the extraordinary items and net income of the joint ventures increased $8,865,900 or 16.1% for the nine-month period. Net income applicable to common shares before the extraordinary items increased $1,658.900 or 15.7%, after dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the nine-months ended September 30, 1997 to the nine-months ended September 30, 1996, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 32 properties acquired prior to January 1, 1996 and the acquisition of the remaining 50% interest in a property in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 13 properties acquired between January 1, 1996 and September 30, 1997.

               During the nine-months ended September 30, 1997, the Acquired Properties generated total revenues of $12,200,000 while incurring property, operating and maintenance expenses of $4,626,300.

          Rental Revenues:
               Rental revenues increased $9,540,300 or 14.7% for the nine-month period. The majority of this increase is attributable to an increase in rental revenues from the Acquired Properties of $8,559,000 for the same period. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $981,300 or 1.6% increase in rental revenue from these properties. Retroactive revenue increases related to budget based Government-Assisted Properties are recognized based on the applications submitted to the U.S. Department of Housing and Urban Development.

          Other Revenues:
               Other revenues increased $701,958 primarily due to (i) refunds of prior years real estate taxes of $308,400 resulting from successful challenges to the property values used to assess real estate taxes at six multifamily properties and (ii) interest income of $332,000 on amounts advanced for major renovation programs to entities managed by the Company. The balance of the increase relates to interest income earned on the Company's investments and late charges assessed to residents.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $3,889,500 or 14.3% for the nine-month period. Operating and maintenance expenses at the Acquired Properties increased $3,229,700 for the nine-month period due primarily to the operating and maintenance expenses incurred at the 13 properties acquired between January 1, 1996 and September 30, 1997.
          Property operating and maintenance expenses at the Core Portfolio Properties increased $659,900 or 2.6% when compared to the prior nine-month period primarily due to increases in payroll and utilities which were offset by decreases in real estate taxes, insurance, advertising and other operating expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $347 per suite for the nine-months ended September 30, 1997 as compared to $323 per suite for the nine-months ended September 30, 1996.

          Other expenses:
               Depreciation and amortization increased $2,488,600 or 22.2% for the nine-month period primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               General and administrative expenses increased $370,000 or 9.2% for the nine-month period. This increase is primarily attributable to payroll and payroll related expenses as the Company continues to develop a team of professionals to provide hands-on attention to the Company's expanding portfolio of assets.

               Interest expense increased $2,100,500 or 18.3% for the nine-month period primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit and MTN's that were used for the acquisition of properties.

          Extraordinary items:
               The extraordinary items of $1,023,700 recognized during 1997 relates primarily to the write-off of a portion of the liabilities assumed with respect to certain multifamily properties acquired by the Company which related to the difference between the stated interest rate and the effective interest rate on mortgage indebtedness assumed. The mortgage indebtedness assumed upon the acquisition of these properties was repaid in 1997.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $4,113,300.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures increased $195,200 or 253.9% and $282,600 or 134.6% for the three- and nine-months ended September 30, 1997 and 1996, respectively. These increases are primarily attributable to an increase in net collected rents as occupancies increased at the joint venture properties and a reduction in property operating and maintenance expenses.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three- and nine-months ended September 30, 1997 and 1996.


                                          For the three-months       For the nine-months
                                           ended September 30,       ended September 30,
                                             1997        1996          1997        1996

   Beneficial interests in joint venture
     operations
       Rental revenue                    $1,708,060  $1,643,740    $5,016,690  $4,949,030
       Cost of operations                   886,840     994,450     2,836,060   3,014,760
                                            821,220     649,290     2,180,630   1,934,270
       Interest income                        3,820       5,180        16,330      14,410
       Interest expense                    (440,420)   (444,000)   (1,325,280) (1,338,360)
       Depreciation                        (100,110)   (121,170)     (341,870)   (361,130)
       Amortization                         (12,410)    (12,410)      (37,220)    (39,160)
       Net income                        $  272,100  $   76,890     $ 492,590  $  210,030

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

               Approximately 54% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a fifty mile radius of Akron. In Central Ohio, which accounts for 25% of the Company's multifamily properties, Columbus is the 30th largest metropolitan area in the U.S. based on population. Population in the Central Ohio region grew 7.6% from 1990 to 1996, ranking it 25th among the top 50 fastest growing metropolitan areas in the U.S., according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best apartment investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio, which comprises 11% of the Company's multifamily properties, is located in eight separate markets each having a stable population and employment outlook.

               Permitting activity in Indianapolis has been increasing but at a slower pace than 1996. Thus far, the competition in this market has not had any real effect on the Company's multifamily property located in Indianapolis. Though there are signs of excess multifamily apartment capacity in the Columbus, Ohio market attributable to a number of newly constructed properties that are at or near completion, supply of multifamily apartments has remained fairly consistent with demand. While an excess capacity of multifamily apartments may have a short-run impact on the Company's multifamily properties located in the Columbus, Ohio vicinity, including the impact on the timing of the lease-up at Bradford at Easton. The estimated demand for multifamily apartments currently exceeds the annualized permit issuance in the Greater Columbus, Ohio market. There does not appear to be any significant permitting activity in the Northeast Ohio, Toledo or Michigan markets in which the Company is operating multifamily apartment properties.

               With an average economic occupancy for the Core Portfolio Market-rate properties over 94.4%, and favorable market conditions, it would appear that opportunities exist for continued rental growth at the Company's Market-rate properties. The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio Properties will increase as the Company continues to maintain its properties to maximize their earnings potential. Utility expenditures will vary over prior periods as the effect of weather related usage variances and rate variances are factored into the level of utility expense.

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

                                                                                      Year     Average
                                    Date                        Type of      Total  Built or  Unit Size
     The Multifamily Properties   Acquired     Location       Construction  Suites   Rehab.    Sq. Ft.

   MARKET RATE
   Acquired Properties
   Central Ohio
   Perimeter Lakes                09/20/96 Dublin            Gdn/Tnhms          189   1992          999
   Oak Bend Commons (a)           05/30/97 Columbus          Garden              96   1997        1,110
   Saw Mill Village               04/22/97 Columbus          Garden             340   1987        1,161
                                                                                625               1,104
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati        Garden             234  1988-90        830

   Indiana
   The Gables at White River      02/06/97 Indianapolis      Garden             228   1991          974
   Waterstone Apartments          08/29/97 Indianapolis      Garden             344   1997          984
                                                                                572                 980

   Michigan
   Aspen Lakes                    09/04/96 Grand Rapids      Garden             144   1992          789
   Clinton Place                  08/25/97 Clinton Twp.      Garden             202   1988          954
                                                                                346                 885

   Toledo, Ohio
   Hawthorne Hills Apartments     05/14/97 Toledo            Garden              88   1973        1,145
                                                                              1,865                 811
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station              02/28/95 Columbus          Townhomes          102   1987        1,344
   Bedford Commons                12/30/94 Columbus          Townhomes          112   1987        1,157
   Bolton Estates                 07/27/94 Columbus          Garden             196   1992          687
   Colony Bay East                02/21/95 Columbus          Garden             156   1994          903
   Heathermoor                    08/18/94 Worthington       Gdn/Tnhms          280   1989          829
   Kensington Grove               07/17/95 Westerville       Gdn/Tnhms           76   1995        1,109
   Lake Forest                    07/28/94 Columbus          Garden             192   1994          788
   Muirwood Vllg. at Bennell      03/07/94 Columbus          Ranch              164   1990          769
   Muirwood Vllg. at London       03/03/94 London            Ranch              112   1989          769
   Muirwood Vllg. at Mt. Sterling 03/03/94 Mt. Sterling      Ranch               48   1990          769
   Muirwood Vllg. at Zanesville   03/07/94 Zanesville        Ranch              196  1991-95        769
   Pendleton Lakes East           08/25/94 Columbus          Garden             256  1990-93        899
   Residence at Christopher Wren  03/14/94 Gahanna           Gdn/Tnhms          264   1993        1,062
   Residence at Turnberry         03/16/94 Pickerington      Gdn/Tnhms          216   1991        1,182
   Sheffield at Sylvan            03/03/94 Circleville       Ranch              136   1989          791
   Sterling Park                  08/25/94 Grove City        Garden             128   1994          763
   The Residence at Newark        03/03/94 Newark            Ranch              112  1993-94        868
   The Residence at Washington    02/01/96 Wash. Ct. House   Ranch               72   1995          862
   Wyndemere                      09/21/94 Franklin          Ranch              128  1991-95        768
                                                                              2,946                 897
   Northeastern Ohio
   Bay Club                       IPO      Willowick         Garden              96   1990          925
   Colonnade West                 IPO      Cleveland         Garden             216   1964          502
   Cultural Gardens               IPO      Euclid            Mid Rise           186   1966          688
   Edgewater Landing              04/20/94 Cleveland         High Rise          241  1988 r         585
   Gates Mills III                IPO      Mayfield Hts.     High Rise          320   1978          874
   Holly Park                     IPO      Kent              Garden             192   1990          875
   Huntington Hills               IPO      Stow              Townhomes           85   1982          976
   Mallard's Crossing             02/16/95 Medina            Garden             192   1990          998
   Memphis Manor                  IPO      Cleveland         Garden             120   1966          554
   Park Place                     IPO      Parma Hts.        Mid Rise           164   1966          760


                                      For the three months ending         For the three months ending
                                           September 30, 1997                  September 30, 1996
                                   Average             Average Rent    Average              Average Rent
                                   Economic  Physical       Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy  Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   MARKET RATE
   Acquired Properties
   Central Ohio
   Perimeter Lakes                   94.1%    92.6%     $ 719 $ 0.72    N/A       N/A        N/A     N/A
   Oak Bend Commons (a)              85.5     94.8        N/A    N/A    N/A       N/A        N/A     N/A
   Saw Mill Village                  90.3     87.6        745   0.64    N/A       N/A        N/A     N/A
                                     91.6%    90.2%     $ 736 $ 0.67    N/A       N/A        N/A     N/A
   Cincinnati, Ohio
   Remington Place Apartments        92.2%    94.4%     $ 660 $ 0.80    N/A       N/A        N/A     N/A

   Indiana
   The Gables at White River         90.6%    93.9%     $ 720 $ 0.74    N/A       N/A        N/A     N/A
   Waterstone Apartments            N/A       88.4        222   0.23    N/A       N/A        N/A     N/A
                                     90.6%    90.6%     $ 720 $ 0.74    N/A       N/A        N/A     N/A

   Michigan
   Aspen Lakes                       94.0%    97.9%     $ 554 $ 0.70    N/A       N/A        N/A     N/A
   Clinton Place                    N/A       93.6        268   0.28    N/A       N/A        N/A     N/A
                                     96.7%    95.4%     $ 387 $ 0.44    N/A       N/A        N/A     N/A

   Toledo, Ohio
   Hawthorne Hills Apartments        87.4%    93.2%     $ 548 $ 0.48    N/A       N/A        N/A     N/A
                                     92.8%    94.1%     $ 586 $ 0.63    N/A       N/A        N/A     N/A
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                 88.1%    88.2%     $ 696 $ 0.52     99.0%     99.0%   $ 660   $ 0.49
   Bedford Commons                   97.7     96.4        771   0.67     99.4      98.2      718     0.62
   Bolton Estates                    94.4     95.9        469   0.68     90.0      91.8      453     0.66
   Colony Bay East                   95.3     97.4        517   0.57     96.6      96.8      493     0.55
   Heathermoor                       97.7     97.9        548   0.66     97.6      98.6      528     0.64
   Kensington Grove                  93.1     94.7        779   0.70     96.2      98.7      761     0.69
   Lake Forest                       92.0     96.9        550   0.70     90.4      92.7      538     0.68
   Muirwood Vllg. at Bennell         93.4     97.0        499   0.65     96.4      95.7      483     0.63
   Muirwood Vllg. at London          97.8     98.2        504   0.66     97.2      94.6      491     0.64
   Muirwood Vllg. at Mt. Sterling    91.3     89.6        500   0.65     96.4      97.9      490     0.64
   Muirwood Vllg. at Zanesville      92.7     94.9        525   0.68     99.7      95.4      518     0.67
   Pendleton Lakes East              94.4     98.8        517   0.58     98.1      96.5      504     0.56
   Residence at Christopher Wren     96.6     96.6        745   0.70     98.9      98.5      709     0.67
   Residence at Turnberry            86.5     89.8        740   0.63     93.7      98.1      722     0.61
   Sheffield at Sylvan              100.0     97.8        504   0.64     97.3      94.1      502     0.63
   Sterling Park                     96.7     96.9        550   0.72     93.0      94.5      537     0.70
   The Residence at Newark           96.5     95.5        560   0.65     99.5      97.3      540     0.62
   The Residence at Washington       95.5     88.9        530   0.61     99.2      88.9      519     0.60
   Wyndemere                         96.0     96.9        534   0.70     99.3     100.0      523     0.68
                                     94.4%    95.8%     $ 581 $ 0.65     96.6%     96.3%   $ 562   $ 0.63
   Northeastern Ohio
   Bay Club                          98.0%    99.0%     $ 622 $ 0.67     96.6%     94.8%   $ 618   $ 0.67
   Colonnade West                    91.4     91.2        405   0.81     94.6      91.2      397     0.79
   Cultural Gardens                  96.4     99.5        503   0.73     95.1      96.2      492     0.72
   Edgewater Landing                 94.9     98.3        416   0.71     95.3      96.3      409     0.70
   Gates Mills III                   93.7     98.4        717   0.82     91.9      93.8      664     0.76
   Holly Park                        91.0    100.0        685   0.78     92.4     100.0      686     0.78
   Huntington Hills                  97.5     97.6        656   0.67     95.6      97.6      641     0.66
   Mallard's Crossing                97.0     97.4        699   0.70     97.1      93.8      674     0.68
   Memphis Manor                     90.1     95.8        443   0.80     94.3      91.7      440     0.79
   Park Place                        90.1     92.7        555   0.73     93.1      95.7      521     0.69


                                                                                       Year     Average
                                     Date                        Type of      Total  Built or  Unit Size
      The Multifamily Properties   Acquired     Location       Construction  Suites   Rehab.    Sq. Ft.

   Pinecrest                       IPO      Broadview Hts.    Garden              96  1965 r         598
   Portage Towers                  IPO      Cuyahoga Falls    High Rise          376   1973          869
   Somerset West (b)               IPO      North Royalton    Gdn/Tnhms          197   1982        1,038
   The Triangle (c)                IPO      Cleveland         High Rise          273   1989          616
   Timbers                         IPO      Broadview Hts.    Garden              96  1987-89        930
   Villa Moderne                   IPO      North Olmsted     Garden             135   1963          504
   Washington Manor                07/01/94 Elyria            Garden             120  1963-64        541
   West Park Plaza                 IPO      Cleveland         Garden             118   1964          520
   Westchester Townhouses          IPO      Westlake          Townhomes          136   1989        1,000
   Westlake Townhomes              IPO      Westlake          Townhomes            7   1985        1,000
   Williamsburg at Greenwood Vllg. 02/18/94 Sagamore Hills    Townhomes          260   1990          938
   Winchester Hills I  (d)         IPO      Willoughby Hills  High Rise          362   1972          822
   Winchester Hills II             IPO      Willoughby Hills  High Rise          362   1979          822
                                                                               4,350                 782
   Michigan
   Arbor Landings Apartments       01/20/95 Ann Arbor         Garden             168   1990        1,116
   Central Park Place              12/29/94 Grand Rapids      Garden             216   1988          850
   Country Place Apartments        06/19/95 Mt. Pleasant      Garden             144   1988          859
   Georgetown Park Apartments      12/28/94 Fenton            Garden             360  1987-96      1,005
   The Landings at the Preserve    09/21/95 Battle Creek      Garden             190  1990-91        952
   The Oaks and Woods at Hampton   08/08/95 Rochester Hills   Gdn/Tnhms          544  1986-88      1,050
   Spring Brook Apartments         06/20/96 Holland           Gdn/Tnhms          168  1986-88        818
   Summer Ridge Apartments         04/01/96 Kalamazoo         Garden             248  1989-91        960
                                                                               2,038                 974
   Toledo, Ohio
   Cloisters                       09/14/95 Toledo            Townhomes          188   1990        1,037
   Kensington Village              09/14/95 Toledo            Gdn/Tnhms          190  1985-90        920
   Treetops                        09/14/95 Toledo            Townhomes          128  1988-89      1,350
   Vantage Villa                   10/30/95 Toledo            Garden             150   1974          935
                                                                                 656               1,041
   Pennsylvania
   Chestnut Ridge                  03/01/96 Pittsburgh        Garden             468   1986          769
      Core Market Rate                                                        10,458                 867

   GOVERNMENT ASST.-ELDERLY
   Ellet Development               IPO      Akron             High Rise          100   1978          589
   Hillwood I                      IPO      Akron             High Rise          100   1976          570
   Puritas Place (e)               IPO      Cleveland         High Rise          100   1981          518
   Riverview                       IPO      Massillon         High Rise           98   1979          553
   State Road Apartments           IPO      Cuyahoga Falls    Garden              72  1977 r         750
   Statesman II                    IPO      Shaker Heights    Garden              47  1987 r         796
   Sutliff Apartments II           IPO      Cuyahoga Falls    High Rise          185   1979          577
   Tallmadge Acres                 IPO      Tallmadge         Mid Rise           125   1981          641
   Twinsburg Apartments            IPO      Twinsburg         Garden             100   1979          554
   Village Towers                  IPO      Jackson Twp.      High Rise          100   1979          557
   West High Apartments            IPO      Akron             Mid Rise            68  1981 r         702
                                                                               1,095                 602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons                IPO      Cleveland         Garden              50   1981          823
   Rainbow Terrace                 IPO      Cleveland         Gdn/Tnhms          484  1982 r         768
   Shaker Park Gardens II          IPO      Warrensville      Garden             151   1964          753
                                                                                 685                 769
                                                                               1,780                 666
   CONGREGATE CARE
   Gates Mills Club                IPO      Mayfield Heights  High Rise          120   1980          721
   The Oaks                        IPO      Westlake          Garden              50   1985          672
                                                                                 170                 707
      Wholly owned core portfolio                                             12,408                 836



                                       For the three months ending        For the three months ending
                                           September 30, 1997                  September 30, 1996
                                    Average             Average Rent   Average              Average Rent
                                    Economic  Physical      Per        Economic  Physical       Per
      The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   Pinecrest                          90.4     93.8       473   0.79     94.6      77.1      456     0.76
   Portage Towers                     94.0     94.4       573   0.66     94.2      91.2      559     0.64
   Somerset West (b)                  89.4     87.3       699   0.67     94.0      97.5      699     0.67
   The Triangle (c)                   96.5     97.1       913   1.48     98.4     100.0      848     1.38
   Timbers                            93.8     89.6       730   0.78     95.3      99.0      687     0.74
   Villa Moderne                      94.8     99.3       445   0.88     94.9      91.1      428     0.85
   Washington Manor                   97.2     99.2       387   0.72     95.7      99.2      374     0.69
   West Park Plaza                    91.7     90.7       427   0.82     91.8      90.7      421     0.81
   Westchester Townhouses             92.2     91.9       775   0.78     90.7      93.4      767     0.77
   Westlake Townhomes                 93.9    100.0       801   0.80     94.2     100.0      772     0.77
   Williamsburg at Greenwood Vllg.    91.6     91.9       888   0.95     96.0      97.3      809     0.86
   Winchester Hills I  (d)            90.9     93.9       574   0.70     88.6      93.9      564     0.69
   Winchester Hills II                90.7     89.8       616   0.75     87.8      90.6      601     0.73
                                      93.1%    94.8%    $ 617 $ 0.79     93.6%     94.3%   $ 594   $ 0.76
   Michigan
   Arbor Landings Apartments          98.5%    97.6%    $ 851 $ 0.76     97.7%     97.0%   $ 821   $ 0.74
   Central Park Place                 95.3     95.8       607   0.71     94.3      98.6      613     0.72
   Country Place Apartments          100.0     97.9       532   0.62    100.0     100.0      504     0.59
   Georgetown Park Apartments         92.8     89.4       676   0.67     98.6      97.8      709     0.71
   The Landings at the Preserve       94.8     94.2       683   0.72     95.5      97.4      666     0.70
   The Oaks and Woods at Hampton      96.4     96.7       810   0.77     96.4      97.1      771     0.73
   Spring Brook Apartments            98.0     97.0       477   0.58     96.4      94.0      474     0.58
   Summer Ridge Apartments            96.0     99.2       678   0.71     94.0      96.4      693     0.72
                                      96.0%    95.6%    $ 693 $ 0.71     96.5%     97.2%   $ 684   $ 0.70
   Toledo, Ohio
   Cloisters                          95.8%    96.8%    $ 540 $ 0.52     93.8%     97.9%   $ 514   $ 0.50
   Kensington Village                 96.8     96.8       458   0.50     95.9      98.4      438     0.48
   Treetops                           95.9     95.3       736   0.55     97.0      96.1      715     0.53
   Vantage Villa                      86.3     92.7       613   0.66     95.2      94.7      573     0.61
                                      93.7%    95.6%    $ 571 $ 0.55     95.5%     97.0%   $ 545   $ 0.52
   Pennsylvania
   Chestnut Ridge                     97.8%    95.5%    $ 716 $ 0.93     93.3%     97.4%   $ 691   $ 0.90
      Core Market Rate                94.4%    95.3%    $ 623 $ 0.72     95.1%     95.7%   $ 603   $ 0.70

   GOVERNMENT ASST.-ELDERLY
   Ellet Development                 100.0%   100.0%    $ 587  $1.00     99.7%    100.0%   $ 586    $ .99
   Hillwood I                        100.0    100.0       596   1.05     99.4     100.0      593     1.04
   Puritas Place (e)                  99.8    100.0       782   1.51     99.2      99.0      782     1.51
   Riverview                          99.7    100.0       591   1.07     98.8     100.0      594     1.07
   State Road Apartments              99.0    100.0       596   0.79    100.0     100.0      593     0.79
   Statesman II                       99.6    100.0       650   0.82    100.0     100.0      650     0.82
   Sutliff Apartments II             100.0    100.0       586   1.02    100.0     100.0      585     1.01
   Tallmadge Acres                   100.0    100.0       658   1.03     99.3     100.0      653     1.02
   Twinsburg Apartments              100.0    100.0       603   1.09     99.6     100.0      600     1.08
   Village Towers                     99.9    100.0       579   1.04    100.0     100.0      576     1.03
   West High Apartments               99.7     98.5       790   1.13     99.9     100.0      794     1.13
                                     100.0%    99.9%    $ 631 $ 1.05     99.7%     99.9%   $ 629   $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons                  100.0%   100.0%    $ 674 $ 0.82    100.0%    100.0%   $ 663   $ 0.81
   Rainbow Terrace                    96.6     96.7       773   1.01    100.0      97.5      708     0.92
   Shaker Park Gardens II             98.7     98.0       531   0.71    100.0      99.3      532     0.71
                                      97.2     97.2       713   0.93    100.0      98.1      666     0.87
                                      98.9%    98.9%    $ 662 $ 0.99     99.9%     99.2%   $ 643   $ 0.97
   CONGREGATE CARE
   Gates Mills Club                   97.7%    97.5%    $ 862 $ 1.20     96.1%    100.0%   $ 799   $ 1.11
   The Oaks                           94.6     78.0     1,033   1.54     93.9      98.0      987     1.47
                                      96.7     91.8       912   1.29     95.3      99.4      855     1.21
      Wholly owned core portfolio     95.1%    95.8%    $ 633 $ 0.76     95.9%     96.3%   $ 613   $ 0.73


                                                                                     Year     Average
                                    Date                        Type of     Total  Built or  Unit Size
     The Multifamily Properties   Acquired     Location      Construction  Suites   Rehab.    Sq. Ft.

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                      IPO      Euclid            High Rise         738   1968          803
   College Towers                 IPO      Kent              Mid Rise          380   1969          662
   Euclid House                   IPO      Euclid            Mid Rise          126   1969          654
   Gates Mills Towers             IPO      Mayfield Hts.     High Rise         760   1969          856
   Highland House                 IPO      Painesville       Garden             36   1964          539
   Watergate                      IPO      Euclid            High Rise         949   1971          831
                                                                             2,989                 789
   Government Asst.-Family
   Lakeshore Village              IPO      Cleveland         Garden            108   1982          786
                                                                             3,097                 789
        Core                                                                15,505                 832
        Portfolio average                                                   17,370                 830




                                      For the three months ending        For the three months ending
                                          September 30, 1997                  September 30, 1996
                                   Average             Average Rent   Average              Average Rent
                                   Economic  Physical      Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   Joint Venture Properties
   Northeastern Ohio
   Market rate

   Americana                         89.0%    95.0%    $ 480 $ 0.60     86.1%     84.7%   $ 493   $ 0.61
   College Towers                    91.4     97.4       403   0.61     88.8      93.7      402     0.61
   Euclid House                      90.3     92.9       435   0.66     95.9      96.8      431     0.66
   Gates Mills Towers                94.5     98.7       703   0.82     93.3      94.6      666     0.78
   Highland House                    98.9    100.0       409   0.76     96.4      97.2      398     0.74
   Watergate                         93.8     94.8       545   0.66     90.0      89.1      544     0.65
                                     92.7%    96.2%    $ 536 $ 0.68     90.3%     90.4%   $ 529   $ 0.67
   Government Asst.-Family
   Lakeshore Village                100.0%   100.0%    $ 669 $ 0.85     99.9%    100.0%   $ 669   $ 0.85
                                     93.1     96.3       543   0.69     90.8      90.8      536     0.68
        Core                         94.9%    95.9%    $ 625 $ 0.75     95.5%     95.2%   $ 606   $ 0.73
        Portfolio average            94.8%    95.7%    $ 619 $ 0.75     95.5%     95.1%   $ 531   $ 0.64

       ______________
       (a)  The recently constructed 96 suites have not yet reached stabilized occupancy.  The Company has entered into a contract to acquire 6 additional suites presently under construction;
            however, there can be no assurances that the suites will be acquired.
       (b)  Somerset West has 39 Contract Suites and 158 Market-rate suites.
       (c)  The Triangle also contains 63,321 square feet of office/retail space.
       (d)  The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations.  The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments.
       (e)  The property was developed in 1981 subject to a warranty deed provision which states that the assignment of fee simple title of the property to the Company shall expire in 2037.
       r =  Rehabilitated

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

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the nine month period ended September 30, 1997 and 1996 are summarized in the following table:

                                                     For the three months For the nine months
                                                      ended September 30, ended September 30,
   (In thousands)                                       1997       1996      1997      1996

   Net income applicable to common shares            $   4,385  $  3,613  $ 13,269   $ 10,586

   Depreciation on real estate assets
     Wholly owned properties                             4,450     3,627    12,734     10,513
     Joint venture properties                              100       121       342        361
   Extraordinary item - loss or (gain) on early
    extinguishment of debt                                  20         -     (1,024)        -
   Funds From Operations                                 8,955     7,361     25,321    21,460

   Depreciation - other assets                             191        80        438       226
   Amortization of deferred financing fees                 188       164        545       492
   Fixed asset additions                                  (273)      (97)      (504)     (276)
   Fixed asset additions - joint venture properties                    -                    -
   Distributable Cash Flow                           $   9,061  $  7,508  $  25,800  $ 21,902

   Weighted average shares outstanding                  17,053    13,872     15,906    13,872

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


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)    Exhibits

                                                    Filed herewith or
                                                       incorporated
                                                        herein by
               Number             Title                 reference

               27      Financial Data Schedule      Exhibit 27 filed
                                                      herewith.


                (b)    Reports on Form 8-K

                       A Current Report on Form 8-K/A-1 dated February 6, 1997 was filed on July 2, 1997. This report describes the Company's acquisition of multifamily properties, partnership interests and undeveloped land. This report includes (i) unaudited statements of revenue and certain expenses of certain of the multifamily properties for the period ended March 31, 1997 or date of acquisition, whichever is earlier, and (ii) audited statements of revenue and certain expenses for the year ended December 31, 1996 of those properties. The report also includes pro forma financial information (unaudited of the Company and the acquired properties as follows: condensed balance sheet as of March 31, 1997; condensed statement of operations for the three months ended March 31, 1997 and for the year ended December 31, 1996; and estimated twelve month pro forma statement of taxable net operating income and operating funds available.

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ASSOCIATED ESTATES REALTY CORPORATION



          November 14, 1997        /s/ Dennis W.  Bikun
          (Date)                   Dennis W. Bikun, Chief Financial Officer
                                      and Treasurer