Form 10-K405
period 1997-12-31
ASSOCIATED ESTATES REALTY CORP
filed 1998-03-31
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-K

              [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended  December 31, 1997
                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________
                            Commission File Number 1-12486
                        Associated Estates Realty Corporation

                (Exact name of registrant as specified in its charter)

                           Ohio                        34-1747603
               (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)    Identification Number)

                5025 Swetland Court, Cleveland, Ohio       44143-1467
              (Address of principal executive offices)     (Zip Code)

          Registrant's telephone number, including area code (216) 261-5000

             Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
                  Title of Each Class             on Which Registered
           Common Shares, without par value  New York Stock Exchange, Inc.

                Depositary Shares, each      New York Stock Exchange, Inc.
            representing 1/10 of a Share of
               9-3/4% Class A Cumulative
             Redeemable Preferred Shares,
                   without par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $287,325,568 as of March 30, 1998.

          The number of Common Shares outstanding as of March 30, 1998 was 17,073,773.
                         DOCUMENTS INCORPORATED BY REFERENCE
                           (To The Extent Indicated Herein)

          Portions of the Annual Performance Report to Shareholders for the fiscal year ended December 31, 1997 (in Parts II, III and IV). Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1998 (in Part III).


                        ASSOCIATED ESTATES REALTY CORPORATION
                                  TABLE OF CONTENTS
                               FORM 10-K ANNUAL REPORT
                         FOR THE YEAR ENDED DECEMBER 31, 1997


                                                       Page
                                           --------------------------
                                                        April 2, 1998
                                               1997         Proxy
   Item                                     Form 10-K     Statement
                    PART I


    1.  Business                               1              -
        Strategy and Philosophy                2              -
        Management and Operations Strategy     2              -
        Acquisition and Development            3              -
        Financing                              5              -
        Registration statements filed in       6              -
         connection with financing
        Acquisitions, development and
         dispositions                          6
        Competitive Conditions                 8
        Main Offices                           9              -
        Employees                              9              -
    2.  Properties                             9              -
        Market-rate Properties                10              -
        Government-Assisted Properties        11              -
        Congregate Care Facilities            11              -
        Undeveloped Land                      11              -
        Indebtedness Encumbering the
         Properties                           11              -
        Government Programs                   11              -
        Rental Assistance Program             12              -
        Mortgage Insurance Programs           13              -
    3.  Legal Proceedings                     15              -
    4.  Submission of Matters to a Vote
         of Security Holders                  15              -

                    PART II

    5.  Market for the Registrant's
         Common Equity and Related
         Stockholder Matters                  16              -
    6.  Selected Financial and Other Data     17
    7.  Management's Discussion and
        Analysis of Financial Condition
         and Results of Operations            20              -
    8.  Financial Statements and
         Supplementary Data                   31              -
    9.  Changes and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                 31              -

                   PART III

   10.  Directors and Executive Officers
         of the Registrant                    32             49
   11.  Executive Compensation                33             45
   12.  Security Ownership of Certain
         Beneficial Owners and Management     34             49
   13.  Certain Relationships and Related
         Transactions                         34             50

      Glossary                                35              -

                    PART IV

   14.  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K     38

page 1
          See "Glossary" for the definitions of certain capitalized terms used in this Form 10-K.

                                        PART I

          Item 1.  Business

               Associated Estates Realty Corporation (the "Company"), a fully integrated real estate company, was formed in July 1993 to continue the business of the Associated Estates Group ("AEG") of developing, acquiring, owning and managing multifamily residential rental apartment facilities. The Company's portfolio currently consists of 92 multifamily properties (the "Properties") containing 18,920 suites located primarily in Indiana, Ohio, Michigan and Pennsylvania. The total number of properties owned also includes three properties located in Florida, Georgia, and Maryland which contain a total of 1,004 suites that were acquired on February 3, 1998 as part of the acquisition of MIG Realty Advisors, Inc. (MIG). The transaction is discussed elsewhere in this report.

               Of the Company's 18,920 suites, 16,823 suites are contained in conventional, market-rate properties (the "Market-rate Properties") and 1,927 suites are contained in properties, the rents of which are subsidized by the United States Department of Housing and Urban Development (the "Government-Assisted Properties"). The remaining 170 suites are contained in apartment communities for elderly persons that provide residents with one daily meal, housekeeping, laundry and other services and recreational and educational activities ("Congregate Care Facilities"). Economic occupancy during 1997 averaged 94%. Additionally, the Company owns eight undeveloped land parcels containing an aggregate of 120.9 acres.

               The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") and accordingly, does not engage or pay for a REIT advisor. The Company manages all of the Properties, and either AEG or the Company has managed all of the Properties continuously since their acquisition or development by AEG or the Company. Of the Company's 92 Properties, 41 were developed and two were acquired by AEG prior to the IPO and 49 Properties were acquired in separate transactions by the Company after the IPO. Subsequent to the IPO, the Company also acquired the remaining 50% interest in two of the Properties included in the Company's Portfolio at the time of the IPO which were previously owned by joint ventures (together with the 49 Properties referred to above, the "Acquired Properties").
          Nine of the Acquired Properties are located in northern Ohio, 22 are located in central Ohio, 11 are located in Michigan, one is located in Pittsburgh, Pennsylvania, two are located in Indianapolis, Indiana, one is located in Cincinnati, one is located in Coconut Creek, Florida, one is located in Duluth, Georgia, and one is located in Columbia, Maryland. The 49 Properties acquired since the IPO contain 10,216 suites, including 220 suites that were added to these Properties after their acquisition.

page 2
               The property located in Pittsburgh, Pennsylvania is owned by Associated Estates Realty Corporation of Pennsylvania, Inc., a wholly owned subsidiary of the Company. The property located in Indianapolis, Indiana is owned by Associated Estates Realty Corporation of Indiana, LLC, also a wholly owned subsidiary of the Company. The property located in Duluth, Georgia is owned by Associated Estates Realty Corporation of Georgia, also a wholly owned subsidiary of the Company.

               The Company also currently manages 7,052 residential suites and eight commercial properties (containing an aggregate of approximately 825,000 square feet of gross leasable area), not owned by the Company. In addition, the Company owns substantially all of the economic interests in five corporations which provide management and other services for the Company.

               Strategy and Philosophy. The Company, together with affiliated entities, has assembled, through development, acquisition and substantial rehabilitation, one of the largest portfolios of multifamily properties in the Midwest. With the acquisition of MIG, the Company's focus will expand beyond the Midwest to a portfolio that targets selected markets throughout the country. The Company is committed to unequaled resident service and attentive, "hands-on" management necessary to maintain and enhance its position as a leading owner, developer and manager of multifamily properties.

               The Company is committed to increasing its cash flow and Funds From Operations (on an aggregate and per share basis) and the value of its portfolio of Properties. The Company is also committed to continuing growth through the active management of the Properties and the selective acquisition and development of additional multifamily properties.

               Management and Operations Strategy. The Company has employed a strategy of developing and acquiring a group of multifamily properties in various locations that has resulted in a strategically balanced portfolio allowing the Company to respond to changing lifestyles and demographics. The Company provides a variety of multifamily rental housing types with monthly rents ranging from $382 to $910 and a portfolio average of $615 per suite at December 31, 1997. The Company operates using a centralized management approach to provide a stable operating environment that maximizes the economic returns of the Properties through consistent and predictable cash flow and enhances the value of its properties. The management of the Properties is supervised by a team of real estate professionals that together possess over 70 years of experience in the property management industry. A regional office has been established in the Columbus, Ohio area within a one hour drive from each of the Central Ohio Properties to provide closer oversight of these Properties. With the acquisition of MIG, the Company also expects to operate regional offices from MIG's existing offices in Walnut Creek, California; West Palm Beach, Florida; and Detroit, Michigan.

               The Company's management approach is to monitor its marketplace closely and to seek to provide superior services to its residents through hands on management. All management personnel work and live in close proximity to the Properties.
          The Company believes this concept simplifies the handling of management tasks and on-site situations and helps ensure that the page 3
          site staff provide quality service to their residents.  The
          Company has developed and has substantially completed the installation of a proprietary leasing and marketing information system known as LISA (R) at its Market-rate properties. This system furnishes senior management up to the minute information concerning leasing traffic, occupancy trends and daily activities on a property by property basis and for the portfolio as a whole. This technology greatly enhances the flow of information between management and operations by providing an on-line communication link with each of the Properties. In 1997, the Company adopted PeopleSoft technology to streamline internal information needs. The Company plans to implement Yardi Systems' rent collection system in 1998.

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

               Acquisition and Development. Since completion of the IPO, the Company has acquired 49 properties that contain an aggregate of 10,216 suites, including the three properties containing a total of 1,004 suites acquired in connection with the acquisition of MIG, and a 316-suite property located in Toledo, Ohio, which was purchased on February 19, 1998 in a separate unrelated transaction. The Company intends to continue to acquire primarily Market-rate Properties with attractive initial yields, leases at below market rental rates or properties where the Company believes it can grow cash flow and benefit from the potential for capital appreciation, and where the Company believes that its financial strength and management capabilities can enhance value over time. Substantial rehabilitation and the repositioning of apartment properties has historically been an important component of AEG's business, and the Company believes that it may be able to capitalize on this experience in connection with future acquisitions.

               The Company's strategy is to benefit from its investments, principally in markets where the acquisition of a property or properties can provide the basis whereby the Company can enhance or bring an additional level of proficiency and expertise to the day-to-day management of the properties. The Company believes acquisition opportunities exist in markets experiencing favorable economic growth patterns where multifamily properties can be acquired at below replacement cost or where the construction of multifamily apartments is difficult due to zoning restrictions or where properties have been undermanaged. Upon completion of the acquisition of MIG, the Company expects to deploy its capital in two distinct types of markets: "continuous markets" and page 4
          "opportunistic markets". Continuous markets are defined as markets with a diversified economy, a long trend of growth, and a deep apartment market. These are markets where the Company intends to be active on a regular basis, such as Columbus, Ohio; Atlanta, Georgia; south Florida; the Research Triangle and the Metro Washington, D.C. area. The Company expects to continuously acquire in these markets, based on market research that will drive the timing and pricing at which the pace of acquisitions will take place. Opportunistic markets are defined as those where the Company perceives a strategic opportunity because of potential growth and good buying opportunities. Acquisitions in these markets will be more concentrated in short time periods while opportunities exist, and will occur less frequently than in the continuous markets.

               The Company currently is engaged, and as a matter of course, engages in discussions with third-party owners of multifamily properties and management and construction companies regarding potential acquisitions or management by the Company of existing multifamily properties or newly constructed multifamily properties that the Company will acquire upon completion of construction. At March 20, 1998, the Company was under contract to purchase eight properties currently managed by MIG and three properties in various stages of development in connection with the acquisition of MIG. The eight managed properties, consisting of 1,730 suites, are located in Arizona, California, Georgia, Maryland (two) Missouri; North Carolina and Texas. The three development properties, consisting of 1,216 suites, are located in Florida. The acquisition of these properties, along with the property management and advisory business of MIG, is subject to shareholder approval. At March 20, 1998, the Company was also under contract to purchase, in separate unrelated transactions, two properties, one in Indiana and one in Kentucky, consisting of 360 suites, and three parcels of undeveloped land in Kentucky, Ohio and Pennsylvania containing an aggregate of 144 acres, one of which is located adjacent to a multifamily property presently under contract by the Company. The Company also, in the normal course of its business, enters into non binding letters of intent concerning the possible acquisition of properties and businesses. It is the Company's policy to not disclose information about properties that are the subjects of such letters of intent.
          There is no guarantee that the Company will be successful in acquiring the two properties and the three land parcels currently under contract. The Company expects that acquisitions will continue to provide a source of growth for the Company.

               Development of new properties is also an important component of the Company's business. The Company plans to selectively develop multifamily properties either on land currently owned or controlled by the Company or on land the Company may acquire in the future. The Company has completed the expansion of a total of 220 suites on parcels of land adjacent to The Residence at Newark, Muirwood Village at Zanesville, Wyndemere and Georgetown Park Apartments. In addition, the Company has completed construction of Bradford at Easton, a 324-suite multifamily property in Columbus, Ohio. Construction is also in progress at The Residence at Barrington, a 288-suite multifamily property located in Aurora, Ohio having an anticipated completion date of the fourth quarter of 1998. Construction of The Village of Western Reserve was also underway at the end of 1997, with completion of the 108 suites expected by Spring 1998. Over time, page 5
          the Company may alter its mix of acquisition and development to take advantage of varying market opportunities.

               The following schedule details construction in progress at December 31, 1997:


  (dollars in thousands)                         Placed in   December 31, 1997
                             Number   Costs       Service    -----------------
                               of   Incurred      through    Land   Building   Estimated
      Property               Suites  to Date      12/31/97   Cost     Cost    Completion
   --------------------      ------ -----------   --------   ----   --------  ----------
   AURORA, OHIO
    The Residence at
      Barrington-Phase I       168   $   15,073   $11,162    $   393  $   3,518    1997
     The Residence at
      Barrington-Phase II      120        3,053         -        982      2,071    1998
                               288       18,126    11,162      1,375      5,589
   ANN ARBOR, MICHIGAN
     Arbor Landings Apts. II   160*       1,274         -        650        624    1998
   FENTON, MICHIGAN
     Georgetown Park Apts. III 120*       2,881         -        350      2,531    1998
   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II            118*         511         -        402        109    1998
   STREETSBORO, OHIO
     The Village of
      Western Reserve          108        5,525     2,948        426      2,151    1998
   WESTLAKE, OHIO
     Westlake                  300*         628         -        523        105    1999
   Other                       349        1,686        82        592      1,012
                             -----   ----------   -------    -------  ---------
                             1,443   $   30,631   $14,192(1) $ 4,318  $  12,121

          * Estimated

          (1) Including land of $1,329.

               Financing. Seventy-one of the Company's 81 wholly owned properties were unencumbered at December 31, 1997 with annualized earnings before interest, depreciation and amortization of approximately $51.9 million and an historical cost basis of approximately $527.4 million. The remaining 10 of the Company's wholly owned properties have an historical cost basis of $91.0 million and secured property specific debt of $57.8 million at December 31, 1997. Unsecured debt, which totaled $260.3 million at December 31, 1997, consisted of $92.5 million in Medium-Term Notes, Senior Notes of $84.8 million and amounts drawn on the revolving credit facility of $83 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $18 million at December 31, 1997. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.53% at December 31, 1997.

               The Company utilizes borrowings under a $100 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Line of Credit includes certain restrictive covenants which, among others, require the Company to maintain a minimum level of net worth, to limit dividends to 90%

page 6
          of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 125 basis points, subject to a competitive bid option, fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 15 basis points and 25 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1998 and the Company has the option to extend the facility for an additional one year period. The Company is negotiating an increase in the Line of Credit to $175 million with a $100 million "stand by" facility and a more competitive rate structure. At December 31, 1997, $83 million was drawn on the Line of Credit with a weighted average interest rate of 7.04%.

               During the year ending December 31, 1997, the Company issued four Medium-Term Notes (the "MTN's") aggregating $50 million under its $75 million and $102.5 million MTN programs. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.2% to 7.9% over terms of between two to 30 years. The holder of a $5 million, 30 year MTN has the option to require payment on February 20, 2002. The net proceeds to the Company with respect to these issuances were $49.8 million, which were applied to amounts outstanding under the Line of Credit.

               Registration statements filed in connection with financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing included a $102.5 million Medium-Term Note Program. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

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

               During the year ended December 31, 1997, the Company acquired eight multifamily properties containing 1,762 suites and two parcels of land consisting of 14.7 acres for an aggregate purchase price of $105.1 million, of which $4.5 million represented liabilities assumed. The acquisitions are located in Indianapolis, Indiana; Michigan, and Ohio, and were financed primarily with proceeds from borrowings under the Line of Credit. The Company also completed the construction of Bradford at Easton, a 324-suite property in Columbus, Ohio. The Company is also developing The Residence at Barrington, a 288-suite multifamily property in Aurora, Ohio, that will be constructed in two phases with an estimated completion of both phases in the fourth quarter of 1998. Construction has also commenced at The Village of Western Reserve, a 108-suite property located in page 7
          Streetsboro, Ohio that is expected to be completed in the second quarter of 1998. In addition, the Company owns eight parcels of undeveloped land, three of which are in Ohio and five of which are in Michigan, containing approximately 121 acres on which an estimated 1,346 suites could be developed. Development activities for the construction of 288 suites have commenced with respect to two of these parcels.

                    Subsequent to December 31, 1997, the Company acquired four multifamily properties containing an aggregate of 1,320 suites for an aggregate purchase price of $74.4 million of which $15.5 million represents liabilities assumed which includes mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $14.4 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; and Toledo, Ohio. The Falls Apartments was acquired by AERC of Georgia, a wholly owned qualified REIT subsidiary of the Company. The Company will manage all of the Acquired Properties; however, interim management agreements have been entered into with the current managers for the properties located in Florida, Georgia and Maryland. The interim management agreements are cancelable upon 30 days notice by the Company. The Company has given notice to the managing agent of Cypress Shores that an affiliate of MIG Realty Advisors, Inc. ("MIGRA") will commence managing the property on March 1, 1998. The Falls Apartments and Reflections Apartments will be managed by affiliates of MIGRA.

               The Company has also entered into separate contracts to purchase three parcels of undeveloped land containing an aggregate of 144 acres for an approximate purchase price of $9.8 million. One of the parcels is located in Avon, Ohio (a suburb of Cleveland), one of the parcels is located in Crestview Hills, Kentucky adjacent to a multifamily real estate property currently under contract and one of the parcels is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). Approximately 838 multifamily apartments may be constructed on the undeveloped land; 312 in Avon, Ohio; 300 in Crestview Hills, Kentucky; and 226 in Cranberry Township, Pennsylvania. The Company expects to finance the undeveloped land acquisitions using borrowings under the Line of Credit.

               Subject to customary conditions to closing and the approval of the Company's shareholders, the Company has entered into a definitive merger agreement with MIGRA. Pursuant to the terms of the merger agreement with MIGRA, the Company will also acquire the property management business of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition fees that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. Founded in 1982, MIGRA currently manages, through its affiliated management companies, 36 Multifamily Apartment Properties containing 11,059 suites.

               The Company is also under contract to purchase eight properties currently managed by MIGRA. The eight properties, containing 1,730 suites, are located in Arizona, California, Georgia, Maryland (two), Missouri, North Carolina and Texas.

page 8
               In the fourth quarter of 1997, the Company sold a 90 acre parcel of land, which was one of the assets acquired by the Company at the time of the IPO that was zoned for office and industrial use.

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

               Competitive Conditions. The Company operates in the northern Ohio; central Ohio; Cincinnati, Ohio; Michigan; Pittsburgh, Pennsylvania; Indianapolis, Indiana; and, most recently, Coconut Creek, Florida; Atlanta, Georgia; and Columbia, Maryland rental markets. The Company believes that the demand for the Market-rate Property rental suites will increase as the supply of Market-rate, multifamily apartment suites remains below demand in the Company's markets. While demand does fluctuate throughout the markets in which the Company operates, demand for the most part exceeds the supply of multifamily housing available in those markets. The rents at the majority of the Market-rate Properties target the middle-market renter who comprises the largest segment of renters in these markets. Consequently, we believe there is a stable and consistent market for these suites. In some cases, however, Market-rate Property rents are established to target the upper-middle-income renters where the location of the property, size of the unit and the property's amenities contribute to the pricing of these suites.

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

               Approximately 52% of the Company's multifamily properties are located in the greater Cleveland/Akron area which is the fourteenth largest consumer market in the United States containing over four million people within a 50 mile radius of Akron. In central Ohio, Columbus is the only city in the northeast quadrant of the country that has experienced continuous population growth since 1970, according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best apartment investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan portfolio is located in ten separate markets having a combined projected population growth of approximately 4.2%, or page 9
          153,000 people, with a projected 8.5% increase in job growth or an additional 17,000 jobs.

               With an average economic occupancy for the Core Portfolio Market-rate Properties over 94%, and strong market fundamentals, it would appear that opportunities exist for increasing the rate of rental growth at the Company's Market-rate Properties. Though the Company expected to increase rents at the Core Portfolio Market-rate Properties by four to five percent in 1997, this was overly optimistic as lower than expected inflation and the dynamics of the respective markets impeded the Company's ability to increase rents. While the Company anticipated a reduction in its overall economic occupancy in conjunction with its four to five percent rental growth objective, higher than expected vacancies also depressed overall net collected rental growth.

               The Company anticipates that rental revenues will increase between two to three percent in 1998 when compared to 1997. The 1998 rental revenue increase objective should be achieved through a combination of rent and occupancy increases. Markets like Columbus and Indianapolis, where there is an abundance of undeveloped land suitable for development, will continue to be sensitive to the impact of new multifamily housing starts. Some of these new starts, particularly those in proximity to the Company's properties, may have a short-term effect on occupancies. The Company believes that its 1998 rental revenue growth objectives are reasonable given the geographic diversity of the Company's Core Portfolio Market-rate Properties.

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

               Employees. The Company has approximately 885 employees; approximately 150 of whom are located at the Company's headquarters and the remainder work at the respective sites of the individual Properties. The Company believes that its relations with its employees are good.

          Item 2.  The Properties

               The Northeastern Ohio Properties consist of (i) 46
          Properties containing 9,397 suites, eight  of which are owned by page 10
          joint ventures in which the Company owns interests ranging between 33-1/3% and 66-2/3%, (ii) two properties that are currently under construction that, when completed in the second quarter of 1998 and the fourth quarter of 1998, respectively, will contain an aggregate 396 suites, and (iii) one undeveloped land parcel consisting of 39 acres. The joint ventures consist of two general partnerships and six limited partnerships in which the Company is a general partner. The Company has the authority to manage the day-to-day operations of the Properties owned by the joint ventures. With respect to seven of these joint ventures, the unanimous consent of the Company's joint venture partners is required for any sale of the Property owned by the joint venture or the refinancing of the indebtedness encumbering such Property.

               The Northwestern Ohio Properties consist of six Properties containing 1,060 suites.

               The Central Ohio Properties consist of (i) 22 Properties consisting of 3,577 suites, (ii) one newly-constructed property containing 324 suites, and (iii) two undeveloped land parcels consisting of 20 acres.

               The Michigan Properties consist of (i) 11 Properties consisting of 2,608 suites, and (ii) undeveloped land parcels adjacent to three of the Michigan Properties consisting of approximately 29 acres.

               In addition, the Company was under contract to purchase eight properties currently managed by MIG and three properties in various stages of development in connection with the acquisition of MIG. The eight managed properties, consisting of 1,730 suites, are located in Arizona, California, Georgia, Maryland
          (two) Missouri, North Carolina and Texas. The three development properties, consisting of 1,216 suites, are located in Florida. The acquisition of these properties, along with the property management and advisory business of MIG, is subject to shareholder approval. The Company is also under contract to purchase, in separate unrelated transactions, two properties in Indiana and Kentucky consisting of 360 suites and three parcels of undeveloped land in Kentucky, Ohio and Pennsylvania consisting of an aggregate of 144 acres. One of the land parcels under contract is located adjacent to a multifamily property presently under contract by the Company. There can be no assurances, however, that the Company will be successful in acquiring the properties or land parcels under contract.

               Market-rate Properties. Seventy-four of the Company's Properties are market-rate apartment properties in townhome, garden and high-rise buildings consisting of 16,823 suites.

               Upon closing of the IPO, the Company acquired a noteholder interest in one property, in which one of the principals of the Company has a general partnership interest. Since 1984, the property has been unable to generate sufficient cash flow to meet the scheduled interest payments under these notes. The noteholder is entitled to substantially all cash flows from operations. To the extent that the cumulative unpaid debt service on the notes is greater than seven years of aggregate principal and interest amortization (the cumulative amount of debt service), which occurred in 1995, the Company can exercise page 11
          its rights under a security agreement and foreclose on the property.

               Government-Assisted Properties. Sixteen of the Company's Properties are Government-Assisted Properties consisting of 2,085 suites (1,927 of which are Contract Suites and 158 of which are market rate suites). Pursuant to the HUD rental subsidy program, these suites must be held available to persons meeting the criteria for eligibility (either low-income elderly or family).
          A portion of the rent for these suites is paid directly to the Company by eligible residents and the balance is remitted to the Company by HUD. Increases in rents are established by the provisions of the applicable HAP Contract. See "Government Programs."

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

               Undeveloped Land. The Company also owns eight tracts of undeveloped land, including three undeveloped land parcels in Ohio-two in the Central region and one in the Northern region-consisting of 10, 10 and 39 acres, respectively, that are zoned for multifamily property development. In addition, the Company owns undeveloped land parcels adjacent to five of the Michigan Properties consisting of 17.7, 20, 15, 4.7 and 4.5 acres, respectively, all of which are currently zoned for multifamily property development.

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

               Government Programs. Twenty of the Company's Properties (including one of its Congregate Care Facilities) benefit from, and certain aspects of their operations are governed by regulation pursuant to, the rental assistance and/or the mortgage insurance program described below. Eighteen of these Properties are each owned by a wholly owned subsidiary of the Company and the Company is a joint venture partner in two of these Properties with the Company's interest ranging from 50% to 66-2/3%. The following summary of the programs is qualified in its entirety by reference to the applicable Federal statutes and the regulations page 12
          promulgated thereunder. There can be no assurance that the terms of such programs will not change or that any such changes will not be detrimental to the Company.

                    Rental Assistance Program.  The Company currently
               is entitled to receive rental assistance subsidies from HUD under Section 8 of the United States Housing Act of 1937, as amended (the "Rental Assistance Program"), for 1,927 of the 2,085 rental suites in 16 multifamily properties (the "Government-Assisted Properties"). Approximately 92.4% of the total rental suites in the Government-Assisted Properties (the "Contract Suites") are eligible to receive rental assistance (one Government-Assisted Property contains 39 Contract Suites and 158 non-subsidized suites). The Company is a 50% joint venture partner in one Government-Assisted Property consisting of 108 suites.

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

                    Below is a table setting forth the final
               expiration dates of the HAP Contracts for the Company's Government-Assisted Properties:

page 13

                                                          Final
                         Property                   Expiration Date

                 Shaker Park Gardens II              August 2000
                 Statesman II                        November 2000
                 Tallmadge Acres                     March 2001
                 Puritas Place                       September 2011
                 Jennings Commons                    November 2001
                 West High Apartments                November 2001
                 Rainbow Terrace                     January 2002
                 Somerset West: 39 suites            March 2002
                 Lake Shore Village                  October 2002
                 State Road Apartments               December 2016
                 St. James (Riverview)               November 2009
                 Twinsburg Apartments                June 2009
                 Village Towers                      November 2009
                 Hillwood I                          July 2016
                 Ellet Development                   December 2017
                 Sutliff Apartments II               November 2019

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

                    Mortgage Insurance Programs.  The mortgage
               indebtedness encumbering nine of the Properties including four of the Government-Assisted Properties (one of which is a joint venture property and one of the Company's Congregate Care Facilities) is insured page 14
               by HUD pursuant to the mortgage insurance program administered under Section 221(d)(4) of the National Housing Act.

                    Owners of projects financed by loans insured by
               HUD under the HUD programs previously described are required to enter into Regulatory Agreements with HUD which remain in effect so long as the mortgage loan on the property is insured or held by HUD. Each wholly owned subsidiary of the Company that benefits from a government program has entered into a separate Regulatory Agreement in connection with the Property owned by it. The Regulatory Agreements contain certain covenants that restrict the operation of the subject Properties.
          ______________

page 15
          Item 3.  Legal Proceedings

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

          Item 4.  Submission of Matters to a Vote of Security Holders.

               The issuance of common shares of the Company in connection with the proposed purchase of MIG Realty Advisors, Inc., and the related purchase of multifamily properties, as discussed previously herein, is subject to approval of the shareholders at the annual meeting of shareholders to be tentatively held on May 7, 1998.

page 16
                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               The following table shows the high and low sales price of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 1997 and 1996 and the dividends paid per common share with respect to each such quarter.

                           Price Range                   Dividends Declared
                     1997                1996                 Per Share
                     High      Low       High     Low       1997      1996
                     ----    ------    ------   ------     ------   ------
   First Quarter   $24-5/8   $22-3/8   $21-7/8  $20-1/2     $ .465   $ .45
   Second Quarter  $23-5/8   $21-3/4   $21-1/2  $20-1/8     $ .465   $ .45
   Third Quarter   $24       $22       $21-1/8  $20         $ .465   $ .45
   Fourth Quarter  $24-3/16  $22-1/2   $24      $20-1/8     $ .465   $ .45
                                                            ------   -----
                                                            $1.860   $1.80

               The number of holders of record of the Company's common shares at December 31, 1997 was 479.

               The Company anticipates that dividends will be paid quarterly using net cash provided by operations. On December 10, 1997, the Company declared a $0.465 per share dividend for shareholders of record on December 31, 1997, which was paid on January 15, 1998. On March 17, 1998, the Company declared a dividend of $0.465 per common share for the quarter ending March 31, 1998 which is payable on May 1, 1998 to shareholders of record on April 15, 1998.

               The Company maintains a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

page 17

          Item 6.  Selected Financial and Other Data

               The following tables set forth selected financial and other data for the Company on an historical consolidated basis (combined basis prior to November 19, 1993). The historical financial information contained in the tables has been derived from and should be read in conjunction with (i) the financial statements and notes thereto of the Company included elsewhere herein, and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company included elsewhere herein.


page 18

                                                                                             Associated
                                                                                           Estates Group
                                                                                               ("AEG"
                                                                                           -Predecessor)
   Associated Estates Realty                                              For the period  For the period
   Corporation                                                             November 19-     January 1-
   (Dollars in thousands except                                            December 31,     November 18,
    per share amounts and             1997     1996      1995     1994        1993             1993
    average monthly rental revenue)--------  -------- -------   -------    --------------   -------------

   Operating Data:
   Revenue:
    Rental                         $ 101,640 $ 87,975 $70,045    $48,859   $       4,256   $   32,879

    Property management, acquisi-
    tion and disposition fees          3,752    3,780   4,213      3,931             448        3,192
    Painting services                  1,664    1,634   1,067      1,271             247        1,287
    Interest                             926      238     486        617             235          596
    Other                                828      828   1,266        587              28          378
                                     -------   ------  ------     ------     -----------    ---------
      Total revenue                  108,810   94,455  77,077     55,265           5,214       38,332

   Expenses:
    Property operating and main-
     tenance expenses (before de-
     preciation and amortization)     43,230   37,056  29,279     21,084           1,623       16,365
    Painting services                  1,492    1,436   1,001      1,257             197        1,211
    Cost associated with
     abandoning properties               310        -      46          -               -            -
    General and administrative         6,085    5,912   5,471      4,193             425        2,780
    Depreciation and amortization     19,266   15,536  12,657      8,122             639        4,788

    Charge for unrecoverable
     funds advanced to non-owned
     properties and other              1,764        -       -          -               -            -
    Interest expense                  19,144   15,516  11,649      6,494             644       10,159
    Nonrecurring property
     transfer costs                        -        -       -          -             530            -
                                      ------   ------  ------     ------           -----       ------
      Total expenses                  91,291   75,456  60,103     41,150           4,058       35,303

   Income from operations             17,519   18,999  16,974     14,115           1,156        3,029
   Equity in net income (loss) of
    joint ventures                       561      305     297        134            (170)        (149)
                                      ------   ------  ------     ------            -----       ------
   Income before extraordinary
    item                              18,080   19,304  17,271     14,249             986         2,880
   Gain on sale of land                1,608        -       -          -               -             -
   Extraordinary item                  1,024        -  (1,097)      (727)         (3,876)            -
                                   --------- -------- -------    -------   -------------    ----------
   Net income (loss)               $  20,712 $ 19,304 $16,174    $13,522   $      (2,890)   $    2,880
   Net income (loss) applicable
    to common shares               $  15,228 $ 13,820 $14,041    $13,522   $      (2,890)

   Earnings per common share data
    - Basic:
    Income before extraordinary
     item                          $     .88 $    .99 $  1.09    $  1.19   $         .09
    Net income (loss)              $     .94 $    .99 $  1.01    $  1.13   $        (.27)
    Weighted average common shares    16,200   13,932  13,869     11,942          10,862
     outstanding
   Earnings per common share-Diluted:
    Income before extraordinary
     item                          $     .88 $    .99 $   1.09   $  1.19   $         .09
    Net income                     $     .94 $    .99 $   1.01   $  1.13   $        (.27)
    Weighted average common shares    16,222   13,932   13,869    11,942          10,862
     outstanding
   Dividends declared per common
     share                         $    1.86 $   1.80 $   1.72   $  1.60   $         .19

   Other data:
   Cash flow provided by (used
    in):
    Operating activities           $ 29,936  $ 31,060  $ 28,881   $  34,481  $        139   $   10,680
    Investing activities           $131,908) $(75,771) $(94,151)  $(113,567) $     (2,013)  $      780
    Financing activities           $102,936  $ 43,149  $ 66,247   $  49,651  $     30,242   $   (8,523)

   Funds From Operations (a)       $ 34,651  $28,915  $ 27,253   $ 22,316  $        2,219   $    8,149
   Earnings before interest, de-
    preciation and amortization
    (b)                            $ 61,488  $52,414  $ 41,270   $ 30,667  $        3,027   $   19,583
   Total properties (at end of
    period)                              88       84        78         66              45           45
   Core Portfolio:
   Total multifamily suites (at
    end of period)                   17,600   15,838    14,501     12,093           8,704         8,704
   Average monthly rental revenue
    per multifamily suite          $    587  $   581  $    564   $    529  $          518    $      519
   Economic Occupancy (d)              94.0%   95.5%     95.7%      95.2%           94.3%         94.1%

page 19

                                         1997      1996       1995       1994     1993
   Balance Sheet Data at December 31: --------  ---------  ---------  --------- --------

   Real estate and other fixed assets
     before accumulated depreciation   $646,499  $ 513,966  $ 433,965 $ 312,716 $ 161,838
   Real estate and other fixed assets
     after accumulated depreciation     515,830    401,864    336,663   227,303    84,201
   Total assets                         553,910    424,711    355,456   242,761   129,705
   Total debt (c)                       318,170    217,813    171,234   105,113    60,389
   Total shareholders' equity           181,158    158,016    139,170    94,897    45,079


          (a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate
                Investment Trusts ("NAREIT"), to be an appropriate measure of the performance of an equity REIT. FFO is defined by NAREIT as net income (loss) before depreciation and amortization of real estate assets, determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from extraordinary items, unusual or non-recurring items and sales of depreciated property. FFO of unconsolidated partnerships and joint ventures is determined on a similar basis. FFO should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition.

          (b) Includes earnings before interest, depreciation and amortization. Income from joint ventures was calculated on the same basis. Income before interest, depreciation and amortization does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

          (c) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $17,752, $17,969, $18,164, $18,342 and
                $19,105 at December 31, 1997, 1996, 1995, 1994 and 1993,
                respectively.

          (d) Economic Occupancy is calculated as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all suites.

page 20
          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") which, at December 31, 1997, owned or was a joint venture partner in 88 multifamily properties containing 17,600 suites located in Ohio, Michigan, Indiana and western Pennsylvania.

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

          Financing:
               The Company utilizes borrowings under a $100 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and working capital purposes. The Company reached an agreement to increase the total borrowing capacity under the Line of Credit from $75 to $100 million in September 1997. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 125 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 15 basis points and 25 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1998. At December 31, 1997, $83 million was drawn on the Line of Credit with a weighted average interest rate of 7.04%.

               Seventy-one of the Company's 81 wholly owned properties were unencumbered at December 31, 1997 with annualized earnings before interest, depreciation and amortization of approximately $51.9 million and an historical cost basis of approximately $527.4 million. The remaining ten of the Company's wholly owned properties, have an historical cost basis of $91.0 million and secured property specific debt of $57.8 million at December 31, 1997. Unsecured debt, which totaled $260.3 million at December 31, 1997, consisted of $92.5 million in Medium-Term Notes, Senior page 21
          Notes of $84.8 million and amounts drawn on the revolving credit facility of $83.0 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.8 million at December 31, 1997. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.53% at December 31, 1997.

               During the year ended December 31, 1997, the Company issued four Medium-Term Notes (the "MTN's") aggregating $50 million under its $75 million and $102.5 million MTN programs. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.2% to 7.9% over terms of between 2 to 30 years. The holder of a $5 million, 30 year MTN has the option to require payment on February 20, 2002. The net proceeds to the Company with respect to these issuances were $49.8 million, which were applied to amounts outstanding under the Line of Credit.

          Registration statements filed in connection with financing:
               The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN program. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

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

               During the year ended December 31, 1997, the Company acquired, in separate purchase transactions, eight multifamily properties containing an aggregate of 1,762 suites and two parcels of land consisting of 14.5 acres for an aggregate purchase price of $105.1 million, of which $4.5 million represents liabilities assumed. The acquired properties are located in Clinton Township and Farmington Hills, Michigan; Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of the acquired properties has been financed primarily with proceeds from borrowings on the Company's Line of Credit.

               Subsequent to December 31, 1997, the Company acquired four multifamily properties containing an aggregate of 1,320 suites for an aggregate purchase price of $74.4 million of which $15.5 million represents liabilities assumed which includes mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $14.4 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; and Toledo, Ohio. The Falls Apartments was acquired by AERC of Georgia, a wholly owned qualified REIT subsidiary of the Company. The Company will manage all of the Acquired Properties; however, interim management agreements have been entered into with the current managers for the properties located in Florida, Georgia and Maryland. The interim management agreements are cancelable upon 30 days notice by the Company. The Company has given notice to the managing agent of Cypress Shores that an affiliate of MIG Realty Advisors, Inc. ("MIGRA") will commence page 22
          managing the property on March 1, 1998. The Falls Apartments and Reflections Apartments will be managed by affiliates of MIGRA.

               The remainder of the acquisitions, development and dispositions section contains forward-looking statements and certain risks, trends and uncertainties that could cause actual results to vary from those contained in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgements and current knowledge of management. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ materially from those projected include the general economic climate; the supply and demand for multifamily properties; interest rate levels; the availability of financing and other risks associated with the acquisition, development and disposition of properties, including risks that development or lease-up may not be completed on schedule, or that the merger did not close. Furthermore, there can be no assurances that the Company will be successful in acquiring the multifamily properties and the land parcels under contract as described below.

               The Company has three newly constructed multifamily properties in lease-up. Bradford at Easton, a 324 suite property located in Columbus, Ohio was completed in the fourth quarter of 1997 and presently has 270 suites leased. The Residence at Barrington, a planned 288 suite property located in Aurora, Ohio (a city located southeast of Cleveland), had 120 suites completed and 146 suites leased. The Village of Western Reserve, a 108 suite property in Streetsboro, Ohio (also located southeast of Cleveland) had 43 suites completed and 71 suites leased. The Company has also commenced construction on a 120 suite expansion to Georgetown Park Apartments, a multifamily property owned by the Company in Fenton, Michigan. The Village of Western Reserve and The Residence at Barrington (the "New Construction Properties") are scheduled for completion in the second and fourth quarter of 1998, respectively. The Company anticipates completing the Georgetown addition in the fourth quarter of 1998.

               The Company is anticipating the construction of an additional 398 suites (collectively the "Suite Additions") during 1998 on land adjacent to multifamily properties currently owned by the Company as follows:

              Property                     Location         Suites
   ---------------------------    -------------------       ------
   Arbor Landings Apartments II    Ann Arbor, Michigan        160
   Georgetown Park Apartments III  Fenton, Michigan           120
   Aspen Lakes II                  Grand Rapids, Michigan     118
                                               Total Suites   398

               The Company is exploring opportunities to dispose of several of its multifamily properties.

               The Company has also entered into separate contracts to purchase three parcels of undeveloped land containing an aggregate of 144 acres for an approximate purchase price of $9.8 million. One of the parcels is located in Avon, Ohio (a suburb of Cleveland), one of the parcels is located in Crestview Hills, Kentucky adjacent to a multifamily real estate property currently under contract and one of the parcels is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). Approximately 838 multifamily apartments may be constructed on the undeveloped land; 312 in Avon, Ohio; 300 in Crestview Hills, Kentucky; and 226 in Cranberry Township, Pennsylvania. The Company expects to finance the undeveloped land acquisitions using borrowings under page 23
          the Line of Credit.

          The Proposed Merger with MIG Realty Advisors, Inc.:
               Subject to customary conditions to closing and the approval of the Company's shareholders, the Company has entered into a definitive merger agreement with MIGRA. Pursuant to the terms of the merger agreement with MIGRA, the Company will also acquire the property management business of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition fees that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. Founded in 1982, MIGRA currently manages, through its affiliated management companies, 36 Multifamily Apartment Properties containing 11,059 suites. MIGRA's asset management, property management, investment advisory and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations."

               In exchange for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA will receive approximately 408,318 (based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement price, which average price is $23.63) of the Company's common shares at the closing of the merger. Subject to the achievement of certain performance criteria, the shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares. Such contingent consideration may aggregate up to $3.1 million and $6.4 million on the first and second anniversary of the merger, respectively. A portion of the shares to be issued will be based on the average closing price of the Company's common shares for the 20 days immediately preceding the contingent payment date. Assuming all contingent consideration is paid, the total purchase price for MIGRA, the property management business, and the rights to the disposition fees will be approximately $19.1 million.

               The Company may reduce the purchase price for the MIGRA Operations to the extent that any of MIGRA's or a MIGRA affiliate's advisory clients have not consented to the assignment of or have terminated any advisory, asset, property management or mortgage servicing agreement to the Company. Conversely, the purchase price may be increased to the extent that MIGRA enters into any new asset or property management or mortgage servicing agreement on or before the 90 days preceding the closing of the merger. In no event, however, will the amount of any price increase exceed the amount of any price decrease.

          The Proposed Acquisition of Multifamily Real Estate Properties:
               On January 28, 1998 (the "Contract Date"), the Company entered into a contract to acquire certain assets, consisting principally of the multifamily properties as further described below, (the "Proposed Acquisition Properties"). The Proposed Acquisition Properties are as follows:

                                                          Number    Year
                                                            of     Placed
         Name of Property                Location         Suites in Service
   ---------------------------- ------------------------  ------ ----------
   20th and Campbell Apartments  Phoenix, Arizona          204       1989
   Annen Woods Apartments        Pikesville, Maryland      132       1987
   Desert Oasis Apartments       Palm Desert, California   320       1990
   Fleetwood Apartments          Houston, Texas            104       1993
   Hampton Point Apartments      Silver Springs, Maryland  352       1986
   Morgan Place Apartments       Atlanta, Georgia          186       1989
   Peachtree Apartments          St. Louis, Missouri       156       1989
   Windsor Falls Apartments      Raleigh, North Carolina   276       1994

page 24
                The seller of the Proposed Acquisition Properties has agreed to exchange its assets for a combination of cash and an equity interest (the "Equity Consideration") in the Company totaling $108.5 million. The cash portion of the purchase price may not exceed $11.1 million. The number of common shares issued will be determined based on the amount of Equity Consideration divided by the average closing price of the Company's common shares over the 20 day period preceding the purchase of the Proposed Acquisition Properties. For purposes of determining the number of shares issued as Equity Consideration, however, to the extent that the 20 day average price does not exceed the average closing price of the Company's common shares over the 20 day period preceding the Contract Date times 106%, no adjustment in the number of shares determined at the Contract date will be made. The Company intends to finance any cash portion of the purchase price with borrowings made available through the Company's revolving credit facility (the "Line of Credit"). The amount of cash ultimately paid will be determined at the discretion of the Seller in an amount up to $10 million.

          Dividends:
               On December 10, 1997, the Company declared a dividend of $0.465 per common share for the quarter ending December 31, 1997 which was paid on January 15, 1998 to shareholders of record on December 31, 1997. On November 24, 1997, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on December 15, 1997 to shareholders of record on December 4, 1997.

          Cash flow sources and applications:
               Net cash provided by operating activities decreased $1,124,100 from $31,060,500 to $29,936,400 for the year ended
          December 31, 1996 when compared with the year ended December 31, 1997. This decrease was primarily the result of increases in accounts and notes receivable and restricted cash which was offset somewhat by decreases in other operating assets and liabilities and an increase in cash provided by the income derived from the Company's multi-family property operations.

               Net cash flows used for investing activities of $131,908,000 for the year ended December 31, 1997 were primarily used for the acquisition and development of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $102,936,400 for the year ended December 31, 1997 were primarily comprised of borrowings on the Line of Credit and the issuance of MTN's and the 1,750,000 common shares. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit.

          RESULTS OF OPERATIONS
          Comparison of the year ended December 31, 1997 to the year ended December 31, 1996
               Overall, total revenue increased $14,354,800 or 15.2% and total expenses increased $15,833,700 or 21.0% for the year. Net income applicable to common shares increased $1,408,400 or 10.2%, after the dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the year ended December 31, 1997 to the year ended December 31, 1996, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 32 properties acquired during 1994 and 1995 and the acquisition of the remaining 50% interest in two properties in page 25
          which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 14 properties acquired between January 1, 1996 and December 31, 1997.

               During the year ended December 31, 1997, the Acquired Properties generated total revenues of $18,768,700 while incurring property, operating and maintenance expenses of $7,048,300.

          Rental Revenues:
               Rental revenues increased $13,664,500 or 15.5% for the year. Rental revenues from the Acquired Properties increased $12,685,292 for the year. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $979,300 or 1.2% increase in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Other income increased $687,600 or 64.5% for the year. The increase is due primarily to (i) an increase in the amount of real estate tax refunds received as well as (ii) an increase in the amount of interest income earned in comparison to the prior year.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $6,173,800 or 16.7% for the year. Operating and maintenance expenses at the Acquired Properties increased $4,730,300 for the year due primarily to the operating and maintenance expenses incurred at the eight properties acquired during 1997 and the recognition of a full year's operating expenses at the six properties acquired during 1996. Property operating and maintenance expenses at the Core Portfolio Properties increased $1,443,400, or 4.2% when compared to the prior 12 month period primarily due to increases in personnel, utilities and building and grounds repair and maintenance expenses which were offset by a decrease in advertising expenses. Building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $565 per suite for the year ended December 31, 1997 as compared to $515 per suite for the year ended December 31, 1996.

          Other expenses:
               Depreciation and amortization increased $3,730,200 or 24.0% for the year primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               Cost associated with abandoned projects of $309,800 were expensed during the year. These costs consist primarily of certain pre-development costs, such as architectural, legal and accounting fees, that were incurred on projects that the Company decided not to pursue.

               General and administrative expenses increased $172,500 or 2.9% for the year. This increase is primarily attributable to payroll and related expenses.

               A charge for unrecoverable funds advanced to non-owned properties and other costs totaling $1,764,000 was incurred during 1997. This charge primarily relates to the write-off of two advances to managed but non-owned properties (third parties) that were deemed to be uncollectible.

page 26
               Interest expense increased $3,628,300 or 23.4% for the year primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties.

               The gain on sale of land resulted from the sale of a 90-acre parcel of land zoned for office and industrial use which was one of the assets acquired by the Company at the time of the Company's initial public offering.

          Extraordinary items:
               In 1997, unamortized debt discount was written off upon the early repayment of mortgage debt of $1,023,713 and was recognized as an extraordinary item in the Consolidated Statements of Income.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $5,484,400.

          Comparison of the year ended December 31, 1996 to the year ended December 31, 1995
               Overall, total revenue increased $17,377,900 or 22.6% and total expenses increased $15,352,800 or 25.5% for the year. Net income applicable to common shares decreased $221,200 or 1.6%, after the dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the year ended December 31, 1996 to the year ended December 31, 1995, the term Core Portfolio Properties refers to the 36 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 21 properties acquired during 1994 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 21 properties acquired between January 1, 1995 and December 31, 1996.

               During the year ended December 31, 1996, the Acquired Properties generated total revenues of $24,525,700 while incurring property, operating and maintenance expenses of $9,534,800.

          Rental Revenues:
               Rental revenues increased $17,929,700 or 25.6% for the year. Rental revenues from the Acquired Properties increased $15,564,900 for the year. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $2,364,800 or 3.9% increase in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Property management fees decreased $432,800 or 10.3% for the year. This decrease was due in part to a decline in management fees attributable to a supplemental management fee pursuant to the terms of the management contract between the Company and a managed property. No supplemental management fee was earned at this managed property in 1996 due to an increase in operating and repair and maintenance expenses.

page 27
               Painting service revenue increased $567,300 or 53.2% for the year and reflects an increase in revenue generated from suite painting and major renovation projects when compared to the previous year. The increase in painting service revenue was partially offset by an increase in painting service expenses as discussed elsewhere herein.

               Other income decreased $686,200 or 39.2% for the year. The decrease is due primarily to a reduction in the amount of real estate tax refunds received in comparison to the prior year as well as a reduction of supervisory management fees earned for overseeing the improvement of tenant space at the commercial properties managed by the Company.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $7,778,900 or 26.6% for the year. Operating and maintenance expenses at the Acquired Properties increased $6,780,800 for the year due primarily to the operating and maintenance expenses incurred at the six properties acquired during 1996 and the recognition of a full year's operating expenses at the 15 properties acquired during 1995. Property operating and maintenance expenses at the Core Portfolio Properties increased $998,100, or 3.8% when compared to the prior 12 month period primarily due to increases in personnel, utilities and real estate taxes which were partially offset by a decrease in building and grounds repair and maintenance expenses for suite improvements such as the replacement of appliances and carpeting. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $270 per suite for the year ended December 31, 1996 as compared to $301 per suite for the year ended December 31, 1995.

          Other expenses:
               Depreciation and amortization increased $2,878,200 or 22.7% for the year primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               Painting service expenses increased $435,500 or 43.5% for the year. These increases were primarily the result of payroll related expenses attributable to the increased sales activity of the painting company.

               General and administrative expenses increased $441,300 or 8.1% for the year. This increase is primarily attributable to payroll and related expenses.

               Interest expense increased $3,864,500 or 33.2% for the year primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties.

          Extraordinary items:
               The extraordinary item of $1,097,500 recognized during 1995 primarily relates to the write off of $911,000 of deferred financing costs in connection with the extinguishment of the Revolving Credit Facility. The balance of the extraordinary item recognized during the year relates to the write off of deferred financing costs in connection with the repayment of certain mortgage indebtedness.

pge 28
          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $2,132,700.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures increased $255,700 or 83.8%, $7,800 or 2.6%, and $163,900 or
          122.8% for the years ended December 31, 1997, 1996 and 1995, respectively. These increases are primarily attributable to increased rents and occupancies.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 1997, 1996 and 1995.

                                   For the year ended December 31,
                                   1997         1996         1995
                              -----------  -----------  ----------
   Beneficial interests in
     joint venture operations
            Rental revenue     $ 6,744,700  $ 6,570,700  $ 6,562,900
       Cost of operations        3,943,400    3,968,800    3,955,800
                                 2,801,300    2,601,900    2,607,100
       Interest income              19,700       19,200       22,600
       Interest expense         (1,763,200)  (1,782,700)  (1,801,600)
       Depreciation               (447,300)    (483,600)    (481,100)
       Amortization                (49,600)     (49,600)     (49,600)
                               -----------  -----------  -----------
       Net income              $   560,900  $   305,200  $   297,400

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

               Approximately 52% of the Company's multifamily properties are located in the greater Cleveland/Akron, Ohio area which is the fourteenth largest consumer market in the United States containing over four million people within a 50 mile radius of Akron. In central Ohio, Columbus is the only city in the northeast quadrant of the country that has experienced continuous population growth since 1970, according to Census Bureau data. Columbus, Ohio was selected by the E & Y Kenneth Leventhal Real Estate Group as one of the 12 best investment markets in the country because of its well-diversified economic base, strong rental growth and lower vacancy rates. The Company's Michigan page 29
          portfolio is located in ten separate markets having a combined projected population growth of approximately 4.2%, or 153,000 people, with a projected 8.5% increase in job growth or an additional 17,000 jobs.

               With an average economic occupancy for the Core Portfolio Market-rate Properties over 94%, and strong market fundamentals, it would appear that opportunities exist for increasing the rate of rental growth at the Company's Market-rate Properties. Though the Company expected to increase rents at the Core Portfolio Market-rate Properties by four to five percent in 1997, lower than expected inflation and the dynamics of the respective markets impeded the Company's ability to increase rents. While the Company anticipated a reduction in its overall economic occupancy in conjunction with its four to five percent rental growth objective, higher than expected vacancies also depressed overall revenue growth.

                The Company anticipates that rental revenues will increase between two to three percent in 1998 when compared to 1997. The 1998 rental revenue increase objective should be achieved through a combination of rent and occupancy increases. Markets like Columbus and Indianapolis, where there is an abundance of undeveloped land suitable for development, will continue to be sensitive to the impact of new multifamily housing starts. Some of these new starts, particularly those in proximity to the Company's properties, may have a short-term effect on occupancies. The Company believes that its 1998 rental revenue growth objectives are reasonable given the geographic diversity of the Company's Core Portfolio Market-rate Properties.

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

          Inflation
               Substantially all of the Market-rate residential leases at the properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for terms up to two years. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

          Contingencies
               There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been page 30
          completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies. The Company has completed the installation of financial reporting and leasing management systems, which together comprise the Company's primary reporting systems, that are Year 2000 compliant.

               HUD recently notified the Company that Rainbow Terrace Apartments, Inc., (the Company's subsidiary corporation that owns Rainbow Terrace Apartments) is in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleges that the property is poorly managed and Rainbow Terrace Apartments has failed to complete certain physical improvements to the property. Moreover, HUD claims that the property is not in compliance with numerous technical regulations concerning whether certain expenses are properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property. Rainbow Terrace Apartments believes that it has corrected the management deficiencies cited by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and, in a series of written responses to HUD, justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, Rainbow Terrace Apartments believes it has repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents. The Company is unable to predict the outcome of the controversy with HUD, but does not believe it will have a material adverse effect on the Company's financial position, results of operations or cash flows.


page 31
          Item 8.   Financial Statements and Supplementary Data.

                 The response to this item is included in a separate section at the end of this report.

          Item 9.   Changes and Disagreements with Accountants on
                    Accounting and Financial Disclosure.

                 None.

page 32
                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant.

               The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be tentatively held on May 7,1998, is incorporated by reference in this Annual Report on Form 10-K.

               The Executive Officers of the Company as of March 1, 1998 are:

           Name         Age         Position with the Company
  -------------------  ---- --------------------------------------
  Jeffrey I. Friedman   46  Chairman of the Board, President, Chief
                               Executive Officer and Director

   Dennis W. Bikun       41  Chief Financial Officer and Treasurer

   Martin A. Fishman     56  Vice President -  General Counsel and
                               Secretary

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

               In addition to the executive officers named in the table above, the following persons hold positions in senior management with the Company as indicated:

               Barbara E. Hasenstab joined the Company in 1996 as Director of Investor Relations. Ms. Hasenstab has 19 years of experience in investor relations and is 44 years old.

               JoAnn C. Hirsh joined the Company in 1997 as Director of Government Programs. Ms. Hirsh is responsible for compliance with federal, state and local HUD regulations. Ms. Hirsh is a Certified Public Accountant and is 41 years old.

               Terrence P. Keenan joined the Company in 1995 as Director of Construction and Development. Mr. Keenan has 16 years of experience in the construction of real estate properties and is 39 years old.

page 33

               Steven E. Lee joined the Company in 1997 and is currently a Director of Operations. He has been involved in multifamily property management for 15 years. Mr. Lee has supervisory responsibility for properties in Columbus, Michigan and northern Ohio, as well as the Company's four properties in Cincinnati, Ohio; Indianapolis, Indiana and Pittsburgh, Pennsylvania. Mr. Lee is a Certified Property Manager and is 42 years old.

               Jeffrey Lustic joined AEG in 1980 and is currently the Company's Director of Budgets, having responsibility for coordinating and monitoring the annual operating budgets for the Properties. Mr. Lustic is 41 years old.

               John W. McGinty joined AEG in 1990 and is currently the Director of Financial Reporting, having overall responsibility for all aspects of financial reporting. Mr. McGinty is a Certified Public Accountant and is 40 years old.

               Richard Q. Mansfield joined the Company in 1995 and is currently a Director of Operations. He has been involved in multifamily property management for 20 years. Mr. Mansfield has supervisory responsibility for properties in northeast Ohio and is 42 years old.

               Terrence J. O'Driscoll joined AEG in 1988 and is currently the Company's Director of Finance. Mr. O'Driscoll is a Certified Public Accountant and is 41 years old.

               James G. Owen joined AEG in 1986 and is currently Director of Operations, with supervisory responsibility for properties in northeast Ohio, including the government-subsidized properties. Mr. Owen is a Certified Property Manager and is 43 years old.

               Lita L. Weiss joined AEG in 1987 as Associate Counsel. Ms. Weiss has been practicing law for 19 years with an emphasis in employment, housing, regulatory and premises security law. Ms. Weiss is 65 years old.

               Nan R. Zieleniec joined AEG in 1990 and is currently the Director of Human Resources, having responsibility for all areas of human resource planning and administration. Ms. Zieleniec is 39 years old.

          Item 11.  Executive Compensation.

               The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be tentatively held on May 7, 1998, is incorporated by reference in this Annual Report on Form 10-K.
page 34

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

               The information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be tentatively held on May 7, 1998, is incorporated by reference in this Annual Report on Form 10-K.

          Item 13.  Certain Relationships and Related Transactions.

               The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held tentatively on May 7, 1998, is incorporated by reference in this Annual Report on Form 10-K.

page 35
                                       GLOSSARY

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

page 36
               "Economic Vacancies" means the dollar amount of rent lost due to suites not being leased determined at the Potential Suite Rent of each vacant suite.

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


page 37
               "Potential Suite Rent" means the rent at which a suite is expected to be leased based on its market value.

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

                                      PART IV

        Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

        (a)  The following documents are filed as part of this Report.

             1. Financial Statements: The following documents are filed as part of this report.

                     Report of Independent Accountants - Associated Estates Realty Corporation.

                     Consolidated Balance Sheets as of December 31, 1997 and 1996.

                     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                     Consolidated Statements of Shareholders'
                     Equity for the years ended December 31, 1997, 1996 and 1995.

                     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and
                     1995.

                     Notes to Financial Statements.

             2. Financial Statement Schedules: The following financial statement schedule of Associated Estates Realty Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

                  Schedule                                         Page
                  --------
                  III   Real Estate and Accumulated
                            Depreciation.                           F-30

                    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        (b) Reports on Form 8-K were filed on July 1, 1997 and December 2, 1997 and on Form 8-K/A-1 on July 3, 1997 in which information regarding Items 5 and 7 of Form 8-K was reported.

        (c) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

                                                  Filed herewith or
                                                     incorporated
                                                      herein by
   Number                 Title                       reference
--------- ------------------------------------     ----------------
    3.1   Second Amended and Restated Articles     Exhibit 3.1 to
          of Incorporation of the Company          Form S-11 filed
                                                   June 30, 1994
                                                   (File No. 33-
                                                   80950 as
                                                   amended)

    3.2   Code of Regulations of the Company       Exhibit 3.2 to
                                                   Form S-11 filed
                                                   June 30, 1994
                                                   (File No. 33-
                                                   80950 as
                                                   amended).

    4.1   Specimen Stock Certificate               Exhibit 3.1 to
                                                   Form S-11 filed
                                                   September 2,
                                                   1993 (File No.
                                                   33-68276 as
                                                   amended).

    4.2   Form of Indemnification Agreement        Exhibit 4.2 to
                                                   Form S-11 filed
                                                   September 2,
                                                   1993 (File No.
                                                   33-68276 as
                                                   amended).

    4.3   Promissory Note dated October 23,        Exhibit 4.3 to
          1991 from Triangle Properties Limited    Form S-11 filed
          Partnership, et. al., in favor of PFL    September 2,
          Life Insurance Company; Open End         1993 (File No.
          Mortgage from Triangle Properties        33-68276 as
          Limited Partnership I, et. al., in       amended).
          favor of PFL Life Insurance Company
          (The Registrant undertakes to provide
          additional long-term loan documents
          upon request).

    4.4   Promissory Note dated February 28,       Exhibit 4.4 to
          1994 in the amount of $25 million.       Form  10 -K
          Open-End Mortgage Deed and Security      filed March 31,
          Agreement from AERC to National City     1993.
          Bank (Westchester Townhouse); Open-
          End Mortgage Deed and Security
          Agreement from AERC to National City
          Bank (Bay Club); Open-End Mortgage
          Deed and Security Agreement from
          Winchester II Apartments, Inc. to
          National City Bank (Winchester II
          Apartments); and Open-End Mortgage
          Deed and Security Agreement from
          Portage Towers Apartments, Inc. to
          National City Bank (Portage Towers
          Apartments).


                                                   Filed herewith or
                                                      incorporated
                                                        herein by
  Number                Title                           reference
--------  -----------------------------------      -----------------


    4.6   Indenture dated as of March 31, 1995     Exhibit 4.6 to
          between Associated Estates Realty        Form 10-Q filed
          Corporation and National City Bank.      May 11, 1995.

    4.7   $75 Million 8-3/8% Senior Note due       Exhibit 4.7 to
          April 15, 2000                           Form 10-Q filed
                                                   May 11, 1995.


    4.8   Revolving Credit Facility - Second       Exhibit 4.8 to
          Amended and Restated Credit Agreement    Form 10-Q filed
          dated September 26, 1995, by and         November 11,
          among the Company, as Borrower, and      1995
          National City Bank, as Agent, and the
          Banks identified therein.

    4.8a  Fourth Amendment to Revolving Credit     Exhibit 4.1 to
          Facility dated March 8, 1996, by and     Form 10-Q filed
          among the Company, as Borrower, and      May 13, 1996.
          National City Bank, as Agent, and the
          banks identified therein.

    4.8b  Fifth Amendment to Credit Agreemen       Exhibit 4.8b to
          dated November 27, 1996, by and among    Form 10-K filed
          the Company, as Borrower, the banks      March 26, 1997
          and lending institutions, as Banks,
          and National City Bank, as Agent.

    4.8c  Third Amended and Restated Credit        Exhibit 4.8c
          Agreement dated November 12, 1997, by    filed herewith
          and among the Company, as Borrower,
          the banks and National City Bank, as
          Agent, and the Banks identified
          therein.

    4.8d  Seventh Amendment to Credit Agree        Exhibit 4.8d
          By and Among Associated Estates          filed herewith
          Realty Corporation, Borrower,
          National City Bank, as Agent and The
          Banks Identified therein.


    4.9   Form of Medium-Term Note-Fixed Rate-     Exhibit 4(i) to
          Senior Security.                         Form S-3 filed
                                                   December 7,
                                                   1995 (File No.
                                                   33-80169) as
                                                   amended.

    4.10  Form of Preferred Share Certificate.     Exhibit 4.1 to
                                                   Form 8-K filed
                                                   July 12, 1995.

                                                   Filed herewith or
                                                      incorporated
                                                       herein by
  Number               Title                           reference
--------  --------------------------------        ------------------
    4.11  Form of Deposit Agreement and            Exhibit 4.2 to
          Depositary Receipt.                      Form 8-K filed
                                                   July 12, 1995.

    4.12  Ten Million Dollar 7.10% Senior Notes    Exhibit 4.12 to
          Due 2002.                                Form 10-K filed
                                                   March 28, 1996.

   10     Associated Estates Realty Corporati      Exhibit 10 to
          Directors  Deferred Compensation         Form 10-Q filed
          Plan.                                    November 14,
                                                   1996

   10.1   Registration Rights Agreement among      Exhibit 10.1 to
          the Company and certain holders of       Form S-11 filed
          the Company's Common Shares.             September 2,
                                                   1993 (File No.
                                                   33-68276 as
                                                   amended).

   10.2   Stock Option Plan                        Exhibit 10.2 to
                                                   Form S-11 filed
                                                   September 2,
                                                   1993 (File No.
                                                   33-68276 as
                                                   amended).


   10.3   Amended and Restated Employment          Exhibit 10.1 to
          Agreement between the Company and        Form 10-Q filed
          Jeffrey I. Friedman.                     May 13, 1996.

   10.4   Equity-Based Incentive Compensation      Exhibit 10.4 to
          Plan                                     Form 10-K filed
                                                   March 29, 1995.

   10.5   Long-Term Incentive Compensation Plan    Exhibit 10.5 to
                                                   Form 10-K filed
                                                   March 29, 1995.

   10.6   Lease Agreement dated November 29,       Exhibit 10.6 to
          1990 between Royal American              Form 10-K filed
          Management Corporation and Airport       March 29, 1995.
          Partners Limited Partnership.

   10.7   Sublease dated February 28, 1994         Exhibit 10.7 to
          between the Company as Sublessee, and    Form 10-K filed
          Progressive Casualty Insurance           March 29, 1995.
          Company, as Sublessor.

page 42
[CAPTION]

                                                   Filed herewith or
                                                      incorporated
                                                        herein by
Number                    Title                         reference
-------   ------------------------------------     -----------------

   10.8   Assignment  and  Assumption Agreement    Exhibit 10.8 to
          dated May  17, 1994  between  the        Form 10-K filed
          Company, as  Assignee, and Airport       March 29, 1995.
          Partners  Limited  Partnership,  as
          Assignor.

   10.9   Form of Restricted Share Agreement       Exhibit 10.9 to
          dated December 6, 1995 by and between    Form 10-K filed
          the Company and William A. Foley,        March 28, 1996.
          Gerald C. McDonough, Frank E. Mosier
          and Richard T. Schwarz.

   10.10  Pledge Agreement dated May 23, 1997      Exhibit 10.01 to
          between Jeffrey I. Friedman and the      Form 10-Q filed
          Company.                                 August 8, 1997


   10.11  Secured Promissory Note dated May 23,    Exhibit 10.02 to
          1997 in the amount of $1,671,000         Form 10-Q filed
          executed by Jeffrey I. Friedman in       August 8, 1997
          favor of the Company.

   10.12  Unsecured Promissory Note dated May      Exhibit 10.03 to
          23, 1997 in the amount of $1,671,000     Form 10-Q filed
          executed by Jeffrey I. Friedman in       August 8, 1997
          favor of the Company.

   10.14  Share Option Agreement dated November    Exhibit 10.14 to
          18, 1993 by and between the Company      Form 10-K filed
          and William A. Foley, Gerald C.          March 30, 1993.
          McDonough, Frank E. Mosier and
          Richard T. Schwarz.

   21.1   List of Subsidiaries                     Exhibit 21.1
                                                   filed herewith.

   23.1   Consent of Independent Accountants       Exhibit 23.1
                                                   filed herewith.

   27     Financial Data Schedule                  Exhibit 27 filed
                                                   herewith.


                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.

                                        ASSOCIATED ESTATES REALTY CORPORATION

                                        By /s/ Jeffrey I. Friedman
                                        Jeffrey I. Friedman, Chairman of the
                                        Board, President and Chief Executive
                                        Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 1998.



        Signature                          Title                       Date
--------------------------   ----------------------------------    ---------------

 /s/ Jeffrey I. Friedman    Chairman of the Board, President,    March 23, 1998
 Jeffrey I. Friedman        Chief Executive Officer and Director
                             (Principal Executive Officer)


/s/ Dennis W. Bikun        Chief Financial Officer (Principal    March 23, 1998
Dennis W. Bikun            Financial Officer and Principal
                            Accounting Officer)


/s/ Albert T. Adams         Director                             March 23, 1998
Albert T. Adams


/s/ Gerald C. McDonough    Director                              March 23, 1998
Gerald C. McDonough


                           Director                              March 23, 1998
Mark L. Milstein


/s/ Frank E. Mosier        Director                              March 23, 1998
Frank E. Mosier


/s/ Richard T. Schwarz     Director                              March 23, 1998
Richard T. Schwarz


/s/ Jerome Spevack         Director                              March 23, 1998
Jerome Spevack


                             INDEX TO FINANCIAL STATEMENTS

                         ASSOCIATED ESTATES REALTY CORPORATION



   Financial Statements:                                     Page

     Report of Independent Accountants                        F-2
     Balance Sheets at December 31, 1997 and 1996             F-3
     Statement of Operations for the three years
        ended December 31, 1997                               F-4
     Statement of Changes in Shareholders' Equity
        for the three years ended December 31,1997            F-5
     Statements of Cash Flows for the three years ended
        December 31, 1997                                     F-6
     Notes to Financial Statements                            F-7

     Financial Statement Schedules:

           III - Real Estate and Accumulated Depreciation
                 at December 31, 1997                        F-31



             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           REPORT OF INDEPENDENT ACCOUNTANTS



        To the Board of Directors and Shareholders of Associated Estates Realty Corporation

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Associated
        Estates Realty Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



        /s/ Price Waterhouse LLP
        Price Waterhouse LLP

        Cleveland, Ohio
        March 18, 1998


page F-3
                         ASSOCIATED ESTATES REALTY CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         1997           1996
                       ASSETS
   Real estate assets
     Land                                           $  54,906,050  $  44,241,900
     Buildings and improvements                       550,156,521    430,920,893
     Furniture and fixtures                            24,997,001     20,286,700
                                                      630,059,572    495,449,493
       Less:  accumulated depreciation               (130,668,538)  (112,102,829)
                                                      499,391,034    383,346,664
     Construction in progress                          16,439,393     18,516,982
       Real estate, net                               515,830,427    401,863,646
   Cash and cash equivalents                            2,251,819      1,286,959
   Restricted cash                                     10,125,513      5,625,003
   Accounts and notes receivable
     Rents                                              2,256,158      1,569,907
     Affiliates and joint ventures                     14,439,155      6,738,635
     Other                                              2,385,829      2,010,754
   Deferred charges and prepaid expenses                6,621,404      5,616,394
                                                    $ 553,910,305  $ 424,711,298

        LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                     $  57,817,981  $  69,024,253
   Unsecured debt                                     260,352,307    148,788,707
       Total indebtedness                             318,170,288    217,812,960
   Accounts payable and accrued expenses               16,197,356     14,361,609
   Dividends payable                                    7,938,692      6,895,071
   Resident security deposits                           4,867,011      4,154,418
   Funds held on behalf of managed properties
     Affiliates and joint ventures                      7,124,217      6,261,225
     Other                                              2,340,115      2,275,086
   Accrued interest                                     3,776,884      2,521,644
   Accumulated losses and distributions of joint
     ventures in excess of investment and advances     12,337,664     12,413,087
       Total liabilities                              372,752,227    266,695,100
   Commitments and contingencies                                -              -
   Shareholders' equity
     Preferred shares, Class A cumulative, without
       par value; 3,000,000 authorized; 225,000
       issued and outstanding                          56,250,000     56,250,000

     Common shares, without par value, $.10 stated
       value; 50,000,000 authorized; 17,073,773
       and 15,322,381 issued and outstanding
       at December 31, 1997 and 1996, respectively      1,707,377      1,532,238
     Paid-in capital                                  171,752,807    133,073,035
     Accumulated dividends in excess of net income    (48,552,106)   (32,839,075)
       Total shareholders' equity                     181,158,078    158,016,198
                                                    $ 553,910,305  $ 424,711,298

                      The accompanying notes are an integral part
                            of these financial statements.

                        ASSOCIATED ESTATES REALTY CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME

                                                      For the year ended December 31,
                                                      1997          1996        1995

   Revenues
    Rental                                        $ 101,639,584 $ 87,975,036$ 70,045,335
    Property management fees                          3,752,230    3,779,676   4,212,514
    Painting services                                 1,663,927    1,633,842   1,066,579
    Other                                             1,754,207    1,066,594   1,752,809
                                                    108,809,948   94,455,148  77,077,237
   Expenses
    Property operating and maintenance               43,229,949   37,056,123  29,277,260
    Depreciation and amortization                    19,265,827   15,535,587  12,657,372
    Painting services                                 1,491,527    1,436,486   1,001,029
    Cost associated with abandoned projects             309,794            -      45,611
    General and administrative                        6,084,654    5,912,197   5,470,882
    Charge for unrecoverable funds advanced to
      non-owned properties and other                  1,764,044            -           -
    Interest expense                                 19,144,260   15,515,956  11,651,439
                                                     91,290,055   75,456,349  60,103,593
   Income before gain on sale of land, equity
    in net income of joint ventures and
    extraordinary items                              17,519,893   18,998,799  16,973,644
   Gain on sale of land                               1,607,829            -           -
   Equity in net income of joint ventures               560,934      305,189     297,406
   Income before extraordinary items                 19,688,656   19,303,988  17,271,050
   Extraordinary items-extinguishment of debt         1,023,713            -  (1,097,531)
   Net income                                     $  20,712,369 $ 19,303,988$ 16,173,519

   Net income applicable to common shares         $  15,227,948 $ 13,819,566$ 14,040,789

   Earnings Per Common Share - Basic:
    Income before extraordinary items             $         .88 $        .99$       1.09
    Extraordinary items                           $         .06 $          -$       (.08)
    Net income                                    $         .94 $        .99$       1.01

   Earnings Per Common Share - Diluted:
    Income before extraordinary items             $         .88 $        .99$       1.09
    Extraordinary items                           $         .06 $          -$       (.08)
    Net income                                    $         .94 $        .99$       1.01

   Weighted average number of common shares
    outstanding   - Basic                            16,199,928   13,931,807  13,869,595
             - Diluted                               16,221,564   13,931,807  13,869,595


                     The accompanying notes are an integral part
                            of these financial statements.

                        ASSOCIATED ESTATES REALTY CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                        Class A                              Accumulated
                                                       Cumulative                            Dividends in
                                                       Preferred     Common      Paid-In      Excess of
                                            Total        Shares      Shares      Capital      Net Income

   Balance, December 31, 1994           $ 94,897,191  $          - $1,386,938 $104,730,272  $(11,220,019)
    Net income                            16,173,519             -          -            -    16,173,519
    Issuance of 3,000 restricted
      common shares                                -             -        300         (300)            -
    Issuance of 225,000 preferred
      shares, net of underwriters'
      discounts and offering expenses     54,087,035   56,250,000           -   (2,162,965)            -
    Common share dividends declared      (23,855,336)           -           -            -   (23,855,336)
    Preferred share dividends declared    (2,132,730)           -           -            -    (2,132,730)
   Balance, December 31, 1995            139,169,679   56,250,000   1,387,238  102,567,007   (21,034,566)
    Net income                            19,303,988            -           -            -    19,303,988
    Issuance of 1,450,000 common
      shares, net of underwriters'
      discounts and offering expenses
      of $1,774,222                       30,669,528            -     145,000   30,524,528             -
    Unrealized holding losses on
      investment securities                  (18,500)           -           -      (18,500)            -
    Common share dividends declared      (25,624,075)           -           -            -   (25,624,075)
    Preferred share dividends declared    (5,484,422)           -           -            -    (5,484,422)
   Balance, December 31, 1996            158,016,198    56,250,000  1,532,238  133,073,035   (32,839,075)
    Net income                            20,712,369             -          -            -    20,712,369
    Issuance of 1,317 restricted
      common shares                                -             -        131         (131)            -
    Issuance of 1,750,000 common
      shares, net of underwriters'
      discounts and offering expenses
      of $2,286,806                       38,838,194             -    175,000   38,663,194             -
    Stock options exercised                    1,717             -          8        1,709             -
    Unrealized holding gains on
      investment securities                   15,000             -          -       15,000             -
    Common share dividends declared      (30,940,979)            -          -            -   (30,940,979)
    Preferred share dividends declared    (5,484,421)            -          -            -    (5,484,421)
   Balance, December 31, 1997           $181,158,078  $ 56,250,000 $1,707,377 $171,752,807  $(48,552,106)


                     The accompanying notes are an integral part
                            of these financial statements.

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the year ended December 31,
                                                                 1997            1996           1995
   Cash flow from operating activities:
    Net income                                              $  20,712,369   $  19,303,988  $ 16,173,519
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                            19,265,827      15,535,587    12,657,372
      (Gain) loss on extinguishment of debt                    (1,023,713)              -     1,096,506
      Gain on sale of land                                     (1,607,829)              -             -
      Charge for unrecoverable funds advanced to
        non-owned properties and other                          1,764,044               -             -
      Equity in net income of joint ventures                     (560,936)       (305,189)     (297,406)
      Earnings distributed from joint ventures                    502,891         423,959       244,625
      Net change in - Accounts and notes receivable            (2,825,370)     (1,052,793)      105,429
                    - Accounts and notes receivable
                      affiliates and joint ventures            (4,358,520)     (3,387,067)   (1,161,853)
                    - Accounts payable and accrued expenses       (37,248)      1,584,630     2,128,390
                    - Other operating assets and liabilities    1,677,352         131,711     1,182,829
                    - Restricted cash                          (4,500,510)       (564,619)     (337,538)
                    - Funds held for non-owned managed
                      properties                                  862,992         188,755      (905,724)
                    - Funds held for non-owned managed
                       properties affiliates and joint
                       ventures                                    65,029        (798,481)   (2,004,684)
         Total adjustments                                      9,224,009      11,756,493    12,707,946
      Net cash flow provided by operations                     29,936,378      31,060,481    28,881,465
   Cash flow from investing activities:
    Real estate acquired or developed (net of liabilities
     assumed)                                                (131,446,648)    (74,176,202)  (93,106,549)
    Fixed asset additions                                      (1,994,607)     (1,680,625)   (1,238,134)
    Net proceeds received from sale of land                     4,892,668               -             -
    Loans receivable - affiliates                              (3,342,000)              -             -
    (Contributions to) Distributions from joint ventures          (17,378)         86,018       193,687
      Net cash flow used for investing activities            (131,907,965)    (75,770,809)  (94,150,996)
   Cash flow from financing activities:
    Principal payments on mortgage notes                      (19,306,272)     (2,921,236)  (22,495,032)
    Proceeds from mortgage notes                                8,100,000               -             -
    Proceeds from senior and medium-term notes                 50,000,000      42,500,000    84,682,000
    Line of credit borrowings                                 370,900,000     170,950,000   110,444,000
    Line of credit repayments                                (309,400,000)   (167,050,000) (132,344,000)
    Deferred financing and offering costs                        (815,651)       (822,030)   (2,571,544)
    Common share dividends paid                               (29,897,358)    (24,692,838)  (23,439,254)
    Preferred share dividends paid                             (5,484,421)     (5,484,422)   (2,132,730)
    Stock options exercised                                         1,717               -             -
    Proceeds from the issuance of common shares, net
     of $2,187,500 and $1,609,500 of underwriting
     commissions and $99,306 and $164,722 of
     offering expenses paid in 1997 and 1996, respectively     38,838,432      30,669,528             -
    Proceeds from the issuance of preferred shares, net of
     $1,771,875 of underwriting commissions and $374,333
     of offering expenses paid                                          -               -    54,103,792
      Net cash flow provided by financing activities          102,936,447      43,149,002    66,247,232
   Increase (decrease) in cash and cash equivalents               964,860      (1,561,326)      977,701
   Cash and cash equivalents, beginning of period               1,286,959       2,848,285     1,870,584
   Cash and cash equivalents, end of period                 $   2,251,819   $   1,286,959  $  2,848,285


                     The accompanying notes are an integral part
                            of these financial statements.
page F-7


                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. At December 31, 1997, the Company owned or was a joint venture partner in 88 multifamily properties containing 17,600 suites. Additionally, the Company managed 40 non-owned properties, 32 of which were multifamily properties consisting of 7,052 suites and eight of which were commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area.
          Through special purpose entities, collectively referred to as the "Service Companies", the Company provides to both owned and non-owned properties, management, painting and computer services as well as mortgage origination and servicing.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, and the Service Companies. The Company holds a preferred share interest in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control.

               Investments in joint ventures, which are 50% or less owned by the Company, are presented using the equity method of accounting.

               All significant intercompany balances and transactions have been eliminated in consolidation.

          Use of Estimates

               The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

          Cash Equivalents

               The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

          Real Estate and Depreciation

               Real estate assets are stated at cost less accumulated depreciation. Included in construction in progress are parcels of undeveloped land held for future development. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings and improvements         10 - 30 years
               Furniture, fixtures and equipment   3 - 10 years

               Management reviews the carrying value of real estate assets using estimated future cash flows, including estimated proceeds from disposition, whenever an event or change in circumstances indicates that the asset value may not be recoverable.

               Expenditures that extend the life or improve an asset beyond its original condition are capitalized. Expenditures for maintenance and repairs, and costs incurred in connection with resident turnover such as suite cleaning, painting, carpet cleaning or replacement, appliance repair or replacement and other associated costs are charged to operations.

          Deferred Leasing and Financing Costs

               Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument on a straight-line basis, which approximates the effective interest method. Costs incurred with respect to shelf registrations are capitalized and allocated on a pro rata basis to subsequent offerings thereunder. External costs incurred in the leasing of commercial and retail space are amortized on a straight-line basis over the terms of the related lease agreements.

          Revenue Recognition

               The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Government-Assisted Properties are recognized based on applications submitted to the U.S. Department of Housing and Urban Development ("HUD"). Provision is made for estimated amounts of revenue increases that may not be granted.

               Revenues earned by the Service Companies are recognized on the accrual basis.

          Income Taxes

               The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, the Company is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other qualifications.

               At December 31, 1997 and 1996, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $83 million and $78 million, respectively.

          Reclassifications

               Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation. Recent Accounting Pronouncements

               Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128 - Earnings Per Share (Note 14).

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

          2.   DEVELOPMENT, ACQUISITIONS AND DISPOSITION ACTIVITY

          Development Activity

               Construction in progress, including the cost of land, for the development of multifamily properties was $16,439,393 and $18,516,982 at December 31, 1997 and 1996, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Interest, real estate taxes and insurance aggregating approximately $1,880,830, $1,394,800 and $440,000 were capitalized during the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, one project was completed, Bradford at Easton, a 324 suite property located in Columbus, Ohio at a total cost of construction of $18.8 million. During 1997, the construction and leasing of 175 suites at three properties were completed at a total cost of $14.2 million. During 1996, the construction and leasing of 116 suites at two properties were completed at a total cost of $6.5 million.

page F-10
          During 1995, the construction and leasing of 132 additional suites adjacent to three of the Company's properties were completed at a total cost of $6 million.

          Acquisition Activity

               During 1997, the Company acquired, in separate purchase transactions, eight multifamily properties containing an aggregate of 1,762 suites and two parcels of land consisting of
          14.7 acres for an aggregate purchase price of $105.1 million, of which $4.5 million represented liabilities assumed. The acquired properties are located in Clinton Township and Farmington Hills, Michigan; Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of the acquired properties has been financed primarily with proceeds from borrowings on the Company's Line of Credit (Note 6).

               During 1996, the Company acquired, in separate purchase transactions, six multifamily properties containing an aggregate of 1,289 suites and three parcels of undeveloped land consisting of 43 acres for an aggregate purchase price of $59.1 million, which were financed with (i) borrowings under the Company's Line of Credit of $46.1 million; (ii) net proceeds of $9.9 million from the issuance of a Medium-Term Note; and (iii) the assumption of mortgage indebtedness with a stated value of $3.1 million.

               During 1995, the Company acquired, in separate purchase transactions, 15 multifamily properties consisting of 2,276 suites and three parcels of land consisting of 89.7 acres for an aggregate cost of $106 million. These acquisitions were financed with (i) $2.5 million of available cash, (ii) $42.2 million of proceeds from the Perpetual Preferred Share offering (Note 13),
          (iii) borrowings under the Revolving Credit Facility and Line of Credit of $37.4 million, and (iv) the assumption of mortgage indebtedness with a stated value of $23.9 million. The mortgage indebtedness was adjusted to market value at the date of acquisition, using interest rates reflecting the Company's incremental borrowing rate.

          Disposition Activity

               In December 1997, the Company sold a 90 acre parcel of land zoned for office and industrial use, which was one of the assets acquired by the Company at the time of the Company's initial public offering of common shares. Net cash proceeds from the sale of $4.9 million, resulting in a gain of $1.6 million were placed in a trust restricting the Company to use these funds exclusively for the purchase of other property of like-kind and qualifying use. The like-kind exchange was consummated subsequent to December 31, 1997.

          3.   RESTRICTED CASH

               Restricted cash, some of which is required by HUD for certain government-subsidized properties, includes funds held in trust for a pending like-kind exchange (Note 2), residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to page F-11
          maintain the associated property. In addition, certain escrows are maintained in connection with mortgage servicing operations.

               Restricted cash is comprised of the following:

                                      1997        1996

   Like-kind exchange trust       $  4,863,760 $         -
   Resident security deposits          805,172     793,160
   Escrow and reserve funds for
    replacements required by
    mortgagees                       4,456,581   4,831,843
                                  $ 10,125,513 $ 5,625,003

               Amounts held in the like-kind exchange trust were invested in money market funds at December 31, 1997. Resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Reserve funds for replacements are invested in a combination of money market funds, U.S. treasury bills with maturities less than 18 months, and collateralized mortgage obligations issued by the Federal Home Loan Mortgage Company ("FHLMC") maturing in 2023.

               Debt securities owned with a purchased maturity of less than 18 months are classified as "held to maturity" and securities with a purchased maturity greater than 18 months are classified as "available for sale". At December 31, 1997 and 1996, treasury bills with a cost of $1,873,088 and $1,899,433 had fair values of $1,904,255 and $1,929,890, respectively, and are stated at cost in the Consolidated Balance Sheet. Investments in obligations issued by the FHLMC were stated at fair value which compares to cost of $398,000 and $423,000 at December 31, 1997 and 1996, respectively. Included in additional paid-in capital is a $15,000 unrealized holding gain and $18,500 unrealized holding loss at December 31, 1997 and 1996, respectively, related to available for sale securities.

          4.   DEFERRED CHARGES AND PREPAID EXPENSES

               Deferred charges and prepaid expenses consist of the following:

                                             1997         1996

   Deferred financing and leasing costs  $ 3,739,789  $ 3,407,556
   Less:  accumulated amortization          (886,000)    (620,093)
                                           2,853,789    2,787,463
   Prepaid expenses                        2,325,067    1,393,936
   Other assets                            1,442,548    1,434,995
                                         $ 6,621,404  $ 5,616,394

              Amortization expense was $700,118, $608,594 and $765,404 for the years ended December 31, 1997, 1996 and 1995, respectively.

          5.   EXTRAORDINARY ITEMS AND NON-RECURRING CHARGE

               In 1997, unamortized debt discount was written off upon the early repayment of mortgage debt. In 1995, deferred financing costs were written off upon the early termination of the Revolving Credit Facility and early repayment of mortgage debt. These transactions have been reflected as an extraordinary credit or charge in 1997 and 1995, respectively.

               During 1997, the Company wrote off $1,764,044 of receivables, principally comprised of two advances to managed but non-owned and non-related party properties. This write off is reflected as a charge for unrecoverable funds advanced to non-owned properties and other in the Consolidated Statements of Income.

          6.   DEBT

               The Company's borrowings are evidenced by both secured and unsecured debt. Secured debt consists of the following:

                                              1997          1996

   Conventional mortgage debt, maturing
      at various dates to 2018                $ 29,396,477  $ 37,737,709
   Federally insured mortgage debt, maturing
      at various dates to 2028                  28,421,504    31,286,544

                                              $ 57,817,981  $ 69,024,253

          Conventional Mortgage Debt

               Conventional mortgages payable are comprised of four and six loans (nonrecourse, fixed rate, project specific loans) at December 31, 1997 and 1996, respectively, each of which is collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through March 1, 2007. At December 31, 1997, three of the four conventional mortgages have a fixed rate and the remaining mortgage ($8,100,000) is a variable rate. The average interest rate on conventional mortgages was 8.45% and 8.02% at December 31, 1997 and 1996, respectively.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt which encumbered seven and eight of the properties at December 31, 1997 and 1996, respectively (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. At December 31, 1997, six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1,892,401) is a variable rate. Interest rates on the HUD-insured indebtedness range from 7.0% to 10.25% (averaging 8.18% at December 31, 1997).

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

               Real estate assets pledged as collateral for all mortgage debt had a net book value of $50,030,137 and $65,757,695 at December 31, 1997 and 1996, respectively.

               Unsecured debt consists of the following:

                                                1997          1996
                                            -------------  ------------
   Senior Notes, due 2000 to 2002 with
      interest payable quarterly, net of
      unamortized discounts of $147,693
      and $211,293                          $  84,852,307 $  84,788,707
   Medium-Term Notes, due 2001 to 2026
      with interest payable quarterly          92,500,000    42,500,000
   Line of Credit, due 1998                    83,000,000    21,500,000
                                            $ 260,352,307 $ 148,788,707

          Senior Notes

               The Senior Notes with aggregate net proceeds of $83.6 million after underwriting commissions, offering expenses and discount, were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million and $74.8 million at December 31, 1997 and 1996, respectively.

          Medium-Term Notes Program

               The Company issued ten Medium-Term Notes (the "MTN's") having an aggregate balance of $92.5 million and $42.5 million at December 31, 1997 and 1996, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 10.27 years at December 31, 1997. The holders of two MTN's with stated terms of 30 years each may request repayment five and seven years from the issue date of the respective MTN. Should these holders request prepayment, the weighted average maturity would be 5.48 years. The weighted average interest rate of the ten MTN's is 6.97%.
          Six of the MTN's in the aggregate amount of $42.5 million were issued in 1996, with the balance issued in 1997.

               The Company's current MTN Program provides for the issuance from time-to-time of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the
          option of the holder prior to the stated maturity date.   These
          MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 1997, $82.5 million of additional MTN borrowings were available under the current program.

          Line of Credit

               During September 1997, the Company reached an agreement with its agent bank to increase its $75 million unsecured credit facility (the "Line of Credit") to $100 million. The Company also negotiated a competitive bid option which could further reduce interest cost on its Line of Credit. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to 90% of Distributable Cash Flow, as defined in the agreement, (iii) restrict the use of its borrowings, and (iv) maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. For the year ended December 31, 1997, based on the Company's present credit ratings, the LIBOR margin was 125 basis points, fixed in increments of 30, 60, 90, 120 or 180 days or, alternatively, borrowings are at prime rate. An annual commitment fee of 15 to 25 basis points on the average daily unused amount of the facility is payable quarterly in arrears. The Company also exercised its option to extend the line for one additional year through September 1998. The weighted average interest rate on borrowings outstanding under the Line of Credit was 7.04% at December 31, 1997.

               As of December 31, 1997, the scheduled maturities of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows:

                1998                $  84,004,936
                1999                   29,191,859
                2000                   76,038,727
                2001                   22,231,604
                2002                   26,208,474
                Thereafter             80,494,688

                                    $ 318,170,288

          7.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

               At December 31, 1997, the Company's interests in the joint venture partnerships are as follows:

                                     Ownership

                Americana            33-1/3%
                Euclid House         33-1/3%
                Gates Mills Towers   33-1/3%
                Watergate            33-1/3%
                College Towers           50%
                Highland House           50%
                Lakeshore Village        50%

                Summarized financial information for these joint ventures is as follows:

          Balance sheet data
                                              1997          1996
                                          ----------    ----------
          Real estate, net                $13,812,528   $14,928,492
          Other assets                      4,171,028     3,633,528
                                          $17,983,556   $18,562,020

          Amounts payable to the Company  $   147,349   $   227,577
          Mortgages payable                51,132,057    51,769,320
          Other liabilities                 2,995,699     3,312,635
          Accumulated deficit             (36,291,549)  (36,747,512)
                                          $17,983,556   $18,562,020

          Operating data
                                            1997         1996         1995

   Rental revenues                      $18,775,127  $18,254,406  $ 18,295,281
   Other revenues                           129,490      127,729       135,488
   Operating and maintenance expenses    11,020,783   11,093,688    10,993,346
   Depreciation and amortization          1,384,453    1,493,727     1,486,041
   Interest expense                       5,119,462    5,176,499     5,230,842
   Net income                           $ 1,379,919  $   618,221  $    720,540

   Company's proportionate interest in:
     Depreciation and amortization      $   496,983  $   533,248  $    530,731
     Interest expense                     1,763,156    1,782,706     1,801,622
     Net income of joint ventures           560,934      305,189       297,406

               The Company's proportionate share of net distributions was $485,513, $509,977 and $438,312 for the years ended December 31,
          1997, 1996 and 1995, respectively. Revenues from property management fees charged to joint ventures aggregated $764,338, $746,514 and $745,924 for the years ended December 31, 1997, 1996 and 1995, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

               Lakeshore Village is governed by regulations pursuant to the property's rent subsidy and mortgage insurance programs under HUD, which contain provisions governing certain aspects of the operations of the property (Note 10). Rent subsidies of $785,883, $802,517 and $809,032 for the years ended December 31,
          1997, 1996 and 1995, respectively, were received by the property.

          8.   TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

               The Company provides management and other services to (and is reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which the Company's Chief Executive Officer and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates". The Company also provides similar services to joint venture properties.

               Summarized affiliate and joint venture transaction activity follows:

                                              1997          1996         1995
   Property management fee and other
    miscellaneous service revenues
                      - affiliates        $ 2,416,850   $ 2,530,165  $ 2,779,609
                      - joint ventures        921,701       903,593      883,532
   Painting service revenues
                      - affiliates            460,218       944,769      419,133
                      - joint ventures        165,956       155,763      195,156
   Expenses incurred on behalf of and
     reimbursed by (1) - affiliates         4,478,437     3,959,548    3,558,591
                       - joint ventures     2,540,621     2,509,324    2,431,008
   Interest income     - affiliates           697,990       201,238       98,326
   Interest expense    - affiliates          (297,246)     (261,071)    (208,812)
                       - joint ventures       (24,091)      (21,865)     (15,449)

         (1)  Primarily payroll and employee benefits, reimbursed at cost.

               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties were $4,542,798 and $1,111,215 in the aggregate at December 31, 1997 and 1996, respectively. Other miscellaneous payables due to affiliates and joint venture properties were $329,000 and $219,747 in the aggregate at December 31, 1997 and 1996, respectively.

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $9,048,403 and $847,954 at December 31, 1997, respectively, and $5,010,697 and $616,723 at December 31, 1996, respectively. Except for insignificant amounts, advances to affiliates bear interest; on a weighted average basis; the rate charged was 8.0% during 1997 and 7.0% during 1996. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $4,989,674 and $1,805,543 at December 31, 1997, respectively, and $4,666,068 and $1,375,410 at December 31,
          1996, respectively.

               Subsequent to December 31, 1997, certain affiliated entities which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $3.5 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's board of directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, has informed the Company that the Corporation has caused the commencement of a review of expenditures relating to approximately $2.9 million of capital calls from certain HUD subsidized affiliated entities, to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of the Company. Should this review result in any dispute with respect to the foregoing expenditures, such disagreement will be resolved through binding arbitration. The Company believes that all expenditures were appropriate and, accordingly, does not believe that the ultimate outcome of any disagreement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               At December 31, 1997, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). The notes were entered into on May 23, 1997 and bear interest, payable quarterly at the 30-day LIBOR plus the LIBOR margin on the Company's Line of Credit, with principal due May 1, 2002. The 30-day LIBOR averaged 5.52% during 1997 while the LIBOR margin on the Company's Line of Credit ranged from 150 to 100 basis points. One of the notes is collateralized by 150,000 of the Company's common shares; the other note is unsecured. The Company recognized interest income of $143,289 at December 31, 1997 relating to these notes.

          9.   NOTEHOLDER INTEREST

               The Company has a noteholder interest in one multifamily property which, since 1984, has been unable to generate sufficient cash flow, as defined, to meet the scheduled interest payments under notes payable to the Company. Accordingly, the Company is entitled to all cash flows from operations. To the extent that the cumulative unpaid debt service on the notes is greater than seven years of aggregate principal and interest amortization (the cumulative amount of debt service), which occurred in 1995, the Company can exercise its rights under a security agreement and foreclose on the property. Because, in substance, the Company will eventually own title to the property, most likely through foreclosure, the property is presented in the financial statements as if owned by the Company. Summarized financial information for this property is as follows:

                                     1997         1996
   Real estate, net              $ 1,441,646  $ 1,484,399
   Other assets                      803,416    1,124,209
                                 $ 2,245,062  $ 2,608,608

   Mortgage notes payable        $ 4,295,287  $ 4,453,316
   Other liabilities                 399,677      419,586
   Accumulated deficit            (2,449,902)  (2,264,294)
                                 $ 2,245,062  $ 2,608,608

                                     1997         1996         1995
   Rental and other revenue      $  2,264,592 $  2,270,750 $ 2,250,140
   Property operating and
      maintenance expenses          1,392,571    1,202,178   1,295,223
   Depreciation and                   148,224      143,949     143,893
   amortization
   Interest expense                   325,764      335,644     353,334
   Net income                    $    398,033 $    588,979 $   457,690

          10.  COMMITMENTS AND CONTINGENCIES

               The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received,

          assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows:

                         1998              $ 996,620
                         1999                974,102
                         2000                657,329
                         2001                327,036
                         2002                 80,057
                         Thereafter          424,120
                                         $ 3,459,264

               The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $1,038,169, and accumulated depreciation of $426,093 at December 31, 1997. The Company also leases certain equipment under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows:

                                            Capital    Operating

                         1998              $ 323,586  $   127,166
                         1999                198,511      101,261
                         2000                 62,457      101,261
                         2001                 14,101      101,261
                         2002                  5,875      101,261
                         Thereafter                -    5,276,679
                                              -------  ----------
                                             604,530  $ 5,808,889
                         Less interest        51,897
                                           ---------
                                           $ 552,633

               Certain of the ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the financial statements and expire at various dates from 2021 to 2086. Rental revenues derived from such properties were $9,476,338, $9,376,871 and $9,257,290 for the years ended December 31, 1997, 1996 and 1995, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $1,564,010 and $1,481,538 at December 31, 1997 and 1996, respectively. With respect to such leases, the Company incurred ground rent expense of $101,261 for each of the years ended December 31, 1997, 1996 and 1995.

               The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the assignment of fee simple title shall expire in 2037. At December 31, 1997, the net book value of this property was $1,618,097.

               Certain of the Company's properties are governed by regulations pursuant to rent subsidies or mortgage insurance programs, which contain provisions governing certain aspects of the operations of the properties. Among other things, such provisions may include the maintenance of a reserve fund for replacements, the renting of properties to qualifying residents, and the requirement to make distributions in accordance with certain regulations. Certain approvals may be required to encumber properties having rental subsidies.

               The rent subsidy program provides that HUD will make monthly housing assistance payments to the Company on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the Company. Such contracts have scheduled expiration dates between September 2000 and December 2018. HUD may abate subsidy payments if the Company defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Rent subsidies of $11,004,881, $11,174,488 and $10,666,547 for the years ended
          December 31, 1997, 1996 and 1995, respectively, were received or recognized in income by the 15 wholly owned properties eligible for federal rent subsidies. As discussed in Note 6, certain obligations are insured by federal mortgage insurance programs. The Company believes that the contracts will be renewed or that the properties will be operated as conventional, market-rate apartments upon expiration of the contracts.

               HUD recently notified the Company that Rainbow Terrace Apartments, Inc., (the Company's subsidiary corporation that owns Rainbow Terrace Apartments) is in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleges that the property is poorly managed and Rainbow Terrace Apartments has failed to complete certain physical improvements to the property. Moreover, HUD claims that the property is not in compliance with numerous technical regulations concerning whether certain expenses are properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property. Rainbow Terrace Apartments believes that it has corrected the management deficiencies cited by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and, in a series of written responses to HUD, justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, Rainbow Terrace Apartments believes it has repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents. The Company is unable to predict the outcome of the controversy with HUD, but does not believe it will have a material adverse effect on the Company's financial position, results of operations or cash flows.

          11.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

               The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

               Rents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate corresponding fair values.

               Mortgages and notes payable with an aggregate carrying value of $57,817,981 and $69,024,253 at December 31, 1997 and 1996,
          respectively, have an estimated aggregate fair value of approximately $60,958,924 and $69,029,601, respectively. The Line of Credit is carried at an amount which approximates fair market value. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

               Senior and Medium-Term Notes with an aggregate carrying value of $177,352,307 and $127,288,707 at December 31, 1997 and
          1996, respectively, have an estimated fair value of $185,572,168 and $130,446,465, respectively.

               The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. On December 12, 1997, the Company entered into a treasury lock rate agreement for a notional amount of $20,000,000. The carrying value of the agreement was zero and the fair market value was a liability of approximately $76,000 at December 31, 1997.

               Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

          12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               Cash paid for interest for the years ended December 31, 1997, 1996 and 1995 was $19,628,642, $16,294,050 and $10,430,373,
          respectively, which is net of capitalized interest.

               The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

page F-21

                                        1997        1996         1995
                                    ----------  -----------  ----------
   Assumption of mortgage debt in
    connection with the acquisition
    of properties                    $        -  $ 3,036,251 $ 25,791,140
   Assumption of liabilities in
    connection with the acquisition
    of properties                     4,448,956      923,691    1,081,530
   Dividends declared but not paid    7,938,692    6,895,071    5,963,834
   Capital lease obligations            339,745      319,802       35,946
   Offering expenses accrued             37,771       96,785       58,089


          13.  PREFERRED AND COMMON SHARES

               On July 2, 1997, the Company completed an offering of 1,750,000 common shares at $23.50 per share. The net proceeds of approximately $38.8 million were applied to reduce debt.

               On December 17, 1996, the Company completed an offering of 1,450,000 common shares at $22.375 per share. The net proceeds of approximately $30.7 million were applied to reduce debt.

               On July 27, 1995, the Company completed an offering of 2,250,000 Depositary Shares, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"). Net proceeds to the Company after expenses relating to the offering and underwriting discounts and commissions were approximately $54.1 million, which were utilized for acquisitions and to reduce existing debt. Dividends on the Perpetual Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Perpetual Preferred Shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the Perpetual Preferred Shares will be redeemable for cash at the option of the Company.

               The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no noncumulative preferred shares issued or outstanding at December 31, 1997, 1996 or 1995.

          14.  EARNINGS AND DIVIDENDS PER SHARE

          Earnings Per Share

               Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128 which became effective after December 15, 1997; all periods prior thereto have been restated to conform with the provisions of this Statement.

               The following table provides a reconciliation of both income before extraordinary items and the number of common shares used in the computations of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares.

                                          For the year ended December 31,
                                          1997          1996         1995
   Income Before Extraordinary Items
     Income                           $ 19,688,656  $ 19,303,988 $ 17,271,050
     Less: Preferred stock dividends     5,484,421     5,484,422    2,132,730
     Applicable to common shares      $ 14,204,235  $ 13,819,566 $ 15,138,320

   Number of Shares
     Basic-average shares outstanding   16,199,928    13,931,807   13,869,595
     Add: Dilutive effect of stock
      options                               21,636             -            -
     Diluted shares                     16,221,564    13,931,807   13,869,595

   Per-Share Amount-Income
     Before Extraordinary Item
       Basic                          $        .88  $        .99 $       1.09
       Diluted                        $        .88  $        .99 $       1.09


               Options to purchase 389,274, 369,349 and 349,600 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively (Note 15), a portion of which has been reflected above using the treasury stock method.

          Dividends Per Share

               Total dividends declared per common share and the related components for the years ended December 31, 1997 and 1996, as reported for income tax purposes, were as follows:

                    For the year ended December 31, 1997
                                      Non-Taxable
                            Ordinary   Return of
                Date Paid    Income     Capital   Dividends

   1st quarter  5/1/97      $ .325      $ .14        $ .465
   2nd quarter  8/1/97        .325        .14          .465
   3rd quarter  10/31/97      .325        .14          .465
   4th quarter  1/15/98       .325        .14          .465
                            $1.300      $ .56        $1.860


                    For the year ended December 31, 1996
                                      Non-Taxable
                            Ordinary   Return of
                Date Paid    Income     Capital   Dividends


   1st quarter  5/1/96      $ .32       $ .13        $ .45
   2nd quarter  8/1/96        .32         .13          .45
   3rd quarter  11/1/96       .32         .13          .45
   4th quarter  1/31/97       .32         .13          .45
                            $1.28       $ .52        $1.80

          15.  EMPLOYEE BENEFIT PLANS

          401(k) Plan

               The Company sponsors a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute between 1% and 12% of their gross wages. The Company matches such contributions at a rate of 25% up to a maximum participant contribution of 4%. The Company made contributions to this plan, net of reimbursements from managed but non-owned properties, of $60,016, $46,555 and $39,827 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Company offers medical, dental and life insurance benefits to employees.

          AERC Share Option Plan

               The Company provides an incentive and nonqualified stock option plan (the "AERC Share Option Plan") under which 543,093 of the Company's common shares are reserved for awards of share options to eligible key employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof. Option awards granted are vested in equal annual increments over no fewer than three years, beginning on the first anniversary of the date of grant. Activity under the AERC Share Option Plan is summarized as follows:

                                                   Granted and
                                       Authorized  Outstanding   Available  Exercisable

   Balance at December 31, 1993            543,093     344,850    198,243            -
     Granted (at $22.00 per share)               -           -          -      114,950
   Balance at December 31, 1994            543,093     344,850    198,243      114,950
     Forfeited (at $22.00 per share)             -     (20,250)    20,250            -
     Exercisable                                 -           -          -      101,450
   Balance at December 31, 1995            543,093     324,600    218,493      216,400
     Granted (at $20.25 per share)               -      25,000    (25,000)           -
     Forfeited (at $22.00 per share)             -      (4,001)     4,001            -
     Exercisable                                 -           -          -      104,199
   Balance at December 31, 1996            543,093     345,599    197,494      320,599
     Granted (at $24.06 per share)               -     197,494   (197,494)           -
     Exercised (at $22.44 to
      $23.75 per share)                          -         (75)         -          (75)
     Exercisable                                 -           -          -        8,333
   Balance at December 31, 1997            543,093     543,018          -      328,857

               The weighted average exercise prices of options outstanding at December 31, 1995, 1996 and 1997 were $22.00, $21.87 and
          $22.67 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 1995 and 1996 were $22.00 and $21.96 per share at December 31, 1997.

          Long-Term Plan

               In 1995, the Company's shareholders approved a long-term incentive compensation plan (the "Long-Term Plan"). Participants in the Long-Term Plan will earn incentive compensation over a three year period (the "Plan Period") based on specific levels of Funds From Operations per share, as defined, that are established page F-24
          at the outset of the Plan Period. Initial awards under the Long-Term Plan were based on the Plan Period beginning January 1, 1995 and ending December 31, 1997. There were no charges to earnings under this plan in 1996 or 1997. An accrual for $273,207 was recorded under this plan at December 31, 1995, but subsequently reversed during 1996. Beginning with the calendar year 1998, a new three year Plan Period will begin each year. Payment of the incentive compensation earned under the Long-Term Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the board of directors. The first payment eligibility date under the Long-Term Plan will be made in 1998, the second in 2001, and then it is anticipated that participants will be eligible for payments each year thereafter until the Long-Term Plan terminates in 2005.

          Omnibus Equity Plan

               In 1995, the Company's shareholders approved an equity-based incentive compensation plan (the "Omnibus Equity Plan"). The Omnibus Equity Plan provides for the grant to participants of options to purchase common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. The option price with respect to the grant of options to purchase common shares will be determined at the time of the grant but will not be less than 100% of the fair market value of the common shares at the date of the grant or 110% in the case of a participant who, at the date of grant, owns shares with more than 10% of the total combined voting power of all classes of stock of the Company. The rights to purchase common shares will enable a participant to purchase common shares (i) at the fair market value of such shares on the date of such grant or (ii) at 85% of such fair market value on such date if the grant is made in lieu of cash compensation. Under the terms of the Omnibus Equity Plan, these grants and awards may not aggregate more than 1,400,000 common shares and no participating employee may receive awards with respect to more than 250,000 common shares during any calendar year.

               Restricted shares and option awards granted are vested in equal annual increments over three and five years, respectively, beginning on the first anniversary of the date of grant. Activity under the Omnibus Equity Plan is summarized as follows:

                                                  Granted and
                                      Authorized  Outstanding   Available  Exercisable
   Authorized                           1,400,000           -  1,400,000            -
     Restricted shares granted (at
      $20.40 per share)                         -       3,000     (3,000)           -
     Exercisable                                -           -          -        1,000
   Balance at December 31, 1995 and
    1996                                1,400,000       3,000   1,397,000       1,000
     Restricted shares granted (at
      $22.81 per share)                         -       1,317     (1,317)           -
     Options granted (at $24.06 per
      share)                                    -     483,506   (483,506)           -
     Exercisable                                -           -          -        1,000
   Balance at December 31, 1997         1,400,000     487,823    912,177        2,000

               Deferred compensation of $30,600, $40,800 and $61,200 at December 31, 1997, 1996 and 1995, respectively, has been reflected as a reduction of paid-in capital in the accompanying financial statements relating to the issuance of 1,317 restricted shares in 1997 and 3,000 restricted shares in 1995.

          Options Granted to Outside Directors

               The Company has granted options to outside directors on a periodic basis since the IPO. The shares granted are determined by the Company's Executive Compensation Committee. Option awards granted vest one year from the date of grant. Activity is summarized as follows:

                                                  Granted   Exercisable
               Balance at December 31, 1993        20,000             -
                 Granted (at $22.00 per share)      5,000             -
                 Forfeited (at $22.00 per share)   (5,000)            -
                 Exercisable                            -        15,000
               Balance at December 31, 1994        20,000        15,000
                 Granted (at $22.00 per share)      5,000             -
                 Exercisable                            -         5,000
               Balance at December 31, 1995        25,000        20,000
                 Granted (at $22.00 per share)      5,000             -
                 Forfeited (at $22.00 per share)   (6,250)       (6,250)
                 Exercisable                            -         5,000
               Balance at December 31, 1996        23,750        18,750
                 Granted (at $24.06 per share)     20,000             -
                 Exercisable                            -         5,000
               Balance at December 31, 1997        43,750        23,750


               The weighted average exercise prices of options outstanding at December 31, 1995 and 1996 were $22.00 per share and $22.94 per share at December 31, 1997. The weighted average exercise prices of options exercisable at December 31, 1995, 1996 and 1997 were $22.00 per share.

          Executive Compensation

               The Company has an employment agreement with the President and Chief Executive Officer for an initial three-year term which commenced November 18, 1993 and is automatically extended for an additional year at the end of each year of the agreement. Annual base salary under the agreement was $458,480, $440,000 and $385,000 for 1997, 1996, and 1995, respectively. The initial agreement provided for an annual cash bonus equal to 15% to 100% of the base salary if the Company's Distributable Cash Flow, as defined, per common share, for any year exceeded, by 5% to 20% or more, the amount for the immediate preceding year. Under the bonus plan, $101,000 was earned in 1995. This employment agreement was amended in January 1996 to provide for a performance bonus based upon annual performance benchmarks tied to Funds From Operations per share. The incentive amounts are set at the beginning of each fiscal year commensurate with the responsibilities of a CEO. In 1997 and 1996, respectively, $0 and $227,854 in incentive compensation was earned.

          SFAS 123

               The Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been as follows:

page F-26

                                           1997         1996        1995

   Net income applicable
    to common shares
                          As reported  $15,227,948  $13,819,566 $14,040,789
                          Pro forma    $15,152,835  $13,812,182 $14,030,289

   Income per common share (Basic and Diluted)
                          As reported  $       .94  $       .99 $      1.01
                          Pro forma    $       .94  $       .99 $      1.01

               The fair value of each option grant was estimated on the date of grant using the Black-Sholes options pricing model using the following assumptions:

                                         For the year ended December 31,
                                          1997        1996        1995

   Risk free interest rate or range    5.8%-6.2%  6.5%-6.9%    7.2%
   Dividend yield                      7.8%       7.9%         7.9%
   Expected life or range              7-8 years  7-8 years    7 years
   Expected volatility or range        16.3%      17.4%-17.6%  19.8%
   Weighted average per share fair
    value of an option granted
    during the year                    $1.82      $1.91        $2.51


               The pro forma effect on net income as set forth above is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

          16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                   1997
                               First        Second       Third        Fourth
                              Quarter       Quarter     Quarter      Quarter

   Revenues                 $ 24,798,341 $26,823,699  $ 28,127,471 $29,060,437
   Income before
     extraordinary item        5,225,527   5,356,942     5,776,024   3,330,163
   Extraordinary item                  -  (1,043,446)       19,733           -
   Net income                  5,225,527   6,400,388     5,756,291   3,330,163
   Net income applicable
    to common shares           3,854,421   5,029,284     4,385,186   1,959,057

   Basic:
   Income before
     extraordinary item
     per common share       $        .25 $       .26   $       .26  $      .11
   Net income per common
     share                  $        .25 $       .32   $       .26  $      .11
   Weighted average number
     of shares outstanding
     (in thousands)               15,322      15,322        17,053      17,073

   Diluted:
   Income before
     extraordinary item
     per common share       $        .25 $        .26 $        .26 $       .11
   Net income per common
     share                  $        .25 $        .32 $        .26 $       .11
   Weighted average number
     of shares outstanding
     (in thousands)               15,351       15,335       17,074      17,097



                                                      1996
                                   First       Second       Third       Fourth
                                  Quarter     Quarter      Quarter     Quarter

   Revenues                     $ 21,924,332 $23,426,287  $ 24,041,986 $25,062,543
   Income before
     extraordinary item            4,791,177  4,924,206     4,984,243  4,604,362
   Net income                      4,791,177  4,924,206     4,984,243  4,604,362
   Net income applicable
     to common shares              3,420,072  3,553,101     3,613,138  3,233,255

   Basic:
   Income before
     extraordinary item
     per common share           $        .25$       .25  $        .26$      .23
   Net income per common share  $        .25$       .25  $        .26$      .23
   Weighted average number
     of shares outstanding
     (in thousands)                   13,872     13,872        13,872    14,109

   Diluted:
   Income before
     extraordinary item
     per common share           $        .25$       .25  $        .26$       .23
   Net income per common share  $        .25$       .25  $        .26$       .23
   Weighted average number
     of shares outstanding
     (in thousands)                   13,872     13,872        13,872     14,109

          17.  PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               As more fully described in Note 2, during the years ended December 31, 1997 and 1996, the Company completed the acquisition of eight and six multifamily properties (the "Acquired Properties") with total suites of 1,762 and 1,289, during 1997 and 1996, respectively, for an aggregate purchase price of $104.6 million and $57.4 million. The multifamily property acquisitions are summarized as follows:

                                                                        Month
                                                                     Acquired by
        Multifamily Property              Location            Suites the Company
   ----------------------------  ---------------------        ------ -----------
   1996 Acquisitions:
     Aspen Lakes                 Grand Rapids, Michigan         144  September
     Chestnut Ridge              Pittsburgh, Pennsylvania       468  March
     Perimeter Lakes             Dublin, Ohio                   189  September
     The Residence at Washington Washington Ct. House, Ohio      72  February
     Spring Brook Apartments     Holland, Michigan              168  June
     Summer Ridge Apartments     Kalamazoo, Michigan            248  April
                                                              1,289
   1997 Acquisitions:
     Clinton Place Apartments    Clinton Twp., Michigan         202  August
     Hawthorne Hills Apartments  Toledo, Ohio                    88  May
     Oak Bend Commons            Columbus, Ohio                 102  May
     Remington Place Apartments  Cincinnati, Ohio               234  April
     Saw Mill Village Apartments Columbus, Ohio                 340  April
     Spring Valley               Detroit, Michigan              224  October
     The Gables at White River   Indianapolis, Indiana          228  February
     Waterstone Apartments       Indianapolis, Indiana          344  August
                                                              1,762
                                                              3,051

               The operating results of the Acquired Properties are included in the results of operations of the Company from the dates of acquisition.

               The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the eight property acquisitions completed in 1997, and (ii) the offering of 1,750,000 common shares. The following unaudited supplemental pro forma operating data for 1996 is presented to reflect, as of January 1, 1996, the effects of: (i) the six property acquisitions completed in 1996, (ii) the offering of 1,450,000 common shares completed in 1996, (iii) the offering of 1,750,000 common shares completed in 1997, and (iv) the eight property acquisitions completed in 1997.

                                                           December 31,
           (In thousands, except per share amounts)       1997     1996

           Revenues                                     $113,397 $107,993
           *Net income                                    22,178   23,921
           *Net income applicable to common shares        16,693   18,436
           *Net income per common share
            (Basic and Diluted)                         $   0.98 $   1.08
           Weighted average common shares outstanding:
                - Basic                                   17,074   17,074
                - Diluted                                 17,096   17,074

          *Before extraordinary item


               The 1997 and 1996 pro forma financial information does not include the revenue and expenses for Oak Bend Apartments and Waterstone Apartments, properties that were acquired in 1997, for the period January 1, 1997 through the date the properties were acquired by the Company or for the period January 1, 1996 through December 31, 1996, respectively. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for such periods as they were under construction during substantially all of the periods prior to their acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          18.  SUBSEQUENT EVENTS

          Proposed merger

               Subject to customary conditions to closing and the approval of the Company's shareholders, the Company has entered into a definitive merger agreement with MIG Realty Advisors, Inc. ("MIGRA"). Pursuant to the terms of the merger agreement with MIGRA, the Company will also acquire the property management business of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition fees that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. Founded in 1982, MIGRA currently manages, through its affiliated management companies, 36 Multifamily Apartment Properties containing 11,059 suites. MIGRA's asset management, property management, investment advisory and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations".

               In exchange for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA will receive approximately 408,318 (based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement price, which average price is $23.63) of the Company's common shares at the closing of the merger. Subject to the achievement of certain performance criteria, the shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares. Such contingent consideration may have a value of up to $3.1 million and $6.4 million on the first and second anniversary of the merger, respectively. A portion of the shares to be issued will be based on the average closing price of the Company's common shares for the 20 days immediately preceding the contingent payment date. Assuming all contingent consideration is paid, the total purchase price for MIGRA, the property management business, and the rights to the disposition fees will be approximately $19.1 million.

               The Company may reduce the purchase price for the MIGRA Operations to the extent that any of MIGRA's or a MIGRA affiliate's advisory clients have not consented to the assignment of or have terminated any advisory, asset, property management or mortgage servicing agreement to the Company. Conversely, the purchase price may be increased to the extent that MIGRA enters into any new asset or property management or mortgage servicing agreement on or before the 90 days preceding the closing of the merger. In no event, however, will the amount of any price increase exceed the amount of any price decrease.

          Acquisition Activity

               From January 1 through February 26, 1998, the Company acquired four multifamily properties containing 1,320 suites for an aggregate purchase price of $74.4 million of which $15.5 million represents liabilities assumed including mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $14.4 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; and Toledo, Ohio.

           Proposed Acquisitions

               On January 28, 1998 (the "Contract Date"), the Company entered into a contract to acquire certain assets, consisting principally of the multifamily properties as further described below, from MIG Residential REIT, Inc. (the "Proposed Acquisition Properties"). The Proposed Acquisition Properties are as follows:

                                                          Number of
         Name of Property               Location           Suites

   20th and Campbell Apartments Phoenix, Arizona              204
   Annen Woods Apartments       Pikesville, Maryland          132
   Desert Oasis Apartments      Palm Desert, California       320
   Fleetwood Apartments         Houston, Texas                104
   Hampton Point Apartments     Silver Springs, Maryland      352
   Morgan Place Apartments      Atlanta, Georgia              186
   Peachtree Apartments         St. Louis, Missouri           156
   Windsor Falls Apartments     Raleigh, North Carolina       276

               The seller of the Proposed Acquisition Properties has agreed to exchange its assets for a combination of cash and an equity interest (the "Equity Consideration") in the Company totaling $108.5 million. The seller may elect to receive a portion of the total consideration in cash, up to a maximum of $11.1 million. The number of common shares issued will be determined based on the amount of Equity Consideration divided by the average closing price of the Company's common shares over the 20 day period preceding the purchase of the Proposed Acquisition Properties.
          For purposes of determining the number of shares issued as Equity Consideration, however, to the extent that the 20 day average price does not exceed the average closing price of the Company's common shares over the 20 day period preceding the Contract Date times 106%, no adjustment in the number of shares determined at the Contract Date will be made. The Company intends to finance any cash portion of the purchase price with borrowings made available through the Company's Line of Credit.

               The Company has also entered into separate contracts to purchase three parcels of undeveloped land containing an aggregate of 144 acres for an approximate purchase price of $9.8 million. One of the parcels is located in Avon, Ohio (a suburb of Cleveland), one of the parcels is located in Crestview Hills, Kentucky adjacent to a multifamily real estate property currently under contract and one of the parcels is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). Approximately 838 multifamily apartments may be constructed on the undeveloped land; 312 in Avon, Ohio; 300 in Crestview Hills, Kentucky; and 226 in Cranberry Township, Pennsylvania. The Company expects to finance the undeveloped land acquisitions using borrowings under the Line of Credit.

               There can be no assurances, however, that the Company will be successful in its attempts to acquire the Proposed Acquisition Properties and the five parcels of undeveloped land currently under contract.

                           ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1997

                                           Initial Cost                         Historical Cost
                                           -----------------------------------  ---------------------

                             Encumbrances              Buildings & Improvements            Buildings &
            Property              (1)         Land    Improvements      (2)        Land   Improvements

   RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO


   Barrington                $     -       $  982,153 $  9,821,240 $     -      $  982,153$  9,821,240
   Bay Club                        -          129,295    3,621,553       47,201    129,295   3,668,754
   Cloisters                       -          646,512    6,035,141       -         646,512   6,035,141
   Colonnade West                  -          180,264    1,114,901      681,816    277,146   1,699,835
   Cultural Gardens                -           84,377    1,417,195      127,837     84,377   1,545,032
   Edgewater Landing               -          417,639    4,518,082      165,413    417,639   4,683,495
   Ellet                           -           -         2,174,674      136,088     -        2,310,762
   Gates Mills Club                -           65,441    3,110,746      323,277     66,845   3,432,619
   Gates Mills III               6,761,826    277,898    7,387,584      224,329    277,898   7,611,913
   Hawthorne Hills Apartments      -          370,282    2,709,278       -         370,282   2,709,278
   Hillwood I                      -           -         1,449,483      148,019     -        1,597,502
   Holly Park                      -          497,500    6,947,935       17,946    497,500   6,965,881
   Huntington Hills                -          360,799    3,181,028       -         360,799   3,181,028
   Jennings                        -          205,100    1,665,155       11,893    205,100   1,677,048
   Kensington Village              -          887,632    4,931,272       44,260    887,632   4,975,532
   Mallard's Crossing            4,411,473    941,070    8,499,249       -         941,070   8,499,249
   Memphis Manor                   -          128,948      852,270      100,701    128,948     952,971
   Park Place                      -          145,000    1,447,097      262,807    161,077   1,693,827
   Pinecrest                       -          302,150    2,156,000       -         302,150   2,156,000
   Portage Towers                  -          388,353    5,609,249    2,168,397    524,150   7,641,849
   Puritas Place                   -          199,426    2,697,720      327,407    199,426   3,025,127
   Rainbow Terrace               1,935,123    256,000    8,194,477    1,380,277    256,000   9,574,754
   Riverview Towers                -           -         2,300,004      153,213     -        2,453,217
   Shaker Park Gardens           2,942,292    276,787    3,012,464        5,254    276,787   3,017,718
   Somerset West                 7,618,558    389,527    9,004,652        5,200    389,527   9,009,852
   State Road                      -           -         1,184,542       59,464     -        1,244,006
   Statesman II                    -          222,657    1,632,507       52,125    222,657   1,684,632
   Sutliff II                      -           -         3,276,512      169,572     -        3,446,084
   Tallmadge Acres                 -          235,559    4,643,644      782,071    269,869   5,391,405
   The Oaks                      1,892,401    170,000    2,241,624       25,047    170,000   2,266,671
   The Triangle                 16,885,005     -        20,578,668    1,344,995     -       21,923,663
   Timbers (3)                     -          400,111    4,056,547       84,978    400,111   4,141,525
   Treetops                        -        1,189,861    6,555,769       -       1,189,861   6,555,769
   Twinsburg                       -           -         2,833,574      310,484     -        3,144,058
   Vantage Villa                   -          565,952    4,598,362        4,065    565,952   4,602,427
   Villa Moderne                   -           96,584      746,332       65,436    102,564     805,788
   Village Towers                  -           -         2,442,343      164,584     -        2,606,927
   Washington Manor (3)            -          289,388    1,489,494          849    289,388   1,490,343
   West High                       -           -         2,714,785       67,093     -        2,781,878
   West Park Plaza                 -          127,890      820,402       36,018    127,890     856,420
   Westchester Townhouses          -          693,300    5,685,526       26,625    693,300   5,712,151
   Western Reserve Village         -          265,317    2,596,864       -         265,317   2,596,864
   Westlake Investment             -           35,685      323,834      739,102     35,685   1,062,936
   Williamsburg at Greenwood       -          843,642   12,929,692       32,604    843,642  12,962,296
     Village


                       ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III
                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1997

                              Historical Cost
                              ------------------------------------
                                                        Total Cost,
                                                          Net of    Depreciable     Date of
                                          Accumulated   Accumulated    Lives     Construction/
            Property             Total   Depreciation  Depreciation    Years      Acquisition

   RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   Barrington                 $10,803,393$    131,278  $  10,672,115   5-30     September, 1995
   Bay Club                     3,798,049   1,098,954      2,699,095  10-30     December, 1990
   Cloisters                    6,681,653     465,859      6,215,794   5-30     September, 1995
   Colonnade West               1,976,981   1,270,011        706,970  10-30     July, 1964
   Cultural Gardens             1,629,409   1,448,190        181,219  10-30     April, 1966
   Edgewater Landing            5,101,134     595,557      4,505,577   5-30     April, 1994
   Ellet                        2,310,762   1,481,253        829,509     30     January, 1978
   Gates Mills Club             3,499,464   2,577,718        921,746   5-30     December, 1980
   Gates Mills III              7,889,811   6,158,522      1,731,289   6-40     December, 1978
   Hawthorne Hills Apartments   3,079,560      50,780      3,028,780   5-30     May, 1997
   Hillwood I                   1,597,502   1,308,646        288,856  14-30     June, 1976
   Holly Park                   7,463,381   1,933,966      5,529,415  10-30     September, 1990
   Huntington Hills             3,541,827   2,120,684      1,421,143     30     October, 1982
   Jennings                     1,882,148     900,382        981,766  10-30     November, 1981
   Kensington Village           5,863,164     380,792      5,482,372   5-30     September, 1995
   Mallard's Crossing           9,440,319     852,402      8,587,917   5-30     February, 1995
   Memphis Manor                1,081,919     893,219        188,700   5-30     December, 1966
   Park Place                   1,854,904   1,508,010        346,894   5-30     October, 1966
   Pinecrest                    2,458,150     736,635      1,721,515   7-30     September, 1987
   Portage Towers               8,165,999   5,270,078      2,895,921   6-40     May, 1973
   Puritas Place                3,224,553   1,606,456      1,618,097   5-30     October, 1981
   Rainbow Terrace              9,830,754   8,829,344      1,001,410   3-30     September, 1981
   Riverview Towers             2,453,217   1,511,435        941,782     30     October, 1979
   Shaker Park Gardens          3,294,505   3,013,816        280,689  15-17     May, 1964
   Somerset West                9,399,379   5,015,449      4,383,930   5-30     March, 1982
   State Road                   1,244,006     946,643        297,363  14-30     September, 1977
   Statesman II                 1,907,289   1,638,728        268,561     13     May, 1987
   Sutliff II                   3,446,084   2,772,137        673,947   5-30     December, 1979
   Tallmadge Acres              5,661,274   3,784,936      1,876,338   6-40     June, 1981
   The Oaks                     2,436,671     945,582      1,491,089   7-30     June, 1985
   The Triangle                21,923,663   6,754,785     15,168,878   5-30     March, 1989
   Timbers (3)                  4,541,636   1,403,069      3,138,567   7-30     September, 1987
   Treetops                     7,745,630     504,353      7,241,277   5-30     September, 1995
   Twinsburg                    3,144,058   1,863,356      1,280,702  10-30     July, 1979
   Vantage Villa                5,168,379     331,784      4,836,595   5-30     October, 1995
   Villa Moderne                  908,352     758,278        150,074  15-30     October, 1963
   Village Towers               2,606,927   1,605,455      1,001,472     30     October, 1979
   Washington Manor (3)         1,779,731     898,431        881,300  10-30     July, 1994
   West High                    2,781,878   2,730,696         51,182   5-15     December, 1981
   West Park Plaza                984,310     836,409        147,901   5-30     April, 1964
   Westchester Townhouses       6,405,451   2,215,201      4,190,250   7-30     November, 1989
   Western Reserve Village      2,862,181      19,545      2,842,636  10-30     August, 1996
   Westlake Investment          1,098,621     871,458        227,163  15-30     October, 1985
   Williamsburg at Greenwood   13,805,938   1,672,881     12,133,057   5-30     February, 1994
     Village

                    ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III - Continued
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1997

                                           Initial Cost                         Historical Cost
                                           -----------------------------------  ----------------------

                              Encumbrances             Buildings & Improvements            Buildings &
            Property               (1)        Land    Improvements      (2)        Land   Improvements

   Winchester (4)                 4,295,287   299,660    5,133,088    1,121,323    344,355   6,209,716
   Winchester II                    -         352,200    8,295,653      393,687    372,877   8,668,663

   CENTRAL OHIO
   Arrowhead Station                -         477,838    4,216,425       54,208    477,838   4,270,633
   Bedford Commons                  -         928,921    5,963,753        2,720    928,921   5,966,473
   Bolton Estates                   -         707,601    5,124,052       12,794    707,601   5,136,846
   Bradford at Easton               -       2,033,450   16,273,455       -       2,033,450  16,273,455
   Residence at Christopher         -       1,560,355   13,753,580        2,418  1,560,355  13,755,998
     Wren
   Colony Bay East                  -         714,150    4,952,909       25,363    714,150   4,978,272
   Heathermoor                      -       1,796,346    9,087,316        2,563  1,796,346   9,089,879
   Kensington Grove                 -         533,117    4,600,057       -         533,117   4,600,057
   Lake Forest                      -         840,155    6,134,704       61,636    840,155   6,196,340
   Muirwood Village at              -         789,836    4,656,965        1,501    789,836   4,658,466
     Bennell (3)
   Muirwood Village at              -         205,097    3,728,615        2,471    205,097   3,731,086
     London
   Muirwood Village at              -         152,812    1,475,391          439    152,812   1,475,830
     Mt. Sterling
   Muirwood Village at              -         368,530    4,820,330    2,830,964    368,530   7,651,294
     Zanesville
   Oak Bend Commons                 -         732,803    4,989,741       -         732,803   4,989,741
     Apartments
   Pendleton Lakes East (3)         -       1,313,824    8,026,991       72,224  1,313,824   8,099,215
   Perimeter Lakes                  -       1,268,762    8,778,081       -       1,268,762   8,778,081
   The Residence at Newark          -         323,159    2,807,885    1,331,872    323,159   4,139,757
   Saw Mill Village                 -       2,548,488   17,332,159       -       2,548,488  17,332,159
   Sheffield at Sylvan              -         347,590    3,102,488    1,774,059    526,332   4,697,805
   Sterling Park                    -         645,538    3,919,325        1,171    645,538   3,920,496
   Residence at Turnberry           -         868,868   11,567,161        4,376    868,868  11,571,537
   Wyndemere                        -         602,128    2,782,217    1,502,476    602,128   4,284,693
   The Residence at                 -         289,960    2,579,835       -         289,960   2,579,835
     Washington

   SOUTHERN OHIO
   Remington Place                  -       1,644,583   10,118,924       -       1,644,583  10,118,924

   MICHIGAN
   Arbor Landings                   -       1,032,000    7,565,585       19,732  1,032,000   7,585,317
   Aspen Lakes Apartments         2,976,016   339,596    5,589,292       -         339,596   5,589,292
   Central Park Place               -       1,013,474    7,362,973       37,696  1,013,474   7,400,669
   Country Place Apartments         -         767,864    4,181,210       -         767,864   4,181,210
   Clinton Place Apartments         -       1,219,248    9,549,845       -       1,219,248   9,549,845
   Georgetown Park                  -       1,778,286   10,640,423    5,378,330  1,778,286  16,018,753
     Apartments
   Oaks and Woods at Hampton        -       3,025,954   27,204,231       -       3,025,954  27,204,231
   The Landings at the              -         814,961    7,189,546        7,491    814,961   7,197,037
     Preserve
   Spring Brook Apartments          -         609,742    5,307,960       -         609,742   5,307,960
   Spring Valley Apartments         -       1,432,830   13,454,915       -       1,432,830  13,454,915
   Summer Ridge                     -       1,250,919   11,193,520       -       1,250,919  11,193,520


                ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III - Continued
                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        December 31, 1997

                            Historical Cost
                            ------------------------------------
                                                      Total Cost,
                                                        Net of    Depreciable     Date of
                                        Accumulated   Accumulated    Lives     Construction/
           Property            Total   Depreciation  Depreciation    Years      Acquisition

   Winchester (4)             6,554,071   5,117,455      1,436,616   5-30     March, 1972
   Winchester II              9,041,540   6,583,394      2,458,146   6-40     March, 1979

   CENTRAL OHIO
   Arrowhead Station          4,748,471     408,425      4,340,046   5-30     March, 1995
   Bedford Commons            6,895,394     596,827      6,298,567   5-30     December, 1994
   Bolton Estates             5,844,447     587,721      5,256,726   5-30     July, 1994
   Bradford at Easton        18,306,905     338,589     17,968,316   5-30     October, 1995
   Residence at Christopher  15,316,353   1,741,912     13,574,441   5-30     March, 1994
     Wren
   Colony Bay East            5,692,422     446,181      5,246,241   5-30     February, 1995
   Heathermoor               10,886,225   1,021,500      9,864,725   5-30     August, 1994
   Kensington Grove           5,133,174     376,516      4,756,658   5-30     July, 1995
   Lake Forest                7,036,495     702,622      6,333,873   5-30     July, 1994
   Muirwood Village at        5,448,302     596,310      4,851,992   5-30     March, 1994
     Bennell (3)
   Muirwood Village at        3,936,183     476,204      3,459,979   5-30     March, 1994
     London
   Muirwood Village at        1,628,642     189,610      1,439,032   5-30     March, 1994
     Mt. Sterling
   Muirwood Village at        8,019,824     853,258      7,166,566   5-30     March, 1994
     Zanesville
   Oak Bend Commons           5,722,544      96,570      5,625,974   5-30     May,1997
     Apartments
   Pendleton Lakes East (3)   9,413,039     903,749      8,509,290   5-30     March, 1994
   Perimeter Lakes           10,046,843     367,440      9,679,403   5-30     Sept, 1996
   The Residence at Newark    4,462,916     509,825      3,953,091   5-30     March, 1994
   Saw Mill Village          19,880,647     391,824     19,488,823   5-30     April, 1997
   Sheffield at Sylvan        5,224,137     525,665      4,698,472   5-30     March, 1994
   Sterling Park              4,566,034     439,480      4,126,554   5-30     August, 1994
   Residence at Turnberry    12,440,405   1,465,032     10,975,373   5-30     March, 1994
   Wyndemere                  4,886,821     421,399      4,465,422   5-30     September, 1994
   The Residence at           2,869,795     163,923      2,705,872  10-30     February, 1996
     Washington

   SOUTHERN OHIO
   Remington Place           11,763,507     245,516     11,517,991   5-30     April, 1997

   MICHIGAN
   Arbor Landings             8,617,317     746,926      7,870,391   5-30     January, 1995
   Aspen Lakes Apartments     5,928,888     235,292      5,693,596   5-30     September, 1996
   Central Park Place         8,414,143     740,652      7,673,491   5-30     December, 1994
   Country Place Apartments   4,949,074     355,945      4,593,129   5-30     June, 1995
   Clinton Place Apartments  10,769,093     108,523     10,660,570   5-30     August, 1997
   Georgetown Park           17,797,039   1,388,415     16,408,624  10-30     December, 1994
     Apartments
   Oaks and Woods at         30,230,185   2,178,155     28,052,030   5-30     August, 1995
     Hampton
   The Landings at the        8,011,998     545,832      7,466,166   5-30     September, 1995
     Preserve
   Spring Brook Apartments    5,917,702     265,545      5,652,157   5-30     June, 1996
   Spring Valley Apartments  14,887,745      74,950     14,812,795   5-30     October, 1997
   Summer Ridge              12,444,439     653,234     11,791,205   5-30     April, 1996

                       ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III - Continued
                                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              December 31, 1997

                                          Initial Cost                           Historical Cost
                                          -------------------------------------  -----------------------

                             Encumbrances               Buildings & Improvements              Buildings &
            Property              (1)         Land     Improvements      (2)         Land    Improvements

   INDIANA
   The Gables at White River       -         1,064,131   11,953,275       -         1,064,131  11,953,275
   Waterstone Apartments           -         1,508,469   22,803,984       -         1,508,469  22,803,984

   PENNSYLVANIA
   Chestnut Ridge                  -         2,145,735  19,159,234        -         2,145,735  19,159,234

   LAND HELD FOR DEVELOPMENT
      NORTHERN OHIO
   Barrington                      -         1,375,016       -            -         1,375,016      -
   Westlake Investment             -           523,314       -            -           523,314      -
   Western Reserve Village         -           425,742       -            -           425,742      -

   CENTRAL OHIO
   Muirwood Village at Mt.         -           125,926       -            -           125,926      -
     Sterling
   Wyndemere                       -           200,140       -            -           200,140      -

   MICHIGAN
   Arbor Landings - Phase II       -           649,507       -            -           649,507      -
   Aspen Lakes Apts.               -           402,100       -            -           402,100      -
   Georgetown Park                 -           350,000       -            -           350,000      -
     Apartments
   The Landings at the             -           266,020       -            -           266,020      -
     Preserve
                             $  49,717,981$ 57,934,844 $522,586,563   24,937,961   58,469,408 546,989,960

   Management Service Companies                                        3,920,657      754,643   3,166,014
   Land, Building & Improvements                                    $ 28,858,618 $ 59,224,051$550,155,974

                     ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III - Continued
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1997




                                    Historical Cost
                                    --------------------------------------
                                                                Total Cost,
                                                                  Net of    Depreciable     Date of
                                                  Accumulated   Accumulated    Lives     Construction/
               Property                 Total    Depreciation  Depreciation    Years      Acquisition

   INDIANA
   The Gables at White River           13,017,406     346,978     12,670,428   5-30     Feb., 1997
   Waterstone Apartments               24,312,453     256,864     24,055,589   5-30     August, 1997

   PENNSYLVANIA
   Chestnut Ridge                      21,304,969   1,171,495     20,133,474   5-30     March, 1996

   LAND HELD FOR DEVELOPMENT
      NORTHERN OHIO
   Barrington                           1,375,016      -           1,375,016     -      September, 1995
   Westlake Investment                    523,314      -             523,314     -      October, 1985
   Western Reserve Village                425,742      -             425,742     -      August, 1996

   CENTRAL OHIO
   Muirwood Village at Mt. Sterling       125,926      -             125,926     -      December, 1996
   Wyndemere                              200,140      -             200,140     -      March, 1997

   MICHIGAN
   Arbor Landings - Phase II              649,507      -             649,507     -      August, 1995
   Aspen Lakes Apts.                      402,100      -             402,100     -      September, 1996
   Georgetown Park Apartments             350,000      -             350,000     -      December, 1994
   The Landings at the Preserve           266,020      -             266,020     -      September, 1995
                                      605,459,368 118,348,916    487,110,452

   Management Service Companies         3,920,657     508,575      3,412,082  10-30     November, 1993
   Land, Building & Improvements      609,380,025 118,857,491    490,522,534
   FURNITURE, FIXTURE & EQUIPMENT      24,997,001  11,811,047     13,185,954
   Construction in progress            12,121,939      -          12,121,939
                                    $ 646,498,965$130,668,538  $ 515,830,427

    (1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.
    (2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.
    (3) The following properties were combined for operating, marketing and reporting purposes.
          Muirwood Gemstar combined with Muirwood Bennell, Bentley Station combined with Pendleton Lakes, Timbers II combined with Timbers I, and Colonade Elyria combined with Washington Manor.
    (4) Refer to Note 9 to the December 31, 1997 financial statements of Associated Estates Realty Corporation.

                     ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III - Continued
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1997

                                          Initial Cost                         Historical Cost
                                          ------------------------------------ ------------------------

                             Encumbrances             Buildings &  Improvements             Buildings &
            Property              (1)        Land    Improvements       (2)        Land     Improvements

   JOINT VENTURE PROPERTIES
   INVESTMENTS IN WHICH
      AERC HAS A 50% INTEREST
      RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   College Towers                  -      $  340,000 $  3,351,247  $     36,558$   340,000 $  3,387,805
   Highland House                  -          54,053      209,903        -          54,053      209,903
   Lakeshore Village             4,218,878   482,217    3,861,676        -         482,217    3,861,676
                                 4,218,878   876,270    7,422,826        36,558    876,270    7,459,384

   INVESTMENTS IN WHICH
      AERC HAS A 33% INTEREST
      RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   Americana                    11,998,412   504,207    7,127,922       582,019    504,207    7,709,941
   Euclid House                  1,635,855   105,000    1,218,156         7,371    105,000    1,225,527
   Gates Mills Towers           18,901,008     -       10,358,694     9,458,595  1,351,214   18,466,075
   Watergate                    14,377,903   499,849   13,538,629       603,762    499,849   14,142,391
                                46,913,178 1,109,056   32,243,401    10,651,747  2,460,270   41,543,934

   Land, Building and        $  51,132,056$1,985,326 $ 39,666,227  $ 10,688,305$ 3,336,540 $ 49,003,318
     Improvements


                     ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III - Continued
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1997

                                     Historical Cost
                                     -------------------------------------
                                                                Total Cost,
                                                                  Net of    Depreciable     Date of
                                                  Accumulated   Accumulated    Lives     Construction/
                Property                Total    Depreciation  Depreciation    Years      Acquisition

   JOINT VENTURE PROPERTIES
   INVESTMENTS IN WHICH
      AERC HAS A 50% INTEREST
      RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   College Towers                    $ 3,727,805 $   3,310,251 $     417,554    7-30    January, 1969
   Highland House                        263,956       209,903        54,053    5-30    June, 1964
   Lakeshore Village                   4,343,893     1,963,020     2,380,873    3-30    October, 1982
                                       8,335,654     5,483,174     2,852,480

   INVESTMENTS IN WHICH
      AERC HAS A 33% INTEREST
      RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO

   Americana                           8,214,148     7,273,515       940,633    5-30    June, 1968
   Euclid House                        1,330,527     1,163,473       167,054    7-30    August, 1969
   Gates Mills Towers                 19,817,289    12,027,080     7,790,209   10-30    December, 1969
   Watergate                          14,642,240    12,670,699     1,971,541    5-30    July, 1971
                                      44,004,204    33,134,767    10,869,437

   Land, Building and
     Improvements                     52,339,858    38,617,941    13,721,917
   Furniture, Fixtures and Equipment   2,847,139     2,779,379        67,760
   Construction in Progress               22,851             -        22,851
                                     $55,209,848 $  41,397,320 $  13,812,528

    (1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.
    (2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

                                        SCHEDULE III (continued)

                        ASSOCIATED ESTATES REALTY CORPORATION
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1997


               The Aggregate Cost for Federal Income Tax purposes was approximately $600 million and $500 million at December 31, 1997 and 1996, respectively.

               The changes in Total Real Estate Assets for the years ended December 31, 1997 and 1996 are as follows:

                                          December 31,   December 31,
                                              1997           1996

           Balance, beginning of period  $ 513,966,475  $ 433,964,558
           Disposal of fixed assets         (3,284,839)      (130,924)
           New acquisition properties      105,681,282     61,376,510
           Improvements                     30,136,048     18,756,331
           Balance, end of period        $ 646,498,966  $ 513,966,475

               The changes in Accumulated Depreciation and Amortization for the years ended December 31, 1997 and 1996 are as follows:

                                          December 31,   December 31,
                                              1997           1996

           Balance, beginning of period  $ 112,102,829  $  97,301,859
           Disposal of fixed assets                  -       (126,024)
           Depreciation for period          18,565,709     14,926,994
           Balance, end of period        $ 130,668,538  $ 112,102,829