Form 10-Q
period 1998-03-31
ASSOCIATED ESTATES REALTY CORP
filed 1998-05-13
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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


                  Number of shares outstanding as of May 12, 1998:
                                  17,074,257 shares


                        ASSOCIATED ESTATES REALTY CORPORATION

                                        INDEX




   PART I  -  FINANCIAL INFORMATION                             Page

           Condensed Financial Statements

   ITEM 1


           Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997                               3



           Consolidated Statements of Income for the three
              month periods ended March 31, 1998 and 1997         4


           Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 1998 and 1997         5



           Notes to Financial Statements                          6


           Management's Discussion and Analysis of Financial
   ITEM 2     Condition and Results of Operations                15



   PART II  -  OTHER INFORMATION


   ITEM 4  Submission of Matters to a Vote of Security-Holders   27



   ITEM 6  Exhibits and Reports on Form 8-K                      27


   SIGNATURES                                                    31


                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                March 31,     December 31,
                                                   1998           1997
                                               (Unaudited)
                    ASSETS

   Real estate assets:
     Land                                     $ 69,442,077   $ 54,906,050
     Buildings and improvements                614,638,786    550,156,521
     Furniture and fixtures                     26,262,983     24,997,001
                                               710,343,846    630,059,572
       Less:  accumulated depreciation        (135,747,454)  (130,668,538)
                                               574,596,392    499,391,034
       Construction in progress                 19,575,374     16,439,393
          Real estate, net                     594,171,766    515,830,427
   Cash and cash equivalents                     1,640,205      2,251,819
   Restricted cash                               4,803,887     10,125,513
   Accounts and notes receivable:
     Rents                                       2,205,151      2,256,158
     Affiliates and joint ventures              13,975,351     14,439,155
     Other                                       1,571,393      2,385,829
   Deferred charges and prepaid expenses         9,219,267      6,621,404
                                              $627,587,020   $553,910,305

     LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                              $  72,514,448   $ 57,817,981
   Unsecured debt                              322,368,206    260,352,307
       Total indebtedness                      394,882,654    318,170,288
   Accounts payable and accrued expenses        16,807,608     16,197,356
   Dividends payable                             7,939,916      7,938,692
   Resident security deposits                    5,245,570      4,867,011
   Funds held on behalf of managed
   properties
     Affiliates and joint ventures               7,278,194      7,124,217
     Other                                       2,466,412      2,340,115
   Accrued interest                              4,271,145      3,776,884
   Accumulated losses and distributions of
     joint ventures in excess of investment
     and advances                               12,487,569     12,337,664
       Total liabilities                       451,379,068    372,752,227
   Commitments and contingencies                         -              -
   Shareholders' equity:


     Preferred shares, Class A cumulative,
      without par value; 3,000,000
      authorized; 225,000 issued and
      outstanding                               56,250,000     56,250,000
     Common shares, without par value, $.10
      stated value; 50,000,000 authorized;
      17,074,257 and 17,073,773 issued and
      outstanding at March 31, 1998
      and December 31, 1997, respectively        1,707,425      1,707,377
     Paid-in capital                           171,588,908    171,752,807
     Accumulated dividends in excess of net
      income                                   (53,338,381)   (48,552,106)
       Total shareholders' equity              176,207,952    181,158,078
                                              $627,587,020   $553,910,305


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                        For the three months ended March 31,
                                            1998                    1997
   Revenues
     Rental                             $ 29,104,614            $ 23,159,943
     Property management fees                948,838                 980,805
     Painting services                       348,555                 508,444
     Other                                   306,798                 229,208
                                          30,708,805              24,878,400
   Expenses
     Property operating and maintenance   12,302,462               9,225,320
     Depreciation and amortization         5,314,595               4,328,837
     Painting services                       337,939                 438,721
     General and administrative            1,833,612               1,511,547
     Interest expense                      6,431,667               4,106,609
      Total expenses                      26,220,275              19,611,034
   Income before equity in net income
   (loss) of joint ventures                4,488,530               5,267,366
     Equity in net income (loss) of
      joint ventures                          36,216                 (41,839)
   Net income                           $  4,524,746            $  5,225,527

   Net income applicable to common
    shares                              $  3,153,641            $  3,854,421

   Earnings Per Common Share - Basic:
     Net income                         $        .18            $        .25

   Earnings Per Common Share - Diluted:
     Net Income                         $        .18            $        .25

   Dividends paid per common share      $       .465            $       .465

   Weighted average number of common
     shares outstanding - Basic           17,071,950              15,320,718
                        - Diluted         17,075,383              15,350,538




                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                     (UNAUDITED)



                                                               1998           1997

   Cash flow from operating activities:
    Net income                                             $  4,524,746   $  5,225,527
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                           5,314,595      4,328,837
      Equity in net (income) loss of joint ventures             (36,216)        41,839
      Earnings distributed from joint ventures                  104,982         67,190
      Net change in    - Accounts and notes                     865,443       (576,732)
                          receivable
                       - Accounts and notes receivable-
                          affiliates and joint ventures         463,804     (2,344,737)
                       - Accounts payable and accrued
                          expenses                           (1,283,100)    (3,725,979)
                       - Other operating assets and
                          liabilities                        (2,096,408)       709,118
                       - Restricted cash                      5,321,626        110,070
                       - Funds held for non-owned
                          managed properties                    153,977       (173,897)
                       - Funds held for non-owned
                          managed properties affiliates
                          and joint ventures                    126,297       (360,339)
         Total adjustments                                    8,935,000     (1,924,630)
      Net cash flow provided by operations                   13,459,746      3,300,897

   Cash flow from investing activities:
    Real estate acquired or developed (net of liabilities
      assumed)                                              (66,095,671)   (31,560,293)
    Fixed asset additions                                      (359,946)      (406,865)
    Distributions from joint ventures                            81,139        123,930
      Net cash flow used for investing activities           (66,374,478)   (31,843,228)

   Cash flow from financing activities:
    Principal payments on mortgage notes                       (317,304)      (334,801)
    Proceeds from senior and medium-term notes                        -     15,000,000
    Term loan borrowings                                     45,000,000              -
    Line of credit borrowings                               107,500,000     64,900,000
    Line of credit repayments                               (90,500,000)   (43,300,000)
    Deferred financing and offering costs                       (68,557)      (179,212)
    Common share dividends paid                              (7,939,916)    (6,895,071)
    Preferred share dividends paid                           (1,371,105)    (1,371,106)
    Stock options exercised                                           -            238
      Net cash flow provided by financing activities         52,303,118     27,820,048
      Decrease in cash and cash equivalents                    (611,614)      (722,283)
   Cash and cash equivalents, beginning of period             2,251,819      1,286,959
   Cash and cash equivalents, end of period                $  1,640,205   $    564,676


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. At March 31, 1998, the Company owned or was a joint venture partner in 90 multifamily properties containing 18,920 suites. Additionally, the Company managed 40 non-owned properties, 32 of which were multifamily properties consisting of 7,052 suites and eight of which were commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area.
          Through special purpose entities, collectively referred to as the "Service Companies", the Company provides to both owned and non-owned properties, management, painting and computer services as well as mortgage origination and servicing.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, and the Service Companies. The Company holds a preferred share interest in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and with related party relationships, is deemed to have operating control. The preferred share interest is not an impermissible investment for purposes of the Company's REIT qualification test.

               Investments in joint ventures, which are 50% or less owned by the Company, are presented using the equity method of accounting.

               All significant intercompany balances and transactions have been eliminated in consolidation.

          Basis of Presentation

               The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

          Use of Estimates

               The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

          Recent Accounting Pronouncements

               Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128 - Earnings Per Share. All periods have been presented on the same basis. Effective March 31, 1998, the Company implemented SFAS No. 130 - Reporting Comprehensive Income. At March 31, 1998, the Company had no items of other comprehensive income requiring additional disclosure.

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

          Reclassifications

               Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

          2.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

          Development Activity

               Construction in progress, including the cost of land, for the development of multifamily properties was $19,575,374 and $16,439,393 at March 31, 1998 and December 31, 1997,
          respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Interest, real estate taxes and insurance aggregating approximately $361,640 and $464,000 were capitalized during the three month periods ended March 31, 1998 and 1997, respectively. For the three month period ended March 31, 1998, the construction and leasing of 44 suites at two properties were completed at a total cost of $3.5 million. The following schedule details construction in progress at March 31, 1998:


                                                            Placed in
           (dollars in thousands)         Number   Costs     Service     March 31, 1998   Estimated
                                            of   Incurred    through     Land  Building   Scheduled
                  Property               Suites   to Date    3/31/98     Cost     Cost   Completion

   AURORA, OHIO
     The Residence at Barrington-Phase I   168   $15,567   $ 13,300    $   196 $   2,071    1998
     The Residence at Barrington-Phase II  120     5,369          -        982     4,387    1998
                                           288    20,936     13,300      1,178     6,458
   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II          160*    1,974                   650     1,324    1998

   FENTON, MICHIGAN
     Georgetown Park Apartments III        120*    4,196          -        350     3,846    1998

   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II                        118*      551          -        402       149    1998

   STREETSBORO, OHIO
     The Village of Western Reserve        108     6,804      4,392        302     2,110    1998

   WESTLAKE, OHIO
     Westlake                              300*      648          -        523       125    1999

   Other                                   349*    2,158          -        592     1,566
                                         1,443   $37,267   $ 17,692(1)  $3,997 $  15,578

   * Estimated
   (1) Including land of $1,568.

          Acquisition Activity

               During the period January 1, 1998 through March 31, 1998, the Company acquired four multifamily properties containing 1,320 suites for an aggregate purchase price of $74.4 million of which $17.0 million represents liabilities assumed including mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $14.4 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; and Toledo, Ohio.

               Three of the four properties were acquired in anticipation of the proposed merger with MIGRA and the purchase of the MIG REIT properties (Note 11). The three properties were owned, at least in part, by MIG Residential Trust. The aggregate purchase price of these properties was $59.5 million of which approximately $16.3 million represented assumed liabilities.

          3.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1997:

                                                  Common
                                    Class A       Shares                    Accumulated
                                  Cumulative     (at $.10                    Dividends
                                   Preferred      stated       Paid-In     In Excess Of
                                    Shares        value)       Capital      Net Income       Total

   Balance, Dec. 31, 1997         $ 56,250,000 $1,707,377   $171,752,807 $ (48,552,106)  $181,158,078
      Net income                       -            -             -          4,524,746      4,524,746
      Issuance of 484 restricted
        common shares                  -               48            (48)        -             -
      Additional costs relating
        to common stock offering       -            -           (163,851)        -           (163,851)
      Common share
        dividends declared             -            -             -         (7,939,916)    (7,939,916)
      Preferred share
        dividends declared             -            -             -         (1,371,105)    (1,371,105)
   Balance, March 31, 1998        $56,250,000  $1,707,425   $171,588,908  $(53,338,381)  $176,207,952


          4.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable include nonrecourse, fixed and variable rate, project specific loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through August 1, 2018. The balance of the conventional mortgages was $44.2 million and $29.4 million at March 31, 1998 and December 31, 1997, respectively. Five of the six conventional mortgages have a fixed rate and the remaining mortgage ($8.1 million) has a variable rate.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934 (one property is funded through Industrial Development Bonds). These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $28.3 million and $28.4 million at March 31, 1998 and December 31, 1997, respectively. Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1.9 million) has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

          5.   UNSECURED DEBT

          Senior Notes

               The Senior Notes with aggregate net proceeds of $83.6 million after underwriting commissions, offering expenses and discount, were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million at March 31, 1998 and December 31, 1997.

          Medium-Term Notes Program

               The Company issued ten Medium-Term Notes (the "MTN's") having an aggregate balance of $92.5 million at March 31, 1998 and December 31, 1997. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 10 years at March 31, 1998. The holders of two MTN's with stated terms of 30 years each may request repayment five and seven years from the issue date of the respective MTN. Should these holders request prepayment, the weighted average maturity would be 5.23 years. The weighted average interest rate of the ten MTN's is 6.97%. Six of the MTN's in the aggregate amount of $42.5 million were issued in 1996, with the balance issued in 1997.

               The Company's current MTN Program provides for the issuance from time-to-time of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the
          option of the holder prior to the stated maturity date.   These
          MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. There are currently $62.5 million of additional MTN borrowings available under the current program.

               From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks.

          Line of Credit

               During September 1997, the Company reached an agreement with its agent bank to increase its $75 million unsecured credit facility (the "Line of Credit") to $100 million. The Company also negotiated a competitive bid option which could further reduce interest cost on its Line of Credit. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to 90% of Distributable Cash Flow, as defined in the agreement, (iii) restrict the use of its borrowings, and (iv) maintain certain debt coverage ratios. The Line of Credit provides for a scaled reduction in the LIBOR, prime rate and commitment fee margins based on the Company's credit ratings. For the three months ended March 31, 1998, based on the Company's present credit ratings, the LIBOR margin was 125 basis points, fixed in increments of 30, 60, 90, 120 or 180 days or, alternatively, borrowings are at prime rate. An annual commitment fee of 15 to 20 basis points on the average daily unused amount of the facility is payable quarterly in arrears. The Company also exercised its option to extend the line for one additional year through September 1998. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.81% at March 31, 1998. At March 31, 1998, $100 million was drawn on the Line of Credit. At March 31, 1998, the Company was in violation of certain financial ratio covenants under the Line of Credit. The Company has received waivers of these violations through the next calculation date of June 30, 1998. The Company is in the process of renegotiating and amending its credit facility to increase available borrowings from $100 to $250 million, reduce the interest rate and to relax certain of its covenants. While the Company believes the new facility (which will fund repayment of borrowings under the existing facility) will be closed June 15, 1998, there can be no assurance that this will occur.

               The Company entered into a 90 day term loan on January 30, 1998 for $45 million. This term loan was used to acquire the four multifamily properties (Note 2). The pricing relating to the 90 day term loan mirrors the Line of Credit. The loan has been extended to June 30, 1998.

          6.   TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

               Summarized affiliate and joint venture transaction activity follows:

                                                      March 31,
                                                  1998        1997

   Property management fee and other
    miscellaneous service revenues
                             - affiliates      $ 583,931   $ 626,231
                             - joint ventures    226,945     211,815
   Painting service revenues
                             - affiliates         99,912     116,267
                             - joint ventures     93,901      33,437
   Expenses incurred on behalf
     of and reimbursed by(1) - affiliates      1,144,958   1,139,151
                             - joint ventures    641,641     652,951
   Interest income           - affiliates        167,984      61,765
   Interest expense          - affiliates       (129,379)    (76,215)
                             - joint ventures    (11,810)     (5,783)

          (1)  Primarily payroll and employee benefits, reimbursed at cost.

               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties were $4,508,717 and $4,542,798 in the aggregate at March 31, 1998 and December 31, 1997, respectively. Other miscellaneous payables due to affiliates and joint venture properties were $143,254 and $329,000 in the aggregate at March 31, 1998 and December 31, 1997, respectively.

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $8,626,159 and $840,475 at March 31, 1998, respectively, and $9,048,403 and $847,954 at December 31, 1997, respectively. Except for insignificant amounts, advances to affiliates bear interest; the rate charged was 8.3% on a weighted average basis, during the periods ending March 31, 1998 and 1997. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $5,561,077 and $1,573,863 at March 31, 1998, respectively, and $4,989,674 and $1,805,543 at
          December 31, 1997, respectively.

               Subsequent to December 31, 1997, certain affiliated entities which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $3.5 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's board of directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, has informed the Company that the

          Corporation has caused the commencement of a review of expenditures relating to approximately $2.9 million of capital calls from certain HUD subsidized affiliated entities, to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of Associated Estates Realty Corporation. Should this review result in any dispute with respect to the foregoing expenditures, such disagreement will be resolved through binding arbitration. The Company believes that all expenditures were appropriate and, accordingly, does not believe that the ultimate outcome of any disagreement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               At March 31, 1998, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). The notes were entered into on May 23, 1997 and bear interest, payable quarterly at the 30-day LIBOR plus the LIBOR margin on the Company's Line of Credit, with principal due May 1, 2002. The 30-day LIBOR averaged 5.65% for the period ending March 31, 1998 while the LIBOR margin on the Company's Line of Credit ranged from 75 to 125 basis points. One of the notes is collateralized by 150,000 of the Company's common shares; the other note is unsecured. The Company recognized interest income of $56,229 for the period ending March 31, 1998 relating to these notes.

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

                                               For the three months
                                                  ended March 31,
                                                 1998         1997

   Income Before Extraordinary Items         $ 4,524,746   $ 5,225,527
     Less: Preferred stock dividends           1,371,105     1,371,106
     Applicable to common shares             $ 3,153,641   $ 3,854,421

   Number of Shares
     Basic-average shares outstanding         17,071,950    15,320,718
     Add: Dilutive effect of stock options         3,433        28,152
     Incremental shares of restricted stock            -         1,668
     Diluted shares                           17,075,383    15,350,538

   Per Share Amount-Income
     Before Extraordinary Item
       Basic                                 $        .18  $       .25
       Diluted                               $        .18  $       .25

               Options to purchase 1,070,274 shares of common stock were outstanding at March 31, 1998 and December 31, 1997, a portion of which has been reflected above using the treasury stock method.

          9.   PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)
               The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the four property acquisitions completed in 1998. The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the eight property acquisitions completed in 1997, (ii) the four property acquisitions completed in 1998, and (iii) the offering of 1,750,000 common shares.

                                                      For the three months
                                                        ended March 31,
   (In thousands, except per share amounts)              1998       1997

   Revenues                                           $   31,772 $   30,700
   *Net income                                             4,411      5,704
   *Net income applicable to common shares (Basic and      3,040      4,333
   Diluted)
   *Net income per common shares (Basic and Diluted)  $      .18 $      .25
     Weighted average common shares outstanding:
                             - Basic                      17,074     17,074
                             - Diluted                    17,075     17,075

   *Before extraordinary item

               The 1997 pro forma financial information does not include the revenue and expenses for Oak Bend Apartments and Waterstone Apartments, properties that were acquired in 1997 for the period January 1, 1997 through the date the properties were acquired by the Company. The revenue and expenses of Oak Bend Apartments and Waterstone Apartments were excluded from the pro forma financial information for such periods as the properties were under construction during substantially all of the periods prior to their acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          10.  SUBSEQUENT EVENTS

               On April 9, 1998, the Company issued a $20 million, 10 year note under its Medium-Term Notes Program bearing interest at a face of 6.87%, and an all in rate of 7.17%. The all in rate considers all anticipated issuance costs and the effects of a treasury rate lock which was settled upon pricing of the MTN. The net proceeds to the Company of $19.9 million were applied to amounts outstanding under the Line of Credit. The Company has $62.5 million of additional MTN borrowings available under the current program.

               The Company is exploring opportunities to dispose of a number of its multifamily properties; namely the joint venture properties as well as the government assisted and congregate care portfolio.

               On March 17, 1998, the Company declared a dividend of $.465 per common share for the quarter ending March 31, 1998, which was paid on May 1, 1998 to shareholders of record on April 15, 1998.

          11.  PROPOSED MERGER AND RELATED TRANSACTIONS

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

               In exchange for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA will receive approximately 408,318 of the Company's common shares at the closing of the merger. Subject to the achievement of certain performance criteria, the shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares. Such contingent consideration may have a value of up to $3.1 million and $6.4 million on the first and second anniversary of the merger, respectively. However, the Company may reduce the purchase price for the MIGRA Operations to the extent that any of MIGRA's or a MIGRA affiliate's advisory clients have not consented to the assignment of or have terminated any advisory, asset, property management or mortgage servicing agreement to the Company. Conversely, the purchase price may be increased to the extent that MIGRA enters into any new asset or property management or mortgage servicing agreement on or before the 90 days preceding the closing of the merger. In no event, however, will the amount of any price increase exceed the amount of any price decrease.

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

          Proposed Acquisitions

               On January 28, 1998 (the "Contract Date"), the Company entered into a contract to acquire certain assets, consisting principally of the multifamily properties as further described below, from MIG Residential REIT, Inc. The seller of the properties has agreed to exchange its assets for a combination of cash and an equity interest (the "Equity Consideration") in the Company totaling $108.5 million. The seller may elect to receive a portion of the total consideration in cash, up to a maximum of $11.1 million. The Company intends to finance any cash portion of the purchase price with borrowings made available through the Company's proposed amended and restated Line of Credit. The number of common shares issued will be determined based on the amount of Equity Consideration divided by the average closing price of the Company's common shares over the 20 day period preceding the purchase of the Proposed Acquisition Properties. For purposes of determining the number of shares issued as Equity Consideration, however, the 20 day average price cannot exceed the average closing price of the Company's common shares over the 20 day period preceding the Contract Date times 106%.

               The Company has also entered into separate contracts to purchase three parcels of undeveloped land containing an aggregate of 144 acres for an approximate purchase price of $9.8 million. One of the parcels is located in Avon, Ohio (a suburb of Cleveland), one of the parcels is located in Crestview Hills, Kentucky adjacent to a multifamily real estate property currently under contract and one of the parcels is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). Approximately 838 multifamily apartments may be constructed on the undeveloped land: 312 in Avon, Ohio; 300 in Crestview Hills, Kentucky; and

          226 in Cranberry Township, Pennsylvania. The Company expects to finance the undeveloped land acquisitions using borrowings under the Company's proposed amended and restated Line of Credit.

               There can be no assurances, however, that the Company will be successful in its attempts to acquire the Proposed Acquisition Properties and the three parcels of undeveloped land currently under contract.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") which, at March 31, 1998, owned or was a joint venture partner in 90 multifamily properties containing 18,920 suites located in Florida, Georgia, Ohio, Maryland, Michigan, Indiana and western Pennsylvania.

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

          Financing:
               The Company utilizes borrowings under a $100 million unsecured revolving credit facility (the "Line of Credit") for the acquisition and development of multifamily properties and
          working capital purposes.   The Line of Credit includes certain
          restrictive covenants which, among others, requires the Company to maintain a minimum level of net worth, to limit dividends to 90% of Distributable Cash Flow, to restrict the use of its borrowings and to maintain certain debt coverage ratios. At March 31, 1998, the Company was in violation of certain of these covenants. The Company, however, has received waivers of these violations from the bank group that issued the Line of Credit.

               The Line of Credit provides for a scaled reduction in the LIBOR or prime rate margins and commitment fees based on the Company's credit ratings. Based on the Company's present credit ratings, the LIBOR margin is 125 basis points fixed in increments of 30, 60, 90, 120 or 180 days and Prime Rate borrowings are at the Prime Rate with no margin. An annual commitment fee of between 15 basis points and 20 basis points on the average daily unused amount of the facility is paid quarterly in arrears. The Line of Credit expires in September 1998. At March 31, 1998, $100 million was drawn on the Line of Credit with a weighted average interest rate of 6.8%.

               The Company is currently negotiating a three year $250 million unsecured revolving credit facility (the "Proposed Amended and Restated Line of Credit"). The Proposed Amended and Restated Line of Credit can be extended one additional year by the Company without consent of the Banks provided that the Company is not in default of the Proposed Amended and Restated Line of Credit agreement. Thereafter, the maturity of the Line of Credit may be extended annually at the request of the Company and approval of the Banks on an evergreen basis. There is a closing fee equal to 37.5 basis points of the maximum commitment amount. In addition, the Company shall pay an annual facility fee equal to 15 basis points of the total amount of the commitment. The interest rate will be scaled based on the Company's credit rating by Moody's and Standard & Poors. The pricing is currently being negotiated and the interest rate margin based on the Company's credit rating is expected to range somewhere between 90 to 100 basis points. Other features of the Proposed Amended and Restated Line of Credit include a Competitive Bid Option up to 50% of the maximum commitment and an option to fund Swingline Loans up to $5 million.

               Seventy-one of the Company's 83 wholly owned properties were unencumbered at March 31, 1998 with annualized earnings before interest, depreciation and amortization of approximately $58.7 million and an historical cost basis of approximately $566.4 million. The remaining twelve of the Company's wholly owned properties, have an historical cost basis of $130.7 million and secured property specific debt of $72.5 million at March 31, 1998. Unsecured debt, which totaled $322.4 million at March 31, 1998, consisted of $92.5 million in Medium-Term Notes, Senior Notes of $84.9 million, an unsecured 90 day term loan of $45.0 million and amounts drawn on the revolving credit facility of $100 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.7 million at March 31, 1998. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.4% at March 31, 1998.

               On April 9, 1998 the Company issued a 10-year, $20 million Medium-Term Note (the "MTN") under its $102.5 million MTN program. The weighted average interest rate, including the effect of the settlement of a Treasury Lock agreement, is 7.2%. The net proceeds to the Company with respect to this issuance were $19.4 million, which were applied to amounts outstanding under the Line of Credit.

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

               During the quarter ended March 31, 1998, the Company or a subsidiary of the Company acquired four multifamily properties containing an aggregate of 1,320 suites for an aggregate purchase price of $74.4 million, of which $17.0 million represents liabilities assumed including mortgage indebtedness of $15.0
          million.   The balance of the purchase price was financed using
          borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Line of Credit of approximately $14.4 million. The acquired properties are located in Coconut Creek, Florida, Atlanta, Georgia, Columbia, Maryland and Toledo, Ohio. The Falls Apartments was acquired by AERC of Georgia, a wholly owned qualified REIT subsidiary of the Company.

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

               The Company has three newly constructed multifamily properties in lease-up. Bradford at Easton, a 324 suite property located in Columbus, Ohio was completed in the fourth quarter of 1997 and presently has 290 suites leased. The Residence at Barrington, a planned 288 suite property located in Aurora, Ohio (a city located southeast of Cleveland), had 148 suites completed and 207 suites leased. The Village of Western Reserve, a 108 suite property in Streetsboro, Ohio (also located southeast of Cleveland) had 75 suites completed and 85 suites leased. The Village of Western Reserve and The Residence at Barrington (the "New Construction Properties") are scheduled for completion in the second and fourth quarter of 1998, respectively.

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

               The Company is exploring opportunities to dispose of a number of its joint venture, government assisted and congregate care multifamily properties.

               The Company has also entered into separate contracts to purchase three parcels of undeveloped land containing an aggregate of 144 acres for an approximate purchase price of $15.0 million. One of the parcels is located in Avon, Ohio (a suburb of Cleveland), one of the parcels is located in Crestview Hills, Kentucky adjacent to a multifamily real estate property currently under contract and one of the parcels is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). Approximately 810 multifamily apartments may be constructed on the undeveloped land; 312 in Avon, Ohio; 272 in Crestview Hills, Kentucky; and 226 in Cranberry Township, Pennsylvania. The Company expects to finance the undeveloped land acquisitions using borrowings under the Company's Proposed Amended and Restated Line of Credit.

          The Proposed Merger with MIG Realty Advisors, Inc.:
               Subject to customary conditions to closing and the approval of the Company's shareholders, the Company has entered into a definitive merger agreement with MIGRA. Pursuant to the terms of the merger agreement with MIGRA, the Company expects to acquire the property management business of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. Founded in 1982, MIGRA currently manages, through its affiliated management companies, 38 Multifamily Apartment Properties containing 11,333 suites. MIGRA's asset management, property management, investment advisory and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations."

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

               The Company may reduce the purchase price for the MIGRA
          Operations to the extent that any of MIGRA's or a MIGRA affiliate's advisory clients have not consented to the assignment of, or have terminated any advisory, asset, property management or mortgage servicing agreement to the Company (the "Reduction Provision") or have not sold their multifamily apartment properties to the Company. Conversely, the purchase price may be increased to the extent that MIGRA enters into any new asset or property management or mortgage servicing agreement on or before the 90 days preceding the closing of the merger. In no event, however, will the amount of any price increase exceed the amount of any price decrease. The initial purchase price has been reduced by $5.6 million pursuant to the Reduction Provision and other price reduction provisions. Assuming all contingent consideration is paid and the affect of the Reduction Provision, the total purchase price for MIGRA, the property management business, and the rights to the disposition fees will be approximately $13.5 million.

          The Proposed Acquisition of Multifamily Real Estate Properties:
               On January 28, 1998 (the "Contract Date"), the Company entered into a contract to acquire certain assets, consisting principally of the multifamily properties as further described below, (the "Proposed Acquisition Properties"). The Proposed Acquisition Properties are as follows:


                                                          Number     Year
                                                            of      Placed
         Name of Property                Location         Suites in Service

   20th and Campbell Apartments  Phoenix, Arizona          204       1989
   Annen Woods Apartments        Pikesville, Maryland      132       1987
   Desert Oasis Apartments       Palm Desert, California   320       1990
   Fleetwood Apartments          Houston, Texas            104       1993
   Hampton Point Apartments      Silver Springs, Maryland  352       1986
   Morgan Place Apartments       Atlanta, Georgia          186       1989
   Peachtree Apartments          St. Louis, Missouri       156       1989
   Windsor Falls Apartments      Raleigh, North Carolina   276       1994

                The seller of the Proposed Acquisition Properties has agreed to exchange its assets for a combination of cash and an equity interest (the "Equity Consideration") in the Company totaling $108.5 million. The cash portion of the purchase price may not exceed $11.1 million. The number of common shares issued will be determined based on the amount of Equity Consideration divided by the average closing price of the Company's common shares over the 20 day period preceding the purchase of the Proposed Acquisition Properties. For purposes of determining the number of shares issued as Equity Consideration, however, to the extent that the 20 day average price does not exceed the average closing price of the Company's common shares over the 20 day period preceding the Contract Date times 106%, no adjustment in the number of shares determined at the Contract Date will be made. The Company intends to finance any cash portion of the purchase price with borrowings made available through the Company's Proposed Amended and Restated Line of Credit. The amount of cash ultimately paid will be determined at the discretion of the Seller in an amount up to $11.1 million.

               In addition to the Proposed Acquisition Properties, the Company has entered into three separate Partnership Interest Purchase Agreements pursuant to which the Company may purchase the general partnership interest of MIG Development Company, an affiliate of MIGRA, in three limited partnerships each of which owns a multifamily property (together referred to as the "Development Properties") one of which has recently achieved stabilized occupancy while the remaining two are currently under construction for an aggregate purchase price of approximately $90.8 million. The Development Properties are as follows:



                                                Number         Year
                                                  of          Placed
    Name of Property          Location          Suites      in Service

   Windsor Hollywood  Hollywood, Florida          388   1998
   Windsor Pines      Pembroke Pines, Florida     368   under construction
   Kirkman            Orlando, Florida            460   under construction


          Dividends:
               On March 17, 1998, the Company declared a dividend of $0.465 per common share for the quarter ending March 31, 1998 which was paid on May 1, 1998 to shareholders of record on April 15, 1998. On February 13, 1998, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on March 16, 1998 to shareholders of record on February 27, 1998.

          Cash flow sources and applications:
               Net cash provided by operating activities increased $10,158,800 from $3,300,900 to $13,459,700 for the quarter ended

          March 31, 1997 when compared with the quarter ended March 31, 1998. This increase was primarily the result of an increase in cash provided by a decrease in accounts and notes receivable, accounts and notes receivable - affiliates and joint ventures and restricted cash which was offset somewhat by uses of cash from other operating assets and liabilities and an increase in cash provided by the income derived from the Company's multi-family property operations.

               Net cash flows used for investing activities of $66,374,500 for the quarter ended March 31, 1998 were primarily used for the acquisition and development of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $52,303,100 for the quarter ended March 31, 1998 were primarily comprised of borrowings on the Line of Credit and other unsecured short-term borrowings. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit.

          RESULTS OF OPERATIONS
          Comparison of the quarter ended March 31, 1998 to the quarter ended March 31, 1997
               Overall, total revenue increased $5,830,400 or 23.4% and total expenses increased $6,609,200 or 33.7% for the quarter. Net income applicable to common shares decreased $700,800 or 18.2%, after the dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the quarter ended March 31, 1998 to the quarter ended March 31, 1997, the term Core Portfolio Properties refers to the 71 wholly owned multifamily properties owned by the Company at December 31, 1996. Acquired Properties refers to the 12 properties acquired between January 1, 1997 and March 31, 1998.

               During the quarter ended March 31, 1998, the Acquired Properties generated total revenues of $6,077,800 while incurring property, operating and maintenance expenses of $2,003,000.

          Rental Revenues:
               Rental revenues increased $5,944,700 or 25.7% for the
          quarter.   Increases in occupancy and suite rents at the Core
          Portfolio Market-rate and Government-Assisted Properties resulted in a $268,800 or 1.2% increase in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Painting service revenues decreased $159,900 or 31.5%, for the quarter. The decrease is primarily due to a decline in sales cause by heightened competition and a decline in the level of contract services.

               Other income increased $77,600 or 33.9% for the quarter. The increase is due primarily to an increase in the amount of interest income earned in comparison to the prior year.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $3,077,100 or 33.4% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $1,895,100 for the quarter due primarily to the operating and maintenance expenses incurred at the eight properties acquired during 1997 and the four properties acquired in 1998. Property operating and maintenance expenses at the Core Portfolio Properties increased $1,181,900, or 13.0% when compared to the quarter ended March 31, 1997 primarily due to increases in personnel, utilities and building and grounds repair and maintenance expenses which were offset by a slight decrease in advertising expenses. Building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $82 per suite for the quarter ended March 31, 1998 as compared to $63 per suite for the quarter ended March 31, 1997.

          Other expenses:
               Depreciation and amortization increased $985,800 or 22.8% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               General and administrative expenses increased $322,100 or 21.3% for the quarter. This increase is primarily attributable to payroll, consulting and training expenses.

               Interest expense increased $2,325,100 or 56.6% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $1,371,100.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures increased $78,100 or 186.7% for the quarter primarily attributable to increased rents and occupancies.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the quarters ended March 31, 1998 and 1997.

                                 For the quarter ended
                                       March 31,

                                   1998         1997

   Beneficial interests in
     joint venture operations
       Rental revenue          $ 1,725,500  $ 1,624,600
       Cost of operations        1,137,100    1,096,400
                                   588,400      528,200
       Interest income                 600        6,400
       Interest expense           (436,800)    (443,200)
       Depreciation               (105,500)    (120,800)
       Amortization                (10,500)     (12,400)
       Net income              $    36,200  $   (41,800)

          Outlook
               The following three paragraphs contain forward-looking statements and are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgments and current knowledge. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

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

               With an average economic occupancy for the Core Portfolio Market-rate Properties at 93%, and strong market fundamentals, it would appear that opportunities exist for increasing the rate of rental growth at the Company's Market-rate Properties. The Company anticipates that rental revenues will increase between two to three percent in 1998 when compared to 1997. The 1998 rental revenue increase objective should be achieved through a combination of rent and occupancy increases. Markets like Columbus and Indianapolis, where there is an abundance of undeveloped land suitable for development, will continue to be sensitive to the impact of new multifamily housing starts. Some of these new starts, particularly those in proximity to the Company's properties, may have a short-term effect on occupancies. The Company believes that its 1998 rental revenue growth objectives are reasonable given the geographic diversity of the Company's Core Portfolio Market-rate Properties.

               The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio Properties will increase when compared to the prior year as the Company continues to maintain its properties to maximize their earnings potential.
          Real estate tax increases should begin to moderate as the effect of the reassessed values diminishes over time. Utility expenditures will vary over prior periods as the effect of weather related usage variances is factored into the level of utility expense.

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

               The U.S. Department of Housing and Urban Development ("HUD") notified the Company that Rainbow Terrace Apartments, Inc., (the Company's subsidiary corporation that owns Rainbow Terrace Apartments) is in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleges that the property is poorly managed and Rainbow Terrace Apartments has failed to complete certain physical improvements to the property. Moreover, HUD claims that the property is not in compliance with numerous technical regulations concerning whether certain expenses are properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

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

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of affiliates which own real estate properties managed by the Company or one of the Service Companies. One of these affiliates, a corporation (the "Corporation") owned by a member of the Company's board of directors and his siblings (including the wife of the Company's Chairman and Chief Executive Officer), which serves as general partner of certain affiliated entities, has informed the Company that the Corporation has caused the commencement of a review of expenditures relating to approximately $2.9 million of capital calls from certain HUD subsidized affiliated entities, to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of the Company. Should this review result in any dispute with respect to the foregoing expenditures, such disagreement will be resolved through binding arbitration. The Company believes that all expenditures were appropriate and, accordingly, does not believe that the ultimate outcome of any disagreement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                                                                   Year     Average
                                    Date                        Type of    Total Built or  Unit Size
     The Multifamily Properties   Acquired     Location      Construction Suites  Rehab.    Sq. Ft.

   MARKET RATE
   Acquired Properties
   Atlanta, Georgia
   The Falls                      02/03/98 Duluth            Garden           520  1986          963

   Central Ohio
   Oak Bend Commons               05/30/97 Canal Winchester  Garden/Tnhm      102  1997        1,110
   Saw Mill Village               04/22/97 Columbus          Garden           340  1987        1,161
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati        Garden           234 1988-90        830

   Coconut Creek, Florida
   Cypress Shores                 02/03/98 Coconut Creek     Garden           300  1991          991

   Columbia, Maryland
   Reflections                    02/03/98 Columbia          Garden           184  1985        1,020

   Indianapolis, Indiana
   The Gables at White River      02/06/97 Indianapolis      Garden           228  1991          974
   Waterstone Apartments          08/29/97 Indianapolis      Garden           344  1997          984

   Michigan
   Clinton Place                  08/25/97 Clinton Twp.      Garden           202  1988          954
   Spring Valley Apartments       10/31/97 Farmington Hills  Garden           224  1987          893

   Toledo, Ohio
   Country Club Apartments        02/19/98 Toledo            Garden           316  1989          811
   Hawthorne Hills Apartments     05/14/97 Toledo            Garden            88  1973        1,145
                                                                            3,082                973
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station              02/28/95 Columbus          Townhomes        102  1987        1,344
   Bedford Commons                12/30/94 Columbus          Townhomes        112  1987        1,157
   Bolton Estates                 07/27/94 Columbus          Garden           196  1992          687
   Colony Bay East                02/21/95 Columbus          Garden           156  1994          903
   Heathermoor                    08/18/94 Worthington       Gdn/Tnhms        280  1989          829
   Kensington Grove               07/17/95 Westerville       Gdn/Tnhms         76  1995        1,109
   Lake Forest                    07/28/94 Columbus          Garden           192  1994          788
   Muirwood Vllg. at Bennell      03/07/94 Columbus          Ranch            164  1988          769
   Muirwood Vllg. at London       03/03/94 London            Ranch            112  1989          769
   Muirwood Vllg. at Mt. Sterling 03/03/94 Mt. Sterling      Ranch             48  1990          769
   Muirwood Vllg. at Zanesville   03/07/94 Zanesville        Ranch            196 1991-95        769
   Pendleton Lakes East           08/25/94 Columbus          Garden           256 1990-93        899
   Perimeter Lakes                09/20/96 Dublin            Gdn/Tnhms        189  1992          999
   Residence at Christopher Wren  03/14/94 Gahanna           Gdn/Tnhms        264  1993        1,062
   Residence at Turnberry         03/16/94 Pickerington      Gdn/Tnhms        216  1991        1,182
   Sheffield at Sylvan            03/03/94 Circleville       Ranch            136  1989          791
   Sterling Park                  08/25/94 Grove City        Garden           128  1994          763
   The Residence at Newark        03/03/94 Newark            Ranch            112 1993-94        868
   The Residence at Washington    02/01/96 Wash. Ct. House   Ranch             72  1995          862
   Wyndemere                      09/21/94 Franklin          Ranch            128 1991-95        768

                                                                            3,135                903
   Northeastern Ohio
   Bay Club                       IPO      Willowick         Garden            96  1990          925
   Colonnade West                 IPO      Cleveland         Garden           216  1964          502
   Cultural Gardens               IPO      Euclid            Mid Rise         186  1966          688
   Edgewater Landing              04/20/94 Cleveland         High Rise        241 1988 r         585
   Gates Mills III                IPO      Mayfield Hts.     High Rise        320  1978          874
   Holly Park                     IPO      Kent              Garden           192  1990          875
   Huntington Hills               IPO      Stow              Townhomes         85  1982          976
   Mallard's Crossing             02/16/95 Medina            Garden           192  1990          998
   Memphis Manor                  IPO      Cleveland         Garden           120  1966          554
   Park Place                     IPO      Parma Hts.        Mid Rise         164  1966          760


                                      For the three months ending        For the three months ending
                                            March 31, 1998                      March 31, 1997
                                   Average             Average Rent   Average              Average Rent
                                   Economic  Physical      Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   MARKET RATE
   Acquired Properties
   Atlanta, Georgia
   The Falls                         N/A      88.3%    $ 686  $ 0.71    N/A       N/A       N/A      N/A

   Central Ohio
   Oak Bend Commons                 91.9%     96.1%    $ 709  $ 0.64    N/A       N/A       N/A      N/A
   Saw Mill Village                 83.6      90.6       755    0.65    N/A       N/A       N/A      N/A
   Cincinnati, Ohio
   Remington Place Apartments       89.1%     95.3%    $ 646  $ 0.78    N/A       N/A       N/A      N/A

   Coconut Creek, Florida
   Cypress Shores                    N/A      95.0%    $ 837   $0.84    N/A       N/A       N/A      N/A

   Columbia, Maryland
   Reflections                       N/A      95.1%    $ 885   $0.87    N/A       N/A       N/A      N/A

   Indianapolis, Indiana
   The Gables at White River        88.5%     93.4%    $ 739  $ 0.76    N/A       N/A       N/A      N/A
   Waterstone Apartments            92.2      96.2       796    0.81    N/A       N/A       N/A      N/A

   Michigan
   Clinton Place                    93.5%     95.0%    $ 701  $ 0.73    N/A       N/A       N/A      N/A
   Spring Valley Apartments         99.0      96.4       802    0.90    N/A       N/A       N/A      N/A

   Toledo, Ohio
   Country Club Apartments           N/A     100.0%    $ 613  $ 0.76    N/A       N/A       N/A      N/A
   Hawthorne Hills Apartments       94.2%    100.0       548    0.48    N/A       N/A       N/A      N/A
                                    90.7%     97.2%    $ 728  $ 0.73    N/A       N/A       N/A      N/A
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                91.6%     95.1%    $ 706  $ 0.53     96.9%   94.1%    $ 680    $ 0.51
   Bedford Commons                  93.7      98.2       785    0.68     97.6    93.8       744      0.64
   Bolton Estates                   93.9      99.5       466    0.68     95.8    98.0       459      0.67
   Colony Bay East                  92.8      98.7       521    0.58     93.2    90.4       511      0.57
   Heathermoor                      95.3      96.4       552    0.67     96.1    95.0       538      0.65
   Kensington Grove                 92.3      94.7       771    0.70     92.9    93.4       772      0.70


   Lake Forest                      89.9      93.8       545    0.70     90.4    97.9       547      0.69
   Muirwood Vllg. at Bennell        96.1      97.6       510    0.66     97.5    97.0       474      0.62
   Muirwood Vllg. at London         95.3      94.6       508    0.66     96.7    96.4       499      0.65
   Muirwood Vllg. at Mt. Sterling   90.5      95.8       498    0.65     94.7   100.0       495      0.64
   Muirwood Vllg. at Zanesville     91.5      98.0       522    0.68     95.3    96.4       522      0.68
   Pendleton Lakes East             92.3     100.0       528    0.59     96.0    94.1       490      0.55
   Perimeter Lakes                  95.0      98.4       713    0.72     94.1    89.9       703      0.70
   Residence at Christopher Wren    94.6      93.2       746    0.70     95.7    93.2       722      0.68
   Residence at Turnberry           90.6      96.3       744    0.64     91.3    93.5       734      0.62
   Sheffield at Sylvan              98.4      97.1       507    0.65     98.4    92.6       501      0.63
   Sterling Park                    97.3     100.0       565    0.74     94.1    97.7       545      0.71
   The Residence at Newark          97.2     100.0       563    0.65     95.5    88.4       554      0.64
   The Residence at Washington      90.6      93.1       525    0.61     91.1    94.4       527      0.61
   Wyndemere                        96.4      97.7       539    0.70     98.1    96.1       532      0.69
                                    93.7%     97.0%    $ 592  $ 0.66     95.0%   94.5%    $ 577    $ 0.64
   Northeastern Ohio
   Bay Club                         99.2%    100.0%    $ 634  $ 0.69     97.5%   96.9%    $ 622    $ 0.67
   Colonnade West                   91.0      92.6       402    0.81     96.1    95.4       401      0.80
   Cultural Gardens                 96.0      98.9       501    0.74     95.4    93.5       498      0.72
   Edgewater Landing                96.9      96.7       413    0.72     93.6    98.8       413      0.71
   Gates Mills III                  90.0      95.3       722    0.83     93.1    97.8       671      0.77
   Holly Park                       99.4     100.0       702    0.81     97.8    99.0       651      0.74
   Huntington Hills                 98.2      95.3       663    0.68     96.6    97.6       646      0.66
   Mallard's Crossing               91.7      98.4       704    0.71     98.7    98.4       688      0.69
   Memphis Manor                    94.3      98.3       436    0.82     91.8    95.0       441      0.80
   Park Place                       89.9      96.3       541    0.73     93.6    98.2       522      0.69


     <page 24>

                                                                                    Year     Average
                                     Date                        Type of    Total Built or  Unit Size
      The Multifamily Properties   Acquired     Location      Construction Suites  Rehab.    Sq. Ft.

   Pinecrest                       IPO      Broadview Hts.    Garden            96 1987 r         598
   Portage Towers                  IPO      Cuyahoga Falls    High Rise        376  1973          869
   The Triangle (b)                IPO      Cleveland         High Rise        273  1989          616
   Timbers                         IPO      Broadview Hts.    Garden            96 1987-89        930
   Villa Moderne                   IPO      North Olmsted     Garden           135  1963          504
   Washington Manor                07/01/94 Elyria            Garden           120 1963-64        541
   West Park Plaza                 IPO      Cleveland         Garden           118  1964          520
   Westchester Townhouses          IPO      Westlake          Townhomes        136  1989        1,000
   Westlake Townhomes              IPO      Westlake          Townhomes          7  1985        1,000
   Williamsburg at Greenwood Vllg. 02/18/94 Sagamore Hills    Townhomes        260  1990          938
   Winchester Hills I  (c)         IPO      Willoughby Hills  High Rise        362  1972          822
   Winchester Hills II             IPO      Willoughby Hills  High Rise        362  1979          822
   Woodlands of North Royalton
     fka Somerset West (a)         IPO      North Royalton    Gdn/Tnhms        197  1982        1,038
                                                                             4,350                782
   Michigan
   Arbor Landings Apartments       01/20/95 Ann Arbor         Garden           168  1990        1,116
   Aspen Lakes                     09/04/96 Grand Rapids      Garden           144  1981          789
   Central Park Place              12/29/94 Grand Rapids      Garden           216  1988          850
   Country Place Apartments        06/19/95 Mt. Pleasant      Garden           144 1987-89        859
   Georgetown Park Apartments      12/28/94 Fenton            Garden           360 1987-96      1,005
   The Landings at the Preserve    09/21/95 Battle Creek      Garden           190 1990-91        952
   The Oaks and Woods at Hampton   08/08/95 Rochester Hills   Gdn/Tnhms        544 1986-88      1,050
   Spring Brook Apartments         06/20/96 Holland           Gdn/Tnhms        168 1986-88        818
   Summer Ridge Apartments         04/01/96 Kalamazoo         Garden           248 1989-91        960
                                                                             2,182                961
   Toledo, Ohio
   Kensington Village              09/14/95 Toledo            Gdn/Tnhms        506 1985-90      1,072
   Vantage Villa                   10/30/95 Toledo            Garden           150  1974          935
                                                                               656              1,041
   Pittsburgh, Pennsylvania
   Chestnut Ridge                  03/01/96 Pittsburgh        Garden           468  1986          769
      Core Market Rate                                                      10,791                869

   GOVERNMENT ASST.-ELDERLY
   Ellet Development               IPO      Akron             High Rise        100  1978          589
   Hillwood I                      IPO      Akron             High Rise        100  1976          570
   Puritas Place (d)               IPO      Cleveland         High Rise        100  1981          518
   Riverview                       IPO      Massillon         High Rise         98  1979          553
   State Road Apartments           IPO      Cuyahoga Falls    Garden            72 1977 r         750
   Statesman II                    IPO      Shaker Heights    Garden            47 1987 r         796
   Sutliff Apartments II           IPO      Cuyahoga Falls    High Rise        185  1979          577
   Tallmadge Acres                 IPO      Tallmadge         Mid Rise         125  1981          641
   Twinsburg Apartments            IPO      Twinsburg         Garden           100  1979          554
   Village Towers                  IPO      Jackson Twp.      High Rise        100  1979          557
   West High Apartments            IPO      Akron             Mid Rise          68 1981 r         702
                                                                             1,095                602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons                IPO      Cleveland         Garden            50  1981          823
   Rainbow Terrace                 IPO      Cleveland         Garden           484 1982 r         768
   Shaker Park Gardens II          IPO      Warrensville      Garden           151  1964          753
                                                                               685                769
                                                                             1,780                666
   CONGREGATE CARE
   Gates Mills Club                IPO      Mayfield Heights  High Rise        120  1980          721
   The Oaks                        IPO      Westlake          Garden            50  1985          672
                                                                               170                707


                                                                            12,741                838

                                      For the three months ending        For the three months ending
                                            March 31, 1998                      March 31, 1997
                                   Average             Average Rent   Average              Average Rent
                                   Economic  Physical      Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   Pinecrest                        91.4%     97.9%    $ 465  $ 0.79     97.2%   94.8%    $ 457   $ 0.76
   Portage Towers                   95.5      96.0       580    0.68     86.1    86.7       563     0.65
   The Triangle (b)                 97.6      98.2       934    1.52     99.7    99.3       898     1.46
   Timbers                          89.2      89.6       707    0.76     96.2    90.6       680     0.73
   Villa Moderne                    96.9      97.8       455    0.91     95.9    98.5       437     0.87
   Washington Manor                 95.0      96.7       391    0.73     99.3    98.3       370     0.68
   West Park Plaza                  93.7      98.3       430    0.84     95.3    95.8       423     0.81
   Westchester Townhouses           93.5      93.4       779    0.78     91.8    93.4       746     0.75
   Westlake Townhomes               98.6     100.0       814    0.82    100.0   100.0       781     0.78
   Williamsburg at Greenwood Vllg   83.8      90.8       865    0.92     91.9    94.6       838     0.89
   Winchester Hills I (c)           88.8      93.1       577    0.72     87.8    92.0       566     0.69
   Winchester Hills II              86.2      92.8       617    0.77     87.3    90.9       601     0.73
   Woodlands of North Royalton
     fka Somerset West (a)          75.5      80.2       699    0.68     93.6    95.4       686     0.66
                                    91.5%     94.9%    $ 618  $ 0.79     93.4%   94.9%    $ 599   $ 0.77
   Michigan
   Arbor Landings Apartments        97.8%     98.8%    $ 867  $ 0.78     95.9%   95.2%    $ 838   $ 0.75
   Aspen Lakes                      95.0      97.2       557    0.71     90.7    89.6       550     0.70
   Central Park Place               96.0      98.6       611    0.73     92.9    94.0       609     0.72
   Country Place Apartments         95.4      96.5       544    0.63     94.7    91.0       516     0.60
   Georgetown Park Apartments       93.7      95.8       679    0.68     95.3    93.3       670     0.67
   The Landings at the Preserve     96.8      98.9       754    0.80     91.8    88.9       657     0.69
   The Oaks and Woods at Hampton    91.4      90.4       813    0.78     95.5    95.0       783     0.75
   Spring Brook Apartments         100.0      97.6       485    0.60     95.3    96.4       469     0.57
   Summer Ridge Apartments          93.6      94.0       693    0.72     90.4    95.6       672     0.70
                                    94.5%     95.3%    $ 696  $ 0.72     94.1%   93.7%    $ 671   $ 0.70
   Toledo, Ohio
   Kensington Village               97.6%     97.8%    $ 569  $ 0.53     98.0%   98.6%    $ 547   $ 0.51
   Vantage Villa                    89.7      96.7       576    0.62     94.2    98.0       603     0.64
                                    95.8%     97.6%    $ 571  $ 0.55     97.1%   98.5%    $ 560   $ 0.54
   Pittsburgh, Pennsylvania
   Chestnut Ridge                   92.8%     91.5%    $ 740  $ 0.96     94.7%   96.6%    $ 695   $ 0.90
      Core Market Rate              93.1%     95.6%    $ 629  $ 0.72     94.2%   94.8%    $ 609   $ 0.70

   GOVERNMENT ASST.- ELDERLY
   Ellet Development               100.0%    100.0%    $ 587  $ 1.00     99.3%  100.0%    $ 587    $1.00
   Hillwood I                       99.3     100.0       598    1.05    100.0   100.0       596     1.05
   Puritas Place (d)                99.9     100.0       782    1.51     99.9   100.0       782     1.51
   Riverview                       100.0     100.0       591    1.07    100.0   100.0       591     1.07
   State Road Apartments           100.0     100.0       597    0.80    100.0   100.0       589     0.79
   Statesman II                     99.2     100.0       647    0.81     98.5    97.7       651     0.82
   Sutliff Apartments II           100.0     100.0       586    1.02     99.9   100.0       586     1.02
   Tallmadge Acres                 100.0     100.0       658    1.03    100.0   100.0       658     1.03
   Twinsburg Apartments            100.0     100.0       603    1.09     99.9   100.0       603     1.09
   Village Towers                  100.0     100.0       579    1.04     99.6   100.0       579     1.04
   West High Apartments            100.0     100.0       790    1.13    100.0   100.0       790     1.13
                                   100.0%    100.0%    $ 631  $ 1.05    100.0%   99.9%    $ 630   $ 1.05
   GOVERNMENT ASST.- FAMILY
   Jennings Commons                 99.7%    100.0%    $ 674  $ 0.82     99.7%  100.0%    $ 674   $ 0.82
   Rainbow Terrace                  95.5      98.6       663    0.86     99.4    96.7       773     1.01
   Shaker Park Gardens II           98.9     100.0       544    0.72    100.0    99.3       531     0.71
                                    96.5      99.9       638    0.83     99.6    97.5       712     0.93
                                    98.8%     99.6%    $ 633  $ 0.95    100.0%   99.0%    $ 662   $ 0.99
   CONGREGATE CARE
   Gates Mills Club                 94.8%     95.8%    $ 870  $ 1.21     98.3%  100.0%    $ 806   $ 1.12
   The Oaks                         87.9      80.0     1,023    1.52     97.1    96.0       985     1.47
                                    92.5      91.2       915    1.29     97.8    98.8       859     1.22
                                    93.9%     96.1%    $ 633  $ 0.76     95.2%   95.5%    $ 620   $ 0.74

 <page 25>

                                                                            Year     Average
                                Date                     Type of    Total Built or  Unit Size
   The Multifamily Properties Acquired    Location    Construction Suites  Rehab.    Sq. Ft.

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                  IPO      Euclid         High Rise        738  1968          803
   College Towers             IPO      Kent           Mid Rise         380  1969          662
   Euclid House               IPO      Euclid         Mid Rise         126  1969          654
   Gates Mills Towers         IPO      Mayfield Hts.  High Rise        760  1969          856
   Highland House             IPO      Painesville    Garden            36  1964          539
   Watergate                  IPO      Euclid         High Rise        949  1971          831
                                                                     2,989                789
   Government Asst.- Family
   Lakeshore Village          IPO      Cleveland      Garden           108  1982          786
                                                                     3,097                789
        Core                                                        15,838                834
        Portfolio average                                           18,920                850



                                  For the three months ending        For the three months ending
                                        March 31, 1998                      March 31, 1997
                               Average             Average Rent   Average              Average Rent
                               Economic  Physical      Per        Economic  Physical       Per
   The Multifamily Properties Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                     89.5%    93.6%    $ 487  $ 0.61     85.0%   92.1%    $ 480   $ 0.60
   College Towers                92.8     97.6       418    0.63     92.0    89.2       398     0.60
   Euclid House                  92.2     93.7       440    0.67     88.0    93.7       434     0.66
   Gates Mills Towers            93.2     95.3       713    0.83     93.3    96.4       676     0.79
   Highland House                98.6    100.0       417    0.77     99.7    97.2       401     0.74
   Watergate                     93.5     96.0       544    0.65     88.0    92.9       538     0.65
                                 92.5%    95.4%    $ 543  $ 0.69     89.7%   93.2%    $ 526   $ 0.67
   Government Asst.-Family
   Lakeshore Village             99.9%   100.0%    $ 662  $ 0.84     99.3%  100.0%    $ 669   $ 0.85
                                 93.0     95.5       549    0.70     90.3    93.5       533     0.68
        Core                     93.8%    96.0%    $ 627  $ 0.75     94.8%   95.1%    $ 613   $ 0.73
        Portfolio average        93.4%    96.2%    $ 632  $ 0.74     94.7%   94.6%    $ 542   $ 0.53

     ______________

     (a) Woodlands of North Royalton fka Somerset West has 39 Contract Suites and 158 Market-rate suites.
     (b) The Triangle also contains 63,321 square feet of office/retail space.
     (c) The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations. The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments.
     (d) The property was developed in 1981 subject to a warranty deed provision which states that the assignment of fee simple title of the property to the Company shall expire in 2037.
     r =  Rehabilitated

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

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three month period ended March 31, 1998 and 1997 are summarized in the following table:



                                                      For the three
                                                       months ended
                                                        March 31,
   (In thousands)                                     1998     1997

   Net income applicable to common shares           $ 3,154  $ 3,854

   Depreciation on real estate assets
     Wholly owned properties                          4,925    4,071
     Joint venture properties                           106      120
   Funds From Operations                              8,185    8,045

   Depreciation - other assets                          192       94
   Amortization of deferred financing fees              208      175
   Fixed asset additions                                (68)    (114)
   Fixed asset additions - joint venture properties       -        -
   Distributable Cash Flow                          $ 8,517  $ 8,200

   Weighted average shares outstanding               17,074   15,322

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                    None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                                                                            Filed herewith or
                                                                               incorporated
                                                                                 herein by
   Number                              Title                                     reference

    2.01   Second Amended and Restated Agreement and Plan of Merger by    Exhibit 2.01 to Form
            and among the Company, MIG Realty Advisors, Inc. ("MIGRA")      8-K filed March 31,
            and the MIGRA stockholders dated as of March ___, 1998              1998.

    2.02   Purchase Agreement by and between MIG REIT/Morgan Place, Inc.  Exhibit 2.02 to Form
            and the Company dated as of January 28, 1998.                   8-K filed March 31,
                                                                            1998

    2.03   Purchase Agreement by and between MIG REIT/Annen Woods, Inc.   Exhibit 2.03 to Form
            and the Company dated as of January 28, 1998                    8-K filed March
                                                                            31,1998

    2.04   Purchase Agreement by and between MIG Peachtree Corporation    Exhibit 2.04  to Form
            and the Company dated as of January 28, 1998                    8-K filed March 31,
                                                                            1998

    2.05   Purchase Agreement by and between MIG Fleetwood, Ltd.  and     Exhibit 2.05  to Form
           the                                                              8-K filed March 31,
            Company dated as of January 28, 1998.                           1998

    2.06   Purchase Agreement by and between MIG REIT Falls, L.L.C. and   Exhibit 2.06  to Form
            the Company dated as of January 28, 1998.                       8-K filed March 31,
                                                                            1998

    2.07   Purchase Agreement by and between MIG 20th and Campbell        Exhibit 2.07  to Form
            Corporation and the Company dated as of January 28, 1998        8-K filed March 31,
                                                                            1998

    2.08   Purchase Agreement by and between Desert Oasis Corporation     Exhibit 2.08  to Form
            and the Company dated as of January 28, 1998                    8-K filed March 31,
                                                                            1998

    2.09   Purchase Agreement by and between MIG Hampton Corporation      Exhibit 2.09  to Form
            and the Company dated as of January 28, 1998.                   8-K filed March 31,
                                                                            1998

   2.10   Purchase Agreement dated January 28, 1998 between Stonemark    Exhibit 10.01  to
            Apartments II, Inc.,  and the Company                           Form 8-K filed
                                                                            February 17, 1998

   2.11   Purchase Agreement dated January 28, 1998 between MIG Atlanta  Exhibit 10.02  to
            Falls Corp.  and the Company                                    Form 8-K filed
                                                                            February 17, 1998

   2.12   Purchase Agreement dated January 28, 1998 between MIG          Exhibit 10.03  to
            Reflections Inc.  and the Company                               Form 8-K filed
                                                                            February 17, 1998

   3.1    Second Amended and Restated Articles of Incorporation of the   Exhibit 3.1 to
            Company                                                         Form S-11 filed
                                                                            June 30, 1994 (File
                                                                            No. 33-80950 as
                                                                            amended).

   3.2    Code of Regulations of the Company                              Exhibit 3.2 to Form
                                                                            S-11 filed June 30,
                                                                            1994 (File No. 33-
                                                                            80950 as amended).

   4.1    Specimen Stock Certificate                                      Exhibit 3.1 to Form
                                                                            S-11 filed
                                                                            September 2, 1993
                                                                            (File No. 33-68276
                                                                            as amended).

   4.2    Form of Indemnification Agreement                               Exhibit 4.2 to Form
                                                                            S-11 filed
                                                                            September 2, 1993
                                                                            (File No. 33-68276
                                                                            as amended).

   4.3    Promissory Note dated October 23, 1991 from Triangle             Exhibit 4.3 to Form
            Properties Limited Partnership, et. al. in favor of PFL          S-11 filed
            Life Insurance Company; Open End Mortgage from Triangle          September 2, 1993
            Properties Limited Partnership I, et. al., in favor of           (File No. 33-68276
            PFL Life Insurance Company (The Registrant undertakes to         as amended).
            provide additional long-term loan documents upon request).

   4.4    Promissory Note dated February 28, 1994 in the amount of $25      Exhibit 4.4 to Form
            million.  Open End Mortgage Deed and Security Agreement           10-K filed March 31,
            from AERC to National City Bank (Westchester Townhouse);          1993.
            Open End Mortgage Deed and Security Agreement from AERC to
            National City Bank (Bay Club); Open End Mortgage Deed and
            Security Agreement from Winchester II Apartments, Inc. to
            National City Bank (Winchester II Apartments); and Open End
            Mortgage Deed and Security Agreement from Portage Towers
            Apartments, Inc. to National City Bank (Portage Towers
            Apartments).

   4.6   Indenture datead as of March 31, 1995 between Associated Estates    Exhibit 4.6 to Form
           Realty Corporation and National City Bank.                          10-Q filed May 11,
                                                                               1995.

   4.7   $75 Million 8-3/8% Senior Note due April 15, 2000.                  Exhibit 4.7 to Form
                                                                               10-Q filed May 11,
                                                                               1995.

   4.8   Revolving Credit Facility-Second Amended and Restated Credit        Exhibit 4.8 to Form
           Agreement dated September 26, 1995 by and among the Company,        10-Q filed
           as Borrower, and National City Bank, as Agent and the Banks         November 11, 1995.
           identified therein.

   4.8a  Fourth Amendment to Revolving Credit Facility dated March 8, 1996   Exhibit 4.1 to Form
           by and among the Company, as Borrower, and National City Bank,      10-Q filed May 13,
           as Agent, and the banks identified therein.                         1996.


   4.8b   Fifth Amendment to Credit Agreement dated November 27, 1996 by     Exhibit 4.8b to Form
            and among the Company, as Borrower, the Banks and Lending          10-K filed March
            Institutions, as Banks, and National City Bank, as Agent.          26, 1997.

   4.8c   Third Amended and Restated Credit Agreement dated November 27,     Exhibit 4.8c to Form
            1997 by and among the Company, as Borrower, the Banks and          10-K filed
            National City Bank, as Agent, and the Banks identified therein.    March 31, 1998.

   4.8d   Seventh Amendment to Credit Agreement by and among Associated      Exhibit 4.8d to Form
            Estates Realty Corporation, Borrower, National City Bank, as       10-K filed March 31,
            Agent and The Banks identified therein.                            1998.

   4.9    Form of Medium Term Note-Fixed Rate-Senior Security.               Exhibit 4(i) to Form
                                                                               S-3 filed December
                                                                               7, 1995 (File No.
                                                                               33-80169) as amended.

   4.10   Form of Preferred Share Certificate.                               Exhibit 4.1 to Form
                                                                               8-K filed July 12,
                                                                               1995.

   4.11   Form of Deposit Agreement and Depositary Receipt.                  Exhibit 4.2 to Form 8-K
                                                                               filed July 12, 1995.


   4.12   Ten Million Dollar 7.10% Senior Notes Due 2002.                    Exhibit 4.12 to Form
                                                                               10-K filed March 28,
                                                                               1996.

   10     Associated Estates Realty Corporation Directors Deferred           Exhibit 10 to Form 10-Q
            Compensation Plan.                                                 filed November 14,
                                                                               1996.

   10.1   Registration Rights Agreement among the Company and certain         Exhibit 10.1 to Form S-11
            holders of the Company's Common Shares.                            filed September 2,
                                                                               1993 (File No. 33-68276
                                                                               as amended).

   10.2   Stock Option Plan                                                  Exhibit 10.2 to Form
                                                                               S-11 filed
                                                                               September 2, 1993
                                                                               (File No. 33-68276
                                                                               as amended).

   10.3   Amended and Restated Employment Agreement between the Company      Exhibit 10.1 to Form
            and Jeffrey I. Friedman.                                           10-Q filed May 13,
                                                                               1996.

   10.4   Equity Based Incentive Compensation Plan.                          Exhibit 10.4 to Form
                                                                               10-K filed March 29,
                                                                               1995.

   10.5   Long Term Incentive Compensation Plan.                             Exhibit 10.5 to Form
                                                                               10-K filed March 29,
                                                                               1995.

   10.6   Lease Agreement dated November 29, 1990 between Royal American     Exhibit 10.6 to Form
            Management Corporation and Airport Partners Limited                10-K filed March 29,
            Partnership.                                                       1995.



   10.7   Sublease dated February 28, 1994 between the Company as            Exhibit 10.7 to Form
            Sublessee and Progressive Casualty Insurance Company,              10-K filed March 29,
            as Sublessor.                                                      1995.

   10.8   Assignment and Assumption Agreement dated May 17, 1994             Exhibit 10.8 to Form
            between the Company, as Assignee and Airport Partners              10-K filed March 29,
            Limited Partnership, as Assignor.                                  1995.

   10.9   Form of Restricted Share Agreement dated December 6, 1995          Exhibit 10.9 to Form
            by and between the Company and William A. Foley,                   10-K filed March 28,
            Gerald C. McDonough, Frank E. Mosier and Richard T. Schwarz.       1996.

   10.10  Pledge Agreement dated May 23, 1997 between Jeffrey I.             Exhibit 10.01 to Form
            Friedman and the Company.                                          10-Q filed
                                                                               August 8, 1997.

   10.11  Secured Promissory Note dated May 23, 1997 in the amount of        Exhibit 10.02 to Form 10-Q
            $1,671,000 executed by Jeffrey I. Friedman in favor of the         filed August 8, 1997.
            Company.

   10.12  Unsecured Promissory Note dated May 23, 1997 in the amount of      Exhibit 10.03 to Form 10-Q
            $1,671,000 executed by Jeffrey I. Friedman in favor of the         filed August 8, 1997.
            Company.

   10.14  Share Option Agreement dated November 18, 1993 by and between      Exhibit 10.14 to
            the Company and William A. Foley, Gerald C. McDonough,             Form 10-K filed
            Frank E. Mosier and Richard T. Schwarz.                            March 30, 1993.

   27      Financial Data Schedule                                        Exhibit 27 filed
                                                                            herewith.

   (b)      Reports on Form 8-K

            A Current Report on Form 8-K dated February 3, 1998 was filed on February 17, 1998 as amended by Form 8-K/A-1 dated February 3, 1998 and filed on April 8, 1998. A Current Report on Form 8-K dated February 19, 1998 was filed on March 31, 1998.

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ASSOCIATED ESTATES REALTY
                                               CORPORATION



          May 12, 1998                       /s/ Dennis W.  Bikun
          (Date)                             Dennis W. Bikun, Chief
                                               Financial Officer and
                                               Treasurer