Form 10-Q
period 1998-06-30
ASSOCIATED ESTATES REALTY CORP
filed 1998-08-14
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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

                 Number of shares outstanding as of August 14, 1998:
                                  22,596,958 shares

                        ASSOCIATED ESTATES REALTY CORPORATION


                                        INDEX


   PART I  -  FINANCIAL INFORMATION                             Page

   ITEM 1  Condensed Financial Statements


           Consolidated Balance Sheets as of
              June 30, 1998 and December 31, 1997                 3



           Consolidated Statements of Income for the six and
              three month periods ended June 30, 1998 and 1997    4


           Consolidated Statements of Cash Flows for the six
              month periods ended June 30, 1998 and 1997          5



           Notes to Financial Statements                          6


   ITEM 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                16



   PART II  -  OTHER INFORMATION

   ITEM 2  Changes in Securities and Use of Proceeds             31

   ITEM 4  Submission of Matters to a Vote of Security-Holders   32

   ITEM 5  Other Information                                     32

   ITEM 6  Exhibits and Reports on Form 8-K                      33

   SIGNATURES                                                    37


                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                                June 30,     December 31,
                                                                  1998           1997
                                                              (Unaudited)
                            ASSETS
   Real estate assets:
     Land                                                    $ 87,105,326   $ 54,906,050
     Buildings and improvements                               718,704,930    550,156,521
     Furniture and fixtures                                    30,949,593     24,997,001
                                                              836,759,849    630,059,572
       Less:  accumulated depreciation                       (142,777,220)  (130,668,538)
                                                              693,982,629    499,391,034
       Construction in progress                                50,186,761     16,439,393
          Real estate, net                                    744,169,390    515,830,427
   Cash and cash equivalents                                    1,803,147      2,251,819
   Restricted cash                                              8,342,109     10,125,513
   Accounts and notes receivable:
     Rents                                                      2,618,263      2,256,158
     Affiliates and joint ventures                             14,453,932     14,439,155
     Other                                                      2,494,320      2,385,829
   Deferred charges, intangible assets and prepaid expenses    11,777,155      6,621,404

                                                             $785,658,316   $553,910,305

             LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                              $ 64,173,447   $ 57,817,981
   Unsecured debt                                             371,330,670    260,352,307
       Total indebtedness                                     435,504,117    318,170,288
   Accounts payable and accrued expenses                       18,405,716     16,197,356
   Dividends payable                                           10,513,686      7,938,692
   Resident security deposits                                   5,801,636      4,867,011
   Funds held on behalf of managed properties:
     Affiliates and joint ventures                             10,254,104      7,124,217
     Other                                                      2,597,569      2,340,115
   Accrued interest                                             3,974,213      3,776,884
   Operating partnership minority interest                     10,863,204              -
   Accumulated losses and distributions of joint ventures
     in excess of investment and advances                      12,667,668     12,337,664
       Total liabilities                                      510,581,913    372,752,227
   Commitments and contingencies                                        -              -
   Shareholders' equity:


     Preferred shares, Class A cumulative, without
       par value; 3,000,000 authorized;
       225,000 issued and outstanding                          56,250,000     56,250,000
     Common shares, without par value, $.10 stated
       value; 50,000,000 authorized; 22,610,078 and
       17,073,773 issued and outstanding at June 30, 1998
       and December 31, 1997, respectively                      2,261,008      1,707,377
     Paid-in capital                                          276,829,189    171,752,807
     Accumulated dividends in excess of net income            (60,263,794)   (48,552,106)
       Total shareholders' equity                             275,076,403    181,158,078
                                                             $785,658,316   $553,910,305

                     The accompanying notes are an integral part
                            of these financial statements

                         ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                 For the three months ended For the six months ended
                                                          June 30,                  June 30,
                                                      1998         1997         1998          1997
   Revenues
     Rental                                      $ 30,886,103  $ 24,943,653 $59,990,715   $ 48,103,594
     Property management fees                         881,208       933,420   1,830,046      1,914,225
     Painting services                                372,429       347,410     720,984        855,854
     Other                                            706,497       582,156   1,013,295        811,364
                                                   32,846,237    26,806,639  63,555,040     51,685,037
   Expenses
     Property operating and maintenance            12,918,625    10,445,568  25,218,738     19,670,888
     Depreciation and amortization                  5,707,884     4,533,647  11,022,479      8,862,484
     Painting services                                394,002       319,914     731,941        758,635
     General and administrative                     1,799,001     1,559,296   3,634,966      3,070,843
     Interest expense                               7,112,892     4,853,591  13,544,559      8,960,200
      Total expenses                               27,932,404    21,712,016  54,152,683     41,323,050
   Income before equity in net income of
     joint ventures and extraordinary items         4,913,833     5,094,623   9,402,357     10,361,987
     Equity in net income of joint ventures           170,665       262,319     206,887        220,482
       Income before extraordinary item             5,084,498     5,356,942   9,609,244     10,582,469
       Extraordinary item-extinguishment of debt     (124,895)    1,043,446    (124,895)     1,043,446
   Net income                                    $  4,959,603  $  6,400,388 $ 9,484,349   $ 11,625,915

   Net income applicable to common shares        $  3,588,498  $  5,029,284 $ 6,742,139   $  8,883,705

   Earnings Per Common Share - Basic:
     Net income before extraordinary item        $         .22 $        .26 $       .40   $        .51
     Net income                                  $         .21 $        .33 $       .39   $        .58

   Earnings Per Common Share - Diluted:
     Net income before extraordinary item        $         .22 $        .26 $       .40   $        .51
     Net income                                  $         .21 $        .33 $       .39   $        .58

   Dividends paid per common share               $        .465 $       .465 $       .93   $        .93

   Weighted average number of
     common shares outstanding  - Basic             17,133,185   15,320,997  17,102,729     15,320,983
                                - Diluted           17,133,185   15,329,681  17,102,729     15,337,554

                      The accompanying notes are an integral part
                             of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                     (UNAUDITED)

                                                                             1998            1997
   Cash flow from operating activities:
    Net income                                                          $   9,484,349   $ 11,625,915
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                        11,022,479      8,862,484
      Loss(gain) on extinguishment of debt                                    124,895     (1,043,446)
      Equity in net income of joint ventures                                 (206,886)      (220,482)
      Earnings distributed from joint ventures                                298,607        262,840
      Net change in assets and liabilities net of effect of the MIGRA
         merger        -    Accounts and notes receivable                    (276,420)    (1,848,505)
                       -    Accounts and notes receivable-                                (5,100,535)
                              affiliates and joint ventures                 2,452,693
                       -    Accounts payable and accrued expenses          (4,372,186)    (1,690,705)
                       -    Other operating assets and liabilities           (365,808)     1,514,055
                       -    Restricted cash                                 1,783,404         91,971
                       -    Funds held for non-owned managed                3,129,887       (123,612)
                              properties
                       -  Funds held for non-owned managed properties
                            affiliates and joint ventures                     257,454      1,053,324
         Total adjustments                                                 13,848,119      1,757,389
      Net cash flow provided by operations                                 23,332,468     13,383,304

   Cash flow from investing activities:
    Loans receivable-affiliate                                                      -     (3,342,000)
    Real estate acquired or developed (net of liabilities assumed)       (104,110,880)   (66,415,525)
    Fixed asset additions                                                    (739,418)    (1,157,807)
    Distributions from joint ventures                                         145,131         79,399
      Net cash flow used for investing activities                        (104,705,167)   (70,835,933)

   Cash flow from financing activities:
    Principal payments on mortgage notes                                   (8,658,305)   (16,491,993)
    Proceeds from mortgage notes                                                    -      8,100,000
    Proceeds from senior and medium-term notes                             20,000,000     30,000,000
    Line of Credit borrowings                                             358,000,000    181,400,000
    Line of Credit repayments                                            (268,000,000)  (129,400,000)
    Deferred financing and offering costs                                  (1,796,625)      (445,994)
    Common share dividends paid                                           (15,878,833)   (14,019,982)
    Preferred share dividends paid                                         (2,742,210)    (2,742,210)
    Stock options exercised                                                         -          1,248
      Net cash flow provided by financing activities                       80,924,027     56,401,069
      Decrease in cash and cash equivalents                                  (448,672)    (1,051,560)
   Cash and cash equivalents, beginning of period                           2,251,819      1,286,959
   Cash and cash equivalents, end of period                             $   1,803,147   $    235,399


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA") into the Company and the related acquisition of eight multifamily properties and one development property. The Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA's asset management, property management, investment advisory and mortgage servicing operations including those of MIGRA's affiliates are collectively referred to herein as the "MIGRA Operations".

               At June 30, 1998, the Company owned, or was a joint venture partner in, 99 multifamily properties containing 20,974 suites. Additionally, the Company managed 59 non-owned properties, 51 of which were multifamily properties consisting of 13,331 suites, (19 of which are owned by various institutional investors consisting of 6,279 suites) and eight of which were commercial properties containing an aggregate of approximately 825,000 square feet of gross leasable area. Through special purpose entities, collectively referred to as the "Service Companies", the Company provides to both owned and non-owned properties, management, painting and computer services as well as mortgage origination and servicing.

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

               One property included in the financial statements is 33 1/3% owned by third party investors. As this property has an accumulated deficit, no recognition of the third party interest is reflected in the financial statements since it is the Company's policy to recognize minority interest only to the extent that the third party's investment and accumulated share of income exceeds distributions and its share of accumulated losses. Investments in joint ventures, which are 50% or less owned by the Company, are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment.

               All significant intercompany balances and transactions have been eliminated in consolidation.

          Basis of Presentation

               The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

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

          Recent Accounting Pronouncements

               Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128 - Earnings Per Share. All periods have been presented on the same basis. Effective March 31, 1998, the Company implemented SFAS No. 130 - Reporting Comprehensive Income. At June 30, 1998, the Company had no items of other comprehensive income requiring additional disclosure. In June 1998, the FASB issued SFAS No. 133-Accounting for Derivative Instruments and Hedging Activities. The statement requires fair value accounting for all derivatives, including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2000. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations or cash flows.

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

          2.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

          Development Activity

               Construction in progress, including the cost of land, for the development of multifamily properties was $50,186,761 and $16,439,393 at June 30, 1998 and December 31, 1997, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Interest, real estate taxes and insurance aggregating approximately $747,930 and $913,000 were capitalized during the six month periods ended June 30, 1998 and 1997, respectively. For the six month period ended June 30, 1998, the construction and leasing of 98 suites at two properties were completed at a total cost of $7.9 million. The following schedule details construction in progress at June 30, 1998:


                                                          Placed in
           (dollars in thousands)         Number  Costs    Service     June 30, 1998    Estimated
                                            of  Incurred   through     Land  Building   Scheduled
                  Property                Suites to Date   6/30/98     Cost     Cost   Completion

   AURORA, OHIO
     The Residence at Barrington-Phase I  168   $16,046   $  14,781  $    54 $   1,211    1998
     The Residence at Barrington-Phase II 120     7,483         765      748     5,970    1998
                                          288    23,529      15,546      802     7,181

   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II         160     3,263       -          650     2,613    1998

   FENTON, MICHIGAN
     Georgetown Park Apartments III       120     5,879       -          350     5,529    1998
   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II                       118       624       -          402       222    1998

   STREETSBORO, OHIO
     The Village of Western Reserve       108     7,636    6,551         179       906    1998

   WESTLAKE, OHIO
     Westlake                             300*      674       -          523       151    1999

   ORLANDO, FLORIDA
     Windsor at Kirkman Apts.             460    26,709       -        3,222    23,487    1999

   AVON, OHIO
     Village at Avon                      312     2,482        -       2,158       324    1999


   Other                                  349*    1,488         -        592       896
                                        2,215   $72,284    $22,097(1) $8,878 $  41,309
          * Estimated


          (1)               Including land of $2,067.




          Acquisition Activity

               During the period January 1, 1998 through June 30, 1998, without regard to the merger of MIGRA and the related acquisition of the eight MIG REIT Properties and the one development property, the Company acquired four multifamily properties containing 1,320 suites for an aggregate purchase price of $74.4 million of which $17.0 million represents liabilities assumed including mortgage indebtedness of $15.0 million. The balance of the purchase price was initially financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $14.4 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; and Toledo, Ohio. Three of the four properties were acquired in anticipation of the merger with MIGRA and the purchase of the MIG REIT properties. The three properties were owned, at least in part, by MIG Residential Trust. The aggregate purchase price of these properties was $59.5 million of which approximately $16.3 million represented assumed liabilities.

               On June 30, 1998, the Company consummated the merger of MIGRA into the Company and the related acquisition of eight multifamily properties and one development property. The Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA's asset management, property management, investment advisory and mortgage servicing operations including those of MIGRA's affiliates are collectively referred to herein as the "MIGRA Operations".

               As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 396,434 of the Company's common shares. The number of shares issued for MIGRA was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Subject to the achievement of certain performance criteria, the former shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares as further discussed in the following paragraph.

               The merger agreement provided for up to $3.1 million and $6.4 million in contingent consideration payable on the first and second anniversary of merger, respectively. The agreement also provided for certain reductions to the purchase price for the MIGRA Operations to the extent that any of MIGRA's or a MIGRA affiliate's advisory clients have not consented to the assignment of, or have terminated any advisory, asset, property management or mortgage servicing agreement prior to the merger. These reductions are offset to the extent that MIGRA enters into any new asset or property management or mortgage servicing agreement on or before the 90 days preceding the closing of the merger. The initial purchase price, including contingent consideration, has been reduced by $5.6 million pursuant to the price reduction provisions of the merger agreement.

               The Company also acquired eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") for $12 million in cash, the issuance of 5,139,387 unregistered common shares of the Company and the assumption of approximately $0.6 million in liabilities. The number of common shares was determined based on the closing price of the Company's common shares over the 20 day period preceding the purchase of the MIG REIT Properties or $18.76 per share. The cash portion of the purchase price was financed using borrowings made available
          through the Company's Line of Credit.   The Company is required
          to file for registration of the common shares issued within 60 days from the closing date.

          The MIG REIT Properties are further described as follows:


                                                            Number     Year
                                                              of      Placed
         Name of Property                 Location          Suites  in Service

   20th and Campbell Apartments  Phoenix, Arizona            204       1989
   Annen Woods Apartments        Pikesville, Maryland        132       1987
   Desert Oasis Apartments       Palm Desert, California     320       1990
   Fleetwood Apartments          Houston, Texas              104       1993
   Hampton Point Apartments      Silver Springs, Maryland    352       1986
   Morgan Place Apartments       Atlanta, Georgia            186       1989
   Peachtree Apartments          St. Louis, Missouri         156       1989
   Windsor Falls Apartments      Raleigh, North Carolina     276       1994
                                                           1,730

               In connection with the above transactions, the Company also acquired the general and certain limited partnership interests in a partnership that owns a multifamily property in development.
          In exchange for $15.6 million, the Company received 661,663 operating partnership units, representing a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"), a DownREIT partnership, which owns substantially all of a parcel of real property located in Orlando, Florida upon which a 460 suite multifamily apartment complex known as Windsor at Kirkman Apartments ("Windsor") is being constructed. At the date of acquisition, Windsor was approximately 30% complete. Certain limited partner members of HP Advisors received 459,719 Operating Partnership units in exchange for their interests in Windsor. The number of operating partnership units issued was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. As operating partnership units can be exchangeable, subject to certain conditions, into common shares of the Company, they are assumed to be issued at a price related to the common shares of the Company. The cash paid by the Company in exchange for its operating partnership units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               As of June 30, 1998, the Company's purchase price allocation for the MIGRA related transactions is based upon all available information and is subject to change. However, management does not believe any changes will be material.

          3.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1997:


                                                    Common
                                      Class A       Shares                     Accumulated
                                    Cumulative     (at $.10                     Dividends
                                     Preferred      stated        Paid-In     In Excess Of
                                      Shares         value)       Capital      Net Income       Total

   Balance, Dec. 31, 1997           $ 56,250,000 $ 1,707,377   $171,752,807   $  (48,552,106) $ 181,158,078
      Net income                         -             -             -             9,484,349      9,484,349
      Issuance of 484 restricted
        common shares                    -                48            (48)        -             -
      Issuance of 5,535,821
        common shares relating
        to the MIGRA merger and
        the acquisition of the MIG
        REIT properties                 -            553,583    105,229,053        -          105,782,636
      Additional costs relating to
         common stock offering           -             -           (152,623)        -             (152,623)
      Common share
        dividends declared               -             -             -          (18,453,827)   (18,453,827)
      Preferred share
        dividends declared               -             -             -           (2,742,210)    (2,742,210)
   Balance, June 30, 1998           $56,250,000  $ 2,261,008   $276,829,189   $ (60,263,794) $ 275,076,403

          4.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable include nonrecourse, fixed and variable rate, project specific loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through March 1, 2007. The balance of the conventional mortgages was $36.0 million and $29.4 million at June 30, 1998 and December 31, 1997, respectively. The five conventional mortgages have a fixed rate. On June 30, 1998, the Company paid off an $8.1 million mortgage which had a variable rate.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934 (one property is funded through Industrial Development Bonds). These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $28.1 million and $28.4 million at June 30, 1998 and December 31, 1997, respectively. Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1.9 million) has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

          5.   UNSECURED DEBT

          Senior Notes

               The Senior Notes with aggregate net proceeds of $83.6 million after underwriting commissions, offering expenses and discount, were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million at June 30, 1998 and December 31, 1997.

          Medium-Term Notes Program

               The Company issued eleven Medium-Term Notes (the "MTN's") having an aggregate balance of $112.5 million and $92.5 million at June 30, 1998 and December 31, 1997, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 11 years at June 30, 1998. The holders of two MTN's with stated terms of 30 years each may request repayment five and seven years from the issue date of the respective MTN. Should these holders request prepayment, the weighted average maturity would be 5.9 years. The weighted average interest rate of the eleven MTN's is 6.95%. One, four and six of the MTN's in the aggregate amounts of $20.0 million, $50.0 million and $42.5 million were issued in 1998, 1997 and 1996, respectively.

               The Company's current MTN Program provides for the issuance, from time-to-time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. There are currently $62.5 million of additional MTN borrowings available under the existing program.

               From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of June 30, 1998.

          Line of Credit

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility. The new agreement provides for a reduction in pricing and an extension of the term for an additional year through June 2001. The Line of Credit includes a competitive bid option for up to 50% of the amount of the facility. During the second quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $124,895, relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 100 basis points), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At June 30, 1998, $174 million was outstanding under this facility.

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

               Summarized affiliate and joint venture transaction activity follows:

                                                Three months ended         Six months ended
                                                     June 30,                  June 30,
                                                 1998        1997         1998         1997

   Property management fee and other
     miscellaneous service revenues
                     - affiliates             $ 459,005   $ 480,074   $ 1,042,936  $ 1,106,305
                     - joint ventures           236,609     226,936       463,554      438,751
   Painting service revenues
                     - affiliates                82,439     121,681       182,351      237,948
                     - joint ventures           119,065      41,000       212,966       74,437
   Expenses incurred on behalf
      of and reimbursed by (1)
                      - affiliates            1,011,478   1,005,509     2,156,436    2,144,660
                     - joint ventures           640,937     607,077     1,282,578    1,260,028
   Interest income   - affiliates               210,701     141,699       378,685      203,464
   Interest expense  - affiliates               (83,751)    (94,115)     (213,130)    (170,330)
                     - joint ventures           (12,227)     (5,973)      (24,037)     (11,756)

          (1)  Primarily payroll and employee benefits, reimbursed at cost.


               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties were $6,600,986 and $4,542,798 in the aggregate at June 30, 1998 and December 31, 1997, respectively. Other miscellaneous payables due to affiliates and joint venture properties were $3,109,994 and $329,000 in the aggregate at June 30, 1998 and December 31, 1997, respectively.

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $7,029,290 and $823,656 at June 30, 1998, respectively, and $9,048,403 and $847,954 at December 31, 1997, respectively. Except for insignificant amounts, advances to affiliates bear interest; the rate charged was 8.3% on a weighted average basis, during the period ending June 30, 1998. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $5,496,577 and $1,647,533 at June 30, 1998, respectively, and $4,989,674 and $1,805,543 at
          December 31, 1997, respectively.

               Subsequent to December 31, 1997, certain affiliated entities which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's board of directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, has informed the Company that the Corporation has caused the commencement of a review of expenditures relating to approximately $2.9 million of capital calls from certain HUD subsidized affiliated entities, to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of Associated Estates Realty Corporation. Should this review result in any dispute with respect to the foregoing expenditures, such disagreement will be resolved through binding arbitration. The Company believes that all expenditures were appropriate and, accordingly, does not believe that the ultimate outcome of any disagreement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               At June 30, 1998, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). The notes were entered into on May 23, 1997 and bear interest, payable quarterly at the 30-day LIBOR plus the LIBOR margin on the Company's Line of Credit, with principal due May 1, 2002. The 30-day LIBOR averaged 5.65% for the period ending June 30, 1998 while the LIBOR margin on the Company's Line of Credit ranged from 75 to 125 basis points. One of the notes is collateralized by 150,000 of the Company's common shares; the other note is unsecured. The Company recognized interest income of $113,182 for the period ending June 30, 1998 relating to these notes.

          7.   PREFERRED AND COMMON SHARES

               On July 2, 1997, the Company completed an offering of 1,750,000 common shares at $23.50 per share. The net proceeds of approximately $38.8 million were applied to reduce debt.

               On June 30, 1998, the Company issued 396,434 and 5,139,387 common shares relating to the Company's merger of MIGRA and the related acquisition of eight multifamily properties, respectively.

               On June 30, 1998, the Company's Board of Directors authorized management to purchase from time to time up to 1,000,000 shares of its common stock. Purchases under the program may be financed from funds generated through the sale of properties and internally generated cash flow.

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

                                               For the three months        For the six months
                                                  ended June 30,             ended June 30,
                                                 1998         1997         1998          1997

   Income before extraordinary items         $ 5,084,498  $ 5,356,943  $ 9,609,244   $10,582,469
     Less: Preferred stock dividends           1,371,105    1,371,105    2,742,210     2,742,210
   Income before extraordinary items
     applicable to common shares               3,713,393    3,985,838    6,867,034     7,840,259
     Extraordinary items                        (124,895)   1,043,446     (124,895)    1,043,446
   Net income applicable to common shares    $ 3,588,498  $ 5,029,284  $ 6,742,139   $ 8,883,705

   Number of Shares
     Basic-average shares outstanding         17,133,185   15,320,997   17,102,729    15,320,983
     Add: Dilutive effect of stock options             -        8,684            -        16,571
     Diluted shares                           17,133,185   15,329,681   17,102,729    15,337,554

   Per Share Amount-Income
     Before Extraordinary Item
       Basic                                 $        .22 $        .26 $        .40  $        .51
       Diluted                               $        .22 $        .26 $        .40  $        .51

   Per Share Amount-Net Income
       Basic                                 $        .21 $        .33 $        .39  $        .58
       Diluted                               $        .21 $        .33 $        .39  $        .58

               Options to purchase 1,015,274 and 1,070,274 shares of common stock were outstanding at June 30, 1998 and December 31, 1997, respectively, a portion of which has been reflected above using the treasury stock method.

          9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               The following summarizes the non cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

                                                               Six months ended
                                                                   June 30,
                                                               1998         1997

   Issuance of common shares in connection with the
     acquisition of MIG REIT properties and the MIGRA
     merger                                                $105,782,635  $         -

   Issuance of operating partnership units in connection
     with the acquisition of the development property        10,863,204            -

   Assumption of mortgage debt in connection with the
     acquisition of properties                               15,013,771            -

   Assumption of liabilities in connection with the
     acquisition of properties                                5,342,371    1,486,809

   Dividends declared but not paid                           10,513,686    7,938,683


          10.  PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the twelve property acquisitions completed in 1998, and (ii) the merger of MIGRA. The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the eight property acquisitions completed in 1997, (ii) the twelve property acquisitions completed in 1998, (iii) the merger of MIGRA, and
          (iv)  the offering of 1,750,000 common shares.


                                                  For the six months
                                                    ended June 30,
   (In thousands, except per share amounts)         1998      1997

   Revenues                                       $ 75,557 $   70,746
   *Net income                                       8,869     11,086
   *Income applicable to common shares               6,127      8,344
   *Income per common share (Basic and Diluted)   $   0.27 $     0.37
     Weighted average common shares outstanding:
                     - Basic                        22,610     22,610
                     - Diluted                      22,610     22,610

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

               The 1997 and 1998 pro forma financial information does not include the revenue and expenses for Windsor at Kirkman Apartments, a property that was acquired in 1998, for the period January 1 through the date the property was acquired by the Company. The revenue and expenses of Windsor at Kirkman were excluded from the pro forma financial information for such periods as the property was under construction during substantially all of the periods prior to its acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          11.  CONTINGENCIES

               The U.S. Department of Housing and Urban Development ("HUD") notified the Company that Rainbow Terrace Apartments, Inc., (the Company's subsidiary corporation that owns Rainbow Terrace Apartments) is in default under the terms of the Regulatory Agree-ment and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleges that the property is poorly managed and Rainbow Terrace Apartments has failed to complete certain physical improvements to the property. Moreover, HUD claims that the property is not in compliance with numerous technical regulations concerning whether certain expenses are properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminat-ing future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management
          Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property. Rainbow Terrace Apartments believes that it has corrected the management deficiencies citied by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and in a series of written responses to HUD, justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, Rainbow Terrace Apartments believes it has repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents. The Company is unable to predict the outcome of the controversy with HUD, but does not believe it will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for Rainbow Terrace Apartments were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded at HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning Rainbow Terrace Apartments provided by the Company. The Company has since received the July and August 1998 HAP payments for Rainbow Terrace Apartments. As part of the Company's ongoing discussions with HUD concerning the resolution of these matters, the Company has been notified that HUD has agreed to review the budget based rent increase submitted to HUD by the Company in 1995.
          At December 31, 1997 and June 30, 1998, the Company had receivables of $1.35 million related to these retroactive rent increase requests. At June 30, 1998, Rainbow Terrace Apartments had net assets of $2.4 million, including the retroactive rent receivable of $1.35 million due from HUD, and a remaining amount due under the mortgage of $1.9 million.

          12.  SUBSEQUENT EVENTS

               The Company is exploring opportunities to strategically dispose of a number of its multifamily properties; namely certain joint venture, government assisted and congregate care properties.

               On June 29, 1998, the Company declared a dividend of $.465 per common share for the quarter ending June 30, 1998, which was paid on August 1, 1998 to shareholders of record on July 15, 1998.

               On June 30, 1998, the Company announced that its Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock. Subsequent to June 30, 1998, 25,000 shares were repurchased at an aggregate cost of $467,894 which was funded primarily from operating cash flows.

               On July 23, 1998, the Company issued 11,880 common shares to the MIGRA shareholders. Such shares were withheld at the closing of the merger pending the receipt of a consent of a MIGRA client with respect to the merger. The shares were issued at $23.63. Such shares represent all of the shares that were held back at the closing of the merger.

               The Company is currently under separate contracts to purchase a multifamily property containing 368 suites and two parcels of land containing 72 acres for an aggregate purchase price of approximately $41.3 million. The multifamily property is located in Pembroke Pines, Florida. The land parcels are located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh) and Atlanta, Georgia. The Company expects to finance the multifamily property and land parcel acquisitions with approximately $3.0 million in operating partnership units and the remainder using borrowings under the Company's Line of Credit. There can be no assurances, however, that the Company will be successful in its attempts to acquire the proposed acquisition properties and the land parcels currently under contract.

               Subsequent to June 30, 1998, the Company acquired one multifamily property located in Indianapolis, Indiana containing 264 suites for an aggregate purchase price of $18.7 million. The purchase price was financed using borrowings under the Company's Line of Credit.

               Subsequent to June 30, 1998, the Company increased its unsecured $200 million revolving credit facility to $235 million.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") which, at June 30, 1998, owned or was a joint venture partner in 99 multifamily properties containing 20,974 suites located in Florida, Georgia, Ohio, Maryland, Michigan, Indiana, western Pennsylvania, Arizona, California, Missouri, North Carolina and Texas.

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

          Financing:
               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility. The new agreement provides for a reduction in pricing and an extension of the term for an additional year through June 2001. The Line of Credit includes a competitive bid option for up to 50% of the amount of the facility. During the second quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.125 million ($0.0075 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 100 basis points), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At June 30, 1998, $174 million was outstanding under this facility. Subsequent to June 30, 1998, the Company increased its unsecured $200 million revolving credit facility to $235 million.

               Eighty-one of the Company's 92 wholly owned properties were unencumbered at June 30, 1998 with annualized earnings before interest, depreciation and amortization of approximately $68.1 million and an historical cost basis of approximately $674.8 million. The remaining eleven of the Company's wholly owned properties, have an historical cost basis of $120.3 million and secured property specific debt of $64.0 million at June 30, 1998. Unsecured debt, which totaled $370.4 million at June 30, 1998, consisted of $112.5 million in Medium-Term Notes, Senior Notes of $84.9 million and amounts drawn on the revolving credit facility of $173 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.6 million at June 30, 1998. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.4% at June 30, 1998.

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

          Registration statements filed in connection with financing:
               The Company has filed a shelf registration statement with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN program of which MTN's totaling $40.0 million have been issued leaving $62.5 million available. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

          The MIGRA Transaction
               On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. (MIGRA) into the Company and the related acquisition of eight multifamily properties and one development property. The Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA's asset management, property management, investment advisory and mortgage servicing operations including those of MIGRA's affiliates are collectively referred to herein as the "MIGRA Operations".

               As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 396,434 of the Company's common shares. The number of shares issued for MIGRA was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Subject to the achievement of certain performance criteria, the former shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares as further discussed in the following paragraph.

               The merger agreement provided for up to $3.1 million and $6.4 million in contingent consideration payable on the first and second anniversary of merger, respectively. The agreement also provided for certain reductions to the purchase price for the MIGRA operations to the extent that any of MIGRA's or a MIGRA affiliate's advisory clients have not consented to the assignment of, or have terminated any advisory, asset, property management or mortgage servicing agreement prior to the merger. These reductions are offset to the extent that MIGRA enters into any new asset or property management or mortgage servicing agreement on or before the 90 days preceding the closing of the merger.
          The initial purchase price has been reduced by $5.6 million pursuant to the price reduction provisions of the merger agreement.

               The Company also acquired eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") for $12 million in cash, the issuance of 5,139,387 unregistered common shares of the Company and the assumption of approximately $0.6 million in liabilities. The number of common shares was determined based on the closing price of the Company's common shares over the 20 day period preceding the purchase of the MIG REIT Properties or $18.76 per share. The cash portion of the purchase price was financed using borrowings made available
          through the Company's Line of Credit.   The Company is required
          to register common shares issued within 60 days from the closing date.

          The MIG REIT Properties are further described as follows:


                                                           Number    Year
                                                             of     Placed
         Name of Property                Location          Suites in Service

   20th and Campbell Apartments  Phoenix, Arizona           204      1989
   Annen Woods Apartments        Pikesville, Maryland       132      1987
   Desert Oasis Apartments       Palm Desert, California    320      1990
   Fleetwood Apartments          Houston, Texas             104      1993
   Hampton Point Apartments      Silver Springs, Maryland   352      1986
   Morgan Place Apartments       Atlanta, Georgia           186      1989
   Peachtree Apartments          St. Louis, Missouri        156      1989
   Windsor Falls Apartments      Raleigh, North Carolina    276      1994
                                                          1,730

               In connection with the above transactions, the Company also acquired the general and certain limited partnership interests in a partnership that owns a multifamily property in development.
          In exchange for $15.6 million, the Company received 661,663 operating partnership units, representing a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"), a DownREIT partnership, which owns substantially all of a parcel of real property located in Orlando, Florida upon which a 460 suite multifamily apartment complex known as Windsor at Kirkman Apartments ("Windsor") is being constructed. At the date of acquisition, Windsor is approximately 30% complete. Certain limited partner members of HP Advisors received 459,719 Operating Partnership units in exchange for their interests in Windsor. The number of operating partnership units issued was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. As operating partnership units can be exchangeable, subject to certain conditions, into common shares of the Company, they are assumed to be issued at a price related to the common shares of the Company. The cash paid by the Company in exchange for its operating partnership units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               The Company also entered into a contract to acquire Windsor Pines Apartments ("Pines"), a 368 suite multifamily property being constructed in Pembroke Pines, Florida for total consideration of $38.1 million. The total consideration paid for Pines will consist of cash of $35.1 million and the issuance of 126,958 operating partnership units in a yet to be formed DownREIT partnership. The operating partnership units issued for the Pines property will be determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. As operating partnership units can be exchangeable, subject to certain conditions, into common shares of the Company, they are assumed to be issued at a price related to the common shares of the Company. The cash required for the Pines purchase will be financed using borrowings made available through the Company's Line of Credit. There is no guarantee, however, that the Company will be successful in acquiring Pines.

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

               During the period January 1, 1998 through June 30, 1998, without regard to the merger of MIGRA, and the related acquisition of the eight MIG REIT Properties and the one development property, the Company acquired four multifamily properties containing 1,320 suites for an aggregate purchase price of $74.4 million of which $17.0 million represents liabilities assumed including mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $14.4 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; and Toledo, Ohio. Three of the four properties were acquired in anticipation of the merger with MIGRA and the purchase of the MIG REIT properties. The three properties were owned, at least in part, by MIG Residential Trust. The aggregate purchase price of these properties was $59.5 million of which approximately $16.3 million represented assumed liabilities. Subsequent to June 30, 1998, the Company acquired one multifamily property located in Indianapolis, Indiana containing 264 suites for an aggregate purchase price of $18.7 million. The purchase price was financed using borrowings under the Company's Line of Credit.

               The remainder of the acquisitions, development and dispositions section contains forward-looking statements and certain risks, trends and uncertainties that could cause actual results to vary from those contained in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgements and current knowledge of management. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ materially from those projected include the general economic climate; the supply and demand for multifamily properties; interest rate levels; the availability of financing and other risks associated with the acquisition, development and disposition of properties, including risks that development or lease-up may not be completed on schedule. Furthermore, there can be no assurances that the Company will be successful in acquiring the multifamily property and the land parcels under contract as described below.

               The Bradford at Easton, a newly developed 324 suite property located in Columbus, Ohio, achieved stabilized occupancy during the second quarter and was 95.4% physically occupied at June 30, 1998. The Village of Western Reserve, a newly developed 108 suite property located in Streetsboro, Ohio (a city located southeast of Cleveland) was completed and achieved stabilized occupancy in July, 1998 and is currently 100% physically occupied. The Company considers occupancy at a newly developed property to have stabilized once the property's physical occupancy reaches 93%.

               The Residence at Barrington, a planned 288 property located in Aurora, Ohio (also located southeast of Cleveland) is scheduled for completion in the fourth quarter of 1998. The Company has recently commenced construction of The Village at Avon, a 312 suite property located in Avon, Ohio (a city located west of Cleveland).

               The Company has entered into separate contracts to purchase a multifamily property containing 368 suites and two land parcels containing 72 acres for an aggregate purchase price of approximately $41.3 million. The multifamily property is located in Pembroke Pines, Florida. One parcel of land is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh) and will commence construction at Berkley Manor, a 226 suite property after the consummation of the anticipated purchase in 1999. The other land parcel is located in Atlanta, Georgia and will commence construction after an anticipated purchase in the third quarter of 1998.

               The Company is in the process of constructing an additional 488 suites on land adjacent to multifamily properties currently owned by the Company as follows:

                                                            Additional   Anticipated
              Property                    Location            Suites      Completion

   Arbor Landings Apartments       Ann Arbor, Michigan          160     1st Qtr. 1999
   Aspen Lakes                     Grand Rapids, Michigan       118     1st Qtr. 1999
   Georgetown Park Apartments      Fenton, Michigan             120     4th Qtr. 1998                                (a)
   The Landings at the Preserve    Battle Creek, Michigan        90     4th Qtr. 1999
                                                                488

      (a) A clubhouse will also be added to The Landings at the Preserve.

               The Company is exploring opportunities to dispose of a number of its joint venture, government assisted and congregate care multifamily properties. The Company has retained a financial advisor to evaluate the alternatives relating to the disposition of its ownership and management of government assisted properties.

          Dividends:
               On June 29, 1998, the Company declared a dividend of $0.465 per common share for the quarter ending June 30, 1998 which was paid on August 1, 1998 to shareholders of record on July 15, 1998. On May 18, 1998, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on June 15, 1998 to shareholders of record on June 1, 1998.

          Cash flow sources and applications:
               Net cash provided by operating activities increased $9,949,168 from $13,383,300 to $23,332,468 for the six months ended June 30, 1998 when compared with the six months ended June 30, 1997. This increase was primarily the result of an increase in cash provided by a decrease in accounts and notes receivable, accounts and notes receivable - affiliates and joint ventures and restricted cash which was offset somewhat by uses of cash from other operating assets and liabilities.

               Net cash flows used for investing activities of $104,705,167 for the six months ended June 30, 1998 were primarily used for the acquisition and development of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $80,924,027 for the six months ended June 30, 1998 were primarily comprised of borrowings on the Line of Credit and other unsecured short-term borrowings. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit and the repayment of an $8,100,000 mortgage note.

          RESULTS OF OPERATIONS
          Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

               Overall, total revenue increased $6,039,600 or 22.5% and total expenses increased $6,220,388 or 28.6% for the quarter. Net income applicable to common shares decreased $1,440,786 or 28.6%, after the dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties owned by the Company at the time of the IPO, the 37 properties acquired prior to April 1, 1997 and the acquisition of the remaining 50% interest in two properties which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 18 properties acquired between April 1, 1997 and June 30, 1998.

               During the quarter ended June 30, 1998, the Acquired Properties generated total revenues of $7,422,982 while incurring property, operating and maintenance expenses of $2,812,624.

          Rental Revenues:
               Rental revenues increased $5,942,500 or 23.8% for the quarter. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $466,800 or 2.0% increase in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Other income increased $124,300 or 21.4% for the quarter. The increase is due primarily to refunds of workers compensation.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $2,473,100 or 23.7% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $2,130,100 for the quarter due primarily to the operating and maintenance expenses incurred at the six properties acquired during 1997 and the twelve properties acquired in 1998. Property operating and maintenance expenses at the Core Portfolio Properties increased $343,100, or 3.5% when compared to the quarter ended June 30, 1997 primarily due to increases in personnel, and real estate taxes and insurance which were offset by a slight decrease in utilities and building and grounds repair and maintenance expenses. Building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $79 per suite for the quarter ended June 30, 1998 as compared to $101 per suite for the quarter ended June 30, 1997.

          Other expenses:
               Depreciation and amortization increased $1,174,237 or 25.9% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               General and administrative expenses increased $239,700 or 15.4% for the quarter. This increase is primarily attributable to payroll, consulting and training expenses.

               Interest expense increased $2,259,300 or 46.6% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $1,371,100.

          RESULTS OF OPERATIONS
          Comparison of the six-months ended June 30, 1998 to the six-months ended June 30, 1997

               Overall, total revenue increased $11,870,000 or 23.0% and total expenses before the extraordinary item and net income off the joint ventures increased $12,829,600 or 31.1% for the six month period. Net income applicable to common shares before the extraordinary item decreased $973,200 or 9.2%, after dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the six-months ended June 30, 1998 to the six-months ended June 30, 1997, the term Core Portfolio Properties refers to the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 35 properties acquired during 1994, 1995 and 1996 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 20 properties acquired between January 1, 1997 and June 30, 1998.

               During the six-months ended June 30, 1998, the Acquired Properties generated total revenues of $11,160,039 while incurring property, operating and maintenance expenses of $4,137,000.

          Rental Revenues:
               Rental revenues increased $11,887,100 or 24.7% for the six month period. The majority of this increase is attributable to an increase in rental revenues from the Acquired Properties of $11,093,139 for the same period. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $794,000 or 1.8% increase in rental revenue from these properties.

          Other Revenues:
               Other revenues increased $201,900 or 24.9% primarily due to refunds of workers compensation.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $5,547,900 or 28.2% for the six month period. Operating and maintenance expenses at the Acquired Properties increased $4,137,000 for the six month period due primarily to the operating and maintenance expenses incurred at the 20 properties acquired between January 1, 1997 and June 30, 1998. Property operating and maintenance expenses at the Core Portfolio Properties increased $1,410,800 or 7.8% when compared to the prior six month period primarily due to increases in payroll, real estate taxes and insurance, and other operating expenses which were offset by a slight decrease in utilities. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $201 per suite for the six months ended June 30, 1998 as compared to $183 per suite for the six months ended June 30, 1997.

          Other expenses:
               Depreciation and amortization increased $2,160,000 or 24.4% for the six month period primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties.

               General and administrative expenses increased $564,100 or 18.4% for the six month period. This increase is primarily attributable to payroll and payroll related expenses as the Company continues to develop a team of professionals to provide hands-on attention to the Company's expanding portfolio of assets.

               Interest expense increased $4,584,400 or 51.2% for the half primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit and MTN's that were used for the acquisition of properties.

          Extraordinary item:
               The extraordinary item of $124,895 recognized during 1998 relates to the write-off of the deferred financing fees related to the termination of the old $100 million unsecured revolving credit facility. The extraordinary item of $1,043,446 recognized during 1997 relates to the write-off of a portion of the liabilities assumed with respect to certain multifamily properties acquired by the Company which related to the difference between the stated interest rate and the effective interest rate on mortgage indebtedness assumed. The mortgage indebtedness assumed upon the acquisition of these properties was repaid in 1997.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $2,742,200.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures decreased $13,600 or 6.2% and $91,700 or 35% for the six and three months ended June 30, 1998 and 1997, respectively. These decreases are primarily attributable to decreased rents and occupancies.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the quarter and six month period ended June 30, 1998 and 1997.


                               For the three months        For the six months
                                  ended June 30,              ended June 30,
                                1998          1997          1998         1997

   Beneficial interests in
     joint venture operations
       Rental revenue        $1,746,864   $ 1,684,068   $ 3,472,360  $ 3,308,630
       Cost of operations     1,034,407       852,879     2,171,511    1,949,223
                                712,457       831,189     1,300,849    1,359,407
       Interest income           14,114         6,080        14,772       12,515
       Interest expense        (436,132)     (441,643)     (872,948)    (884,867)
       Depreciation            (107,067)     (120,899)     (212,577)    (241,759)
       Amortization             (12,707)      (12,408)      (23,209)     (24,814)
       Net income            $  170,665   $   262,319   $   206,887  $   220,482

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

          Year 2000 Compliance
               The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate; store or use a date after December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 compliance issue affects virtually all companies and all organizations.

               The Company has conducted an assessment of its core internal and external computer information management systems, installed Year 2000 compliant financial reporting and accounting systems and is taking the further necessary steps to understand the nature and extent of the work required to make its operational systems, in those situations where the Company is required to do so, Year 2000 compliant. These steps may require the Company to modify, upgrade or replace some of its internal operational systems. The total cost of bringing all internal operational systems and equipment into Year 2000 compliance has not been fully quantified.

               Further, no estimates can be made as to any potential adverse impact resulting from the failure of third-party service providers and vendors to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certifications from those third party that have a material impact on the Company's operations. The cost and timing of third party Year 2000 compliance is not within the Company's control and no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

          Contingencies
               There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

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

               In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for Rainbow Terrace Apartments were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded at HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning Rainbow Terrace Apartments provided by the Company. The Company has since received the July and August 1998 HAP payments for Rainbow Terrace Apartments. As part of the Company's ongoing discussions with HUD concerning the resolution of these matters, the Company has been notified that HUD has agreed to review the budget based rent increase submitted to HUD by the Company in 1995. At December 31, 1997 and June 30, 1998, the Company had receivables of $1.35 million related to these retroactive rent increase
          requests.   At June 30, 1998, Rainbow Terrace Apartments had net
          assets of $2.4 million, including the retroactive rent receivable of $1.35 million due from HUD, and a remaining amount due under the mortgage of $1.9 million.

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




                                                                                    Year     Average
                                     Date                        Type of    Total Built or  Unit Size
      The Multifamily Properties   Acquired     Location      Construction Suites  Rehab.    Sq. Ft.

   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments      06/30/98 Phoenix           Garden           204  1989          982

   California
   Desert Oasis Apartments         06/30/98 Palm Desert       Garden           320  1990          875

   Florida
   Cypress Shores                  02/03/98 Coconut Creek     Garden           300  1991          991

   Georgia
   The Falls                       02/03/98 Atlanta           Garden           520  1986          963
   Morgan Place Apartments         06/30/98 Atlanta           Garden           186  1989          679

   Indiana
   Waterstone Apartments           08/29/97 Indianapolis      Garden           344  1997          984

   Maryland
   Hampton Point Apartments        06/30/98 Metro D.C.        Garden           352  1986          817
   Reflections                     02/03/98 Metro D.C.        Garden           184  1985        1,020
   The Gardens at Annen Woods      06/30/98 Metro D.C.        Garden           132  1987        1,269

   Michigan
   Clinton Place                   08/25/97 Clinton Twp.      Garden           202  1988          954
   Spring Valley Apartments        10/31/97 Farmington Hills  Garden           224  1987          893

   Missouri
   Peachtree Apartments            06/30/98 Chesterfield      Garden           156  1989          929

   North Carolina
   Windsor Falls Apartments        06/30/98 Raleigh           Garden           276  1994          979

   Ohio
   Bradford at Easton              05/01/98 Columbus          Garden           324  1996        1,010
   Country Club Apartments         02/19/98 Toledo            Garden           316  1989          811
   Hawthorne Hills Apartments      05/14/97 Toledo            Garden            88  1973        1,145
   Oak Bend Commons                05/30/97 Canal Winchester  Garden/Tnhm      102  1997        1,110
   Saw Mill Village                04/22/97 Columbus          Garden           340  1987        1,161

   Texas
   Fleetwood Apartments            06/30/98 Houston           Garden           104  1993        1,019
                                                                             4,674
   Repositioned Properties
   Woodlands of North Royalton
     fka Somerset West (a)         IPO      North Royalton    Gdn/Tnhms        197  1982        1,038
   Williamsburg at Greenwood Vllg. 02/18/94 Sagamore Hills    Townhomes        260  1990          938
                                                                               457                981

   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station               02/28/95 Columbus          Townhomes        102  1987        1,344
   Bedford Commons                 12/30/94 Columbus          Townhomes        112  1987        1,157
   Bolton Estates                  07/27/94 Columbus          Garden           196  1992          687
   Colony Bay East                 02/21/95 Columbus          Garden           156  1994          903
   Heathermoor                     08/18/94 Worthington       Gdn/Tnhms        280  1989          829
   Kensington Grove                07/17/95 Westerville       Gdn/Tnhms         76  1995        1,109
   Lake Forest                     07/28/94 Columbus          Garden           192  1994          788
   Muirwood Village at Bennell     03/07/94 Columbus          Ranch            164  1988          769
   Muirwood Village at London      03/03/94 London            Ranch            112  1989          769
   Muirwood Vllg. at Mt. Sterling  03/03/94 Mt. Sterling      Ranch             48  1990          769
   Muirwood Village at Zanesville  03/07/94 Zanesville        Ranch            196 1991-95        769
   Pendleton Lakes East            08/25/94 Columbus          Garden           256 1990-93        899
   Perimeter Lakes                 09/20/96 Dublin            Gdn/Tnhms        189  1992          999



                                       For the three months ending        For the three months ending
                                              June 30, 1998                      June 30, 1997
                                    Average             Average Rent   Average              Average Rent
                                    Economic  Physical      Per        Economic  Physical       Per
      The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments        N/A      93.1%       N/A    N/A     N/A       N/A       N/A      N/A

   California
   Desert Oasis Apartments           N/A      92.2%       N/A    N/A     N/A       N/A       N/A      N/A

   Florida
   Cypress Shores                    88.3%    87.0%     $ 841  $ 0.85    N/A       N/A       N/A      N/A

   Georgia
   The Falls                         75.4%    88.3%     $ 713  $ 0.74    N/A       N/A       N/A      N/A
   Morgan Place Apartments           N/A      94.6%       N/A    N/A     N/A       N/A       N/A      N/A

   Indiana
   Waterstone Apartments             94.4%    96.8%     $ 799  $ 0.81    N/A       N/A       N/A      N/A

   Maryland
   Hampton Point Apartments          N/A      96.0%       N/A    N/A     N/A       N/A       N/A      N/A
   Reflections                       94.7%    95.1%     $ 879  $ 0.86    N/A       N/A       N/A      N/A
   The Gardens at Annen Woods        N/A      97.7        N/A    N/A     N/A       N/A       N/A      N/A

   Michigan
   Clinton Place                     95.1%    95.0%     $ 700  $ 0.73    N/A       N/A       N/A      N/A
   Spring Valley Apartments          95.8    100.0        818    0.92    N/A       N/A       N/A      N/A

   Missouri
   Peachtree Apartments              N/A      91.7%       N/A    N/A     N/A       N/A       N/A      N/A

   North Carolina
   Windsor Falls Apartments          N/A      94.9%       N/A    N/A     N/A       N/A       N/A      N/A

   Ohio
   Bradford at Easton                N/A      95.4%     $ 715  $ 0.71    N/A       N/A       N/A      N/A
   Country Club Apartments           97.0     97.5        627    0.77    N/A       N/A       N/A      N/A
   Hawthorne Hills Apartments        95.8    100.0        554    0.48    N/A       N/A       N/A      N/A
   Oak Bend Commons                  93.8     99.0        700    0.63    N/A       N/A       N/A      N/A
   Saw Mill Village                  90.7     94.1        752    0.65    N/A       N/A       N/A      N/A

   Texas
   Fleetwood Apartments              N/A      93.3%       N/A    N/A     N/A       N/A       N/A      N/A

   Repositioned Properties
   Woodlands of North Royalton
     fka Somerset West (a)           81.1%     83.2%    $ 698  $ 0.67     93.7%   95.9     $ 687    $ 0.66
   Williamsburg at Greenwood Vllg.   89.5     94.2        871    0.93     91.7    93.8       859      0.92
                                     86.3%    89.5%     $ 797  $ 0.81     92.4%   94.7%    $ 785    $ 0.80

   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                 91.6%    93.1%     $ 709  $ 0.53     90.2%   86.3%    $ 684    $ 0.51
   Bedford Commons                   94.8     97.3        786    0.68     95.5    97.3       753      0.65
   Bolton Estates                    96.8     97.4        463    0.67     95.5    92.3       462      0.67
   Colony Bay East                   92.6     94.2        524    0.58     93.4    98.7       515      0.57
   Heathermoor                       97.2     97.9        555    0.67     98.1    98.6       543      0.66
   Kensington Grove                  92.6     90.8        775    0.70     93.6    97.4       776      0.70
   Lake Forest                       92.0     95.3        544    0.69     94.8    94.8       550      0.70
   Muirwood Village at Bennell       92.7     94.5        514    0.67     94.5    93.9       492      0.64
   Muirwood Village at London        93.9     97.3        509    0.66     96.5    99.1       502      0.65
   Muirwood Vllg. at Mt. Sterling    96.3    100.0        496    0.65     99.6    97.9       499      0.65
   Muirwood Village at Zanesville    92.8     95.9        522    0.68     95.8    92.3       524      0.68
   Pendleton Lakes East              92.6     96.9        527    0.59     92.7    96.5       514      0.57
   Perimeter Lakes                   94.1     98.9        721    0.72     93.4    96.8       716      0.72



                                                                                   Year     Average
                                    Date                        Type of    Total Built or  Unit Size
     The Multifamily Properties   Acquired     Location      Construction Suites  Rehab.    Sq. Ft.

   Residence at Christopher Wren  03/14/94 Gahanna           Gdn/Tnhms        264  1993        1,062
   Residence at Turnberry         03/16/94 Pickerington      Gdn/Tnhms        216  1991        1,182
   Sheffield at Sylvan            03/03/94 Circleville       Ranch            136  1989          791
   Sterling Park                  08/25/94 Grove City        Garden           128  1994          763
   The Residence at Newark        03/03/94 Newark            Ranch            112 1993-94        868
   The Residence at Washington    02/01/96 Wash. Ct. House   Ranch             72  1995          862
   Wyndemere                      09/21/94 Franklin          Ranch            128 1991-95        768
                                                                            3,135                903
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati        Garden           234 1988-90        830

   Indianapolis, Indiana
   The Gables at White River      02/06/97 Indianapolis      Garden           228  1991          974

   Northeastern Ohio
   Bay Club                       IPO      Willowick         Garden            96  1990          925
   Colonnade West                 IPO      Cleveland         Garden           216  1964          502
   Cultural Gardens               IPO      Euclid            Mid Rise         186  1966          688
   Edgewater Landing              04/20/94 Cleveland         High Rise        241  1988r         585
   Gates Mills III                IPO      Mayfield Hts.     High Rise        320  1978          874
   Holly Park                     IPO      Kent              Garden           192  1990          875
   Huntington Hills               IPO      Stow              Townhomes         85  1982          976
   Mallard's Crossing             02/16/95 Medina            Garden           192  1990          998
   Memphis Manor                  IPO      Cleveland         Garden           120  1966          554
   Park Place                     IPO      Parma Hts.        Mid Rise         164  1966          760
   Pinecrest                      IPO      Broadview Hts.    Garden            96 1987 r         598
   Portage Towers                 IPO      Cuyahoga Falls    High Rise        376  1973          869
   The Triangle (b)               IPO      Cleveland         High Rise        273  1989          616
   Timbers                        IPO      Broadview Hts.    Garden            96 1987-89        930
   Villa Moderne                  IPO      North Olmsted     Garden           135  1963          504
   Washington Manor               07/01/94 Elyria            Garden           120 1963-64        541
   West Park Plaza                IPO      Cleveland         Garden           118  1964          520
   Westchester Townhouses         IPO      Westlake          Townhomes        136  1989        1,000
   Westlake Townhomes             IPO      Westlake          Townhomes          7  1985        1,000
   Winchester Hills I  (c)        IPO      Willoughby Hills  High Rise        362  1972          822
   Winchester Hills II            IPO      Willoughby Hills  High Rise        362  1979          822
                                                                            3,893                759
   Michigan
   Arbor Landings Apartments      01/20/95 Ann Arbor         Garden           168  1990        1,116
   Aspen Lakes                    09/04/96 Grand Rapids      Garden           144  1981          789
   Central Park Place             12/29/94 Grand Rapids      Garden           216  1988          850
   Country Place Apartments       06/19/95 Mt. Pleasant      Garden           144 1987-89        859
   Georgetown Park Apartments     12/28/94 Fenton            Garden           360 1987-96      1,005
   The Landings at the Preserve   09/21/95 Battle Creek      Garden           190 1990-91        952
   The Oaks and Woods at Hampton  08/08/95 Rochester Hills   Gdn/Tnhms        544 1986-88      1,050
   Spring Brook Apartments        06/20/96 Holland           Gdn/Tnhms        168 1986-88        818
   Summer Ridge Apartments        04/01/96 Kalamazoo         Garden           248 1989-91        960
                                                                            2,182                961
   Toledo, Ohio
   Kensington Village             09/14/95 Toledo            Gdn/Tnhms        506 1985-90      1,072
   Vantage Villa                  10/30/95 Toledo            Garden           150  1974          935
                                                                              656              1,041
   Pittsburgh, Pennsylvania
   Chestnut Ridge                 03/01/96 Pittsburgh        Garden           468  1986          769
      Core Market Rate                                                     10,796                865

   GOVERNMENT ASST.-ELDERLY
   Ellet Development              IPO      Akron             High Rise        100  1978          589
   Hillwood I                     IPO      Akron             High Rise        100  1976          570
   Puritas Place (d)              IPO      Cleveland         High Rise        100  1981          518
   Riverview                      IPO      Massillon         High Rise         98  1979          553
   State Road Apartments          IPO      Cuyahoga Falls    Garden            72 1977 r         750
   Statesman II                   IPO      Shaker Heights    Garden            47 1987 r         796
   Sutliff Apartments II          IPO      Cuyahoga Falls    High Rise        185  1979          577

                                      For the three months ending        For the three months ending
                                             June 30, 1998                      June 30, 1997
                                   Average             Average Rent   Average              Average Rent
                                   Economic  Physical      Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   Residence at Christopher Wren    92.2%    94.7%     $ 742  $ 0.70     93.5%   97.0%    $ 729   $ 0.69
   Residence at Turnberry           93.9     96.8        743    0.63     93.4    94.9       741     0.63
   Sheffield at Sylvan              98.3     98.5        510    0.65     97.4    97.8       503     0.64
   Sterling Park                    97.1    100.0        555    0.73     97.9    96.1       547     0.72
   The Residence at Newark          98.2     98.2        568    0.65     94.7    93.8       556     0.64
   The Residence at Washington      92.7    100.0        532    0.62     97.0    94.4       539     0.63
   Wyndemere                        95.8     98.4        549    0.71     97.2    91.4       531     0.69
                                    94.2%    96.7%     $ 593  $ 0.66     94.9%   95.5%    $ 584   $ 0.65
   Cincinnati, Ohio
   Remington Place Apartments       91.5%    94.9%     $ 650  $ 0.78     84.8%   89.7%    $ 673   $ 0.81

   Indianapolis, Indiana
   The Gables at White River        91.9%    95.6%     $ 731  $ 0.75     87.5%   91.2%    $ 719    $0.74

   Northeastern Ohio
   Bay Club                         99.7%    97.9%     $ 639   $0.69    100.3%  100.0%     $623    $0.67
   Colonnade West                   92.0     94.4        403    0.80     93.4    94.9       403     0.80
   Cultural Gardens                 97.0     99.5        506    0.74     94.6    96.8       502     0.73
   Edgewater Landing                96.6     95.0        416    0.71     95.8    95.0       415     0.71
   Gates Mills III                  90.4     96.9        701    0.80     95.2    97.8       711     0.81
   Holly Park                       99.5     99.5        702    0.80     97.0    95.8       654     0.75
   Huntington Hills                 96.5     95.3        662    0.68     98.2    98.8       649     0.66
   Mallard's Crossing               96.0     96.9        721    0.72     98.2    96.4       689     0.69
   Memphis Manor                    95.3     95.8        439    0.79     91.1    93.3       442     0.80
   Park Place                       93.6     95.1        525    0.69     96.3    94.5       534     0.70
   Pinecrest                        93.9     97.9        469    0.78     93.4    95.8       460     0.77
   Portage Towers                   95.7     96.5        588    0.68     86.7    93.6       570     0.66
   The Triangle (b)                 97.7     97.1        938    1.52     97.8    97.8       899     1.46
   Timbers                          92.5     97.9        707    0.76     95.0    96.9       699     0.75
   Villa Moderne                    96.2    100.0        451    0.90     95.1    97.8       439     0.87
   Washington Manor                 96.0     97.5        393    0.73     97.5    96.7       383     0.71
   West Park Plaza                  93.0     95.8        430    0.83     96.4    95.8       427     0.82
   Westchester Townhouses           91.8     97.8        787    0.79     93.9   100.0       750     0.75
   Westlake Townhomes               99.3    100.0        822    0.82     95.1   100.0       791     0.79
   Winchester Hills I  (c)          92.3     97.2        573    0.70     90.4    95.0       573     0.70
   Winchester Hills II              88.5     97.5        600    0.73     86.6    92.5       609     0.74
                                    94.3%    97.0%     $ 596  $ 0.79     93.7%   95.8%    $ 587   $ 0.77
   Michigan
   Arbor Landings Apartments        98.8%    98.8%     $ 861  $ 0.77     97.3%   97.0%    $ 841   $ 0.75
   Aspen Lakes                      95.4     97.9        559    0.71     90.7    91.7       553     0.70
   Central Park Place               95.8     96.8        613    0.72     96.0    96.8       605     0.71
   Country Place Apartments         94.1     95.8        550    0.64     94.8    95.1       520     0.61
   Georgetown Park Apartments       93.2     96.4        747    0.74     94.6    93.9       673     0.67
   The Landings at the Preserve     98.4     95.8        757    0.80     94.0    94.7       675     0.71
   The Oaks and Woods at Hampton    94.4     98.5        813    0.77     95.4    95.4       801     0.76
   Spring Brook Apartments          98.5     97.6        507    0.62     99.9    98.8       472     0.58
   Summer Ridge Apartments          91.5     95.2        701    0.73     95.8    98.4       674     0.70
                                    95.0%    97.1%     $ 711  $ 0.74     95.4%   95.7%    $ 678   $ 0.71
   Toledo, Ohio
   Kensington Village               98.3%    99.2%     $ 577  $ 0.54     97.2%   96.4%    $ 552   $ 0.51
   Vantage Villa                    95.1     97.3        577    0.62     95.2    93.3       599     0.64
                                    97.6%    98.8%     $ 577  $ 0.55     96.8%   95.7%    $ 563   $ 0.54
   Pittsburgh, Pennsylvania
   Chestnut Ridge                   95.0%    98.3%     $ 760  $ 0.99     98.3%   97.2%    $ 702   $ 0.91
      Core Market Rate              94.5%    97.0%     $ 629  $ 0.73     94.4%   95.5%    $ 613   $ 0.71

   GOVERNMENT ASST.-ELDERLY
   Ellet Development               100.0%   100.0%     $ 587   $1.00    100.0%  100.0%    $ 587    $1.00
   Hillwood I                       99.7     99.0        594    1.04    100.6   100.0       596     1.05
   Puritas Place (d)               100.0    100.0        782    1.51     99.6   100.0       782     1.51
   Riverview                       100.0    100.0        591    1.07    100.2   100.0       591     1.07
   State Road Apartments           100.0    100.0        596    0.79     99.6   100.0       596     0.79
   Statesman II                    100.0    100.0        646    0.81     98.8    97.7       651     0.82
   Sutliff Apartments II           100.0    100.0        586    1.02    100.4   100.0       586     1.02




                                                                               Year     Average
                                Date                        Type of    Total Built or  Unit Size
   The Multifamily Properties Acquired     Location      Construction Suites  Rehab.    Sq. Ft.

   Tallmadge Acres            IPO      Tallmadge         Mid Rise         125  1981          641
   Twinsburg Apartments       IPO      Twinsburg         Garden           100  1979          554
   Village Towers             IPO      Jackson Twp.      High Rise        100  1979          557
   West High Apartments       IPO      Akron             Mid Rise          68 1981 r         702
                                                                        1,095                602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons           IPO      Cleveland         Garden            50  1981          823
   Rainbow Terrace            IPO      Cleveland         Garden           484 1982 r         768
   Shaker Park Gardens II     IPO      Warrensville      Garden           151  1964          753
                                                                          685                769
                                                                        1,780                666
   CONGREGATE CARE
   Gates Mills Club           IPO      Mayfield Heights  High Rise        120  1980          721
   The Oaks                   IPO      Westlake          Garden            50  1985          672
                                                                          170                707
                                                                       12,746                835

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                  IPO      Euclid            High Rise        738  1968          803
   College Towers             IPO      Kent              Mid Rise         380  1969          662
   Euclid House               IPO      Euclid            Mid Rise         126  1969          654
   Gates Mills Towers         IPO      Mayfield Hts.     High Rise        760  1969          856
   Highland House             IPO      Painesville       Garden            36  1964          539
   Watergate                  IPO      Euclid            High Rise        949  1971          831
                                                                        2,989                789
   Government Asst.-Family
   Lakeshore Village          IPO      Cleveland         Garden           108  1982          786
                                                                        3,097                789
        Core                                                           15,843                832
        Portfolio average                                              20,974                867



                                    For the three months ending        For the three months ending
                                           June 30, 1998                      June 30, 1997
                                 Average             Average Rent   Average              Average Rent
                                 Economic  Physical      Per        Economic  Physical       Per
    The Multifamily Properties  Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   Tallmadge Acres               100.0%   100.0%     $ 658  $ 1.03    100.3%  100.0%    $ 658   $ 1.03
   Twinsburg Apartments          100.0    100.0        603    1.09    100.4   100.0       603     1.09
   Village Towers                100.0     99.0        579    1.04    100.7   100.0       579     1.04
   West High Apartments          100.0    100.0        792    1.13    100.0   100.0       790     1.13
                                 100.0%    99.8%     $ 630  $ 1.05    100.1%   99.9%    $ 631   $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons               99.9%   100.0%     $ 674  $ 0.82    100.0%  100.0%    $ 674   $ 0.82
   Rainbow Terrace                99.9     98.1        663    0.86     99.2    98.1       773     1.01
   Shaker Park Gardens II         99.9    100.0        539    0.72    100.1   100.0       531     0.71
                                  99.9     98.7        637    0.83     99.4    98.7       713     0.93
                                 100.0%    99.4%     $ 633  $ 0.95     99.8%   99.4%    $ 662   $ 0.99
   CONGREGATE CARE
   Gates Mills Club               92.7%    95.0%     $ 872  $ 1.21     97.9%   99.2%    $ 813   $ 1.13
   The Oaks                       88.7     86.0      1,024    1.52     97.0   100.0       981     1.46
                                  91.4     92.4        917    1.30     97.6    99.4       862     1.22
                                  95.2%    97.3%     $ 633  $ 0.76     95.3%   96.1%    $ 623   $ 0.75

   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                      91.3%    93.1%     $ 490  $ 0.61     87.0%   93.4%    $ 480   $ 0.60
   College Towers                 96.2     99.2        409    0.62     91.9    93.2       399     0.60
   Euclid House                   91.4     94.4        446    0.68     90.4    92.9       432     0.66
   Gates Mills Towers             94.8     96.8        707    0.83     93.8    98.4       698     0.82
   Highland House                 97.6     97.2        416    0.77     99.7    97.2       406     0.75
   Watergate                      92.6     94.6        548    0.66     92.8    96.1       541     0.65
                                  93.5     95.4%     $ 542  $ 0.69     91.8%   95.5%    $ 533   $ 0.68
   Government Asst.-Family
   Lakeshore Village             100.0%   100.0%     $ 666  $ 0.85    100.2%  100.0%    $ 669   $ 0.85
                                  93.9     95.6        548    0.69     92.3    95.7       539     0.68
        Core                      95.1%    97.0%     $ 626  $ 0.75     95.1%   96.0%    $ 616   $ 0.74
        Portfolio average         93.9%    96.2%     $ 642  $ 0.74     94.7%   95.7%    $ 552   $ 0.64

     ______________
     (a) Woodlands of North Royalton (fka Somerset West) has 39 Contract Suites and 158 Market-rate suites.
     (b) The Triangle also contains 63,321 square feet of office/retail space.
     (c) The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations.
          The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments.
     (d) The property was developed in 1981 subject to a warranty deed provision which states that the assignment of fee simple title of the property to the Company shall expire in 2037.
     r =  Rehabilitated

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

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the six month period ended June 30, 1998 and 1997 are summarized in the following table:


                                               For the three months   For the six months
                                                   ended June 30,        ended June 30,
   (In thousands)                                     1998     1997      1998     1997

   Net income applicable to common shares           $ 3,588  $ 5,029  $  6,742  $ 8,884

   Depreciation on real estate assets
     Wholly owned properties                          5,300    4,212    10,225    8,284
     Joint venture properties                           107      121       213      242
     Extraordinary item                                 125   (1,043)      125   (1,043)
   Funds From Operations                              9,120    8,319    17,305   16,367

   Depreciation - other assets                          224      151       416      244
   Amortization of deferred financing fees              196      179       400      353
   Fixed asset additions                                (97)    (117)     (165)    (231)
   Fixed asset additions - joint venture properties       -        -         -        -
   Distributable Cash Flow                          $ 9,443  $ 8,532  $ 17,956  $16,733

   Weighted average shares                           17,133   15,321    17,103   15,321

                                       PART II

                                  OTHER INFORMATION

                Except to the extent noted below, the items required in
          Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA"), the acquisition of eight multifamily properties from MIG Residential REIT, Inc. ("MIG REIT") and the acquisition of the general and certain limited partnership interests in AERC HP Advisors Limited Partnership ("HP Advisors"), which owns substantially all of a parcel of real property in Orlando, Florida upon which a multifamily apartment complex is being developed.

                Pursuant to the merger agreement the Company issued
          396,434 Common Shares to the MIGRA shareholders in exchange for all of the issued and outstanding shares of MIGRA. The number of shares issued was based on the average closing prices of the Common Shares for the 20 trading days preceding the date the merger agreement was executed which was $23.63 per share. The MIGRA shareholders may receive additional contingent consideration in the form of Common Shares if certain performance criteria are achieved.

                In connection with the acquisition of the eight multifamily properties of MIG REIT, the Company issued 5,139,387 Common Shares to the subsidiaries of MIG REIT that held title to the properties. The number of shares issued was based on the average closing prices of the Common Shares for the 20 trading days preceding the date the properties were acquired which was $18.69 per share. The Common Shares issued to MIG REIT are subject to a registration rights agreement pursuant to which the Company has agreed to file a registration statement on Form S-3 relating to such shares on or before August 30, 1998.

                The Company also issued 459,719 operating partnership interests in HP Advisors to certain limited partners of HP Advisors. The holders of the operating partnership units exchange such units for Common Shares or cash as determined by the Company. The number of shares issued was based on the average closing prices of the Common Shares for the 20 trading days preceding the date the merger agreement was executed which was $23.63 per share.

                The Company issued securities in the transactions described in this item in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the securities were not issued in transactions involving a public offering.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                On June 29, 1998, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:


                                                                                               For       Against   Abstain

   (a)  Proposal to approve the merger of MIGRA with 9,319,111    480,050    80,938
        and into the Company and the issuance of
        Common Shares in connection therewith.

   (b)  Proposal to approve the acquisition of the   9,297,596    500,967    81,537
        multifamily properties from MIG REIT and the
        issuance of Common Shares in connection
        therewith.

   (c)  Proposal to approve the acquisitions of two  13,459,880   504,072    84,148
        multifamily properties in development and
        the issuance of operating partnership units
        exchangeable into Common Shares in
        connection therewith.


                                                                  For       Withheld
   (d)  The election of the following directors:

             Albert T. Adams                                      13,419,871 1,352,636
             Jeffrey I. Friedman                                  13,459,880 1,312,622
             Gerald C. McDonough                                  13,460,279 1,312,228
             Mark L. Milstein                                     13,459,580 1,312,927
             Frank E. Mosier                                      13,457,629 1,314,878
             Richard T. Schwarz                                   13,461,780 1,310,727



                ITEM 5.   OTHER INFORMATION

                Shareholders who intend to submit proposals to be included in the Company's proxy materials may do so in compliance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Because the Company has scheduled the date of its 1999 Annual Meeting of Shareholders for May 12, 1998, the last date any such proposal will be received by the Company for inclusion in the Company's proxy materials relating to the 1999 Annual Meeting has been changed to November 26, 1998. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's designated proxies may exercise their discretionary voting authority for any proposal received after February 9, 1999, without any discussion of the proposal in the Company's proxy materials.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                                                                                    Filed herewith or
                                                                                       incorporated
                                                                                        herein by
   Number                                  Title                                        reference

    2.01   Second Amended and Restated Agreement and Plan of Merger by and       Exhibit 2.01 to Form
           among the Company, MIG Realty Advisors, Inc.  ("MIGRA") and the         8-K filed March 31,
           MIGRA stockholders dated as of March __, 1998                           1998.

    2.02   Purchase Agreement by and between MIG REIT/Morgan Place, Inc. and     Exhibit 2.02 to Form
           the Company dated as of January 28, 1998.                               8-K filed March 31,
                                                                                   1998

    2.03   Purchase Agreement by and between MIG REIT/Annen Woods, Inc. and the  Exhibit 2.03 to Form
           Company dated as of January 28, 1998                                    8-K filed March
                                                                                   31,1998

    2.04   Purchase Agreement by and between MIG Peachtree Corporation and the   Exhibit 2.04  to
           Company dated as of January 28, 1998                                    Form 8-K filed
                                                                                   March 31, 1998

    2.05   Purchase Agreement by and between MIG Fleetwood, Ltd. and the         Exhibit 2.05  to
           Company dated as of January 28, 1998.                                   Form 8-K filed
                                                                                   March 31, 1998

    2.06   Purchase Agreement by and between MIG REIT Falls, L.L.C. and the      Exhibit 2.06  to
           Company dated as of January 28, 1998.                                   Form 8-K filed
                                                                                   March 31, 1998

    2.07   Purchase Agreement by and between MIG 20th and Campbell Corporation   Exhibit 2.07  to
           and the Company dated as of January 28, 1998                            Form  8-K filed
                                                                                   March 31, 1998

    2.08   Purchase Agreement by and between Desert Oasis Corporation and the    Exhibit 2.08  to
           Company dated as of January 28, 1998                                    Form 8-K filed
                                                                                   March 31, 1998

    2.09   Purchase Agreement by and between MIG Hampton Corporation and the     Exhibit 2.09  to
           Company dated as of January 28, 1998.                                   Form 8-K filed
                                                                                   March 31, 1998

    2.10   Purchase Agreement dated January 28, 1998 between Stonemark           Exhibit 10.01  to
           Apartments II, Inc., and the Company                                    Form 8-K filed
                                                                                   February 17, 1998

    2.11   Purchase Agreement dated January 28, 1998 between MIG Atlanta Falls   Exhibit 10.02  to
           Corp. and the Company                                                   Form 8-K filed
                                                                                   February 17, 1998

    2.12   Purchase Agreement dated January 28, 1998 between MIG Reflections     Exhibit 10.03  to
           Inc. and the Company                                                    Form 8-K filed
                                                                                   February 17, 1998

    3.1    Second Amended and Restated Articles of Incorporation of the Company  Exhibit 3.1 to Form
                                                                                   S-11 filed June 30,
                                                                                  1994 (File No. 33-
                                                                                  80950 as amended)

    3.2    Code of Regulations of the Company                                    Exhibit 3.2 to Form
                                                                                   S-11 filed June 30,
                                                                                   1994 (File No. 33-
                                                                                   80950 as amended).

    4.1    Specimen Stock Certificate                                            Exhibit 3.1 to Form S-
                                                                                   11 filed September
                                                                                   2, 1993 (File No.
                                                                                   33-68276 as
                                                                                   amended).

    4.2    Form of Indemnification Agreement                                     Exhibit 4.2 to Form S-
                                                                                   11 filed September
                                                                                   2, 1993 (File No.
                                                                                   33-68276 as
                                                                                   amended).

    4.3    Promissory Note dated October 23, 1991 from Triangle Properties       Exhibit 4.3 to Form S-
           Limited Partnership, et. al., in favor of PFL Life Insurance            11 filed September
           Company; Open End Mortgage from Triangle Properties Limited             2, 1993 (File No. 33-
           Partnership I, et. al., in favor of PFL Life Insurance Company (The     68276 as amended).
           Registrant undertakes to provide additional long-term loan documents upon request).


    4.4    Promissory Note dated February 28, 1994 in the amount of $25          Exhibit 4.4 to Form
           million.  Open-End Mortgage Deed and Security Agreement from AERC to    10-K filed March 31,
           National City Bank (Westchester Townhouse); Open-End Mortgage Deed      1993.
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

    4.6    Indenture dated as of March 31, 1995 between Associated Estates       Exhibit 4.6 to Form
           Realty Corporation and National City Bank.                              10-Q filed May 11,
                                                                                   1995.

    4.7    $75 Million 8-3/8% Senior Note due April 15, 2000                     Exhibit 4.7 to Form
                                                                                   10-Q filed May 11,
                                                                                   1995.

    4.8    Revolving Credit Facility - Second Amended and Restated Credit        Exhibit 4.8 to Form
           Agreement dated September 26, 1995, by and among the Company, as        10-Q filed
           Borrower, and National City Bank, as Agent, and the Banks identified    November 11, 1995
           therein.

    4.8a   Fourth Amendment to Revolving Credit Facility dated March 8, 1996,    Exhibit 4.1 to Form
           by and among  the Company, as Borrower, and National City Bank, as      10-Q filed May 13,
           Agent, and the banks identified therein.                                1996.

    4.8b   Fifth Amendment to Credit Agreement dated November 27, 1996, by and   Exhibit 4.8b to Form
           among the Company, as Borrower, the banks and lending institutions,     10-K filed March 26,
           as Banks, and National City Bank, as Agent.                             1997

    4.8c   Third Amended and Restated Credit Agreement dated November 12, 1997,  Exhibit 4.8c to Form
           by and among the Company, as Borrower, the banks and National City      10-K  filed March 31,
           Bank, as Agent, and the Banks identified therein.                       1998.

    4.8d   Seventh Amendment to Credit Agreement by and among Associated         Exhibit 4.8d to Form
           Estates Realty Corporation, Borrower, National City Bank, as Agent      10-K filed March 31,
           and the Banks Identified therein.                                       1998.

    4.8e   Credit Agreement dated June 30, 1998, by and among Associated         Exhibit 4.8e filed
           Estates Realty Corporation, as Borrower; the banks and lending          herewith.
           institutions identified therein as Banks; National City Bank, as
           Agent and Bank of America National Trust and Savings Association, as
           Documentation Agent.


    4.9    Form of Medium-Term Note-Fixed Rate-Senior Security.                  Exhibit 4(i) to Form S-
                                                                                   3 filed December 7,
                                                                                   1995 (File No.
                                                                                   33-80169 as
                                                                                   amended).

    4.10   Form of Preferred Share Certificate.                                  Exhibit 4.1 to Form 8-
                                                                                  K filed July 12, 1995.

    4.11   Form of Deposit Agreement and Depositary Receipt.                     Exhibit 4.2 to Form 8-
                                                                                  K filed July 12, 1995.

    4.12   Ten Million Dollar 7.10% Senior Notes Due 2002.                       Exhibit 4.12 to Form
                                                                                   10-K filed March 28,
                                                                                   1996.

   10      Associated Estates Realty Corporation Directors  Deferred             Exhibit 10 to Form
           Compensation Plan.                                                      10-Q filed
                                                                                   November 14, 1996

   10.1    Registration Rights Agreement among the Company and certain holders   Exhibit 10.1 to Form
           of the Company's Common Shares.                                         S-11 filed
                                                                                   September 2, 1993
                                                                                   (File No. 33-68276
                                                                                   as amended).

   10.2    Stock Option Plan                                                     Exhibit 10.2 to Form
                                                                                   S-11 filed
                                                                                   September 2, 1993
                                                                                   (File No. 33-68276
                                                                                   as amended).

   10.3    Amended and Restated Employment Agreement between the Company and     Exhibit 10.1 to Form
           Jeffrey I. Friedman.                                                    10-Q filed May 13,
                                                                                   1996.

   10.4    Equity-Based Incentive Compensation Plan                              Exhibit 10.4 to Form
                                                                                   10-K filed March 29,
                                                                                   1995.

   10.5    Long-Term Incentive Compensation Plan                                 Exhibit 10.5 to Form
                                                                                   10-K filed March 29,
                                                                                   1995.

   10.6    Lease Agreement dated November 29, 1990 between Royal American        Exhibit 10.6 to Form
           Management Corporation and Airport Partners Limited Partnership.        10-K filed March 29,
                                                                                   1995.

   10.7    Sublease dated February 28, 1994 between the Company as Sublessee,    Exhibit 10.7 to Form
           and Progressive Casualty Insurance Company, as Sublessor.               10-K filed March 29,
                                                                                   1995.

   10.8    Assignment  and  Assumption Agreement dated May 17, 1994 between the  Exhibit 10.8 to Form
           Company,  as  Assignee, and Airport Partners Limited Partnership, as    10-K filed March 29,
           Assignor.                                                               1995.

   10.9    Form of Restricted Share Agreement dated December 6, 1995 by and      Exhibit 10.9 to Form
           between the Company and William A. Foley, Gerald C. McDonough, Frank    10-K filed March 28,
           E. Mosier and Richard T. Schwarz.                                       1996.

   10.10   Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and   Exhibit 10.01 to Form
           the Company.                                                            10-Q filed August 8,
                                                                                   1997


   10.11   Secured Promissory Note dated May 23, 1997 in the amount of           Exhibit 10.02 to Form
           $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.     10-Q filed August 8,
                                                                                   1997

   10.12   Unsecured Promissory Note dated May 23, 1997 in the amount of         Exhibit 10.03 to Form
           $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.     10-Q filed August 8,
                                                                                   1997


   10.14   Share Option Agreement dated November 18, 1993 by and between the     Exhibit 10.14 to Form
           Company and William A. Foley, Gerald C. McDonough, Frank E. Mosier      10-K filed March 30,
           and Richard T. Schwarz.                                                 1993.

   27      Financial Data Schedule                                               Exhibit 27 filed
                                                                                   herewith.

                       (b)      Reports on Form 8-K

                    A Current Report on Form 8-K dated February 19, 1998 was filed on March 31, 1998 as amended by Form 8-K/A-1 dated February 19, 1998 and filed on June 25, 1998.

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ASSOCIATED ESTATES REALTY
                                           CORPORATION



          August 14, 1998               /s/ Dennis W.  Bikun
          (Date)                        Dennis W. Bikun, Vice President,
                                          Chief Financial Officer
                                           and Treasurer