Form 10-Q/A
period 1998-06-30
ASSOCIATED ESTATES REALTY CORP
filed 1998-08-31
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q/A

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


                                                  For the six months
                                                    ended June 30,
   (In thousands, except per share amounts)         1998      1997

   Revenues                                       $ 74,693 $   70,827
   *Net income                                       7,638     11,262
   *Income applicable to common shares               4,896      8,519
   *Income per common share (Basic and Diluted)   $   0.22 $     0.38
     Weighted average common shares outstanding:
                     - Basic                        22,620     22,620
                     - Diluted                      22,620     22,620

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



                                        ASSOCIATED ESTATES REALTY
                                           CORPORATION



          August 31, 1998               /s/ Dennis W.  Bikun
          (Date)                        Dennis W. Bikun, Vice President,
                                          Chief Financial Officer
                                           and Treasurer