Form 10-Q
period 1998-09-30
ASSOCIATED ESTATES REALTY CORP
filed 1998-11-16
CIK 911635

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                Number of shares outstanding as of November 13, 1998:
                                  22,596,958 shares

                        ASSOCIATED ESTATES REALTY CORPORATION



                                        INDEX

   PART I  -  FINANCIAL INFORMATION                                 Page


   ITEM 1  Condensed Financial Statements

           Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997                3

           Consolidated Statements of Income for the three and
              nine month periods ended September 30, 1998 and 1997    4

           Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 1998 and 1997         5

           Notes to Financial Statements                              6

   ITEM 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    19

   PART II  -  OTHER INFORMATION

    ITEM 6     Exhibits and Reports on Form 8-K                      34

   SIGNATURES                                                        37

                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                                    September 30,   December 31,
                                                                         1998           1997
                                                                     (Unaudited)
                               ASSETS

   Real estate assets:
     Land                                                           $ 88,278,636   $ 54,906,050
       Buildings and improvements                                    749,001,597    550,156,521
     Furniture and fixtures                                           32,009,550     24,997,001
                                                                     869,289,783    630,059,572
       Less:  accumulated depreciation                              (149,433,938)  (130,668,538)
                                                                     719,855,845    499,391,034
       Construction in progress                                       49,494,451     16,439,393
          Real estate, net                                           769,350,296    515,830,427
   Cash and cash equivalents                                           1,787,636      2,251,819
   Restricted cash                                                     7,091,140     10,125,513
   Accounts and notes receivable:
     Rents                                                             2,394,064      2,256,158
     Affiliates and joint ventures                                    15,166,723     14,439,155
     Other                                                             2,876,192      2,385,829
   Deferred charges, intangible assets and prepaid expenses           15,375,076      6,621,404
                                                                    $814,041,127   $553,910,305
                LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                                     $ 63,878,679   $ 57,817,981
   Unsecured debt                                                    408,535,991    260,352,307
       Total indebtedness                                            472,414,670    318,170,288
   Accounts payable and accrued expenses                              18,470,815     16,197,356
   Dividends payable                                                  10,507,585      7,938,692
   Resident security deposits                                          5,845,258      4,867,011
   Funds held on behalf of managed properties:
     Affiliates and joint ventures                                     6,510,044      7,124,217
     Other                                                             4,066,826      2,340,115
   Accrued interest                                                    4,533,848      3,776,884
   Accumulated losses and distributions of joint ventures
     in excess of investment and advances                             12,752,363     12,337,664
       Total liabilities                                             535,101,409    372,752,227

   Operating partnership minority interest                            10,902,557              -


   Commitments and contingencies                                               -              -
   Shareholders' equity:


     Preferred shares, Class A cumulative, without
       par value; 3,000,000 authorized, liquidation preference
       of $25 per share, 225,000 issued and outstanding                56,250,000     56,250,000
     Common shares, without par value, $.10 stated
       value; 50,000,000 authorized; 22,621,958 and
       17,073,773 issued at September 30, 1998
       and December 31, 1997, respectively                             2,262,195      1,707,377
     Paid-in capital                                                 277,120,515    171,752,807
     Accumulated dividends in excess of net income                   (67,129,026)   (48,552,106)
     Less:  Treasury shares, at cost, 25,000 shares at
              September 30, 1998                                        (466,523)             -
       Total shareholders' equity                                    268,037,161    181,158,078
                                                                    $814,041,127   $553,910,305

                     The accompanying notes are an integral part
                            of these financial statements

                         ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                           For the three months ended  For the nine months ended
                                                  September 30,              September 30,
                                               1998         1997           1998          1997
   Revenues
    Rental                                 $35,783,150  $  26,154,443  $95,773,865  $ 74,258,037
    Property management fees                 1,426,665        930,124    3,256,711     2,844,349
    Asset management fees                      636,108              -      636,108             -
    Painting services                          481,775        448,666    1,202,759     1,304,519
    Other                                      680,874        531,240    1,694,168     1,342,604
                                            39,008,572     28,064,473  102,563,611    79,749,509
   Expenses
    Property operating and maintenance      15,886,030     11,334,163   41,104,763    31,005,051
    Depreciation and amortization            7,082,905      4,818,185   18,105,384    13,680,669
    Painting services                          469,027        395,440    1,200,968     1,154,075
    Preliminary project costs                  200,456              -      200,456             -
    General and administrative               3,078,635      1,331,472    6,713,606     4,402,314
    Interest expense                         7,346,108      4,681,293   20,890,667    13,641,493
      Total expenses                        34,063,161     22,560,553   88,215,844    63,883,602
   Income before equity in net income of
     joint ventures, minority interest
     and extraordinary items                 4,945,411      5,503,920   14,347,767    15,865,907
    Equity in net income of joint ventures     105,950        272,104      312,839       492,586
    Minority interest in operating             (39,353)             -      (39,353)             -
    partnership
    Income before extraordinary item         5,012,008      5,776,024   14,621,253    16,358,493
    Extraordinary loss or (gain)
      extinguishment of debt                         -         19,733      124,895    (1,023,713)
   Net income                              $ 5,012,008  $   5,756,291  $14,496,358  $ 17,382,206

   Net income applicable to common shares  $ 3,640,903  $   4,385,186  $10,383,043  $ 13,268,891

   Earnings Per Common Share - Basic:
    Net income before extraordinary item   $       .16  $         .26  $       .55  $        .77
    Net income                             $       .16  $         .26  $       .55  $        .83

   Earnings Per Common Share - Diluted:
    Net income before extraordinary item   $       .16  $         .26  $       .55  $        .77
    Net income                             $       .16  $         .26  $       .54  $        .83

   Dividends paid per common share         $      .465  $        .465  $     1.395  $      1.395

   Weighted average number of
     common shares outstanding  - Basic     22,598,199     17,052,189   18,954,875    15,904,262
                                - Diluted   23,057,918     17,078,126   19,109,799    15,930,835

                      The accompanying notes are an integral part
                             of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                     (UNAUDITED)

                                                                           1998            1997
   Cash flow from operating activities:
    Net income                                                        $  14,496,358   $ 17,382,206
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                      18,105,384     13,680,669
      Minority interest in operating partnership                             39,353              -
      Loss (gain) on extinguishment of debt                                 124,895     (1,023,713)
      Equity in net income of joint ventures                               (312,838)      (492,588)
      Earnings distributed from joint ventures                              394,267        509,228
      Net change in assets and liabilities net of effect of the
       MIGRA merger -  Accounts and notes receivable                         91,832     (3,011,883)
                    -  Accounts and notes receivable-                                   (5,541,263)
                        affiliates and joint ventures                       819,490

                    -  Accounts payable and accrued expenses             (5,962,278)    (1,916,246)
                    -  Other operating assets and liabilities            (1,543,222)     1,382,030
                    -  Restricted cash                                    5,373,197        712,809
                    -  Funds held for non-owned managed properties        1,495,162        352,256
                    -  Funds held for non-owned managed properties-
                        affiliates and joint ventures                    (2,952,997)     1,373,220
         Total adjustments                                               15,672,245      6,024,519
      Net cash flow provided by operations                               30,168,603     23,406,725

   Cash flow from investing activities:
    Loans receivable-affiliate                                                    -     (3,342,000)
    Real estate acquired or developed (net of liabilities assumed)     (133,012,361)  (108,585,330)
    Fixed asset additions                                                (3,038,473)    (1,706,381)
    Distributions from joint ventures                                       244,457       (100,833)
      Net cash flow used for investing activities                      (135,806,377)  (113,734,544)
   Cash flow from financing activities:
    Principal payments on mortgage notes                                 (8,763,651)   (19,068,056)
    Proceeds from mortgage notes                                                  -      8,100,000
    Proceeds from senior and medium-term notes                           20,000,000     50,000,000
    Proceeds from the issuance of common shares,
      net of $2,187,500 of underwriting commissions
      and $150,306 of offering expenses                                           -     38,838,432
    Line of Credit borrowings                                           948,100,000    305,600,000
    Line of Credit repayments                                          (821,100,000)  (265,900,000)
    Deferred financing and offering costs                                (2,091,850)      (606,798)
    Common share dividends paid                                         (26,391,069)   (21,958,666)
    Preferred share dividends paid                                       (4,113,316)    (4,113,315)
    Purchase of treasury shares                                            (466,523)             -
    Stock options exercised                                                       -          1,717
      Net cash flow provided by financing activities                    105,173,591     90,893,314
      Decrease in cash and cash equivalents                                (464,183)       565,495
   Cash and cash equivalents, beginning of period                         2,251,819      1,286,959
   Cash and cash equivalents, end of period                           $   1,787,636   $  1,852,454


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA") into the Company and the related acquisition of eight multifamily properties and one development property. The Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA's asset management, property management, investment advisory and mortgage servicing operations, including those of MIGRA's affiliates, are collectively referred to herein as the "MIGRA Operations".

               At September 30, 1998, the Company owned, or was a joint venture partner in, 101 multifamily properties containing 21,346 suites. Additionally, the Company managed 59 non-owned properties, 51 of which were multifamily properties consisting of 13,331 suites (19 of which are owned by various institutional investors consisting of 6,279 suites) and eight of which were commercial properties consisting of an aggregate of approximately 825,000 square feet of gross leasable area. Through special purpose entities, collectively referred to as the "Service Companies," the Company provides management, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the operating partnership structured as a DownREIT. The Company holds a preferred share interest in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interest is not an impermissible investment for purposes of the Company's REIT qualification test.

               One property included in the financial statements is 33-1/3% owned by third party investors. As this property has an accumulated deficit, no recognition of the third party interest is reflected in the financial statements since it is the Company's policy to recognize minority interest only to the extent that the third party's investment and accumulated share of income exceeds distributions and its share of accumulated losses. Investments in joint ventures that are 50% or less owned by the Company are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment.

               As further described in Note 2, the Company entered into an operating partnership structured as a DownREIT of which a 41% interest is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest." Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement.

               All significant intercompany balances and transactions have been eliminated in consolidation.

          Basis of Presentation

               The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

          Recent Accounting Pronouncements

               During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130") and SFAS 131 - Disclosure About Segments of an Enterprise and Related Information and in 1998, SFAS 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In Addition, in March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions ("EITF 97-11").

               SFAS 130 specifies the presentation and disclosure for reporting comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. SFAS 131 establishes standards for disclosing information about an entity's operating segments and related information in interim and annual financial statements. SFAS and 130 and 131 are effective for the Company for the year ending December 31, 1998. SFAS 133 requires fair value accounting for all derivatives, including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income or as part of comprehensive income. This statement is effective for the Company for the year ending December 31, 2000. EIFT 97-11 requires that the internal costs of identifying and acquiring an operating property should be expensed as incurred.

               The adoption of SFAS 130, SFAS 131, SFAS 133 and EITF 97-11 are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

          2.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

          Development Activity

               Construction in progress, including the cost of land, for the development of multifamily properties was $49,494,451 and $16,439,393 at September 30, 1998 and December 31, 1997,
          respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Interest, real estate taxes and insurance aggregating approximately $933,190 and $1,681,120 and $561,000 and $1,474,000 were capitalized during the three and nine month periods ended September 30, 1998 and 1997, respectively. For the nine month period ended September 30, 1998, the construction and leasing of 281 suites at four properties were completed at a total cost of $12.7 million. The following schedule details construction in progress at September 30, 1998:

                                                            Placed in
           (dollars in thousands)         Number    Costs    Service   September 30, 1998  Estimated
                                            of    Incurred   through      Land  Building   Scheduled
                  Property                 Suites  to Date   9/30/98      Cost     Cost    Completion

   AURORA, OHIO
     The Residence at Barrington-Phase I   168    $ 15,348  $14,630    $     65 $    653     1998
     The Residence at Barrington-Phase II  120       9,664    5,590         393    3,681     1998
                                           288      25,012   20,220         458    4,334
   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II          160       6,798      508         621    5,669     1999

   BATTLE CREEK, MICHIGAN
     The Landings at the Preserve           90         308        -         266       42     2000
   FENTON, MICHIGAN
     Georgetown Park Apartments III        120       7,098    6,211          70      817     1998

   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II                        118         710        -         402      308     2000

   MT. STERLING, OHIO
     Muirwood Village at Mt. Sterling II    90         146        -         126       21      TBD

   WESTLAKE, OHIO
     Westlake                              300         695        -         523      172     2000

   ORLANDO, FLORIDA
     Windsor at Kirkman Apts.              460      30,500        -       3,222   27,278     1999

   AVON, OHIO
     Village at Avon                       312       3,505        -       2,158    1,347     2000

   Other                                   278*      1,661        -         225    1,435
                                         2,216    $ 76,433  $26,939(1)  $ 8,071 $ 41,423
   * Estimated
   (1) Including land of $2,202
   TBD-To be determined

          Acquisition Activity

               During the period January 1, 1998 through September 30, 1998, without regard to the merger of MIGRA and the related acquisition of the eight MIG REIT Properties and the one development property, the Company acquired five multifamily properties containing 1,584 suites and a parcel of land containing 42 acres for an aggregate purchase price of $95.1 million of which $17.2 million represents liabilities assumed including mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $35.6 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; Indianapolis, Indiana; and Toledo, Ohio. The land parcel is located in Avon, Ohio. Three of the five properties were acquired in anticipation of the merger with MIGRA and the purchase of the MIG REIT properties and one development property. The three properties were owned, at least in part, by MIG Residential Trust. The aggregate purchase price of these properties was $59.5 million of which approximately $16.3 million represented assumed liabilities.

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

               As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 408,314 of the Company's common shares. The number of shares issued was determined based on the average closing price of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Subject to the achievement of certain performance criteria, the former shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares as further discussed in the following paragraph.

               The merger agreement provides for up to $3.1 million and $6.4 million in contingent consideration payable on the first and second anniversary of the merger, respectively. The agreement also provides for certain reductions to the purchase price if any of MIGRA's or a MIGRA affiliate's advisory clients did not consent to the assignment of, or terminated any advisory, asset, property management or mortgage servicing agreement prior to the merger. The initial purchase price, including contingent consideration, was reduced by $5.6 million pursuant to the price reduction provisions of the merger agreement.

               The Company recorded approximately $4.9 million in intangibles assets which represents the allocation of the purchase price to the purchase of the investment advisory, asset management and mortgage servicing operations including the property management and asset advisory contracts and key executives retained. These intangibles are amortized on a straight-line basis over a period of six years, which represents its estimated life. If there is an event or change in circumstance that indicates an impairment in the value of the intangible assets has occurred, the Company's policy is to write off any unamortized balance.

               The Company also acquired eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") for $12 million in cash, the issuance of 5,139,387 common shares of the Company and the assumption of approximately $0.6 million in liabilities. The number of common shares was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the purchase of the MIG REIT Properties or $18.76 per share. The cash portion of the purchase price was financed using borrowings made available through the Company's Line of Credit.

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
                                                          1,730

               In connection with the above transactions, the Company also acquired the general and certain limited partnership interests in a partnership that owns a multifamily property in development.
          In exchange for cash of $15.6 million, the Company received 661,663 operating partnership units, representing a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"), a DownREIT partnership, which owns a parcel of real property located in Orlando, Florida upon which a 460 suite multifamily apartment complex known as Windsor at Kirkman Apartments is being constructed. Windsor at Kirkman Apartments is approximately 48% complete. Certain limited partners of HP Advisors received 459,719 operating partnership units ("OP units"), representing four classes of limited partnership interests, in exchange for their interests in Windsor at Kirkman Apartments. The number of OP units issued was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Commencing one year from the date of issuance, the holders of the Class A OP units can put these units to the operating partnership for cash, subject to certain conditions. The Company has the option to redeem the OP units for cash or common shares, exchangeable on a one-for-one basis. The Class B and C OP units and Class E OP units, are convertible into Class A OP units at the option of the Company, one and two years, respectively, from the date of issuance. The cash paid by the Company in exchange for its operating partnership units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

          3.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1997:

                            Class A                                 Accumulated
                           Cumulative     Common                     Dividends    Treasury
                           Preferred      Shares        Paid-In    In Excess Of    Shares
                             Shares      (at $.10       Capital     Net Income   (at cost)      Total
                                      stated value)

   Balance, Dec. 31, 1997 $56,250,000 $   1,707,377  $171,752,807 $(48,552,106)      -      $181,158,078
    Net income                 -            -              -        14,496,358       -        14,496,358
    Issuance of 484
     restricted common
     shares                    -                 48           (48)       -           -            -
    Issuance of 5,547,701
     common shares
     relating to the
     MIGRA merger and the
     acquisition of the
     MIG REIT properties       -            554,770   105,508,589        -           -       106,063,359
    Additional costs
     relating to common
     share offering            -            -            (140,833)       -           -          (140,833)
    Purchase of
     treasury shares           -            -              -             -       (466,523)      (466,523)
    Common share
     dividends declared        -            -              -       (28,959,962)      -       (28,959,962)
    Preferred share
     dividends declared        -            -              -        (4,113,316)      -        (4,113,316)
   Balance, September 30,
     1998                 $56,250,000 $   2,262,195  $277,120,515 $(67,129,026)  $(466,523) $268,037,161


          4.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable include nonrecourse, fixed and variable rate, project specific loans to the Company which are collateralized by the associated real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through March 1, 2007. The balance of the conventional mortgages was $35.9 million and $29.4 million at September 30, 1998 and December 31, 1997, respectively. The five conventional mortgages have a fixed rate. On June 30, 1998, the Company paid off an $8.1 million mortgage which had a variable rate.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934 (one property is funded through Industrial Development Bonds). These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $28.0 million and $28.4 million at September 30, 1998 and December 31, 1997, respectively. Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1.9 million) has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

          5.   UNSECURED DEBT

          Senior Notes

               The Company has two Senior Notes outstanding in the principal amounts of $75 million and $10 million that accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Notes, net of unamortized discounts, was $74.9 million at September 30, 1998 and December 31, 1997.

          Medium-Term Notes Program

               The Company has eleven Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million and $92.5 million at September 30, 1998 and December 31, 1997, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 11 years at September 30, 1998. The holders of two MTN's with stated terms of 30 years each have a right to repayment of five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity would be 5.8 years.
          The weighted average interest rate of the eleven MTN's is 6.95%. One and four of the MTN's in the aggregate amounts of $20.0 million and $50.0 million were issued in 1998 and 1997, respectively.

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

               From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of September 30, 1998.

          Line of Credit

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility. In July 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provides for a reduction in pricing and an extension of the term for an additional year through June 2001. The Line of Credit includes a competitive bid option for up to 50% of the amount of the facility. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 100 basis points), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At September 30, 1998, $210 million was outstanding under this facility.

               The Company recently advised its bank group that it is not in compliance with one of the financial covenants concerning the Company's net worth. The net worth covenant requires that the Company maintain a minimum net worth of $400 million, based on a formula that incorporates the annualized multiple of the most recent quarter's earnings before interest, taxes, depreciation and amortization (EBITDA). The Company is currently in discussions with its bank group that it expects will result in a waiver by the banks of the breach of the net worth covenant, along with a modest increase in borrowing costs under its Line of Credit. The bank group has continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant.

               MIGRA maintains two separate $500,000 Line of Credit facilities ("MIGRA Line of Credit Facilities") which the Company assumed at the time of the merger. The MIGRA Line of Credit Facilities are used to provide working capital and for general corporate purposes for MIGRA's operations. MIGRA's borrowings under these facilities bear interest at prime plus one percent. The Company subsequently paid off one of the MIGRA Line of Credit Facilities at maturity, on October 31, 1998. The other facility will mature on May 1, 2000. At September 30, 1998, approximately $1 million was outstanding under these facilities.

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

               Summarized affiliate and joint venture transaction activity follows:

                                            Three months ended         Nine months ended
                                              September 30,              September 30,
                                             1998        1997         1998         1997

   Property management fee and other
     miscellaneous service revenues
                     - affiliates         $ 712,103   $542,330    $ 1,755,039  $  1,648,635
                     - joint ventures       230,387    224,399        693,941       663,150
   Painting service revenues
                     - affiliates            99,011     84,925        281,362       322,873
                     - joint ventures        85,353     61,148        298,319       135,585
   Expenses incurred on behalf of and re-
     imbursed by(1)  - affiliates           990,588   1,189,510     3,147,024     3,334,170
                     - joint ventures       635,532     660,758     1,918,110     1,920,786
   Interest income   - affiliates           200,417     211,518       692,284       414,982
   Interest expense  - affiliates          (100,230)    (90,839)     (313,360)     (261,169)
                     - joint ventures        (4,550)     (5,151)      (19,487)      (16,907)
          (1)  Primarily payroll and employee benefits, reimbursed at cost.

               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties were $6,810,327 and $4,542,798 in the aggregate at September 30, 1998 and December 31, 1997, respectively. Other miscellaneous payables due to affiliates and joint venture properties were $231,549 and $329,000 in the aggregate at September 30, 1998 and December 31, 1997, respectively.

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $7,485,383 and $871,013 at September 30, 1998, respectively, and $9,048,403 and $847,954 at December 31, 1997, respectively. Except for insignificant amounts, advances to affiliates bear interest; the rate charged was 8.3% on a weighted average basis during the period ending September 30, 1998. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $5,037,193 and $1,241,302 at September 30, 1998, respectively, and $4,989,674 and $1,805,543 at December 31, 1997, respectively.

               In February 1998, certain affiliated entities which owed the Company a substantial amount of the advances described above made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation"), owned by a member of the Company's board of directors and his siblings (including the wife of the Company's Chairman and Chief Executive Officer), which serves as general partner of certain affiliated entities, has informed the Company that the Corporation has caused the commencement of a review of expenditures of approximately $2.9 million relating to certain HUD subsidized properties to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of the Company. Should this review result in any dispute with respect to the foregoing expenditures, such disagreement will be resolved through binding arbitration. The Company believes that all expenditures were appropriate and, accordingly, does not believe that the ultimate outcome of any disagreement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               At September 30, 1998, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). The notes were entered into on May 23, 1997 and bear interest, payable quarterly at the 30-day LIBOR plus the LIBOR margin on the Company's Line of Credit, with principal due May 1, 2002. The weighted average interest rate charged was 6.76% for the nine month period ending September 30, 1998. One of the notes is collateralized by 150,000 of the Company's common shares; the other note is unsecured. The Company recognized interest income of $56,184 and $169,366 for the three and nine month period ending September 30, 1998 relating to these notes.

          7.   PREFERRED AND COMMON SHARES

               On July 2, 1997, the Company completed an offering of 1,750,000 common shares at $23.50 per share. The net proceeds of approximately $38.8 million were applied to reduce debt.

               On June 30, 1998, the Company issued 408,314 and 5,139,387 common shares relating to the Company's merger of MIGRA and the related acquisition of eight multifamily properties, respectively.

               On June 30, 1998, the Company's Board of Directors authorized management to purchase, from time to time, up to 1,000,000 common shares at market prices. The timing of stock purchases are made at the discretion of management. During the third quarter of 1998, 25,000 shares were repurchased at an aggregate cost of $466,523 which was funded primarily from operating cash flows.

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

                                                For the three months        For the nine months
                                                 ended September 30,        ended September 30,
                                                  1998         1997         1998          1997
   Basic Earnings Per Share:
   Income before extraordinary items          $ 5,012,008  $ 5,776,024  $14,621,253   $16,358,493
     Less: Preferred share dividends          ( 1,371,105) ( 1,371,105) ( 4,113,315)  ( 4,113,315)
   Income before extraordinary items
     applicable to common shares                3,640,903    4,404,919   10,507,938    12,245,178
     Extraordinary items gain (loss)                    -      (19,733)    (124,895)    1,023,713
   Net income applicable to common shares     $ 3,640,903  $ 4,385,186  $10,383,043   $13,268,891

   Diluted Earnings Per Share:
   Income before extraordinary items          $ 5,012,008  $ 5,776,024  $14,621,253   $16,358,493
     Add:  Minority interest in operating
           partnership                             39,353            -       39,353             -
     Less:  Preferred share dividends         ( 1,371,105) ( 1,371,105) ( 4,113,315)  ( 4,113,315)
   Income before extraordinary items
     applicable to common shares                3,680,256    4,404,919   10,547,291    12,245,178
     Extraordinary items gain (loss)                    -      (19,733)    (124,895)    1,023,713
   Net income applicable to common shares     $ 3,680,256  $ 4,385,186  $10,422,396   $13,268,891

   Number of Shares:
   Basic-average shares outstanding            22,598,199   17,052,189   18,954,875    15,904,262
     Add: Dilutive effect of stock options              -       25,937            -        26,573
          Operating partnership units             459,719            -      154,924             -
     Diluted shares                            23,057,918   17,078,126   19,109,799    15,930,835

   Per Share Amount-Income
     Before Extraordinary Item:
       Basic                                  $       .16  $       .26  $       .55   $       .77
       Diluted                                $       .16  $       .26  $       .55   $       .77

   Per Share Amount-Net Income:
       Basic                                  $       .16  $       .26  $       .55   $       .83
       Diluted                                $       .16  $       .26  $       .54   $       .83

               Options to purchase 1,243,474 and 1,070,274 common shares were outstanding at September 30, 1998 and December 31, 1997, respectively, a portion of which has been reflected above using the treasury stock method.

          9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               The following summarizes the non cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

                                                             Nine months ended
                                                               September 30,
                                                              1998         1997
   Issuance of common shares in connection with the
     acquisition of MIG REIT properties and the MIGRA
     merger                                               $106,063,359  $        -
   Issuance of operating partnership units
     in connection with the acquisition of the
     development property                                   10,863,204           -
   Assumption of mortgage debt in connection with the
     acquisition of properties                              15,013,771           -
   Assumption of liabilities in connection with the
     acquisition of properties                               5,543,977   3,703,513
   Dividends declared but not paid                          10,507,585           -



          10.  PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the twelve property acquisitions completed in 1998 and (ii) the merger of MIGRA. The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the eight property acquisitions completed in 1997, (ii) the thirteen property acquisitions completed in 1998, (iii) the merger of MIGRA and (iv) the offering of 1,750,000 common shares.

                                                  For the nine months
                                                  ended September 30,
                                                    1998        1997
                                                 (In thousands, except
                                                   per share amounts)

   Revenues                                      $   113,067 $   107,767
   *Net income                                        11,495      16,443
   *Income applicable to common shares                 7,382      12,329
   *Income per common share
        - Basic                                  $      0.33 $      0.55
        - Diluted                                $      0.32 $      0.53
     Weighted average common shares outstanding:
        - Basic                                       22,597      22,597
        - Diluted                                     23,057      23,057

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

               The 1997 and 1998 pro forma financial information does not include the revenue and expenses for Windsor at Kirkman Apartments and Steeplechase at Shiloh Crossing Apartments, properties that were acquired in 1998, for the period January 1 through the date the properties were acquired by the Company.
          The revenue and expenses of Windsor at Kirkman Apartments and Steeplechase at Shiloh Crossing Apartments were excluded from the pro forma financial information for such periods as the properties were under construction during substantially all of the periods prior to their acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          11.  CONTINGENCIES

               The U.S. Department of Housing and Urban Development ("HUD") notified the Company that Rainbow Terrace Apartments, Inc., the Company's subsidiary corporation that owns Rainbow Terrace Apartments, is in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleges that the property is poorly managed and that Rainbow Terrace Apartments, Inc. has failed to complete certain physical improvements to the property. Moreover, HUD claims that the owner is not in compliance with numerous technical regulations concerning whether certain expenses are properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property. Rainbow Terrace Apartments, Inc. believes that it has corrected the management deficiencies cited by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and, in a series of written responses to HUD, justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, Rainbow Terrace Apartments, Inc. believes it has repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents. The Company is unable to predict the outcome of the controversy with HUD, but does not believe it will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               In June 1998, HUD notified the Company that all future
          Housing Assistance Payments ("HAP") for Rainbow Terrace
          Apartments were abated and instructed the lender to accelerate the balance due under the mortgage.  Subsequent to the
          notification of HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded pursuant to HUD's instruction.
          HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning Rainbow Terrace Apartments provided by the Company.
          The Company has since received the July, August, September,
          October and November 1998 HAP payments for Rainbow Terrace Apartments. As part of the Company's ongoing discussions with HUD concerning the resolution of these matters, the Company has been notified that HUD has agreed to review the budget based rent increase submitted to HUD by the Company in 1995. At December 31, 1997 and September 30, 1998, the Company had receivables of $1.35 million
          related to these retroactive rent increase requests.   At
          September 30, 1998, Rainbow Terrace Apartments, Inc. had net assets of $1.3 million, including the retroactive rent receivable of $1.35 million due from HUD, and a remaining amount due under the mortgage of $1.9 million.

          12.  SUBSEQUENT EVENTS

               The Company is exploring opportunities to strategically dispose of a number of its multifamily properties which include certain joint venture, government assisted and congregate care properties.

               On August 26, 1998, the Company declared a dividend of $.465 per common share for the quarter ending September 30, 1998, which was paid on October 31, 1998 to shareholders of record on October 15, 1998.

               The Company is currently under contract to purchase a parcel of land containing 24 acres for a purchase price of approximately $2.1 million. The land parcel is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). The Company expects to finance the land parcel acquisition with borrowings made available through the Company's Line of Credit. There can be no assurances, however, that the Company will be successful in its attempts to acquire the land parcel currently under contract.

               In connection with the MIGRA transaction, and subsequent to September 30, 1998, the Company acquired the general and certain limited partnership interests in a partnership that owns one multifamily property located in Pembroke Pines, Florida containing 368 suites for a purchase price of approximately $34.2 million. In exchange for cash of $16.6 million and the assumption of mortgage indebtedness of $16.5 million, the Company received 1,887,345 OP units, bringing the Company's general partnership interest in HP Advisors to 83%. Certain limited partners of HP Advisors received 62,313 Class D OP units in exchange for their interests in the property.

               Additionally, subsequent to September 30, 1998, the Company acquired a parcel of land containing 48 acres for a purchase price of approximately $3.9 million which was financed with borrowings under the Company's Line of Credit. The Company plans to construct 535 suites on the land parcel.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") which, at September 30, 1998, owned or was a joint venture partner in 101 multifamily properties containing 21,346 suites located in Florida, Georgia, Ohio, Maryland, Michigan, Indiana, Pennsylvania, Arizona, California, Missouri, North Carolina and Texas.

               The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations.

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

          Financing:
               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility. In
          July 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provides for a reduction in pricing and an extension of the term for an additional year through June 2001. The Line of Credit includes a competitive bid option for up to 50% of the amount of the facility. During the second quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.125 million ($0.0075 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 100 basis points), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At September 30, 1998, $210 million was outstanding under this facility.

               The Company recently advised its bank group that it is not in compliance with one of the financial covenants concerning the Company's net worth. The net worth covenant requires that the Company maintain a minimum net worth of $400 million, based on a formula that incorporates an annualized multiple of the most recent quarter's earnings before interest, taxes, depreciation and amortization (EBITDA). The Company is currently in discussions with its bank group that it expects will result in a waiver by the banks of the breach of the net worth covenant, along with a modest increase in borrowing costs under its Line of Credit. The bank group has continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant.

               MIG Realty Advisors, Inc. ("MIGRA") maintains two separate $500,000 Line of Credit facilities ("MIGRA Line of Credit Facilities") which the Company assumed at the time of the merger. The MIGRA Line of Credit Facilities are used to provide working capital and for general corporate purposes for MIGRA's operations. MIGRA's borrowings under these facilities bear interest at prime plus one percent. The Company subsequently paid off one of the MIGRA Line of Credit Facilities at maturity, on October 31, 1998. The other facility will mature on May 1, 2000. At September 30, 1998, approximately $1 million was outstanding under these facilities.

               Eighty-three of the Company's 94 wholly owned properties were unencumbered at September 30, 1998 with annualized earnings before interest, depreciation and amortization of approximately $74.7 million and an historical cost basis of approximately $235.4 million. The remaining eleven of the Company's wholly owned properties, have an historical cost basis of $151.4 million and secured property specific debt of $63.9 million at September 30, 1998. Unsecured debt, which totaled $408.5 million at September 30, 1998, consisted of $112.5 million in Medium-Term Notes; Senior Notes of $84.9 million; amounts drawn on the revolving credit facility of $210 million; and amounts drawn on the MIGRA Line of Credit Facilities of approximately $1 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.6 million at September 30, 1998. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.3% at September 30, 1998.

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

          Registration statements filed in connection with financing:
               The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN program of which MTN's totaling $40.0 million have been issued leaving $62.5 million available. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale.

          The MIGRA Transaction
               On June 30, 1998, the Company consummated the merger of MIGRA into the Company and the related acquisition of eight multifamily properties and one development property. The Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA's asset management, property management, investment advisory and mortgage servicing operations, including those of MIGRA's affiliates, are collectively referred to herein as the "MIGRA Operations".

               As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 396,434 of the Company's common shares. The number of shares issued was determined based on the average closing price of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. On July 23, 1998, the Company issued 11,880 common shares to the MIGRA shareholders. Such shares were withheld at the closing of the merger pending the receipt of a consent of a MIGRA client with respect to the merger and represented all shares that were held back at the closing of the merger. The shares were issued at $23.63 per share. Subject to the achievement of certain performance criteria, the former shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares as further discussed in the following paragraph.

               The merger agreement provides for up to $3.1 million and $6.4 million in contingent consideration payable on the first and second anniversary of the merger, respectively. The agreement also provides for certain reductions to the purchase price if any of MIGRA's or a MIGRA affiliate's advisory clients did not consent to the assignment of, or have terminated any advisory, asset, property management or mortgage servicing agreement prior to the merger. The initial purchase price, including contingent consideration, was reduced by $5.6 million pursuant to the price reduction provisions of the merger agreement.

               The Company recorded approximately $4.9 million in intangibles assets which represents the allocation of the purchase price to the purchase of the investment advisory, asset management and mortgage servicing operations including the property management and asset advisory contracts and key executives retained. These intangibles are amortized on a straight-line basis over a period of six years, which represents its estimated life. If there is an event or change in circumstance that indicates an impairment in the value of the intangible assets has occurred, the Company's policy is to write off any unamortized balance.

               The Company also acquired eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") for $12 million in cash, the issuance of 5,139,387 common shares of the Company and the assumption of approximately $0.6 million in liabilities. The number of common shares was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the purchase of the MIG REIT Properties or $18.76 per share. The cash portion of the purchase price was financed using borrowings made available through the Company's Line of Credit.

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
                                                          1,730

               In connection with the above transactions, the Company also acquired the general and certain limited partnership interests in a partnership that owns a multifamily property in development.
          In exchange for cash of $15.6 million, the Company received 661,663 operating partnership units, representing a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"), a DownREIT partnership, which owns a parcel of real property located in Orlando, Florida upon which a 460 suite multifamily apartment complex known as Windsor at Kirkman Apartments is being constructed. At the date of acquisition, Windsor at Kirkman Apartments was approximately 30% complete. Certain limited partners of HP Advisors received 459,719 operating partnership units ("OP units"), representing four classes of limited partnership interests, in exchange for their interests in Windsor at Kirkman Apartments. The number of OP units issued was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Commencing one year from the date of issuance, the holders of the Class A OP units can put these units to the operating partnership for cash, subject to certain conditions. The Company has the option to redeem the OP units for cash or common shares, exchangeable on a one-for-one basis. The Class B and C OP units and Class E OP units are convertible into Class A OP units at the option of the Company, one and two years, respectively, from the date of issuance. The cash paid by the Company in exchange for its operating partnership units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               In connection with the MIGRA transaction, and subsequent to September 30, 1998, the Company acquired the general and certain limited partnership interests in a partnership that owns a multifamily property, Windsor Pines Apartments ("Pines"), a 368 suite multifamily property in Pembroke Pines, Florida, for total consideration of $34.2 million. In exchange for cash of $16.6 million and the assumption of mortgage indebtedness of $16.5 million, the Company received 1,887,345 OP units, bringing the Company's general partnership interest in HP Advisors to 83%. Certain limited partners of HP Advisors received 62,313 Class D OP units in exchange for their interests in Pines. The number of OP units issued for the Pines property was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the original closing date of the transaction or $17.54 per share. The Class D OP units are convertible into Class A OP units at the option of the Company two years from June 30, 1998. Once converted into Class A OP units, the holders can put these units to the operating partnership for cash, subject to certain conditions. The Company has the option to redeem the units for cash or common shares, exchangeable on a one-for-one basis. The cash paid by the Company in exchange for its operating partnership units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

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

               During the period January 1, 1998 through September 30, 1998, without regard to the merger of MIGRA and the related acquisition of the eight MIG REIT Properties and the one development property, the Company acquired five multifamily properties containing 1,584 suites and a parcel of land containing 42 acres for an aggregate purchase price of $95.1 million of which $17.2 million represents liabilities assumed including mortgage indebtedness of $15.0 million. The balance of the purchase price was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $35.6 million. The properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; Indianapolis, Indiana; and Toledo, Ohio. The land parcel is located in Avon, Ohio. Three of the five properties were acquired in anticipation of the merger with MIGRA and the purchase of the MIG REIT properties and one development property. The three properties were owned, at least in part, by MIG Residential Trust. The aggregate purchase price of these properties was $59.5 million of which approximately $16.3 million represented assumed liabilities.

               The remainder of the Acquisitions, development and dispositions sections contain forward-looking statements.
          Certain risks, trends and uncertainties could cause actual results to vary from those contained in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only on current judgements and current knowledge of management. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors which could cause actual results to differ materially from those projected include the general economic climate; the supply and demand for multifamily properties; interest rate levels; the availability of financing and other risks associated with the acquisition, development and disposition of properties, including risks that development or lease-up may not be completed on schedule. Furthermore, there can be no assurances that the Company will be successful in acquiring the multifamily properties and land parcels under contract as described below.

               Bradford at Easton, a newly developed 324 suite property located in Columbus, Ohio, achieved stabilized occupancy during the second quarter and was 98.5% physically occupied at September 30, 1998. The Village of Western Reserve, a newly developed 108 suite property located in Streetsboro, Ohio (a city located southeast of Cleveland) was completed and achieved stabilized occupancy in July 1998 and is currently 99.1% physically occupied. The Company considers occupancy at a newly developed property to have stabilized once the property's physical occupancy reaches 93%.

               The Residence at Barrington, a planned 288 suite property located in Aurora, Ohio (also located southeast of Cleveland) is scheduled for completion in the fourth quarter of 1998. The Company has recently commenced construction of The Village at Avon, a 312 suite property located in Avon, Ohio (a city located west of Cleveland) and is scheduled for completion in the third quarter of 2000. Windsor at Kirkman Apartments, the newly acquired development project, is a planned 460 suite property located in Orlando, Florida and is scheduled for completion in the second quarter of 1999.

               The Company is in the process of constructing or planning the construction of an additional 578 suites on land adjacent to multifamily properties currently owned by the Company as follows:

                                                                 Additional     Anticipated
                 Property                       Location           Suites       Completion

   Arbor Landings Apartments             Ann Arbor, Michigan         160       1st Qtr. 1999
   Aspen Lakes II                        Grand Rapids, Michigan      118       2nd Qtr. 2000
   Georgetown Park Apartments III        Fenton, Michigan            120       4th Qtr. 1998
   The Landings at the Preserve(a)       Battle Creek, Michigan       90       2nd Qtr. 2000
   Muirwood Village at Mt. Sterling II   Mt. Sterling, Ohio           90            TBD
                                                                     578

          (a) A clubhouse will also be added to The Landings at the Preserve. TBD - To be determined.

               Additionally, the Company acquired a parcel of land containing 42 acres for an aggregate purchase price of approximately $2.1 million. The land parcel is located in Avon, Ohio (a suburb of Cleveland). The Company plans to construct 312 suites on the land parcel. The purchase price was financed with borrowings under the Company's Line of Credit.

               Subsequent to September 30, 1998, the Company acquired a parcel of land containing 48 acres for an aggregate purchase price of approximately $3.9 million. The land parcel is located in Atlanta, Georgia. The Company plans to construct 535 suites on the land parcel. The purchase price was financed with borrowings under the Company's Line of Credit.

               The Company has entered into a contract to purchase a parcel of land containing 24 acres for a purchase price of approximately $2.1 million. The land parcel is located in Cranberry Township, Pennsylvania (a suburb of Pittsburgh). The Company will commence construction of Berkley Manor, a 226 suite property on this parcel after the consummation of the anticipated purchase in 1999.

               The Company is exploring opportunities to dispose of a number of its joint venture, government assisted and congregate care multifamily properties. The Company has retained a financial advisor to evaluate the alternatives relating to the disposition of its ownership and management of government assisted properties. The Company recognizes that the sale of these assets may have a short term dilutive effect on earnings.

          Dividends:
               On August 26, 1998, the Company declared a dividend of $0.465 per common share for the quarter ending September 30, 1998 which was paid on October 31, 1998 to shareholders of record on October 15, 1998. Additionally, on August 26, 1998, the Company declared a dividend of $0.60938 per depositary share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on September 15, 1998 to shareholders of record on September 4, 1998.

          Cash flow sources and applications:
               Net cash provided by operating activities increased $6,761,878 from $23,406,725 to $30,168,603 for the nine months ended September 30, 1998 when compared with the nine months ended September 30, 1997. This increase was primarily the result of an increase in cash provided by a decrease in accounts and notes receivable, accounts and notes receivable - affiliates and joint ventures, funds held for non-owned managed properties, and restricted cash which was offset somewhat by uses of cash from other operating assets and liabilities, accounts payable and accrued expenses, and funds held for non-owned properties - affiliates and joint ventures.

               Net cash flows used for investing activities of $135,806,377 for the nine months ended September 30, 1998 were primarily used for the acquisition and development of multifamily real estate, properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $105,173,591 for the nine months ended September 30, 1998 were primarily comprised of borrowings on the Line of Credit and other unsecured short-term borrowings. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit and the repayment of an $8,100,000 mortgage note.

          RESULTS OF OPERATIONS
          Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997
               Overall, total revenue increased $10,944,100 or 39.0% and total expenses before the equity in net income of the joint ventures, minority interest expense and extraordinary item increased $11,502,600 or 51.0% for the quarter. Net income applicable to common shares decreased $744,300 or 17.0%, after payment of the dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997, the term Core Portfolio Properties refers to the 74 wholly owned multifamily properties owned by the Company at June 30, 1997. Acquired Properties refers to the 20 properties acquired between July 1, 1997 and September 30, 1998.

               During the quarter ended September 30, 1998, the Acquired Properties generated total revenues of $12,571,600 while incurring property, operating and maintenance expenses of $4,170,100.

          Rental Revenues:
               Rental revenues increased $9,628,700 or 36.8% for the quarter. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $405,900 or 1.7% increase in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to the commercial properties and other miscellaneous rental revenue items.

          Other Revenues:
               Other income increased $149,600 or 28.2% for the quarter. The increase is due primarily to real estate tax refunds.

               The Company recognized asset management fee revenues of $636,100 during the quarter. These revenues represent the collection of management fees by MIGRA relating to their institutional investor clients.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $4,551,900 or 40.2% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $3,459,000 for the quarter due primarily to the operating and maintenance expenses incurred at the three properties acquired during 1997, the thirteen properties acquired in 1998, and the newly constructed properties of Bradford at Easton and The Village of Western Reserve. Property operating and maintenance expenses at the Core Portfolio Properties increased $1,092,800, or 10.3% when compared to the quarter ended September 30, 1997 primarily due to increases in personnel; building and grounds repair and maintenance; and real estate taxes and insurance. Building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $156 per suite for the quarter ended September 30, 1998 as compared to $144 per suite for the quarter ended September 30, 1997.

          Other expenses:
               Depreciation and amortization increased $2,264,700 or 47.0% for the quarter primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties as well as the amortization expense recognized relating to the intangible assets recorded in connection with the merger of MIGRA into the Company.

               General and administrative expenses increased $1,747,200 or 131.2% for the quarter. This increase is primarily attributable to payroll, consulting and training expenses as well as overhead costs incurred as a result of the MIGRA transaction.

               Interest expense increased $2,664,800 or 56.9% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition of properties and general working capital purposes.

               Preliminary project cost expense of $200,500 were charged to operations during the quarter. These costs consist primarily of certain pre-development costs, such as architectural, legal and accounting fees, that were incurred on projects that the Company decided not to pursue.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends declared on the Perpetual Preferred Shares of $1,371,100.

          RESULTS OF OPERATIONS
          Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997
               Overall, total revenue increased $22,814,100 or 28.6% and total expenses before the equity in net income of the joint ventures, minority interest expense and extraordinary item increased $24,332,200 or 38.1% for the nine month period. Net income applicable to common shares before the extraordinary item decreased $1,737,200 or 14.2%, after payment of dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997, the term Core Portfolio Properties refers to the 69 wholly owned multifamily properties owned by the Company at December 31, 1996. Acquired Properties refers to the 25 properties acquired between January 1, 1997 and September 30, 1998, and the two newly constructed properties.

               During the nine months ended September 30, 1998, the Acquired Properties generated total revenues of $29,939,000 while incurring property, operating and maintenance expenses of $10,826,600.

          Rental Revenues:
               Rental revenues increased $21,515,800 or 29.0% for the nine month period. The majority of this increase is attributable to an increase in rental revenues from the Acquired Properties of $20,480,800 for the same period. Increases in occupancy and suite rents at the Core Portfolio Market-rate and Government-Assisted Properties resulted in a $1,035,000 or 1.6% increase in rental revenue from these properties.

          Other Revenues:
               Other revenues increased $351,600 or 26.2% primarily due to refunds of workers compensation.

               The Company recognized asset management fee revenues of $636,100 for the nine month period. These revenues represent the collection of management fees by MIGRA relating to their institutional investor clients.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $10,099,700 or 32.6% for the nine month period. Operating and maintenance expenses at the Acquired Properties increased $7,709,600 for the nine month period due primarily to the operating and maintenance expenses incurred at the 25 properties acquired between January 1, 1997 and September 30, 1998, and the two newly constructed properties. Property operating and maintenance expenses at the Core Portfolio Properties increased $2,390,100 or 8.6% when compared to the prior nine month period primarily due to increases in payroll, real estate taxes and insurance, and other operating expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $363 per suite for the nine months ended September 30, 1998 as compared to $338 per suite for the nine months ended September 30, 1997.

          Other expenses:
               Depreciation and amortization increased $4,424,700 or 32.3% for the nine month period primarily due to the increased depreciation and amortization expense recognized on the Acquired Properties as well as the amortization expense recognized relating to the intangible assets recorded in connection with the merger of MIGRA into the Company.

               General and administrative expenses increased $2,311,300 or 52.5% for the nine month period. This increase is primarily attributable to payroll and payroll related expenses as the Company continues to develop a team of professionals to provide hands-on attention to the Company's expanding portfolio of assets. Additionally, the increase is attributable to overhead costs incurred as a result of the MIGRA transaction.

               Interest expense increased $7,249,200 or 53.1% for the nine month period primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit and MTN's that were used for the acquisition of properties and general working capital purposes.

          Extraordinary item:
               The extraordinary item of $124,895 recognized during 1998 relates to the write-off of the deferred financing fees related to the termination of the old $100 million unsecured revolving credit facility. The extraordinary item of $1,023,713 recognized during 1997 relates to the write-off of a debt premium in connection with the early repayment of the related mortgage indebtedness.

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends paid on the Perpetual Preferred Shares of $4,113,300.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures decreased $179,700 or 36.5% and $166,200 or 61.1% for the nine and three months ended September 30, 1998 as compared to the nine and three months ended September 30, 1997, respectively. These decreases are primarily attributable to decreased rents and occupancies.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the quarter and nine month period ended September 30, 1998 and 1997.



                                 For the three months        For the nine months
                                 ended September 30,         ended September 30,
                                  1998          1997          1998         1997

   Beneficial interests in
     joint venture operations
       Rental revenue         $ 1,750,260   $ 1,708,060   $ 5,222,610  $ 5,016,690
       Cost of operations       1,093,540       886,840     3,265,050    2,836,060
                                  656,720       821,220     1,957,560    2,180,630
       Interest income              3,650         3,824        18,439       16,326
       Interest expense          (434,840)     (440,420)   (1,307,790)  (1,325,280)
       Depreciation              (106,560)     (100,110)     (319,140)    (341,870)
       Amortization               (13,020)      (12,410)      (36,230)     (37,220)
       Net income             $   105,950   $   272,104   $   312,839  $   492,586

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

               Markets like Columbus and Indianapolis, in which there is an abundance of undeveloped land suitable for development, will continue to be sensitive to the impact of new multifamily housing starts. Some of these new starts, particularly those in proximity to the Company's properties, may have a short-term effect on occupancies. The Company expects that fourth quarter 1998 rental revenues for the Core Portfolio Market-rate Properties will be consistent with the rental revenues achieved during the third quarter of 1998. Core Portfolio Market-rate rental rates will grow at modest rates through 1999. The Company believes that its 1998 and 1999 rental revenue growth objectives are reasonable given the market demographics in the markets where the Company's Core Portfolio Market-rate Properties are located.

               The Company expects that building and grounds repair and maintenance expenditures for the Core Portfolio Properties will increase when compared to the prior year as the Company continues to maintain its properties to maximize their earnings potential.
          Real estate tax increases should begin to moderate as the effect of the reassessed values diminishes over time. Utility expenditures will vary over prior periods as the effect of weather related usage variances is factored into the level of utility expense.

          Inflation
               Substantially all of the Market-rate residential leases at the properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for terms of up to two years. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

          Year 2000 Compliance
               The Year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

               The Company believes that it has identified all of its informa-tion technology ("IT") and is in the process of identifying its non-IT systems to assess their Year 2000 readiness. Critical IT systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers and data networking equipment). Critical non-IT systems include telephone systems, fax machines, copy machines as well as property environmental, health safety and security systems (such as elevators and alarm systems).

               The Company has conducted an assessment of its core internal and external IT systems and, though not related to a Year 2000 remediation strategy, installed Year 2000 compliant financial report-ing and accounting systems. The Company is currently in the process of determining its exposure to any non-IT systems that are not Year 2000 compliant and believes that all such systems will have been identified and evaluated with respect to their Year 2000 compliance by the close of the fourth quarter of 1998. The Company has not yet estimated that the total Year 2000 project cost pending completion of evaluation of its non-IT systems.

               In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operatons, liquidity or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

               The Company believes it has an effective program in place that will resolve the Year 2000 issue in a timely manner. In addition, the Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the Company is delayed. Aside from catastrophic failure of banks or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

          Contingencies
               There are no recorded amounts resulting from environmental liabilities as there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

               The U.S. Department of Housing and Urban Development ("HUD") notified the Company that Rainbow Terrace Apartments, Inc., the Company's subsidiary corporation that owns Rainbow Terrace Apartments, is in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleges that the property is poorly managed and that Rainbow Terrace Apartments, Inc. has failed to complete certain physical improvements to the property. Moreover, HUD claims that the owner is not in compliance with numerous technical regulations concerning whether certain expenses are properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property. Rainbow Terrace Apartments, Inc. believes that it has corrected the management deficiencies cited by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and, in a series of written responses to HUD, justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, Rainbow Terrace Apartments, Inc. believes it has repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents. The Company is unable to predict the outcome of the controversy with HUD, but does not believe it will have a material adverse effect on the Company's financial position, results of operations or cash flows.

               In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for Rainbow Terrace Apartments were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded pursuant to HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning Rainbow Terrace Apartments provided by the Company. The Company has since received the July, August, September and October 1998 HAP payments for Rainbow Terrace Apartments. As part of the Company's ongoing discussions with HUD concerning the resolution of these matters, the Company has been notified that HUD has agreed to review the budget based rent increase submitted to HUD by the Company in 1995. At December 31, 1997 and September 30, 1998, the Company had receivables of $1.35 million
          related to these retroactive rent increase requests.   At
          September 30, 1998, Rainbow Terrace Apartments, Inc. had net assets of $1.3 million, including the retroactive rent receivable of $1.35 million due from HUD, and a remaining amount due under the mortgage of $1.9 million.

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

                                                                                    Year     Average
                                     Date                        Type of    Total Built or  Unit Size
      The Multifamily Properties   Acquired     Location      Construction Suites  Rehab.    Sq. Ft.

   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments      06/30/98 Phoenix           Garden           204  1989          982

   California
   Desert Oasis Apartments         06/30/98 Palm Desert       Garden           320  1990          875

   Florida
   Cypress Shores                  02/03/98 Coconut Creek     Garden           300  1991          991

   Georgia
   The Falls                       02/03/98 Atlanta           Garden           520  1986          963
   Morgan Place Apartments         06/30/98 Atlanta           Garden           186  1989          679
                                                                               706                888
   Indiana
   Steeplechase at Shiloh Crossing
    Apartments                     08/11/98 Indianapolis      Garden           264  1998          929
   Waterstone Apartments           08/29/97 Indianapolis      Garden           344  1997          984
                                                                               608                960
   Maryland
   The Gardens at Annen Woods      06/30/98 Metro D.C.        Garden           132  1987        1,269
   Hampton Point Apartments        06/30/98 Metro D.C.        Garden           352  1986          817
   Reflections                     02/03/98 Metro D.C.        Garden           184  1985        1,020
                                                                               668                962
   Michigan
   Clinton Place                   08/25/97 Clinton Twp.      Garden           202  1988          954
   Spring Valley Apartments        10/31/97 Farmington Hills  Garden           224  1987          893
                                                                               426                922
   Missouri
   Peachtree Apartments            06/30/98 Chesterfield      Garden           156  1989          929

   North Carolina
   Windsor Falls Apartments        06/30/98 Raleigh           Garden           276  1994          979

   Central Ohio
   Bradford at Easton              05/01/98 Columbus          Garden           324  1996        1,010

   Toledo, Ohio
   Country Club Apartments         02/19/98 Toledo            Garden           316  1989          811

   Northeastern Ohio
   Village at Western Reserve      08/01/98 Streetsboro       Ranch            108  1998          999

   Texas
   Fleetwood Apartments            06/30/98 Houston           Garden           104  1993        1,019
                                                                             4,516
   Repositioned Properties
   Woodlands of North Royalton
     fka Somerset West (a)         IPO      North Royalton    Gdn/Tnhms        197  1982        1,038
   Williamsburg at Greenwood Vllg  02/18/94 Sagamore Hills    Townhomes        260  1990          938
                                                                               457                981
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station               02/28/95 Columbus          Townhomes        102  1987        1,344
   Bedford Commons                 12/30/94 Columbus          Townhomes        112  1987        1,157
   Bolton Estates                  07/27/94 Columbus          Garden           196  1992          687
   Colony Bay East                 02/21/95 Columbus          Garden           156  1994          903
   Heathermoor                     08/18/94 Worthington       Gdn/Tnhms        280  1989          829
   Kensington Grove                07/17/95 Westerville       Gdn/Tnhms         76  1995        1,109
   Lake Forest                     07/28/94 Columbus          Garden           192  1994          788
   Muirwood Vllg at Bennell        03/07/94 Columbus          Ranch            164  1988          769
   Muirwood Vllg at London         03/03/94 London            Ranch            112  1989          769
   Muirwood Vllg at Mt. Sterling   03/03/94 Mt. Sterling      Ranch             48  1990          769
   Muirwood Vllg at Zanesville     03/07/94 Zanesville        Ranch            196 1991-95        769

                                      For the three months ending        For the three months ending
                                          September 30, 1998                  September 30, 1997
                                   Average             Average Rent   Average              Average Rent
                                   Economic  Physical      Per        Economic  Physical       Per
     The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.

   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments       90.1%    91.2%     $ 796 $ 0.81     N/A       N/A       N/A       N/A

   California
   Desert Oasis Apartments          91.7%    94.7%     $ 670  $ 0.77    N/A       N/A       N/A       N/A

   Florida
   Cypress Shores                   92.3%    98.3%     $ 846  $ 0.85    N/A       N/A       N/A       N/A

   Georgia
   The Falls                        98.6%    93.7%     $ 718  $ 0.75    N/A       N/A       N/A       N/A
   Morgan Place Apartments          94.7     96.2        802    1.18    N/A       N/A       N/A       N/A
                                    97.5%    94.3%      $740  $ 1.04
   Indiana
   Steeplechase at Shiloh
     Crossing Apartments
   Waterstone Apartments            91.9%    97.7%     $ 796  $ 0.81    N/A      88.4%      N/A       N/A
                                    91.9%    97.7%     $ 796  $ 0.81             88.4%
   Maryland
   The Gardens at Annen Woods       96.6%    97.0%     $ 924  $ 0.73    N/A       N/A       N/A       N/A
   Hampton Point Apartments         96.3     98.0        803    0.98    N/A       N/A       N/A       N/A
   Reflections                      95.0     96.2        895    0.88    N/A       N/A       N/A       N/A
                                    96.0%    97.3%     $ 852  $ 3.03
   Michigan
   Clinton Place                    94.2%    96.0%     $ 699  $ 0.73    N/A      93.6%      N/A       N/A
   Spring Valley Apartments         98.2     96.4        810    0.91    N/A       N/A       N/A       N/A
                                    96.5%    96.2%     $ 757  $ 0.82             93.6%
   Missouri
   Peachtree Apartments             91.2%    94.2%     $ 786  $ 0.85    N/A       N/A       N/A       N/A

   North Carolina
   Windsor Falls Apartments         94.2%    95.3%     $ 776  $ 0.79    N/A       N/A       N/A       N/A

   Central Ohio
   Bradford at Easton               95.8%    98.5%     $ 707  $ 0.70    N/A       N/A       N/A       N/A


   Toledo, Ohio
   Country Club Apartments          96.1%    95.9%     $ 625  $ 0.77    N/A       N/A       N/A      N/A

   Northeastern Ohio
   Village at Western Reserve        N/A     99.1%     $ 776  $ 0.78    N/A       N/A       N/A      N/A

   Texas
   Fleetwood Apartments             94.8%    89.4%     $ 925  $ 0.91    N/A       N/A       N/A       N/A

   Repositioned Properties
   Woodlands of North Royalton
     fka Somerset West (a)          75.9%    77.7%     $ 714  $ 0.69     89.4%   87.3%    $ 699    $ 0.67
   Williamsburg at Greenwood Vllg   88.6     93.5        899    0.96     91.6    91.6       888      0.95
                                    83.8%    86.7%     $ 819  $ 0.83     90.8%   89.9%    $ 807    $ 0.82
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                94.0%    98.0%     $ 716  $ 0.53     88.1%   88.2%    $ 696    $ 0.52
   Bedford Commons                  96.6     98.2        784    0.68     97.7    96.4       771      0.67
   Bolton Estates                   94.9     93.4        468    0.68     94.4    95.9       469      0.68
   Colony Bay East                  89.1     96.8        522    0.58     95.3    97.4       517      0.57
   Heathermoor                      97.9     99.3        553    0.67     97.7    97.9       548      0.66
   Kensington Grove                 94.5     94.7        772    0.70     93.1    94.7       779      0.70
   Lake Forest                      92.7     94.3        551    0.70     92.0    96.9       550      0.70
   Muirwood Vllg at Bennell         90.9     91.5        512    0.67     93.4    97.0       499      0.65
   Muirwood Vllg at London          96.9     98.2        510    0.66     97.8    98.2       504      0.66
   Muirwood Vllg at Mt. Sterling    96.6     97.9        487    0.63     91.3    89.6       500      0.65
   Muirwood Vllg at Zanesville      93.1     94.4        524    0.68     92.7    94.9       525      0.68



                                                                                    Year    Average
                                    Date                        Type of    Total  Built or Unit Size
     The Multifamily Properties   Acquired     Location      Construction Suites   Rehab.   Sq. Ft.

   Oak Bend Commons               05/30/97 Canal Winchester  Garden/Tnhm      102   1997       1,110
   Pendleton Lakes East           08/25/94 Columbus          Garden           256  1990-93       899
   Perimeter Lakes                09/20/96 Dublin            Gdn/Tnhms        189   1992         999
   Residence at Christopher Wren  03/14/94 Gahanna           Gdn/Tnhms        264   1993       1,062
   Residence at Turnberry         03/16/94 Pickerington      Gdn/Tnhms        216   1991       1,182
   Saw Mill Village               04/22/97 Columbus          Garden           340   1987       1,161
   Sheffield at Sylvan            03/03/94 Circleville       Ranch            136   1989         791
   Sterling Park                  08/25/94 Grove City        Garden           128   1994         763
   The Residence at Newark        03/03/94 Newark            Ranch            112  1993-94       868
   The Residence at Washington    02/01/96 Wash. Ct. House   Ranch             72   1995         862
   Wyndemere                      09/21/94 Franklin          Ranch            128  1991-95       768
                                                                            3,577                903
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati        Garden           234  1988-90       830

   Indianapolis, Indiana
   The Gables at White River      02/06/97 Indianapolis      Garden           228   1991         974

   Northeastern Ohio
   Bay Club                       IPO      Willowick         Garden            96   1990         925
   Colonnade West                 IPO      Cleveland         Garden           216   1964         502
   Cultural Gardens               IPO      Euclid            Mid Rise         186   1966         688
   Edgewater Landing              04/20/94 Cleveland         High Rise        241   1988r        585
   Gates Mills III                IPO      Mayfield Hts.     High Rise        320   1978         874
   Holly Park                     IPO      Kent              Garden           192   1990         875
   Huntington Hills               IPO      Stow              Townhomes         85   1982         976
   Mallard's Crossing             02/16/95 Medina            Garden           192   1990         998
   Memphis Manor                  IPO      Cleveland         Garden           120   1966         554
   Park Place                     IPO      Parma Hts.        Mid Rise         164   1966         760
   Pinecrest                      IPO      Broadview Hts.    Garden            96  1987 r        598
   Portage Towers                 IPO      Cuyahoga Falls    High Rise        376   1973         869
   The Triangle (b)               IPO      Cleveland         High Rise        273   1989         616
   Timbers                        IPO      Broadview Hts.    Garden            96  1987-89       930
   Villa Moderne                  IPO      North Olmsted     Garden           135   1963         504
   Washington Manor               07/01/94 Elyria            Garden           120  1963-64       541
   West Park Plaza                IPO      Cleveland         Garden           118   1964         520
   Westchester Townhouses         IPO      Westlake          Townhomes        136   1989       1,000
   Westlake Townhomes             IPO      Westlake          Townhomes          7   1985       1,000
   Winchester Hills I  (c)        IPO      Willoughby Hills  High Rise        362   1972         822
   Winchester Hills II            IPO      Willoughby Hills  High Rise        362   1979         822
                                                                            3,893                759
   Michigan
   Arbor Landings Apartments      01/20/95 Ann Arbor         Garden           168   1990       1,116
   Aspen Lakes                    09/04/96 Grand Rapids      Garden           144   1981         789
   Central Park Place             12/29/94 Grand Rapids      Garden           216   1988         850
   Country Place Apartments       06/19/95 Mt. Pleasant      Garden           144  1987-89       859
   Georgetown Park Apartments     12/28/94 Fenton            Garden           360  1987-96     1,005
   The Landings at the Preserve   09/21/95 Battle Creek      Garden           190  1990-91       952
   The Oaks and Woods at Hampton  08/08/95 Rochester Hills   Gdn/Tnhms        544  1986-88     1,050
   Spring Brook Apartments        06/20/96 Holland           Gdn/Tnhms        168  1986-88       818
   Summer Ridge Apartments        04/01/96 Kalamazoo         Garden           248  1989-91       960
                                                                            2,182                961
   Toledo, Ohio
   Hawthorne Hills Apartments     05/14/97 Toledo            Garden            88   1973       1,145
   Kensington Village             09/14/95 Toledo            Gdn/Tnhms        506  1985-90     1,072
   Vantage Villa                  10/30/95 Toledo            Garden           150   1974         935
                                                                              744              1,053
   Pittsburgh, Pennsylvania
   Chestnut Ridge                 03/01/96 Pittsburgh        Garden           468   1986         769
      Core Market Rate                                                     11,326                865

   GOVERNMENT ASST.-ELDERLY
   Ellet Development              IPO      Akron             High Rise        100   1978         589
   Hillwood I                     IPO      Akron             High Rise        100   1976         570
   Puritas Place (d)              IPO      Cleveland         High Rise        100   1981         518
   Riverview                      IPO      Massillon         High Rise         98   1979         553
   State Road Apartments          IPO      Cuyahoga Falls    Garden            72  1977 r        750

                                     For the three months ending         For the three months ending
                                         September 30, 1998                  September 30, 1997
                                  Average             Average Rent   Average              Average Rent
                                  Economic  Physical      Per        Economic  Physical        Per
     The Multifamily Properties  Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy   Suite  Sq. Ft.

   Oak Bend Commons                92.3     96.1      $ 707   $0.64     85.5%   95.1%      $658    $0.59
   Pendleton Lakes East            92.8%    96.1%       527    0.59     94.4    98.8        517     0.58
   Perimeter Lakes                 95.8     97.9        716    0.72     94.1    92.6        719     0.72
   Residence at Christopher Wren   96.6     98.9        738    0.70     96.6    96.6        745     0.70
   Residence at Turnberry          93.6     94.4        744    0.63     86.5    89.8        740     0.63
   Saw Mill Village                91.1     94.4        742    0.64     90.3    87.6        745     0.64
   Sheffield at Sylvan             98.8     97.8        509    0.64    100.9    97.8        504     0.64
   Sterling Park                   97.6     98.4        552    0.72     96.7    96.9        550     0.72
   The Residence at Newark         97.4     97.3        569    0.66     96.5    95.5        560     0.65
   The Residence at Washington     97.0     97.2        517    0.60     95.5    88.9        530     0.61
   Wyndemere                       97.2     91.4        543    0.71     96.0    96.9        534     0.70
                                   94.5%    96.1%     $ 610  $ 0.65     93.6%   94.8%     $ 606   $ 0.65
   Cincinnati, Ohio
   Remington Place Apartments      93.0%    96.2%     $ 654  $ 0.79     92.2%   94.4%     $ 660   $ 0.80

   Indianapolis, Indiana
   The Gables at White River       92.4%    90.8%     $ 746  $ 0.77     90.6%   93.9%     $ 720   $ 0.74

   Northeastern Ohio
   Bay Club                        93.6%    89.6%     $ 639  $ 0.69     98.0%   99.0%      $622    $0.67
   Colonnade West                  91.9     96.3        400    0.80     91.4    91.2        405     0.81
   Cultural Gardens                97.1     95.2        509    0.74     96.4    99.5        503     0.73
   Edgewater Landing               95.6     96.3        417    0.71     94.9    98.3        416     0.71
   Gates Mills III                 91.8     96.3        728    0.83     93.7    98.4        717     0.82
   Holly Park                      92.1    100.0        709    0.81     91.0   100.0        685     0.78
   Huntington Hills                97.4     97.6        669    0.69     97.5    97.6        656     0.67
   Mallard's Crossing              97.0     97.4        719    0.72     97.0    97.4        699     0.70
   Memphis Manor                   93.8     96.7        439    0.79     90.1    95.8        443     0.80
   Park Place                      91.3     93.3        527    0.69     90.1    92.7        555     0.73
   Pinecrest                       93.4     97.9        458    0.77     90.4    93.8        473     0.79
   Portage Towers                  94.8     93.6        591    0.68     94.0    94.4        573     0.66
   The Triangle (b)                95.3     93.8        943    1.53     96.5    97.1        913     1.48
   Timbers                         92.8     96.9        686    0.74     93.8    89.6        730     0.78
   Villa Moderne                   96.6     99.3        455    0.90     94.8    99.3        445     0.88
   Washington Manor                97.2     95.8        395    0.73     97.2    99.2        387     0.72
   West Park Plaza                 95.2     97.5        428    0.82     91.7    90.7        427     0.82
   Westchester Townhouses          96.0    100.0        802    0.80     92.2    91.9        775     0.78
   Westlake Townhomes             100.0    100.0        825    0.83     93.9   100.0        801     0.80
   Winchester Hills I (c)          92.0     93.9        573    0.70     90.9    93.9        574     0.70
   Winchester Hills II             88.6     93.9        607    0.74     90.7    89.8        616     0.75
                                   93.7%    95.7%     $ 600  $ 0.79     93.5%   95.3%     $ 595   $ 0.78
   Michigan
   Arbor Landings Apartments       94.3%    98.8%     $ 908  $ 0.81     98.5%   97.6%     $ 851   $ 0.76
   Aspen Lakes                     95.8     97.9        559    0.71     94.0    97.9        554     0.70
   Central Park Place              97.1     99.1        616    0.72     95.3    95.8        607     0.71
   Country Place Apartments        99.0     99.3        555    0.65    100.6    97.9        532     0.62
   Georgetown Park Apartments      87.4     96.1        641    0.64     92.8    89.4        676     0.67
   The Landings at the Preserve    94.9     96.3        773    0.81     94.8    94.2        683     0.72
   The Oaks and Woods at Hampton   96.8     97.4        812    0.77     96.4    96.7        810     0.77
   Spring Brook Apartments         98.4     98.2        511    0.62     98.0    97.0        477     0.58
   Summer Ridge Apartments         92.9     94.4        706    0.74     96.0    99.2        678     0.71
                                   94.7%    97.3%     $ 700  $ 0.73     95.9%   95.7%     $ 684   $ 0.71
   Toledo, Ohio
   Hawthorne Hills Apartments      94.7%    98.9%     $ 561  $ 0.49     87.4%   93.2%     $ 548   $ 0.48
   Kensington Village              98.0     95.8        590    0.55     96.1    96.4        559     0.52
   Vantage Villa                   96.1     97.3        579    0.62     86.3    92.7        613     0.66
                                   97.2%    96.6%     $ 582  $ 0.55     93.0%   96.1%     $ 569   $ 0.54
   Pittsburgh, Pennsylvania
   Chestnut Ridge                  91.2%    91.0%     $ 778  $ 1.01     97.8%   95.5%     $ 716   $ 0.93
      Core Market Rate             94.2%    95.9%     $ 633  $ 0.72     94.1%   95.3%     $ 623   $ 0.71

   GOVERNMENT ASST.-ELDERLY
   Ellet Development              100.0%   100.0%     $ 587   $1.00    100.0%  100.0%     $ 587    $1.00
   Hillwood I                      98.6     99.0        596    1.05    100.0   100.0        596     1.05
   Puritas Place (d)               99.9    100.0        782    1.51     99.8   100.0        782     1.51
   Riverview                       99.5     99.0        591    1.07     99.7   100.0        591     1.07
   State Road Apartments           99.8    100.0        596    0.79     99.0   100.0        596     0.79



                                                                               Year     Average
                                Date                        Type of    Total Built or  Unit Size
   The Multifamily Properties Acquired     Location      Construction Suites  Rehab.    Sq. Ft.


   Statesman II               IPO      Shaker Heights    Garden            47 1987 r         796
   Sutliff Apartments II      IPO      Cuyahoga Falls    High Rise        185  1979          577
   Tallmadge Acres            IPO      Tallmadge         Mid Rise         125  1981          641
   Twinsburg Apartments       IPO      Twinsburg         Garden           100  1979          554
   Village Towers             IPO      Jackson Twp.      High Rise        100  1979          557
   West High Apartments       IPO      Akron             Mid Rise          68 1981 r         702
                                                                        1,095                602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons           IPO      Cleveland         Garden            50  1981          823
   Rainbow Terrace            IPO      Cleveland         Garden           484 1982 r         768
   Shaker Park Gardens II     IPO      Warrensville      Garden           151  1964          753
                                                                          685                769
                                                                        1,780                666
   CONGREGATE CARE
   Gates Mills Club           IPO      Mayfield Heights  High Rise        120  1980          721
   The Oaks                   IPO      Westlake          Garden            50  1985          672
                                                                          170                707
                                                                       13,276                835
   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                  IPO      Euclid            High Rise        738  1968          803
   College Towers             IPO      Kent              Mid Rise         380  1969          662
   Euclid House               IPO      Euclid            Mid Rise         126  1969          654
   Gates Mills Towers         IPO      Mayfield Hts.     High Rise        760  1969          856
   Highland House             IPO      Painesville       Garden            36  1964          539
   Watergate                  IPO      Euclid            High Rise        949  1971          831
                                                                        2,989                789
   Government Asst.-Family
   Lakeshore Village          IPO      Cleveland         Garden           108  1982          786
                                                                        3,097                789
        Core                                                           16,373                843
        Portfolio average                                              21,346                869

                                  For the three months ending        For the three months ending
                                      September 30, 1998                  September 30, 1997
                               Average             Average Rent   Average              Average Rent
                               Economic  Physical      Per        Economic  Physical        Per
   The Multifamily Properties Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy   Suite Sq. Ft.

   Statesman II                 99.8%   100.0%      $646   $0.81     99.6%  100.0%      $650   $0.82
   Sutliff Apartments II       100.0    100.0        586    1.02    100.0   100.0        586    1.02
   Tallmadge Acres              99.9    100.0        658    1.03    100.0   100.0        658    1.03
   Twinsburg Apartments         99.8    100.0        603    1.09    100.0   100.0        603    1.09
   Village Towers              100.0    100.0        579    1.04     99.9   100.0        579    1.04
   West High Apartments         99.9    100.0        790    1.13     99.7    98.5        790    1.13
                                99.9%    99.8%     $ 630  $ 1.05    100.0%   99.9%     $ 631  $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons             99.9%   100.0%     $ 674  $ 0.82    100.0%  100.0%     $ 674  $ 0.82
   Rainbow Terrace              96.3     94.4        663    0.86     96.6    96.7        773    1.01
   Shaker Park Gardens II       99.9    100.0        540    0.72     98.7    98.0        531    0.71
                                97.2     96.1        637    0.83     97.2    97.2        713    0.93
                                98.8%    98.4%     $ 633  $ 0.95     98.9%   98.9%     $ 662  $ 0.99
   CONGREGATE CARE
   Gates Mills Club             93.5%    95.8%     $ 916  $ 1.27     97.7%   97.5%     $ 862  $ 1.20
   The Oaks                     94.5     96.0      1,041    1.55     94.6    78.0      1,033    1.54
                                93.8     95.9        953    1.35     96.7    91.8        912    1.29
                                94.8%    96.2%     $ 637  $ 0.75     94.8%   95.7%     $ 632  $ 0.75
   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                    90.9%    92.0%     $ 490  $ 0.61     89.0%   95.0%     $ 480  $ 0.60
   College Towers               95.7    100.0        405    0.61     91.4    97.4        403    0.61
   Euclid House                 93.1     96.8        444    0.68     90.3    92.9        435    0.66
   Gates Mills Towers           93.4     96.3        710    0.83     94.5    98.7        703    0.82
   Highland House               98.6    100.0        420    0.78     98.9   100.0        409    0.76
   Watergate                    92.2     92.2        552    0.66     93.8    94.8        545    0.66
                                92.9     94.5%     $ 543  $ 0.69     92.7%   96.2%     $ 536  $ 0.68
   Government Asst.-Family
   Lakeshore Village            97.8%   100.0%     $ 668  $ 0.85    100.2%  100.0%     $ 669  $ 0.85
                                93.2     94.7        549    0.70     93.1    96.3        543    0.69
        Core                    94.7%    95.9%     $ 630  $ 0.75     94.7%   95.8%     $ 625  $ 0.74
        Portfolio average       94.4%    95.8%     $ 656  $ 0.76     94.5%   95.2%     $ 572  $ 0.66

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

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and nine month periods ended September 30, 1998 and 1997 are summarized in the following table:

                                                    For the three months  For the nine months
                                                     ended September 30,  ended September 30,
   (In thousands)                                      1998       1997       1998      1997

   Net income applicable to common shares           $   3,641  $   4,385  $ 10,383  $ 13,269

   Depreciation on real estate assets
     Wholly owned properties                            6,428      4,451    16,654    12,734
     Joint venture properties                             107        100       319       342
     Amortization of intangible assets                    140          -       140         -
     Preliminary project costs                            200          -       200         -
     Extraordinary item                                     -         20       125    (1,024)
   Funds From Operations                               10,516      8,956    27,821    25,321

   Depreciation - other assets                            216        191       633       434
   Amortization of deferred financing fees                312        186       713       539
   Fixed asset additions                                 (108)      (273)     (273)     (504)
   Fixed asset additions - joint venture properties         -          -         -         -
   Distributable Cash Flow                          $  10,936  $   9,060  $ 28,894  $ 25,790

   Weighted average shares - Basic                     22,598     17,052    18,955    15,904
   Weighted average shares - Diluted                   23,058     17,078    19,110    15,931

                                       PART II

                                  OTHER INFORMATION

                Except to the extent noted below, the items required in
          Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                                                                                      Filed herewith or
                                                                                          incorporated
                                                                                           herein by
   Number                                   Title                                          reference

    2.01   Second Amended and Restated Agreement and Plan of Merger by              Exhibit 2.01 to Form
           and among the Company, MIG Realty Advisors, Inc.  ("MIGRA")              8-K filed March 31,
           and the MIGRA stockholders dated as of March __, 1998.                   1998.

    3.1    Second Amended and Restated Articles of Incorporation of the Company.    Exhibit 3.1 to Form
                                                                                    S-11 filed June 30,
                                                                                    1994 (File No. 33-
                                                                                    80950 as amended).

    3.2    Code of Regulations of the Company                                       Exhibit 3.2 to Form
                                                                                    S-11 filed June 30,
                                                                                    1994 (File No. 33-
                                                                                    80950 as amended).

    4.1    Specimen Stock Certificate                                               Exhibit 3.1 to Form S-
                                                                                    11 filed September
                                                                                    2, 1993 (File No.
                                                                                    33-68276 as
                                                                                    amended).

    4.2    Form of Indemnification Agreement                                        Exhibit 4.2 to Form S-
                                                                                    11 filed September
                                                                                    2, 1993 (File No.
                                                                                    33-68276 as
                                                                                    amended).

    4.3    Promissory Note dated October 23, 1991 from Triangle Properties Limited  Exhibit 4.3 to Form S-
           Partnership, et. al., in favor of PFL Life Insurance Company; Open End   11 filed September
           Mortgage from Triangle Properties Limited Partnership I, et. al., in     2, 1993 (File No. 33-
           favor of PFL Life Insurance Company (The Registrant undertakes to        68276 as amended).
           provide additional long-term loan documents upon request).


    4.4    Promissory Note dated February 28, 1994 in the amount of $25 million.    Exhibit 4.4 to Form
           Open-End Mortgage Deed and Security Agreement from AERC to National      10-K filed March 31,
           City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security   1993.
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

    4.6    Indenture dated as of March 31, 1995 between Associated Estates Realty   Exhibit 4.6 to Form
           Corporation and National City Bank.                                      10-Q filed May 11,
                                                                                    1995.

    4.7    $75 Million 8-3/8% Senior Note due April 15, 2000                        Exhibit 4.7 to Form
                                                                                    10-Q filed May 11,
                                                                                    1995.


    4.8e   Credit Agreement dated June 30, 1998, by and among Associated Estates    Exhibit 4.8e to Form
           Realty Corporation, as Borrower; the banks and lending institutions      10-Q filed August 14,
           identified therein as Banks; National City Bank, as Agent and Bank of    1998.
           America National Trust and Savings Association, as Documentation Agent.

    4.8f   First Amendment to Credit Agreement by and among Associated Estates      Exhibit 4.8f filed
           Realty Corporation, as Borrower; National City Bank, as Managing Agent   herewith.
           for itself and on behalf of the Existing Banks and First Merit Bank,
           N.A. and Southtrust Bank, N.A. as the New Banks.

    4.8g   Second Amendment to Credit Agreement by and among Associated Estates     Exhibit 4.8g filed
           Realty Corporation, as Borrower, National City Bank, as Managing Agent   herewith.
           for itself and on behalf of the Existing Banks and National City Bank,
           Bank of America National Commerzbank Aktiengesellschaft.


    4.9    Form of Medium-Term Note-Fixed Rate-Senior Security.                     Exhibit 4(i) to Form S-
                                                                                    3 filed December 7,
                                                                                    1995 (File No.
                                                                                    33-80169 as
                                                                                    amended).

    4.10   Form of Preferred Share Certificate.                                     Exhibit 4.1 to Form 8-
                                                                                    K filed July 12, 1995.

    4.11   Form of Deposit Agreement and Depositary Receipt.                        Exhibit 4.2 to Form 8-
                                                                                    K filed July 12, 1995.

    4.12   Ten Million Dollar 7.10% Senior Notes Due 2002.                          Exhibit 4.12 to Form
                                                                                    10-K filed March 28,
                                                                                    1996.

   10      Associated Estates Realty Corporation Directors  Deferred Compensation   Exhibit 10 to Form
           Plan.                                                                    10-Q filed
                                                                                    November 14, 1996.

   10.1    Registration Rights Agreement among the Company and certain holders of   Exhibit 10.1 to Form
           the Company's Common Shares.                                             S-11 filed
                                                                                    September 2, 1993
                                                                                    (File No. 33-68276
                                                                                    as amended).

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

   10.7    Sublease dated February 28, 1994 between the Company as Sublessee, and   Exhibit 10.7 to Form
           Progressive Casualty Insurance Company, as Sublessor.                    10-K filed March 29,
                                                                                    1995.

   10.8    Assignment and Assumption Agreement dated May 17, 1994 between the       Exhibit 10.8 to Form
           Company, as Assignee, and Airport Partners Limited Partnership, as       10-K filed March 29,
           Assignor.                                                                1995.

   10.9    Form of Restricted Share Agreement dated December 6, 1995 by and         Exhibit 10.9 to Form
           between the Company and William A. Foley, Gerald C. McDonough, Frank E.  10-K filed March 28,
           Mosier and Richard T. Schwarz.                                           1996.

   10.10   Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the  Exhibit 10.01 to Form
           Company.                                                                 10-Q filed August 8,
                                                                                    1997.


   10.11   Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000   Exhibit 10.02 to Form
           executed by Jeffrey I. Friedman in favor of the Company.                 10-Q filed August 8,
                                                                                    1997.

   10.12   Unsecured Promissory Note dated May 23, 1997 in the amount of            Exhibit 10.03 to Form
           $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.      10-Q filed August 8,
                                                                                    1997.

   10.14   Share Option Agreement dated November 18, 1993 by and between the        Exhibit 10.14 to Form
           Company and William A. Foley, Gerald C. McDonough, Frank E. Mosier and   10-K filed March 30,
           Richard T. Schwarz.                                                      1993.

   27      Financial Data Schedule                                                  Exhibit 27 filed
                                                                                    herewith.

  (b)      Reports on Form 8-K.

           A Current Report on Form 8-K dated June 30, 1998 was filed on July 13, 1998 as amended by Form 8-K/A-1 dated
           June 30, 1998 and filed on August 31, 1998.

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ASSOCIATED ESTATES REALTY
                                               CORPORATION



          November 16, 1998                  /s/ Dennis W.  Bikun
          (Date)                             Dennis W. Bikun, Vice
                                             President, Chief Financial
                                             Officer and Treasurer