Form 10-Q/A
period 1998-09-30
ASSOCIATED ESTATES REALTY CORP
filed 1999-03-29
CIK 911635

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

                Number of shares outstanding as of March 29, 1999:
                                  22,617,958 shares

                        ASSOCIATED ESTATES REALTY CORPORATION



                                        INDEX

   PART I  -  FINANCIAL INFORMATION                                 Page


   ITEM 1  Condensed Financial Statements

           Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997                3

           Consolidated Statements of Income for the three and
              nine month periods ended September 30, 1998 and 1997    4

           Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 1998 and 1997         5

           Notes to Financial Statements                              6

   ITEM 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    20

   PART II  -  OTHER INFORMATION

    ITEM 6     Exhibits and Reports on Form 8-K                      35

   SIGNATURES                                                        38

                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                                   (Restated)
                                                                    September 30,   December 31,
                                                                         1998           1997
                                                                     (Unaudited)
                               ASSETS

   Real estate assets:
     Land                                                           $ 88,278,636   $ 54,906,050
       Buildings and improvements                                    749,001,597    550,156,521
     Furniture and fixtures                                           32,009,550     24,997,001
                                                                     869,289,783    630,059,572
       Less:  accumulated depreciation                              (149,433,938)  (130,668,538)
                                                                     719,855,845    499,391,034
       Construction in progress                                       49,494,451     16,439,393
          Real estate, net                                           769,350,296    515,830,427
   Cash and cash equivalents                                           1,787,636      2,251,819
   Restricted cash                                                     7,091,140     10,125,513
   Accounts and notes receivable:
     Rents                                                             2,394,064      2,256,158
     Affiliates and joint ventures                                    15,166,723     14,439,155
     Other                                                             2,876,192      2,385,829
   Deferred charges, intangible assets and prepaid expenses           15,375,076      6,621,404
                                                                    $814,041,127   $553,910,305
                LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                                     $ 63,878,679   $ 57,817,981
   Unsecured debt                                                    408,535,991    260,352,307
       Total indebtedness                                            472,414,670    318,170,288
   Accounts payable and accrued expenses                              18,931,393     16,197,356
   Dividends payable                                                  10,507,585      7,938,692
   Resident security deposits                                          5,845,258      4,867,011
   Funds held on behalf of managed properties:
     Affiliates and joint ventures                                     6,510,044      7,124,217
     Other                                                             4,066,826      2,340,115
   Accrued interest                                                    4,533,848      3,776,884
   Accumulated losses and distributions of joint ventures
     in excess of investment and advances                             12,752,363     12,337,664
       Total liabilities                                             535,561,987    372,752,227

   Operating partnership minority interest                            10,902,557              -


   Commitments and contingencies                                               -              -
   Shareholders' equity:


     Preferred shares, Class A cumulative, without
       par value; 3,000,000 authorized, liquidation preference
       of $25 per share, 225,000 issued and outstanding                56,250,000     56,250,000
     Common shares, without par value, $.10 stated
       value; 50,000,000 authorized; 22,621,958 and
       17,073,773 issued at September 30, 1998
       and December 31, 1997, respectively                             2,262,195      1,707,377
     Paid-in capital                                                 277,120,515    171,752,807
     Accumulated dividends in excess of net income                   (67,589,604)   (48,552,106)
     Less:  Treasury shares, at cost, 25,000 shares at
              September 30, 1998                                        (466,523)             -
       Total shareholders' equity                                    267,576,583    181,158,078
                                                                    $814,041,127   $553,910,305

                     The accompanying notes are an integral part
                            of these financial statements

                         ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                           For the three months ended  For the nine months ended
                                                  September 30,              September 30,
                                               1998         1997           1998          1997
                                           ----------   -----------    -----------  -----------
                                           (Restated)                  (Restated)
   Revenues
    Rental                                 $35,783,150  $  26,154,443  $95,773,865  $ 74,258,037
    Property management fees                 1,426,665        930,124    3,256,711     2,844,349
    Asset management fees                      636,108              -      636,108             -
    Painting services                          481,775        448,666    1,202,759     1,304,519
    Other                                      905,664        531,240    1,918,958     1,342,604
                                            39,233,362     28,064,473  102,788,401    79,749,509
   Expenses
    Property operating and maintenance      16,571,398     11,334,163   41,790,131    31,005,051
    Depreciation and amortization            7,082,905      4,818,185   18,105,384    13,680,669
    Painting services                          469,027        395,440    1,200,968     1,154,075
    Preliminary project costs                  200,456              -      200,456             -
    General and administrative               3,078,635      1,331,472    6,713,606     4,402,314
    Interest expense                         7,346,108      4,681,293   20,890,667    13,641,493
      Total expenses                        34,748,529     22,560,553   88,901,212    63,883,602
   Income before equity in net income of
     joint ventures, minority interest
     and extraordinary items                 4,484,833      5,503,920   13,887,189    15,865,907
    Equity in net income of joint ventures     105,950        272,104      312,839       492,586
    Minority interest in operating             (39,353)             -      (39,353)             -
    partnership
    Income before extraordinary item         4,551,430      5,776,024   14,160,675    16,358,493
    Extraordinary loss or (gain)
      extinguishment of debt                         -         19,733      124,895    (1,023,713)
   Net income                              $ 4,551,430  $   5,756,291  $14,035,780  $ 17,382,206

   Net income applicable to common shares  $ 3,180,325  $   4,385,186  $ 9,922,465  $ 13,268,891

   Earnings Per Common Share - Basic:
    Net income before extraordinary item   $       .14  $         .26  $       .53  $        .77
    Net income                             $       .14  $         .26  $       .52  $        .83

   Earnings Per Common Share - Diluted:
    Net income before extraordinary item   $       .14  $         .26  $       .53  $        .77
    Net income                             $       .14  $         .26  $       .52  $        .83

   Dividends paid per common share         $      .465  $        .465  $     1.395  $      1.395

   Weighted average number of
     common shares outstanding  - Basic     22,598,199     17,052,189   18,954,875    15,904,262
                                - Diluted   23,057,918     17,078,126   19,109,799    15,930,835

                      The accompanying notes are an integral part
                             of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                     (UNAUDITED)

                                                                           1998            1997
                                                                       (Restated)
   Cash flow from operating activities:
    Net income                                                        $  14,035,780   $ 17,382,206
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                      18,105,384     13,680,669
      Minority interest in operating partnership                             39,353              -
      Loss (gain) on extinguishment of debt                                 124,895     (1,023,713)
      Equity in net income of joint ventures                               (312,838)      (492,588)
      Earnings distributed from joint ventures                              394,267        509,228
      Net change in assets and liabilities net of effect of the
       MIGRA merger -  Accounts and notes receivable                         91,832     (3,011,883)
                    -  Accounts and notes receivable-
                        affiliates and joint ventures                       819,490     (5,541,263)
                    -  Accounts payable and accrued expenses             (5,501,700)    (1,916,246)
                    -  Other operating assets and liabilities            (1,543,222)     1,382,030
                    -  Restricted cash                                    5,373,197        712,809
                    -  Funds held for non-owned managed properties        1,495,162        352,256
                    -  Funds held for non-owned managed properties-
                        affiliates and joint ventures                    (2,952,997)     1,373,220
         Total adjustments                                               16,132,823      6,024,519
      Net cash flow provided by operations                               30,168,603     23,406,725

   Cash flow from investing activities:
    Loans receivable-affiliate                                                    -     (3,342,000)
    Real estate acquired or developed (net of liabilities assumed)     (133,012,361)  (108,585,330)
    Fixed asset additions                                                (3,038,473)    (1,706,381)
    Distributions from joint ventures                                       244,457       (100,833)
      Net cash flow used for investing activities                      (135,806,377)  (113,734,544)
   Cash flow from financing activities:
    Principal payments on mortgage notes                                 (8,763,651)   (19,068,056)
    Proceeds from mortgage notes                                                  -      8,100,000
    Proceeds from senior and medium-term notes                           20,000,000     50,000,000
    Proceeds from the issuance of common shares,
      net of $2,187,500 of underwriting commissions
      and $150,306 of offering expenses                                           -     38,838,432
    Line of Credit borrowings                                           948,100,000    305,600,000
    Line of Credit repayments                                          (821,100,000)  (265,900,000)
    Deferred financing and offering costs                                (2,091,850)      (606,798)
    Common share dividends paid                                         (26,391,069)   (21,958,666)
    Preferred share dividends paid                                       (4,113,316)    (4,113,315)
    Purchase of treasury shares                                            (466,523)             -
    Stock options exercised                                                       -          1,717
      Net cash flow provided by financing activities                    105,173,591     90,893,314
      Decrease in cash and cash equivalents                                (464,183)       565,495
   Cash and cash equivalents, beginning of period                         2,251,819      1,286,959
   Cash and cash equivalents, end of period                           $   1,787,636   $  1,852,454


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

          2.  RESTATEMENT OF THIRD QUARTER RESULTS

              The third quarter ended September 30, 1998 has been restated to reflect certain adjustments identified during the fourth quarter of 1998 which related to the third quarter ended September 30, 1998.

          These adjustments, which in the aggregate decrease reported net income, primarily relate to the accrual of real estate taxes, the adjustment for operating expenses incurred at the development properties during lease-up that were inadvertently capitalized and other repair and maintenance items incorrectly capitalized offset by the recording of other adjustments. The following table summarizes the impact to amounts previously reported.

                                                For the three months ended
                                             --------------------------------
                                              Sept. 30, 1998   Sept. 30, 1998
                                              As Previously          As
                                                 Reported         Restated

          Total liabilities                   $535,101,409     $535,561,987
          Total shareholders' equity          $268,037,161     $267,576,583
          Net income                          $  5,012,008     $  4,551,430
          Net income applicable to
            common shares                     $  3,640,903     $  3,180,325
          Earnings Per Common Share-Basic:
           Net income before extraordinary
            item                              $        .16     $        .14
           Net income                         $        .16     $        .14
          Earnings Per Common Share-Diluted:
           Net income before extraordinary
            item                              $        .16     $         .14
           Net income                         $        .16     $         .14

                                                 For the nine months ended
                                              -------------------------------
                                              Sept. 30, 1998   Sept. 30, 1998
                                               As Previously          As
                                                Reported          Restated

          Total liabilities                   $535,101,409     $535,561,987
          Total shareholders' equity          $268,037,161     $267,576,583
          Net income                          $ 14,496,358     $ 14,035,780
          Net income applicable to
            common shares                     $ 10,383,043     $  9,922,465
          Earnings Per Common Share-Basic:
           Net income before extraordinary
            item                              $        .55     $        .53
           Net income                         $        .55     $        .52
          Earnings Per Common Share-Diluted:
           Net income before extraordinary
            item                              $        .55     $        .53
           Net income                         $        .54     $        .52


          3.   DEVELOPMENT AND ACQUISITION OF MULTIFAMILY PROPERTIES

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

          4.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1997:

                            Class A       Common                    Accumulated
                           Cumulative     Shares                     Dividends    Treasury
                           Preferred     (at $.10       Paid-In    In Excess Of    Shares
                             Shares    stated value)    Capital     Net Income   (at cost)      Total


   Balance, Dec. 31, 1997 $56,250,000 $   1,707,377  $171,752,807 $(48,552,106)      -      $181,158,078
    Net income (Restated)      -            -              -        14,035,780       -        14,035,780
    Issuance of 484
     restricted common
     shares                    -                 48           (48)       -           -            -
    Issuance of 5,547,701
     common shares
     relating to the
     MIGRA merger and the
     acquisition of the
     MIG REIT properties       -            554,770   105,508,589        -           -       106,063,359
    Additional costs
     relating to common
     share offering            -            -            (140,833)       -           -          (140,833)
    Purchase of
     treasury shares           -            -              -             -       (466,523)      (466,523)
    Common share
     dividends declared        -            -              -       (28,959,962)      -       (28,959,962)
    Preferred share
     dividends declared        -            -              -        (4,113,316)      -        (4,113,316)
   Balance, September 30,
     1998 (Restated)      $56,250,000 $   2,262,195  $277,120,515 $(67,589,604)  $(466,523) $267,576,583


          5.   SECURED DEBT

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

          7.   TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

          8.   PREFERRED AND COMMON SHARES

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

          9.   EARNINGS PER SHARE

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

                                                For the three months        For the nine months
                                                 ended September 30,        ended September 30,
                                                  1998         1997         1998          1997
                                                (Restated)                  (Restated)
   Basic Earnings Per Share:
   Income before extraordinary items          $ 4,551,430  $ 5,776,024  $14,160,675   $16,358,493
     Less: Preferred share dividends          ( 1,371,105) ( 1,371,105) ( 4,113,315)  ( 4,113,315)
   Income before extraordinary items
     applicable to common shares                3,180,325    4,404,919   10,047,360    12,245,178
     Extraordinary items gain (loss)                    -      (19,733)    (124,895)    1,023,713
   Net income applicable to common shares     $ 3,180,325  $ 4,385,186  $ 9,922,465   $13,268,891

   Diluted Earnings Per Share:
   Income before extraordinary items          $ 4,551,430  $ 5,776,024  $14,160,675   $16,358,493
     Add:  Minority interest in operating
           partnership                             39,353            -       39,353             -
     Less:  Preferred share dividends         ( 1,371,105) ( 1,371,105) ( 4,113,315)  ( 4,113,315)
   Income before extraordinary items
     applicable to common shares                3,219,678    4,404,919   10,086,713    12,245,178
     Extraordinary items gain (loss)                    -      (19,733)    (124,895)    1,023,713
   Net income applicable to common shares     $ 3,219,678  $ 4,385,186  $ 9,961,818   $13,268,891

   Number of Shares:
   Basic-average shares outstanding            22,598,199   17,052,189   18,954,875    15,904,262
     Add: Dilutive effect of stock options              -       25,937            -        26,573
          Operating partnership units             459,719            -      154,924             -
     Diluted shares                            23,057,918   17,078,126   19,109,799    15,930,835

   Per Share Amount-Income
     Before Extraordinary Item:
       Basic                                  $       .14  $       .26  $       .53   $       .77
       Diluted                                $       .14  $       .26  $       .53   $       .77

   Per Share Amount-Net Income:
       Basic                                  $       .14  $       .26  $       .52   $       .83
       Diluted                                $       .14  $       .26  $       .52   $       .83

               Options to purchase 1,243,474 and 1,070,274 common shares were outstanding at September 30, 1998 and December 31, 1997, respectively, a portion of which has been reflected above using the treasury stock method.

         10.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

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



          11.  PRO FORMA CONDENSED FINANCIAL INFORMATION

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

                                                  For the nine months
                                                  ended September 30,
                                                    1998        1997
                                                  (Restated)
                                                 (In thousands, except
                                                   per share amounts)

   Revenues                                      $   113,292 $   107,767
   *Net income                                        11,034      16,443
   *Income applicable to common shares                 6,921      12,329
   *Income per common share
        - Basic                                  $      0.31 $      0.55
        - Diluted                                $      0.30 $      0.53
     Weighted average common shares outstanding:
        - Basic                                       22,597      22,597
        - Diluted                                     23,057      23,057

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

          12.  CONTINGENCIES

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

          13.  SUBSEQUENT EVENTS

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


          RESULTS OF OPERATIONS
          Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997
               Overall, total revenue increased $11,168,900 or 39.8% and total expenses before the equity in net income of the joint ventures, minority interest expense and extraordinary item increased $12,188,000 or 54.0% for the quarter. Net income applicable to common shares decreased $1,204,900 or 27.5%, after payment of the dividends on the Company's Perpetual Preferred Shares.

               In the following discussion of the comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997, the term Core Portfolio Properties refers to the 74 wholly owned multifamily properties owned by the Company at June 30, 1997. Acquired Properties refers to the 20 properties acquired between July 1, 1997 and September 30, 1998.

               During the quarter ended September 30, 1998, the Acquired Properties generated total revenues of $12,571,600 while incurring property, operating and maintenance expenses of $4,668,700.

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

          Other Revenues:
               Other income increased $374,400 or 70.5% for the quarter. The increase is due primarily to real estate tax refunds and miscellaneous accrual adjustments.

               The Company recognized asset management fee revenues of $636,100 during the quarter. These revenues represent the collection of management fees by MIGRA relating to their institutional investor clients.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $5,237,200 or 46.2% for the quarter. Operating and maintenance expenses at the Acquired Properties increased $3,957,700 for the quarter due primarily to the operating and maintenance expenses incurred at the three properties acquired during 1997, the thirteen properties acquired in 1998, and the newly constructed properties of Bradford at Easton and The Village of Western Reserve. Property operating and maintenance expenses at the Core Portfolio Properties increased $1,279,600, or 12.1% when compared to the quarter ended September 30, 1997 primarily due to increases in personnel; building and grounds repair and maintenance; and real estate taxes and insurance. Building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $156 per suite for the quarter ended September 30, 1998 as compared to $144 per suite for the quarter ended September 30, 1997.

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

          RESULTS OF OPERATIONS
          Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997
               Overall, total revenue increased $23,038,900 or 28.9% and total expenses before the equity in net income of the joint ventures, minority interest expense and extraordinary item increased $25,017,600 or 39.2% for the nine month period. Net income applicable to common shares before the extraordinary item decreased $2,197,800 or 17.9%, after payment of dividends on the Company's Perpetual Preferred Shares.

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

               During the nine months ended September 30, 1998, the Acquired Properties generated total revenues of $29,939,000 while incurring property, operating and maintenance expenses of $11,325,200.

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

          Other Revenues:
               Other revenues increased $576,400 or 42.9% primarily due to refunds of workers compensation, real estate tax refunds and write-off of outstanding and voided checks.

               The Company recognized asset management fee revenues of $636,100 for the nine month period. These revenues represent the collection of management fees by MIGRA relating to their institutional investor clients.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $10,785,100 or 34.8% for the nine month period. Operating and maintenance expenses at the Acquired Properties increased $8,208,200 for the nine month period due primarily to the operating and maintenance expenses incurred at the 25 properties acquired between January 1, 1997 and September 30, 1998, and the two newly constructed properties. Property operating and maintenance expenses at the Core Portfolio Properties increased $2,576,900 or 9.2% when compared to the prior nine month period primarily due to increases in payroll, real estate taxes and insurance, and other operating expenses. Total expenditures for building renovations and suite and common area refurbishment in the Core Portfolio Properties that were not considered to be capital in nature averaged $363 per suite for the nine months ended September 30, 1998 as compared to $338 per suite for the nine months ended September 30, 1997.

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

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and nine month periods ended September 30, 1998 and 1997 are summarized in the following table:

                                                    For the three months  For the nine months
                                                     ended September 30,  ended September 30,
   (In thousands)                                      1998       1997       1998      1997

   Net income applicable to common shares           $   3,180  $   4,385  $  9,922  $ 13,269

   Depreciation on real estate assets
     Wholly owned properties                            6,428      4,451    16,654    12,734
     Joint venture properties                             107        100       319       342
     Amortization of intangible assets                    140          -       140         -
     Preliminary project costs                            200          -       200         -
     Extraordinary item                                     -         20       125    (1,024)
   Funds From Operations                               10,055      8,956    27,360    25,321

   Depreciation - other assets                            216        191       633       434
   Amortization of deferred financing fees                312        186       713       539
   Fixed asset additions                                 (108)      (273)     (273)     (504)
   Fixed asset additions - joint venture properties         -          -         -         -
   Distributable Cash Flow                          $  10,475  $   9,060  $ 28,433  $ 25,790

   Weighted average shares - Basic                     22,598     17,052    18,955    15,904
   Weighted average shares - Diluted                   23,058     17,078    19,110    15,931

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

    4.6    Indenture dated as of March 31, 1995 between Associated Estates Realty   Exhibit 4.6 to Form
           Corporation and National City Bank.                                      10-Q filed May 11,
                                                                                    1995.

    4.7    $75 Million 8-3/8% Senior Note due April 15, 2000                        Exhibit 4.7 to Form
                                                                                    10-Q filed May 11,
      36                                                                                    1995.


    4.8e   Credit Agreement dated June 30, 1998, by and among Associated Estates    Exhibit 4.8e to Form
           Realty Corporation, as Borrower; the banks and lending institutions      10-Q filed August 14,
           identified therein as Banks; National City Bank, as Agent and Bank of    1998.
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



                                             ASSOCIATED ESTATES REALTY
                                               CORPORATION



          March 29, 1999                     /s/ Kathleen L. Gutin
          (Date)                             Kathleen L. Gutin, Vice
                                             President & Chief Financial
                                             Officer