Form 10-K405
period 1998-12-31
ASSOCIATED ESTATES REALTY CORP
filed 1999-03-30
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-K

              [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended  December 31, 1998

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $195,016,516 as of March 29, 1999.

          The number of Common Shares outstanding as of March 29, 1999 was 22,617,958.

                         DOCUMENTS INCORPORATED BY REFERENCE
                           (To The Extent Indicated Herein)

          Portions of the Annual Performance Report to Shareholders for the fiscal year ended December 31, 1998 (in Parts II, III and IV). Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1999 (in Part III).

                        ASSOCIATED ESTATES REALTY CORPORATION
                                  TABLE OF CONTENTS
                               FORM 10-K ANNUAL REPORT
                         FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                    Page



   Item
                               PART I

    1.  Business                                                   1
       Strategy and Philosophy                                     2
       Management and Operations Strategy                          2
       Acquisitions, development and dispositions                  3
       Financing                                                   4
       Registration statements                                     6
       Competitive Conditions                                      6
       Inflation                                                   7
       Main Offices                                                7
       Employees                                                   7
    2.  Properties                                                 8
       Market-rate Properties                                      8
       Government-Assisted Properties                              8
       Congregate Care Facilities                                  9
       Undeveloped Land                                            9
       Indebtedness Encumbering the Properties                     9
       Government Programs                                         9
        Rental Assistance Program                                  9
        Mortgage Insurance Programs                               11
    3.  Legal Proceedings                                         11
    4.  Submission of Matters to a Vote of Security Holders       11

                               PART II

    5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters                              12
    6.  Selected Financial and Other Data                         12
    7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       16
   7A.  Quantitative and Qualitative Disclosures about
         Market Risk                                              33
    8.  Financial Statements and Supplementary Data               33
    9.  Changes and Disagreements with Accountants
         on Accounting and Financial Disclosure                   33

                              PART III

   10.  Directors and Executive Officers of the Registrant        34
   11.  Executive Compensation                                    36
   12.  Security Ownership of Certain Beneficial
         Owners and Management                                    36
   13.  Certain Relationships and Related Transactions            36

      Glossary                                                    37

                               PART IV

   14.  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                  39

          See "Glossary" for the definitions of certain capitalized terms used in this Form 10-K.


                                        PART I

          Item 1.  Business

               Associated Estates Realty Corporation (the "Company"), a fully integrated real estate company, was formed in July 1993 to continue the business of the Associated Estates Group ("AEG") which was developing, acquiring, owning and managing multifamily residential rental apartment facilities. The Company's portfolio currently consists of 101 multifamily properties (the "Properties") including properties owned directly by the Company or by a subsidiary of the Company or properties in which the Company was a joint venture partner. The Properties' 21,558 units are located in Arizona, California, Florida, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania and Texas.

               On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA") into the Company and the related acquisition of eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") and one development property. The aforementioned June 30, 1998 transactions, together with the Company's purchase of the MRT properties and a newly developed property are collectively referred to as the "MIGRA Related Transaction". In connection with the merger, the Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA is a registered investment advisor and also functions as a mortgage banker and as
          a real estate advisor to pension  systems.   MIGRA recognizes
          revenue primarily from its client's real estate acquisitions and dispositions, loan origination and consultation, debt servicing, asset and property management and construction lending activities. MIGRA earns the majority of its debt servicing fee revenue from two of its pension fund clients. MIGRA's asset management, property management, investment advisory and mortgage servicing operations including those of the prior MIGRA affiliates are collectively referred to herein as the "MIGRA Operations".

               Of the Company's 21,558 units, 19,461 units are contained in conventional, market-rate properties (the "Market-rate Properties") and 1,927 units are contained in properties, the rents of which are subsidized by the United States Department of Housing and Urban Development (the "Government-Assisted Properties"). The remaining 170 units are contained in apartment communities for elderly persons that provide residents with a choice of receiving one daily meal, housekeeping, laundry and other services and recreational and educational activities ("Congregate Care Facilities"). Economic occupancy during 1998 averaged 92.5%. Additionally, the Company owns nine undeveloped land parcels containing an aggregate of 225 acres.

               The Company is a self-administered and self-managed Real
          Estate Investment Trust ("REIT") and accordingly, does not engage or pay for a REIT advisor. The Company manages all of the Properties, and either AEG or the Company has managed all of the Properties continuously since their acquisition or development by AEG or the Company. Of the Company's 101 Properties, 41 were developed and two were acquired by AEG prior to the IPO and 56 properties were acquired in separate transactions by the Company or developed after the IPO. Subsequent to the IPO, the Company also acquired the remaining 50% interest in two of the Properties included in the Company's Portfolio at the time of the IPO which were previously owned by joint ventures (together with the 59 Properties referred to above, the "Acquired Properties").
          Thirty-two of the Acquired Properties are located in Ohio, 11 are located in Michigan, three are located in Indiana, three are located in Maryland, two are located in Florida, two are located in Georgia, one is located in Arizona, one is located in California, one is located in North Carolina, one is located in Pennsylvania, and one is located in Texas. The 59 Acquired
          Properties contain 12,974 units, including 220 units that were added to these Properties after their acquisition.

               The Company also currently manages 12,426 residential units and seven commercial properties (containing an aggregate of approximately 782,000 square feet of gross leasable area), not owned by the Company. In addition, the Company owns substantially all of the economic interests in four corporations which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies".

               Strategy and Philosophy. The Company, together with affiliated entities, has assembled, through development, acquisition and substantial rehabilitation, one of the largest portfolios of multifamily properties in the Midwest. With the acquisition of MIGRA, the Company's focus has expanded beyond the Midwest to a portfolio that targets selected markets throughout the country. The Company is committed to unequaled resident service and attentive, "hands-on" management necessary to maintain and enhance its position as a leading owner, developer and manager of multifamily properties.

               The Company understands the importance of increasing its cash flow and Funds From Operations (on an aggregate and per share basis) as well as the value of its portfolio of Properties. The Company is also committed to continuing growth through the active management of the Properties, the selective acquisition and development of additional multifamily properties, and growing its advisory business through its coinvestment strategy.

               Management and Operations Strategy. The Company has employed a strategy of developing and acquiring a group of multifamily properties in various locations that has resulted in a strategically balanced portfolio allowing the Company to respond to changing lifestyles and demographics. Presently, approximately 85% of the Company's units are located in Indiana, Ohio and Michigan. The Company provides a variety of multifamily rental housing types with monthly rents ranging from $325 to $1,400 and a portfolio average of $666 per unit at December 31, 1998. During 1998, the Company began the transition from a centralized to a decentralized management system to facilitate the Company's multi-regional operations following the acquisition of MIGRA. Regional and satellite offices are located in Walnut Creek, California; West Palm Beach, Florida; Detroit, Michigan; and Columbus, Ohio to further support the Company's regional operations.

               Management of the Properties is supervised by a team of seven real estate professionals which consist of an executive officer and six Regional Vice Presidents who together possess nearly 150 years of experience in the property management industry. The Company's management approach is to monitor its marketplace closely and to seek to provide superior services to its residents through hands on management. The Company believes this concept simplifies the handling of management tasks and on-site situations and helps ensure that the site staff provides quality service to its residents. Consistent with the Company's decentralization efforts, property managers have been given additional responsibility and authority for the performance of their properties, with an emphasis on increasing the information flow to allow them to manage their property's bottom line growth. In support of these efforts, the Company is performing a major hardware upgrade at all properties in 1999, rolling out new processes to support the decentralized structure, and installing new property management software.

               Over the years, the Company has also applied its management approach to the management of properties for third parties. The Company believes that third-party property management broadens the Company's knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power, provides a network for new personnel and generates fee income.

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

               The long term goal for the Company is to reduce portfolio concentration in Ohio with dispositions within the state and acquisitions in other geographic regions. Although current conditions, principally restricted access to capital, dictate a significant reduction in acquisitions for 1999, the Company's long term plan is to seek economic diversification through strategic acquisitions.

               It is expected that to meet the Company's long term strategic acquisition goal, individual acquisitions will be located in the select metro areas of Atlanta, Washington, D.C., Orlando, south Florida and Tampa. Management believes that these markets offer excellent diversification characteristics as well as operational efficiency. As with all growth markets at this time, new development is active in these markets. The Company's market research and operational experience in these areas will guide site selection and pricing.

               One facet of the Company's growth strategy is based on co-investment with institutional investors. Two programs have been created for the implementation of the strategy. The first is a co-investment development program that consists of individual development partnerships allowing the Company and its institutional partners to seek the high yields associated with development. The projects in this program will be built for long term hold or a forward contracted sale. The second program is a multifamily pooled fund which is designed to offer a favorable risk-return relationship for the Company. This fund will acquire assets at stabilization or through forward contracts. Both programs will employ moderate project specific debt. The expected equity division is 25% from the Company and 75% from all institutional investors. These two programs should allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investment because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily apartment management.

               These programs described above are currently being actively marketed and there can be no assurance that the Company will attract institutional capital to fund these programs.

               Acquisitions, development and dispositions. Should the Company acquire any multifamily properties in 1999, it would finance such acquisitions and developments with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed Funds From Operations, or secured debt financings.

               During 1998, the Company acquired 16 properties containing 4,114 units and two parcels of land consisting of 90 acres, including 12 properties containing a total of 3,102 units acquired in connection with the acquisition of MIGRA located in Arizona, California, Florida, Georgia, Maryland, North Carolina, and Texas; a 316 unit property located in Toledo, Ohio, a 324 unit property that was constructed in Columbus, Ohio; a 264 unit property located in Indianapolis, Indiana; and a 108 unit property that was constructed in Streetsboro, Ohio. The aggregate purchase price of these acquisitions was $268.3 million and was financed with the issuance of common stock valued at $96.4 million, operating partnership units valued at $12.0 million, the assumption of mortgage indebtedness of $31.5 million and borrowings under the Company's Line of Credit of approximately $128.4 million. A 156 unit property located in St. Louis, Missouri, was sold.

               The following schedule details construction in progress at December 31, 1998:

                                               Placed in
     (dollars in thousands)   Number   Costs    Service  December 31, 1998  Estimated
                                of   Incurred   through    Land  Building   Scheduled
            Property          Units   to Date   12/31/98   Cost    Cost    Completion

   ANN ARBOR, MICHIGAN
     Arbor Landings Apts. II    160  $   9,043 $ 4,268   $   276 $   4,499    1999

   ATLANTA, GEORGIA
     Boggs Road                 535      4,046      -      3,955        91     TBD
   BATTLE CREEK, MICHIGAN
     The Landings at the                                                       TBD
       Preserve                  90        314      -        266        48

   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II             118        750      -        402       348     TBD

   WESTLAKE, OHIO
     Westlake                   300        704      -        523       181    2000

   ORLANDO, FLORIDA
     Windsor at Kirkman Apts.   460     35,252      -      3,222    32,030    1999

   AVON, OHIO
     Village at Avon            312      5,373      -      2,158     3,215    2000

   Other                          -      2,526      -        326     2,200
                              1,975  $  58,008 $4,268(1) $11,128 $  42,612

          (1) Including land of $368.

               Financing. Eighty-two of the Company's 94 wholly owned properties were unencumbered at December 31, 1998 with earnings before interest, depreciation and amortization ("EBITDA") of approximately $59.7 million and an historical cost basis of approximately $730.3 million. The remaining twelve of the Company's wholly owned properties have an historical cost basis of $159.4 million and secured property specific debt of $80.0 million at December 31, 1998. Unsecured debt, which totaled $423.9 million at December 31, 1998, consisted of $112.5 million in Medium-Term Notes; Senior Notes of $84.9 million; amounts drawn on the Company's Line of Credit of $226.0 million; and amounts drawn on the MIGRA Line of Credit Facilities of approximately $0.5 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.5 million at December 31, 1998. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.28% at December 31, 1998.

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility. During the third quarter of 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provides for an extension of the term for an additional year through June 2001 with the Company having the option to extend the term through June 2002. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to less than 95%, and 90% of Distributable Cash Flow, as defined in the agreement, for 1999 and 2000, respectively, and
          (iii) maintain certain debt coverage ratios. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. Based on the revised credit ratings that the Company received from Moody's and Standard and Poor's on March 16, 1999, the spread increased 85 basis points to 225 basis points. The Company believes that this could have an adverse impact of up to $.05 on earnings per share in 1999. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, payable annually in advance on each anniversary date. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At December 31, 1998, $226.0 million was outstanding under this facility.
          The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.88% and 7.04% at December 31, 1998 and 1997, respectively.

               At March 31, 1998, the Company was in violation of certain financial ratio covenants under the Line of Credit. The Company received waivers of those violations through June 30, 1998. Additionally, the Company advised its bank group that it was not in compliance with one of the financial covenants concerning the Company's net worth as of September 30, 1998. The net worth covenant required that the Company maintain a minimum net worth of $400 million, based on a formula that incorporates the annualized multiple of the most recent quarter's EBITDA, as defined in the Agreement. The Company negotiated with its bank group for a waiver by the banks of the breach of the net worth covenant, along with an increase in borrowing costs under its Line of Credit from LIBOR plus 100 basis points to LIBOR plus 140 basis points (based on the then-current credit rating). In addition, certain of the covenants, including the minimum net worth covenant, were modified to provide the Company a limited increase in flexibility. The minimum net worth covenant was reduced from $400 million to $325 million. The bank group continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant. A $395,000 default waiver fee was paid in December 1998 and is reflected in the Consolidated Statements of Income. The Company's ability to avoid future covenant violations requires stability in property operating performance and is dependent upon future LIBOR rate movements. Because of the volatility of the Company's recent operating performance and the inability to predict interest rates with certainty, no assurances can be given that the Company will not have future covenant violations. If such covenant violations should occur, the Company believes that it has sufficient financial resources available to manage any such eventuality.

               MIGRA maintains a $500,000 Line of Credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. MIGRA's borrowings under this facility bears interest at prime plus one percent. At December 31, 1998, $446,565 was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the MIGRA Line of Credit Facility was 9.85% at December 31, 1998. Subsequent to December 31, 1998, the Company paid off the outstanding balance of $446,565 on this facility. In connection with the merger, the Company assumed an additional $500,000 Line of Credit Facility that was paid off at maturity on October 31, 1998.

               The Company had eleven Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million and ten MTN's outstanding with an aggregate balance of $92.5 million at December 31, 1998 and 1997, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 9.27 years at December 31, 1998. The holders of two MTN's with stated terms of 30 years each have a right to repayment of five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity would be 4.91 years. The weighted average interest rate of the 11 MTN's is 6.99% for the year ended December 31, 1998 and 6.97% for the ten MTN's outstanding at December 31, 1997.
          One and four of the MTN's in the aggregate amounts of $20.0 million and $50.0 million were issued in 1998 and 1997, respectively, with the balance issued in 1996.

               The Company's current MTN Program provides for the issuance, from time-to-time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 1998, there are $62.5 million of additional MTN borrowings available under the program. However, due to the downgrade of the Company's credit rating to a non-investment grade rating in March 1999, the Company does not anticipate near to intermediate issuance of additional MTN's or similar unsecured debt instruments.

               Registration statements. The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN Program of which MTN's totaling $40.0 million have been issued leaving $62.5 million available. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale. However, due to the currently depressed price of the Company's common shares and downgrade of the Company's public debt and preferred stock in March 1999, it is unlikely that the Company will be in a position to offer any securities under its shelf registration statement in the near future.

               Competitive Conditions. The following paragraphs contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to
          place undue reliance on forward-looking statements.   These
          forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty including, without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, changes in contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

               Given the Midwestern concentration of the Market-rate portfolio, management's performance expectations are consistent with the recent past. Management projects that the market-rate rental growth will be a modest 2% over 1998. This growth rate is expected to increase, both in magnitude and volatility, as the recently acquired assets in more dynamic markets enter the Market-rate portfolio. Management's market expectations for locations where the Company has significant concentrations are as follows: Columbus is split between a strengthening northern half and a flattening southern half, Cleveland continues to exhibit stability, Michigan will continue to grow but at a slower rate, Indianapolis is improving from very competitive conditions, Washington, D.C., Atlanta, and Orlando are in equilibrium with significant additions to employment and apartment supply, and south Florida is tightening overall as significant development is being absorbed.

               Inflation. Management's belief is that any effects of small inflation fluctuations would be negligible on the operational performance of this portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases.

               The Company expects that building and grounds repair and maintenance expenditures for the Market-rate Portfolio Properties will decrease substantially when compared to the prior year as a result of the reclassification of these costs due to the adoption of the Company's new capitalization policy effective January 1, 1999. Under the new policy, expenditures for replacements and individual unit improvements such as carpet, appliances and kitchen and bath upgrades and renovations that provide benefits over several accounting periods will be capitalized and depreciated over their estimated useful lives. Under the Company's previous policy, these items would have been expensed. Without giving effect to the new policy, property maintenance expenditures are expected to increase compared with the prior year as the Company continues to maintain its properties to maximize its earnings potential. Utility expenditures will vary over prior periods as the effect of weather-related usage variances is factored into the level of utility expense.

               The market for the Government-Assisted Properties is unique in that the residents of these properties receive assistance under the Rental Assistance Program. See "Item 2. The Properties-Government Programs." At many of the Government-Assisted Properties, waiting lists of qualified applicants are maintained which minimize the need to advertise these units. The average Economic Occupancy of these Properties consistently exceeds 98%. However, changes in these government programs could potentially create decreased rental revenues, additional vacancies, require more marketing costs and in some cases, these properties may be converted to Market-rate properties.

               Main Offices. The Company's headquarters office is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and a 3.7 acre parcel of adjacent land for further development or expansion, all of which are owned by the Company.

               Employees. The Company has approximately 1,090 employees; approximately 160 of whom are located at the Company's headquarters.

          Item 2.  The Properties

               The Northeast Ohio Properties consist of (i) 48 owned Properties containing 9,793 units, seven of which are owned by joint ventures in which the Company owns interests ranging between 33-1/3% and 50%, (ii) one property that is currently under construction, the first phase of which will contain 164 units and, when completed, will contain 312 units, and (iii) one undeveloped land parcel consisting of 39 acres. The joint ventures consist of five general partnerships and two limited partnerships in which the Company is a general partner. The Company has the authority to manage the day-to-day operations of the Properties owned by the joint ventures. With respect to seven of these joint ventures, the unanimous consent of the Company's joint venture partners is required for any sale of the Property owned by the joint venture or the refinancing of the indebtedness encumbering such Property.

               The Central Ohio Properties consist of (i) 24 Properties consisting of 4,135 units, and (ii) two undeveloped land parcels consisting of approximately 20 acres.

               The Central Region Properties consist of (i) 18 Properties consisting of 4,504 units primarily located in Indiana and Michigan, and (ii) undeveloped land parcels adjacent to three of the Michigan Properties consisting of approximately 43 acres.
               The Eastern Region Properties consist of (i) nine properties consisting of 2,786 units, located in Florida, Georgia, Maryland, North Carolina and Pennsylvania, and (ii) two undeveloped land parcels consisting of approximately 81 acres.

               The Western Region Properties consist of three properties consisting of 628 units located in Arizona, California and Texas.

               Market-rate Properties. Eighty-three of the Company's Properties are market-rate apartment properties in townhome, garden and high-rise buildings consisting of 19,461 units.

               Upon closing of the IPO, the Company acquired a noteholder interest in one property, in which one of the principals of the Company has a general partnership interest. Since 1984, the property has been unable to generate sufficient cash flow to meet the scheduled interest payments under these notes. The noteholder is entitled to substantially all cash flows from operations. Because the cumulative unpaid debt service on the notes is greater than seven years of aggregate principal amortization and interest, the Company currently has no intention to exercise its rights under a security agreement and foreclose on the property.

               Government-Assisted Properties. Sixteen of the Company's Properties are Government-Assisted Properties consisting of 2,085 units (of which 1,927 are Contract Units and 158 are Market-rate units). Pursuant to the HUD rental subsidy program, these units must be held available to persons meeting the criteria for eligibility (either low-income elderly or family). A portion of the rent for these units is paid directly to the Company by eligible residents and the balance is remitted to the Company by HUD. Increases in rents are established by the provisions of the applicable HAP Contract. See "Government Programs".

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

               Undeveloped Land. The Company also owns nine tracts of undeveloped land as follows: two 10 acre parcels in the Central Ohio region and two in the Northern Ohio region-consisting of approximately 10 and 39 acres,; undeveloped land parcels adjacent to three of the Michigan Properties consisting of approximately 18, 4.5, and 20.5 acres, respectively; one undeveloped land parcel in Georgia consisting of approximately 48 acres; and one land parcel which is under construction in Florida consisting of approximately 33 acres, all of which are currently zoned for multifamily property development.

               Indebtedness Encumbering the Properties. AEC financed and, in many cases, refinanced the acquisition, development and rehabilitation of its Properties with a variety of sources of mortgage indebtedness, including indebtedness insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act. See "Government Programs". The mortgage indebtedness currently encumbering nine of the Properties, including four of the Government-Assisted Properties (one of which is a joint venture property) and one of the Congregate Care Facilities, is insured by HUD under this program. Pursuant to this program, certain aspects of the Company's operation of the subject Properties are governed by the provisions of separate Regulatory Agreements. See "Government Programs". Other sources of financing have included tax-exempt and conventional mortgage financing.

               Government Programs. Twenty of the Company's Properties (including one of its Congregate Care Facilities) benefit from, and certain aspects of their operations are governed by regulation pursuant to, the rental assistance and/or the mortgage insurance program described below. Eighteen of these Properties are each owned by a wholly owned subsidiary of the Company, and the Company is a joint venture partner in two of these Properties with the Company's interest ranging from 50% to 66-2/3%. The following summary of the programs is qualified in its entirety by reference to the applicable Federal statutes and the regulations promulgated thereunder. There can be no assurance that the terms of such programs will not change or that any such changes will not be detrimental to the Company.

                    Rental Assistance Program.  The Company currently
               is entitled to receive rental assistance subsidies from HUD under Section 8 of the United States Housing Act of 1937, as amended (the "Rental Assistance Program"), for 1,927 of the 2,085 rental units in 16 multifamily properties (the "Government-Assisted Properties"). Approximately 92.4% of the total rental units in the Government-Assisted Properties (the "Contract Units") are eligible to receive rental assistance (one Government-Assisted Property contains 39 Contract Units and 158 non-subsidized units). The Company is a 50% joint venture partner in one Government-Assisted Property consisting of 108 units.

                    The Rental Assistance Program is a federal rent
               subsidy program designed to assist in making housing available to low and very low income persons and families. Under the Rental Assistance Program, HUD will make monthly housing assistance payments ("HAP Payments") to or for the account of the Company with respect to Contract Units on behalf of persons and families meeting HUD eligibility requirements ("Eligible Residents"). The amount of each monthly HAP Payment with respect to each Contract Unit is equal to the rent (the "Contract Rent") agreed to by HUD pursuant to the terms of a Housing Assistance Payments Contract (a "HAP Contract"), less the rent payment payable by the Eligible Resident for such month. An Eligible Resident is required to make rent payments (including a reasonable allowance for the cost of utilities paid by the resident) not exceeding 30% of the Eligible Resident's adjusted income. Thus, the total rental income payable to, or for the account of, the Company with respect to each Government-Assisted Property is equal to the rent paid by Eligible Residents and the HAP Payments actually paid by HUD pursuant to the applicable HAP Contract.

                    Below is a table setting forth the final
               expiration dates of the HAP Contracts for the Company's Government-Assisted Properties:

                                                       Final
                              Property            Expiration Date

                    Shaker Park Gardens II        August 2000
                    Statesman II                  November 2000
                    Tallmadge Acres               March 2001
                    Puritas Place                 September 2011
                    Jennings Commons              November 2001
                    West High Apartments          November 2001
                    Rainbow Terrace               January 2002
                    Somerset West: 39 units       March 2002
                    Lake Shore Village            October 2002
                    State Road Apartments         December 2016
                    St. James (Riverview)         November 2009
                    Twinsburg Apartments          June 2009
                    Village Towers                November 2009
                    Hillwood I                    July 2016
                    Ellet Development             December 2017
                    Sutliff Apartments II         November 2019

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

                    Additionally, HUD may permit special additional
               adjustments to reflect increases in actual and necessary expenses of owning and maintaining Contract Units which result from substantial general increases in real property taxes, utility rates, insurance or similar costs, upon demonstration that such general cost increases are not adequately compensated for by the annual adjustments.

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

                    Mortgage Insurance Programs.  The mortgage
               indebtedness encumbering seven of the Properties including three of the Government-Assisted Properties is insured by HUD pursuant to the mortgage insurance program administered under Section 221(d)(4) of the National Housing Act.

                    Owners of projects financed by loans insured by
               HUD under the HUD programs previously described are required to enter into Regulatory Agreements with HUD which remain in effect so long as the mortgage loan on the property is insured or held by HUD. Each wholly owned subsidiary of the Company that benefits from a government program has entered into a separate Regulatory Agreement in connection with the Property owned by it. The Regulatory Agreements contain certain covenants that restrict the operation of the subject Properties.

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

          Item 4.  Submission of Matters to a Vote of Security Holders

               None

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

               The following table shows the high and low closing sale prices of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 1998 and 1997 and the dividends declared per common share with respect to each such quarter.

                                                            Dividends Declared
                                 Price Range                     Per Share
                           1998                 1997           1998      1997
                      High       Low       High      Low

   First Quarter   $24-3/16   $20-1/4    $24-5/8   $22-3/8  $   .465   $ .465
   Second Quarter  $21-3/16   $18-1/2    $23-5/8   $21-3/4  $   .465   $ .465
   Third Quarter   $19-13/16  $15-15/16  $24       $22      $   .465   $ .465
   Fourth Quarter  $18-3/16   $11-11/16  $24-3/16  $22-1/2  $   .465   $ .465
                                                            $  1.860   $1.860

               The number of holders of record of the Company's common shares at December 31, 1998 was 638.

               The Company anticipates that dividends will be paid quarterly using net cash provided by operations. On December 10, 1998, the Company declared a $0.465 per share dividend for shareholders of record on December 31, 1998, which was paid on January 15, 1999. The Company's dividend policy is currently under review.

               The Company maintains a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Plan Agent purchases common shares in the open market on behalf of participating shareholders.

          Item 6.  Selected Financial and Other Data

                The following tables set forth selected financial and other data for the Company on a consolidated basis. The historical financial information contained in the tables has been derived from and should be read in conjunction with (i) the financial statements and notes thereto of the Company and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company both included elsewhere herein.

   Associated Estates Realty Corporation
   (Dollars in thousands except per share
   amounts and average monthly rental revenue)
                                                    1998     1997     1996      1995      1994
   Operating Data:
   Revenue:
    Rental                                       $132,514  $101,640 $87,975  $70,045   $48,859
    Property and asset management, and
     disposition fees                               6,200     3,752   3,780    4,213     3,931
    Painting services                               1,606     1,664   1,634    1,067     1,271
    Interest                                        1,164       926     238      486       617

    Other                                           1,524       828     828    1,266       587
      Total revenue                               143,008   108,810  94,455   77,077    55,265

   Expenses:
    Property operating and maintenance expenses
     (before depreciation and amortization)        58,653    43,230  37,056   29,279    21,084
    Painting services                               1,617     1,492   1,436    1,001     1,257
    Preliminary project costs                         298       310       -       46         -
    General and administrative                     10,217     6,085   5,912    5,471     4,193
    Write-off of software development costs           817         -       -        -         -
    Depreciation and amortization                  24,899    19,266  15,536   12,657     8,122
    Charge for unrecoverable funds advanced
     to non-owned properties and other                292     1,764       -        -         -
    Default waiver fee                                395         -       -         -        -

    Interest expense                               29,050    19,144  15,516   11,649     6,494
      Total expenses                              126,238    91,291  75,456   60,103    41,150

   Income from operations                          16,770    17,519  18,999   16,974    14,115
   Equity in net income of joint ventures             445       561     305      297       134
   Income before gain on sale of property,
    minority interest expense, and
    extraordinary item                             17,215    18,080  19,304   17,271    14,249
   Gain on sale of property                           503     1,608       -       -         -
   Minority interest expense                          (78)       -        -       -         -
   Income before extraordinary item                17,640    19,688  19,304   17,271    14,249
   Extraordinary item                                (125)    1,024       -   (1,097)     (727)
   Net income                                    $ 17,515  $ 20,712 $19,304  $16,174   $13,522
   Net income applicable to common shares        $ 12,030  $ 15,228 $13,820  $14,041   $13,522


   Earnings per common share data - Basic:


    Income before extraordinary item             $    .61  $    .88 $   .99  $  1.09   $  1.19
    Net income                                   $    .61  $    .94 $   .99  $  1.01   $  1.13
    Weighted average common shares outstanding     19,865    16,198  13,932   13,869    11,942
   Earnings per common share-Diluted:
    Income before extraordinary item             $    .60  $    .88 $   .99  $   1.09  $  1.19
    Net income                                   $    .60  $    .94 $   .99  $   1.01  $  1.13
    Weighted average common shares outstanding     20,060    16,216  13,932    13,869   11,942
    Dividends declared per common share          $   1.86  $   1.86 $  1.80  $   1.72   $ 1.60

   Other data:

   Cash flow provided by (used in):
    Operating activities                         $  41,663 $  29,936 $ 31,060 $  28,881  $  34,481
    Investing activities                         $(151,638)$(131,908)$(75,771)$( 94,151) $(113,567)
    Financing activities                         $ 108,758 $ 102,936 $ 43,149 $  66,247  $  49,651
   Funds From Operations (a)                     $  37,427 $  34,651 $ 28,915 $  27,253  $  22,316
   Earnings before interest, depreciation
    and amortization (b)                         $ 72,911  $58,495   $  52,719 $ 41,270  $  30,667
   Total properties (at end of period)                101       88          84       78         66

   Total multifamily units (at end of period)      21,558   17,600      15,838    14,501    12,093
   Core Portfolio:
   Average monthly rental revenue per
    multifamily unit                             $    593  $   587   $     581   $   564  $    529
   Economic Occupancy (d)                           94.1%    94.0%       95.5%     95.7%     95.2%

                                         1998       1997      1996       1995       1994

   Balance Sheet Data at December 31:
   Real estate and other fixed assets
     before accumulated depreciation   $955,671  $ 646,499  $ 513,966  $ 433,965 $ 312,716
   Real estate and other fixed assets
     after accumulated depreciation     801,730    515,830    401,864    336,663   227,303
   Total assets                         840,785    553,910    424,711    355,456   242,761
   Total debt (c)                       503,905    318,170    217,813    171,234   105,113
   Total shareholders' equity           259,188    181,158    158,016    139,170    94,897

          (a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be one of the measures of the performance of an equity REIT. FFO is defined by NAREIT as net income (loss) before depreciation and amortization of real estate assets, determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from extraordinary items, unusual or non-recurring items and sales of depreciated property. FFO of unconsolidated partnerships and joint ventures is determined on a similar basis. Because the NAREIT definition does not define unusual or non-recurring items, differences between the Company's interpretation and other companies' interpretations may vary which could affect the comparability of the Company's FFO to that reported by other companies following the NAREIT definition. Further, FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the NAREIT definition. FFO should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The following lists the non-recurring items the Company has considered in its determination of FFO.

                                                            1998     1997
                 Non-recurring items:
                 Write-off of receivable                  $     92 $  1,764
                 Allowance for receivable                      200        -
                 Local tax accrual                             300        -
                 Severance benefit                             267        -
                 Preliminary project cost write-off            300      310
                 Write-off of software development costs       817        -
                 Default waiver fees                           395        -
                                                          $  2,371 $  2,074

          (b) Includes earnings before interest, depreciation and amortization. Income from joint ventures was calculated on the same basis ("EBITDA"). Management uses EBITDA as a measurement tool for the Company since it believes EBITDA is the most analogous to Net Operating Income; Net Operating Income is the customary measurement used in valuing real property, which comprises the majority of the Company's asset base. Income before interest, depreciation and amortization does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's financial performance, cash flow from operating activities or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

          (c) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $17,453, $17,752, $17,969, $18,164 and
                $18,342 at December 31, 1998, 1997, 1996, 1995 and 1994,
                respectively.

          (d) Economic Occupancy is calculated as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all units.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview
               Associated Estates Realty Corporation (the "Company") is a Real Estate Investment Trust ("REIT") which, at December 31, 1998, owned or was a joint venture partner in 101 multifamily properties containing 21,558 units located in Arizona, California, Florida, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania and Texas.

               The following Item 7 discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This Item 7 discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, changes in or termination of contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

          Liquidity and Capital Resources
               The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 95% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to a Federal income tax on net income.

               The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 1999 and 2000, approximately $22 million and $91 million, respectively, of the Company's debt will mature. Although the Company may no longer be in a position to access public unsecured debt markets due to revised credit ratings, the Company believes it has adequate alternatives available to provide for its liquidity needs including (i) additional borrowings under the Company's Line of Credit, (ii) new secured borrowings, and (iii) property sales proceeds.
          Financing:

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility. During the third quarter of 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provides for an extension of the term for an additional year through June 2001 with the Company having the option to extend the term through June 2002. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to less than 95% and 90% of Distributable Cash Flow, as defined in the agreement, for 1999 and 2000, respectively, and
          (iii) maintain certain debt coverage ratios. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. Based on the revised credit ratings the Company received from Moody's and Standard and Poor's on March 16, 1999, the spread increased 85 basis points to 225 basis points. The Company believes that this could have an adverse impact of up to $.05 on earnings per share in 1999. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, payable annually in advance on each anniversary date. During 1998, the Company recognized a non-cash extraordinary charge of approximately $0.125 million ($0.0063 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At December 31, 1998, $226.0 million was outstanding under this facility.

               At March 31, 1998, the Company was in violation of certain financial ratio covenants under the Line of Credit. The Company received waivers of those violations through June 30, 1998. Additionally, the Company advised its bank group that it was not in compliance with one of the financial covenants concerning the Company's net worth as of September 30, 1998. The net worth covenant required that the Company maintain a minimum net worth of $400 million, based on a formula that incorporates the annualized multiple of the most recent quarter's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement. The Company negotiated with its bank group for a waiver by the banks of the breach of the net worth covenant, along with an increase in borrowing costs under its Line of Credit from LIBOR plus 100 basis points to LIBOR plus 140 basis points (based on the then-current credit rating). In addition, certain of the covenants, including the minimum net worth covenant, were modified to provide the Company a limited increase in flexibility. The minimum net worth covenant was reduced from $400 million to $325 million. The bank group continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant. A $395,000 default waiver fee was paid in December 1998 and is reflected in the Consolidated Statements of Income. The Company's ability to avoid future Line of Credit covenant violations requires stability in property operating performance and is dependent upon future LIBOR rate movements. Because of the volatility of the Company's recent operational performance and the inability to predict interest rates with certainty, no assurances can be given that the Company will not have future covenant violations. If such covenant violations should occur, the Company believes that it has sufficient financial resources available to manage any such eventuality.

               MIGRA maintains a $500,000 Line of Credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. At December 31, 1998, $446,565 was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the MIGRA Line of Credit Facility was 9.85% at December 31, 1998. Subsequent to December 31, 1998, the Company paid off the MIGRA Line of Credit Facility of $446,565.
          In connection with the merger, the Company assumed an additional $500,000 Line of Credit Facility that the Company subsequently paid off at maturity, on October 31, 1998.

               Eighty-two of the Company's 94 wholly owned properties were unencumbered at December 31, 1998 with EBITDA of approximately $59.7 million and a historical cost basis of approximately $730.3 million. The remaining twelve of the Company's wholly owned properties, have an historical cost basis of $159.4 million and secured property specific debt of $80.0 million at December 31, 1998. Unsecured debt, which totaled $423.9 million at December 31, 1998, consisted of $112.5 million in Medium-Term Notes, Senior Notes of $84.9 million, amounts drawn on the Company's Line of Credit of $226.0 million and amounts drawn on the MIGRA Line of Credit Facility of approximately $0.5 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.5 million at December 31, 1998. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.28% at December 31, 1998.

               On April 9, 1998, the Company issued a 10 year, $20 million Medium-Term Note (the "MTN") under its $102.5 million MTN Program. The weighted average interest rate, including the effect of the settlement of a Treasury Lock agreement, is 7.2%. The net proceeds to the Company with respect to this issuance were $19.4 million, which were applied to amounts outstanding under the Line of Credit. At December 31, 1998 and 1997, the Company had eleven MTN's outstanding having an aggregate balance of $112.5 million and ten MTN's outstanding with an aggregate balance of $92.5 million, respectively.

               The Company's current MTN Program provides for the issuance, from time-to-time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 1998, there are $62.5 million of additional MTN borrowings available under the program. However, due to the downgrade of the Company's credit rating to a non-investment grade rating in March 1999, the Company does not anticipate near to intermediate issuance of additional MTN's or similar unsecured debt instruments.

          Registration statements:
               The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN Program of which MTN's totaling $40.0 million have been issued leaving $62.5 million available. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale. However, due to the currently depressed price of the Company's common shares and downgrade of the Company's public debt and preferred stock in March 1999, it is unlikely that the Company will be in a position to offer any securities under its shelf registration statement in the near future.

          The MIGRA Transaction:
               On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA") into the Company and the related acquisition of eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") and one development property (structured as a DownREIT partnership). The aforementioned June 30, 1998 transactions, together with the Company's purchase of the MRT properties and a newly developed property, are collectively referred to as the "MIGRA Related Transaction". In connection with the merger, the Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA.

               As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 408,314 of the Company's common shares. The number of shares issued was determined based on the average closing price of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Subject to the achievement of certain performance criteria, the former shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares. After giving effect to certain price adjustments, contingent consideration payable on each of June 30, 1999 and 2000 is approximately $872,000 and $2.9 million, respectively, subject to further adjustment. On or about December 31, 1998, the conditions precedent to the payment of the first contingent consideration amount had been satisfied.

               The Company recorded approximately $4.2 million in intangible assets which represent the allocation of the purchase price to the acquired asset advisory, property management and loan servicing contracts as well as the client relationships and MIGRA management team.

               The Company also acquired the MIG REIT Properties for $12.2 million in cash, the issuance of 5,139,387 common shares of the Company and the assumption of approximately $0.7 million in liabilities. The number of common shares was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the purchase of the MIG REIT Properties or $18.76 per share. The cash portion of the purchase price was financed using borrowings made available through the Company's Line of Credit.

               In connection with the MIGRA Related Transaction, the Company also acquired the general and certain limited partnership interests in a partnership that owns a multifamily property in development. In exchange for cash of $15.6 million, the Company received 661,663 operating partnership units ("OP units"), representing a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"), an operating partnership, which owns a parcel of real property located in Orlando, Florida upon which a 460 unit multifamily apartment complex, Windsor at Kirkman Apartments, is being constructed. Certain limited partners of HP Advisors received 459,719 OP units, representing four classes of limited partnership interests, in exchange for their interests in Windsor at Kirkman Apartments. The number of OP units issued was determined with reference to the Company's common shares and is based on the average closing prices of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Commencing two years from the date of issuance, the holders of the Class A OP units can present such Class A OP units for redemption to the operating partnership for cash, subject to certain conditions. The Company has the option to redeem the OP units for common shares, exchangeable on a one-for-one basis or the cash equivalent amount. The Class B and C OP units and Class E OP units, become exchangeable at the option of the Company into Class A OP units upon the attainment of certain operating thresholds, one and two years from the date of the merger closing, respectively. The cash paid by the Company in exchange for its OP units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               In October 1998, the final MIGRA Related Transaction was completed by the Company acquiring the general and certain limited partnership interests in a partnership that owns a multifamily property located in Pembroke Pines, Florida, containing 368 units for a purchase price of approximately $34.2 million. In exchange for cash of $16.0 million and the assumption of mortgage indebtedness of $16.5 million, the Company received 1,887,345 OP units, representing a general partnership interest in HP Advisors. Certain limited partners of HP Advisors received 62,313 Class D OP units in exchange for their interests in the property. The number of OP units issued was determined based on the average closing prices of the Company's common shares for the 20 trading days preceding the targeted closing date of the acquisition or $17.54 per share. The Class D OP units are exchangeable into Class A OP units at the option of the Company, subject to certain conditions, two years from the date of merger closing and upon the attainment of certain operating thresholds. The cash paid by the Company in exchange for its OP units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               The Company's right to exchange Class B, Class C, Class D and Class E OP units into Class A OP units is conditioned upon obtaining certain certificates of occupancy, as set forth in the agreement, at the Windsor at Kirkman Apartments property.

          Acquisitions, development and dispositions:
               Should the Company acquire any multifamily properties in 1999, it would finance such acquisitions and development with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed Funds From Operations, or secured debt financings.

               During the year ended December 31, 1998, without regard to the merger of MIGRA and the related acquisition of the eight MIG REIT Properties and the two properties held in the DownREIT, the Company acquired five multifamily properties containing 1,584 units and two parcels of land containing 90 acres for an aggregate purchase price of $99.1 million including $15.6 million of liabilities assumed; principally mortgage indebtedness of $15.0 million. The acquired properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; Indianapolis, Indiana; and Toledo, Ohio. The land parcels are located in Avon, Ohio and Atlanta, Georgia. The purchase price of the acquired properties was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $39.0 million. Three of the five properties were acquired from an entity managed by MIGRA in anticipation of the consummation of the other MIGRA Related Transaction. The three properties were owned, in part, by MIG Residential Trust. The aggregate purchase price of these properties was $59.5 million of which approximately $15.3 million represented assumed liabilities.

               Bradford at Easton, a newly developed 324 unit property located in Columbus, Ohio, achieved stabilized occupancy during the second quarter and was 95.1% physically occupied at December 31, 1998. The Village of Western Reserve, a newly developed 108 unit property located in Streetsboro, Ohio (a city located southeast of Cleveland) was completed and achieved stabilized occupancy in July 1998 and was 97.2% physically occupied at December 31, 1998. The Residence at Barrington, a 288 unit property located in Aurora, Ohio (also located southeast of Cleveland) was completed and was 77% physically occupied at December 31, 1998. The Company considers occupancy at a newly developed property to have stabilized once the property's physical occupancy reaches 93%. During 1998, the Company completed the construction and leasing of 184 additional units at two of the Company's properties.

               The Company is in the process of constructing or planning the construction of an additional 1,975 units owned by the Company as follows:

                                                   Additional   Anticipated
           Property                Location           Units      Completion

   Arbor Landings Apts. II  Ann Arbor, Michigan        160     2nd Qtr. 1999
   Aspen Lakes II           Grand Rapids, Michigan     118          TBD
   Boggs Road               Atlanta, Georgia           535          TBD
   The Landings at the
     Preserve(a)            Battle Creek, Michigan      90          TBD
   Village at Avon          Avon, Ohio                 312     4th Qtr. 2000
   Windsor at Kirkman
     Apartments             Orlando, Florida           460     3rd Qtr. 1999
   Westlake                 Westlake, Ohio             300          TBD

                                                     1,975
          (a) A clubhouse will also be added to The Landings at the Preserve.
          TBD - To be determined.

               The Company is exploring opportunities to dispose of some of its joint venture, Government-Assisted and congregate care multifamily properties. The Company has retained a financial advisor to evaluate the alternatives relating to the disposition of its ownership of some of its Government-Assisted properties. The Company is considering the sale of Desert Oasis, located in Palm Desert, California and certain older properties located in northeastern Ohio. The sale of these assets may have either an accretive or dilutive effect on earnings depending upon the application of proceeds derived from such sales, which will not be known until the time of sale.

          Management Contract Cancellation:
               On January 13, 1999, the Company terminated its management contract for Longwood Apartments, which will result in a loss of management fee income in 1999. Approximately $297,008 of management fees was recognized with respect to this contract in 1998. Moreover, pursuant to the terms of the HUD Settlement Agreement discussed in Note 11 of the notes to the financial statements, in the second quarter of 1999, the Company may terminate its management contract for Park Village Apartments, which will result in a partial loss of management fee income in 1999. The annual management fees for Park Village Apartments in 1998 were $26,735.

               In addition, pursuant to the terms of a separate settlement agreement with affiliates entered into in conjunction with the settlement agreement with the Corporation as discussed in Note 8, the Company has agreed to end its management of certain commercial properties owned by certain affiliated persons upon 60 days prior written notice from the respective owners of those properties. Such notice has not been received. The management fees generated from those commercial properties in 1998 were $126,451.

               The Company further anticipates the loss of management fees from Euclid Medical & Commercial Arts Building, a non-owned commercial property, because of the likelihood of foreclosure proceedings. The annual management fees generated from this property in 1998 were $92,524.

               In addition, if the Company proceeds with the proposed sale of its interests in the joint venture properties, the Company would no longer receive the management fees attributable to those properties and one other property. The annual management fees generated for these properties in 1998 were $1.1 million.
          Certain third party owners of properties currently managed by the Company have entered into contracts to sell those properties, subject to certain contingencies. If all those third party owned properties were sold, the Company would similarly no longer receive the management fees generated from those properties. The annual management fees generated for these properties in 1998 were $.5 million.

               The impact of the loss of these management fee revenues would be partially offset by a reduction in operating expenses.

          Dividends:
               On December 10, 1998, the Company declared a dividend of $0.465 per common share for the quarter ending December 31, 1998 which was paid on January 15, 1999 to shareholders of record on December 31, 1998. The common share dividend policy is currently
          under review by the Board of Directors.   On November 23, 1998,
          the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on December 15, 1998 to shareholders of record on December 3, 1998.

          Cash flow sources and applications:
               Net cash provided by operating activities increased $11,726,400 from $29,936,400 to $41,662,800 for the year ended
          December 31, 1998 when compared with the year ended December 31, 1997. This increase was primarily the result of decreases in accounts and notes receivable and restricted cash and increases in depreciation and amortization, offset by decreases in accounts payable and accrued expenses and funds held for non-owned managed properties of affiliates and joint ventures.

               Net cash flows used for investing activities of $151,638,400 for the year ended December 31, 1998 were primarily used for the acquisition and development of multifamily real estate properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $108,758,500 for the year ended December 31, 1998 were primarily comprised of borrowings on the Line of Credit and the issuance of MTN's. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit.

               During 1999 and 2000, approximately $113 million of the Company's debt will mature. The Company intends to repay any such debt as it matures through a combination of (i) additional fundings under the Company's Line of Credit, (ii) new secured borrowings, and (iii) property sales proceeds.

          RESULTS OF OPERATIONS
          Comparison of the year ended December 31, 1998 to the year ended December 31, 1997

               In the following discussion of the comparison of the year ended December 31, 1998 to the year ended December 31, 1997, Market-rate Properties refers to the Core and Acquired Property portfolios. Core Properties represents the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 33 properties acquired in separate transactions by the Company during 1994 through 1996 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 26 properties acquired between January 1, 1997 and December 31, 1998 as well as the newly constructed properties.

               Overall, total revenue increased $34,197,900 or 31.4% and total expenses increased $34,947,600 or 38.3% for the year. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares decreased $3,197,600 or 21.0%.

               During the year ended December 31, 1998, the Market-rate Properties generated total revenues of $118,984,000 and property operating and maintenance expenses of $51,834,800. Of these amounts, the Acquired and Core Properties contributed total revenues of $45,650,700 and $73,333,300, respectively, while incurring property operating and maintenance expenses of $17,518,800 and $34,316,000, respectively. The Government-Assisted Properties generated total revenues of $14,169,100 while incurring property operating and maintenance expenses of $6,817,700 for the year ended December 31, 1998.

          Rental Revenues:
               Rental revenues increased $30,874,800 or 30.4% for the year. Rental revenues from the Acquired Properties increased $29,438,200 for the year. Increases in occupancy and unit rents at the Core Properties and Government-Assisted Properties resulted in a $1,547,500 or 2.1% increase and $181,550 or 1.3% decrease, respectively, in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Other income increased $933,200 or 53.2% for the year. The increase is due primarily to real estate tax refunds received and an increase in the amount of interest income earned in the current year.

               The Company recognized property and asset management fee revenues of $4,704,800 and $1,248,400 for the year ended December 31, 1998 as compared to $3,752,230 and $0, respectively, for the year ended December 31, 1997. The increase in property and asset management fee revenues is primarily due to the collection of these fees by MIGRA relating to their institutional investor clients. During the year, the Company recognized $247,000 of disposition fees relating to the sale of three properties owned by advisory clients.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $15,422,600 or 35.7% for the year. Operating and maintenance expenses at the Acquired Properties increased $12,483,400 for the year due primarily to the operating and maintenance expenses incurred at the three properties acquired during 1997, the 14 properties acquired in 1998, and the newly constructed properties of Bradford at Easton, The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Core Properties increased $3,037,600, or 9.7% when compared to the prior 12 month period primarily due to increases in personnel, real estate and local taxes and other operating expenses. Building renovations and unit and common area refurbishment in the Core Properties that were not considered to be capital in nature averaged $494 per unit for the year ended December 31, 1998 as compared to $498 per unit for the year ended December 31, 1997. Property operating and maintenance expenses at the Government-Assisted Properties decreased $98,400 or 1.4% for the year due primarily to decreases in utilities and building and grounds repair and maintenance.

          Other expenses:
               Depreciation and amortization increased $5,633,100 or 29.2% for the year primarily due to the increased depreciation expense recognized on the Acquired Properties as well as the amortization expense of the intangible assets. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

               Cost associated with abandoned projects of $298,400 and $309,800 were expensed during 1998 and 1997, respectively. These costs consist primarily of certain pre-development costs, such as architectural, legal and accounting fees, that were incurred on projects that the Company determined it would no longer pursue. These costs are reflected as a charge to the Management and Service Operations.

               General and administrative expenses increased $4,131,600 or 67.9% for the year. This increase is primarily attributable to payroll and related expenses due to the expense of the MIGRA advisory operations. General and administrative expenses are costs related to the Management and Service Operations.

               The Management and Service Operations recognized a charge for unrecoverable funds advanced to non-owned properties and other costs totaling $291,800 and $1,764,000 which was incurred during 1998 and 1997, respectively. The 1998 charge primarily relates to a write-off of $91,800 and a reserve of $200,000 relating to advances to two separate managed but non-owned properties. The 1997 charge relates to the write-off of two advances to managed but non-owned properties.

               The Company wrote off $817,500 of expenditures which had been capitalized relating to the Company's LISA(R) system, a proprietary automated leasing information system. This write-off relates to the Management and Service Operations and is reflected as a write-off of software development costs in the Consolidated Statements of Income.

               Interest expense increased $9,906,100 or 51.7% for the year primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit used for the acquisition and construction of properties.

               The gain on sale of operating property of $503,500 for 1998 resulted from the sale of an operating property. In 1997, the Company recognized a gain on sale of land from the sale of a 90 acre parcel zoned for office and industrial use.

          Extraordinary items:
               In 1998, deferred financing costs of $124,900 were written off due to the refinancing of the Line of Credit and were recognized as an extraordinary item in the Consolidated
          Statements of Income.

          Net income applicable to common shares:
               Net income applicable to common shares is equal to net income less dividends on the Perpetual Preferred Shares of $5,484,400.

          Comparison of the year ended December 31, 1997 to the year ended December 31, 1996

               In the following discussion of the comparison of the year ended December 31, 1997 to the year ended December 31, 1996, Market-rate Properties refers to the Core and Acquired Property portfolios. Core Properties represent the 35 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 32 properties acquired during 1994 and 1995 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 14 properties acquired between January 1, 1996 and December 31, 1997.

               Overall, total revenue increased $14,354,800 or 15.2% and total expenses increased $15,833,700 or 21.0% for the year. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares increased $1,408,400 or 10.2%.

               During the year ended December 31, 1997, the Market-rate Properties generated total revenues of $88,058,000 and property operating and maintenance expenses of $36,314,000. Of these amounts, the Acquired and Core Properties generated total revenues of $18,768,700 and $69,289,300, respectively, while incurring property operating and maintenance expenses of $7,048,300 and $29,265,700, respectively. The Government-Assisted Properties generated total revenues of $14,283,000 while incurring property operating and maintenance expenses of $6,916,200 for the year ended December 31, 1997.

          Rental Revenues:
               Rental revenues increased $13,664,500 or 15.5% during 1997 when compared to 1996. Rental revenues from the Acquired Properties increased $12,685,292 for the year. Increases in occupancy and unit rents at the Core and Government-Assisted Properties resulted in a $1,020,365 or 1.2% increase and $41,065 or 0.3% decrease, respectively, in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Other income increased $687,600 or 64.5% during 1997 when compared to 1996. The increase was due primarily to an increase in the amount of real estate tax refunds received as well as an increase in the amount of interest income earned in comparison to the prior year.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $6,173,800 or 16.7% during 1997 when compared to 1996. Operating and maintenance expenses at the Acquired Properties increased $4,730,300 for the year due primarily to the operating and maintenance expenses incurred at the eight properties acquired during 1997 and the recognition of a full year's operating expenses at the six properties acquired during 1996. Property operating and maintenance expenses at the Core Properties increased $811,200 or 2.9% when compared to the prior 12 month period primarily due to increases in personnel, utilities and building and grounds repair and maintenance expenses which were offset by a decrease in advertising expenses. Building renovations and unit and common area refurbishment in the Core Properties that were not considered to be capital in nature averaged $565 per unit for the year ended December 31, 1997 as compared to $515 per unit for the year ended December 31, 1996. Property operating and maintenance expenses at the Government-Assisted Properties increased $632,200 or 10.1% for the year due primarily to increases in building and grounds repair and maintenance, personnel and other operating expenses.

          Other expenses:
               Depreciation and amortization increased $3,730,200 or 24.0% for the year primarily due to the increased depreciation expense recognized on the Acquired Properties.

               Costs associated with abandoned projects of $309,800 were expensed during 1997; none in 1996. These costs consist primarily of certain pre-development costs, such as architectural, legal and accounting fees, that were incurred on projects that the Company determined it would no longer pursue. These costs are reflected as a charge to the Management and Service Operations.

               General and administrative expenses increased $172,500 or 2.9% for the year. This increase is primarily attributable to payroll and related expenses. General and administrative expenses are costs related to the Management and Service Operations.

               The Management and Service Operations recognized a charge for unrecoverable funds advanced to non-owned properties and other costs totaling $1,764,000 during 1997. This charge primarily relates to the write-off of two advances to managed but non-owned properties that were deemed to be uncollectible.

               Interest expense increased $3,628,300 or 23.4% for the year primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit that were used for the acquisition and construction of properties.

               The gain on sale of land resulted from the sale of a 90 acre parcel zoned for office and industrial use which was one of the assets acquired by the Company at the time of the Company's initial public offering.

          Extraordinary items:
               In 1997, unamortized debt premium was written off upon the early repayment of mortgage debt of $1,023,700 and was recognized as an extraordinary item in the Consolidated Statements of Income.

          Net income applicable to common shares:
               Net income applicable to common shares is equal to net income less dividends on the Perpetual Preferred Shares of $5,484,400.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures decreased $116,200 or 20.7% for the year ended December 31, 1998, and increased $255,700 or 83.8% for the year ended December 31, 1997. The decrease from 1997 to 1998 is due primarily to increased costs of operating the properties resulting primarily from real estate taxes. The increase from 1996 to 1997 was primarily attributable to increased rents and occupancies.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 1998, 1997 and 1996.

                                   For the year ended December 31,

                                   1998          1997         1996

   Beneficial interests in
     joint venture operations
       Rental revenue          $  6,943,652  $ 6,744,700  $ 6,570,700
       Cost of operations         4,388,299    3,943,400    3,968,800
                                  2,555,353    2,801,300    2,601,900
       Interest income               21,669       19,700       19,200
       Interest expense          (1,656,652)  (1,763,200)  (1,782,700)
       Depreciation                (426,432)    (447,300)    (483,600)
       Amortization                 (49,246)     (49,600)     (49,600)
       Net income              $    444,692  $   560,900  $   305,200

          Capitalization Policy
               Effective January 1, 1999, the Company adopted a new capitalization policy. The revised policy more closely aligns the Company's accounting treatment of unit make-ready costs with those of other multifamily real estate investment trusts (REITs). Under the new policy, expenditures for replacements and individual unit improvements such as carpet, appliances, and kitchen and bath upgrades and renovations that provide benefits over several accounting periods will be capitalized and depreciated over their estimated useful lives. These items were previously expensed by the Company as they were incurred.

          Outlook

               The long term goal for the Company is to reduce portfolio concentration in Ohio with dispositions within the state and acquisitions in other geographic regions. Although current conditions, principally restricted access to capital, dictate a significant reduction in acquisitions for 1999, the Company's long term plan is to seek economic diversification through strategic acquisitions.

               It is expected that to meet the Company's long term strategic acquisition goal, individual acquisitions will be located in the select metro areas of Atlanta, Washington, D.C., Orlando, south Florida and Tampa. Management believes that these markets offer excellent diversification characteristics as well as operational efficiency. As with all growth markets at this time, new development is active in these markets. The Company's market research and operational experience in these areas will guide site selection and pricing.

               One facet of the Company's growth strategy is based on co-investment with institutional investors. Two programs have been created for the implementation of the strategy. The first is a co-investment development program that consists of individual development partnerships allowing the Company and its institutional partners to seek the high yields associated with development. The projects in this program will be built for long term hold or a forward contracted sale. The second program is a multifamily pooled fund which is designed to offer a favorable risk-return relationship for the Company. This fund will acquire assets at stabilization or through forward contracts. Both programs will employ moderate project specific debt. The expected equity division is 25% from the Company and 75% from all institutional investors. These two programs should allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investment because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily apartment management.

               The programs described above are currently being actively marketed, and there can be no assurance that the Company will be able to attract institutional capital to fund these programs.

               Given the Midwestern concentration of the Market-rate portfolio, management's performance expectations are consistent with the recent past. Management projects that the market-rate rental growth will be a modest 2% over 1998. This growth rate is expected to increase, both in magnitude and volatility, as the recently acquired assets in more dynamic markets enter the Market-rate portfolio. General market expectations for locations where the Company has significant concentrations are as follows:
          Columbus is split between a strengthening northern half and a flattening southern half, Cleveland continues to exhibit stability, Michigan will continue to grow but at a slower rate, Indianapolis is improving from very competitive conditions, Washington, D.C., Atlanta, and Orlando are in equilibrium with significant additions to employment and apartment supply, and south Florida is tightening overall as significant development is being absorbed.

          Inflation
               Management's belief is that any effects of minor inflation fluctuations would be minimal on the operational performance of this portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases.

          Quantitative and Qualitative Disclosures About Market Risk

               The Company's primary market risk exposure is interest rate risk. At December 31, 1998, the Company had $244.8 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

               Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) hedge certain longterm variable rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to achieve those objectives.

               The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                 Expected Maturity Date

            Long term debt             1999        2000         2001         2002
   Fixed:
    Fixed rate mortgage debt       $  1,205,649$ 15,830,155 $  12,163,458$  1,134,085
    Weighted average interest rate        8.23%       8.27%         8.11%       7.80%

    MTN's                            20,000,000           -    10,000,000  15,000,000
    Weighted average interest rate        6.95%       7.12%         7.12%       7.09%

    Senior notes                              -  74,915,903             -  10,000,000
    Weighted average interest rate        8.23%       8.23%         7.10%       7.10%
    Total fixed rate debt          $ 21,205,649$ 90,746,058 $  22,163,458$ 26,134,085

   Variable:
    LIBOR based credit facility    $          -$          - $ 226,000,000$          -
    Prime + 1% Credit Facility          446,565           -             -           -
    Variable rate mortgage debt          55,839      61,687    16,522,997      75,283
    Total variable rate debt       $    502,404$     61,687 $ 242,522,997$     75,283

    Total long term debt           $ 21,708,053$ 90,807,745 $ 264,686,455$ 26,209,368

                                           Expected Maturity Date                 Fair Market
                   Long-term debt             2003      Thereafter     Total         Value
          Fixed:
           Fixed rate mortgage debt       $  1,229,704 $ 30,182,912$  61,745,963 $  65,945,302
           Weighted average interest rate        7.79%        8.10%        8.22%             -

           MTN's fixed rate                 12,500,000   55,000,000  112,500,000   121,587,019
           Weighted average interest rate        7.20%        7.23%        6.95%             -

           Senior notes (fixed rate)                 -            -   84,915,903    89,320,995
           Weighted average interest rate        0.00%        0.00%        8.23%             -
           Total fixed rate debt          $ 13,729,704 $ 85,182,912$ 259,161,866 $ 276,853,316

          Variable:
           LIBOR Based Credit Facility    $          - $          -$ 226,000,000 $ 226,000,000
           Prime + 1% Credit Facility                -            -      446,565       446,565
           Variable rate mortgage debt          83,165    1,497,733   18,296,704    18,688,738
                                          $     83,165 $  1,497,733$ 244,743,269 $ 245,135,303

                                          $ 13,812,869 $ 86,680,645$ 503,905,135 $ 521,988,619


          Sensitivity Analysis
               The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $287.0 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

          Year 2000 Compliance
               The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, pay vendors or engage in similar normal business activities.

               The Company believes that it has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical IT systems include, but are not limited to, operating and data networking and communication systems, accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll, cash management and all IT hardware (such as servers, desktop/laptop computers and data networking equipment). Critical non-IT systems include telephone systems, fax machines, copy machines and property environmental, access and security systems (such as elevators and alarm systems).

               The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has conducted an assessment and/or survey of its core IT and non-IT systems at both its corporate offices and properties and believes it is 85% complete on such assessment which is currently under review by the Company's technical staff.

               Much of the mission critical operating systems, networking and accounting software that has been purchased over the past few years has been represented by vendors to already be Year 2000 compliant. The property management software currently being tested and used at the Company's corporate offices and which is to be rolled out to the properties during the second and third quarters of 1999 has been affirmed by the vendor to be tested and Year 2000 compliant. Hardware upgrades at all of the properties are expected to be complete by June 1999 to ensure all hardware is compliant. Testing by the Company of all such critical systems represented by the vendors to be compliant is expected to be complete by June 1999.

               The estimated costs of these upgrades and conversions should not exceed $500,000 and have been considered in the Company's cash flow requirements for 1999.

               The Company believes it has identified all non-IT systems at all properties and expects to have 70% of its remediation and/or testing complete on these systems by June of 1999. While a complete technical assessment of all such systems is not final, the Company does not anticipate expenditures in excess of $500,000 to remediate non-IT systems at the properties since findings to date suggest a low incidence of non-compliance on critical systems. The Company may engage an outside technical consultant to work with its internal technical staff to assist in finalizing such assessment, remediation and testing.

               In most cases, various third party vendors have been queried on their Year 2000 readiness. While many responses have been received to such queries, (especially by banks and other large financial institutions), many have not yet responded. The Company will continue to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

               The Company believes it has an effective program in place that will resolve the Year 2000 issue in a timely manner. In addition, the Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the Company is delayed. The Company's contingency plans will involve training and increased awareness at the property management level, manual workarounds and adjustment of staffing strategies. The Company intends to have its contingency planning complete in the third quarter of 1999.

               Aside from the catastrophic failure of banks or government agencies, the Company believes it could continue its normal business operations if compliance by the Company is delayed. In the event of such catastrophic failures, the Company would be unable to deposit rent checks, transfer cash, wire money, pay vendors by check, or invest excess funds. The Company could be subject to litigation for its inability to access cash to pay vendors or failure to properly record business transactions or if security or access systems fail at properties. However, given that the Company intends to have contingency planning in place and that the nature of its day-to-day real estate operations is not heavily reliant on technology, the Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

          CONTINGENCIES

          Environmental
               There are no recorded amounts resulting from environmental liabilities and there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (i) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

          Rainbow Terrace
               On February 9, 1998, the U.S. Department of Housing and Urban Development ("HUD") notified the Company that Rainbow Terrace Apartments, Inc. ("RTA"), the Company's subsidiary corporation that owns Rainbow Terrace Apartments, was in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleged that the property was poorly managed and that RTA had failed to complete certain physical improvements to the property. Moreover, HUD claimed that the owner was not in compliance with numerous technical regulations concerning whether certain expenses were properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property.
          In a series of written responses to HUD, the Company stated its belief that it had corrected the management deficiencies cited by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, the Company stated its belief that it had repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents.

               In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for RTA were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded pursuant to HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning RTA provided by the Company. The Company has received all monthly HAP payments for RTA during 1998.

               In June 1998, the Company filed a lawsuit against HUD seeking to compel HUD to review certain budget based rent increases submitted to HUD by the Company in 1995.

               Since June 1998, the Company has been involved in ongoing negotiations with HUD for the purpose of resolving these and other disputes concerning other properties managed or formerly managed by the Company or one of the Service Companies, which were similarly the subject of Comprehensive Management Reviews initiated by HUD in the Spring of 1997.

               On March 12, 1999, the Company, Associated Estates Management Company ("AEMC"), RTA, PVA Limited Partnership ("PVA"), the owner of Park Village Apartments, and HUD, entered into a comprehensive settlement agreement (the "Settlement Agreement") for the purpose of resolving certain disputes concerning property operations at Rainbow Terrace Apartments, Park Village Apartments ("Park Village"), Longwood Apartments ("Longwood") and Vanguard Apartments ("Vanguard"). Longwood was managed by the Company until January 13, 1999. Park Village is currently managed by the Company. Vanguard was formerly managed by AEMC until December 1997. All four properties are encumbered by HUD insured mortgages, governed by HUD imposed regulatory agreements and subsidized by Section 8 Housing Assistance Payments.

               Under the terms of the Settlement Agreement, HUD has agreed to pay RTA a retroactive rent increase totaling $1,784,467, which amount will be sufficient to discharge the outstanding receivable at December 31, 1998. HUD has further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD has agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

               HUD's obligations under the Settlement Agreement are conditional upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1.78 million retroactive rent increase payable to RTA mentioned above. At December 31, 1998, the Company had receivables of $1.78 million related to the 1995 retroactive rental increase requests, which includes additional amounts of $430,737 relating to 1998 rental increase requests. At December 31, 1998, RTA had net assets of $1.8 million, including the retroactive rent receivable of $1.78 million due from HUD, and a remaining amount due under the mortgage of $1.9 million. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flow of the Company.

          Affiliate Transactions
               In the normal course of business, the Company had followed a practice of advancing funds on behalf of, or holding funds for the benefit of, affiliates which own real estate properties managed by the Company or one of the Service Companies. One of these affiliates, a corporation (the "Corporation") owned by a member of the Company's Board of Directors and his siblings (including the wife of the Company's Chairman and Chief Executive Officer), which serves as general partner of certain affiliated entities, had informed the Company that the Corporation had caused the commencement of a review of expenditures relating to approximately $2.9 million of capital calls from certain HUD subsidized affiliated entities, to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of the Company. The Company previously stated its belief that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

               On March 11, 1999, the Company, the Corporation, certain shareholders of the Corporation and others entered into a settlement agreement which resolved all disputes concerning the aforementioned expenditures and other issues concerning the management by the Company or one of its Service Companies of various properties owned by entities in which the Corporation was a general partner. Pursuant to that settlement agreement, the Corporation and other affiliates funded all outstanding advances made by the Company. At December 31, 1998, amounts outstanding which were subsequently funded pursuant to the settlement agreement were $4.7 million.

          Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

               For a discussion of the Quantitative and Qualitative Disclosure about Market Risk and the associated interest rate sensitivity, reference Management's Discussion and Analysis.

          Item 8.   Financial Statements and Supplementary Data

                 The response to this item is included in a separate section at the end of this report.

          Item 9.   Changes and Disagreements with Accountants on
                    Accounting and Financial Disclosure

                 None.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

               The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders will be held on May 12,1999, is incorporated by reference in this Annual Report on Form 10-K.

               The Executive Officers of the Company as of March 1, 1999 are:

                Name              Age          Position with the Company

   Jeffrey I. Friedman             47  Chairman of the Board, President, Chief
                                         Executive Officer and Director

   James A. Cote'                  52  Vice President and President, MIG
                                         Realty Advisors
   Martin A. Fishman               57  Vice President, General Counsel and
                                         Secretary

   Kathleen L. Gutin               42  Treasurer, Vice President and Chief
                                         Financial Officer

   Louis E. Vogt                   49  Senior Vice President, Operations

   Larry E. Wright                 51  Executive Vice President

               Jeffrey I. Friedman has been Chairman of the Board, President and Chief Executive Officer of the Company since its organization. Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates
          Corporation, a company in the AEG group, from 1979 to 1993.

               James A. Cote', Vice President and President, MIG Realty Advisors, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Mr. Cote' was with MIG Realty Advisors from 1992 until the acquisition. He was previously employed by Grubb and Ellis Realty Advisors and Xerox Corporation. Mr. Cote' has extensive experience in all aspects of property acquisition, asset management and dispositions.

               Martin A. Fishman has been Vice President - General Counsel of the Company since its organization. Mr. Fishman joined AEG in 1986 as Vice President - General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

               Kathleen L. Gutin, Treasurer, Vice President and Chief Financial Officer, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Ms. Gutin joined MIG Realty Advisors in 1985 and has over 15 years of real estate related accounting experience. She is a member of the American Institute of Certified Public Accountants (AICPA) and a Chartered Financial Analyst (CFA).

               Louis E. Vogt, Senior Vice President, Operations, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Mr. Vogt joined MIG Realty Advisors in 1992 and has over 20 years of experience in real estate operations. He is responsible for acquisitions and asset and property management.

               Larry E. Wright, Executive Vice President, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Mr. Wright joined MIG Realty Advisors in 1982 and has over 20 years of real estate experience. He is a member of the National Multi-Housing Council, Urban Land Institute, National Association of Real Estate Investment Managers, and Pension Real Estate Association.

               In addition to the executive officers named in the table above, the following persons have been elected as officers of the Company by the Board of Directors and hold positions in senior management with the Company as indicated:

               Gregory L. Golz, Vice President, Finance, joined the Company
          in 1998.   Mr. Golz was previously employed by Kendal Financial
          Corporation as a founding Principal from 1994 to 1998. Prior to Kendal Financial Corporation, Mr. Golz was employed by Trammel Crow Residential and Bankers Trust Company. He specializes in mergers, acquisitions, securities and other capital markets transactions.

               Barbara E. Hasenstab joined the Company in 1996 as Director of Investor Relations and was elected Vice President of Investor Relations in 1998. Ms. Hasenstab has 20 years of experience in investor relations and is a member of the National Investor
          Relations Institute and is 45 years old.

               William T. Hughes, Jr., Ph. D., Vice President-Research, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Dr. Hughes joined MIG Realty Advisors in 1995. Prior to his employment with MIGRA, Dr. Hughes was employed by Louisiana State University from 1990 until 1995 in positions of Director of Real Estate Research Institute and Assistant Professor of Finance and is widely published in leading real estate books, journals and periodicals, and a nationally recognized expert in real estate markets. He is a Chartered Financial Analyst (CFA).

               Nan R. Zieleniec joined AEG in 1990 and was elected Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and she is 40 years old.

               The following persons have been appointed as officers of the Company by the directors and executive officers of the Company:

               JoAnn C. Hirsh joined the Company in 1997 as Director of Government Housing and is currently a Regional Vice President of Operations. Ms. Hirsh has supervisory responsibility for the government-subsidized properties and is responsible for compliance with HUD regulations. Ms. Hirsh has over 20 years of real estate experience and is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPA's, the National Network of Commercial Real Estate Women and is 42 years old.

               Steven E. Lee joined the Company in 1997 and is currently a Regional Vice President of Operations. He has been involved in multifamily property management for 16 years. Mr. Lee has supervisory responsibility for properties in the Central Ohio region. Mr. Lee is a Certified Property Manager and is 43 years old.

               Richard Q. Mansfield joined the Company in 1995 and is currently a Regional Vice President of Operations. He has been involved in multifamily property management for 21 years. Mr. Mansfield has supervisory responsibility for properties in northeast Ohio and is 43 years old.

               Daniel L. Powers joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently a Regional Vice President of Operations for the Central Region, with supervisory responsibility for properties in Toledo, Ohio; Indiana, and Michigan. Mr. Powers is a Certified Property Manager and is 45 years old.

               Charles J. Stone joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently a Regional Vice President of Operations for the Eastern Region with supervisory responsibility for properties in Florida, Georgia, Maryland, North Carolina and Pennsylvania. Mr. Stone is 52 years old and has over 25 years of real estate experience.

               Steven C. Thrower joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently a Regional Vice President for the Western Region with supervisory responsibility for properties in Arizona, California an Texas. Mr. Thrower is 43 years old and has more than 13 years of real estate experience.

          Item 11.  Executive Compensation

               The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders will be held on May 12, 1999 is incorporated by reference in this Annual Report on Form 10-K.

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

               The information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders will be held on May 12, 1999 is incorporated by reference in this Annual Report on Form 10-K.

          Item 13.  Certain Relationships and Related Transactions

               The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders will be held on May 12, 1999 is incorporated by reference in this Annual Report on Form 10-K.

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

               "Contract Rent" means monthly rental amounts, as determined by HUD, for each Contract Unit payable pursuant to a HAP Contract.

               "Contract Unit" means a unit contained in a Government-Assisted Property for which the owner of such property receives rent subsidies from HUD pursuant to a HAP Contract.

               "Market-rate Properties" means multifamily Properties which are operated as conventional multifamily residential apartments, the operations of which are not subject to regulation by HUD.

               "Distributable Cash Flow" means Funds From Operations less scheduled mortgage debt amortization payments and provisions for ongoing capitalized improvements to the Properties.

               "Economic Occupancy" means the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all units.

               "Eligible Resident" means a family or individual whose income, as determined in accordance with HUD regulations, does not exceed income limits promulgated by HUD for the housing market area and which meets certain other conditions specified in the regulations.

               "Funds From Operations" or "FFO" means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property and extraordinary and nonrecurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

               "Physical Occupancy" means the total number of units less the number of unoccupied units divided by the total number of units expressed as a percentage.

               "Potential Unit Rent" means the rent at which a unit is expected to be leased based on its market value.

               "Regulatory Agreement" means an agreement between HUD and the owner of a property, the mortgage indebtedness of which is insured by HUD, pursuant to which certain aspects of the operations of such property are regulated.

               "Service Companies" means Associated Estates Management Company, Merit Management Corporation, Merit Painting Services, Inc., Estates Mortgage Company, Children's Computer Company and MIG II Realty Advisors, Inc. These are Service Companies in which Associated Estates Realty Corporation owns substantially all of the economic interests in order to provide the Company with as much of the economic benefits of such corporations' operations as possible while furthering the Company's current intention of complying with the Code requirements for qualification as a REIT.

               "Unit" means an apartment unit in a multifamily Property.

               "Total Market Capitalization" means the aggregate market value of the Company's outstanding Common and Perpetual Preferred Shares and total long-term debt of the Company.

                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a)  The following documents are filed as part of this Report.

               1. Financial Statements: The following documents are filed as part of this report.

                        Report of Independent Accountants - Associated Estates Realty Corporation.

                        Consolidated Balance Sheets at December 31, 1998 and 1997.

                        Consolidated Statements of Income for the three years ended December 31, 1998, 1997 and 1996.

                        Consolidated Statements of Shareholders'
                        Equity for the three years ended December
                        31, 1998, 1997 and 1996.

                        Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997, and 1996.

                        Notes to Financial Statements.

               2. Financial Statement Schedules: The following financial statement schedule of Associated Estates Realty Corporation is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

                       Schedule                                       Page
                         III  Real Estate and Accumulated Depreciation. F-39

                       Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          (b) A Current Report on Form 8-K dated February 3, 1998 was filed on February 17, 1998 as amended by Form 8-K/A-1 dated February 3, 1998 and filed on April 8, 1998.

               A Current Report on Form 8-K dated February 19, 1998 was filed on March 31, 1998 as amended by Form 8-K/A-1 dated February 19, 1998 and filed on June 25, 1998.

               A Current Report on Form 8-K dated June 30, 1998 was filed on July 13, 1998 as amended by Form 8-K/A-1 dated June 30,
               1998 and filed on August 31, 1998.

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


                                                       Filed herewith or
                                                           incorporated
                                                            herein by
   Number                     Title                         reference

    2.01   Second Amended and Restated Agreement and    Exhibit 2.01 to
           Plan of Merger by                            Form 8-K filed
           and among the Company, MIG Realty Advisors,  March 31, 1998.
           Inc.  ("MIGRA")
           and the MIGRA stockholders dated as of
           March __, 1998.

    3.1    Second Amended and Restated Articles of      Exhibit 3.1 to
           Incorporation of the Company.                Form S-11 filed
                                                        June 30, 1994
                                                        (File No. 33-
                                                        80950 as
                                                        amended).

    3.2    Code of Regulations of the Company           Exhibit 3.2 to
                                                        Form S-11 filed
                                                        June 30, 1994
                                                        (File No. 33-
                                                        80950 as
                                                        amended).

    4.1    Specimen Stock Certificate                   Exhibit 3.1 to
                                                        Form S-11 filed
                                                        September 2, 1993
                                                        (File No. 33-
                                                        68276 as
                                                        amended).

    4.2    Form of Indemnification Agreement            Exhibit 4.2 to
                                                        Form S-11 filed
                                                        September 2, 1993
                                                        (File No. 33-
                                                        68276 as
                                                        amended).


    4.3    Promissory Note dated October 23, 1991 from  Exhibit 4.3 to
           Triangle Properties Limited Partnership,     Form S-11 filed
           et. al., in favor of PFL Life Insurance      September 2, 1993
           Company; Open End Mortgage from Triangle     (File No. 33-
           Properties Limited Partnership I, et. al.,   68276 as
           in favor of PFL Life Insurance Company (The  amended).
           Registrant undertakes to provide additional
           long-term loan documents upon request).

    4.4    Promissory Note dated February 28, 1994 in   Exhibit 4.4 to
           the amount of $25 million.  Open-End         Form 10-K filed
           Mortgage Deed and Security Agreement from    March 31, 1993.
           AERC to National City Bank (Westchester
           Townhouse); Open-End Mortgage Deed and
           Security Agreement from AERC to National
           City Bank (Bay Club); Open-End Mortgage
           Deed and Security Agreement from Winchester
           II Apartments, Inc. to National City Bank
           (Winchester II Apartments); and Open-End
           Mortgage Deed and Security Agreement from
           Portage Towers Apartments, Inc. to
           National City Bank (Portage Towers
           Apartments).

    4.6    Indenture dated as of March 31, 1995         Exhibit 4.6 to
           between Associated Estates Realty            Form 10-Q filed
           Corporation and National City Bank.          May 11, 1995.

    4.7    $75 Million 8-3/8% Senior Note due April     Exhibit 4.7 to
           15, 2000                                     Form 10-Q filed
                                                        May 11, 1995.

    4.8e   Credit Agreement dated June 30, 1998, by     Exhibit 4.8e to
           and among Associated Estates Realty          Form 10-Q filed
           Corporation, as Borrower; the banks and      August 14, 1998.
           lending institutions identified therein as
           Banks; National City Bank, as Agent and
           Bank of America National Trust and
           Savings Association, as Documentation
           Agent.


    4.8f   First Amendment to Credit Agreement by and   Exhibit 4.8f to
           among Associated Estates Realty              Form 10-Q filed
           Corporation, as Borrower; National City      November 16,
           Bank, as Managing Agent for itself and on    1998.
           behalf of the Existing Banks and First
           Merit Bank, N.A. and Southtrust Bank, N.A.
           as the New Banks.

    4.8g   Second Amendment to Credit Agreement by and  Exhibit 4.8g to
           among Associated Estates Realty              Form 10Q filed
           Corporation, as Borrower, National City      November 16,
           Bank, as Managing Agent for itself and on    1998.
           behalf of the Existing Banks and National
           City Bank, Bank of America National
           Commerzbank Aktiengesellschaft.

    4.8h   Third Amendment to Credit Agreement by and   Exhibit 4.8h
           among Associated Estates Realty              filed herewith.
           Corporation, as Borrower, National City
           Bank, as Managing Agent, Bank of America
           National Trust & Savings Association, as
           Documentation Agent and the banks
           identified therein.

    4.9    Form of Medium-Term Note-Fixed Rate-Senior   Exhibit 4(i) to
           Security.                                    Form S- 3 filed
                                                        December 7, 1995
                                                        (File No.33-80169
                                                        as amended).

    4.10   Form of Preferred Share Certificate.         Exhibit 4.1 to
                                                        Form 8-K filed
                                                        July 12, 1995.

    4.11   Form of Deposit Agreement and Depositary     Exhibit 4.2 to
           Receipt.                                     Form 8-K filed
                                                        July 12, 1995.

    4.12   Ten Million Dollar 7.10% Senior Notes Due    Exhibit 4.12 to
           2002.                                        Form 10-K filed
                                                        March 28, 1996.


   10      Associated Estates Realty Corporation        Exhibit 10 to
           Directors  Deferred Compensation Plan.       Form 10-Q filed
                                                        November 14,
                                                        1996.

   10.1    Registration Rights Agreement among the      Exhibit 10.1 to
           Company and certain holders of the           Form S-11 filed
           Company's Common Shares.                     September 2, 1993
                                                        (File No. 33-
                                                        68276 as
                                                        amended).

   10.2    Stock Option Plan                            Exhibit 10.2 to
                                                        Form S-11 filed
                                                        September 2, 1993
                                                        (File No. 33-
                                                        68276 as
                                                        amended).

   10.3    Amended and Restated Employment Agreement    Exhibit 10.1 to
           between the Company and Jeffrey I.           Form 10-Q filed
           Friedman.                                    May 13, 1996.

   10.4    Equity-Based Incentive Compensation Plan     Exhibit 10.4 to
                                                        Form 10-K filed
                                                        March 29, 1995.

   10.5    Long-Term Incentive Compensation Plan        Exhibit 10.5 to
                                                        Form 10-K filed
                                                        March 29, 1995.

   10.6    Lease Agreement dated November 29, 1990      Exhibit 10.6 to
           between Royal American Management            Form 10-K filed
           Corporation and Airport Partners Limited     March 29, 1995.
           Partnership.

   10.7    Sublease dated February 28, 1994 between     Exhibit 10.7 to
           the Company as Sublessee, and Progressive    Form 10-K filed
           Casualty Insurance Company, as Sublessor.    March 29, 1995.


   10.8    Assignment  and  Assumption Agreement dated  Exhibit 10.8 to
           May   17,  1994  between  the  Company,  as  Form 10-K filed
           Assignee,   and  Airport  Partners  Limited  March 29, 1995.
           Partnership, as Assignor.

   10.9    Form of Restricted Share Agreement dated     Exhibit 10.9 to
           December 6, 1995 by and between the Company  Form 10-K filed
           and William A. Foley, Gerald C. McDonough,   March 28, 1996.
           Frank E. Mosier and Richard T. Schwarz.

   10.10   Pledge Agreement dated May 23, 1997 between  Exhibit 10.01 to
           Jeffrey I. Friedman and the Company.         Form 10-Q filed
                                                        August 8, 1997.

   10.11   Secured Promissory Note dated May 23, 1997   Exhibit 10.02 to
           in the amount of $1,671,000 executed by      Form 10-Q filed
           Jeffrey I. Friedman in favor of the          August 8, 1997.
           Company.

   10.12   Unsecured Promissory Note dated May 23,      Exhibit 10.03 to
           1997 in the amount of $1,671,000 executed    Form 10-Q filed
           by Jeffrey I. Friedman in favor of the       August 8, 1997.
           Company.

   10.14   Share Option Agreement dated November 18,    Exhibit 10.14 to
           1993 by and between the Company and William  Form 10-K filed
           A. Foley, Gerald C. McDonough, Frank E.      March 30, 1993.
           Mosier and Richard T. Schwarz.

   21.1    List of Subsidiaries                         Exhibit 21.1
                                                        filed herewith.

   23.1    Consent of Independent Accountants           Exhibit 23.1
                                                        filed herewith.

   27      Financial Data Schedule                      Exhibit 27 filed
                                                        herewith.




                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                           ASSOCIATED ESTATES REALTY
                                             CORPORATION

                                           By /s/ Jeffrey I. Friedman
                                           Jeffrey I. Friedman, Chairman of
                                             the Board, President and
                                             Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1999.



           Signature                          Title                      Date



   /s/ Jeffrey I. Friedman    Chairman of the Board, President,     March 29, 1999
   Jeffrey I. Friedman        Chief Executive Officer and Director
                              (Principal Executive Officer)


   /s/ Kathleen L. Gutin      Chief Financial Officer (Principal    March 29, 1999
   Kathleen L. Gutin          Financial Officer and Principal
                              Accounting Officer)


   /s/ Albert T. Adams        Director                              March 29, 1999
   Albert T. Adams


   /s/ Gerald C. McDonough    Director                              March 29, 1999
   Gerald C. McDonough


   /s/ Mark L. Milstein       Director                              March 29, 1999
   Mark L. Milstein


   /s/ Frank E. Mosier        Director                              March 29, 1999
   Frank E. Mosier


   /s/ Richard T. Schwarz     Director                              March 29, 1999
   Richard T. Schwarz


   /s/ Larry E. Wright        Director                              March 29, 1999
   Larry E. Wright


      F1

                            INDEX TO FINANCIAL STATEMENTS

                        ASSOCIATED ESTATES REALTY CORPORATION



   Financial Statements:                                     Page

     Report of Independent Accountants                        F-2
     Consolidated Balance Sheets at December 31, 1998
      and 1997                                                F-3
     Consolidated Statements of Income for the
      three years ended December 31, 1998, 1997 and 1996      F-4
     Consolidated Statements of Shareholders' Equity
      for the three years ended December 31, 1998,
      1997 and 1996                                           F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1998, 1997 and 1996            F-6
     Notes to Financial Statements                            F-7

     Financial Statement Schedules:

           III - Real Estate and Accumulated Depreciation
                 at December 31, 1998                        F-39




               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      F2
                          REPORT OF INDEPENDENT ACCOUNTANTS



          To the Board of Directors and Shareholders of Associated Estates Realty Corporation

               In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries ("the Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          /s/ PricewaterhouseCoopers LLP
          PricewaterhouseCoopers LLP

          Cleveland, Ohio
          March 17, 1999

      F3
                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                         1998            1997
                        ASSETS
   Real estate assets
     Land                                           $  92,675,356   $ 54,906,050
     Buildings and improvements                       778,450,807    550,156,521
     Furniture and fixtures                            30,804,870     24,997,001
                                                      901,931,033    630,059,572
       Less:  accumulated depreciation               (153,941,702)  (130,668,538)
                                                      747,989,331    499,391,034
     Construction in progress                          53,740,292     16,439,393
       Real estate, net                               801,729,623    515,830,427
   Cash and cash equivalents                            1,034,655      2,251,819
   Restricted cash                                      6,718,863     10,125,513
   Accounts and notes receivable
     Rents                                              2,801,835      2,256,158
     Affiliates and joint ventures                     13,113,400     14,439,155
     Other                                              2,293,007      2,385,829
   Intangible and other assets, net                    13,093,972      6,621,404
                                                    $ 840,785,355   $553,910,305

        LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                     $  80,042,667   $ 57,817,981
   Unsecured debt                                     423,862,468    260,352,307
       Total indebtedness                             503,905,135    318,170,288
   Accounts payable and accrued expenses               21,525,517     16,197,356
   Dividends payable                                   10,507,586      7,938,692
   Resident security deposits                           5,960,971      4,867,011
   Funds held on behalf of managed properties
     Affiliates and joint ventures                      5,353,394      7,124,217
     Other                                              4,128,298      2,340,115
   Accrued interest                                     5,501,634      3,776,884
   Accumulated losses and distributions of joint
     ventures in excess of investment and advances     12,679,793     12,337,664
       Total liabilities                              569,562,328    372,752,227

   Operating partnership minority interest             12,034,880              -

   Commitments and contingencies                                -              -
   Shareholders' equity
     Preferred shares, Class A cumulative, without
       par value; 3,000,000 authorized; 225,000
       issued and outstanding                          56,250,000     56,250,000
     Common shares, without par value, $.10 stated
       value; 50,000,000 authorized; 22,621,958
       and 17,073,773 issued and outstanding
       at December 31, 1998 and 1997, respectively      2,262,195      1,707,377
     Paid-in capital                                  277,134,988    171,756,307
     Accumulated dividends in excess of net income    (75,991,638)   (48,552,106)
     Accumulated other comprehensive income                  (875)        (3,500)
     Less:  Treasury shares, at cost, 25,000 shares
       at December 31, 1998                              (466,523)             -
       Total shareholders' equity                     259,188,147    181,158,078
                                                    $ 840,785,355   $553,910,305

                        The accompanying notes are an integral part
                              of these financial statements.
      F4

                        ASSOCIATED ESTATES REALTY CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME

                                                   For the year ended December 31,
                                                    1998          1997         1996
   Revenues
    Rental                                     $ 132,514,374  $101,639,584 $ 87,975,036
    Property management fees                       4,704,837     3,752,230    3,779,676
    Asset management fees                          1,248,356             -            -
    Disposition fees                                 247,000             -            -
    Painting services                              1,605,923     1,663,927    1,633,842
    Other                                          2,687,377     1,754,207    1,066,594
                                                 143,007,867   108,809,948   94,455,148
   Expenses and charges
    Property operating and maintenance            58,652,542    43,229,949   37,056,123
    Depreciation and amortization                 24,898,978    19,265,827   15,535,587
    Painting services                              1,616,933     1,491,527    1,436,486
    Preliminary project costs                        298,360       309,794            -
    General and administrative                    10,216,222     6,084,654    5,912,197
    Write-off of software development costs          817,485             -            -
    Charge for unrecoverable funds advanced to
      non-owned properties and other                 291,827     1,764,044            -
    Default waiver fee                               395,000             -            -
    Interest expense                              29,050,346    19,144,260   15,515,956
      Total expenses and charges                 126,237,693    91,290,055   75,456,349
   Income before gain on sale of property,
    equity in net income of joint
    ventures, minority interest and
    extraordinary items                           16,770,174    17,519,893   18,998,799
   Gain on sale of property                          503,497     1,607,829            -
   Equity in net income of joint ventures            444,692       560,934      305,189
   Minority interest in operating partnership        (78,706)            -            -
   Income before extraordinary items              17,639,657    19,688,656   19,303,988
   Extraordinary (loss) or gain-extinguishment
    of debt                                         (124,895)    1,023,713            -
   Net income                                  $  17,514,762  $ 20,712,369 $ 19,303,988

   Net income applicable to common shares      $  12,030,341  $ 15,227,948 $ 13,819,566

   Earnings Per Common Share - Basic:
    Net income before extraordinary items      $         .61  $        .88 $        .99
    Extraordinary items                        $           -  $        .06 $          -
    Net income                                 $         .61  $        .94 $        .99

   Earnings Per Common Share - Diluted:
    Net income before extraordinary items      $         .60  $        .88 $        .99
    Extraordinary items                        $           -  $        .06 $          -
    Net income                                 $         .60  $        .94 $        .99
   Dividends paid Per Common Share             $        1.86  $       1.86 $       1.80
   Weighted average number of common shares
      outstanding - Basic                         19,865,335    16,198,499   13,931,807
                   - Diluted                      20,059,873    16,215,513   13,931,807

                               The accompanying notes are an integral part
                                      of these financial statements.
      F5

          ASSOCIATED ESTATES REALTY CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Class A    Common Shares
                                                                       Cumulative     (at $.10
                                                                       Preferred       stated
                                                            Total        Shares        value)

   Balance, December 31, 1995                           $139,169,679  $ 56,250,000 $    1,387,238
    Comprehensive income:
     Net income                                           19,303,988             -              -
     Other comprehensive income
      Unrealized losses on securities of $18,500, net
      of reclassification adjustment for gains
      included in net income of $0                           (18,500)            -                -
    Total comprehensive income                            19,285,488             -              -
     Issuance of 1,450,000 common shares, net of
       underwriters' discounts and offering expenses
        of $1,774,222                                     30,669,528             -        145,000
    Common share dividends declared                      (25,624,075)            -              -
    Preferred share dividends declared                    (5,484,422)            -              -
   Balance, December 31, 1996                            158,016,198    56,250,000      1,532,238
    Comprehensive income:
     Net income                                           20,712,369             -              -
     Other comprehensive income
      Unrealized gains on securities of $15,000, net
       of reclassification adjustment for gains
       included in net income of $0                           15,000             -                -
    Total comprehensive income                            20,727,369             -              -
    Issuance of 1,317 restricted common shares                     -             -            131
    Issuance of 1,750,000 common shares, net of
     underwriters' discounts and offering expenses
     of $2,286,806                                        38,838,194             -        175,000
    Stock options exercised                                    1,717             -              8
    Common share dividends declared                      (30,940,979)            -              -
    Preferred share dividends declared                    (5,484,421)            -              -
   Balance, December 31, 1997                            181,158,078    56,250,000      1,707,377
    Comprehensive income:
     Net income                                           17,514,762             -              -
     Other comprehensive income
      Reclassification adjustment for gains
       included in net income of $2,625                        2,625             -              -
    Total comprehensive income                            17,517,387             -              -
    Issuance of 484 restricted common shares                       -             -             48
    Issuance of 5,547,701 common shares relating to
      the MIGRA merger and the acquisition of the
     MIG REIT properties                                 106,063,359             -        554,770
    Additional costs relating to common share offering      (129,860)            -              -
    Purchase of treasury shares                             (466,523)            -              -
    Common share dividends declared                      (39,469,873)            -              -
    Preferred share dividends declared                    (5,484,421)            -              -
   Balance, December 31, 1998                           $259,188,147  $ 56,250,000 $    2,262,195

                                                                    Accumulated   Accumulated
                                                                    Dividends in     Other      Treasury
                                                       Paid-In       Excess of   Comprehensive   Shares
                                                       Capital       Net Income      Income    (at cost)

   Balance, December 31, 1995                       $ 102,567,007  $(21,034,566) $          -  $       -
    Comprehensive Income:
     Net income                                                 -    19,303,988             -          -
     Other Comprehensive Income
      Unrealized losses on securities of $18,500,
      net of reclassification adjustment for
      gains included in net income of $0                        -             -       (18,500)         -
    Total comprehensive income                                  -    19,303,988       (18,500)         -
    Issuance of 1,450,000 common shares, net of
      underwriters' discounts and offering
      expenses of $1,774,222                           30,524,528             -              -         -
    Common share dividends declared                             -   (25,624,075)             -         -
    Preferred share dividends declared                          -    (5,484,422)             -         -
   Balance, December 31, 1996                         133,091,535   (32,839,075)      (18,500)         -
    Comprehensive Income:
     Net income                                                 -    20,712,369             -          -
     Other Comprehensive Income
      Unrealized gains on securities of $15,000,
       net of reclassification adjustment for
       gains included in net income of $0                       -              -       15,000          -
    Total comprehensive income                                  -    20,712,369        15,000          -
    Issuance of 1,317 restricted common shares               (131)            -             -          -
    Issuance of 1,750,000 common shares, net
     of underwriters' discounts and offering
     expenses of $2,286,806                            38,663,194             -             -          -
    Stock options exercised                                 1,709             -             -          -
    Common share dividends declared                             -   (30,940,979)            -          -
    Preferred share dividends declared                          -    (5,484,421)            -          -
   Balance, December 31, 1997                         171,756,307   (48,552,106)       (3,500)         -
    Comprehensive Income:
     Net income                                                 -    17,514,762             -          -
     Other Comprehensive Income
      Reclassification adjustment for gains
       included in net income of $2,625                         -             -          2,625         -
    Total comprehensive income                                  -    17,514,762          2,625         -
    Issuance of 484 restricted common shares                  (48)            -              -         -
    Issuance of 5,547,701 common shares relating
      to the MIGRA merger and the acquisition of
      the MIG REIT properties                         105,508,589             -              -         -
    Additional costs relating to common share
     offering                                            (129,860)            -              -         -
    Purchase of treasury shares                                 -             -              -    (466,523)
    Common share dividends declared                             -   (39,469,873)             -         -
    Preferred share dividends declared                          -    (5,484,421)             -         -
   Balance, December 31, 1998                       $ 277,134,988  $(75,991,638) $       (875)   $(466,523)

          The accompanying notes are an integral part of these financial statements.
      F6

          ASSOCIATED ESTATES REALTY CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the year ended December 31,
                                                                1998           1997           1996
   Cash flow from operating activities:
    Net income                                            $    17,514,762 $  20,712,369  $ 19,303,988
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                            24,898,978    19,265,827    15,535,587
      Minority interest in operating partnership                   78,706             -             -
      Write-off of software development costs                     817,485             -             -
      Loss (gain) on extinguishment of debt                       124,895    (1,023,713)            -
      Gain on sale of property                                   (503,497)   (1,607,829)            -
      Charge for unrecoverable funds advanced to
        non-owned properties and other                            291,827     1,764,044             -
      Equity in net income of joint ventures                     (444,692)     (560,936)     (305,189)
      Earnings distributed from joint ventures                    534,474       502,891       423,959
      Net change in assets and liabilities
        net of effect of the MIGRA merger:
             - Accounts and notes receivable                      203,650    (2,825,370)   (1,052,793)
             - Accounts and notes receivable of
                 affiliates and joint ventures                  2,497,659    (4,358,520)   (3,387,067)
             - Accounts payable and accrued expenses           (2,654,278)      (37,248)    1,584,630
             - Other operating assets and liabilities            (257,462)    1,677,352       131,711
             - Restricted cash                                    988,242    (4,500,510)     (564,619)
             - Funds held for non-owned managed
                 properties                                      (657,169)      862,992       188,755
             - Funds held for non-owned managed
                 properties of affiliates and joint
                 ventures                                      (1,770,823)       65,029      (798,481)
         Total adjustments                                     24,147,995     9,224,009    11,756,493
      Net cash flow provided by operations                     41,662,757    29,936,378    31,060,481
   Cash flow from investing activities:
    Real estate acquired or developed (net of liabilities
     assumed)                                                (160,575,973) (131,446,648)  (74,176,202)
    Fixed asset additions                                      (1,893,829)   (1,994,607)   (1,680,625)
    Net proceeds received from sale of property                10,664,750     4,892,668             -
    Loans receivable - affiliate                                        -    (3,342,000)            -
    Distributions from (contributions to) joint ventures          166,669       (17,378)       86,018
      Net cash flow used for investing activities            (151,638,383) (131,907,965)  (75,770,809)
   Cash flow from financing activities:
    Principal payments on mortgage notes                       (9,243,936)  (19,306,272)   (2,921,236)
    Proceeds from mortgage notes                                        -     8,100,000             -
    Proceeds from senior and medium-term notes                 20,000,000    50,000,000    42,500,000
    Proceeds from the issuance of common shares, net
     of $2,187,500 and $1,609,500 of underwriting
     commissions and $99,306 and $164,722 of
     offering expenses paid in 1997 and 1996,
     respectively                                                       -    38,838,432    30,669,528
    Line of credit borrowings                               1,284,600,000   370,900,000   170,950,000
    Line of credit repayments                              (1,141,600,000) (309,400,000) (167,050,000)
    Deferred financing and offering costs                      (2,145,679)     (815,651)     (822,030)
    Common share dividends paid                               (36,900,979)  (29,897,358)  (24,692,838)
    Preferred share dividends paid                             (5,484,421)   (5,484,421)   (5,484,422)
    Purchase of treasury shares                                  (466,523)            -             -
    Stock options exercised                                             -         1,717             -
      Net cash flow provided by financing activities          108,758,462   102,936,447    43,149,002
   (Decrease) increase in cash and cash equivalents            (1,217,164)      964,860    (1,561,326)
   Cash and cash equivalents, beginning of year                 2,251,819     1,286,959     2,848,285
   Cash and cash equivalents, end of year                 $     1,034,655 $   2,251,819  $  1,286,959

                        The accompanying notes are an integral part
                             of these financial statements.
      F7

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA") into the Company and the related acquisition of eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. (the "MIG REIT Properties") and one development property. The aforementioned June 30, 1998 transactions, together with the Company's purchase of the MRT properties and a newly developed property (Note 2), are collectively referred to as the "MIGRA Related Transaction". In connection with the merger, the Company also acquired the property management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIGRA is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension systems. MIGRA recognizes revenue primarily from its client's real estate acquisitions and dispositions, loan origination and consultation, debt servicing, asset and property management and construction lending activities. MIGRA earns the majority of its debt servicing fee revenue from two of its pension fund clients. MIGRA's asset management, property management, investment advisory and mortgage servicing operations including those of the prior MIGRA affiliates are collectively referred to herein as the "MIGRA Operations".

               At December 31, 1998, the Company owned or was a joint venture partner in 101 multifamily properties containing 21,558 units. Of these properties, 75 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana, one in California and one in Pennsylvania. Additionally, the Company managed 57 non-owned properties, 50 of which were multifamily properties consisting of 12,426 units (16 of which are owned by various institutional investors consisting of 5,749 units) and seven of which were commercial properties containing an aggregate of approximately 782,000 square feet of gross leasable area. Through special purpose entities, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the operating partnership. The Company holds a preferred share interest in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interest is not an impermissible investment for purposes of the Company's REIT qualification test.
      F8
               As further described in Note 2, the Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement.

               One property included in the financial statements is 33-1/3% owned by third party investors. As this property has an accumulated deficit, no recognition of the third party interest is reflected in the financial statements since it is the Company's policy to recognize minority interest only to the extent that the third party's investment and accumulated share of income exceeds distributions and its share of accumulated losses. Investments in joint ventures, that are 50% or less owned by the Company, are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment.

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

          Real Estate and Depreciation

               Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation. Included in construction in progress are parcels of undeveloped land held for future development. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings and improvements         10 - 30 years
               Furniture, fixtures and equipment   3 - 10 years

               The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Expenditures that extend the life or improve an asset beyond its original condition are capitalized. Expenditures for maintenance and repairs, and costs incurred in connection with resident turnover such as unit cleaning, painting, carpet cleaning or replacement, appliance repair or replacement and other associated costs are charged to operations.
      F9
          Impairment of Long-Lived Assets

               Management reviews the carrying value of real estate assets using estimated future cash flows, including estimated proceeds from disposition, whenever an event or change in circumstance indicates that the asset value may not be recoverable.

               The Company uses the undiscounted cash flow method to determine impairment in the carrying value of its long-lived assets. Measurement of an impairment loss is determined by reducing the carrying value of the assets to fair value. Assets that are being held for sale or abandonment are recorded at the lower of carrying value or fair value less cost to sell.

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

          Intangible Assets

               The intangible assets primarily represents the allocated purchase price from the MIGRA Related Transaction associated with the acquired advisory, property management and loan servicing contracts obtained from the MIGRA merger, as well as the client
          relationships and the MIGRA management team.   The Company will
          review its intangible assets for impairment should any of the following events occur: (i) client terminates a contract that is not replaced with a new client contract within one year or (ii) employment services of certain of the six key employees retained by AERC is terminated. Upon any such occurrence, the Company will assess the value of the contract or employment relationship terminated and will write-off the appropriate amount. The Company is amortizing its intangible assets on a straight-line basis over a six year period.

          Revenue Recognition

               The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Government-Assisted Properties are generally recognized based on applications submitted to the U.S. Department of Housing and Urban Development ("HUD"). Provision is made for estimated amounts of revenue increases that may not be granted.

               Acquisition, management and disposition fees, interest income and other fees are recognized when the related services are performed and the earnings process is complete. Servicing fee income, related to loans serviced on behalf of the pension systems, is recognized when earned and is included in other income in the Consolidated Statements of Income.

               Revenues earned by the Service Companies are recognized as the related services are performed.
      F10

          Operating Partnership Minority Interest

               During 1998, the Company acquired, through a subsidiary partnership ("DownREIT"), a majority ownership interest in a development property and a newly developed property. In conjunction with these acquisitions, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. These OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive distributions per OP unit equal to the per share distributions on the Company's common shares. During 1998, the Company charged $78,706 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. For the year ended December 31, 1998, the Class B, Class C, Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership.

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

               The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Taxes are provided for those Service Companies having net profits for both financial statements and income tax purposes. For those Service Companies with net operating loss carryforwards, no tax benefits have been recorded and the related deferred tax assets have been offset in full through a valuation allowance. The 1998 and 1997 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $5,361,000 and $4,387,000 and expire in the years 2009 to 2018.

               At December 31, 1998 and 1997, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $54 million and $83 million, respectively.

          Derivative Financial Instruments

               The Company may, from time to time, enter into treasury lock arrangements or interest rate swap contracts as hedges against increasing interest rates. The Company does not utilize these arrangements for trading or speculative purposes. These arrangements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the arrangement is settled. The proceeds or payments resulting from the settlement of the arrangement are deferred and amortized over the life of the debt as an adjustment to interest expense. At December 31, 1998, there were no treasury lock arrangements, interest rate swap contracts or other derivative instruments outstanding.

          Recent Accounting Pronouncements

               In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company adopted the provisions of this statement in 1998. These disclosure requirements had no impact on financial position or results of operations.
      F11
               In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The Company adopted the provisions of this statement for its 1998 annual reporting.
          These disclosure requirements had no impact on financial position or results of operations.

               In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

          2.   DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

          Development Activity

               Construction in progress, including the cost of land, for the development of multifamily properties was $53,740,292 and $16,439,393 at December 31, 1998 and 1997, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $2,704,434, $1,880,830 and $1,394,800 during the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, two projects were completed, The Residence at Barrington, a 288 unit property located in Aurora, Ohio (a suburb of Cleveland) at a total cost of construction of $25.1 million and The Village of Western Reserve, a 108 unit property located in Streetsboro, Ohio (a city located southeast of Cleveland) at a total cost of construction of $7.8 million. During 1998, the construction and leasing of 184 additional units at two of the Company's properties were completed at a total cost of $11.9 million. During 1997, one project was completed, Bradford at Easton, a 324 unit property located in Columbus, Ohio at a total cost of construction of $18.8 million. During 1997, the construction and leasing of 175 additional units at three of the Company's properties were completed at a total cost of $14.2 million. During 1996, the construction and leasing of 116 additional units at two of the Company's properties were completed at a total cost of $6.5 million.
      F12

          Acquisition Activity

               During 1998, without regard to the merger of MIGRA and the related acquisition of the eight MIG REIT Properties and the two properties held in the DownREIT, the Company acquired five multifamily properties containing 1,584 units and two parcels of land containing 90 acres for an aggregate purchase price of $99.1 million, including $15.6 million of liabilities assumed, principally mortgage indebtedness of $15.0 million. The acquired properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; Indianapolis, Indiana; and Toledo,
          Ohio. The land parcels are located in Avon, Ohio and Atlanta, Georgia. The purchase price of the acquired properties was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $39.0 million. Three of the five properties were acquired from an entity managed by MIGRA in anticipation of the consummation of the other MIGRA Related Transaction. The three properties were owned, in part, by MIG Residential Trust.
          The aggregate purchase price of these properties was $59.5 million of which approximately $15.3 million represented assumed liabilities.

               On June 30, 1998, the Company consummated the remaining MIGRA Related Transaction, except for the acquisition of the newly developed property. As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 408,314 of the Company's common shares. The number of shares issued was determined based on the average closing price of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Subject to the achievement of certain performance criteria, the former shareholders of MIGRA have the opportunity to receive additional contingent consideration to be paid in the form of the Company's common shares. After giving effect to certain price adjustments, contingent consideration payable on each of June 30, 1999 and 2000 is approximately $872,000 and $2.9 million, respectively, and is subject to further adjustment. On or about December 31, 1998, the conditions precedent to the payment of the first contingent consideration amount of $872,000 had been satisfied.

               The Company also acquired the MIG REIT Properties for $12.2 million in cash, the issuance of 5,139,387 common shares of the Company and the assumption of approximately $0.7 million in liabilities. The number of common shares was determined based on the average closing price of the Company's common shares for the 20 trading days preceding the purchase of the MIG REIT Properties or $18.76 per share. The cash portion of the purchase price was financed using borrowings made available through the Company's Line of Credit.

               In connection with the MIGRA Related Transaction, the Company also acquired the general and certain limited partnership interests in a partnership that owned a multifamily property in development. In exchange for cash of $15.6 million, the Company received 661,663 OP units, representing a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"),
      F13

          an operating partnership, which owns a parcel of real property located in Orlando, Florida upon which a 460 unit multifamily apartment complex, Windsor at Kirkman Apartments, is being constructed. Certain limited partners of HP Advisors received
          459,719 OP units, representing four classes of limited partnership interests, in exchange for their interests in Windsor at Kirkman Apartments. The number of OP units issued was determined with reference to the Company's common shares and is based on the average closing price of the Company's common shares for the 20 trading days preceding the date of the merger agreement or $23.63 per share. Commencing two years from the date of issuance, the holders of the Class A OP units can present such Class A OP units for redemption to the operating partnership for cash, subject to certain conditions. The Company has the option to redeem the OP units for common shares, exchangeable on a one-for-one basis, or the cash equivalent amount. The Class B and C OP units and Class E OP units, become exchangeable at the option of the Company into Class A OP units upon the attainment of certain operating thresholds, one and two years from the date of the merger closing, respectively. The cash paid by the Company in exchange for its OP units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               In October 1998, the final MIGRA Related Transaction was completed by the Company acquiring the general and certain limited partnership interests in a partnership that owns a multifamily property located in Pembroke Pines, Florida containing 368 units for a purchase price of approximately $34.2 million. In exchange for cash of $16.0 million and the assumption of mortgage indebtedness of $16.5 million, the Company received 1,887,345 OP units, representing a general partnership interest in HP Advisors. Certain limited partners of HP Advisors received 62,313 Class D OP units in exchange for their interests in the property. The number of OP units issued was determined based on the average closing price of the Company's common shares for the 20 trading days preceding the targeted closing date of the acquisition or $17.54 per share. The Class D OP units are exchangeable into Class A OP units at the option of the Company, subject to certain conditions, two years from the date of merger closing and upon the attainment of certain operating thresholds. The cash paid by the Company in exchange for its OP units in HP Advisors was financed using borrowings made available through the Company's Line of Credit.

               The Company's right to exchange Class B, Class C, Class D and Class E OP units into Class A OP units is conditioned upon obtaining certain certificates of occupancy, as set forth in the agreement, at the Windsor at Kirkman Apartments property.

               In connection with the MIGRA Related Transaction, the Company recorded the following amounts: (i) accounts receivables and miscellaneous prepaid expenses of $2.9 million, (ii) intangible assets of $4.2 million, (iii) real estate assets of $239.7 million, (iv) accounts payable and accrued expenses of $4.8 million, (v) accrued real estate taxes of $0.5 million, (vi) security deposits of $0.8 million, (vii) mortgage indebtedness of $31.5 million, (viii) borrowings on the MIGRA Line of Credit Facilities of $1.0 million, (ix) borrowings on the Company's Line of Credit of $90.1 million, (x) operating partnership units of $12.0 million and (xi) common stock and additional paid in capital of $106.1 million.

               During 1997, the Company acquired, in separate purchase transactions, eight multifamily properties containing an aggregate of 1,762 units and two parcels of land consisting of
          14.7 acres for an aggregate purchase price of $105.1 million, of which $4.5 million represented liabilities assumed. The acquired properties are located in Clinton Township and Farmington Hills, Michigan; Indianapolis, Indiana; and Cincinnati, Columbus and Toledo, Ohio. The purchase price of these acquired properties has been financed primarily with proceeds from borrowings on the Company's Line of Credit.
      F14
               During 1996, the Company acquired, in separate purchase transactions, six multifamily properties containing an aggregate of 1,289 units and three parcels of undeveloped land consisting of 43 acres for an aggregate purchase price of $59.1 million, which were financed with (i) borrowings under the Company's Line of Credit of $46.1 million, (ii) net proceeds of $9.9 million from the issuance of a Medium-Term Note and (iii) the assumption of mortgage indebtedness of $3.1 million.

          Disposition Activity

               In December 1998, the Company sold an operating property for net cash proceeds of $10.7 million, resulting in a gain of $503,497. The net cash proceeds were used to pay down the Company's Line of Credit.

               In December 1997, the Company sold a 90 acre parcel of land zoned for office and industrial use. Net cash proceeds from the sale of $4.9 million, resulting in a gain of $1.6 million, were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use (Note 3). The like-kind exchange was consummated in 1998.

          3.   RESTRICTED CASH

               Restricted cash, some of which is required by HUD for certain government-subsidized properties, includes residents' security deposits, reserve funds for replacements, other escrows held for the future payment of real estate taxes and in 1997, funds held in trust for a pending like-kind exchange (Note 2). The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property. In addition, certain escrows are maintained in connection with mortgage servicing operations.

               Restricted cash is comprised of the following:

                                                 1998          1997

               Like-kind exchange trust       $         -  $  4,863,760
               Resident security deposits         862,369       805,172
               Investor's escrow                2,445,352             -
               Escrow and reserve funds for
                replacements required by
                mortgagees                      3,411,142     4,456,581
                                              $ 6,718,863  $ 10,125,513

               Amounts held in the like-kind exchange trust were invested in money market funds at December 31, 1997. These funds were used exclusively for the purchase of a multifamily property in a like-kind exchange (Note 2). Resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Investor's escrow represent funds held by the Company primarily for the payment of operating expenses associated with properties managed by the Company on behalf of its pension fund clients. These funds are held in short term investments. Reserve funds for replacements are invested in a combination of money market funds, U.S. treasury bills with maturities less than 18 months, and collateralized mortgage obligations issued by the Federal Home Loan Mortgage Company ("FHLMC") maturing in 2023.

               Debt securities owned with a maturity at date of purchase of less than 18 months are classified as "held to maturity" and securities with a maturity at date of purchase greater than 18 months are classified as "available for sale". Securities classified as held to maturity are measured at amortized cost. Securities classified as available for sale are measured at fair value. Adjustments to fair value of the securities available for sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax, where applicable, as a separate component of comprehensive income. At December 31, 1998 and 1997, held to maturity securities included: treasury bills with a cost of $848,917 and $1,873,088 and a fair value of $876,235 and $1,904,255, respectively, and certificates of deposits with a cost and estimated fair value of $488,000 at December 31, 1998. Available for sale investments included FHLMC securities with a cost of $99,500 and $398,000 at December 31, 1998 and 1997, respectively.

          4.   INTANGIBLE AND OTHER ASSETS

               Intangible assets, deferred charges and prepaid expenses consist of the following:

                                                    1998           1997

          Intangible assets                     $  4,159,236   $        -
          Deferred financing and leasing costs     5,147,550    3,739,789
          Less:  accumulated amortization         (1,547,429)    (886,000)
                                                   7,759,357    2,853,789
          Prepaid expenses                         3,914,114    2,325,067
          Other assets                             1,420,501    1,442,548
                                                $ 13,093,972   $6,621,404


               Amortization expense was $1,325,251, $700,118, and $608,594 for the years ended December 31, 1998, 1997 and 1996, respectively.

          5.   EXTRAORDINARY ITEMS AND OTHER CHARGES

               In 1998, upon the refinancing of the Line of Credit, unamortized deferred financing costs were written off. In 1997, an unamortized debt premium was written off upon the early repayment of mortgage debt. These transactions have been reflected as an extraordinary loss of $124,895 and an extraordinary gain of $1,023,713 in 1998 and 1997, respectively.

               During 1998, the Company abandoned its efforts to convert its proprietary automated leasing information system to a Windows(c) version. Accordingly, the Company wrote off $817,485 of costs which had been previously capitalized. This write-off is reflected in the Consolidated Statements of Income.

               During 1998 and 1997, the Company wrote off $91,827 and $1,764,044, respectively, of receivables. The 1998 receivable write-off was comprised of an advance to a former managed but non-owned, non-related party property. The 1997 receivable write-off was principally comprised of two advances to managed but non-owned, non-related party properties. Additionally, in 1998, the Company reserved $200,000 with respect to a receivable from an investor in a managed but non-owned property. This write-off and reserve is reflected as a charge for unrecoverable funds advanced to non-owned properties and other in the Consolidated Statements of Income.
      F16

          6.   DEBT

               The Company's borrowings are evidenced by both secured and unsecured debt. Secured debt consists of the following:

                                                      1998         1997

           Conventional mortgage debt, maturing
             at various dates to 2007             $52,176,354  $29,396,477
           Federally insured mortgage debt,
             maturing at various dates to 2024     27,866,313   28,421,504
                                                  $80,042,667  $57,817,981


          Conventional Mortgage Debt

               Conventional mortgages payable are comprised of seven and four loans at December 31, 1998 and 1997, respectively, each of which is collateralized by the associated real estate and resident leases. All but one conventional mortgage with a principal amount of $16.5 million assumed in 1998 are nonrecourse, fixed rate, project specific loans. The remaining loan has a variable interest rate. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through March 1, 2007. On June 30, 1998, the Company paid off a variable rate $8.1 million mortgage. The weighted average interest rate of the conventional fixed rate mortgages was 8.75% and 8.52% at December 31, 1998 and 1997, respectively. The weighted average interest rate of the conventional variable rate mortgages was 6.94% at December 31, 1998.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt which encumbered seven of the properties at December 31, 1998 and 1997 (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. At December 31, 1998, six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1,841,854) is variable rate. Interest rates on the HUD-insured indebtedness range from 7.0% to 10.25%. The weighted average interest rate of the federally insured mortgages was 7.63% at December 31, 1998 and 1997.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

               Real estate assets pledged as collateral for all mortgage debt had a net book value of $116,367,505 and $50,030,137 at December 31, 1998 and 1997, respectively.

               Unsecured debt consists of the following:

                                                1998          1997
   Senior Notes, due 2000 to 2002 with
     interest payable quarterly, net of
     unamortized discounts of $84,097 and
     $147,693                               $  84,915,903 $  84,852,307
   Medium-Term Notes, due 2001 to 2026
     with interest payable quarterly          112,500,000    92,500,000
   Line of Credit, due 2001                   226,446,565    83,000,000
                                            $ 423,862,468 $ 260,352,307

      F17

          Senior Notes

               The Senior Notes were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million at December 31, 1998 and 1997.

          Medium-Term Notes Program

               The Company had 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million and ten MTN's outstanding with an aggregate balance of $92.5 million at December 31, 1998 and 1997, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 9.27 years at December 31, 1998. The holders of two MTN's with stated terms of 30 years each have a right to repayment of five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity would be 4.91 years. The weighted average interest rate of the 11 MTN's is 6.99% for the year ended December 31, 1998 and 6.97% for the ten MTN's for the year ended December 31, 1997.
          One and four of the MTN's in the aggregate amounts of $20.0 million and $50.0 million were issued in 1998 and 1997, respectively, with the balance issued in 1996.

               The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 1998, there was $62.5 million of additional MTN borrowings available under the program.

               From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of December 31, 1998.

          Line of Credit

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility.
          During the third quarter of 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provides for an extension of the term for an additional year through June 2001 with the Company having the option to extend the term through June 2002. The Line of Credit includes certain restrictive covenants which, among others, requires the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to less than 95% and 90% of Distributable Cash Flow, as defined in the agreement, for 1999 and 2000, respectively, and
          (iii) maintain certain debt coverage ratios. The Company's borrowings under this Line of Credit bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, payable annually in advance on each anniversary date. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At December 31, 1998 and 1997, $226.0 million and $83.0 million, respectively, were outstanding under this facility. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.88% and 7.04% at December 31, 1998 and 1997, respectively.
      F18
               At March 31, 1998, the Company was in violation of certain financial ratio covenants under the Line of Credit. The Company received waivers of those violations through June 30, 1998. Additionally, the Company advised its bank group that it was not in compliance with one of the financial covenants concerning the Company's net worth as of September 30, 1998. The net worth covenant required that the Company maintain a minimum net worth of $400 million, based on a formula that incorporates the annualized multiple of the most recent quarter's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement. The Company negotiated with its bank group for a waiver by the banks of the breach of the net worth covenant, along with an increase in borrowing costs under its Line of Credit from LIBOR plus 100 basis points to LIBOR plus 140 basis points. In addition, certain of the covenants, including the minimum net worth covenant, were modified to provide the Company with a limited increase in flexibility. The minimum net worth covenant was reduced from $400 million to $325 million.
          The bank group continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant. A $395,000 default waiver fee was paid in December 1998 and is reflected in the Consolidated Statements of Income.

               MIGRA maintains a $500,000 Line of Credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. MIGRA's borrowings under this facility bears interest at prime plus one percent. The MIGRA Line of Credit Facility matures on May 1, 2000. At December 31, 1998, $446,565 was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the MIGRA Line of Credit Facility was 9.85% at December 31, 1998. In connection with the merger, the Company assumed an additional $500,000 Line of Credit Facility that was paid off at maturity, on October 31, 1998.

               As of December 31, 1998, the scheduled maturities of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows:

                1999                $  21,708,053
                2000                   90,807,745
                2001                  264,686,455
                2002                   26,209,368
                2003                   13,812,869
                Thereafter             86,680,645
                                    $ 503,905,135

          7.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

               At December 31, 1998, the Company's interests in the joint venture partnerships are as follows:

                                     Ownership

                Americana               33-1/3%
                Euclid House            33-1/3%
                Gates Mills Towers      33-1/3%
                Watergate               33-1/3%
                College Towers           50%
                Highland House           50%
                Lakeshore Village        50%

               Summarized financial information for these joint ventures is as follows:

          Balance sheet data
                                      1998          1997

   Real estate, net               $12,860,390   $13,812,528
   Other assets                     4,196,368     4,171,028
                                  $17,056,758   $17,983,556

   Amounts payable to the Company $   159,872   $   147,349
   Mortgages payable               50,374,723    51,132,057
   Other liabilities                3,641,143     2,995,699
   Accumulated deficit            (37,118,980)  (36,291,549)
                                  $17,056,758   $17,983,556

          Operating data
                                                    1998          1997         1996

          Rental revenues                       $19,278,712   $18,775,127  $18,254,406
          Other revenues                            174,774       129,490      127,729
          Operating and maintenance expenses     12,316,421    11,020,783   11,093,688
          Depreciation and amortization           1,316,451     1,384,453    1,493,727
          Interest expense                        4,803,070     5,119,462    5,176,499
          Net income                            $ 1,017,544   $ 1,379,919  $   618,221

          Company's proportionate interest in:
             Depreciation and amortization      $   475,675   $   496,983  $   533,248
             Interest expense                     1,656,652     1,763,156    1,782,706
             Net income of joint ventures           444,692       560,934      305,189

               The Company's proportionate share of net distributions was $701,143, $485,513 and $509,977 for the years ended December 31,
          1998, 1997 and 1996, respectively. Revenues from property management fees charged to joint ventures aggregated $784,111, $764,338 and $746,514 for the years ended December 31, 1998, 1997 and 1996, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

               Lakeshore Village is governed by regulations pursuant to the property's rent subsidy and mortgage insurance programs under HUD, which contain provisions governing certain aspects of the operations of the property (Note 10). Rent subsidies of $739,278, $785,883 and $802,517 for the years ended December 31,
          1998, 1997 and 1996, respectively, were received by the property.

          8.   TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

          Management and Other Services
               The Company provides management and other services to (and is reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which the Company's Chief Executive Officer and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates". The Company also provides similar services to joint venture properties.
      F20

               Summarized affiliate and joint venture transaction activity follows:


                                                 1998          1997         1996

   Property management fee and other
    miscellaneous service revenues
                       - affiliates          $ 2,283,066   $ 2,416,850  $ 2,530,165
                       - joint ventures          939,813       921,701      903,593
   Painting service revenues
                       - affiliates              350,014       460,218      944,769
                       - joint ventures          322,831       165,956      155,763
   Expenses incurred on behalf of and
     reimbursed by (1) - affiliates            4,426,066     4,478,437    3,959,548
                       - joint ventures        2,626,631     2,540,621    2,509,324
   Interest income     - affiliates              695,367       697,990      201,238
   Interest expense    - affiliates             (344,448)     (297,246)    (261,071)
                       - joint ventures          (24,324)      (24,091)     (21,865)

          (1)  Primarily payroll and employee benefits, reimbursed at cost.

               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $6,677,611 and $4,542,798 at December 31, 1998 and 1997,
          respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $0 and $329,000 at December 31, 1998 and 1997, respectively.

          Advances to Affiliates and Joint Ventures
               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $5,555,732 and $880,057 at December 31, 1998, respectively, and $9,048,403 and $847,954 at December 31, 1997, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was 8.3% during 1998 and 1997. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $3,174,898 and $2,178,496 at December 31, 1998, respectively, and $4,989,674 and $1,805,543 at December 31, 1997, respectively.

               In February 1998, certain affiliated entities which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's Board of Directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, had informed the Company that the Corporation has caused the commencement of a review giving rise to expenditures of approximately $2.9 million of capital calls relating to certain HUD subsidized properties. The Company believed that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.
      F21
               On March 11, 1999, the Company, the Corporation, certain shareholders of the Corporation and others entered into a settlement agreement which resolved all disputes concerning the aforementioned expenditures and other issues concerning the management by the Company or one of its Service Companies of various properties owned by entities in which the Corporation was a general partner. Pursuant to that settlement agreement, the Corporation and other affiliates funded all outstanding advances made by the Company. At December 31, 1998, amounts outstanding which were subsequently funded pursuant to the settlement agreement were $4.7 million.

          Notes receivable
               At December 31, 1998 and 1997, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). The notes were entered into on May 23, 1997 and bear interest, payable quarterly at the 30-day LIBOR plus the LIBOR margin on the Company's Line of Credit, with principal due May 1, 2002. The 30-day LIBOR averaged 5.57% during 1998. One of the notes is collateralized by 150,000 of the Company's common shares; the other note is unsecured. The Company recognized interest income of $227,833 and $143,289 for the years ended December 31, 1998 and 1997, respectively, relating to these notes.

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

                                             1998        1997

                Real estate, net         $1,301,603  $1,441,646
                Other assets                847,497     803,416
                                         $2,149,100  $2,245,062

                Mortgage notes payable   $4,125,834  $4,295,287
                Other liabilities           360,745     399,677
                Accumulated deficit      (2,337,479) (2,449,902)
                                         $2,149,100  $2,245,062

                                            1998       1997       1996

               Rental and other revenue  $2,309,937 $2,264,592 $2,270,750
               Property operating and
                  maintenance expenses    1,444,442  1,392,571  1,202,178
               Depreciation and             151,814    148,224    143,949
               amortization
               Interest expense             317,244    325,764    335,644
               Net income                $  396,437 $  398,033 $  588,979


      F22

          10.  COMMITMENTS AND CONTINGENCIES

          Leases
               The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows:

                         1999              $   949,778
                         2000                  643,140
                         2001                  327,036
                         2002                   80,057
                         2003                   70,686
                         Thereafter            353,433
                                           $ 2,424,130

               The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $1,599,473 and accumulated depreciation of $702,929 at December 31, 1998. The Company also leases certain equipment under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows:

                                            Capital     Operating

                         1999              $  410,666  $  129,521
                         2000                 235,321     129,521
                         2001                 140,485     127,166
                         2002                  69,763     101,261
                         2003                   5,302     101,261
                         Thereafter                 -   5,175,418
                                              861,537  $5,764,148
                         Less interest         95,369
                                           $  766,168

               Certain of the ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the financial statements and expire at various dates from 2021 to 2086. Rental revenues derived from such properties were $9,558,571, $9,476,338 and $9,376,871 for the years ended December 31, 1998, 1997 and 1996, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $1,257,605 and $1,564,010 at December 31, 1998 and 1997, respectively. With respect to such leases, the Company incurred ground rent expense of $101,261 for each of the years ended December 31, 1998, 1997 and 1996.

               The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the assignment of fee simple title shall expire in 2037. At December 31, 1998, the net book value of this property was $1,619,006.
      F23
          Government Programs
               Certain of the Company's properties are governed by regulations pursuant to rent subsidies or mortgage insurance programs, which contain provisions governing certain aspects of the operations of the properties. Among other things, such provisions may include the maintenance of a reserve fund for replacements, the renting of properties to qualifying residents, and the requirement to make distributions in accordance with certain regulations. Certain approvals may be required to encumber properties having rental subsidies.

               The rent subsidy program provides that HUD will make monthly housing assistance payments to the Company on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the Company. Such contracts have scheduled expiration dates between August 2000 and November 2019. HUD may abate subsidy payments if the Company defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Rent subsidies of $10,403,845, $11,004,881 and $11,174,488 for the years ended
          December 31, 1998, 1997 and 1996, respectively, were recognized in income by the 15 wholly owned properties eligible for federal rent subsidies. As discussed in Note 6, certain obligations are insured by federal mortgage insurance programs. The Company believes that either the contracts will be renewed, the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate apartments upon expiration of the contracts.

          11.  RAINBOW TERRACE APARTMENTS

               On February 9, 1998, HUD notified the Company that Rainbow Terrace Apartments, Inc. ("RTA"), the Company's subsidiary corporation that owns Rainbow Terrace Apartments, was in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleged that the property was poorly managed and that RTA had failed to complete certain physical improvements to the property. Moreover, HUD claimed that the owner was not in compliance with numerous technical regulations concerning whether certain expenses were properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

               This controversy arose out of a Comprehensive Management Review of the property initiated by HUD in the Spring of 1997, which included a complete physical inspection of the property.
          In a series of written responses to HUD, the Company stated its belief that it had corrected the management deficiencies cited by HUD in the Comprehensive Management Review (other than the completion of certain physical improvements to the property) and justified the expenditures questioned by HUD as being properly chargeable to the property in accordance with HUD's regulations. Moreover, the Company stated its belief that it had repaired any physical deficiencies noted by HUD in its Comprehensive Management Review that might pose a threat to the life and safety of its residents.

               In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for RTA were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of the HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded pursuant to HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning RTA provided by the Company. The Company has received the monthly HAP payments for RTA.
      F24
               In June 1998, the Company filed a lawsuit against HUD seeking to compel HUD to review certain budget based rent increases submitted to HUD by the Company in 1995.

               Since June 1998, the Company has been involved in ongoing negotiations with HUD for the purpose of resolving these and other disputes concerning other properties managed or formerly managed by the Company or one of the Service Companies, which were similarly the subject of Comprehensive Management Reviews initiated by HUD in the Spring of 1997.

               On March 12, 1999, the Company, Associated Estates Management Company ("AEMC"), RTA, PVA Limited Partnership ("PVA"), the owner of Park Village Apartments, and HUD, entered into a comprehensive settlement agreement (the "Settlement Agreement") for the purpose of resolving certain disputes concerning property operations at Rainbow Terrace Apartments, Park Village Apartments ("Park Village"), Longwood Apartments ("Longwood") and Vanguard Apartments ("Vanguard"). Longwood was managed by the Company until January 13, 1999. Park Village is managed by the Company. Vanguard was managed by AEMC until December 1997. All four properties are encumbered by HUD insured mortgages, governed by HUD imposed regulatory agreements and subsidized by Section 8 Housing Assistance Payments.

               Under the terms of the Settlement Agreement, HUD has agreed to pay RTA a retroactive rent increase totaling $1,784,467, which represents the outstanding receivable at December 31, 1998. HUD has further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD has agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

               HUD's obligations under the Settlement Agreement are conditional upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1.78 million retroactive rent increase payable to RTA mentioned above. At December 31, 1998, the Company had receivables of $1.78 million related to the 1995 retroactive rental increase requests, which include additional amounts of $430,737 relating to 1998 rental increase requests. At December 31, 1998, RTA had net assets of $1.8 million, including the retroactive rental receivable of $1.78 million due from HUD, and a remaining amount due under the mortgage of $1.9 million. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company.

      F25

          12.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

               Rents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate corresponding fair values.

               Mortgages and notes payable with an aggregate carrying value of $80,042,667 and $57,817,981 at December 31, 1998 and 1997,
          respectively, have an estimated aggregate fair value of approximately $84,634,040 and $60,958,924, respectively. The Line of Credit is carried at an amount which approximates fair market value. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

               Senior and Medium-Term Notes with an aggregate carrying value of $197,415,903 and $177,352,307 at December 31, 1998 and
          1997, respectively, have an estimated fair value of $210,908,014 and $185,572,168, respectively.

               The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. These agreements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the agreement is settled. On December 12, 1997, the Company entered into a treasury lock rate agreement for a notional amount of $20,000,000 which has since been settled. The carrying value of the agreement was zero and the fair market value was a liability of approximately $76,000 at December 31, 1997. There were no such agreements at December 31, 1998.

               Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

          13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               Cash paid for interest for the years ended December 31, 1998, 1997 and 1996 was $29,867,753, $19,628,642 and $16,294,050,
          respectively, which includes capitalized interest.

      F26
               The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

                                            1998          1997        1996
   Issuance of common shares in
    connection with the acquisition
    of MIG REIT Properties and the
    MIGRA merger                        $106,063,359   $         - $        -
   Issuance of OP units in connection
    with the acquisition of partnership
    interests in two properties           11,956,174             -          -
   Assumption of mortgage debt in
    connection with the acquisition
    of properties                         31,468,622             -  3,036,251
   Assumption of liabilities in
    connection with the acquisition
    of properties                          6,225,251     4,448,956    923,691
   Dividends declared but not paid        10,507,586     7,938,692  6,895,071
   Capital lease obligations                 548,867       339,745    319,802
   Offering expenses accrued                  37,022        37,771     96,785

          14.  COMMON, TREASURY AND PREFERRED SHARES

          Common Shares
               In June and July 1998, the Company issued 408,314 and 5,139,387 common shares relating to the Company's merger of MIGRA and the related acquisition of eight multifamily properties, respectively.

               On July 2, 1997, the Company completed an offering of 1,750,000 common shares at $23.50 per share. The net proceeds of approximately $38.8 million were applied to reduce debt.

               On December 17, 1996, the Company completed an offering of 1,450,000 common shares at $22.375 per share. The net proceeds of approximately $30.7 million were applied to reduce debt.

          Treasury Shares
               On June 29, 1998, the Company's Board of Directors authorized management to purchase, from time to time, up to 1,000,000 common shares at market prices. The timing of stock purchases are made at the discretion of management. During the third quarter of 1998, 25,000 shares were repurchased at an aggregate cost of $466,523 which was funded primarily from operating cash flows.

          Preferred Shares
               At December 31, 1998, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"). Dividends on the Perpetual Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Perpetual Preferred Shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the Perpetual Preferred Shares will be redeemable for cash at the option of the Company.

               The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no noncumulative preferred shares issued or outstanding at December 31, 1998, 1997 or 1996.

      F27

          15.  EARNINGS AND DIVIDENDS PER SHARE

          Earnings Per Share

               Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128.

               The following table provides a reconciliation of both income before extraordinary items and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares.

                                                        For the year ended December 31,
                                                       1998          1997          1996

          Basic Earnings Per Share:
          Income before extraordinary items        $17,639,657   $ 19,688,656  $ 19,303,988
            Less: Preferred share dividends         (5,484,421)    (5,484,421)   (5,484,422)
          Income before extraordinary items
             applicable to common shares            12,155,236     14,204,235    13,819,566
            Extraordinary items (loss) gain           (124,895)     1,023,713             -
          Net income applicable to common
             shares                                $12,030,341   $ 15,227,948  $ 13,819,566

          Diluted Earnings Per Share:
          Income before extraordinary items        $17,639,657   $ 19,688,656  $ 19,303,988
            Add: Minority interest in
                  operating partnership                 39,353              -             -
            Less:Preferred share dividends          (5,484,421)    (5,484,421)   (5,484,422)
                  Amortization expense
                   relating to contingent
                   merger consideration                (34,816)             -             -
          Income before extraordinary items
             applicable to common shares            12,159,773     14,204,235    13,819,566
            Extraordinary items gain (loss)           (124,895)     1,023,713             -
          Net income applicable to common
            shares                                 $12,034,878   $ 15,227,948  $ 13,819,566

          Number of Shares:
          Basic-average shares outstanding          19,865,335     16,198,499    13,931,807
            Add: Dilutive effect of stock
                  options                               22,172         17,014             -
                Operating partnership units            154,924              -             -
                 Contingent merger
                  consideration                         17,442              -             -
            Diluted shares                          20,059,873     16,215,513    13,931,807

          Per Share Amount-Net Income
            Before Extraordinary Item:
              Basic                                $       .61   $        .88  $        .99
              Diluted                              $       .60   $        .88  $        .99

          Per Share Amount-Net Income:
              Basic                                $       .61   $        .94  $        .99
              Diluted                              $       .60   $        .94  $        .99

      F28

               Options to purchase 1,310,874, 988,674 and 334,474 common shares were outstanding at December 31, 1998, 1997 and 1996, respectively (Note 16), a portion of which has been reflected above using the treasury stock method.

               The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods subsequent to their issuance as the effect of assuming conversion for those periods was antidilutive (Note 1). As of December 31, 1998, the Company plans to settle these OP units in cash.

          Dividends Per Share

               Total dividends declared per common share and the related components for the years ended December 31, 1998 and 1997, as reported for income tax purposes, were as follows:

                              For the year ended December 31, 1998

                                       Non-
                                      Taxable   20% Rate  Unrecaptured
                            Ordinary Return of   Capital  Section 1250
                Date Paid    Income   Capital     Gain        Gain     Dividends

   1st quarter  5/1/98      $.2253   $ .2213     $.0125       $.0059      $ .465
   2nd quarter  8/1/98       .2253     .2213      .0125        .0059        .465
   3rd quarter  10/31/98     .2253     .2213      .0125        .0059        .465
   4th quarter  1/15/99      .2253     .2213      .0125        .0059        .465
                            $.9012   $ .8852     $.0500       $.0236      $1.860

                               For the year ended December 31, 1997

                                        Non-
                                       Taxable   20% Rate  Unrecaptured
                             Ordinary Return of   Capital  Section 1250
                 Date Paid    Income   Capital      Gain       Gain    Dividends

   1st quarter   5/1/97       $.3250  $ .1400    $ .0000      $ .0000      $ .465
   2nd quarter   8/1/97        .3250    .1400      .0000        .0000        .465
   3rd quarter   10/31/97      .3250    .1400      .0000        .0000        .465
   4th quarter   1/15/98       .3250    .1400      .0000        .0000        .465
                             $1.3000  $ .5600    $ .0000      $ .0000      $1.860

               Preferred dividends of $5,484,421 were paid for the years ended December 31, 1998 and 1997 of which $276,963 and $0 was designated as a capital gain dividend for the years ended December 31, 1998 and 1997, respectively.

          16.  EMPLOYEE BENEFIT PLANS

          401(k) Plan

               The Company sponsors a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute between 1% and 12% of their gross wages. The Company matches such contributions at a rate of 25% up to a maximum participant contribution of 4%. The Company made contributions to this plan, of approximately $76,000, $60,000 and $47,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Effective February 1, 1999, employees may elect to contribute up to 15% of their gross wages with a Company matching contribution of 25% up to a maximum participant contribution of 6%. Additionally, the Company offers medical, dental and life insurance benefits to employees.

      F29
          AERC Share Option Plan

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

                                                  Granted and
                                      Authorized  Outstanding   Available  Exercisable

   Balance at December 31, 1995           543,093     324,600    218,493      216,400
     Granted (at $20.25 per share)              -      25,000    (25,000)           -
     Forfeited (at $22.00 per share)            -      (4,001)     4,001            -
     Exercisable                                -           -          -      104,199
   Balance at December 31, 1996           543,093     345,599    197,494      320,599
     Granted (at $24.06 per share)              -     167,494   (167,494)           -
     Forfeited (at $22.00 per share)            -      (3,000)     3,000            -
     Exercised (at $22.44 to
      $23.75 per share)                         -         (75)         -          (75)
     Exercisable                                -           -          -        8,333
   Balance at December 31, 1997           543,093     510,018     33,000      328,857
     Granted (at $12.50 per share)              -      72,200    (72,200)           -
     Forfeited (at $20.25 to $24.06
       per share)                               -     (61,800)    61,800      (18,133)
     Exercisable                                -           -          -       27,499
   Balance at December 31, 1998           543,093     520,418     22,600      338,223

               The weighted average exercise prices of options outstanding at December 31, 1998, 1997 and 1996 were $22.50, $22.67 and
          $21.87 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 1998, 1997 and 1996 were $22.17, $21.96 and $22.00 per share, respectively.

          Long-Term Plan

               Participants in the Long-Term Plan, a long-term incentive compensation plan, will earn incentive compensation over a three year period (the "Plan Period") based on specific levels of Funds From Operations per share, as defined, that are established at the outset of the Plan Period. Initial awards under the Long-Term Plan were based on the Plan Period beginning January 1, 1995 and ending December 31, 1997. There were no charges to earnings under this plan in 1997 or 1998. Beginning with the calendar year 1998, a new three year Plan Period commenced. Payment of the incentive compensation earned under the Long-Term Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the Board of Directors. There were no payments made on the first payment eligibility date which occurred in 1998. The second payment eligibility date is in 2001, and it is anticipated that participants will be eligible for payments each year thereafter until the Long-Term Plan terminates in 2005.

          Omnibus Equity Plan

               The Omnibus Equity Plan, an equity-based incentive compensation plan, provides for the grant to participants of options to purchase common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common

      F30
          shares. The option price with respect to the grant of options to purchase common shares will be determined at the time of the grant but will not be less than 100% of the fair market value of the common shares at the date of the grant or 110% in the case of a participant who, at the date of grant, owns shares with more than 10% of the total combined voting power of all classes of stock of the Company. The rights to purchase common shares will enable a participant to purchase common shares (i) at the fair market value of such shares on the date of such grant or (ii) at 85% of such fair market value on such date if the grant is made in lieu of cash compensation. Under the terms of the Omnibus Equity Plan, these grants and awards may not aggregate more than 1,400,000 common shares and no participating employee may receive awards with respect to more than 250,000 common shares during any calendar year.

               Restricted shares and option awards granted are vested in equal annual increments over three and five years, respectively, beginning on the first anniversary of the date of grant. Activity under the Omnibus Equity Plan is summarized as follows:

                                                   Granted and
                                       Authorized  Outstanding   Available  Exercisable

   Authorized                            1,400,000           -  1,400,000            -
     Restricted shares granted
      (at $20.40 per share)                      -       3,000     (3,000)           -
     Exercisable                                 -           -          -        1,000
   Balance at December 31, 1995 and
    1996                                 1,400,000       3,000   1,397,000       1,000
     Restricted shares granted
      (at $22.81 per share)                      -       1,317     (1,317)           -
     Options granted (at $24.06
      per share)                                 -     513,506   (513,506)           -
     Exercisable                                 -           -          -        1,000
   Balance at December 31, 1997          1,400,000     517,823    882,177        2,000
     Restricted shares granted
      (at $20.66 per share)                      -         484       (484)           -
     Options granted
      (at $24.06 per share)                      -     250,000   (250,000)           -
     Forfeited (at $22.8125 to
      $24.06 per share)                          -     (17,239)    17,239            -
     Exercisable                                 -           -          -      125,795
   Balance at December 31, 1998          1,400,000     751,068    648,932      127,795


               The weighted average exercise prices of options outstanding at December 31, 1998, 1997 and 1996 were $24.04, $22.67 and
          $22.00 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 1998, 1997 and 1996 were $23.97, $21.96 and $22.00 per share, respectively.

               Deferred compensation of $34,000, $30,600 and $40,800 at December 31, 1998, 1997 and 1996, respectively, has been reflected as a reduction of paid-in capital in the accompanying financial statements relating to the issuance of 484 restricted shares in 1998, 1,317 restricted shares in 1997 and 3,000 restricted shares in 1995.

          Options Granted to Outside Directors

               The Company has granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The shares granted are determined by the Company's Executive Compensation Committee. Option awards granted vest one year from the date of grant. Activity is summarized as follows:
      F31

                                                  Granted   Exercisable

               Balance at December 31, 1995        25,000        20,000
                 Granted (at $22.00 per share)      5,000             -
                 Forfeited (at $22.00 per share)   (6,250)       (6,250)
                 Exercisable                            -         5,000
               Balance at December 31, 1996        23,750        18,750
                 Granted (at $24.06 per share)     20,000             -
                 Exercisable                            -         5,000
               Balance at December 31, 1997        43,750        23,750
                 Exercisable                            -        20,000
               Balance at December 31, 1998        43,750        43,750

               The weighted average exercise prices of options outstanding at December 31, 1998 and 1997 were $22.94 per share, and at December 31, 1996 were $22.00 per share. The weighted average exercise prices of options exercisable at December 31, 1998 were $22.94 per share and at December 31, 1997 and 1996 were $22.00 per share.

          Executive Compensation

               The Company has an employment agreement with the President and Chief Executive Officer. This agreement, dated January 1, 1996, is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate by giving one year's prior written notice.
          The Company entered into an employment agreement with the Executive Vice President (former Chairman, President and Chief Executive Officer of MIGRA) for a period of three years, and non-compete and severance agreements with certain other executive officers.

          SFAS No. 123

               The Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method of SFAS No. 123, the Company's net income and earnings per share at December 31 would have been as follows:
      F32

                                           1998         1997         1996
   Net income applicable
    to common shares
                           As reported $12,030,341  $15,227,948  $13,819,566
                           Pro forma   $11,760,348  $15,152,835  $13,812,182

   Income per common share
               As reported - Basic     $       .61  $       .94  $       .99
                           - Diluted   $       .60  $       .94  $       .99
               Pro forma   - Basic     $       .59  $       .94  $       .99
                           - Diluted   $       .59  $       .94  $       .99


               The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following assumptions:

                                         1998        1997        1996

   Risk free interest rate or range   4.7%-6.9%   5.8%-6.2%   6.5%-6.9%
   Dividend yield or range            7.8%-10.6%  7.8%        7.9%
   Expected life or range             7-8 years   7-8 years   7-8 years
   Expected volatility or range       16.1%-      16.3%       17.4%-
                                      21.6%                   17.6%
   Weighted average per share fair
    value of an option granted
    during the year                   $.29        $1.85       $1.91


               The pro forma effect on net income as set forth above is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

      F33
          17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          1998
                                       First       Second       Third       Fourth
                                      Quarter      Quarter     Quarter     Quarter
                                                                  As
                                                             Restated(a)

   Revenues                         $30,708,805 $ 32,846,237 $39,233,362 $40,219,463
   Income before extraordinary
    item                              4,524,746    5,084,498   4,551,430   3,478,983
   Net income                         4,524,746    4,959,603   4,551,430   3,478,983
   Net income applicable
    to common shares                  3,153,641    3,588,498   3,180,325   2,107,877

   Earnings Per Common Share-
    Basic:
     Income before extraordinary
      item per common share         $       .18 $        .22 $       .14 $       .09
     Net income per common share    $       .18 $        .21 $       .14 $       .09
   Weighted average number of
    shares outstanding
    (in thousands)                       17,072       17,133      22,598      22,597

   Earnings Per Common Share-
    Diluted:
     Income before extraordinary
      item per common share         $       .18 $        .22 $       .14 $       .09
     Net income per common share    $       .18 $        .21 $       .14 $       .09
   Weighted average number
    of shares outstanding
    (in thousands)                       17,075       17,133      23,058      22,671

                                                        1997
                                     First       Second       Third       Fourth
                                    Quarter      Quarter     Quarter     Quarter

   Revenues                       $24,798,341 $26,823,699  $28,127,471 $29,060,437
   Income before
     extraordinary item             5,225,527   5,356,942    5,776,024   3,330,163
   Extraordinary item                       -  (1,043,446)      19,733           -
   Net income                       5,225,527   6,400,388    5,756,291   3,330,163
   Net income applicable
    to common shares                3,854,421   5,029,284    4,385,186   1,959,057

   Earnings Per Common Share-
    Basic:
     Income before extraordinary
      item per common share       $       .25 $       .26   $      .26  $      .11
     Net income per common share  $       .25 $       .32   $      .26  $      .11
   Weighted average number
    of shares outstanding
    (in thousands)                     15,322      15,322       17,053      17,073

   Earnings Per Common Share-
    Diluted:
     Income before extraordinary
      item per common share       $       .25 $        .26 $       .26 $       .11
     Net income per common share  $       .25 $        .32 $       .26 $       .11
   Weighted average number
    of shares outstanding
    (in thousands)                     15,351       15,335      17,074      17,097


               (a) The restated amounts reflect adjustments to the originally reported net income as follows:



   Real estate tax accrual adjustments            $ 356,550
   Operating expenses improperly capitalized        240,150
   Write-off of stale checks and miscellaneous
    accrual errors                                 (136,122)
                                                  $ 460,578

             The amounts as originally reported for the third quarter ended September 30, 1998 were as follows:



              Net income                              $ 5,012,008
              Net income applicable to common shares  $ 3,640,903
              Net income per share   - Basic          $       .16
                                     - Diluted        $       .16


               During the fourth quarter ended December 31, 1998, the Company recorded the following significant adjustments:


                 Allowance for receivable                  $   200,000
                 Write-off of receivable                        91,827
                 Local tax accrual                             330,000
                 Write-off of software development costs       817,485
                 Retroactive rental receivable                (431,000)
                 Real estate tax accrual adjustments           630,054
                 Severance benefit                             268,303
                                                           $ 1,906,669


          18.  SEGMENT REPORTING

               In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has three reportable segments: (1) Market-rate multifamily properties, (2) Government-Assisted multifamily properties, and
          (3) Management and Service Operations. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Market-rate multifamily properties are conventional multifamily residential apartments (the operations are not subject to regulation by HUD). The Government-Assisted properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Market-rate and Government-Assisted properties which are owned by the Company, as well as to clients and properties that are not owned, but managed. All of the Company's properties and Management and Service Operations are located in the United States.

               The accounting policies of the segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on EBITDA. EBITDA should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles - "GAAP"), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

               All of the Company's general and administrative costs which were $10,216,222, $6,084,654 and $5,912,197 for the years ended
          December 31, 1998, 1997 and 1996, respectively, are included in the Management and Service Operations tier as the Company considers these costs directly attributable to the management business, regardless of whether these costs relate to the management of non-owned or owned properties.

      F35

               Information on the Company's segments for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                 For the year ended December 31, 1998
                                                                     Management
                                                        Government-  and Service      Total
                                         Market-Rate     Assisted    Operations    Consolidated

   Total segment revenues               $119,178,073   $14,169,113  $17,755,428   $151,102,614
   Elimination of intersegment revenues     (193,690)            -   (7,901,057)    (8,094,747)
   Consolidated revenues                $118,984,383   $14,169,113  $ 9,854,371   $143,007,867
   Equity in net income of joint
     ventures                           $    433,303   $    11,389  $         -   $    444,692

   *EBITDA-including the proportionate
     share of joint ventures            $ 69,830,973   $ 7,872,637  $(4,792,532)  $ 72,911,078

   Total assets                         $794,149,514   $17,410,752  $29,225,089   $840,785,355
   Capital expenditures, gross          $316,976,705   $   961,402  $ 2,385,132   $320,323,239


                                                 For the year ended December 31, 1997
                                                                      Management
                                                         Government- and Service      Total
                                         Market-Rate      Assisted    Operations   Consolidated

   Total segment revenues               $  88,248,024   $14,282,950  $14,135,867  $ 116,666,841
   Elimination of intersegment revenues      (190,050)            -   (7,666,843)    (7,856,893)
   Consolidated revenues                $  88,057,974   $14,282,950  $ 6,469,024  $ 108,809,948
   Equity in net income of joint
     ventures                            $    537,828   $    23,106  $         -  $     560,934

   *EBITDA-including the proportionate
     share of joint ventures            $  53,256,918   $ 7,503,626  $(2,265,538) $  58,495,006

   Total assets                         $ 500,957,587   $21,882,821  $31,069,897  $ 553,910,305
   Capital expenditures, gross          $ 132,707,065   $   778,597  $ 2,331,667  $ 135,817,329

                                                 For the year ended December 31, 1996
                                                                       Management
                                                        Government-   and Service     Total
                                         Market-Rate     Assisted      Operations   Consolidated

   Total segment revenues               $ 74,363,956   $14,268,195   $ 12,408,715 $101,040,866
   Elimination of intersegment revenues     (190,000)            -     (6,395,718)  (6,585,718)
   Consolidated revenues                $ 74,173,956   $14,268,195   $  6,012,997 $ 94,455,148
   Equity in net income of joint
     ventures                           $    290,702   $    14,487   $          - $    305,189

   *EBITDA-including the proportionate
     share of joint ventures            $ 45,978,993   $ 8,123,356   $ (1,383,354)$ 52,718,995

   Total assets                         $381,341,306   $26,299,649   $ 17,070,343 $424,711,298
   Capital expenditures, gross          $ 77,455,556   $   680,588   $  1,996,697 $ 80,132,841

          * Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

      F36

               A reconciliation of total segment EBITDA to total consolidated net income for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                       1998           1997          1996

   Total EBITDA for reportable segments           $ 72,911,078   $ 58,495,006   $52,718,995
   EBITDA-proportionate share of joint ventures     (2,555,349)    (2,801,345)   (2,601,877)
   Depreciation and amortization                   (24,898,978)   (19,265,827)  (15,535,587)
   Interest expense                                (29,050,346)   (19,144,260)  (15,515,956)
   Interest income                                   1,164,189        925,979       238,413
   Income taxes                                       (434,434)      (128,726)            -
   Gain on sale of property                            503,497      1,607,829             -
   Extraordinary (loss) gain                          (124,895)     1,023,713             -
   Consolidated net income                        $ 17,514,762   $ 20,712,369   $19,303,988


          19.  PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               As more fully described in Note 2, during the years ended December 31, 1998 and 1997, the Company completed the acquisition of 14 and eight multifamily properties (the "Acquired Properties") with total units of 3,682 and 1,762, during 1998 and 1997, respectively, for an aggregate purchase price of $268.3 million and $104.6 million, respectively. The multifamily property acquisitions are summarized as follows:

                                                                                Month
                                                                             Acquired by
             Multifamily Property                  Location           Units  the Company

   1998 Acquisitions:

     Cypress Shores Apartments             Coconut Creek, Florida      300   February
     Reflections Apartments                Columbia, Maryland          184   February
     The Falls Apartments                  Atlanta, Georgia            520   February
     Country Club Apartments               Toledo, Ohio                316   February
     20th and Campbell Apartments          Phoenix, Arizona            204   June
     Annen Woods Apartments                Pikesville, Maryland        132   June
     Desert Oasis Apartments               Palm Desert, California     320   June
     Fleetwood Apartments                  Houston, Texas              104   June
     Hampton Point Apartments              Silver Springs, Maryland    352   June
     Morgan Place Apartments               Atlanta, Georgia            186   June
     Peachtree Apartments                  St. Louis, Missouri         156   June
     Windsor Falls Apartments              Raleigh, North Carolina     276   June
     Steeplechase at Shiloh Crossing Apts. Indianapolis, Indiana       264   August
     Windsor Pines                         Pembroke Pines, Florida     368   October
                                                                     3,682
   1997 Acquisitions:

     The Gables at White River             Indianapolis, Indiana       228   February
     Remington Place Apartments            Cincinnati, Ohio            234   April
     Saw Mill Village Apartments           Columbus, Ohio              340   April
     Hawthorne Hills Apartments            Toledo, Ohio                 88   May
     Oak Bend Commons                      Columbus, Ohio              102   May
     Clinton Place Apartments              Clinton Twp., Michigan      202   August
     Waterstone Apartments                 Indianapolis, Indiana       344   August
     Spring Valley                         Detroit, Michigan           224   October
                                                                     1,762
                                                                     5,444

          The operating results of the Acquired Properties are included in the results of operations of the Company from the dates of acquisition.

          The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the 12 property acquisitions completed in 1998, and (ii) the merger of MIGRA. The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the six property acquisitions completed in 1997, (ii) the 12 property acquisitions completed in 1998, (iii) the merger of MIGRA, and (iv) the offering of 1,750,000 common shares.
      F37

                                                        December 31,
           (In thousands, except per share amounts)    1998     1997

           Revenues                                  $154,147 $146,195
           *Net income                                 15,278   18,751
           Net income applicable to common shares       9,793   13,266
           Earnings per common share:
             - Basic                                 $   0.43 $   0.59
             - Diluted                               $   0.43 $   0.58
           Weighted average number of common shares
            outstanding:
             - Basic                                   22,597   22,597
             - Diluted                                 22,823   22,823

     *Before extraordinary item

          The 1998 and 1997 pro forma financial information does not include the revenue and expenses for the period January 1 through the date the properties were acquired by the Company for Oak Bend Apartments and Waterstone Apartments, properties that were acquired in 1997, nor does it include Windsor at Kirkman Apartments, Windsor Pines and Steeplechase at Shiloh Crossing Apartments, properties that were acquired in 1998. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for 1998 and 1997 as they were under construction during substantially all of the periods prior to their acquisition.

          The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

     20.  SUBSEQUENT EVENTS

     HUD Settlement
          As more fully described in Note 11, on March 12, 1999, the Company entered into a Settlement Agreement with HUD resolving all outstanding disputes arising out of a Comprehensive Management Review completed by HUD in 1997. This Settlement Agreement also provides for the payment by HUD of the Rainbow Terrace Apartments retroactive rental increase receivable as of December 31, 1998.

     Shareholder Rights Plan

          Subsequent to December 31, 1998, the Company adopted a Shareholder Rights Plan in order to protect the interests of the Company and its shareholders if any hostile takeover activity should occur.

          To implement the Plan, the Board of Directors declared a distribution
     of one Right for each of the Company's outstanding common shares.  Each
     Right entitles the holder to purchase from the Company 1/1,000th of a Class
     B Series I Cumulative Preferred Share (a "Preferred Share") at a purchase price of $40 per Right, subject to adjustment.  One one-thousandth of a
     Preferred Share is intended to be approximately the economic equivalent of one common share.  The Rights will expire on January 6, 2009, unless redeemed by the Company as described below.

          The Rights are not currently exercisable and trade with the Company's common shares. The Rights will become exercisable if a person or group becomes the beneficial owner of 15% or more of the then outstanding common shares of the Company or announces an offer to acquire 15% or more of the Company's then outstanding common shares.

      F38

          If a person or group acquires 15% or more of the Company's outstanding common shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $.01 per Right.

          The distribution was made on January 29, 1999 to shareholders of record on that date. The initial distribution of Rights is not taxable to shareholders.

     Management Contract Cancellation

          On January 13, 1999, the Company terminated its management contract for Longwood Apartments, which will result in a loss of management fee income in 1999. Approximately $297,008 of management fees was recognized with respect to this contract in 1998. Moreover, pursuant to the terms of the HUD Settlement Agreement discussed in Note 11, in the second quarter of 1999, the Company may terminate its management contract for Park Village Apartments, which may result in a partial loss of management fee income in 1999. The annual management fees for Park Village Apartments in 1998 were $26,735.

          In addition, pursuant to the terms of a separate settlement agreement with affiliates entered into in conjunction with the settlement agreement with the Corporation as discussed in Note 8, the Company has agreed to end its management of certain commercial properties owned by certain affiliated persons upon 60 days prior written notice from the respective owners of those properties. Such notice has not been received. The management fees generated from those commercial properties in 1998 were $126,451.

          The Company further anticipates the loss of management fees from Euclid Medical & Commercial Arts Building, a non-owned commercial property, because of the likelihood of foreclosure proceedings. The annual management fees generated from this property in 1998 were $92,524.

     Payoff of MIGRA Line of Credit Facility

          On February 10, 1999, the Company paid off the $446,565 MIGRA Line of Credit Facility.

     Dividends Declared

          On February 16, 1999, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares which was paid on March 15, 1999 to shareholders of record on March 1, 1999.

      F39


                           ASSOCIATED ESTATES REALTY CORPORATION - SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1998

                                           Initial Cost                         Historical Cost
                                           ----------------------------------   ---------------------

                             Encumbrances              Buildings & Improvements             Buildings &
            Property              (1)         Land    Improvements      (2)        Land    Improvements

   RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   Barrington                $     -       $2,357,168 $ 22,143,462 $     -      $ 2,357,168$ 22,143,462
   Bay Club                        -          129,295    3,621,553       47,201     129,295   3,668,754
   Colonnade West                  -          180,264    1,114,901      681,816     277,146   1,699,835
   Country Club Apartments         -        2,772,168   12,318,828       -        2,772,168  12,318,828
   Cultural Gardens                -           84,377    1,417,195      127,837      84,377   1,545,032
   Edgewater Landing               -          417,639    4,518,082      237,363     417,639   4,755,445
   Ellet                           -           -         2,174,674      244,808      -        2,419,482
   Gates Mills Club                -           65,441    3,110,746      323,277      66,845   3,432,619
   Gates Mills III               6,619,520    277,898    7,387,584      574,330     277,898   7,961,914
   Hawthorne Hills Apartments      -          370,282    2,719,463       -          370,282   2,719,463
   Hillwood I                      -           -         1,449,483      148,019      -        1,597,502
   Holly Park                      -          497,500    6,947,935       49,608     497,500   6,997,543
   Huntington Hills                -          360,799    3,181,028       22,299     360,799   3,203,327
   Jennings                        -          205,100    1,665,155       11,893     205,100   1,677,048
   KTC Properties (3)              -        2,724,005   17,522,183       57,488   2,724,005  17,579,671
   Mallard's Crossing            4,092,304    941,070    8,499,249      544,567     941,070   9,043,816
   Memphis Manor                   -          128,948      852,270      100,701     128,948     952,971
   Park Place                      -          145,000    1,447,097      373,854     161,077   1,804,874
   Pinecrest                       -          302,150    2,156,000       -          302,150   2,156,000
   Portage Towers                  -          388,353    5,609,249    2,172,767     524,150   7,646,219
   Puritas Place                   -          194,441    2,697,720      444,407     194,441   3,142,127
   Rainbow Terrace               1,935,123    256,000    8,194,477    1,567,187     256,000   9,761,664
   Riverview Towers                -           -         2,300,004      249,958      -        2,549,962
   Shaker Park Gardens           2,895,367    276,787    3,012,464       46,744     276,787   3,059,208
   The Woodlands of North
     Royalton                    7,521,883    389,527    9,004,652        5,200     389,527   9,009,852
   State Road                      -           -         1,184,542       90,874      -        1,275,416
   Statesman II                    -          222,657    1,632,507      106,041     222,657   1,738,548
   Sutliff II                      -           -         3,276,512      222,172      -        3,498,684
   Tallmadge Acres                 -          235,559    4,643,644      789,071     269,869   5,398,405
   The Oaks                      1,841,854    170,000    2,241,624       25,047     170,000   2,266,671
   The Triangle                 16,754,148     -        20,578,668    1,344,995      -       21,923,663
   Timbers (3)                     -          400,111    4,056,547       84,978     400,111   4,141,525
   Twinsburg                       -           -         2,833,574      310,484      -        3,144,058
   Vantage Villa                   -          565,952    4,598,362        6,531     565,952   4,604,893
   Villa Moderne                   -           96,584      746,332       65,436     102,564     805,788
   Village Towers                  -           -         2,442,343      204,763      -        2,647,106
   Washington Manor                -          289,388    1,489,494          849     289,388   1,490,343
   West High                       -           -         2,714,785      322,465      -        3,037,250
   West Park Plaza                 -          127,890      820,402       36,018     127,890     856,420
   Westchester Townhouses          -          693,300    5,685,526       26,625     693,300   5,712,151
   Western Reserve Village         -          691,059    6,931,426       -          691,059   6,931,426
   Westlake Investment             -           35,685      323,834      739,102      35,685   1,062,936
   Williamsburg at Greenwood
    Village                        -          843,642   12,929,692       32,604     843,642  12,962,296


                               ASSOCIATED ESTATES REALTY CORPORATION          SCHEDULE III
                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1998

                                         Historical Cost
                                                        Total Cost,
                                                          Net of    Depreciable     Date of
                                          Accumulated   Accumulated    Lives     Construction/
            Property             Total   Depreciation  Depreciation    Years      Acquisition

   RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   Barrington                 $24,500,630$    628,624  $  23,872,006   5-30     September, 1995
   Bay Club                     3,798,049   1,235,766      2,562,283  10-30     December, 1990
   Colonnade West               1,976,981   1,306,182        670,799  10-30     July, 1964
   Country Club Apartments     15,090,996     345,570     14,745,426   5-30     February, 1998
   Cultural Gardens             1,629,409   1,456,596        172,813  10-30     April, 1966
   Edgewater Landing            5,173,084     758,962      4,414,122   5-30     April, 1994
   Ellet                        2,419,482   1,563,944        855,538     30     January, 1978
   Gates Mills Club             3,499,464   2,688,789       810,675    5-30     December, 1980
   Gates Mills III              8,239,812   6,255,967      1,983,845   6-40     December, 1978
   Hawthorne Hills Apartments   3,089,745     151,258      2,938,487   5-30     May, 1997
   Hillwood I                   1,597,502   1,339,105        258,397  14-30     June, 1976
   Holly Park                   7,495,043   2,200,364      5,294,679  10-30     September, 1990
   Huntington Hills             3,564,126   2,226,964      1,337,162     30     October, 1982
   Jennings                     1,882,148     956,631        925,517  10-30     November, 1981
   KTC Properties (3)          20,303,676   1,936,161     18,367,515   5-30     September, 1995
   Mallard's Crossing           9,984,886   1,134,116      8,850,770   5-30     February, 1995
   Memphis Manor                1,081,919     898,853        183,066   5-30     December, 1966
   Park Place                   1,965,951   1,529,464        436,487   5-30     October, 1966
   Pinecrest                    2,458,150     808,502      1,649,648   7-30     September, 1987
   Portage Towers               8,170,369   5,452,394      2,717,975   6-40     May, 1973
   Puritas Place                3,336,568   1,717,562      1,619,006   5-30     October, 1981
   Rainbow Terrace             10,017,664   8,867,969      1,149,695   3-30     September, 1981
   Riverview Towers             2,549,962   1,601,985        947,977     30     October, 1979
   Shaker Park Gardens          3,335,995   3,016,408        319,587  15-17     May, 1964
   The Woodlands of North
    Royalton                    9,399,379   5,295,486      4,103,893   5-30     March, 1982
   State Road                   1,275,416     981,757        293,659  14-30     September, 1977
   Statesman II                 1,961,205   1,642,906        318,299     13     May, 1987
   Sutliff II                   3,498,684   2,833,264        665,420   5-30     December, 1979
   Tallmadge Acres              5,668,274   3,972,650      1,695,624   6-40     June, 1981
   The Oaks                     2,436,671   1,022,805      1,413,866   7-30     June, 1985
   The Triangle                21,923,663   7,580,085     14,343,578   5-30     March, 1989
   Timbers (3)                  4,541,636   1,557,350      2,984,286   7-30     September, 1987
   Twinsburg                    3,144,058   1,974,076      1,169,982  10-30     July, 1979
   Vantage Villa                5,170,845     485,198      4,685,647   5-30     October, 1995
   Villa Moderne                  908,352     762,674        145,678  15-30     October, 1963
   Village Towers               2,647,106   1,699,576        947,530     30     October, 1979
   Washington Manor             1,779,731     945,801        833,930  10-30     July, 1994
   West High                    3,037,250   2,747,071        290,179   5-15     December, 1981
   West Park Plaza                984,310     838,810        145,500   5-30     April, 1964
   Westchester Townhouses       6,405,451   2,444,751      3,960,700   7-30     November, 1989
   Western Reserve Village      7,622,485     205,558      7,416,927  10-30     August, 1996
   Westlake Investment          1,098,621     931,526        167,095  15-30     October, 1985
   Williamsburg at Greenwood
    Village                    13,805,938   2,106,266     11,699,672   5-30     February, 1994


      F40



                        ASSOCIATED ESTATES REALTY CORPORATION   SCHEDULE III -
                      REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1998


                                             Initial Cost                         Historical Cost


                                Encumbrances             Buildings & Improvements            Buildings &
             Property                (1)        Land    Improvements      (2)        Land   Improvements

   Winchester (4)                   4,125,835   299,660    5,133,088    1,126,823    344,355   6,215,216
   Winchester II                      -         352,200    8,295,653      399,187    372,877   8,674,163

   CENTRAL OHIO
   Arrowhead Station                  -         477,838    4,216,425       82,634    477,838   4,299,059
   Bedford Commons                    -         928,921    5,963,753        3,014    928,921   5,966,767
   Bolton Estates                     -         707,601    5,124,052       14,595    707,601   5,138,647
   Bradford at Easton                 -       2,033,450   16,302,694       19,925  2,033,450  16,322,619
   Residence at Christopher
    Wren                              -       1,560,355   13,753,580       16,720  1,560,355  13,770,300
   Colony Bay East                    -         714,150    4,952,909       25,363    714,150   4,978,272
   Heathermoor                        -       1,796,346    9,087,316        3,578  1,796,346   9,090,894
   Kensington Grove                   -         533,117    4,600,057        1,588    533,117   4,601,645
   Lake Forest                        -         840,155    6,134,704       69,053    840,155   6,203,757
   Muirwood Village at
    Bennell                           -         789,836    4,656,965        1,726    789,836   4,658,691
   Muirwood Village at
    London                            -         205,097    3,728,615        2,710    205,097   3,731,325
   Muirwood Village at
    Mt. Sterling                      -         152,812    1,475,391          439    152,812   1,475,830
   Muirwood Village at
    Zanesville                        -         368,530    4,820,330    2,830,964    368,530   7,651,294
   Oak Bend Commons
    Apartments                        -         732,803    5,030,076       -         732,803   5,030,076
   Pendleton Lakes East               -       1,313,824    8,026,991       74,503  1,313,824   8,101,494
   Perimeter Lakes                    -       1,268,762    8,778,081      122,843  1,268,762   8,900,924
   The Residence at Newark            -         323,159    2,807,885    1,331,872    323,159   4,139,757
   Saw Mill Village                   -       2,548,488   17,261,445       -       2,548,488  17,261,445
   Sheffield at Sylvan                -         347,590    3,102,488    1,774,059    526,332   4,697,805
   Sterling Park                      -         645,538    3,919,325        1,171    645,538   3,920,496
   Residence at Turnberry             -         868,868   11,567,161      257,305    868,868  11,824,466
   Wyndemere                          -         602,128    2,782,217    1,502,476    602,128   4,284,693
   The Residence at
    Washington                        -         289,960    2,579,835       -         289,960   2,579,835

   SOUTHERN OHIO
   Remington Place                    -       1,644,583   10,123,827       -       1,644,583  10,123,827

   MICHIGAN
   Arbor Landings                     -       1,032,000   10,403,123    1,191,349  1,259,327  11,367,145
   Aspen Lakes Apartments           2,926,732   339,596    5,507,707       18,481    339,596   5,526,188
   Central Park Place                 -       1,013,474    7,362,973       37,696  1,013,474   7,400,669
   Country Place Apartments(3)        -         767,864    4,180,887       12,455    767,864   4,193,342
   Clinton Place Apartments           -       1,219,248    9,506,062       -       1,219,248   9,506,062
   Georgetown Park
    Apartments                        -       1,778,286   12,141,126   11,466,923  2,128,286  23,258,049
   Oaks and Woods at Hampton          -       3,025,954   27,204,231       38,276  3,025,954  27,242,507
   The Landings at the
    Preserve                          -         814,961    7,189,546        7,491    814,961   7,197,037
   Spring Brook Apartments            -         609,742    5,307,960       -         609,742   5,307,960
   Spring Valley Apartments           -       1,432,830   13,461,588       -       1,432,830  13,461,588
   Summer Ridge                       -       1,250,919   11,193,520       -       1,250,919  11,193,520




                             ASSOCIATED ESTATES REALTY CORPORATION- SCHEDULE III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          December 31, 1998

                                           Historical Cost
                                                          Total Cost,
                                                            Net of    Depreciable     Date of
                                            Accumulated   Accumulated    Lives     Construction/
             Property              Total   Depreciation  Depreciation    Years      Acquisition

   Winchester (4)                 6,559,571   5,268,114      1,291,457   5-30     March, 1972
   Winchester II                  9,047,040   6,833,176      2,213,864   6-40     March, 1979

   CENTRAL OHIO
   Arrowhead Station              4,776,897     554,692      4,222,205   5-30     March, 1995
   Bedford Commons                6,895,688     795,709      6,099,979   5-30     December, 1994
   Bolton Estates                 5,846,248     795,465      5,086,783   5-30     July, 1994
   Bradford at Easton            18,356,069     882,012     17,474,057   5-30     October, 1995
   Residence at
    Christopher Wren             15,330,655   2,201,249     13,129,406   5-30     March, 1994
   Colony Bay East                5,692,422     612,283      5,080,139   5-30     February, 1995
   Heathermoor                   10,887,240   1,324,494      9,562,746   5-30     August, 1994
   Kensington Grove               5,134,762     529,849      4,604,913   5-30     July, 1995
   Lake Forest                    7,043,912     911,860      6,132,052   5-30     July, 1994
   Muirwood Village at
    Bennell                       5,448,527     752,719      4,695,808   5-30     March, 1994
   Muirwood Village at
    London                        3,936,422     600,610      3,335,812   5-30     March, 1994
   Muirwood Village at
    Mt. Sterling                  1,628,642     239,092      1,389,550   5-30     March, 1994
   Muirwood Village at
    Zanesville                    8,019,824   1,109,606      6,910,218   5-30     March, 1994
   Oak Bend Commons
    Apartments                    5,762,879     264,397      5,498,482   5-30     May, 1997
   Pendleton Lakes East           9,415,318   1,174,176      8,241,142   5-30     March, 1994
   Perimeter Lakes               10,169,686     678,128      9,491,558   5-30     Sept, 1996
   The Residence at Newark        4,462,916     647,839      3,815,077   5-30     March, 1994
   Saw Mill Village              19,809,933     976,010     18,833,923   5-30     April, 1997
   Sheffield at Sylvan            5,224,137     682,241      4,541,896   5-30     March, 1994
   Sterling Park                  4,566,034     570,107      3,995,927   5-30     August, 1994
   Residence at Turnberry        12,693,334   1,867,027     10,826,307   5-30     March, 1994
   Wyndemere                      4,886,821     564,187      4,322,634   5-30     September, 1994
   The Residence at
    Washington                    2,869,795     252,546      2,617,249  10-30     February, 1996

   SOUTHERN OHIO
   Remington Place               11,768,410     584,336     11,184,074   5-30     April, 1997

   MICHIGAN
   Arbor Landings                12,626,472   1,018,033     11,608,439   5-30     January, 1995
   Aspen Lakes Apartments         5,865,784     423,887      5,441,897   5-30     September, 1996
   Central Park Place             8,414,143     988,655      7,425,488   5-30     December, 1994
   Country Place Apartments (3)   4,961,206     495,554      4,465,652   5-30     June, 1995
   Clinton Place Apartments      10,725,310     425,692     10,299,618   5-30     August, 1997
   Georgetown Park
    Apartments                   25,386,335   2,005,212     23,381,123  10-30     December, 1994
   Oaks and Woods at
    Hampton                      30,268,461   3,086,692     27,181,769   5-30     August, 1995
   The Landings at the
    Preserve                      8,011,998     785,963      7,226,035   5-30     September, 1995
   Spring Brook Apartments        5,917,702     443,725      5,473,977   5-30     June, 1996
   Spring Valley Apartments      14,894,418     521,617     14,372,801   5-30     October, 1997
   Summer Ridge                  12,444,439   1,032,159     11,412,280   5-30     April, 1996

      F41

                          ASSOCIATED ESTATES REALTY CORPORATION  SCHEDULE III
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1998

                                          Initial Cost                         Historical Cost


                             Encumbrances             Buildings & Improvements            Buildings &
            Property              (1)        Land    Improvements      (2)        Land   Improvements

   FLORIDA
   Cypress Shores                  -       2,768,847   16,570,875       -       2,768,847  16,570,875
   Windsor Pines                16,454,851 4,833,541   28,845,451       -       4,833,541  28,845,451

   GEORGIA
   The Falls                     9,379,144 5,403,009   23,772,694       -       5,403,009  23,772,694
   Morgan Place                    -       3,292,205    9,194,451       -       3,292,205   9,194,451

   MARYLAND
   Reflections                   5,500,000 1,807,172   12,509,968       -       1,807,172  12,509,968
   Annen Woods                     -       1,389,231    9,632,734       -       1,389,231   9,632,734
   Hampton Pointe                  -       3,394,350   22,263,146       -       3,394,350  22,263,146

   NORTH CAROLINA
   Windsor Falls                   -       1,551,232   16,495,390       -       1,551,232  16,495,390

   TEXAS
   Fleetwood                       -         996,810    5,747,188       -         996,810   5,747,188

   ARIZONA
   20th and Campbell               -       3,192,091   10,385,766       -       3,192,091  10,385,766

   INDIANA
   The Gables at White River       -       1,064,131   11,680,107       -       1,064,131  11,680,107
   Waterstone Apartments           -       1,508,469   22,861,129       -       1,508,469  22,861,129
   Steeplechase                    -       2,260,704   16,312,178       -       2,260,704  16,312,178

   CALIFORNIA
   Desert Oasis                    -       1,600,803   14,219,922       -       1,600,803  14,212,922

   PENNSYLVANIA
   Chestnut Ridge                  -       2,145,735  19,159,234        -       2,145,735  19,159,234


   LAND HELD FOR DEVELOPMENT
      NORTHERN OHIO
   Barrington                      -          -            -            -          -           -
   Village at Avon                 -       2,157,511       -            -       2,145,011      -
   Westlake Investment             -         523,314       -            -         523,314      -
   Western Reserve Village         -          -            -            -          -           -

   CENTRAL OHIO
   Muirwood Village at Mt.
    Sterling                       -         125,926       -            -         125,926      -
   Wyndemere                       -         200,140       -            -         200,140      -




                       ASSOCIATED ESTATES REALTY CORPORATION    SCHEDULE III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         December 31, 1998

                                 Historical Cost
                                                        Total Cost,
                                                          Net of    Depreciable     Date of
                                          Accumulated   Accumulated    Lives     Construction/
            Property             Total   Depreciation  Depreciation    Years      Acquisition

   FLORIDA
   Cypress Shores              19,339,722     310,815     19,028,907   5-30     February, 1998
   Windsor Pines               33,678,992     181,334     33,497,658   5-30     October, 1998

   GEORGIA
   The Falls                   29,175,703     442,904     28,732,799   5-30     February, 1998
   Morgan Place                12,486,656     153,311     12,333,345   5-30     July, 1998

   MARYLAND
   Reflections                 14,317,140     231,754     14,085,386   5-30     February, 1998
   Annen Woods                 11,021,965     150,369     10,871,596   5-30     July, 1998
   Hampton Pointe              25,657,496     363,133     25,294,363   5-30     July, 1998

   NORTH CAROLINA
   Windsor Falls               18,046,622     274,518     17,772,104   5-30     July, 1998

   TEXAS
   Fleetwood                    6,743,998      95,683      6,648,315   5-30     July, 1998

   ARIZONA
   20th and Campbell           13,577,857     169,092     13,408,765   5-30     July, 1998

   INDIANA
   The Gables at White River   12,744,238     740,684     12,003,554   5-30     February, 1997
   Waterstone Apartments       24,369,598   1,017,895     23,351,703   5-30     August, 1997
   Steeplechase                18,572,882     209,274     18,363,608   5-30     July, 1998

   CALIFORNIA
   Desert Oasis                15,813,725     236,961     15,576,764   5-30     July, 1998

   PENNSYLVANIA
   Chestnut Ridge              21,304,969   1,811,199     19,493,770   5-30     March, 1996

   LAND HELD FOR DEVELOPMENT
      NORTHERN OHIO
   Barrington                      -           -             -           -      September, 1995
   Village at Avon              2,145,011      -           2,145,011     -      June, 1998
   Westlake Investment            523,314      -             523,314     -      October, 1985
   Western Reserve Village         -           -             -           -      August, 1996

   CENTRAL OHIO
   Muirwood Village at Mt.
    Sterling                      125,926      -             125,926     -      December, 1996
   Wyndemere                      200,140      -             200,140     -      March, 1997

      F42

                         ASSOCIATED ESTATES REALTY CORPORATION    SCHEDULE III
                        REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1998

                                        Initial Cost                           Historical Cost


                           Encumbrances               Buildings & Improvements               Buildings &
           Property             (1)         Land     Improvements      (2)         Land     Improvements

   FLORIDA
   Kirkman                       -         3,222,345       -            -          3,222,345      -

   GEORGIA
   Boggs Road                    -         3,954,771       -            -          3,954,771      -

   MICHIGAN
   Arbor Landings-Phase II       -           422,180       -            -            422,180      -
   Aspen Lakes Apts.             -           402,100       -            -            402,100      -
   Georgetown Park
    Apartments                   -           -             -            -            -            -
   The Landings at the
    Preserve                     -           266,020       -            -            266,020      -
                           $  80,046,761$101,949,321 $741,522,087   34,874,598   103,048,712 775,284,794

   Management Service Companies                                      3,920,657       754,643   3,166,014
   Land, Building & Improvements                                  $ 38,795,255 $ 103,803,355$778,450,808




                          ASSOCIATED ESTATES REALTY CORPORATION- SCHEDULE III
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1998

                                              Historical Cost
                                                             Total Cost,
                                                               Net of    Depreciable     Date of
                                               Accumulated   Accumulated    Lives     Construction/
              Property               Total    Depreciation  Depreciation    Years      Acquisition

   FLORIDA
   Kirkman                           3,222,345      -           3,222,345    5-30    July, 1998

   GEORGIA
   Boggs Road                        3,954,771      -           3,954,771     -

   MICHIGAN
   Arbor Landings - Phase II           422,180      -             422,180     -      August, 1995
   Aspen Lakes Apts.                   402,100      -             402,100     -      September, 1996
   Georgetown Park Apartments          -            -             -           -      December, 1994
   The Landings at the Preserve        266,020      -             266,020     -      September, 1995
                                   878,333,506 139,357,785    738,975,721

   Management Service Companies      3,920,657     667,212      3,253,445  10-30     November, 1993
   Land, Building & Improvements   882,254,163 140,024,997    742,229,166
   FURNITURE, FIXTURE & EQUIPMENT   30,804,870  13,916,705     16,888,165
   Construction in progress         42,612,292      -          42,612,292
                                  $955,671,325$153,941,702  $ 801,729,623

    (1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.
    (2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.
    (3) In 1998, properties were combined for operating, marketing and reporting purposes.
    (4) Refer to Note 9 to the December 31, 1998 financial statements of Associated Estates Realty Corporation.

      F43

                           ASSOCIATED ESTATES REALTY CORPORATION  SCHEDULE III
                          REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             December 31, 1998


                                           Initial Cost                         Historical Cost


                              Encumbrances             Buildings &  Improvements             Buildings &
            Property               (1)        Land    Improvements       (2)        Land     Improvements

   JOINT VENTURE PROPERTIES
   INVESTMENTS IN WHICH
     AERC HAS A 50% INTEREST
     RESIDENTIAL MULTIFAMILY PROPERTIES
     NORTHERN OHIO

   College Towers             $     -      $  340,000 $  3,351,247  $    223,653$   340,000 $  3,574,900
   Highland House                   -          54,053      209,903        -          54,053      209,903
   Lakeshore Village              4,095,680   482,217    3,861,676        -         482,217    3,861,676
                                  4,095,680   876,270    7,422,826       223,653    876,270    7,646,479

   INVESTMENTS IN WHICH
      AERC HAS A 33% INTEREST
      RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   Americana                     11,823,211   504,207    7,127,922       585,230    504,207    7,713,152
   Euclid House                   1,608,465   105,000    1,218,156         7,371    105,000    1,225,527
   Gates Mills Towers            18,694,683     -       10,358,694     9,458,596  1,351,214   18,466,076
   Watergate                     14,088,783   499,849   13,538,629       603,761    499,849   14,142,390
                                 46,215,142 1,109,056   32,243,401    10,654,958  2,460,270   41,547,145

   Land, Building and
    Improvements              $  50,310,822$1,985,326 $ 39,666,227  $ 10,878,611$ 3,336,540 $ 49,193,624




                      ASSOCIATED ESTATES REALTY CORPORATION -  SCHEDULE III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1998

                                                 Historical Cost
                                                                Total Cost,
                                                                  Net of    Depreciable     Date of
                                                  Accumulated   Accumulated    Lives     Construction/
                Property                Total    Depreciation  Depreciation    Years      Acquisition

   JOINT VENTURE PROPERTIES
   INVESTMENTS IN WHICH
     AERC HAS A 50% INTEREST
     RESIDENTIAL MULTIFAMILY PROPERTIES
     NORTHERN OHIO

   College Towers                    $ 3,914,900 $   3,394,653 $     520,247    7-30    January, 1969
   Highland House                        263,956       209,903        54,053    5-30    June, 1964
   Lakeshore Village                   4,343,893     2,091,743     2,252,150    3-30    October, 1982
                                       8,522,749     5,696,299     2,826,450

   INVESTMENTS IN WHICH
      AERC HAS A 33% INTEREST
      RESIDENTIAL MULTIFAMILY PROPERTIES
      NORTHERN OHIO
   Americana                           8,217,359     7,283,864       933,495    5-30    June, 1968
   Euclid House                        1,330,527     1,201,635       128,892    7-30    August, 1969
   Gates Mills Towers                 19,817,290    12,543,303     7,273,987   10-30    December, 1969
   Watergate                          14,642,239    13,050,123     1,592,116    5-30    July, 1971
                                      44,007,415    34,078,925     9,928,490

   Land, Building and Improvements    52,530,164    39,775,224    12,754,940
   Furniture, Fixtures and Equipment   2,855,770     2,790,767        65,003
   Construction in Progress               40,447             -        40,447
                                     $55,426,381 $  42,565,991 $  12,860,390

    (1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.
    (2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

      F44
                                      SCHEDULE III (continued)

                        ASSOCIATED ESTATES REALTY CORPORATION
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1998


               The Aggregate Cost for Federal Income Tax purposes was approximately $800 million and $600 million at December 31, 1998 and 1997, respectively.

               The changes in Total Real Estate Assets for the years ended December 31, are as follows:

                                      1998            1997

   Balance, beginning of period  $ 646,498,966   $ 513,966,475
   Disposal of fixed assets        (11,150,879)     (3,284,839)
   New acquisition properties      246,384,308     105,681,282
   Improvements                     73,938,930      30,136,048
   Balance, end of period        $ 955,671,325   $ 646,498,966


               The changes in Accumulated Depreciation and Amortization for the years ended December 31, are as follows:

                                     1998           1997

   Balance, beginning of period  $130,668,538   $112,102,829
   Disposal of fixed assets          (570,806)             -
   Depreciation for period         23,843,970     18,565,709
   Balance, end of period        $153,941,702   $130,668,538