Form 10-Q
period 1999-03-31
ASSOCIATED ESTATES REALTY CORP
filed 1999-05-17
CIK 911635

                               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999

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


                   Number of shares outstanding as of May 14, 1999:
                                  22,527,726 shares

                        ASSOCIATED ESTATES REALTY CORPORATION

                                        INDEX

   PART I  -  FINANCIAL INFORMATION                             Page

   ITEM 1  Condensed Financial Statements



           Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                               3


           Consolidated Statements of Income for the three
              months ended March 31, 1999 and 1998                4



           Consolidated Statements of Cash Flows for the three
              month periods ended March 31, 1999 and 1998         5


           Notes to Financial Statements                          6



   ITEM 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                20


   PART II  -  OTHER INFORMATION



   ITEM 4  Submission of Matters to a Vote of Security-Holders   39


   ITEM 6  Exhibits and Reports on Form 8-K                      39



   SIGNATURES                                                    42

                        ASSOCIATED ESTATES REALTY CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                              March 31,     December 31,
                                                                 1999           1998
                                                             (Unaudited)
                           ASSETS

   Real estate assets
     Land                                                   $ 90,435,383   $ 92,675,356
     Buildings and improvements                              767,179,503    778,450,807
     Furniture and fixtures                                   31,999,312     30,804,870
                                                             -----------   ------------
                                                             889,614,198    901,931,033
       Less:  accumulated depreciation                      (158,692,514)  (153,941,702)
                                                             -----------   ------------
                                                             730,921,684    747,989,331
       Construction in progress                               57,317,005     53,740,292
                                                             -----------    -----------
          Real estate, net                                   788,238,689    801,729,623
     Properties held for sale, net                            17,351,824              -
   Cash and cash equivalents                                  20,201,610      1,034,655
   Restricted cash                                             7,314,040      6,718,863
   Accounts and notes receivable
     Rents                                                     3,104,115      2,801,835
     Affiliates and joint ventures                             7,830,557     13,113,400
     Other                                                     2,464,063      2,293,007
   Intangible and other assets, net                           13,115,729     13,093,972
                                                            ------------   ------------
                                                            $859,620,627   $840,785,355
                                                            ============   ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                             $110,230,031   $ 80,042,667
   Unsecured debt                                            423,431,803    423,862,468
                                                            ------------   ------------
       Total indebtedness                                    533,661,834    503,905,135
   Accounts payable and accrued expenses                      18,842,463     21,525,517
   Dividends payable                                           8,472,272     10,507,586
   Resident security deposits                                  5,946,800      5,960,971
   Funds held on behalf of managed properties
     Affiliates and joint ventures                             4,168,988      5,353,394
     Other                                                     3,784,184      4,128,298
   Accrued interest                                            4,792,813      5,501,634
   Accumulated losses and distributions of joint ventures
     in excess of investment and advances                     12,438,247     12,679,793
                                                             -----------    -----------
       Total liabilities                                     592,107,601    569,562,328

   Operating partnership minority interest                    11,987,910     12,034,880

   Commitments and contingencies                                       -              -
   Shareholders' equity


     Preferred shares, Class A cumulative, without
       par value; 3,000,000 authorized; 225,000
       issued and outstanding                                 56,250,000     56,250,000
     Common shares, without par value, $.10 stated
       value; 50,000,000 authorized; 22,641,726 and
       22,621,958 issued and outstanding at March 31, 1999
       and December 31, 1998, respectively                     2,264,172      2,262,195
     Paid-in capital                                         277,124,317    277,134,988
     Accumulated dividends in excess of net income           (79,645,975)   (75,991,638)
     Accumulated other comprehensive income                         (875)          (875)
     Less:  Treasury shares, at cost, 25,000 shares
       at December 31, 1998                                     (466,523)      (466,523)
                                                            ------------   ------------
       Total shareholders' equity                            255,525,116    259,188,147
                                                            ------------   ------------
                                                            $859,620,627   $840,785,355

                                                            ============   ============

                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                               For the three months
                                                                 ended March 31,
                                                                1999          1998
   Revenues
     Rental                                                $ 35,340,655   $  29,104,614
     Property management fees                                 1,295,738         948,838
     Asset management fees                                      585,835               -
     Painting services                                          287,043         348,555
     Other                                                      506,780         306,798
                                                             ----------      ----------
                                                             38,016,051      30,708,805
   Expenses
     Property operating and maintenance                      15,382,150      12,302,462
     Depreciation and amortization                            8,276,048       5,314,595
     Painting services                                          307,401         337,939
     General and administrative                               3,870,946       1,833,612
     Interest expense                                         8,250,732       6,431,667
                                                           ------------     -----------
      Total expenses                                         36,087,277      26,220,275
   Income before equity in net (loss) income of
    joint ventures, minority interest and cumulative effect
    of a change in accounting principle                       1,928,774       4,488,530
     Equity in net (loss) income of joint ventures              (26,737)         36,216
     Minority interest in operating partnership                 (32,159)              -
   Income before cumulative effect of a change in          ------------   -------------
    accounting principle                                      1,869,878       4,524,746
     Cumulative effect of a change in accounting principle    4,319,162               -
                                                           ------------   -------------
   Net income                                              $  6,189,040   $   4,524,746
                                                           ============   =============
   Net income applicable to common shares                  $  4,817,935   $   3,153,641
                                                           ============   =============
   Earnings per common share - basic:
     Income before cumulative effect of a change in
       accounting principle                                $        .02   $         .18
                                                           ============   =============
     Cumulative effect of a change in accounting principle $        .19   $           -
                                                           ============   =============
     Net income                                            $        .21   $         .18
                                                           ============   =============
   Earnings per common share - diluted:
     Income before cumulative effect of a change in
       accounting principle                                $        .02   $         .18
                                                           ============   =============
     Cumulative effect of a change in accounting principle $        .19   $           -
                                                           ============   =============
     Net Income                                            $        .21   $         .18
                                                           ============   =============
   Pro forma amounts assuming the new capitalization
    policy is applied retroactively:
     Net income                                            $  1,869,878   $   4,659,048
                                                           ============   =============
     Net income applicable to common shares                $    498,773   $   3,287,943
      Earnings per common share - basic:                   ============   =============
        Net income                                         $        .08   $         .27

                                                           ============   =============
        Income applicable to common shares                 $        .02   $         .19
      Earnings per common share - diluted:                 ============   =============
        Net income                                         $        .08   $         .27
                                                           ============   =============
        Income applicable to common shares                 $        .02   $         .19
                                                           ============   =============
   Dividends paid per common share                         $       .375   $        .465
                                                           ============   =============
   Weighted average number of
     common shares outstanding  - Basic                      22,665,998      17,071,950
                                                            ===========   =============
                                - Diluted                    22,665,998      17,073,153
                                                            ===========   =============

                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                     (UNAUDITED)

                                                                         1999           1998
   Cash flow from operating activities:
    Net income                                                      $   6,189,040   $  4,524,746
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                     8,276,048      5,314,595
      Cumulative effect of a change in accounting principle            (4,319,162)             -
      Minority interest in operating partnership                           32,159              -
      Equity in net loss (income) of joint ventures                        26,737        (36,216)
      Earnings distributed from joint ventures                            383,389        104,982
      Net change in  - Accounts and notes receivable                     (473,336)       865,443

                     - Accounts and notes receivable of
                       affiliates and joint ventures                    5,282,843        463,804
                     - Accounts payable and accrued expenses             (437,093)    (1,283,100)
                     - Other operating assets and liabilities            (729,130)    (2,096,408)
                     - Restricted cash                                   (595,177)     5,321,626
                     - Funds held for non-owned managed properties       (344,114)       153,977
                     -  Funds held for non-owned managed properties
                         of affiliates and joint ventures              (1,184,406)       126,297
                                                                       ----------     ----------
         Total adjustments                                              5,918,758      8,935,000
                                                                       ----------    -----------
      Net cash flow provided by operations                             12,107,798     13,459,746

   Cash flow from investing activities:
    Real estate acquired or developed (net of liabilities assumed)     (9,931,065)   (66,095,671)
    Fixed asset additions                                                (214,506)      (359,946)
    (Contributions to) distributions from joint ventures                 (125,905)        81,139
                                                                       -----------   -----------
      Net cash flow used for investing activities                     (10,271,476)   (66,374,478)

   Cash flow from financing activities:
    Principal payments on secured debt                                   (312,636)      (317,304)
    Proceeds from secured debt                                         30,500,000              -
    Term loan borrowings                                                        -     45,000,000
    Line of credit borrowings                                         257,000,000    107,500,000
    Line of credit repayments                                        (257,446,565)   (90,500,000)
    Deferred financing and offering costs                                (531,475)       (68,557)
    Common share dividends paid                                       (10,507,586)    (7,939,916)
    Preferred share dividends paid                                     (1,371,105)    (1,371,105)
                                                                       ----------     ----------
      Net cash flow provided by financing activities                   17,330,633     52,303,118
                                                                       ----------     ----------
      Increase (decrease) in cash and cash equivalents                 19,166,955       (611,614)
   Cash and cash equivalents, beginning of period                       1,034,655      2,251,819
                                                                      -----------     ----------
   Cash and cash equivalents, end of period                           $20,201,610     $1,640,205
                                                                      ===========     ==========
   Supplemental disclosure of cash flow information:
     Assumption of liabilities in connection with the
       acquisition of properties                                                -      1,988,898
     Assumption of mortgage debt in connection with the
       acquisition of properties                                                -     15,013,771
     Dividends declared but not paid                                    8,472,272      7,939,304


                     The accompanying notes are an integral part
                            of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED


          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. In connection with the merger of MIG Realty Advisors, Inc. ( MIGRA ) on June 30, 1998, the Company also acquired the property and advisory management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIG II Realty Advisors, Inc. ("MIG"), MIGRA's successor, is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension systems. MIG recognizes revenue primarily from its client's real estate acquisitions and dispositions, loan origination and consultation, debt servicing, asset and property management and construction lending activities. MIG earns the majority of its debt servicing fee revenue from two of its pension fund clients. MIG's asset management, property management, investment advisory and mortgage servicing operations, including those of the prior MIG affiliates, are collectively referred to herein as the "MIGRA Operations".

               At March 31, 1999, the Company owned directly or indirectly, or was a joint venture partner in 101 multifamily properties containing 21,558 units. Of these properties, 75 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana, one in California and one in Pennsylvania. Additionally, the Company managed 57 non-owned properties, 50 of which were multifamily properties consisting of 12,426 units (16 of which are owned by various institutional investors consisting of 5,749 units) and seven of which were commercial properties containing an aggregate of approximately 782,000 square feet of gross leasable area. Through affiliates, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

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

               The Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. These OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive distributions per OP unit equal to the per share distributions on the Company's common shares. At March 31, 1999, the Company charged $32,159 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. At March 31, 1999, the Class B, Class C, Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership.

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

          Basis of Presentation

               The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. The results of operations for the three month period ended March 31, 1999 include the cumulative effect of a change in accounting principle related to the Company changing its capitalization policy on certain replacements and improvements (See Note 12). These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended
          December 31, 1998.

          Change in Estimates

               During the first quarter, the Company refined certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. This refinement was facilitated, in part, by the migration to the decentralization of certain functions to the properties and also by the upgrading of the Company's information systems. This refinement had the one time effect of reducing net income by approximately $632,148 in the first quarter. In addition, in connection with the Company's adoption of the change in its policy for capitalizing certain replacements (Note 12), the Company reassessed its remaining useful lives of certain appliances and floor covering it had capitalized upon the acquisition of a property. This change in useful lives had the effect of reducing income by approximately $212,800 for the three month period ended March 31, 1999. Also, the Company had determined in December 1998 that it would replace certain of its software during 1999. Commencing January 1, 1999, the Company began amortizing the remaining net book value over its revised estimated useful life of one year. This change had the effect of reducing net income by approximately $237,000 for the three month period ended March 31, 1999.

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

          Recent Accounting Pronouncements

               Effective December 31, 1998, the Company implemented Statement of Financial Accounting Standards ( SFAS ) No. 130 - Reporting Comprehensive Income. At March 31, 1999, the Company had no items of other comprehensive income requiring additional disclosure. Effective December 31, 1998, the Company implemented SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. All periods have been presented on the same basis.

               In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning January 1, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

               Effective January 1, 1999, the Company adopted Statement of Position No. 98 - 5-Reporting on the Cost of Start-Up Activities. At March 31, 1999, there was no material impact of adoption on the provisions of this statement on the Company's financial position, results of operations and cash flow.

          2.   DEVELOPMENT OF MULTIFAMILY PROPERTIES

               Construction in progress, including the cost of land, for the development of multifamily properties was $57,317,005 and $53,740,292 at March 31, 1999 and December 31, 1998,
          respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $978,486 and $361,640 during the three month periods ended March 31, 1999 and 1998, respectively. For the three month period ended March 31, 1999, the construction and leasing of 48 units at one property was completed at a total cost of $3.1 million. The following schedule details construction in progress at March 31, 1999:



       (dollars in thousands)                      Placed in     March 31, 1999    Estimated
                                  Number  Costs     Service      --------------
                                    of   Incurred   through      Land  Building   Scheduled
              Property             Units to Date    3/31/99      Cost    Cost     Completion
   -----------------------------------------------------------------------------------------
   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II    160$  10,266  $  7,301   $     193$   2,772    1999

   ATLANTA, GEORGIA
     Boggs Road                      535   4,104          -       3,955      149     TBD

   BATTLE CREEK, MICHIGAN
     The Landings at the Preserve     90     320          -         266       54     TBD

   GRAND RAPIDS, MICHIGAN
     Aspen Lakes II                  118     750          -        402       348     TBD

   WESTLAKE, OHIO
     Westlake                        300     745          -        523       222     TBD

   ORLANDO, FLORIDA
     Windsor at Kirkman Apts.        460  39,494          -       3,222   36,272    1999

   AVON, OHIO
     Village at Avon                 312   7,300          -       2,158    5,142    2000

   Other                               -   1,639          -         326    1,313
                                   ----- -------     ------     -------  -------
                                   1,975 $64,618     $7,301(1)  $11,045  $46,272
                                   ===== =======     ======     =======  =======
   (1)  Including land of $451.


          3.   PROPERTIES HELD FOR SALE

               The Company is in negotiations to sell six of its Market-rate properties. Five of these properties are located in Ohio and one is located in California. The Company anticipates that these assets will be sold during 1999. The net real estate assets of these six properties are presented on the Consolidated Balance Sheet as Properties held for sale.

          4.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1998:


                                Class A        Common
                              Cumulative       Shares
                               Preferred      (at $.10       Paid-In
                                Shares     stated value)     Capital
                              -----------  -------------  ------------
   Balance, Dec. 31, 1998     $56,250,000  $   2,262,195  $ 277,134,988
   Net income                           -              -              -
   Issuance of 21,000
     restricted common shares           -          2,100         (2,100)
   Retired 1,232 restricted
     common shares                      -           (123)           123
   Deferred compensation                -              -         (8,694)
   Common share
     dividends declared                 -              -              -
   Preferred share
     dividends declared                 -              -              -
                              -----------  -------------  -------------
   Balance, March 31, 1999    $56,250,000  $   2,264,172  $ 277,124,317
                              ===========  =============  =============


                               Accumulated   Accumulated
                                Dividends       Other       Treasury
                               In Excess Of Comprehensive    Shares
                                Net Income      Income      (at cost)      Total

   Balance, Dec. 31, 1998     $ (75,991,638)$       (875)  $(466,523)  $ 259,188,147
   Net income                     6,189,040            -           -       6,189,040
   Issuance of 21,000
     restricted common shares             -            -           -               -
   Retired 1,232 restricted
     common shares                        -            -           -               -
   Deferred compensation                  -            -           -          (8,694)
   Common share
     dividends declared          (8,472,272)           -           -      (8,472,272)
   Preferred share
     dividends declared          (1,371,105)           -           -      (1,371,105)
   Balance, March 31, 1999    $ (79,645,975)$       (875)  $(466,523)  $ 255,525,116

          5.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable are comprised of ten and seven loans at March 31, 1999 and December 31, 1998, respectively, each of which is collateralized by the associated real estate and resident leases. These nonrecourse project specific loans accrue interest at a fixed rate with the exception of one mortgage note which accrues interest at a variable rate. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through April, 2009. The balance of the conventional mortgages was $82.5 million and $52.2 million at March 31, 1999 and December 31, 1998, respectively.

               On March 31, 1999, the Company received proceeds of $30.5 million from individual nonrecourse mortgage loans collateralized by three properties owned by qualified REIT subsidiaries, having a net book value of $40.8 million. The proceeds from these loans was used to pay down the Company s floating rate unsecured line of credit facility. The weighted average maturity of the loans is 10 years, and the weighted average interest rate is 7.375%.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt which encumbered seven of the properties at March 31, 1999 and December 31, 1998, (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $27.7 million and $27.9 million at March 31, 1999 and December 31, 1998, respectively. Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1.8 million) has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

          6.   UNSECURED DEBT

          Senior Notes

               The Senior Notes were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million at March 31, 1999 and December 31, 1998.

          Medium-Term Notes Program

               The Company had 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million at March 31, 1999 and December 31, 1998, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of
          9.02 years at March 31, 1999. The holders of two MTN's with stated terms of 30 years each have a right to repayment in five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity would be 4.66 years.

               The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At March 31, 1999, there was $62.5 million of additional MTN borrowings available under the program.

               From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of March 31, 1999.

          Line of Credit

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility.
          During the third quarter of 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provided for an extension of the term for an additional year through June 2001 with the Company having the option to extend the term through June 2002. The Line of Credit included certain restrictive covenants which, among others, required the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to less than 95% and 90% of Distributable Cash Flow, as defined in the agreement, for 1999 and 2000, respectively, and
          (iii) maintain certain debt coverage ratios. The Company's borrowings under this Line of Credit bore interest at variable rates based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, payable annually in advance on each anniversary date. The Line of Credit was used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At March 31, 1999 and December 31, 1998, $226.0 million was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.59% and 7.04% at March 31, 1999 and December 31, 1998, respectively. As discussed in
          Note 14, in May 1999, the Company has repaid all outstanding obligations under this Line of Credit and has terminated the facility. Additionally, the Company was not required to and did not determine compliance with the financial covenants for the unsecured facility for the first quarter.

               MIGRA maintained a $500,000 Line of Credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. On February 10, 1999, the Company paid off the $446,565 outstanding MIGRA Line of Credit Facility and terminated this facility.

          7.   TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

               Summarized affiliate and joint venture transaction activity follows:

                                                         March 31,
                                                      1999       1998

   Property management fee and other
    miscellaneous service revenues
                              - affiliates         $495,132   $ 583,931
                              - joint ventures      223,366     226,945
   Painting service revenues
                              - affiliates           75,862      99,912
                              - joint ventures       27,742      93,901
   Expenses incurred on behalf                           (1)
     of and reimbursed by
                              - affiliates          716,068   1,144,958
                              - joint ventures    1,018,981     641,641
   Interest income            - affiliates           74,868     167,984
   Interest expense           - affiliates          (49,398)   (129,379)
                              - joint ventures       (5,744)    (11,810)
   (1)  Primarily payroll and employee benefits, reimbursed at cost.

               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5,723,689 and $6,677,611 at March 31, 1999 and December 31,
          1998, respectively. There were no payables due to affiliates and joint venture properties at March 31, 1999 and December 31, 1998.

          Advances to Affiliates and Joint Ventures

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $895,050 and $1,211,818 at March 31, 1999, respectively, and $5,555,732 and $880,057 at December 31, 1998, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was 8.3% during the periods ending March 31, 1999 and 1998. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $2,311,368 and $1,857,620 at March 31, 1999, respectively, and $3,174,898 and $2,178,496 at
          December 31, 1998, respectively.

               In February 1998, certain affiliated entities which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's Board of Directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, had informed the Company that the Corporation has caused the commencement of a review of approximately $2.9 million in expenditures relating to certain HUD subsidized properties. The Company believed that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

               On March 11, 1999, the Company, the Corporation, certain shareholders of the Corporation and others entered into a settlement agreement which resolved all disputes concerning the aforementioned expenditures and other issues concerning the management by the Company or one of its Service Companies of various properties owned by entities in which the Corporation was a general partner. Pursuant to that settlement agreement, the Corporation and other affiliates funded all outstanding advances made by the Company. At December 31, 1998, amounts outstanding which were subsequently funded in the first quarter of 1999 pursuant to the settlement agreement were $4.7 million.

          Notes Receivable

               At March 31, 1999, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). The notes were entered into on May 23, 1997 and bear interest, payable quarterly at the 30-day LIBOR plus the LIBOR margin on the Company's Line of Credit, with principal due May 1, 2002. The 30-day LIBOR averaged 5.01% for the period ending March 31, 1999. One of the notes is collateralized by 150,000 of the Company's common shares; the other note is unsecured. The Company recognized interest income of $54,320 for the period ending March 31, 1999 relating to these notes.

          8.   RAINBOW TERRACE APARTMENTS

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

               Under the terms of the Settlement Agreement, HUD has agreed to pay RTA a retroactive rent increase totaling $1,784,467, which represents the outstanding receivable recorded at March 31, 1999 and December 31, 1998. HUD has further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD has agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

               HUD's obligations under the Settlement Agreement are conditional upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At March 31, 1999 and December 31, 1998, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At March 31, 1999, RTA had net assets of approximately $1,827,319, including the retroactive rental receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of approximately $1,935,123. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company. RTA and PVA requested HUD to extend the April 11, 1999 deadline for identification of potential purchasers. HUD granted that request and the deadline was extended to May 31, 1999.

          9.   PREFERRED AND COMMON SHARES

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

          Preferred Shares
               At March 31, 1999, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"). Dividends on the Perpetual Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Perpetual Preferred Shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the Perpetual Preferred Shares will be redeemable for cash at the option of the Company.

               The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no noncumulative preferred shares issued or outstanding at March 31, 1999 or December 31, 1998.

          Shareholder Rights Plan

               During January 1999, the Company adopted a Shareholder Rights Plan in order to protect the interests of the Company and its shareholders if any hostile takeover activity should occur.

               To implement the Plan, the Board of Directors declared a distribution of one Right for each of the Company's outstanding common shares. Each Right entitles the holder to purchase from the Company 1/1,000th of a Class B Series I Cumulative Preferred Share (a "Preferred Share") at a purchase price of $40 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one common share. The Rights will expire on January 6, 2009, unless redeemed by the Company as described below.

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

          10.  EARNINGS PER SHARE

               Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both income before cumulative effect of a change in accounting principle and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares.

                                                                     For the three months
                                                                        ended March 31,
                                                                      1999          1998
   Basic Earnings Per Share:
    Income before cumulative effect of a change in accounting
        principle                                                  $ 1,869,878  $ 4,524,746
    Less:  Preferred share dividends                                 1,371,105    1,371,105
                                                                   -----------  -----------
    Income before cumulative effect of a change in accounting
        principle applicable to common shares                          498,773    3,153,641
    Plus:  Cumulative effect of a change in accounting principle     4,319,162            -
                                                                   -----------  -----------
    Income applicable to common shares                             $ 4,817,935  $ 3,153,641
                                                                   ===========  ===========
   Diluted Earnings Per Share:
    Income before cumulative effect of a change in accounting
        principle                                                  $ 1,869,878  $  4,524,746
    Less:  Preferred share dividends                                 1,371,105     1,371,105
    Amortization expense relating to contingent merger
        consideration                                                   30,763             -
    Income before cumulative effect of a change in accounting     ------------  ------------
        principle applicable to common shares                          468,010     3,153,641
    Plus:  Cumulative effect of a change in accounting principle     4,319,162             -
                                                                   -----------  ------------
    Income applicable to common share                              $ 4,787,172  $  3,153,641

   Number of Shares:
        Basic-average shares outstanding                            22,665,998    17,071,950
        Dilutive shares                                                      -         1,203
                                                                    ----------    ----------
        Diluted-average shares outstanding                          22,665,998    17,073,153
   Per Share Amount - Income before cumulative effect of a          ==========    ==========
    change in accounting principle:
        Basic                                                       $      .02  $        .18
                                                                    ==========  ============
        Diluted                                                     $      .02  $        .18
                                                                    ==========  ============
   Per Share Amount - Net Income
        Basic                                                       $      .21  $        .18
                                                                    ==========  ============
        Diluted                                                     $      .21  $        .18
                                                                    ==========  ============
   Pro forma amounts assuming the new capitalization
     policy is applied retroactively:
   Net income                                                      $ 1,869,878  $  4,659,048
   Income applicable to common shares                              $   498,773  $  3,287,943
     Per Share Amount - Net income:
        Basic                                                      $       .08  $        .27
        Diluted                                                    $       .08  $        .27
    Per Share Amount - Income applicable to common shares:
        Basic                                                      $       .02  $        .19
        Diluted                                                    $       .02  $        .19


               Options to purchase 1,515,009 and 908,009 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, a portion of which has been reflected above using the treasury stock method.

          11.  INTERIM SEGMENT REPORTING

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

               All of the Company's general and administrative costs which were $3,870,946 and $1,833,612 for the periods ended March 31, 1999 and 1998, respectively, are included in the Management and Service Operations tier as the Company considers these costs directly attributable to the management business, regardless of whether these costs relate to the management of non-owned or owned properties.

               Information on the Company's segments for the three months ended March 31, 1999 and 1998 is as follows:

                                              For the three months ended March 31, 1999
                                                                    Management
                                                       Government- and Service      Total
                                         Market-Rate     Assisted   Operations   Consolidated

   Total segment revenues               $ 33,185,641   $2,447,210  $6,060,531   $ 41,693,382
   Elimination of intersegment revenues      (47,780)           -  (3,629,551)    (3,677,331)
   Consolidated revenues                $ 33,137,861   $2,447,210  $2,430,980   $ 38,016,051
   Equity in net income of joint
     ventures                           $    (27,929)  $    3,664  $   (2,472)  $    (26,737)

   *EBITDA-including the proportionate
     share of joint ventures            $ 19,540,390   $ 1,507,281  $(1,903,525) $ 19,144,146

   Total assets                         $827,836,921   $17,739,801  $14,043,905  $859,620,627
   Capital expenditures, gross          $  9,566,952   $   364,113  $   214,506  $ 10,145,571


                                                For the three months ended March 31, 1998
                                                                       Management
                                                          Government- and Service       Total
                                          Market-Rate      Assisted    Operations    Consolidated

   Total segment revenues                $  25,825,591   $ 3,392,421  $ 4,439,661   $ 33,657,673
   Elimination of intersegment revenues        (47,500)            -   (2,901,368)    (2,948,868)
   Consolidated revenues                 $  25,778,091   $ 3,392,421  $ 1,538,293   $ 30,708,805
   Equity in net income of joint
     ventures                            $      29,778   $     6,438  $         -   $     36,216

   *EBITDA-including the proportionate
     share of joint ventures             $   15,683,205  $ 1,725,973  $  (780,247)  $ 16,628,931

   Total assets                          $ 586,685,265   $16,671,412  $24,230,343   $627,587,020
   Capital expenditures, gross           $  82,895,909   $   203,431  $   359,946   $ 83,458,286


          *Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

               A reconciliation of total segment EBITDA to total consolidated net income for the three months ended March 31, 1999 and 1998 is as follows:



                                                        1999          1998

   Total EBITDA for reportable segments             $19,144,146   $16,628,931
   EBITDA-proportionate share of joint ventures        (635,929)     (588,390)
   Equity in net (loss) income of joint ventures        (26,737)       36,216
   Depreciation and amortization                     (8,276,048)   (5,314,595)
   Interest expense                                  (8,250,732)   (6,431,667)
   Interest income                                      185,988       212,615
   Income taxes                                        (270,810)      (18,364)
   Cumulative effect of a change in accounting
     principle                                        4,319,162             -
   Consolidated net income                          $ 6,189,040   $ 4,524,746




          12.  CHANGE IN ACCOUNTING PRINCIPLE

               Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, appliances, flooring, carpeting and kitchen/bath renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company s capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the three months ended March 31, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $940,794 or $.04 per share (basic and diluted) for
          the three months ended March 31, 1999.   The pro forma amounts
          shown on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the three months ended March 31, 1998 of which increased net income by $134,302 or $.01 per share (basic and diluted).

          13.  PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the 12 property acquisitions completed in 1998,
          (ii) the merger of MIGRA in 1998, (iii) the sale of a property in 1998, and (iv) the exclusion of Rainbow Terrace Apartments operating results. There were no pro forma adjustments for 1999.


                                                          For the three months
                                                              ended March 31,
                                                              1999       1998
   (In thousands, except per share amounts)

   Revenues                                                $    38,016 $  35,514
   *Net income                                                   1,870     3,622
   *Income applicable to common shares (Basic and Diluted)         499     2,251
    Earnings per common shares (Basic and Diluted)         $       .02 $     .10
     Weighted average number of common shares outstanding:
        common shares outstanding (Basic and Diluted)           22,666    22,666

   *Before cumulative effect

               The 1999 and 1998 pro forma financial information does not include the revenue and expenses for the period January 1 through the date the properties were acquired by the Company for Windsor at Kirkman Apartments, Windsor Pines and Steeplechase at Shiloh Crossing Apartments which are properties that were acquired in 1998. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for 1999 and 1998 as the properties were under construction during substantially all of the periods prior to their acquisition.

               The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

          14.  SUBSEQUENT EVENTS

          Treasury Shares

               Subsequent to March 31, 1999, the Company repurchased 89,000 common shares at an aggregate cost of $957,378 which was funded primarily from operating cash flows.

          Dividends Declared

               On March 30, 1999, the Company declared a dividend of $0.375 per common share for the quarter ending March 31, 1999, which was paid on May 1, 1999 to shareholders of record on April 15, 1999.

          Management Contract

               On May 4, 1999, a pension fund client of MIG acquired a multifamily property containing 248 units located in Fairfax County, Virginia. MIG has been retained to provide asset and property management services.

          Secured Financing

               On May 10, 1999, the Company collateralized individual mortgages on 20 properties for $239 million in project specific, non-recourse loans from The Chase Manhattan Bank. The loans have maturities ranging from 8 to 12 years and fixed interest rates of 198 basis points over comparable treasuries. The weighted average maturity of the loans is 10-1/4 years, and the weighted average interest rate is 7.52%.

               The proceeds from the loans were used to pay off the Company's floating rate unsecured line of credit facility, which had an outstanding balance of $228 million at the time of the secured debt financing closing, and to provide additional working capital. In the quarter ending June 30, 1999, the Company will incur an extraordinary charge of approximately $1,726,139 which represents a $750,000 facility fee charge and a $976,139 write off of deferred finance costs related to the termination of the unsecured line of credit facility.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

          Overview
               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. In connection with the merger of MIG Realty Advisors, Inc. ( MIGRA ) on June 30, 1998, the Company also acquired the property and advisory management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIG II Realty Advisors, Inc. ("MIG") MIGRA's successor, is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension systems. MIG recognizes revenue primarily from its client's real estate acquisitions and dispositions, loan origination and consultation, debt servicing, asset and property management and construction lending activities. MIG earns the majority of its debt servicing fee revenue from two of its pension fund clients. MIG's asset management, property management, investment advisory and mortgage servicing operations, including those of the prior MIG affiliates, are collectively referred to herein as the "MIGRA Operations".

               At March 31, 1999, the Company owned directly or indirectly, or was a joint venture partner in 101 multifamily properties containing 21,558 units. Of these properties, 75 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana, one in California and one in Pennsylvania. Additionally, the Company managed 57 non-owned properties, 50 of which were multifamily properties consisting of 12,426 units (16 of which are owned by various institutional investors consisting of 5,749 units) and seven of which were commercial properties containing an aggregate of approximately 782,000 square feet of gross leasable area. Through affiliates, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

               The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Government-Assisted Properties, changes in or termination of contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

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

               The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that its net cash provided by operations will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 1999 and 2000, approximately $21 million and $107 million, respectively, of the Company's debt will mature. Although the Company may no longer be in a position to access public unsecured debt markets due to revised credit ratings, the Company believes it has adequate alternatives available to provide for its liquidity needs including new secured borrowings and property sales proceeds.

          Financing:
               On March 31, 1999, the Company received proceeds of $30.5 million in individual nonrecourse mortgage loans which are collateralized by three properties owned by qualified REIT subsidiaries, having a net book value of $40.8 million. Most of the proceeds from these loans were used to pay down the Company's floating rate unsecured line of credit facility. Subsequently, on May 10, 1999, the Company received proceeds of $238.5 million in 20 nonrecourse mortgage loans collateralized by individual mortgages on 20 properties. There are no cross-default or cross-collateralization provisions in the mortgages. The proceeds from these loans were used to pay off the Company's floating rate unsecured line of credit facility. After repayment of the unsecured line of credit facility, the Company's total floating rate debt outstanding was reduced to less than $17.0 million, while completely eliminating all outstanding borrowings under the Company's unsecured floating rate debt. These nonrecourse financings have the effect of increasing the Company's weighted average debt maturity from approximately 3.1 years to approximately 7.5 years.

               In June 1998, the Company completed a new unsecured $200 million revolving credit facility (the "Line of Credit") which replaced a $100 million unsecured revolving credit facility.
          During the third quarter of 1998, the Line of Credit was increased from $200 million to $250 million. The new agreement provided for an extension of the term for an additional year through June 2001 with the Company having the option to extend the term through June 2002. The Line of Credit includes certain restrictive covenants which, among others, required the Company to (i) maintain a minimum level of net worth, (ii) limit dividends to less than 95% and 90% of Distributable Cash Flow, as defined in the agreement, for 1999 and 2000, respectively, and
          (iii) maintain certain debt coverage ratios. The Company's borrowings under this Line of Credit bore interest at variable rates based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. Based on the revised credit ratings the Company received from Moody's and Standard and Poor's on March 16, 1999, the spread increased 85 basis points to 225 basis points. The Company believes that this could have an adverse impact of up to $.05 on earnings per share in 1999. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, payable annually in advance on each anniversary date. During 1998, the Company recognized a non-cash extraordinary charge of approximately
          $0.125 million ($0.0063 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Line of Credit is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At March 31, 1999, $226.0 million was outstanding under this facility. As a result of the May 10, 1999, $238.5 million mortgage refinancing, which repaid the Line of Credit in full, the Company was not required to, and did not, determine compliance with the financial covenants for the unsecured facility for the first quarter. In the quarter ending June 30, 1999, the Company will incur an extraordinary charge of approximately $1,726,139 which represents a $750,000 facility fee charge and a $976,139 write off of deferred finance costs related to the termination of the unsecured line of credit facility.

               The Company was in violation of certain financial ratio covenants under the Line of Credit for the first quarter 1998 reporting period. The Company received waivers of those violations through June 30, 1998. Additionally, the Company advised its bank group that it was not in compliance with one of the financial covenants concerning the Company's net worth for the third quarter 1998 reporting period. The net worth covenant required that the Company maintain a minimum net worth of $400 million, based on a formula that incorporates the annualized multiple of the most recent quarter's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement. The Company negotiated with its bank group for a waiver by the banks of the breach of the net worth covenant, along with an increase in borrowing costs under its Line of Credit from LIBOR plus 100 basis points to LIBOR plus 140 basis points (based on the then-current credit rating). In addition, certain of the covenants, including the minimum net worth covenant, were modified to provide the Company a limited increase in flexibility. The minimum net worth covenant was reduced from $400 million to $325 million. The bank group continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant. A $395,000 default waiver fee was paid in December 1998 and was reflected in the Consolidated Statements of Income at December 31, 1998.

               MIGRA maintained a $500,000 Line of Credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. During February 1999, the Company paid off the MIGRA Line of Credit Facility of $446,565 and terminated this facility.

               Seventy-nine of the Company's 94 wholly owned properties were unencumbered at March 31, 1999 with annualized EBITDA of approximately $64.2 million and a historical cost basis of approximately $671.0 million. The remaining fifteen of the Company's wholly owned properties, have an historical cost basis of $203.3 million and secured property specific debt of $110.2 million at March 31, 1999. Unsecured debt, which totaled $423.4 million at March 31, 1999, consisted of $112.5 million in Medium-Term Notes, Senior Notes of $84.9 million, and amounts drawn on the Company's Line of Credit of $226.0 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.5 million at March 31, 1999.
          The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.28% at March 31, 1999.

               After considering the effects of the May 10, 1999 $238.5 million mortgage refinancing, 59 of the Company's 94 wholly owned properties remain unencumbered with annualized EBITDA of approximately $36.7 million and a historical cost basis of approximately $357.6 million. The remaining 35 of the Company's wholly owned properties have an historical cost basis of $516.7 million.

               The Company had 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million at March 31, 1999 and December 31, 1998, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of
          9.02 years at March 31, 1999. The holders of two MTN's with stated terms of 30 years each have a right to repayment of five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity would be 4.66 years.

               The Company's current MTN Program provides for the issuance, from time-to-time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At March 31, 1999, there are $62.5 million of additional MTN borrowings available under the program. However, due to the downgrade of the Company's credit rating to a non-investment grade rating in March 1999, the Company does not anticipate near to intermediate issuance of additional MTN's or similar unsecured debt instruments.

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

          Operating Partnership:
               The Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. These OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive distributions per OP unit equal to the per share distributions on the Company's common shares. At March 31, 1999, the Company charged $32,159 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. At March 31, 1999, the Class B, Class C, Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership.

          Merger Contingent Consideration Payable:
               Subject to certain conditions and adjustments, the MIGRA Stockholders' Conversion Rights entitle the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), approximately 70,737 common shares, based on the average closing price of the common shares of $12.34 for the 20 trading days immediately preceding December 31, 1998, the date the contingent consideration was met, or $872,934 and (b) on the third issuance date (June 30, 2000) $3,011,329 of common shares of the Company based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration was met. The obligation of the Company to issue common shares on the second issuance date was contingent upon the issuance of a certificate of occupancy for the Windsor Pines property and the MIGRA stockholders' submission to the Company of multifamily property acquisition opportunities with an aggregate gross asset value of at least $50 million and an average yield of at least 85% of the pro forma yield of the properties being acquired by the Company in connection with the acquisitions (the "Minimum Yield"). The obligation of the Company to issue common shares on the third issuance date is contingent upon the issuance of a certificate of occupancy for the Windsor at Kirkman property and the MIGRA stockholders' submission to the Company of an additional $50 million of multifamily property acquisition opportunities with the Minimum Yield. The contingencies precedent to the third payment have not been met as of March 31, 1999.

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

               For the three month period ended March 31, 1999, the Company completed the construction and leasing of 48 units at one of the Company's development properties.

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

               Additionally, the Company has obtained contracts or verbal offers to sell six Market-rate properties, which the Company has disclosed as Properties held for sale on the Consolidated Balance Sheet, as follows:

                      Property              Location          Units

                  Desert Oasis      Palm Desert, California     320
                  Cultural Gardens  Euclid, Ohio                186
                  Colonade West     Cleveland, Ohio             216
                  Memphis West      Cleveland, Ohio             120
                  Villa Moderne     North Olmsted, Ohio         135
                  West Park Plaza   Cleveland, Ohio             118
                                                              1,095

               The sale of any of these assets may have either an accretive or dilutive effect on earnings depending upon the application of proceeds derived from such sales, which will not be known until the time of sale.

               On May 4, 1999, a pension fund client of MIG acquired a multifamily property containing 248 units located in Fairfax County, Virginia. MIG has been retained to provide asset and property management services.

          Management Contract Cancellation:
               On January 13, 1999, the Company terminated its management contract for Longwood Apartments, which resulted in a loss of management fee income for the first quarter of 1999 of approximately $74,000. Moreover, pursuant to the terms of the HUD Settlement Agreement discussed in Note 8 of the notes to the financial statements, in the second quarter of 1999, the Company may terminate its management contract for Park Village Apartments, which will result in a partial loss of management fee income in 1999. The management fees collected for Park Village Apartments for the three months ended March 31, 1999 were $7,426.

               In addition, pursuant to the terms of a separate settlement agreement with affiliates entered into in conjunction with the settlement agreement with the Corporation as discussed in Note 6, the Company has agreed to end its management of certain commercial properties owned by certain affiliated persons upon 60 days prior written notice from the respective owners of those properties. Such notice has not been received. The management fees generated from those commercial properties for the first quarter ended March 31, 1999 was $28,036.

               The Company will also lose management fees from Euclid Medical & Commercial Arts Building, a non-owned commercial property, because of foreclosure proceedings. The management fees generated from this property for the first quarter ended March 31, 1999 was $20,728.

               In addition, if the Company proceeds with the proposed sale of its interests in the joint venture properties, the Company would no longer receive the management fees attributable to those properties and one other property. The management fees generated for these properties for the first quarter ended March 31, 1999 was $216,978. Certain third party owners of properties currently managed by the Company have entered into contracts to sell those properties, subject to certain contingencies. If all those third party owned properties were sold, the Company would similarly no longer receive the management fees generated from those properties. The management fees generated for these properties for the first quarter ended March 31, 1999 was $87,874. The impact of the loss of these management fee revenues would be partially offset by a reduction in operating expenses.

          Dividends:
               On March 30, 1999, the Company declared a dividend of $0.375 per common share for the quarter ending March 31, 1999, which was paid on May 1, 1999 to shareholders of record on April 15, 1999. The common share dividend was reduced to $0.375 from $0.465 in order to reduce the Company's dividend payout ratio. On February 16, 1999, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on March 15, 1999 to shareholders of record on March 1, 1999.

          Cash flow sources and applications:
               Net cash provided by operating activities decreased
          $1,351,948 from $13,459,746 to $12,107,798 for the quarter ended
          March 31, 1999 when compared with the quarter ended March 31, 1998. This decrease was the result of decreases in accounts and notes receivable of affiliates and joint ventures, and increases in depreciation and amortization, and decreases in accounts payable and accrued expenses, other operating assets and liabilities and funds held for non-owned managed properties of affiliates and joint ventures.

               Net cash flows used for investing activities of $10,271,476 for the quarter ended March 31, 1999 were primarily used for the acquisition and development of multifamily real estate properties and undeveloped land parcels.

               Net cash flows provided by financing activities of $17,330,633 for the quarter ended March 31, 1999 were primarily comprised of proceeds received from the mortgages on three properties. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit.

               During 1999 and 2000, approximately $113 million of the Company's debt will mature. The Company intends to repay any such debt as it matures through a combination of new secured borrowings and property sales proceeds.

          RESULTS OF OPERATIONS
          Comparison of the quarter ended March 31, 1999 to the quarter ended March 31, 1998

               In the following discussion of the comparison of the quarter ended March 31, 1999 to the quarter ended March 31, 1998, Market-rate Properties refers to the Core and Acquired Property portfolios. Core Properties represents the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 41 properties acquired in separate transactions or developed by the Company during 1994 through 1997 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired Properties refers to the 17 properties acquired between January 1, 1998 and December 31, 1998 as well as the newly constructed properties.

               Overall, total revenue increased $7,307,200 or 23.8% and total expenses increased $9,867,000 or 37.6% for the quarter. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares increased $1,664,300 or 52.8%.

               During the quarter ended March 31, 1999, the Market-rate Properties generated total revenues of $34,223,400 and property operating and maintenance expenses of $14,391,800. Of these amounts, the Acquired and Core Properties contributed total revenues of $11,921,400 and $22,302,000, respectively, while incurring property operating and maintenance expenses of $4,681,100 and $9,710,700, respectively. The Government-Assisted Properties generated total revenues of $2,447,200 while incurring property operating and maintenance expenses of $990,300 for the quarter ended March 31, 1999.

          Rental Revenues:
               Rental revenues increased $6,236,000 or 21.4% for the quarter. Rental revenues from the Acquired Properties increased $7,193,759 for the quarter. Occupancy and unit rents at the Core Properties and Government-Assisted Properties resulted in a $14,000 decrease and $946,900 or 28.1% decrease, respectively, in rental revenue from these properties. The decrease in rental revenues for the Government-Assisted Properties is attributable to the removal of a particular property's operating results in the reported results of operations as a result of a Settlement Agreement. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

          Other Revenues:
               Other income increased $200,000 or 65.2% for the quarter. The increase is due primarily to supervisory fees and late charges earned in the current year.

               The Company recognized property and asset management fee revenues of $1,295,700 and $585,800, respectively, for the quarter ended March 31, 1999 as compared to $948,800 and $0, respectively, for the quarter ended March 31, 1998. The increase in property and asset management fee revenues is primarily due to the collection of these fees by MIGRA relating to their institutional investor clients.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $3,079,700 or 25.0% for the quarter. Property operating and maintenance expenses at the Acquired Properties increased $3,330,500 for the quarter due primarily to the operating and maintenance expenses incurred at the 13 properties acquired in 1998, and the newly constructed properties of Bradford at Easton,

          The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Core Properties increased $465,700, or 5.0% when compared to the three months ended March 31, 1998 primarily due to increases in personnel, building and grounds repair and maintenance, the one time effect of additional operating expenses and real estate and local taxes. Property operating and maintenance expenses at the Government-Assisted Properties decreased $716,500 or 42.0% for the quarter due primarily to the removal of a particular property's operating results as described above.

          Other expenses:
               Depreciation and amortization increased $2,961,500 or 55.7% for the quarter primarily due to the increased depreciation expense recognized on the Acquired Properties and the additional depreciation as a result of the adoption of the new capitalization policy as well as the amortization expense of the intangible assets. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

               General and administrative expenses increased $2,037,300 or 111.1% for the quarter. This increase is primarily attributable to payroll and related expenses due to the expense of the MIGRA advisory operations. General and administrative expenses are costs related to the Management and Service Operations.

               Interest expense increased $1,819,100 or 28.3% for the quarter primarily due to the interest incurred with respect to the additional borrowings under the Line of Credit used for the 1998 acquisitions as well as the construction of properties.

          Cumulative effect:
               Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, appliances, flooring, carpeting and kitchen/bath renovations to the capitalization method. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company s capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the three months ended March 31, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $1,250,637 or $.06 per share (basic and diluted) for the three
          months ended March 31, 1999.   The pro forma amounts shown on the
          income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the three months ended March 31, 1998 of which increased net income by $134,302 or $.01 per share (basic and diluted).

          Net income applicable to common shares:
               Net income applicable to common shares is equal to net income less dividends on the Perpetual Preferred Shares of $1,371,100.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures decreased $63,000 or 173.8% for the quarter ended March 31, 1999. The decrease is due primarily to increased depreciation and interest expense at the joint venture level.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the quarters ended March 31, 1999 and 1998.

                                       For the three months ended
                                                 March 31,
                                           1999           1998

          Beneficial interests in
            joint venture operations
              Rental revenue           $  1,724,000   $ 1,725,500
              Cost of operations          1,088,100     1,137,100
                                            635,900       588,400
              Interest income                 3,250           700
              Interest expense             (514,900)     (436,800)
              Depreciation                 (138,800)     (105,500)
              Amortization                  (12,150)      (10,500)
              Net income               $    (26,700)  $    36,300

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

               It is expected that to meet the Company's long term strategic acquisition goal, individual acquisitions will be located in the select metro areas of Atlanta, Washington, D.C., Orlando, south Florida and Tampa over the short term. Management believes that these markets offer excellent diversification characteristics as well as operational efficiency. In addition to these direct investment markets, the Company will co-invest with institutional clients in many markets that are in the long term investment horizon. As with all growth markets at this time, new development is active in these markets. The Company's market research and operational experience in these areas will guide site selection and pricing.

               As mentioned, the Company's growth strategy includes co-investment with institutional investors. Two programs have been created for the implementation of the strategy. The first is a co-investment development program that consists of individual development partnerships allowing the Company and its institutional partners to seek the high yields associated with development. The projects in this program will be built for long term hold or a forward contracted sale. The second program is a multifamily pooled fund which is designed to offer a favorable risk-return relationship for the Company. This fund will acquire assets at stabilization or through forward contracts. Both programs will employ moderate project specific debt. The expected equity division is 25% from the Company and 75% from all institutional investors. These two programs should allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investment because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily apartment management.

               The programs described above are currently being actively marketed, and there can be no assurance that the Company will be able to attract institutional capital to fund these programs.

               Given the Midwestern concentration of the Market-rate portfolio, management's performance expectations are consistent with the recent past. Management projects that the market-rate rental growth will be a modest 2.5% over 1999. General market expectations for locations where the Company has significant concentrations are as follows: Columbus is split between a strengthening northern half and a flattening southern half,

          Cleveland continues to exhibit stability, Michigan will continue to grow but at a slower rate, Indianapolis is improving from very competitive conditions, Washington, D.C., Atlanta, and Orlando are in equilibrium with significant additions to employment and apartment supply, and south Florida is tightening overall as significant development is being absorbed.

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

          Quantitative and Qualitative Disclosures About Market
          Risk

               The Company's primary market risk exposure is interest rate risk. At March 31, 1999, the Company had $244.3 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

               Management has and will continue to manage interest rate risk as follows: (I) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) hedge certain long term variable rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to achieve those objectives.

               The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.



                                                 Expected Maturity Date

            Long term debt             1999        2000         2001         2002

   Fixed:
    Fixed rate mortgage debt       $   916,454  $16,028,782   $12,487,095 $ 1,482,769
    Weighted average interest rate       7.93%        7.92%         7.76%       7.57%

    MTN's                           20,000,000            -    10,000,000  15,000,000
    Weighted average interest rate       6.95%            -         7.12%       7.09%

    Senior notes                             -   74,931,803             -  10,000,000
    Weighted average interest rate           -        8.23%             -       7.10%
    Total fixed rate debt          $20,916,454  $90,960,585   $22,487,095 $26,482,769

   Variable:
    LIBOR based credit facility    $         -  $         -  $226,000,000 $         -
    Variable rate mortgage debt        250,397   16,308,538        68,146      75,283
    Total variable rate debt       $   250,397 $ 16,308,538  $226,068,146 $    75,283

   Total long term debt            $21,166,851 $107,269,123  $248,555,241 $26,558,052


                                                                           Fair Market
            Long term debt             2003     Thereafter       Total        Value
   Fixed:
    Fixed rate mortgage debt        $ 1,605,372 $ 59,426,297  $ 91,946,769 $ 95,035,334
    Weighted average interest rate        7.57%        7.75%         8.12%            -

    MTN's                            12,500,000   55,000,000   112,500,000  118,925,779
    Weighted average interest rate        7.12%        7.23%         6.95%            -

    Senior notes                              -            -    84,931,803   88,794,575
    Weighted average interest rate            -            -         8.23%            -
    Total fixed rate debt          $ 14,105,372 $114,426,297  $289,378,572 $302,755,688

   Variable:
    LIBOR based credit facility    $          -  $         -  $226,000,000 $226,000,000
    Variable rate mortgage debt          83,165    1,497,733    18,283,262   18,583,344
    Total variable rate debt       $     83,165  $ 1,497,733  $244,283,262 $244,583,344

   Total long term debt            $ 14,188,537$ 115,924,030 $ 533,661,834$ 547,339,032


               On May 10, 1999, the Company collateralized individual mortgages on 20 properties for $239 million in project specific, non-recourse loans from The Chase Manhattan Bank. The loans have maturities ranging from 8 to 12 years and fixed interest rates of 198 basis points over comparable treasuries. The weighted average maturity of the loans is 10-1/4 years, and the weighted average interest rate is 7.52%.

          Sensitivity Analysis
               The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $314.2 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

          CONTINGENCIES

          Environmental
               There are no recorded amounts resulting from environmental liabilities and there are no known contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there

          exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties. The Company has obtained environmental insurance covering (I) pre-existing contamination, (ii) on-going third party contamination, (iii) third party bodily injury and (iv) remediation. The policy is for a five year term and carries a limit of liability of $2 million per environmental contamination discovery (with a $50,000 deductible) and has a $10 million policy term aggregate. Management has no plans to abandon any of the properties and is unaware of any other material loss contingencies.

          Rainbow Terrace Apartments
               On February 9, 1998, the U.S. Department of Housing and Urban Development ("HUD") notified the Company that Rainbow Terrace Apartments, Inc. ("RTA"), the Company's subsidiary corporation that owns Rainbow Terrace Apartments, was in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleged that the property was poorly managed and that RTA had failed to complete certain physical improvements to the property. Moreover, HUD claimed that the owner was not in compliance with numerous technical regulations concerning whether certain expenses were properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD has the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

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

               Under the terms of the Settlement Agreement, HUD has agreed to pay RTA a retroactive rent increase totaling $1,784,467. HUD has further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD has agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

               HUD's obligations under the Settlement Agreement are conditional upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At March 31, 1999, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At March 31, 1999, RTA had net assets of approximately $1,827,319, including the retroactive rent receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of $1,935,123. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company. RTA and PVA requested HUD to extend the April 11, 1999 deadline for identification of potential purchasers. HUD granted that request and the deadline was extended to May 31, 1999.

          Affiliate Transactions
               In the normal course of business, the Company had followed a practice of advancing funds on behalf of, or holding funds for the benefit of, affiliates which own real estate properties managed by the Company or one of the Service Companies. One of these affiliates, a corporation (the "Corporation") owned by a member of the Company's Board of Directors and his siblings (including the wife of the Company's Chairman and Chief Executive Officer), which serves as general partner of certain affiliated entities, had informed the Company that the Corporation had caused the commencement of a review of expenditures relating to approximately $2.9 million of capital calls from certain HUD subsidized affiliated entities, to determine the appropriateness of such expenditures and whether certain of such expenditures are properly the responsibility of the Company. The Company previously stated its belief that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

               On March 11, 1999, the Company, the Corporation, certain shareholders of the Corporation and others entered into a settlement agreement which resolved all disputes concerning the aforementioned expenditures and other issues concerning the management by the Company or one of its Service Companies of various properties owned by entities in which the Corporation was a general partner. Pursuant to that settlement agreement, the Corporation and other affiliates funded all outstanding advances made by the Company. At December 31, 1998, amounts outstanding which were subsequently funded in the first quarter of 1999 pursuant to the settlement agreement were $4.7 million.

     The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation.



                                                                                        Year    Average
                                          Date                      Type of     Total Built or Unit Size
        The Multifamily Properties      Acquired     Location    Construction   Units  Rehab.   Sq. Ft.

   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments           06/30/98 Phoenix         Garden           204   1989          982

   California
   Desert Oasis Apartments              06/30/98 Palm Desert     Garden           320   1990          875

   Florida
   Cypress Shores                       02/03/98 Coconut Creek   Garden           300   1991          991
   Windsor Pines                        10/23/98 Pembroke Pines  Garden           368   1998        1,132
                                                                                  668               1,069
   Georgia
   The Falls                            02/03/98 Atlanta         Garden           520   1986          963
   Morgan Place Apartments              06/30/98 Atlanta         Garden           186   1989          679
                                                                                  706                 888
   Indiana
   Steeplechase at Shiloh Crossing Apts 08/11/98 Indianapolis    Garden           264   1998          929

   Maryland
   The Gardens at Annen Woods           06/30/98 Metro D.C.      Garden           132   1987        1,269
   Hampton Point Apartments             06/30/98 Metro D.C.      Garden           352   1986          817
   Reflections                          02/03/98 Metro D.C.      Garden           184   1985        1,020
                                                                                  668                 962
   Michigan
   Georgetown-Phase II                  02/01/99 Fenton          Garden           120   1998        1,269

   North Carolina
   Windsor Falls Apartments             06/30/98 Raleigh         Garden           276   1994          979

   Central Ohio
   Bradford at Easton                   05/01/98 Columbus        Garden           324   1996        1,010

   Toledo, Ohio
   Country Club Apartments              02/19/98 Toledo          Garden           316   1989          811

   Northeastern Ohio
   Village at Western Reserve           08/01/98 Streetsboro     Ranch            108   1998          999

   Texas
   Fleetwood Apartments                 06/30/98 Houston         Garden           104   1993        1,019
                                                                                4,078
   Repositioned Properties
   Woodlands of North Royalton
     fka Somerset West (a)              IPO      North Royalton  Gdn/Tnhms        197   1982        1,038
   Williamsburg at Greenwood Village    02/18/94 Sagamore Hills  Townhomes        260   1990          938
                                                                                  457                 981
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                    02/28/95 Columbus        Townhomes        102   1987        1,344
   Bedford Commons                      12/30/94 Columbus        Townhomes        112   1987        1,157
   Bolton Estates                       07/27/94 Columbus        Garden           196   1992          687
   Colony Bay East                      02/21/95 Columbus        Garden           156   1994          903
   Heathermoor                          08/18/94 Worthington     Gdn/Tnhms        280   1989          829
   Kensington Grove                     07/17/95 Westerville     Gdn/Tnhms         76   1995        1,109
   Lake Forest                          07/28/94 Columbus        Garden           192   1994          788
   Muirwood Village at Bennell          03/07/94 Columbus        Ranch            164   1988          769
   Muirwood Village at London           03/03/94 London          Ranch            112   1989          769



                                     For the three months ending         For the three months ending
                                           March 31, 1999                      March 31, 1998
                                  Average             Average Rent   Average               Average Rent
                                  Economic  Physical      Per        Economic   Physical        Per
     The Multifamily Properties  Occupancy Occupancy Suite  Sq. Ft. Occupancy  Occupancy  Suite  Sq. Ft.

   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments     94.1%      95.6%   $ 834  $ 0.85     N/A        N/A        N/A      N/A

   California
   Desert Oasis Apartments        95.4%      97.2%   $ 686   $ 0.78    N/A        N/A        N/A      N/A

   Florida
   Cypress Shores                 91.7%      93.7%   $ 862   $ 0.87    N/A        N/A        N/A      N/A
   Windsor Pines                  91.7       90.5    1,037     0.92    N/A        N/A        N/A      N/A
                                  91.7%      91.9%   $ 958   $ 0.90    N/A        N/A        N/A      N/A
   Georgia
   The Falls                      83.5%      92.5%   $ 723   $ 0.75    N/A        N/A        N/A      N/A
   Morgan Place Apartments        91.7       98.4      806     1.19    N/A        N/A        N/A      N/A
                                  85.9%      94.1%   $ 745   $ 0.84    N/A        N/A        N/A      N/A
   Indiana
   Steeplechase at Shiloh
     Crossing Apartments          72.2%      79.5%   $ 794   $ 0.85    N/A        N/A        N/A      N/A

   Maryland
   The Gardens at Annen Woods     91.5%      90.9%   $ 933   $ 0.74    N/A        N/A        N/A      N/A
   Hampton Point Apartments       94.7       97.4      805     0.99    N/A        N/A        N/A      N/A
   Reflections                    95.3       95.7      898     0.88    N/A        N/A        N/A      N/A
                                  94.2%      95.7%   $ 856   $ 0.89    N/A        N/A        N/A      N/A
   Michigan
   Georgetown-Phase II            95.9%      95.8%    $762   $ 0.60    N/A        N/A        N/A      N/A

   North Carolina
   Windsor Falls Apartments       80.9%      84.8%   $ 773   $ 0.79    N/A        N/A        N/A      N/A

   Central Ohio
   Bradford at Easton             93.2%      94.4%   $ 708   $ 0.70    N/A        N/A        N/A      N/A

   Toledo, Ohio
   Country Club Apartments        91.1%      92.1%   $ 641   $ 0.79    N/A        N/A        N/A     N/A


   Northeastern Ohio
   Village at Western Reserve      90.1%     97.2%   $ 789   $ 0.79    N/A        N/A        N/A     N/A

   Texas
   Fleetwood Apartments           91.1%      93.3%   $ 918   $ 0.90    N/A        N/A        N/A      N/A

   Repositioned Properties
   Woodlands of North Royalton
     fka Somerset West (a)        76.6%      91.9%   $ 717    $0.69     75.3%    80.2%     $ 699   $ 0.67
   Williamsburg at Greenwood
     Village                      87.4      100.0      876     0.93     83.8     90.8        865     0.92
                                  83.3%      96.5%   $ 807   $ 0.82     80.6%    86.2%    $ 794    $ 0.81
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station              95.8%      97.1%   $ 734   $ 0.55     91.6%    95.1%     $ 706   $ 0.53
   Bedford Commons                92.8       90.2      794     0.69     93.7     98.2        785     0.68
   Bolton Estates                 84.1       83.7      477     0.69     93.9     99.5        466     0.68
   Colony Bay East                90.7       89.7      532     0.59     92.8     98.7        521     0.58
   Heathermoor                    95.6       95.4      561     0.68     95.3     96.4        552     0.67
   Kensington Grove               89.5       86.8      799     0.72     92.2     94.7        771     0.70
   Lake Forest                    92.6       93.2      556     0.71     89.9     93.8        545     0.69
   Muirwood Village at Bennell    84.8       86.0      519     0.68     96.1     97.6        510     0.66
   Muirwood Village at London     97.5       95.5      512     0.67     95.3     94.6        508     0.66



                                                                                   Year     Average
                                    Date                       Type of    Total  Built or  Unit Size
   The Multifamily Properties     Acquired   Location       Construction  Units    Rehab    Sq. Ft.

   Muirwood Vllg. at Mt. Sterling 03/03/94 Mt. Sterling     Ranch            48    1990          769
   Muirwood Village at Zanesville 03/07/94 Zanesville       Ranch           196   1991-95        769
   Oak Bend Commons               05/30/97 Canal Winchester Garden/Tnhm     102    1997        1,110
   Pendleton Lakes East           08/25/94 Columbus         Garden          256   1990-93        899
   Perimeter Lakes                09/20/96 Dublin           Gdn/Tnhms       189    1992          999
   Residence at Christopher Wren  03/14/94 Gahanna          Gdn/Tnhms       264    1993        1,062
   Residence at Turnberry         03/16/94 Pickerington     Gdn/Tnhms       216    1991        1,182
   Saw Mill Village               04/22/97 Columbus         Garden          340    1987        1,161
   Sheffield at Sylvan            03/03/94 Circleville      Ranch           136    1989          791
   Sterling Park                  08/25/94 Grove City       Garden          128    1994          763
   The Residence at Newark        03/03/94 Newark           Ranch           112   1993-94        868
   The Residence at Washington    02/01/96 Wash. Ct. House  Ranch            72    1995          862
   Wyndemere                      09/21/94 Franklin         Ranch           128   1991-95        768
                                                                          3,577                  903
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati       Garden          234   1988-90        830

   Indianapolis, Indiana
   The Gables at White River      02/06/97 Indianapolis     Garden          228    1991          974
   Waterstone Apartments          08/29/97 Indianapolis     Garden          344    1997          984
                                                                            572                  980
   Northeastern Ohio
   Bay Club                       IPO      Willowick        Garden           96    1990          925
   Colonnade West                 IPO      Cleveland        Garden          216    1964          502
   Cultural Gardens               IPO      Euclid           Mid Rise        186    1966          688
   Edgewater Landing              04/20/94 Cleveland        High Rise       241    1988r         585
   Gates Mills III                IPO      Mayfield Hts.    High Rise       320    1978          874
   Holly Park                     IPO      Kent             Garden          192    1990          875
   Huntington Hills               IPO      Stow             Townhomes        85    1982          976
   Mallard's Crossing             02/16/95 Medina           Garden          192    1990          998
   Memphis Manor                  IPO      Cleveland        Garden          120    1966          554
   Park Place                     IPO      Parma Hts.       Mid Rise        164    1966          760
   Pinecrest                      IPO      Broadview Hts.   Garden           96   1987 r         598
   Portage Towers                 IPO      Cuyahoga Falls   High Rise       376    1973          869
   The Triangle (b)               IPO      Cleveland        High Rise       273    1989          616
   Timbers                        IPO      Broadview Hts.   Garden           96   1987-89        930
   Villa Moderne                  IPO      North Olmsted    Garden          135    1963          504
   Washington Manor               07/01/94 Elyria           Garden          120   1963-64        541
   West Park Plaza                IPO      Cleveland        Garden          118    1964          520
   Westchester Townhouses         IPO      Westlake         Townhomes       136    1989        1,000
   Westlake Townhomes             IPO      Westlake         Townhomes         7    1985        1,000
   Winchester Hills I (c)         IPO      Willoughby Hills High Rise       362    1972          822
   Winchester Hills II            IPO      Willoughby Hills High Rise       362    1979          822
                                                                          3,893                  759
   Michigan
   Arbor Landings Apartments      01/20/95 Ann Arbor        Garden          168    1990        1,116
   Aspen Lakes                    09/04/96 Grand Rapids     Garden          144    1981          789
   Central Park Place             12/29/94 Grand Rapids     Garden          216    1988          850
   Clinton Place                  08/25/97 Clinton Twp.     Garden          202    1988          954
   Country Place Apartments       06/19/95 Mt. Pleasant     Garden          144   1987-89        859
   Georgetown Park Apartments     12/28/94 Fenton           Garden          360   1987-96      1,005
   The Landings at the Preserve   09/21/95 Battle Creek     Garden          190   1990-91        952
   The Oaks and Woods at Hampton  08/08/95 Rochester Hills  Gdn/Tnhms       544   1986-88      1,050
   Spring Brook Apartments        06/20/96 Holland          Gdn/Tnhms       168   1986-88        818
   Spring Valley Apartments       10/31/97 Farmington Hills Garden          224    1987          893
   Summer Ridge Apartments        04/01/96 Kalamazoo        Garden          248   1989-91        960
                                                                          2,608                  955
   Toledo, Ohio
   Hawthorne Hills Apartments     05/14/97 Toledo           Garden           88    1973        1,145
   Kensington Village             09/14/95 Toledo           Gdn/Tnhms       506   1985-90      1,072
   Vantage Villa                  10/30/95 Toledo           Garden          150    1974          935
                                                                            744                1,053
   Pittsburgh, Pennsylvania
   Chestnut Ridge                 03/01/96 Pittsburgh       Garden          468    1986          769
      Core Market Rate                                                   12,096                  883




                                      For the three months ending         For the three months ending
                                            March 31, 1999                      March 31, 1998
                                   Average             Average Rent   Average               Average Rent
                                   Economic  Physical      Per        Economic  Physical         Per
     The Multifamily Properties   Occupancy Occupancy Suite Sq. Ft.  Occupancy Occupancy   Suite Sq. Ft.

   Muirwood Vllg. at Mt. Sterling  98.3%      97.9%   $ 487  $ 0.63      90.5%   95.8%      $ 498  $ 0.65
   Muirwood Village at Zanesville  88.8       92.9      533    0.69      91.5    98.0         522    0.68
   Oak Bend Commons                83.6       86.3      690    0.62      91.9    96.1         709    0.64
   Pendleton Lakes East            91.8       95.3      538    0.60      92.2   100.0         528    0.59
   Perimeter Lakes                 93.4       94.2      721    0.72      94.9    98.4         713    0.71
   Residence at Christopher Wren   85.0       90.2      729    0.69      94.6    93.2         746    0.70
   Residence at Turnberry          91.6       94.4      768    0.65      90.5    96.3         744    0.63
   Saw Mill Village                90.6       95.6      732    0.63      83.5    90.6         749    0.65
   Sheffield at Sylvan             98.3       99.3      519    0.66      98.4    97.1         507    0.64
   Sterling Park                   94.3       96.1      559    0.73      97.3   100.0         565    0.74
   The Residence at Newark         96.8       99.1      579    0.67      97.2   100.0         563    0.65
   The Residence at Washington     97.6       97.2      520    0.60      90.6    93.1         525    0.61
   Wyndemere                       95.0       96.9      559    0.73      96.4    97.7         539    0.70
                                   91.4%      93.2%   $ 616  $ 0.66      92.5%   96.4%      $ 610  $ 0.65
   Cincinnati, Ohio
   Remington Place Apartments      92.7%      97.4%   $ 664  $ 0.80      89.1%   95.3%      $ 642  $ 0.77

   Indianapolis, Indiana
   The Gables at White River       83.0%      90.4%   $ 745  $ 0.76      88.1%   93.4%      $ 717  $ 0.74
   Waterstone Apartments           83.2       92.4      798    0.81      92.2    96.2         794    0.81
                                   83.1%      91.6%   $ 777  $ 0.79      90.7%   95.1%      $ 763  $ 0.78
   Northeastern Ohio
   Bay Club                        94.2%      99.0%   $ 647  $ 0.70      99.2%  100.0%       $634   $0.69
   Colonnade West                  93.7       96.8      412    0.82      90.9    92.6         402    0.80
   Cultural Gardens                97.3       98.4      511    0.74      96.0    98.9         501    0.73
   Edgewater Landing               96.0       96.7      423    0.72      96.9    96.7         413    0.71
   Gates Mills III                 92.6       95.1      704    0.81      90.0    95.3         722    0.83
   Holly Park                      98.6      100.0      714    0.82      99.9   100.0         702    0.80
   Huntington Hills                93.3       98.8      670    0.69      98.2    95.3         663    0.68
   Mallard's Crossing              92.2       92.2      736    0.74      91.7    98.4         704    0.71
   Memphis Manor                   98.5       98.3      441    0.80      94.0    98.3         438    0.79
   Park Place                      97.0      100.0      519    0.68      89.7    96.3         541    0.71
   Pinecrest                       92.5       94.8      465    0.78      91.2    97.9         465    0.78
   Portage Towers                  93.2       96.0      585    0.67      95.4    96.0         580    0.67
   The Triangle (b)                97.8       98.5      939    1.52      97.6    98.2         934    1.52
   Timbers                         90.7       95.8      699    0.75      89.2    89.6         707    0.76
   Villa Moderne                   97.0       96.3      461    0.92      96.9    97.8         455    0.90
   Washington Manor                96.0       99.2      402    0.74      95.0    96.7         391    0.72
   West Park Plaza                 96.3       94.9      441    0.85      93.6    98.3         430    0.83
   Westchester Townhouses          93.7       95.6      785    0.79      93.5    93.4         779    0.78
   Westlake Townhomes              99.5      100.0      832    0.83      98.6   100.0         814    0.81
   Winchester Hills I (c)          90.4       95.9      568    0.69      88.5    93.1         577    0.70
   Winchester Hills II             90.7       95.9      590    0.72      85.9    92.8         617    0.75
                                   94.3%      96.7%   $ 598  $ 0.79      93.1%   96.0%      $ 598  $ 0.79
   Michigan
   Arbor Landings Apartments       95.0%      95.2%   $ 892  $ 0.80      97.8%   98.8%      $ 867  $ 0.78
   Aspen Lakes                     95.0       97.2      560    0.71      95.0    97.2         557    0.71
   Central Park Place              96.1       99.5      631    0.74      95.9    98.6         611    0.72
   Clinton Place                   94.9       97.5      707    0.74      93.5    95.0         699    0.73
   Country Place Apartments        93.0       98.6      570    0.66      95.4    96.5         544    0.63
   Georgetown Park Apartments      85.8       85.8      675    0.67      93.7    95.8         679    0.68
   The Landings at the Preserve    90.2       87.4      786    0.83      96.7    98.9         754    0.79
   The Oaks and Woods at Hampton   95.4       97.4      811    0.77      91.4    90.4         813    0.77
   Spring Brook Apartments         96.9       98.2      508    0.62     100.0    97.6         485    0.59
   Spring Valley Apartments        97.6       96.9      824    0.92      99.0    96.4         802    0.90
   Summer Ridge Apartments         90.1       93.1      696    0.73      93.6    94.0         693    0.72
                                   93.4%      94.8%   $ 716  $ 0.75      94.8%   95.4%      $ 706  $ 0.74
   Toledo, Ohio
   Hawthorne Hills Apartments      91.9%      98.9%   $ 582  $ 0.51      94.0%   95.4%      $ 548  $ 0.48
   Kensington Village              92.5       92.3      622    0.58      97.6    97.8         569    0.53
   Vantage Villa                   89.3       96.7      599    0.64      89.7    96.7         576    0.62
                                   91.8%      94.0%   $ 613  $ 0.58      95.6%   97.8%      $ 568  $ 0.54
   Pittsburgh, Pennsylvania
   Chestnut Ridge                  81.6%      82.9%   $ 767  $ 1.00      92.8%   91.5%      $ 740  $ 0.96
      Core Market Rate             91.9%      94.3%   $ 646  $ 0.73      93.2%   95.9%      $ 637  $ 0.72




                                                                              Year     Average
                                Date                      Type of     Total Built or  Unit Size
   The Multifamily Properties Acquired     Location    Construction   Units  Rehab.    Sq. Ft.

   GOVERNMENT ASST.-ELDERLY
   Ellet Development          IPO      Akron           High Rise        100   1978          589
   Hillwood I                 IPO      Akron           High Rise        100   1976          570
   Puritas Place (d)          IPO      Cleveland       High Rise        100   1981          518
   Riverview                  IPO      Massillon       High Rise         98   1979          553
   State Road Apartments      IPO      Cuyahoga Falls  Garden            72  1977 r         750
   Statesman II               IPO      Shaker Heights  Garden            47  1987 r         796
   Sutliff Apartments II      IPO      Cuyahoga Falls  High Rise        185   1979          577
   Tallmadge Acres            IPO      Tallmadge       Mid Rise         125   1981          641
   Twinsburg Apartments       IPO      Twinsburg       Garden           100   1979          554
   Village Towers             IPO      Jackson Twp.    High Rise        100   1979          557
   West High Apartments       IPO      Akron           Mid Rise          68  1981 r         702
                                                                      1,095                 602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons           IPO      Cleveland       Garden            50   1981          823
   Rainbow Terrace            IPO      Cleveland       Garden           N/A  1982 r         N/A
   Shaker Park Gardens II     IPO      Warrensville    Garden           151   1964          753
                                                                        201                 770
                                                                      1,296                 628
   CONGREGATE CARE
   Gates Mills Club           IPO      Mayfield HeightsHigh Rise        120   1980          721
   The Oaks                   IPO      Westlake        Garden            50   1985          672
                                                                        170                 707
                                                                     13,562                 857
   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                  IPO      Euclid          High Rise        738   1968          803
   College Towers             IPO      Kent            Mid Rise         380   1969          662
   Euclid House               IPO      Euclid          Mid Rise         126   1969          654
   Gates Mills Towers         IPO      Mayfield Hts.   High Rise        760   1969          856
   Highland House             IPO      Painesville     Garden            36   1964          539
   Watergate                  IPO      Euclid          High Rise        949   1971          831
                                                                      2,989                 789
   Government Asst.-Family
   Lakeshore Village          IPO      Cleveland       Garden           108   1982          786
                                                                      3,097                 789

        Core                                                         16,659                 851
        Portfolio average                                            21,194                 878


                                   For the three months ending        For the three months ending
                                         March 31, 1999                      March 31, 1998
                                Average             Average Rent   Average               Average Rent
                                Economic Physical       Per        Economic  Physical         Per
    The Multifamily Properties Occupancy Occupancy  Suite Sq. Ft.  Occupancy Occupancy   Suite Sq. Ft.

   GOVERNMENT ASST.-ELDERLY
   Ellet Development           100.0%    100.0%    $ 588   $1.00     100.0%  100.0%      $ 587   $1.00
   Hillwood I                  100.0     100.0       601    1.05      99.3   100.0         598    1.05
   Puritas Place (d)           100.0     100.0       774    1.50      99.9   100.0         782    1.51
   Riverview                    99.1      99.0       597    1.08     100.0   100.0         591    1.07
   State Road Apartments        98.3     100.0       598    0.80     100.0   100.0         597    0.80
   Statesman II                 99.6     100.0       652    0.82      99.2   100.0         647    0.81
   Sutliff Apartments II       100.0     100.0       583    1.01     100.0   100.0         586    1.02
   Tallmadge Acres              99.2     100.0       658    1.03     100.0   100.0         658    1.03
   Twinsburg Apartments         99.8     100.0       605    1.09     100.0   100.0         603    1.09
   Village Towers              100.0     100.0       583    1.05     100.0   100.0         579    1.04
   West High Apartments         97.3     100.0       802    1.14     100.0   100.0         790    1.13
                                99.5%     99.9%    $ 632  $ 1.05     100.0%  100.0%      $ 631  $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons             99.7%    100.0%    $ 675  $ 0.82      99.7%  100.0%      $ 674  $ 0.82
   Rainbow Terrace             N/A       N/A         N/A  N/A        N/A     N/A           N/A  N/A
   Shaker Park Gardens II       98.5     100.0       546    0.73      99.0   100.0         589    0.78
                                98.4     100.0       578    0.75      99.2   100.0         610    0.79
                                99.4%     99.9%    $ 624  $ 0.99     100.0%  100.0%      $ 627  $ 1.00
   CONGREGATE CARE
   Gates Mills Club             88.5%     89.2%    $ 914  $ 1.27      94.8%   95.8%      $ 870  $ 1.21
   The Oaks                     98.2      94.0     1,070    1.59      87.9    80.0       1,023    1.52
                                91.7      90.6       960    1.36      92.5    91.2         915    1.29
                                92.6%     94.8%    $ 648  $ 0.76      93.9%   96.2%      $ 640  $ 0.75
   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                    88.7%     94.4%    $ 494  $ 0.62      89.5%   93.6%      $ 487  $ 0.61
   College Towers               96.8      99.7       417    0.63      92.8    97.6         418    0.63
   Euclid House                 95.6      96.8       443    0.68      92.2    93.7         440    0.67
   Gates Mills Towers           92.5      95.1       711    0.83      93.2    95.3         713    0.83
   Highland House              100.0     100.0       417    0.77      98.6   100.0         417    0.77
   Watergate                    90.7      92.6       553    0.67      93.5    96.0         544    0.65

                                92.0%     94.9%    $ 546  $ 0.69      92.5%   95.4%      $ 543  $ 0.69
   Government Asst.-Family
   Lakeshore Village            97.7%    100.0%    $ 675  $ 0.86      99.9%  100.0%      $ 662  $ 0.84
                                92.3      95.1       552    0.70      93.0    95.5         549    0.70
        Core                    92.5%     94.9%    $ 641  $ 0.75      93.8%   96.1%      $ 633  $ 0.74
        Portfolio average       91.6%     94.5%    $ 678  $ 0.77      92.9%   95.3%      $ 630  $ 0.72

          ______________
          (a) Woodlands of North Royalton (fka Somerset West) has 39 Contract Units and 158 Market-rate units.
          (b) The Triangle also contains 63,321 square feet of office/retail space.
          (c) The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations. The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments.
          (d) The property was developed in 1981 subject to a warranty deed provision which states that the assignment of fee simple title of the property to the Company shall expire in 2037.
          r =  Rehabilitated


              HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

          The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be one of the measures of the performance of an equity REIT. FFO is defined by NAREIT as net income (loss) before depreciation and amortiza-tion of real estate assets, determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from extraordinary items, unusual or non-recurring items and sales of depreciated property. FFO of unconsolidated partnerships and joint ventures is determined on a similar basis. Because the NAREIT definition does not define unusual or non-recurring items, differences between the Company's interpretation and other companies' interpretations may vary which could affect the comparability of the Company's FFO to that reported by other companies following the NAREIT definition. Further, FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the NAREIT definition. FFO should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Distributable Cash Flow is defined as FFO less capital expenditures funded by operations and amortization of deferred financing fees. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and Distributable Cash Flow should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

          FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three month period ended March 31, 1999 and 1998 are summarized in the following table:

                                                        For the three
                                                         months ended
                                                          March 31,
          (In thousands)                                1999     1998

          Net income applicable to common shares      $ 4,817  $ 3,154

          Depreciation on real estate assets
            Wholly owned properties                     7,105    4,924
            Joint venture properties                      138      105
          Amortization of intangibles                     191        -
          Nonrecurring expenses                           381        -
          Cumulative effect of a change in accounting
            principle                                  (4,320)       -
          Additional operating expenses                   874        -
          Funds From Operations                         9,186    8,183

          Depreciation - other assets                     656      192
          Amortization of deferred financing fees         336      209
          Fixed asset additions                            (7)     (68)
          Fixed asset additions - joint venture             -        -
          properties
          Distributable Cash Flow                     $10,171  $ 8,516

          Weighted average shares outstanding          22,666   17,072


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

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits


                                                                                Filed herewith or
                                                                                   incorporated
                                                                                     herein by
   Number                                  Title                                     reference

    2.01   Second Amended and Restated Agreement and Plan of Merger by           Exhibit 2.01 to Form
            and among the Company, MIG Realty Advisors, Inc.  ("MIGRA")          8-K filed March 31,
            and the MIGRA stockholders dated as of March 30, 1998                1998.

    3.1    Second Amended and Restated Articles of Incorporation of the Company  Exhibit 3.1 to Form
                                                                                 S-11 filed June 30,
                                                                                 1994 (File No. 33-
                                                                                 80950 as amended)

    3.2    Code of Regulations of the Company                                    Exhibit 3.2 to Form
                                                                                 S-11 filed June 30,
                                                                                 1994 (File No. 33-
                                                                                 80950 as amended).

    4.1    Specimen Stock Certificate                                            Exhibit 3.1 to Form
                                                                                 S-11 filed September
                                                                                 2, 1993 (File No.
                                                                                 33-68276 as
                                                                                 amended).

    4.2    Form of Indemnification Agreement                                     Exhibit 4.2 to Form
                                                                                 S-11 filed September
                                                                                 2, 1993 (File No.
                                                                                 33-68276 as
                                                                                 amended).

    4.3    Promissory Note dated October 23, 1991 from Triangle Properties       Exhibit 4.3 to Form
           Limited Partnership, et. al., in favor of PFL Life Insurance          S-11 filed September
           Company; Open End Mortgage from Triangle Properties Limited           2, 1993 (File No.
           Partnership I, et. al., in favor of PFL Life Insurance Company (The   33-68276 as
           Registrant undertakes to provide additional long-term loan documents  amended).
           upon request).



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

    4.7    $75 Million 8-3/8% Senior Note due April 15, 2000                     Exhibit 4.7 to Form
                                                                                 10-Q filed May 11,
                                                                                 1995.

    4.8e   Credit Agreement dated June 30, 1998, by and among Associated         Exhibit 4.8e to Form
           Estates Realty Corporation, as Borrower; the banks and lending        10-Q filed August
           institutions identified therein as Banks; National City Bank, as      14, 1998.
           Agent and Bank of America National Trust and Savings Association, as
           Documentation Agent

    4.8f   First Amendment to Credit Agreement by and among Associated Estates   Exhibit 4.8f to Form
           Realty Corporation, as Borrower; National City Bank, as Managing      10-Q filed November
           Agent for itself and on behalf of the Existing Banks and First Merit  16, 1998.
           Bank, N.A. and Southtrust Bank, N.A. as the New Banks

    4.8g   Second Amendment to Credit Agreement by and among Associated Estates  Exhibit 4.8g to Form
           Realty Corporation, as Borrower, National City Bank, as Managing      10Q filed November
           Agent for itself and on behalf of the Existing Banks and National     16, 1998.
           City Bank, Bank of America National Commerzbank Aktiengesellschaft.

    4.8h   Third Amendment to Credit Agreement by and among Associated Estates   Exhibit 4.8h to Form
           Realty Corporation, as Borrower, National City Bank, as Managing      10-K filed March 30,
           Agent, Bank of America National Trust & Savings Association, as       1999.
           Documentation Agent and the banks identified therein.

    4.9    Form of Medium-Term Note-Fixed Rate-Senior Security.                  Exhibit 4(i) to Form
                                                                                 S-3 filed December
                                                                                 7, 1995 (File No.
                                                                                 33-80169) as
                                                                                 amended.


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

   10.9    Form of Restricted Agreement by and among the Company and Its         Exhibit 10.9 to Form
           Independent Directors.                                                10-K filed March 28,
                                                                                 1996.

   10.10   Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and   Exhibit 10.01 to
           the Company.                                                          Form 10-Q filed
                                                                                 August 8, 1997

   10.11   Secured Promissory Note dated May 23, 1997 in the amount of           Exhibit 10.02 to
           $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.   Form 10-Q filed
                                                                                 August 8, 1997

   10.12   Unsecured Promissory Note dated May 23, 1997 in the amount of         Exhibit 10.03 to
           $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.   Form 10-Q filed
                                                                                 August 8, 1997

   10.14   Form of Share Option Agreement by and among the Company and Its       Exhibit 10.14 to
           Independent Directors.                                                Form 10-K filed
                                                                                 March 30, 1993.

   10.15   Agreement dated March 11, 1999 by and among the Company and The       Exhibit 10.15 filed
           Milstein Affiliates.                                                  herewith.

   10.16   Agreement dated March 11, 1999 by and among the Company and The       Exhibit 10.16 filed
           Milstein Affiliates.                                                  herewith.

   10.17   Separation Agreement and Release dated January 8, 1999 by and         Exhibit 10.17 filed
           between the Company and Dennis W. Bikun                               herewith.

   18.1    Letter regarding change in accounting principles                      Exhibit 18.1 filed
                                                                                 herewith.

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



                                        ASSOCIATED ESTATES REALTY
                                           CORPORATION



     May 14, 1999                       /s/ Kathleen L. Gutin
     (Date)                             Kathleen L. Gutin, CFO and
                                          Vice President