Form 10-Q
period 1999-06-30
ASSOCIATED ESTATES REALTY CORP
filed 1999-08-13
CIK 911635

         =================================================================
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

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

                 Number of shares outstanding as of August 12, 1999:
                                  21,540,375 shares
==========================================================================

                        ASSOCIATED ESTATES REALTY CORPORATION


                                        INDEX

         PART I  -  FINANCIAL INFORMATION                             Page
                                                                      ----

          ITEM 1   Condensed Financial Statements


                   Consolidated Balance Sheets as of
                      June 30, 1999 and December 31, 1998                3



                   Consolidated Statements of Income for the three and
                      six month periods ended June 30, 1999 and 1998     4


                   Consolidated Statements of Cash Flows for the six
                      month periods ended June 30, 1999 and 1998         5



                   Notes to Financial Statements                         6


          ITEM 2   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               21


          PART II  -  OTHER INFORMATION

          ITEM 4   Submission of Matters to a Vote of Security-Holders  42
          ITEM 6   Exhibits and Reports on Form 8-K                     43


          SIGNATURES                                                    46


                        ASSOCIATED ESTATES REALTY CORPORATION

                             CONSOLIDATED BALANCE SHEETS


                                                                   June 30,     December 31,
                                                                     1999           1998
                              ASSETS                             (Unaudited)
                                                               -------------   ------------
   Real estate assets:
    Land                                                        $ 91,380,383   $ 92,675,356
    Buildings and improvements                                   782,516,008    778,450,807
    Furniture and fixtures                                        32,553,819     30,804,870
                                                                 -----------    -----------
                                                                 906,450,210    901,931,033
      Less:  accumulated depreciation                           (166,627,445)  (153,941,702)
                                                                 -----------    -----------
                                                                 739,822,765    747,989,331
      Construction in progress                                    51,290,146     53,740,292
                                                                 -----------    -----------
         Real estate, net                                        791,112,911    801,729,623
         Property held for sale, net                              15,837,111              -
   Cash and cash equivalents                                      25,575,954      1,034,655
   Restricted cash                                                22,629,401      6,718,863
   Accounts and notes receivable
    Rents                                                          3,345,010      2,801,835
    Affiliates and joint ventures                                  9,006,902     13,113,400
    Other                                                          2,630,631      2,293,007
   Intangible and other assets, net                               16,275,332     13,093,972
                                                                ------------   ------------
                                                                $886,413,252   $840,785,355
                                                                ============   ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
   Secured debt                                                 $369,227,076   $ 80,042,667
   Unsecured debt                                                197,447,703    423,862,468
                                                                 -----------    -----------
      Total indebtedness                                         566,674,779    503,905,135
   Accounts payable and accrued expenses                          23,367,410     21,525,517
   Dividends payable                                               8,073,422     10,507,586
   Resident security deposits                                      5,802,961      5,960,971
   Funds held on behalf of managed properties
    Affiliates and joint ventures                                  2,938,578      5,353,394
    Other                                                          2,277,030      4,128,298
   Accrued interest                                                5,554,491      5,501,634
   Accumulated losses and distributions of joint ventures
    in excess of investment and advances                          12,409,549     12,679,793
                                                                 -----------    -----------
      Total liabilities                                          627,098,220    569,562,328

   Operating partnership minority interest                        11,988,535     12,034,880

   Commitments and contingencies                                           -              -
   Shareholders' equity
    Preferred shares, Class A cumulative, without par value;
      3,000,000 authorized; 225,000 issued and outstanding        56,250,000     56,250,000
    Common shares, without par value, $.10 stated value;
      50,000,000 authorized; 22,641,726 and 22,621,958 issued
      and outstanding at June 30, 1999 and December 31, 1998,
      respectively                                                 2,264,172      2,262,195
    Paid-in capital                                              277,134,892    277,134,988
    Accumulated dividends in excess of net income                (77,740,200)   (75,991,638)
    Accumulated other comprehensive income                              (875)          (875)
    Less: Treasury shares, at cost, 922,600 and 25,000 shares
      at June 30, 1999 and December 31, 1998, respectively       (10,581,492)      (466,523)
                                                                 -----------    -----------
      Total shareholders' equity                                 247,326,497    259,188,147
                                                                ------------    -----------
                                                                $886,413,252   $840,785,355
                                                                ============   ============

                     The accompanying notes are an integral part
                            of these financial statements

                         ASSOCIATED ESTATES REALTY CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                     For the three months ended For the six months ended
                                                              June 30,                  June 30,
                                                         1999         1998          1999          1998
                                                     ----------- -------------- -----------   -----------
   Revenues
     Rental                                          $36,100,421  $ 30,886,103  $71,491,076   $59,990,715
     Property management fees                          1,329,357       881,208    2,625,095     1,830,046
     Asset management fees                               588,292             -    1,174,127             -
     Asset acquisition fees                              121,680             -      121,680             -
     Asset disposition fees                                5,042             -        5,042             -
     Painting services                                   449,062       372,429      736,105       720,984
     Other                                               720,136       706,497    1,226,916     1,013,295
                                                      ----------    ----------   ----------    ----------
                                                      39,313,990    32,846,237   77,380,041    63,555,040
   Expenses and charges
     Property operating and maintenance               16,457,654    12,918,625   31,965,731    25,218,738
     Depreciation and amortization                     8,328,860     5,707,884   16,604,908    11,022,479
     Painting services                                   407,874       394,002      715,275       731,941
     General and administrative                        4,767,213     1,799,001    8,562,232     3,634,966
     Charge for funds advanced to non-owned property     150,000             -      150,000             -
     Interest expense                                  9,105,415     7,112,892   17,356,147    13,544,559
                                                      ----------    ----------   ----------    ----------
      Total expenses and charges                      39,217,016    27,932,404   75,354,293    54,152,683
   Income before gain on sale of properties, equity
    in net income of joint ventures, minority
    interest, extraordinary item and cumulative
    effect of a change in accounting principle            96,974     4,913,833    2,025,748     9,402,357
     Gain on sale of properties                       12,830,328             -   12,830,328             -
     Equity in net income of joint ventures              264,106       170,665      237,370       206,887
     Minority interest in operating partnership           32,362             -       64,521             -
                                                      ----------     ---------    ---------      --------
     Income before extraordinary item and cumulative
      effect of a change in accounting principle      13,159,046     5,084,498   15,028,925     9,609,244
     Extraordinary item-extinguishment of debt        (1,808,742)     (124,895)  (1,808,742)     (124,895)
     Cumulative effect of a change in accounting
       principle                                               -             -    4,319,162             -
                                                     -----------  ------------  -----------   -----------
   Net income                                        $11,350,304  $  4,959,603  $17,539,345   $ 9,484,349
                                                     ===========  ============  ===========   ===========
   Net income applicable to common shares            $ 9,979,199  $  3,588,498  $14,797,135   $ 6,742,139
                                                     ===========  ============  ===========   ===========
   Earnings per common share - basic:
     Income before extraordinary item and cumulative
      effect of a change in accounting principle     $       .53  $        .22  $       .54   $       .40
                                                     ===========  ============  ===========   ===========
     Extraordinary item                              $      (.08) $       (.01) $      (.08)  $      (.01)
                                                     ===========  ============  ===========   ===========
     Cumulative effect of a change in accounting
       principle                                     $         -  $          -  $       .19   $         -
                                                     ===========  ============  ===========   ===========
     Net income                                      $       .45  $        .21  $       .65   $       .39
                                                     ===========  ============  ===========   ===========
   Earnings per common share - diluted:

     Income before extraordinary item and cumulative
      effect of a  change in accounting principle    $       .53  $        .22  $       .54   $       .40
                                                     ===========  ============  ===========   ===========
     Extraordinary item                              $      (.08) $       (.01) $      (.08)  $      (.01)
                                                     ===========  ============  ===========   ===========
     Cumulative effect of a change in accounting
       principle                                     $         -  $          -  $       .19   $         -
                                                     ===========  ============  ===========   ===========
     Net income                                      $       .45  $        .21  $       .65   $       .39
                                                     ===========  ============  ===========   ===========
   Pro forma amounts assuming the new
     capitalization policy is applied retroactively:
     Net income                                      $11,350,304  $  5,148,603  $13,220,183   $ 9,807,651
                                                     ===========  ============  ===========   ===========
     Net income applicable to common shares          $ 9,979,199  $  3,777,498  $10,477,973   $ 7,065,441
                                                     ===========  ============  ===========   ===========
       Earnings per common share - basic:
        Net income applicable to common shares       $       .45  $        .22  $       .47   $       .41
                                                     ===========  ============  ===========   ===========
       Earnings per common share - diluted:
         Net income applicable to common shares      $       .45  $        .22  $       .47   $       .41
                                                     ===========  ============  ===========   ===========
   Dividends paid per common share                   $      .375  $        .465 $       .75   $       .93
                                                     ===========  ============  ===========   ===========
   Weighted average number of common
    shares outstanding   - Basic                      22,359,480     17,133,185  22,516,237    17,102,729
                                                      ===========  ============  ===========   ===========
                         - Diluted                    22,359,480     17,133,185  22,519,253    17,102,729
                                                      ===========  ============  ===========   ===========

                      The accompanying notes are an integral part
                             of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                     (UNAUDITED)

                                                                                1999            1998
                                                                           -------------  -------------
   Cash flow from operating activities:
    Net income                                                             $  17,539,345   $  9,484,349
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           16,604,908     11,022,479
      Cumulative effect of a change in accounting principle                   (4,319,162)             -
      Minority interest in operating partnership                                  64,521              -
      Loss on extinguishment of debt                                           1,808,742        124,895
      Gain on sale of operating properties                                   (12,830,328)             -
      Equity in net income of joint ventures                                    (237,370)      (206,886)
      Earnings distributed from joint ventures                                   417,696        298,607
      Net change in assets and liabilities
      (net of effect of the MIGRA merger for
       1998 amounts)   - Accounts and notes receivable                          (880,799)      (276,420)
                       - Accounts and notes receivable of affiliates and
                          joint ventures                                       4,106,498      2,452,693
                       - Accounts payable and accrued expenses                 5,116,575     (4,372,186)
                       - Other operating assets and liabilities                 (319,281)      (365,808)
                       - Restricted cash                                      (2,553,261)     1,783,404
                       - Funds held for non-owned managed properties          (1,851,268)     3,129,887
                       -  Funds held for non-owned managed properties
                          of affiliates and joint ventures                    (2,414,816)       257,454
                                                                              ----------     ----------
         Total adjustments                                                     2,712,655     13,848,119
                                                                              ----------     ----------
      Net cash flow provided by operations                                    20,252,000     23,332,468

   Cash flow from investing activities:
    Real estate acquired or developed (net of liabilities assumed)           (20,575,616)  (104,110,880)
    Fixed asset additions                                                       (376,692)      (739,418)
    Net proceeds received from sale of operating properties                   13,357,277              -
    Net proceeds received from sale of operating properties held in escrow   (13,357,277)             -
    Distributions from joint ventures                                             75,197        145,131
                                                                             -----------   ------------
      Net cash flow used for investing activities                            (20,877,111)  (104,705,167)


   Cash flow from financing activities:
    Principal payments on secured debt                                          (725,591)    (8,658,305)
    Proceeds from secured debt                                               289,910,000              -
    Proceeds from senior and medium-term notes                                         -     20,000,000
    Term loan borrowings                                                               -     45,000,000
    Line of Credit borrowings                                                310,200,000    313,000,000
    Line of Credit repayments                                               (536,646,565)  (268,000,000)
    Deferred financing costs                                                  (5,734,394)    (1,796,625)
    Common share dividends paid                                              (18,979,858)   (15,878,833)
    Preferred share dividends paid                                            (2,742,213)    (2,742,210)
    Purchase of treasury shares                                              (10,114,969)             -
                                                                              ----------     ----------
      Net cash flow provided by financing activities                          25,166,410     80,924,027
                                                                              ----------     ----------
      Increase (decrease) in cash and cash equivalents                        24,541,299       (448,672)
   Cash and cash equivalents, beginning of period                              1,034,655      2,251,819
                                                                           -------------   ------------
   Cash and cash equivalents, end of period                                $  25,575,954   $  1,803,147
                                                                           =============   ============
   Supplemental disclosure of cash flow information:
    Issuance of common shares in connection with the acquisition of MIG
      REIT properties and the MIGRA merger                                 $           -   $105,782,635
    Issuance of operating partnership units in connection with the
      acquisition of the development property                                          -     10,863,204
    Assumption of liabilities in connection with the acquisition of                    -     15,013,771
      properties
    Assumption of mortgage debt in connection with the acquisition of
      properties                                                                       -      5,342,371
    Dividends declared but not paid                                            8,073,422     10,513,686
    Cash paid for interest (including capitalized interest)                   18,258,876     13,659,390


                         The accompanying notes are an integral part
                                of these financial statements

                        ASSOCIATED ESTATES REALTY CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                      UNAUDITED

          1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Business

               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. In connection with the merger of MIG Realty Advisors, Inc. ( MIGRA ) on June 30, 1998, the Company also acquired the property and advisory management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIG II Realty Advisors, Inc. ("MIG"), MIGRA's successor, is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions and dispositions, loan origination and consultation, debt servicing, asset and property management and construction lending activities. MIG earns the majority of its debt servicing fee revenue from two of its pension fund clients. MIG's asset management, property management, investment advisory and mortgage servicing operations, including those of the prior MIG affiliates, are collectively referred to herein as the "MIGRA Operations".

               At June 30, 1999, the Company owned directly or indirectly, or was a joint venture partner in 97 multifamily properties containing 21,068 units. Of these properties, 71 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana, one in California and one in Pennsylvania. Additionally, the Company managed 54 non-owned properties, 48 of which were multifamily properties consisting of 11,555 units (17 of which are owned by various institutional investors consisting of 5,991 units) and six of which were commercial properties containing an aggregate of approximately 621,000 square feet of gross leasable area. Through affiliates, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

          Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the operating partnership. In connection with the project specific, nonrecourse mortgage refinancing as described in Note 5, separate legal entities, which are qualified REIT subsidiaries of the Company, were formed which are included in the Company's consolidated financial statements. These qualified REIT subsidiaries are separate legal entities and maintain separate records, books of account and bank accounts separate and apart from any other person or entity. The Company holds preferred share interests in the Service Companies, which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control.
          The preferred share interests are not an impermissible investment for purposes of the Company's REIT qualification test.

               The Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B

          OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. These OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive distributions per OP unit equal to the per share distributions on the Company's common shares. At June 30, 1999, the Company charged $64,521 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. At June 30, 1999, the Class B, Class C, Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership.

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

          Basis of Presentation

               The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. The results of operations for the six month period ended June 30, 1999 include the cumulative effect of a change in accounting principle related to the Company changing its capitalization policy on certain replacements and improvements (See Note 12). These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

          Change in Estimates

               During the first quarter, the Company refined certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. This refinement was facilitated, in part, by the migration to the decentralization of certain functions to the properties and also by the upgrading of the Company's information systems. This refinement had the one time effect of reducing net income by approximately $632,000 for the six month period ended June 30, 1999. In addition, in connection with the Company's adoption of the change in its policy for capitalizing certain replacements (Note 12), the Company reassessed its remaining useful lives of certain appliances and floor covering it had capitalized upon the acquisition of a property. This change in useful lives together with the reduction in the estimated useful lives of certain software from 10 to 7 years had the effect of reducing income by approximately $545,600 for the six month period ended June 30, 1999. Also, the Company had determined in December 1998 that it would replace certain of its software during 1999. Commencing January 1, 1999, the Company began amortizing the remaining net book value over its revised estimated useful life of one year. This change had the effect of reducing net income by approximately $474,000 for the six month period ended June 30, 1999.

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

          Reclassifications

               Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

          Recent Accounting Pronouncements

               Effective December 31, 1998, the Company implemented Statement of Financial Accounting Standards ( SFAS ) No. 130 - Reporting Comprehensive Income. At June 30, 1999, the Company had no items of other comprehensive income requiring additional disclosure. Effective December 31, 1998, the Company implemented SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. All periods have been presented on the same basis.

               In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for quarterly and annual reporting beginning June 15, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

               Effective January 1, 1999, the Company adopted Statement of Position No. 98-5 - Reporting on the Cost of Start-Up Activities. At June 30, 1999, there was no material impact of adoption on the provisions of this statement on the Company's financial position, results of operations or cash flow.

          2.   DEVELOPMENT AND DISPOSITION ACTIVITY

          Development Activity

               Construction in progress, including the cost of land, for the development of multifamily properties was $51,290,146 and $53,740,292 at June 30, 1999 and December 31, 1998, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $2,106,885 and $747,930 during the six month periods ended June 30, 1999 and 1998, respectively. For the six month period ended June 30, 1999, the construction and leasing of 204 units at two properties were completed at a total cost of $16.0 million. The following schedule details construction in progress at June 30, 1999:


                                                  Placed in
        (dollars in thousands)    Number  Costs    Service      June 30, 1999    Estimated
                                    of  Incurred   through      Land  Building   Scheduled
               Property           Units  to Date   6/30/99      Cost     Cost   Completion
   ------------------------------ ----- --------  ---------  -------   -------- ----------
   ANN ARBOR, MICHIGAN
     Arbor Landings Apartments II    160 $10,855  $10,198    $     32   $   625    1999

   ATLANTA, GEORGIA
     Boggs Road                      535   4,185        -       3,955       230     TBD

   BATTLE CREEK, MICHIGAN
     The Landings at the Preserve     90     326        -         266        60     TBD

   ORLANDO, FLORIDA
     Windsor at Kirkman Apts.        460  44,416    11,117      2,438    30,861    1999


   AVON, OHIO
     Village at Avon                 312   9,646        -       2,158     7,488    2000

   Other                               -   3,178        -       1,251     1,927
                                   ----- -------  -------     ------- ---------
                                   1,557 $72,606  $21,315(1)  $10,100 $  41,191
                                   ===== =======  =======     ======= =========
         (1) Including land of $1,396.

          Disposition Activity

               In June 1999, the Company sold five operating properties for net cash proceeds of $13.4 million, resulting in a gain of $12.8 million. The net cash proceeds were placed in a trust which restricts the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use.
          These funds are presented in the Consolidated Balance Sheet as restricted cash. The like-kind exchange must occur prior to December 3, 1999.

          3.   PROPERTY HELD FOR SALE

               The Company has entered into a contract to sell one of its Market-rate properties. This property is located in California. The Company anticipates that this asset will be sold during 1999. The net real estate assets of this property is presented in the Consolidated Balance Sheet as property held for sale.

          4.   SHAREHOLDERS' EQUITY

               The following table summarizes the changes in shareholders' equity since December 31, 1998:


                                         Class A        Common
                                        Cumulative      Shares
                                        Preferred      (at $.10        Paid-In
                                          Shares     stated value)     Capital
                                       ------------  -------------  -------------
          Balance, Dec. 31, 1998       $ 56,250,000   $  2,262,195  $ 277,134,988
          Net income                              -              -              -
          Issuance of 21,000
            restricted common shares              -          2,100         (2,100)
          Retired 1,232 restricted
            common shares                         -           (123)           123
          Purchase of treasury shares
            (897,600 shares)                      -              -              -
          Deferred compensation                   -              -          1,881
          Common share
            dividends declared                    -              -              -
          Preferred share
            dividends declared                    -              -              -
                                       ------------   ------------  -------------
          Balance, June 30, 1999       $ 56,250,000   $  2,264,172  $ 277,134,892
                                       ============   ============  =============

                                        Accumulated    Accumulated
                                         Dividends        Other        Treasury
                                        In Excess Of  Comprehensive     Shares
                                         Net Income       Income       (at cost)      Total
                                       -------------  -------------- -----------  -------------

          Balance, Dec. 31, 1998       $ (75,991,638) $       (875)  $  (466,523) $ 259,188,147
          Net income                      17,539,345             -             -     17,539,345
          Issuance of 21,000
            restricted common shares               -             -             -              -
          Retired 1,232 restricted
            common shares                          -             -             -              -
          Purchase of treasury shares
            (897,600 shares)                       -             -   (10,114,969)   (10,114,969)
          Deferred compensation                    -             -             -          1,881
          Common share
            dividends declared           (16,545,694)            -             -    (16,545,694)
          Preferred share
            dividends declared            (2,742,213)            -             -     (2,742,213)
                                       -------------- ------------  ------------- -------------
          Balance, June 30, 1999       $ (77,740,200) $       (875) $(10,581,492) $ 247,326,497
                                       ============== ============= ============= =============

          5.   SECURED DEBT

          Conventional Mortgage Debt

               Conventional mortgages payable are comprised of 30 and six loans at June 30, 1999 and December 31, 1998, respectively, each of which is collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at a fixed rate with the exception of one mortgage note which accrues interest at a variable rate. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through March 2024. The balance of the conventional mortgages was $341.6 million and $52.2 million at June 30, 1999 and December 31, 1998, respectively.

               As of June 30, 1999, the Company received gross proceeds of $289.9 million from project specific, nonrecourse mortgage loans collateralized by 24 properties owned by qualified REIT subsidiaries, having a net book value of $350.9 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and bank accounts separate and apart from any other person or entity. The proceeds from these loans were used to pay down the Company s floating rate unsecured line of credit facility and to increase the Company's cash balances which will be used to fund construction in progress, fund joint venture opportunities with pension fund clients, and buy back limited quantities of the Company's stock as authorized by the Board of Directors. Proceeds may also be used to repurchase a portion of the Company's senior unsecured debt. These mortgage loan documents require escrow deposits for taxes and replacement of project assets. The weighted average maturity of the loans is 9.86 years, and the weighted average interest rate is 7.54%.

          Federally Insured Mortgage Debt

               Federally insured mortgage debt which encumbered seven of the properties at June 30, 1999 and December 31, 1998 (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $27.6 million and $27.9 million at June 30, 1999 and December 31, 1998, respectively.
          Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1.8 million) has a variable rate.

               Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

          6.   UNSECURED DEBT

          Senior Notes

               The Senior Notes were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million at June 30, 1999 and December 31, 1998.

          Medium-Term Notes Program

               The Company had 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million at June 30, 1999 and December 31, 1998. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 8.77 years at June 30, 1999. The holders of two MTN's with stated terms of 30 years each have a right to repayment in five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity of the MTN's would be 4.41 years.

               The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At June 30, 1999, there was $62.5 million of additional MTN borrowings available under the program. However, the Company may no longer be in a position to access public unsecured debt markets due to revised credit ratings.

               From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of June 30, 1999.

          Line of Credit

               Prior to its termination in May 1999, the Company had available a $250 million revolving credit facility (the "Line of Credit") which contained various restrictive covenants. At December 31, 1998, $226.0 million was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.88% at December 31, 1998, representing a variable rate based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, was payable annually in advance on each anniversary date. In May 1999, the Company repaid all outstanding obligations under this Line of Credit through proceeds received from financing project specific, nonrecourse mortgage loans (Note 5) and terminated the facility. The Company recognized an extraordinary charge of $1,808,742 which represents a $750,000 facility fee charge, $126,559 breakage fee, and a $932,183 write off of deferred finance costs related to the termination of the unsecured line of credit facility.

               MIGRA maintained a $500,000 Line of Credit facility ( MIGRA Line of Credit Facility ) which the Company assumed at the time of the merger. On February 10, 1999, the Company paid off the $446,565 outstanding MIGRA Line of Credit Facility and terminated this facility.

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

               Summarized affiliate and joint venture transaction activity follows:

                                                   Three months ended       Six months ended
                                                        June 30,                June 30,
                                                  --------------------  ------------------------
                                                     1999       1998        1999          1998
                                                  --------   --------   ----------   -----------
   Property management fee and
    other miscellaneous service
    revenues                   - affiliates       $605,868   $459,005   $ 1,101,000   $ 1,042,936
                               - joint ventures    228,191    236,609       451,557       463,554
   Painting service revenues   - affiliates        223,243     82,439       299,105       182,351
                               - joint ventures     36,883    119,065        64,625       212,966
   Expenses incurred on behalf
    of and reimbursed by(1)    - affiliates      1,297,349  1,011,478     2,013,417     2,156,436
                               - joint ventures    364,348    640,937     1,383,329     1,282,578
   Interest income             - affiliates          2,502    210,701        77,370       378,685
   Interest expense            - affiliates        (33,181)   (83,751)      (82,579)     (213,130)
                               - joint ventures     (6,883)   (12,227)      (12,627)      (24,037)

          (1)  Primarily payroll and employee benefits, reimbursed at cost.

               Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $6,246,737 and $6,677,611 at June 30, 1999 and December 31, 1998,
          respectively. There were no payables due to affiliates and joint venture properties at June 30, 1999 and December 31, 1998.

          Advances to Affiliates and Joint Ventures

               In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $1,231,825 and $1,714,132 at June 30, 1999, respectively, and $5,555,732 and $880,057 at December 31, 1998, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was 8.3% during the periods ending June 30, 1999 and 1998. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $1,682,190 and $1,256,388 at June 30, 1999, respectively, and $3,174,898 and $2,178,496 at
          December 31, 1998, respectively.

               During 1999, the Company provided an additional reserve of $150,000 with respect to a receivable from a managed but non-owned property. This reserve is reflected as a charge for funds advanced to non-owned properties in the Consolidated Statements of Income, but has been established primarily to cover the potential legal costs related to collection.

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

          Notes Receivable

               At June 30, 1999, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the six months ended June 30, 1999, the interest rate charged on this note was approximately 6.5%, with principal due May 1, 2002. The Company recognized interest income of $109,106 for the period ending June 30, 1999 relating to these notes.

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

               From June 1998 through March 1999, the Company was involved in ongoing negotiations with HUD for the purpose of resolving these and other disputes concerning other properties managed or formerly managed by the Company or one of the Service Companies, which were similarly the subject of Comprehensive Management Reviews initiated by HUD in the Spring of 1997.

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

               Under the terms of the Settlement Agreement, HUD has agreed to pay RTA a retroactive rent increase totaling $1,784,467, which represents the outstanding receivable recorded at June 30, 1999 and December 31, 1998. HUD has further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD has agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

               HUD's obligations under the Settlement Agreement are conditioned upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At June 30, 1999 and December 31, 1998, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At June 30, 1999, RTA had net assets of approximately $1,827,319, including the retroactive rental receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of approximately $1,935,123. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company. The Company has excluded RTA's results of operations from its Consolidated Statement of Income for 1999. RTA and PVA requested HUD to extend the April 11, 1999 deadline for identification of potential purchasers. HUD granted that request and the deadline was extended to May 31, 1999. The Company believes that RTA and PVA have satisfied their obligation to identify prospective purchasers for those properties.

          9.   PREFERRED AND COMMON SHARES

          Common Shares
               In June and July 1998, the Company issued 408,314 and 5,139,387 common shares relating to the Company's merger of MIGRA and the related acquisition of eight multifamily properties, respectively.

          Treasury Shares
               On June 21, 1999, the Company's Board of Directors amended the Company's stock repurchase plan by authorizing an additional 2,000,000 common shares to be repurchased by the Company at market prices. The timing of stock purchases are made at the discretion of management. During 1999 and 1998, 897,600 and 25,000 shares were repurchased at an aggregate cost of $10,114,969 and $466,523, respectively, which was funded primarily from operating cash flows and financing proceeds.

          Preferred Shares
               At June 30, 1999, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"). Dividends on the Perpetual Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Perpetual

          Preferred Shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the Perpetual Preferred Shares will be redeemable for cash at the option of the Company.

               The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Noncumulative Preferred Shares issued or outstanding at June 30, 1999 or December 31, 1998.

          Shareholder Rights Plan

               During January 1999, the Company adopted a Shareholder Rights Plan. To implement the Plan, the Board of Directors declared a distribution of one Right for each of the Company's outstanding common shares. Each Right entitles the holder to purchase from the Company 1/1,000th of a Class B Series I Cumulative Preferred Share (a "Preferred Share") at a purchase price of $40 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one common share. The Rights will expire on January 6, 2009, unless redeemed by the Company as described below.

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

                                                       For the three months        For the six months
                                                          ended June 30,              ended June 30,
                                                         1999         1998          1999        1998
                                                     -----------  -----------  -----------   ----------
   Basic Earnings Per Share:
    Income before extraordinary item and
     cumulative effect of a change in accounting
     principle                                       $ 13,159,046 $ 5,084,498   $ 15,028,925 $ 9,609,244
    Less:  Preferred share dividends                    1,371,105   1,371,105      2,742,210   2,742,210
                                                     ------------ -----------   ------------  ----------
    Income before extraordinary item and
     cumulative effect of a change in accounting
     principle applicable to common shares             11,787,941   3,713,393     12,286,715   6,867,034
    Less:  Extraordinary loss                           1,808,742     124,895      1,808,742     124,895
    Plus:  Cumulative effect of a change in
            accounting principle                                -           -      4,319,162           -
                                                     ------------ -----------   ------------ -----------
    Income applicable to common shares               $  9,979,199 $ 3,588,498   $ 14,797,135 $ 6,742,139
                                                     ============ ===========   ============ ===========
   Diluted Earnings Per Share:
    Income before extraordinary item and
     cumulative effect of a change in accounting
     principle                                       $ 13,159,046 $  5,084,498  $ 15,028,925 $ 9,609,244
    Less:  Preferred share dividends                    1,371,105    1,371,105     2,742,210   2,742,210
           Amortization expense relating to
             contingent merger consideration               36,911            -        73,822           -
                                                      -----------  -----------   -----------  ----------
    Income before extraordinary item and
     cumulative effect of  a change in accounting
     principle applicable to common shares             11,751,030    3,713,393    12,212,893   6,867,034
    Less:  Extraordinary loss                           1,808,742      124,895     1,808,742     124,895
    Plus:  Cumulative effect of a change
             in accounting principle                            -            -     4,319,162           -
                                                     ------------ ------------  ------------ -----------
    Income applicable to common shares               $  9,942,288 $  3,588,498  $ 14,723,313 $ 6,742,139
                                                     ============ ============  ============ ===========
   Number of Shares:
     Basic-average shares outstanding                  22,359,480   17,133,185    22,516,237  17,102,729
     Dilutive shares                                            -            -         3,016           -
                                                      -----------  -----------   -----------  ----------
     Diluted-average shares outstanding                22,359,480   17,133,185    22,519,253  17,102,729

                                                      ===========  ===========   ===========  ==========

   Earnings per common share - basic:
     Income before extraordinary item and cumulative
       effect of a change in accounting principle     $       .53  $       .22   $       .54  $      .40
                                                      ===========  ===========   ===========  ==========
     Extraordinary item                               $      (.08) $      (.01)  $      (.08) $     (.01)
                                                      ===========  ===========   ===========  ==========
     Cumulative effect of a change in accounting
       principle                                      $         -  $         -   $       .19  $        -
                                                      ===========  ===========   ===========  ==========
     Net income                                       $       .45  $       .21   $       .65  $      .39
                                                      ===========  ===========   ===========  ==========
   Earnings per common share - diluted:
     Income before extraordinary item and cumulative
       effect of a change in accounting principle     $       .53  $       .22   $       .54  $      .40
                                                      ===========  ===========   ===========  ==========
     Extraordinary item                               $      (.08) $      (.01)  $      (.08) $     (.01)
                                                      ===========  ===========   ===========  ==========
     Cumulative effect of a change in accounting
       principle                                      $         -  $         -   $       .19  $        -
                                                      ===========  ===========   ===========  ==========
     Net income                                       $       .45  $       .21   $       .65  $      .39
                                                      ===========  ===========   ===========  ==========

   Pro forma amounts assuming the new
    capitalization policy is applied retroactively:
     Net income                                      $ 11,350,304 $  5,148,603  $ 13,220,183 $ 9,807,651
                                                     ============ ============  ============ ===========
     Income applicable to common shares              $  9,979,199 $  3,777,498  $ 10,477,973 $ 7,065,441
                                                     ============ ============  ============ ===========
   Per Share Amount - Income applicable
    to common shares:
     Basic                                           $        .45 $        .22  $        .47 $       .41
                                                     ============ ============  ============ ===========
     Diluted                                         $        .45 $        .22  $        .47 $       .41
                                                     ============ ============  ============ ===========

               Options to purchase 1,487,543 and 1,011,774 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, a portion of which has been reflected above using the treasury stock method.

          11.  INTERIM SEGMENT REPORTING

               In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has four reportable segments: (1) Market-rate multifamily properties, (2) Government-Assisted multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Market-rate multifamily properties are conventional multifamily residential apartments (the operations are not subject to regulation by HUD). The Government-Assisted properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937.
          The Management and Service Operations provide management and advisory services to the Market-rate and Government-Assisted properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company. All of the Company's segments are located in the United States. During the second quarter of 1999, management added a new segment representing Unallocated Corporate Overhead to capture costs not specifically allocated to an individual segment and to isolate these costs from the third party Management and Service Operations. For comparability purposes, the second quarter of 1998 results have been restated to reflect this revision to the Company's reportable segments.

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

               Information on the Company's segments for the three and six months ended June 30, 1999 and 1998 is as follows:


                                                   For the three months ended June 30, 1999
                                      ------------------------------------------------------------------
                                                                   Management   Unallocated
                                                     Government-   and Service   Corporate       Total
                                      Market-rate     Assisted     Operations    Overhead    Consolidated
                                      -----------    -----------   -----------   ----------- ------------
   Total segment revenues            $ 33,871,604   $  2,486,838  $ 6,802,903  $         -   $ 43,161,345
   Elimination of intersegment
     revenues                            (47,680)              -   (3,799,675)           -     (3,847,355)
                                     ------------   ------------  -----------  -----------
   Consolidated revenues             $ 33,823,924   $  2,486,838  $ 3,003,228  $         -   $ 39,313,990
                                     ============   ============  ===========  ===========
   Equity in net income of joint
     ventures                        $    167,152   $      7,612  $         -  $    89,342   $    264,106

   *EBITDA-including the
     proportionate share of joint
     ventures                        $ 19,188,434   $  1,517,549  $   953,474  $(3,508,262)  $ 18,151,195

   Total assets                      $814,930,941   $ 13,975,788  $49,474,005  $ 8,043,299   $886,424,033
   Capital expenditures, gross       $ 10,476,510   $    168,051  $   162,176  $         -   $ 10,806,737


                                                    For the six months ended June 30, 1999
                                       -----------------------------------------------------------------
                                                                    Management  Unallocated
                                                      Government-   and Service  Corporate      Total
                                       Market-rate     Assisted     Operations    Overhead   Consolidated
                                      ------------   ------------   -----------  ----------  ------------
   Total segment revenues             $ 66,967,772   $ 4,934,048   $13,002,907  $        -   $84,904,727
   Elimination of intersegment
     revenues                              (95,460)            -    (7,429,226)          -    (7,524,686)
                                      -------------  -----------   -----------  ----------
   Consolidated revenues              $ 66,872,312   $ 4,934,048   $ 5,573,681  $        -   $77,380,041
                                      ============   ===========   ===========  ==========
   Equity in net income of joint
     ventures                         $    139,223   $    11,277   $         -  $   86,870   $   237,370

   *EBITDA-including the
     proportionate share of joint
     ventures                         $ 38,611,720   $ 3,021,972   $  1,648,304 $(5,986,656) $ 37,295,340

   Total assets                       $814,930,941   $13,975,788   $ 49,474,005 $ 8,043,299  $886,424,033
   Capital expenditures, gross        $ 20,043,462   $   532,164   $   376,682  $        -   $ 20,952,308

                                                   For the three months ended June 30, 1998
                                       -----------------------------------------------------------------
                                                                   Management  Unallocated
                                                     Government-   and Service  Corporate       Total
                                       Market-rate     Assisted    Operations    Overhead    Consolidated
                                       -----------   -----------   -----------  -----------  ------------
   Total segment revenues            $  28,577,413   $ 2,487,695  $ 5,967,517  $         -  $  37,032,625
   Elimination of intersegment
     revenues                              (47,500)            -   (4,138,888)           -     (4,186,388)
                                     --------------  -----------  -----------  -----------
   Consolidated revenues             $  28,529,913   $ 2,487,695  $ 1,828,629  $         -  $  32,846,237
                                     =============   ===========  ===========  ===========
   Equity in net income of joint
    ventures                         $      151,205  $    19,460  $         -  $         -  $     170,665

   *EBITDA-including the
     proportionate share of joint
     ventures                        $   17,180,477  $ 1,597,642  $   213,418  $  (850,046) $  18,141,491

   Total assets                      $  718,656,566  $13,204,186  $49,444,343  $ 4,353,221  $ 785,658,316

   Capital expenditures, gross       $  157,237,022  $   482,969  $   673,002  $         -  $ 158,392,993

                                                    For the six months ended June 30, 1998
                                       -----------------------------------------------------------------
                                                                    Management  Unallocated
                                                      Government-  and Service   Corporate      Total
                                       Market-rate     Assisted     Operations    Overhead   Consolidated
                                       -----------    ------------ -----------  -----------  ------------
   Total segment revenues             $ 55,330,208   $ 4,952,908   $10,407,180  $         -  $ 70,690,296
   Elimination of intersegment
     revenues                              (95,000)            -    (7,040,256)           -    (7,135,256)
                                      ------------   -----------   -----------
   Consolidated revenues              $ 55,235,208   $ 4,952,908   $ 3,366,924  $         -  $ 63,555,040
                                      ============   ===========   ===========
   Equity in net income of joint
     ventures                         $    180,989   $    25,898   $         -  $         -  $    206,887

   *EBITDA-including the
     proportionate share of joint
     ventures                         $ 32,988,954   $ 3,200,689   $   523,348  $(1,942,574) $ 34,770,417

   Total assets                       $718,656,566   $13,204,186   $49,444,343  $ 4,353,221  $785,658,316
   Capital expenditures, gross        $240,132,931   $   686,400   $ 1,032,948  $         -  $241,852,279

      *Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.



               A reconciliation of total segment EBITDA to total consolidated net income for the three and six months ended June 30, 1999 and 1998 is as follows:


                                                 For the three months ended    For the six months ended
                                                           June 30                     June 30,
                                                 ---------------------------  -------------------------
                                                     1999           1998          1999          1998

   Total EBITDA for reportable segments          $ 18,151,195   $18,141,491   $ 37,295,340  $34,770,417
   EBITDA-proportionate share of joint ventures      (835,208)     (712,459)    (1,471,137)  (1,300,850)
   Equity in net income of joint ventures             264,106       170,665        237,370      206,887
   Depreciation and amortization                   (8,328,860)   (5,707,884)   (16,604,908) (11,022,479)
   Interest expense                                (9,105,415)   (7,112,892)   (17,356,147) (13,544,559)
   Interest income                                    325,041       315,904        511,029      528,519
   Income taxes                                      (142,141)      (10,327)      (412,950)     (28,691)
   Extraordinary item - loss                       (1,808,742)     (124,895)    (1,808,742)    (124,895)
   Gain on sale of operating properties            12,830,328             -     12,830,328            -
   Cumulative effect of a change in accounting
     principle                                              -             -      4,319,162            -
                                                 -------------  ------------  ------------
   Consolidated net income                       $  11,350,304  $  4,959,603  $ 17,539,345  $ 9,484,349
                                                 =============  ============  ============

          12.  CHANGE IN ACCOUNTING PRINCIPLE

               Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company s capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the six months ended June 30, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $2,157,594 or $.10 per share (basic and diluted) and $3,389,087 or $.15 per share (basic and diluted) for the three and six months ended June 30, 1999,
          respectively.   The pro forma amounts shown on the income
          statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the three and six months ended June 30, 1998 which increased net income by $189,000 and $323,302 or $.01 and $.02 per share (basic and diluted), respectively.

          13.  PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

               The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the 12 property acquisitions completed in 1998,
          (ii) the merger of MIGRA in 1998, (iii) the sale of a property in 1998, (iv) the exclusion of Rainbow Terrace Apartments operating results, and (v) the sale of the five properties in 1999. The following unaudited supplemental pro forma operating data for 1999 is presented to reflect, as of January 1, 1999, the effects of the sale of the five properties in 1999.

                                                           For the six months
                                                             ended June 30,
                                                             1999       1998
   (In thousands, except per share amounts)               ---------   --------

   Revenues                                               $   75,304  $  70,039
   *Net income                                                 1,571      7,120
   *(Loss)/income applicable to common shares (Basic and
      Diluted)                                                (1,171)     4,378
    Earnings per common shares (Basic and Diluted)        $     (.05) $     .19
    Weighted average number of common shares outstanding:
                                             - Basic          22,516     22,516
                                             - Diluted        22,519     22,519
   *Before cumulative effect and extraordinary item


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

          14.  SUBSEQUENT EVENTS

          Treasury Shares

               Subsequent to June 30, 1999, the Company repurchased 190,000 common shares at an aggregate cost of $2,185,000 which was funded primarily from operating cash flows and financing proceeds.

          Dividends Declared and Paid

               On June 21, 1999, the Company declared a dividend of $0.375 per common share for the quarter ending June 30, 1999, which was paid on August 2, 1999 to shareholders of record on July 15, 1999.

          Advisory Contract

               On July 14, 1999, MIG signed a contract with one of the Company's major pension fund clients which authorizes MIG to continue to manage existing properties and allocate up to $200 million in new, discretionary funds to purchase additional properties for the client.

          Common Shares

               On July 14, 1999, the Company issued 11,249 common shares to one of the MIGRA shareholders relating to a partial settlement of the contingent consideration payable with respect to the amounts due on the first anniversary of the merger. The shares were issued at $11.64, representing the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999. The remaining common shares payable with respect to the first anniversary payment is under review by the Company's management and the MIGRA shareholders since the language in the governing document requires further review as applicable to certain price adjustments the Company proposes to make.

          Secured Financing

               On August 3, 1999, the Company collateralized a mortgage on one property for $6.6 million in a project specific, non-recourse loan from The Chase Manhattan Bank. The loan will mature in 12 years with an interest rate of 7.8%. The proceeds from this loan are being used to fund construction in progress, fund joint venture opportunities with pension fund clients, and buy back a limited number of the Company's stock as authorized by the Board of Directors.

                        ASSOCIATED ESTATES REALTY CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

          Overview
               Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. In connection with the merger of MIG Realty Advisors, Inc. ( MIGRA ) on June 30, 1998, the Company also acquired the property and advisory management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIG II Realty Advisors, Inc. ("MIG") MIGRA's successor, is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions and dispositions, loan origination and consultation, debt servicing, asset and property management and construction lending activities. MIG earns the majority of its debt servicing fee revenue from two of its pension fund clients. MIG's asset management, property management, investment advisory and mortgage servicing operations, including those of the prior MIG affiliates, are collectively referred to herein as the "MIGRA Operations".

               At June 30, 1999, the Company owned directly or indirectly, or was a joint venture partner in 97 multifamily properties containing 21,068 units. Of these properties, 71 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana, one in California and one in Pennsylvania. Additionally, the Company managed 54 non-owned properties, 48 of which were multifamily properties consisting of 11,555 units (17 of which are owned by various institutional investors consisting of 5,991 units) and six of which were commercial properties containing an aggregate of approximately 621,000 square feet of gross leasable area. Through affiliates, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

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

               The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that its net cash provided by operations will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 1999 and 2000, approximately $21.7 million and $109.4 million, respectively, of the Company's debt will mature. Although the Company may no longer be in a position to access public unsecured debt markets due to revised credit ratings, the Company believes it has adequate alternatives available to provide for its liquidity needs including new secured borrowings and property sales proceeds.

          Financing:
               As of August 12, 1999, the Company has received proceeds of $296.5 million in project specific, nonrecourse mortgage loans which are collateralized by 25 properties owned by qualified REIT subsidiaries, having a net book value of $357.8 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and bank accounts separate and apart from any other person or entity. Most of the proceeds from these loans were used to pay down the Company's floating rate unsecured line of credit facility. The proceeds were also used to increase the Company's cash balances which will be used to fund construction in progress, fund joint venture opportunities with pension fund clients, and buy back limited quantities of the Company's stock as authorized by the Board of Directors. Proceeds may also be used to repurchase a portion of the Company's senior unsecured debt. There are no cross-default or cross-collateralization provisions in the mortgages. After repayment of the unsecured line of credit facility, the Company's total floating rate debt outstanding was reduced to $18.2 million, and all outstanding unsecured floating rate debt was repaid. These nonrecourse financings have the effect of increasing the Company's weighted average debt maturity from approximately 3 years to approximately 9 years.

               Prior to its termination in May 1999, the Company had available a $250 million revolving credit facility (the "Line of Credit") which contained various restrictive covenants. At December 31, 1998, $226.0 million was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.88% at December 31, 1998, representing a variable rate based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, was payable annually in advance on each anniversary date. In May 1999, the Company repaid all outstanding obligations under this Line of Credit through proceeds received from financing project specific, nonrecourse mortgage loans (Note 5) and terminated the
          facility.   The Company recognized an extraordinary charge of
          $1,808,742 which represents a $750,000 facility fee charge, $126,559 breakage fee, and a $932,183 write off of deferred finance costs related to the termination of the unsecured line of credit facility.

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

               MIGRA maintained a $500,000 Line of Credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. During February 1999, the Company paid off the $446,565 outstanding MIGRA Line of Credit Facility and terminated this facility.

               Fifty-five (43 Market-rate Properties which refers to the Core and Acquired/Disposed Property portfolios and 12 Government-Assisted Properties) of the Company's 90 (77 Market-rate Properties and 13 Government-Assisted Properties) wholly owned properties were unencumbered at June 30, 1999 with annualized EBITDA of approximately $37.8 million (approximately $32.1 million represents the Market-rate Properties and approximately $5.7 million represents the Government-Assisted Properties) and a historical gross cost basis of approximately $389.4 million (approximately $354.3 million represents the Market-rate Properties and approximately $35.1 million represents the Government-Assisted Properties). The remaining 35 of the Company's wholly owned properties, (all of which are Market-rate Properties except one which is a Government-Assisted Property), have an historical gross cost basis of $518.9 million ($515.1 million represents the Market-rate Properties and $3.8 million represents the Government-Assisted Property) and secured property specific debt of $369.2 million ($2.9 million relates to the Government-Assisted Property) at June 30, 1999. Unsecured debt, which totaled $197.4 million at June 30, 1999, consisted of $112.5 million in Medium-Term Notes and Senior Notes of $84.9 million. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.4 million at June 30, 1999. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.28% at June 30, 1999.

               After considering the effect of the August 3, 1999 $6.6 million mortgage refinancing of one property, 54 (42 Market-rate Properties and 12 Government-Assisted Properties) of the
          Company's 90 (77 Market-rate Properties and 13 Government-Assisted Properties) wholly owned properties remain unencumbered with annualized EBITDA of approximately $37.1 million (approximately $31.4 million represents the Market-rate Properties and approximately $5.7 million represents the Government-Assisted Properties) and a historical gross cost basis of approximately $381.0 million (approximately $345.9 million represents the Market-rate Properties and approximately $35.1 million represents the Government-Assisted Properties). The remaining
          36 of the Company's wholly owned properties (all of which are Market-rate Properties except one which is a Government-Assisted Property, have a historical gross cost basis of $527.2 million ($523.4 million represents the Market-rate Properties and $3.8 million represents the Government-Assisted Property).

               The Company had 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $112.5 million at June 30, 1999 and December 31, 1998, respectively. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 8.77 years at June 30, 1999. The holders of two MTN's with stated terms of 30 years each have a right to repayment in five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity of the MTN's would be 4.41 years.

               The Company's current MTN Program provides for the issuance, from time-to-time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At June 30, 1999, there are $62.5 million of additional MTN borrowings available under the program. However, due to the downgrades of the Company's credit rating to a non-investment grade rating in March, June and July 1999, the Company does not anticipate near to intermediate issuance of additional MTN's or similar unsecured debt instruments.

          Registration statements:
               The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN Program of which MTN's totaling $40.0 million have been issued leaving $62.5 million available. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale. However, due to the currently depressed price of the Company's common shares and downgrades of the Company's public debt and preferred stock in March, June and July 1999, it is unlikely that the Company will be in a position to offer any securities under its shelf registration statement in the near future.

          Operating Partnership:
               The Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. These OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive distributions per OP unit equal to the per share distributions on the Company's common shares. At June 30, 1999, the Company charged $64,521 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. At June 30, 1999, the Class B, Class C, Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive nor were entitled to receive any cash distributions from the operating partnership.

          Merger Contingent Consideration Payable:
               Subject to certain conditions and adjustments, the MIGRA Stockholders' Conversion Rights entitle the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), $872,935 worth of common shares of the Company at $11.64 per share, the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (approximately 74,994 common shares) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date
          (June 30, 2000) $2,982,917 worth of common shares of the Company of which $872,935 is based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration was met and $2,109,982 is based on a closing price of $23.63 per the merger agreement. The obligation of the Company to issue common shares on the second issuance date was contingent upon the issuance of a certificate of occupancy for the Windsor Pines property and the MIGRA stockholders' submission to the Company of multifamily property acquisition opportunities with an aggregate gross asset value of at least $50 million and an average yield of at least 85% of the pro forma yield of the properties being acquired by the Company in connection with the acquisitions (the "Minimum Yield"). The obligation of the Company to issue common shares on the third issuance date is contingent upon the issuance of a certificate of occupancy for the Windsor at Kirkman property and the MIGRA stockholders' submission to the Company of an additional $50 million of multifamily property acquisition opportunities with the Minimum Yield. On July 14, 1999, the Company issued 11,249 common shares to one of the MIGRA shareholders relating to a partial settlement of the contingent consideration payable in respect of the amounts due on the first anniversary of the merger. The shares were issued at $11.64, representing the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999. The remaining common shares payable with respect to the first anniversary payment is under review by the Company's management and the MIGRA shareholders since the language in the governing document requires further review as applicable to certain price adjustments the Company proposes to make. The conditions precedent to the first anniversary payment were met in December 1998. The contingencies precedent to the third payment have not been met as of June 30, 1999.

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

               The Company currently has a letter of intent to purchase one multifamily property, located in Lawrenceville, Georgia, containing an aggregate of 308 units for a total purchase price of approximately $23.4 million. The Company may finance the acquisition of the multifamily property or may purchase the property in a joint venture transaction using the funds received from the sale of five operating properties, which have been set aside to execute a like-kind exchange and proceeds received from the project specific, nonrecourse mortgage refinancing.

               For the six month period ended June 30, 1999, the Company completed the construction and leasing of 204 units at two of the Company's development properties.

               The Company is in the process of constructing or planning the construction of an additional 1,557 units to be owned by the Company as follows:



                                                       Additional  Anticipated
            Property                  Location            Units     Completion
   -----------------------    ---------------------    ---------- -------------
   Arbor Landings Apts. II    Ann Arbor, Michigan          160    3rd Qtr. 1999
   Boggs Road                 Atlanta, Georgia             535         TBD
   The Landings at the
     Preserve(a)              Battle Creek, Michigan        90         TBD
   Village at Avon            Avon, Ohio                   312    4th Qtr. 2000
   Windsor at Kirkman
     Apartments               Orlando, Florida             460    3rd Qtr. 1999
                                                         -----
                                                         1,557
          (a) A clubhouse will also be added to The Landings at the
          Preserve.
          TBD - To be determined.


               The Company is exploring opportunities to dispose of some of its joint venture, Government-Assisted and congregate care multifamily properties. The Company has retained a financial advisor to evaluate the alternatives relating to the disposition of its ownership of some of its Government-Assisted properties.

               The Company has entered into a contract to sell one of its Market-rate properties. This property is located in California. The Company anticipates that this asset will be sold during 1999. The net real estate assets of this property is presented in the Consolidated Balance Sheet as property held for sale.

               The sale of any or all of these assets may have either an accretive or dilutive effect on earnings depending upon the application of proceeds derived from the sale, which will not be known until the time of sale.

               In June 1999, the Company sold five operating properties for net cash proceeds of $13.4 million, resulting in a gain of $12.8 million. The net cash proceeds were placed in a trust which restricts the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use.
          These funds are presented in the Consolidated Balance Sheet as restricted cash. The like-kind exchange must occur prior to December 3, 1999.

               On May 4, 1999, a pension fund client of MIG acquired a multifamily property containing 248 units located in Fairfax County, Virginia. MIG was retained to provide asset and property management services.

               On July 14, 1999, MIG signed a contract with one of the Company's major pension fund clients pursuant to which MIG will continue to manage existing properties and the client has committed to allocate up to $200 million in new, discretionary funds to purchase additional properties.

          Management Contract Cancellation:
               On January 13, 1999, the Company terminated its management contract for Longwood Apartments, which resulted in a loss of management fee income for the six months ended June 30, 1999 of approximately $148,000. Moreover, pursuant to the terms of the HUD Settlement Agreement discussed in Note 7 of the notes to the financial statements, the Company may terminate its management contract for Park Village Apartments, which will result in a partial loss of management fee income in 1999. The management fees collected for Park Village Apartments for the six months ended June 30, 1999 were $11,083.

               In addition, pursuant to the terms of a separate settlement agreement with affiliates entered into in conjunction with the settlement agreement with the Corporation as discussed in Note 8, the Company has agreed to end its management of certain commercial properties owned by certain affiliated persons upon 60 days prior written notice from the respective owners of those properties. The management fees generated from those commercial properties for the six months ended June 30, 1999 was $56,242. Subsequent to June 30, 1999, the 60 days written notice to cancel the management of two commercial properties was received. The management fees generated from these two commercial properties was $15,500 for the six months ended June 30, 1999.

               The Company has also lost management fees from Euclid Medical & Commercial Arts Building, a non-owned commercial property, because of foreclosure proceedings. During March 1999, the Company lost management of this property. The management fees generated from this property for the three months ended March 31, 1999 was $20,728; no fees were recognized for the period after March 31, 1999.

               In addition, if the Company proceeds with the proposed sale of its interests in certain joint venture properties, the Company would no longer receive the management fees attributable to those properties and one other property. The management fees net of consulting fees generated for these properties for the six months ended June 30, 1999 was $431,549. Certain third party owners of properties currently managed by the Company have entered into contracts to sell those properties, subject to certain contingencies. To the extent those third party owned properties are sold, the Company would similarly no longer receive the management fees generated from the respective properties. The aggregate management fees generated for these properties for the six months ended June 30, 1999 was $196,055. The impact of the loss of these management fee revenues would be partially offset by a reduction in operating expenses.

          Dividends:
               On June 21, 1999, the Company declared a dividend of $0.375 per common share for the quarter ending June 30, 1999, which was paid on August 2, 1999 to shareholders of record on July 15, 1999. The common share dividend was reduced to $0.375 from $0.465 in order to reduce the Company's dividend payout ratio.
          On May 20, 1999, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on June 15, 1999 to shareholders of record on June 1, 1999. At the current dividend level, the Company is a net borrower and will continue to monitor earnings expectations to determine if any changes should be made with respect to the dividend policy.

          Cash flow sources and applications:
               Net cash provided by operating activities decreased
          $3,080,500 from $23,332,500 to $20,252,000  for the six months ended June 30, 1999 when compared with the six months ended June 30, 1998. This decrease was the result of increases in depreciation and amortization, restricted cash and other operating assets and liabilities offset by funds received from accounts and notes receivable of affiliates and joint ventures and decreases in funds held for non-owned managed properties of affiliates and joint ventures as well as an increase in accounts payable and accrued expenses.

               Net cash flows used for investing activities of $20,877,100 for the six months ended June 30, 1999 were primarily used for the development of multifamily real estate and acquisition of capital expenditures.

               Net cash flows provided by financing activities of $25,166,400 for the six months ended June 30, 1999 were primarily comprised of proceeds received from the mortgage financing of 24 properties. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit.

               During the remainder of 1999 and 2000, approximately $131.1 million of the Company's debt will mature. The Company intends to repay any such debt as it matures through a combination of new secured borrowings and property sales proceeds.

          RESULTS OF OPERATIONS
          Comparison of the quarter ended June 30, 1999 to the quarter ended June 30, 1998

               In the following discussion of the comparison of the quarter ended June 30, 1999 to the quarter ended June 30, 1998, Market-rate Properties refers to the Core and Acquired/Disposed Property portfolios. Core Properties represents 29 of the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 46 properties acquired in separate transactions or developed by the Company during 1994 through March 31, 1998 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired/Disposed Properties refers to 13 properties which were acquired between April 1, 1998 and June 30, 1999 as well as the newly constructed and repositioned properties, the sale of five operating properties and Rainbow Terrace Apartments.

               Overall, total revenue increased $6,467,800 or 19.7% and total expenses increased $11,284,600 or 40.4% for the quarter. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares increased $6,390,700 or 178.1%.

               During the quarter ended June 30, 1999, the Market-rate Properties generated total revenues of $33,823,900 while incurring property operating and maintenance expenses of $15,438,500. Of these amounts, the Acquired/Disposed and Core Properties contributed total revenues of $8,618,000 and $25,206,000, respectively, while incurring property operating and maintenance expenses of $3,945,300 and $11,493,200, respectively. The Government-Assisted Properties generated total revenues of $2,486,800 while incurring property operating and maintenance expenses of $1,019,200 for the quarter ended June 30, 1999.

          Rental Revenues:
               Rental revenues increased $5,214,300 or 16.9% for the quarter. Rental revenues from the Acquired/Disposed Properties increased $5,021,900 for the quarter. Occupancy and unit rents at the Core Properties and Government-Assisted Properties resulted in an increase of $174,800 or .70% and $12,900 or .53%, respectively, in rental revenue from these properties.

          Other Revenues:
               Other income decreased $110,300 or 29.1% for the quarter. The decrease is due primarily to the receipt of a workers compensation refund during the second quarter of 1998.

               The Company recognized property and asset management fee revenues of $1,329,400 and $588,200, respectively, for the quarter ended June 30, 1999 as compared to $881,200 of property management fees and no asset management fees for the quarter ended June 30, 1998. The increase in property and asset management fee revenues is primarily due to the collection of these fees by MIGRA relating to their institutional investor clients.

               The Company recognized asset acquisition fee revenue of $121,700 and $0 for the quarters ended June 30, 1999 and 1998, respectively. The fee relates to MIG acquiring a multifamily property on behalf of a pension fund client in May 1999.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $3,539,000 or 27.4% for the quarter. Property operating and maintenance expenses at the Acquired/Disposed Properties increased $2,093,900 for the quarter due primarily to the operating and maintenance expenses incurred at the 13 properties acquired in 1998, the newly constructed properties of The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Core Properties increased $1,386,900, or 13.7% when compared to the three months ended June 30, 1998 primarily due to increases in personnel, utilities, building and grounds repair and maintenance, and real estate and local taxes. Property operating and maintenance expenses at the Government-Assisted Properties increased $58,200 or 6.1% for the quarter

          Other expenses:
               Depreciation and amortization increased $2,621,100 or 45.9% for the quarter primarily due to the increased depreciation expense recognized on the Acquired/Disposed Properties and the additional depreciation as a result of the adoption of the new capitalization policy as well as the amortization expense of the intangible assets recorded with respect to the merger with MIGRA. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

               General and administrative expenses increased $3,019,600 or 172.8% for the quarter. This increase is primarily attributable to payroll and related expenses due to the expense of the MIGRA advisory operations and other consulting and professional fees incurred by the Company principally related to system processes and operating consulting services. During the second quarter of 1999, a severance benefit of $550,000 was paid to an executive officer of the Company. The increase related to general and administrative expenses of approximately $2,522,000 is classified as Unallocated Corporate Overhead.

               Interest expense increased $1,992,400 or 28.0% for the quarter primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 24 properties owned by the REIT.

               The Company recognized a charge for funds advanced to a non-owned property totaling $150,000 for the quarter ended June 30, 1999. The Company is continuing its collection efforts in connection with this receivable.

               The gain on sale of properties of $12,830,300 for 1999 resulted from the sale of five operating properties.

          Extraordinary items:
               The extraordinary item of $1,808,700 recognized during 1999 represents a $750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility. The $124,900 charge recognized in 1998 relates to the write off of the deferred financing fees related to the termination of a $100 million unsecured revolving credit facility.

          Net income applicable to common shares:
               Net income applicable to common shares is equal to net income less dividends on the Perpetual Preferred Shares of $1,371,100.

          RESULTS OF OPERATIONS
          Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

               In the following discussion of the comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998, Market-rate Properties refers to the Core and Acquired/Disposed Property portfolios. Core Properties represents 29 of the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 41 properties acquired in separate transactions or developed by the Company during 1994 and 1997 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired/Disposed Properties refers to 18 properties which were acquired between January 1, 1998 and June 30, 1999 as well as the newly constructed and repositioned properties, the sale of five operating properties and Rainbow Terrace Apartments.

               Overall, total revenue increased $13,825,000 or 21.8% and total expenses increased $21,201,600 or 39.2% for the six month period. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares increased $8,055,000 or 119.5%.

               During the six months ended June 30, 1999, the Market-rate Properties generated total revenues of $66,872,300 while incurring property operating and maintenance expenses of $29,873,700. Of these amounts, the Acquired/Disposed and Core Properties contributed total revenues of $23,710,700 and $43,161,600, respectively, while incurring property operating and maintenance expenses of $10,790,400 and $19,083,300, respectively. The Government-Assisted Properties generated total revenues of $4,934,000 while incurring property operating and maintenance expenses of $2,012,300 for the six months ended June 30, 1999.

          Rental Revenues:
               Rental revenues increased $11,500,400 or 19.2% for the six month period. Rental revenues from the Acquired/Disposed Properties increased $11,518,700 for the six month period. Occupancy and suite rents at the Core and Government-Assisted Properties resulted in a decrease of $19,400 or .05% and $15,400 or .31%, respectively, in rental revenue from these properties.

          Other Revenues:
               The Company recognized property and asset management fee revenues of $2,625,100 and $1,174,100, respectively, for the six months ended June 30, 1999 as compared to $1,830,000 of property management fees and no asset management fees for the six months ended June 30, 1998. The increase in property and asset management fee revenues is primarily due to the collection of these fees by MIGRA relating to their institutional investor clients.

               The Company recognized asset acquisition fee revenue of $121,700 and $0 for the quarters ended June 30, 1999 and 1998, respectively. The fee relates to MIG acquiring a multifamily property on behalf of a pension fund client in May 1999.

          Property operating and maintenance expenses:
               Property operating and maintenance expenses increased $6,747,000 or 26.8% for the six month period. Property operating and maintenance expenses at the Acquired/Disposed Properties increased $4,896,300 or 83% for the six month period due primarily to the operating and maintenance expenses incurred at the 18 properties acquired between January 1, 1998 and June 30, 1999 as well as the newly constructed and repositioned properties. Property operating and maintenance expenses at the Core Properties increased $1,629,600 or 9.3% when compared to the prior six month period primarily due to increases in personnel, utilities, real estate taxes and local taxes, and the one time effect of additional operating expenses related to refining certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. Property operating and maintenance expenses at the Government-Assisted Properties increased $141,400 or 7.6% for the quarter due to an increase in other operating expenses.

          Other expenses:
               Depreciation and amortization increased $5,582,400 or 50.6% for the six months ended June 30, 1999 primarily due to the increased depreciation expense recognized on the Acquired/Disposed Properties and the additional depreciation as a result of the adoption of the new capitalization policy as well as the amortization expense of the intangible assets recorded with respect to the merger with MIGRA. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

               General and administrative expenses increased $4,978,700 or 138.9% for the six months ended June 30, 1999. This increase is primarily attributable to payroll and related expenses due to the expense of the MIGRA advisory operations and other consulting and professional fees incurred by the Company principally related to system processes and operating consulting services. During the second quarter of 1999, a severance benefit of $550,000 was paid to an executive officer of the Company. The increase related to general and administrative expenses of approximately $3,881,000 is classified as Unallocated Corporate Overhead.

               Interest expense increased $3,811,600 or 28.1% for the six months ended June 30, 1999 primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 24 properties owned by the REIT.

               The Company recognized a charge for funds advanced to a non-owned property totaling $150,000 for the six months ended June 30, 1999. The Company is continuing its collection efforts in connection with this receivable.

               The gain on sale of properties of $12,830,300 for 1999 resulted from the sale of five operating properties.

          Extraordinary items:
               The extraordinary item of $1,808,700 recognized during 1999 represents a $750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility. The $124,900 charge recognized in 1998 relates to the write off of the deferred financing fees related to the termination of a $100 million unsecured revolving credit facility.

          Cumulative effect:
               Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath renovations to the capitalization method. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company s capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the six months ended June 30, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $3,389,087 or $.15 per share (basic and diluted) for
          the six months ended June 30, 1999.   The pro forma amounts shown
          on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the six months ended June 30, 1998 of which increased net income by $323,302 or $.02 per share (basic and diluted).

          Net income applicable to common shares:
               Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $2,742,200.

          Equity in net income of joint ventures:
               The combined equity in net income of joint ventures increased $93,400 or 54.8% and $30,500 or 14.7% for the three and six months ended June 30, 1999 and 1998, respectively. The increase is due primarily to a decrease in the costs of operations.

               The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and six months ended June 30, 1999 and 1998.



                                 For the three months
                                        ended                For the six months
                                        June 30,               ended June 30,
                              ----------  -----------   -----------   -----------
                                  1999         1998          1999          1998
                              ----------  ------------  -----------   -----------
   Beneficial interests in
     joint venture operations
       Rental revenue         $ 1,803,928  $ 1,746,864   $ 3,528,236   $ 3,472,360
       Cost of operations         968,719    1,034,405     2,057,100     2,171,510
                               ----------  -----------   -----------    ----------
                                  835,209      712,459     1,471,136     1,300,850
       Interest income              8,056       14,114        11,310        14,771
       Interest expense          (430,041)    (436,132)     (944,976)     (872,948)
       Depreciation              (136,713)    (107,067)     (275,545)     (212,577)
       Amortization               (12,405)     (12,709)      (24,555)      (23,209)
                              ------------ -----------   -----------   -----------
       Net income             $   264,106  $   170,665   $   237,370   $   206,887
                              ===========  ===========   ===========   ===========

          Outlook

               The long term goal for the Company is to acquire and develop a portfolio of economically and geographically diversified institutional quality multifamily assets. The goal extends to the effective and efficient operation and management of those assets. Implementation of this goal will be through balanced investment in direct acquisition and co-investment with institutional investors.

               It is expected that individual acquisitions will be located in the select metropolitan areas of Atlanta, Washington, D.C., Orlando, South Florida and Tampa until operational efficiencies
          are maximized.   Management believes that these markets offer
          excellent diversification characteristics as well as growth potential. Over the next several years, the Company's focus is expected to expand to multiple major markets. In addition to these direct investment markets, the Company plans to co-invest with institutional clients in many markets that are in the long term investment horizon. As with all growth markets at this time, new development is active in these markets. The Company's market research and operational experience in these areas will guide site selection and pricing.

               Investing for and with institutional investors is a major component of the Company's growth strategy. The recent allocation from two advised clients for discretionary multifamily acquisition will enhance the Company's acquisition efforts. Purchases on behalf of these clients are expected to improve operational efficiency and generate advisory income.

               In addition to acquisitions on behalf of advised clients, the Company is initiating co-investment with institutional investors. These co-investments will include both purchase and development opportunities. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek the high yields anticipated with development. The expected equity division for both co-investment forms is 25% from the Company and 75% from institutional investors.

               Management believes this co-investment program should allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investment because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily management. The programs described above are currently being actively marketed and there can be no assurance that the Company will be able to attract institutional capital to fund these programs.

               Given the Midwestern concentration of the Market-rate portfolio, management's performance expectations are consistent with the recent past. Management projects that the market-rate rental growth for existing assets will be a modest 2.5% over the next twelve months. General market expectations for locations where the Company has significant concentrations are as follows:
          Columbus is experiencing construction levels consistent with recent employment growth, Cleveland continues to exhibit stability, Michigan markets are slowing from rapid growth in 1998, Indianapolis continues to improve, Washington, D.C., Atlanta, and South Florida are in equilibrium with significant additions to employment and multifamily supply, and Orlando is currently performing well in spite of significant construction.

          Inflation
               Management's belief is that any effects of minor inflation fluctuations would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. In addition, the fixed rate nature of the Company's debt obligations virtually eliminates any negative effect of inflation on income.

          Quantitative and Qualitative Disclosures About Market Risk

               At June 30, 1999, the Company had $18.2 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

               Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider a hedge for certain long term variable rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to achieve those objectives.

               The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                 Expected Maturity Date
                                   ------------------------------------------------
            Long term debt             1999        2000         2001        2002

   Fixed:
    Fixed rate mortgage debt       $  1,541,399$ 18,139,118 $ 14,822,243$  4,003,176
    Weighted average interest rate        7.63%       7.62%        7.56%       7.53%

    MTN's                            20,000,000           -   10,000,000  15,000,000
    Weighted average interest rate        6.95%           -        7.12%       7.09%

    Senior notes                              -  74,947,703            -  10,000,000
    Weighted average interest rate            -       8.23%            -       7.10%
                                   -------------------------------------------------
    Total fixed rate debt          $ 21,541,399$ 93,086,821 $ 24,822,243$ 29,003,176

   Variable:
    Variable rate mortgage debt    $    184,615$     61,687 $ 16,314,997$     75,283
                                   -------------------------------------------------
   Total long term debt            $ 21,726,014$ 93,148,508 $ 41,137,240$ 29,078,459
                                   =================================================

                                    Expected Maturity Date
                                    ---------------------                 Fair Market
            Long term debt            2003     Thereafter      Total         Value
   Fixed:                          ---------------------------------------------------
    Fixed rate mortgage debt       $ 4,325,742$308,177,917 $ 351,009,595 $ 355,128,700
    Weighted average interest rate       7.53%       7.57%         7.21%             -

    MTN's                           12,500,000  55,000,000   112,500,000   116,146,455
    Weighted average interest rate       7.12%       7.23%         6.95%             -

    Senior notes                             -           -    84,947,703    88,121,306
    Weighted average interest rate           -           -         8.23%             -
                                   ---------------------------------------------------
    Total fixed rate debt          $16,825,742$363,177,917 $ 548,457,298 $ 559,396,461

   Variable:
    Variable rate mortgage debt    $    83,165$  1,497,734 $  18,217,481 $  18,503,897
                                   ---------------------------------------------------
   Total long term debt            $16,908,907$364,675,651 $ 566,674,779 $ 577,900,358
                                   ===================================================

               On August 3, 1999, the Company collateralized an individual mortgage on one property for $6.6 million in project specific, nonrecourse loans from The Chase Manhattan Bank. The loan has a maturity of 12 years and a fixed interest rate of 7.8%.

          Sensitivity Analysis
               The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $607.1 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

               The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has conducted an assessment and/or survey of its core IT and non-IT systems at both its corporate offices and properties and believes it is 95% complete on such assessment which is currently under review by the Company's technical staff.

               Much of the mission critical operating systems, networking and accounting software that has been purchased over the past few years has been represented by vendors to already be Year 2000 compliant. The property management software currently being tested and used at the Company's corporate offices and which is to be rolled out to the properties during the second and third quarters of 1999 has been affirmed by the vendor to be tested and Year 2000 compliant. Hardware upgrades at all of the properties are expected to be complete by September 1999 to ensure all hardware is compliant. Testing by the Company of all such critical systems represented by the vendors to be compliant is expected to be complete by September 1999.

               The estimated costs of these upgrades and conversions should not exceed $500,000 and have been considered in the Company's cash flow requirements for 1999.

               The Company believes it has identified all non-IT systems at all properties and expects to have 90% of its remediation and/or testing complete on these systems by September of 1999. While a complete technical assessment of all such systems is not final, the Company does not anticipate expenditures in excess of $500,000 to remediate non-IT systems at the properties since findings to date suggest a low incidence of non-compliance on critical systems. The Company has engaged an outside technical consultant to work with its internal technical staff to assist in finalizing such assessment, remediation and testing.

               In most cases, various third party vendors have been queried on their Year 2000 readiness. While many responses have been received to such queries (especially by banks and other large financial institutions), many vendors have not yet responded.
          The Company will continue to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

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

               From June 1998 to March 1999, the Company was involved in ongoing negotiations with HUD for the purpose of resolving these and other disputes concerning other properties managed or formerly managed by the Company or one of the Service Companies, which were similarly the subject of Comprehensive Management Reviews initiated by HUD in the Spring of 1997.

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

               HUD's obligations under the Settlement Agreement are conditioned upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At June 30, 1999, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At June 30, 1999, RTA had net assets of approximately $1,827,319, including the retroactive rent receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of $1,935,123. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company. The Company has excluded RTA's results of operations from its Consolidated Statement of Income for 1999. RTA and PVA requested HUD to extend the April 11, 1999 deadline for identification of potential purchasers. HUD granted that request and the deadline was extended to May 31, 1999. The Company believes that RTA and PVA have satisfied their obligations to identify prospective purchasers for those properties.

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

                                                                                         Year    Average
                                         Date                      Type of    Total    Built or Unit Size
        The Multifamily Properties     Acquired     Location    Construction  Units     Rehab.   Sq. Ft.
   -------------------------------     --------  ------------   ------------  -----    --------  -------
   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments          06/30/98  Phoenix        Garden            204    1989         982

   California
   Desert Oasis Apartments             06/30/98  Palm Desert    Garden            320    1990         875

   Florida
   Windsor Pines                       10/23/98  Pembroke Pines Garden            368    1998       1,132

   Georgia
   Morgan Place Apartments             06/30/98  Atlanta        Garden            186    1989         679

   Indiana
   Steeplechase at Shiloh Crossing Apts08/11/98  Indianapolis   Garden            264    1998         929

   Maryland
   The Gardens at Annen Woods          06/30/98  Metro D.C.     Garden            132    1987       1,269
   Hampton Point Apartments            06/30/98  Metro D.C.     Garden            352    1986         817
                                                                                  ---                ----
                                                                                  484                 940
   Michigan
   Georgetown-Phase II                 02/01/99  Fenton         Garden            120    1998       1,269

   North Carolina
   Windsor Falls Apartments            06/30/98  Raleigh        Garden            276    1994         979

   Central Ohio
   Bradford at Easton                  05/01/98  Columbus       Garden            324    1996       1,010

   Northeastern Ohio
   Village at Western Reserve          08/01/98  Streetsboro    Ranch             108    1998         999
   Residence at Barrington             06/30/99  Aurora         Gdn/Tnhms         285    1999       1,131
                                                                                  ---               -----
                                                                                  393               1,095
   Texas
   Fleetwood Apartments                06/30/98  Houston        Garden            104    1993       1,019
                                                                                -----
                                                                                3,043
   Repositioned Properties

   Woodlands of North Royalton
     fka Somerset West (a)             IPO       North Royalton Gdn/Tnhms         197    1982       1,038
   Williamsburg at Greenwood Village   02/18/94  Sagamore Hills Townhomes         260    1990         938
                                                                                  ---                ----
                                                                                  457                 981
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station                   02/28/95  Columbus       Townhomes         102    1987       1,344
   Bedford Commons                     12/30/94  Columbus       Townhomes         112    1987       1,157
   Bolton Estates                      07/27/94  Columbus       Garden            196    1992         687
   Colony Bay East                     02/21/95  Columbus       Garden            156    1994         903
   Heathermoor                         08/18/94  Worthington    Gdn/Tnhms         280    1989         829
   Kensington Grove                    07/17/95  Westerville    Gdn/Tnhms          76    1995       1,109
   Lake Forest                         07/28/94  Columbus       Garden            192    1994         788
   Muirwood Village at Bennell         03/07/94  Columbus       Ranch             164    1988         769
   Muirwood Village at London          03/03/94  London         Ranch             112    1989         769


                                    For the three months ending          For the three months ending
                                           June 30, 1999                        June 30, 1998
                                 ----------------------------------   ---------------------------------
                                 Average              Average Rent    Average              Average Rent
                                 Economic   Physical       Per        Economic  Physical       Per
     The Multifamily Properties  Occupancy  Occupancy  Suite  Sq. Ft. Occupancy Occupancy  Suite Sq. Ft.
   ----------------------------  ---------  ---------  -----  ------- --------- ---------  -----  ------
   MARKET RATE
   Acquired Properties
   Arizona
   20th & Campbell Apartments     87.9%     87.7%      $ 843  $ 0.86    N/A      93.1%      N/A     N/A

   California
   Desert Oasis Apartments        93.8%     93.4%      $ 691  $ 0.79    N/A      92.2%      N/A     N/A

   Florida
   Windsor Pines                  91.2%     92.4%     $1,039  $ 0.92    N/A       N/A       N/A     N/A

   Georgia
   Morgan Place Apartments        92.6%     99.5%      $ 809  $ 1.19    N/A      94.6%      N/A     N/A

   Indiana
   Steeplechase at Shiloh         77.5%     85.6%      $ 769  $ 0.83    N/A       N/A       N/A     N/A
     Crossing Apts

   Maryland
   The Gardens at Annen Woods     90.1%     95.5%      $ 936  $ 0.74    N/A      97.7%      N/A     N/A
   Hampton Point Apartments       96.3      96.9         809    0.99    N/A      96.0       N/A     N/A
                                  ----      ----       -----  ------    ---      -----      ---     ---
                                  94.4%     96.5%      $ 844  $ 0.90    N/A      96.5%      N/A     N/A
   Michigan
   Georgetown-Phase II            96.9%     96.7%       $762  $ 0.60    N/A       N/A       N/A     N/A

   North Carolina
   Windsor Falls Apartments       84.0%     90.2%      $ 776  $ 0.79    N/A      94.9%      N/A     N/A

   Central Ohio
   Bradford at Easton             92.6%     97.5%      $ 708  $ 0.70     85.8%   95.4%    $ 715  $ 0.71

   Northeastern Ohio
   Village at Western Reserve     95.6%     96.3%      $ 783  $ 0.78    N/A       N/A       N/A     N/A
   Residence at Barrington         N/A      96.8         N/A    N/A     N/A       N/A       N/A     N/A
                                  -----     -----      -----  ------
                                  95.6%     96.7%      $ 783  $ 0.78
   Texas
   Fleetwood Apartments           90.8%     92.3%      $ 931  $ 0.91    N/A      93.3%      N/A     N/A

   Repositioned Properties

   Woodlands of North Royalton
     fka Somerset West (a)        90.0%     98.0%      $ 708  $ 0.68     81.1%   83.2%    $ 698  $ 0.67
   Williamsburg at Greenwood
    Village                       92.5      98.1         879    0.94     89.5    94.2       871    0.93
                                  ----      ----       -----  ------     -----   -----    -----  ------
                                  91.6%     98.0%      $ 805  $ 0.82     86.3%   89.5%    $ 797  $ 0.81
   CORE PORTFOLIO PROPERTIES
   Market rate
   Central Ohio
   Arrowhead Station              94.4%     96.1%      $ 727  $ 0.54     91.6%   93.1%    $ 709  $ 0.53
   Bedford Commons                91.3      92.0         788    0.68     94.8    97.3       786    0.68
   Bolton Estates                 88.2      96.4         472    0.69     96.8    97.4       463    0.67
   Colony Bay East                87.3      92.3         530    0.59     92.6    94.2       524    0.58
   Heathermoor                    97.3      97.5         559    0.67     97.2    97.9       555    0.67
   Kensington Grove               91.9      98.7         781    0.70     92.6    90.8       775    0.70
   Lake Forest                    93.1      97.9         555    0.70     92.0    95.3       544    0.69
   Muirwood Village at Bennell    92.5      97.6         515    0.67     92.7    94.5       514    0.67
   Muirwood Village at London     95.2      95.5         512    0.67     93.9    97.3       509    0.66


                                                                                   Year    Average
                                    Date                        Type of   Total  Built or Unit Size
    The Multifamily Properties   Acquired     Location      Construction Units   Rehab.   Sq. Ft.
   ----------------------------- --------- --------------   ------------ ------  --------  ------
   Muirwood Vllg at Mt. Sterling  03/03/94 Mt. Sterling      Ranch            48   1990         769
   Muirwood Vllg at Zanesville    03/07/94 Zanesville        Ranch           196  1991-95       769
   Oak Bend Commons               05/30/97 Canal Winchester  Garden/Tnhm     102   1997       1,110
   Pendleton Lakes East           08/25/94 Columbus          Garden          256  1990-93       899
   Perimeter Lakes                09/20/96 Dublin            Gdn/Tnhms       189   1992         999
   Residence at Christopher Wren  03/14/94 Gahanna           Gdn/Tnhms       264   1993       1,062
   Residence at Turnberry         03/16/94 Pickerington      Gdn/Tnhms       216   1991       1,182
   Saw Mill Village               04/22/97 Columbus          Garden          340   1987       1,161
   Sheffield at Sylvan            03/03/94 Circleville       Ranch           136   1989         791
   Sterling Park                  08/25/94 Grove City        Garden          128   1994         763
   The Residence at Newark        03/03/94 Newark            Ranch           112  1993-94       868
   The Residence at Washington    02/01/96 Wash. Ct. House   Ranch            72   1995         862
   Wyndemere                      09/21/94 Franklin          Ranch           128  1991-95       768
                                                                           -----                ---
                                                                           3,577                934
   Cincinnati, Ohio
   Remington Place Apartments     03/31/97 Cincinnati        Garden          234  1988-90       830

   Florida
   Cypress Shores                 02/03/98 Coconut Creek     Garden          300   1991         991

   Georgia
   The Falls                      02/03/98 Atlanta           Garden          520   1986         963

   Indianapolis, Indiana
   The Gables at White River      02/06/97 Indianapolis      Garden          228   1991         974
   Waterstone Apartments          08/29/97 Indianapolis      Garden          344   1997         984
                                                                             ---                ---
                                                                             572                980
   Maryland
   Reflections                    02/03/98 Metro D.C.        Garden          184   1985       1,020

   Northeastern Ohio
   Bay Club                       IPO      Willowick         Garden           96   1990         925
   Edgewater Landing              04/20/94 Cleveland         High Rise       241   1988r        585
   Gates Mills III                IPO      Mayfield Hts.     High Rise       320   1978         874
   Holly Park                     IPO      Kent              Garden          192   1990         875
   Huntington Hills               IPO      Stow              Townhomes        85   1982         976
   Mallard's Crossing             02/16/95 Medina            Garden          192   1990         998
   Park Place                     IPO      Parma Hts.        Mid Rise        164   1966         760
   Pinecrest                      IPO      Broadview Hts.    Garden           96  1987 r        598
   Portage Towers                 IPO      Cuyahoga Falls    High Rise       376   1973         869

   The Triangle (b)               IPO      Cleveland         High Rise       273   1989         616
   Timbers                        IPO      Broadview Hts.    Garden           96  1987-89       930
   Washington Manor               07/01/94 Elyria            Garden          120  1963-64       541
   Westchester Townhouses         IPO      Westlake          Townhomes       136   1989       1,000
   Westlake Townhomes             IPO      Westlake          Townhomes         7   1985       1,000
   Winchester Hills I  (c)        IPO      Willoughby Hills  High Rise       362   1972         822
   Winchester Hills II            IPO      Willoughby Hills  High Rise       362   1979         822
                                                                           -----                ---
                                                                           3,118                809
   Michigan
   Arbor Landings Apartments      01/20/95 Ann Arbor         Garden          168   1990       1,116
   Aspen Lakes                    09/04/96 Grand Rapids      Garden          144   1981         789
   Central Park Place             12/29/94 Grand Rapids      Garden          216   1988         850
   Clinton Place                  08/25/97 Clinton Twp.      Garden          202   1988         954
   Country Place Apartments       06/19/95 Mt. Pleasant      Garden          144  1987-89       859
   Georgetown Park Apartments     12/28/94 Fenton            Garden          360  1987-96     1,005
   The Landings at the Preserve   09/21/95 Battle Creek      Garden          190  1990-91       952
   The Oaks and Woods at Hampton  08/08/95 Rochester Hills   Gdn/Tnhms       544  1986-88     1,050
   Spring Brook Apartments        06/20/96 Holland           Gdn/Tnhms       168  1986-88       818
   Spring Valley Apartments       10/31/97 Farmington Hills  Garden          224   1987         893
   Summer Ridge Apartments        04/01/96 Kalamazoo         Garden          248  1989-91       960
                                                                           -----                ---
                                                                           2,608                955
   Toledo, Ohio
   Country Club Apartments        02/19/98 Toledo            Garden          316   1989         811
   Hawthorne Hills Apartments     05/14/97 Toledo            Garden           88   1973       1,145
   Kensington Village             09/14/95 Toledo            Gdn/Tnhms       506  1985-90     1,072
   Vantage Villa                  10/30/95 Toledo            Garden          150   1974         935
                                                                           -----                ---
                                                                           1,060                981



                                       For the three months ending        For the three months ending
                                    -------------------------------    ---------------------------------
                                              June 30, 1999                      June 30, 1998
                                    -------------------------------    ---------------------------------
                                    Average             Average Rent   Average              Average Rent
                                    Economic  Physical      Per        Economic  Physical       Per
      The Multifamily Properties   Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy  Suite  Sq. Ft.
   -----------------------------   --------- --------- -----  ------- --------- ---------  -----  -------


   Muirwood Vllg at Mt. Sterling     92.2%    89.6%     $ 488  $ 0.64     96.3%  100.0%    $ 496   $ 0.65
   Muirwood Village at Zanesville    92.7     96.9        520    0.68     92.8    95.9       522     0.68
   Oak Bend Commons                  93.1    100.0        744    0.67     93.8    99.0       700     0.63
   Pendleton Lakes East              91.3     94.9        541    0.60     92.6    96.9       527     0.59
   Perimeter Lakes                   96.3     96.8        711    0.71     94.1    98.9       721     0.72
   Residence at Christopher Wren     90.4     91.7        743    0.70     92.2    94.7       742     0.70
   Residence at Turnberry            92.5     96.3        749    0.63     93.9    96.8       743     0.63
   Saw Mill Village                  92.7     95.9        752    0.65     90.7    94.1       752     0.65
   Sheffield at Sylvan               98.2     99.3        516    0.65     98.3    98.5       510     0.65
   Sterling Park                     94.3     99.2        550    0.72     97.1   100.0       555     0.73
   The Residence at Newark           96.1     94.6        573    0.66     98.2    98.2       568     0.65
   The Residence at Washington       97.0     94.4        522    0.61     92.7   100.0       532     0.62
   Wyndemere                         97.1     95.3        546    0.71     95.8    98.4       549     0.71
                                     -----    -----     -----  ------     -----   -----    -----   ------
                                     93.2%    95.9%     $ 615  $ 0.66     93.8%   96.5%    $ 611   $ 0.65
   Cincinnati, Ohio
   Remington Place Apartments        95.8%    97.0%     $ 659  $ 0.79     91.5%   94.9%    $ 650   $ 0.78

   Florida
   Cypress Shores                    90.4%    94.3%     $ 868  $ 0.88     88.3%   87.0%    $ 841   $ 0.85

   Georgia
   The Falls                         79.9%    89.8%     $ 728  $ 0.76     75.4%   88.3%    $ 713   $ 0.74

   Indianapolis, Indiana
   The Gables at White River         95.4%    91.2%     $ 738  $ 0.76     91.9%   95.6%    $ 731   $ 0.75
   Waterstone Apartments             93.7     98.3        796    0.81     94.4    96.8       799     0.81
                                     -----    ----      -----  ------     -----   -----    -----   ------
                                     94.3%    95.5%     $ 773  $ 0.79     93.5%   96.3%    $ 772   $ 0.79
   Maryland
   Reflections                       95.2%    96.7%     $ 903  $ 0.89     94.7%   95.1%    $ 879   $ 0.86

   Northeastern Ohio
   Bay Club                          93.4%    97.9%     $ 643  $ 0.70     99.7%   97.9%     $639    $0.69
   Edgewater Landing                 97.1     98.8        421    0.72     96.6    95.0       416     0.71
   Gates Mills III                   89.4     96.5        680    0.78     90.4    96.9       701     0.80
   Holly Park                        97.7     99.0        712    0.81     99.5    99.5       702     0.80
   Huntington Hills                  94.5     97.6        680    0.70     96.5    95.3       662     0.68
   Mallard's Crossing                95.0     98.4        709    0.71     96.0    96.9       721     0.72
   Park Place                        97.4     95.7        511    0.67     93.6    95.1       525     0.69
   Pinecrest                         96.7     97.9        466    0.78     93.9    97.9       469     0.78
   Portage Towers                    96.0     97.6        583    0.67     95.7    96.5       588     0.68

   The Triangle (b)                  97.8     96.3        955    1.55     97.7    97.1       938     1.52
   Timbers                           93.6     95.8        691    0.74     92.5    97.9       707     0.76
   Washington Manor                  97.2     96.7        408    0.75     96.0    97.5       393     0.73
   Westchester Townhouses            96.2    100.0        775    0.78     91.8    97.8       787     0.79
   Westlake Townhomes                99.4    100.0        833    0.83     99.3   100.0       822     0.82
   Winchester Hills I  (c)           94.4     98.3        563    0.69     92.3    97.2       573     0.70
   Winchester Hills II               90.3     98.3        588    0.72     88.5    97.5       600     0.73
                                     ----     ----      -----  ------     ----    ----     -----   ------
                                     94.9%    97.7%     $ 630  $ 0.78     94.2%   97.0%    $ 634   $ 0.78
   Michigan
   Arbor Landings Apartments         92.5%    96.4%     $ 917  $ 0.82     98.8%   98.8%    $ 861   $ 0.77
   Aspen Lakes                       97.0     98.6        559    0.71     95.4    97.9       559     0.71
   Central Park Place                96.9     99.1        627    0.74     95.8    96.8       613     0.72
   Clinton Place                     97.0     97.5        703    0.74     95.1    95.0       700     0.73
   Country Place Apartments          98.8     99.3        565    0.66     94.1    95.8       550     0.64
   Georgetown Park Apartments        87.3     95.3        677    0.67     93.2    96.4       747     0.74
   The Landings at the Preserve      86.7     86.3        773    0.81     98.4    95.8       757     0.80
   The Oaks and Woods at Hampton     96.8     98.0        818    0.78     94.4    98.5       813     0.77
   Spring Brook Apartments           97.8     98.2        501    0.61     98.5    97.6       507     0.62
   Spring Valley Apartments          94.6     98.2        825    0.92     95.8   100.0       818     0.92
   Summer Ridge Apartments           95.2     98.8        674    0.70     91.5    95.2       701     0.73
                                     ----     ----      -----  ------     ----    ----     -----   ------
                                     94.2%    96.9%     $ 715  $ 0.75     95.1%   97.2%    $ 719   $ 0.75
   Toledo, Ohio
   Country Club Apartments           91.8%    95.6%     $ 635  $ 0.78     97.0%   97.5%    $ 627   $ 0.77
   Hawthorne Hills Apartments        93.4     97.7        584    0.51     95.8   100.0       554     0.48
   Kensington Village                93.4     93.5        616    0.57     98.3    99.2       577     0.54
   Vantage Villa                     91.4     98.0        589    0.63     95.1    97.3       577     0.62
                                     ----     ----      -----  ------     ----    ----     -----   ------
                                     92.6%    95.1%     $ 615  $ 0.63     97.3%   98.5%    $ 590   $ 0.60


                                                                             Year     Average
                                Date                      Type of    Total Built or  Unit Size
   The Multifamily Properties Acquired    Location     Construction  Units  Rehab.    Sq. Ft.
   -------------------------- -------- --------------  ------------  -----  -------  ---------

   Pittsburgh, Pennsylvania
   Chestnut Ridge             03/01/96 Pittsburgh      Garden           468  1986          769
      Core Market Rate                                               12,641                909

   GOVERNMENT ASST.-ELDERLY
   Ellet Development          IPO      Akron           High Rise        100  1978          589
   Hillwood I                 IPO      Akron           High Rise        100  1976          570
   Puritas Place (d)          IPO      Cleveland       High Rise        100  1981          518
   Riverview                  IPO      Massillon       High Rise         98  1979          553
   State Road Apartments      IPO      Cuyahoga Falls  Garden            72 1977 r         750
   Statesman II               IPO      Shaker Heights  Garden            47 1987 r         796
   Sutliff Apartments II      IPO      Cuyahoga Falls  High Rise        185  1979          577
   Tallmadge Acres            IPO      Tallmadge       Mid Rise         125  1981          641
   Twinsburg Apartments       IPO      Twinsburg       Garden           100  1979          554
   Village Towers             IPO      Jackson Twp.    High Rise        100  1979          557
   West High Apartments       IPO      Akron           Mid Rise          68 1981 r         702
                                                                      -----                ---
                                                                      1,095                602
   GOVERNMENT ASST.-FAMILY
   Jennings Commons           IPO      Cleveland       Garden            50  1981          823
   Shaker Park Gardens II     IPO      Warrensville    Garden           151  1964          753
                                                                        ---                ---
                                                                        201                770
                                                                      -----                ---
                                                                      1,296                628
   CONGREGATE CARE
   Gates Mills Club           IPO      Mayfield        High Rise        120  1980          721
                                       Heights
   The Oaks                   IPO      Westlake        Garden            50  1985          672
                                                                     ------                ---
                                                                        170                707
                                                                     ------                      ---
                                                                     14,107                881
   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                  IPO      Euclid          High Rise        738  1968          803
   College Towers             IPO      Kent            Mid Rise         380  1969          662
   Euclid House               IPO      Euclid          Mid Rise         126  1969          654
   Gates Mills Towers         IPO      Mayfield Hts.   High Rise        760  1969          856
   Highland House             IPO      Painesville     Garden            36  1964          539
   Watergate                  IPO      Euclid          High Rise        949  1971          831
                                                                      -----                ---
                                                                      2,989                789
   Government Asst.-Family

   Lakeshore Village          IPO      Cleveland       Garden           108  1982          786
                                                                     ------                ---
                                                                      3,097                789
                                                                     ------                ---
        Core                                                         17,204                874
                                                                     ------                ---
        Portfolio average                                            20,704                878
                                                                     ======                ===


                                   For the three months ending        For the three months ending
                                --------------------------------  -----------------------------------
                                          June 30, 1999                      June 30, 1998
                                --------------------------------  -----------------------------------
                                Average             Average Rent   Average              Average Rent
                                Economic  Physical      Per        Economic  Physical        Per
    The Multifamily Properties Occupancy Occupancy Suite  Sq. Ft. Occupancy Occupancy   Suite Sq. Ft.
   --------------------------- --------- --------- -----  ------- --------- ---------   ----- -------

   Pittsburgh, Pennsylvania
   Chestnut Ridge                82.4%    84.4%     $ 729  $ 0.95     95.0%   98.3%     $ 760  $ 0.99
                                 ----     ----      -----  ------     ----    -----     -----  ------
      Core Market Rate           92.8%    95.8%     $ 666  $ 0.73     93.5%   96.4%     $ 664  $ 0.73

   GOVERNMENT ASST.-ELDERLY
   Ellet Development            100.0%   100.0%     $ 585   $0.99    100.0%  100.0%     $ 587   $1.00
   Hillwood I                    99.3    100.0        605    1.06     99.7    99.0        594    1.04
   Puritas Place (d)            100.0    100.0        793    1.53    100.0   100.0        782    1.51
   Riverview                     97.0    100.0        602    1.09    100.0   100.0        591    1.07
   State Road Apartments        100.0    100.0        619    0.83    100.0   100.0        596    0.79
   Statesman II                 100.0     97.9        647    0.81    100.0   100.0        646    0.81
   Sutliff Apartments II         98.7    100.0        596    1.03    100.0   100.0        586    1.02
   Tallmadge Acres              100.0    100.0        658    1.03    100.0   100.0        658    1.03
   Twinsburg Apartments         100.0    100.0        602    1.09    100.0   100.0        603    1.09
   Village Towers               100.0     99.0        576    1.03    100.0    99.0        579    1.04
   West High Apartments          94.9    100.0        822    1.17    100.0   100.0        792    1.13
                                -----    -----      -----  ------    -----   -----
                                 99.6%    99.8%     $ 638  $ 1.06    100.0%   99.8%     $ 630  $ 1.05
   GOVERNMENT ASST.-FAMILY
   Jennings Commons             100.0%   100.0%     $ 674  $ 0.82     99.9%  100.0%     $ 674  $ 0.82
   Shaker Park Gardens II        97.8     98.0        568    0.75     99.9   100.0        539    0.72
                                 ----     ----      -----  ------    -----   -----
                                 98.5     98.5        594    0.77     99.9   100.0        573    0.74
                                 ----     ----      -----  ------    -----   -----
                                 99.4%    99.6%     $ 631  $ 1.00    100.0%   99.8%     $ 621  $ 0.99
   CONGREGATE CARE
   Gates Mills Club              90.6%    91.7%     $ 916  $ 1.27     92.7%   95.0%     $ 872  $ 1.21
   The Oaks                      93.4     98.0      1,075    1.60     88.7    86.0      1,024    1.52
                                 ----     ----      -----  ------     ----    ----
                                 91.5     93.5        962    1.36     91.4    92.4        917    1.30
                                 ----     ----      -----  ------     ----    ----
                                 93.3%    96.1%     $ 667  $ 0.76     94.0%   96.7%     $ 663  $ 0.75
   Joint Venture Properties
   Northeastern Ohio
   Market rate
   Americana                     92.1%    96.5%     $ 481  $ 0.60     91.3%   93.1%     $ 490  $ 0.61
   College Towers                94.1     90.3        418    0.63     96.2    99.2        409    0.62
   Euclid House                  92.6     96.0        443    0.68     91.4    94.4        446    0.68
   Gates Mills Towers            92.2     96.5        694    0.81     94.8    96.8        707    0.83
   Highland House                97.2     97.2        428    0.79     97.6    97.2        416    0.77
   Watergate                     89.4     95.0        546    0.66     92.6    94.6        548    0.66
                                 ----     ----      -----  ------     ----    ----      -----  ------
                                 91.7%    95.2%     $ 538  $ 0.68     93.5%   95.4%     $ 542  $ 0.69
   Government Asst.-Family
   Lakeshore Village             99.7%    99.1%     $ 670  $ 0.85    100.0%  100.0%     $ 666  $ 0.85
                                 ----     ----      -----  ------    -----   -----      -----  ------
                                 92.2     95.4        544    0.69     93.9    95.6        548    0.69
                                 ----     ----      -----  ------    -----   -----      -----  ------
        Core                     93.3%    96.0%     $ 658  $ 0.75     94.0%   96.5%     $ 655  $ 0.75
                                 ----     ----      -----  ------     ----    ----      -----  ------
        Portfolio average        92.7%    95.8%     $ 684  $ 0.78     93.6%   95.6%     $ 618  $ 0.70
                                 ====     ====      =====  ======     =====   =====     =====  ======

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

             HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

               Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, non-recurring and extraordinary items, plus depreciation on real estate assets and after adjustments for unconsolidated joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow ("DCF") is calculated as FFO less capital expenditures funded by operations and amortization of deferred financing fees. In 1999, the Company has re-evaluated how it was calculating capital expenditures funded by operations. Reclassifications were made to the prior year to incorporate this refinement. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and DCF should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

               FFO and Funds Available for Distribution ("Distributable Cash Flow") for the six month period ended June 30, 1998 and 1997 are summarized in the following table:



                                                      For the three   For the six
                                                          months         months
                                                      ended June 30,  ended June 30,
   (In thousands)                                    1999(1)    1998  1999(1)   1998

                                                    -------  -------  -------   -------
   Net income applicable to common shares           $ 9,979  $ 3,588  $ 14,797  $ 6,742

   Depreciation on real estate assets
     Wholly owned properties                          7,077    5,205    14,179   10,047
     Joint venture properties                           136      107       276      212
     Amortization of intangible assets                  155        -       345        -
     Extraordinary item - loss                        1,809      125     1,809      125
     Nonrecurring expenses                              937       51     1,319       51
     Cumulative effect of a change in
       accounting principle                               -        -    (4,320)       -
     Additional operating expenses                        -        -       874        -
     Gain on sale of properties                     (12,830)       -   (12,830)       -
                                                     ------    -----    ------   ------
   Funds From Operations                              7,263    9,076    16,449   17,177

   Depreciation - other assets                          810      320     1,468      593
   Amortization of deferred financing fees              313      195       661      406
   Fixed asset additions                             (2,632)  (3,452)   (4,112)  (4,056)
   Fixed asset additions - joint venture properties     (75)      (1)     (244)     (21)
                                                    -------  -------  --------  -------
   Distributable Cash Flow                          $ 5,679  $ 6,138  $ 14,222  $14,099
                                                    =======  =======  ========  =======
   Weighted average shares                           22,359   17,133    22,516   15,321

          (1)DCF could be increased by up to the full amount of the gain on sale of operating properties, $12,830,000, should the 1031 like-kind exchange not take place. At a minimum, DCF would likely be increased by $3,400,000 which is the Company's taxable gain.
          This would be a one time adjustment.


                                       PART II

                                  OTHER INFORMATION

                Except to the extent noted below, the items required in
          Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                On May 12, 1999, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:



                                                 For        Withhold Authority
                                           -------------    ------------------

   (a)  To fix the number of directors at  17,070,567.794       1,204,672.720
        nine;

   (b)  The election of the following
        directors:

             Albert T. Adams               17,415,085.191         683,585.323
             James M. Delaney              17,447,121.191         651,549.323
             Jeffrey I. Friedman           16,599,899.559       1,498,770.955
             Gerald C. McDonough           17,460,625.420         638,045.094
             Mark L. Milstein              16,559,222.897       1,539,447.617
             Frank E. Mosier               17,453,725.420         644,945.094
             Richard T. Schwarz            17,463,095.191         635,575.323
             Louis E. Vogt                 17,460,771.191         637,899.323
             Larry E. Wright               17,465,184.191         633,486.323


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits


                                                                         Filed herewith or
                                                                           incorporated
                                                                             herein by
   Number                              Title                                 reference
   ------  -----------------------------------------------------------   --------------------

    2.01   Second Amended and Restated Agreement and Plan of Merger by   Exhibit 2.01 to Form
            and among the Company, MIG Realty Advisors, Inc.  ("MIGRA")  8-K filed March 31,
            and the MIGRA stockholders dated as of March 30, 1998        1998.

    3.1    Second Amended and Restated Articles of Incorporation of the  Exhibit 3.1 to Form
           Company                                                       S-11 filed June 30,
                                                                         1994 (File No. 33-
                                                                         80950 as amended)

    3.2    Code of Regulations of the Company                            Exhibit 3.2 to Form
                                                                         S-11 filed June 30,
                                                                         1994 (File No. 33-
                                                                         80950 as amended).

    4.1    Specimen Stock Certificate                                    Exhibit 3.1 to Form
                                                                         S-11 filed September
                                                                         2, 1993 (File No.
                                                                         33-68276 as
                                                                         amended).

    4.2    Form of Indemnification Agreement                             Exhibit 4.2 to Form
                                                                         S-11 filed September
                                                                         2, 1993 (File No.
                                                                         33-68276 as
                                                                         amended).

    4.3    Promissory Note dated October 23, 1991 from Triangle          Exhibit 4.3 to Form
           Properties Limited Partnership, et. al., in favor of PFL      S-11 filed September
           Life Insurance Company; Open End Mortgage from Triangle       2, 1993 (File No.
           Properties Limited Partnership I, et. al., in favor of PFL    33-68276 as
           Life Insurance Company (The Registrant undertakes to provide  amended).
           additional long-term loan documents upon request).

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

    4.5    Form of Promissory Note and Form of Mortgage and Security     Exhibit 4.5 filed
           Agreement dated May 10, 1999 from AERC to The Chase           herewith.
           Manhattan Bank.

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

    4.7    $75 Million 8-3/8% Senior Note due April 15, 2000             Exhibit 4.7 to Form
                                                                         10-Q filed May 11,
                                                                         1995.

    4.8e   Credit Agreement dated June 30, 1998, by and among            Exhibit 4.8e to Form
           Associated Estates Realty Corporation, as Borrower; the       10-Q filed August
           banks and lending institutions identified therein as Banks;   14, 1998.
           National City Bank, as Agent and Bank of America National
           Trust and Savings Association, as Documentation Agent

    4.8f   First Amendment to Credit Agreement by and among Associated   Exhibit 4.8f to Form
           Estates Realty Corporation, as Borrower; National City Bank,  10-Q filed November
           as Managing Agent for itself and on behalf of the Existing    16, 1998.
           Banks and First Merit Bank, N.A. and Southtrust Bank, N.A.
           as the New Banks

    4.8g   Second Amendment to Credit Agreement by and among Associated  Exhibit 4.8g to Form
           Estates Realty Corporation, as Borrower, National City Bank,  10Q filed November
           as Managing Agent for itself and on behalf of the Existing    16, 1998.
           Banks and National City Bank, Bank of America National
           Commerzbank Aktiengesellschaft.

    4.8h   Third Amendment to Credit Agreement by and among Associated   Exhibit 4.8h to Form
           Estates Realty Corporation, as Borrower, National City Bank,  10-K filed March 30,
           as Managing Agent, Bank of America National Trust & Savings   1999.
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

    4.10   Form of Preferred Share Certificate.                          Exhibit 4.1 to Form
                                                                         8-K filed July 12,
                                                                         1995.

    4.11   Form of Deposit Agreement and Depositary Receipt.             Exhibit 4.2 to Form
                                                                         8-K filed July 12,
                                                                         1995.

    4.12   Ten Million Dollar 7.10% Senior Notes Due 2002.               Exhibit 4.12 to Form
                                                                         10-K filed March 28,
                                                                         1996.

   10      Associated Estates Realty Corporation Directors  Deferred     Exhibit 10 to Form
           Compensation Plan.                                            10-Q filed November
                                                                         14, 1996

   10.1    Registration Rights Agreement among the Company and certain   Exhibit 10.1 to Form
           holders of the Company's Common Shares.                       S-11 filed September
                                                                         2, 1993 (File No.
                                                                         33-68276 as
                                                                         amended).

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

   10.3    Amended and Restated Employment Agreement between the         Exhibit 10.1 to Form
           Company and Jeffrey I. Friedman.                              10-Q filed May 13,
                                                                         1996.

   10.4    Equity-Based Incentive Compensation Plan                      Exhibit 10.4 to Form
                                                                         10-K filed March 29,
                                                                         1995.

   10.5    Long-Term Incentive Compensation Plan                         Exhibit 10.5 to Form
                                                                         10-K filed March 29,
                                                                         1995.


   10.6    Lease Agreement dated November 29, 1990 between Royal         Exhibit 10.6 to Form
           American Management Corporation and Airport Partners Limited  10-K filed March 29,
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

   10.9    Form of Restricted Agreement dated by and among the Company   Exhibit 10.9 to Form
           and Its Independent Directors.                                10-K filed March 28,
                                                                         1996.

   10.10   Pledge Agreement dated May 23, 1997 between Jeffrey I.        Exhibit 10.01 to
           Friedman and the Company.                                     Form 10-Q filed
                                                                         August 8, 1997

   10.11   Secured Promissory Note dated May 23, 1997 in the amount of   Exhibit 10.02 to
           $1,671,000 executed by Jeffrey I. Friedman in favor of the    Form 10-Q filed
           Company.                                                      August 8, 1997

   10.12   Unsecured Promissory Note dated May 23, 1997 in the amount    Exhibit 10.03 to
           of $1,671,000 executed by Jeffrey I. Friedman in favor of     Form 10-Q filed
           the Company.                                                  August 8, 1997

   10.14   Form of Share Option Agreement by and among the Company and   Exhibit 10.14 to
           Its Independent Directors.                                    Form 10-K filed
                                                                         March 30, 1993.

   10.15   Agreement dated March 11, 1999 by and among the Company and   Exhibit 10.15 to
           The Milstein Affiliates                                       Form 10-Q filed May
                                                                         17, 1999.

   10.16   Agreement dated March 11, 1999 by and among the Company and   Exhibit 10.16 to
           The Milstein Affiliates                                       Form 10-Q filed May
                                                                         17, 1999.

   10.17   Separation Agreement and Release dated January 8, 1999 by     Exhibit 10.17 to
           and between the Company and Dennis W. Bikun                   Form 10-Q filed May
                                                                         17, 1999.

   10.18   Separation Agreement and Release dated June 30, 1999 by and   Exhibit 10.18 filed
           between the Company and Larry E. Wright                       herewith.

   18.1    Letter regarding change in accounting principles              Exhibit 18.1 to Form
                                                                         10-Q filed May 17,
                                                                         1999.

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



                                   ASSOCIATED ESTATES REALTY CORPORATION



          August 13, 1999          /s/ Kathleen L. Gutin
          (Date)                   Kathleen L. Gutin, Vice President, Chief
                                        Financial Officer and Treasurer