Form 10-Q
period 1999-09-30
ASSOCIATED ESTATES REALTY CORP
filed 1999-11-12
CIK 911635

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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
Yes [ x ] No [ ]

Number of shares outstanding as of November 9, 1999: 21,604,120 shares

ASSOCIATED ESTATES REALTY CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page

ITEM 1	Condensed Financial Statements

	Consolidated Balance Sheets as of
	September 30, 1999 and December 31, 1998	3

	Consolidated Statements of Income for the three and
	nine month periods ended September 30, 1999 and 1998	4

	Consolidated Statements of Cash Flows for the nine
	month periods ended September 30, 1999 and 1998	5

	Notes to Financial Statements	6

ITEM 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

PART II - OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K	46

SIGNATURES		50

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	1999	1998
	(Unaudited)
ASSETS
Real estate assets
Land	$ 92,554,424	$ 92,675,356
Buildings and improvements	807,272,828	778,450,807
Furniture and fixtures	34,311,936	30,804,870
	934,139,188	901,931,033
Less: accumulated depreciation	(172,206,379)	(153,941,702)
	761,932,809	747,989,331
Construction in progress	31,821,021	53,740,292
Real estate, net	793,753,830	801,729,623
Properties held for sale, net	1,340,796	-
Cash and cash equivalents	11,545,984	1,034,655
Restricted cash	23,296,840	6,718,863
Accounts and notes receivable
Rents	3,758,673	2,801,835
Affiliates and joint ventures	9,727,639	13,113,400
Other	2,549,705	2,293,007
Intangible and other assets, net	18,781,893	13,093,972
	$ 864,755,360	$840,785,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 374,953,717	$ 80,042,667
Unsecured debt	177,463,603	423,862,468
Total indebtedness	552,417,320	503,905,135
Accounts payable and accrued expenses	24,429,795	21,525,517
Dividends payable	28,126	10,507,586
Resident security deposits	5,644,914	5,960,971
Funds held on behalf of managed properties
Affiliates and joint ventures	4,233,950	5,353,394
Other	2,947,003	4,128,298
Accrued interest	5,409,257	5,501,634
Accumulated losses and distributions of joint ventures
in excess of investment and advances	12,344,261	12,679,793
Total liabilities	607,454,626	569,562,328

Operating partnership minority interest	12,044,982	12,034,880

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250,000	56,250,000
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,716,720 and 22,621,958 issued and
outstanding at September 30, 1999 and December 31, 1998,
respectively	2,271,671	2,262,195
Paid-in capital	278,010,903	277,134,988
Accumulated dividends in excess of net income	(78,509,456)	(75,991,638)
Accumulated other comprehensive income	(875)	(875)
Less: Treasury shares, at cost, 1,112,600 and 25,000 shares at
September 30, 1999 and December 31, 1998, respectively	(12,766,491)	(466,523)
Total shareholders' equity	245,255,752	259,188,147
	$864,755,360	$840,785,355

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	1999	1998	1999	1998
Revenues
Rental	$36,103,305	$35,783,150	$107,594,381	$95,773,865
Property management fees	1,287,100	1,426,665	3,912,195	3,256,711
Asset management fees	611,418	636,108	1,785,545	636,108
Asset acquisition fees	-	-	121,680	-
Asset disposition fees	127,500	-	132,542	-
Painting services	360,316	481,775	1,096,421	1,202,759
Other	765,152	905,664	1,992,068	1,918,958
	39,254,791	39,233,362	116,634,832	102,788,401
Expenses
Property operating and maintenance	16,634,594	16,571,398	48,600,326	41,790,131
Depreciation and amortization	8,985,719	7,082,905	25,590,627	18,105,384
Painting services	376,992	469,027	1,092,267	1,200,968
Preliminary project costs	-	200,456	-	200,456
General and administrative	3,601,863	3,078,635	12,164,095	6,713,606
Charge for funds advanced to non-owned property	-	-	150,000	-
Interest expense	10,089,051	7,346,108	27,445,198	20,890,667
Total expenses and charges	39,688,219	34,748,529	115,042,513	88,901,212
(Loss) income before gain on sale of properties, equity
in net income of joint ventures, minority interest,
extraordinary item and cumulative effect of a change in
accounting principle	(433,428)	4,484,833	1,592,319	13,887,189
Gain on sale of properties	1,049,675	-	13,880,003	-
Equity in net income of joint ventures	106,128	105,950	343,498	312,839
Minority interest in operating partnership	(88,183)	(39,353)	(152,704)	(39,353)
Income before extraordinary item and cumulative
effect of a change in accounting principle	634,192	4,551,430	15,663,116	14,160,675
Extraordinary item - extinguishment of debt	-	-	(1,808,742)	(124,895)
Cumulative effect of a change in accounting principle	-	-	4,319,162	-
Net income	$ 634,192	$ 4,551,430	$ 18,173,536	$14,035,780

Net (loss) income applicable to common shares	$ (736,916)	$ 3,180,325	$ 14,060,218	$ 9,922,465

Earnings Per Common Share - basic:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.03)	$ .14	$ .52	$ .53
Extraordinary item	$ -	$ -	$ (.08)	$ (.01)
Cumulative effect of a change in accounting principle	$ -	$ -	$ .19	$ -
Net (loss) income	$ (.03)	$ .14	$ .63	$ .52

Earnings Per Common Share - diluted:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.03)	$ .14	$ .52	$ .53
Extraordinary item	$ -	$ -	$ (.08)	$ (.01)
Cumulative effect of a change in accounting principle	$ -	$ -	$ .19	$ -
Net (loss) income	$ (.03)	$ .14	$ .63	$ .52

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Net income	$ 634,192	$ 4,820,030	$ 13,854,374	$14,614,980
Net (loss) income applicable to common shares	$ (736,916)	$ 3,448,925	$ 9,741,056	$10,501,665
Earnings Per Common Share - basic:
Net (loss) income applicable to common shares	$ (.03)	$ .15	$ .44	$ .55
Earnings Per Common Share - diluted:
Net (loss) income applicable to common shares	$ (.03)	$ .15	$ .44	$ .55

Dividends declared per common share	$ -	$ .465	$ .75	$ 1.395

Weighted average number of
common shares outstanding - basic	21,616,511	22,599,498	22,223,514	18,956,420
- diluted	21,616,511	23,059,217	22,225,329	19,111,344

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

(UNAUDITED)

	1999	1998
Cash flow from operating activities:
Net income	$18,173,536	$ 14,035,780
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	25,590,627	18,105,384
Cumulative effect of a change in accounting principle	(4,319,162)	-
Minority interest in operating partnership	152,704	39,353
Loss on extinguishment of debt	1,808,742	124,895
Gain on sale of operating properties	(13,880,003)	-
Equity in net income of joint ventures	(343,498)	(312,838)
Earnings distributed from joint ventures	466,412	394,267
Net change in assets and liabilities (net of effect of the MIGRA merger for 1998
amounts) - Accounts and notes receivable	(1,213,536)	91,832
- Accounts and notes receivable of affiliates and joint ventures	3,385,761	819,490
- Accounts payable and accrued expenses	6,405,819	(5,501,700)
- Other operating assets and liabilities	(2,303,463)	(1,543,222)
- Restricted cash	(3,220,700)	5,373,197
- Funds held for non-owned managed properties	(1,119,444)	1,495,162
- Funds held for non-owned managed properties
of affiliates and joint ventures	(1,181,295)	(2,952,997)
Total adjustments	10,228,964	16,132,823
Net cash flow provided by operations	28,402,500	30,168,603

Cash flow from investing activities:
Real estate acquired or developed (net of liabilities assumed)	(32,184,863)	(133,012,361)
Fixed asset additions	(1,034,846)	(3,038,473)
Net proceeds received from sale of operating properties	29,978,572	-
Net proceeds received from sale of operating properties held in escrow	(13,357,277)	-
Distributions from joint ventures	67,320	244,457
Net cash flow used for investing activities	(16,531,094)	(135,806,377)
Cash flow from financing activities:
Principal payments on secured debt	(1,588,950)	(8,763,651)
Proceeds from secured debt	296,500,000	-
Principal payment on medium-term note	(20,000,000)	-
Proceeds from senior and medium-term notes	-	20,000,000
Line of Credit borrowings	310,200,000	948,100,000
Line of Credit repayments	(536,646,565)	(821,100,000)
Deferred financing costs	(6,353,780)	(2,091,850)
Common share dividends paid	(27,057,496)	(26,391,069)
Preferred share dividends paid	(4,113,318)	(4,113,316)
Purchase of treasury shares	(12,299,968)	(466,523)
Net cash flow (used for) provided by financing activities	(1,360,077)	105,173,591
Increase in cash and cash equivalents	10,511,329	(464,183)
Cash and cash equivalents, beginning of period	1,034,655	2,251,819
Cash and cash equivalents, end of period	$11,545,984	$ 1,787,636
Supplemental disclosure of cash flow information:
Issuance of common shares in connection with the acquisition of MIG REIT
properties, the MIGRA merger including the first anniversary payment of the merger	$ 872,935	$106,063,359
Issuance of operating partnership units in connection with the
acquisition of the development property	-	10,863,204
Assumption of liabilities in connection with the acquisition of properties	-	5,543,977
Assumption of mortgage debt in connection with the acquisition of properties	-	15,013,771
Dividends declared but not paid	28,126	10,507,586
Cash paid for interest (including capitalized interest)	30,088,617	21,747,852

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. In connection with the merger of MIG Realty Advisors, Inc. ("MIGRA") on June 30, 1998, the Company also acquired the property and advisory management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIG II Realty Advisors, Inc. ("MIG"), MIGRA's successor, is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions and dispositions, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset management, property management, investment advisory and mortgage servicing operations, including those of the prior MIG affiliates, are collectively referred to herein as the "MIGRA Operations".

At September 30, 1999, the Company owned directly or indirectly, or was a joint venture partner in 96 multifamily properties containing 20,868 units. Of these properties, 71 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana and one in Pennsylvania. Additionally, the Company managed 53 non-owned properties, 47 of which were multifamily properties consisting of 11,261 units (16 of which are owned by various institutional investors consisting of 5,751 units) and six of which were commercial properties containing an aggregate of approximately 621,000 square feet of gross leasable area. Through affiliates, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the operating partnership. In connection with the project specific, nonrecourse mortgage refinancing as described in Note 5, separate legal entities, which are qualified REIT subsidiaries of the Company, were formed which are included in the Company's consolidated financial statements. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The Company holds preferred share interests in the Service Companies, which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interests are not an impermissible investment for purposes of the Company's REIT qualification test.

The Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units were exchanged into A OP units during 1999. The OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. At September 30, 1999, the Company charged $152,704 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. At September 30, 1999, the Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. The results of operations for the nine month period ended September 30, 1999 include the cumulative effect of a change in accounting principle related to the Company changing its capitalization policy on certain replacements and improvements (See Note 12). These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

Change in Estimates

During the first quarter, the Company refined certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. This refinement was facilitated, in part, by the migration to the decentralization of certain functions to the properties and also by the upgrading of the Company's information systems. This refinement had the one time effect of reducing net income by approximately $632,000 for the nine month period ended September 30, 1999. In addition, in connection with the Company's adoption of the change in its policy for capitalizing certain replacements (Note 12), the Company reassessed its remaining useful lives of certain appliances and floor covering it had capitalized upon the acquisition of a property. This change in useful lives together with the reduction in the estimated useful lives of certain software from 10 to 7 years had the effect of reducing income by approximately $767,600 for the nine month period ended September 30, 1999. Also, the Company had determined in December 1998 that it would replace certain of its software during 1999. Commencing January 1, 1999, the Company began amortizing the remaining net book value over its revised estimated useful life of one year. This change had the effect of reducing net income by approximately $711,000 for the nine month period ended September 30, 1999.

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

Recent Accounting Pronouncements

Effective December 31, 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130 - Reporting Comprehensive Income. At September 30, 1999, the Company had no items of other comprehensive income requiring additional disclosure. Effective December 31, 1998, the Company implemented SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. All periods have been presented on the same basis.

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

Effective January 1, 1999, the Company adopted Statement of Position No. 98-5 - Reporting on the Cost of Start-Up Activities. At September 30, 1999, there was no material impact of adoption on the provisions of this statement on the Company's financial position, results of operations or cash flow.

2. DEVELOPMENT AND DISPOSITION ACTIVITY

Development Activity

Construction in progress, including the cost of land, for the development of multifamily properties was $31,821,021 and $53,740,292 at September 30, 1999 and December 31, 1998, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for occupancy. Capitalized interest, real estate taxes and insurance aggregated approximately $2,644,877 and $933,190 during the nine month periods ended September 30, 1999 and 1998, respectively. For the nine month period ended September 30, 1999, the construction and leasing of 440 units at three properties were completed at a total cost of $41.3 million. The following schedule details construction in progress at September 30, 1999:

			Placed in
(dollars in thousands)	Number	Costs	Service	September 30, 1999		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	9/30/99	Cost	Cost	Completion

ATLANTA, GEORGIA
Idlewylde	843	$ 4,288	$ -	$3,955	$ 333	2002

ORLANDO, FLORIDA
Windsor at Kirkman Apts.	460	47,526	31,617	1,177	14,732	1999

AVON, OHIO
Village at Avon	312	14,003	5,470	1,824	6,709	2000

Other	-	3,091	-	1,517	1,574
	1,615	$68,908	$37,087(1)	$ 8,473	$23,348

(1) Including land of $2,366.

Disposition Activity

During 1999, the Company sold six operating properties for net cash proceeds of $30 million, resulting in a gain of $13.9 million. The net cash proceeds of $13.4 million which were received from the sale of five operating properties were placed in a trust which restricts the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. These funds are presented in the Consolidated Balance Sheet as restricted cash. The like-kind exchange must occur prior to December 3, 1999. The remaining net cash proceeds were used to pay down the $20 million Medium-Term Note which matured in September 1999.

During September 1999, MIG sold a multifamily property on behalf of a pension fund client. The Company recognized an asset disposition fee of $127,500.

3. PROPERTY HELD FOR SALE

The Company has entered into contracts to sell two of its Market-rate properties. These properties are located in Ohio. The Company sold one of the properties on October 1, 1999 and anticipates that the other asset will be sold during 1999. The net real estate assets of these properties are presented in the Consolidated Balance Sheet as properties held for sale.

4. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 1998:

	Class A			Accumulated	Accumulated
	Cumulative	Common		Dividends	Other	Treasury
	Preferred	Shares	Paid-In	In Excess Of	Comprehensive	Shares
	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)	Total

Balance, Dec. 31, 1998	$56,250,000	$2,262,195	$277,134,988	$(75,991,638)	$ (875)	$ (466,523)	$259,188,147
Net income	-	-	-	18,173,536	-	-	18,173,536
Issuance of 74,994 common
shares	-	7,499	865,436	-	-	-	872,935
Issuance of 21,000
restricted common shares	-	2,100	(2,100)	-	-	-	-
Retired 1,232 restricted
common shares	-	(123)	123	-	-	-	-
Purchase of treasury shares
(1,087,600 shares)	-	-	-	-	-	(12,299,968)	(12,299,968)
Deferred compensation	-	-	12,456	-	-	-	12,456
Common share
dividends declared	-	-	-	(16,578,036)	-	-	(16,578,036)
Preferred share
dividends declared	-	-	-	(4,113,318)	-	-	(4,113,318)
Balance, September 30, 1999	$56,250,000	$2,271,671	$278,010,903	$(78,509,456)	$ (875)	$(12,766,491)	$245,255,752

5. SECURED DEBT

Conventional Mortgage Debt

Conventional mortgages payable are comprised of 31 and six loans at September 30, 1999 and December 31, 1998, respectively, each of which is collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at a fixed rate with the exception of one mortgage note which accrues interest at a variable rate. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through March 2024. The balance of the conventional mortgages was $347.5 million and $52.2 million at September 30, 1999 and December 31, 1998, respectively.

During 1999 through September 30, 1999, the Company received gross proceeds of $296.5 million from project specific, nonrecourse mortgage loans collateralized by 25 properties owned by qualified REIT subsidiaries, having a net book value of $356.3 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The proceeds from these loans were used to pay down the Company's floating rate unsecured line of credit facility and a $20 million Medium-Term Note and to increase the Company's cash balances which may be used to fund construction in progress, fund joint venture opportunities with pension fund clients, and buy back limited quantities of the Company's stock as authorized by the Board of Directors. These mortgage loan documents require escrow deposits for taxes and replacement of project assets. The weighted average maturity of the loans funded in 1999 through September 30, 1999 is 9.64 years, and the weighted average interest rate is 7.54%.

Federally Insured Mortgage Debt

Federally insured mortgage debt which encumbered seven of the properties at September 30, 1999 and December 31, 1998 (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $27.4 million and $27.9 million at September 30, 1999 and December 31, 1998, respectively. Six of the seven federally insured mortgages have a fixed rate and the remaining mortgage ($1.8 million) has a variable rate.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

6. UNSECURED DEBT

Senior Notes

The Senior Notes were issued during 1995 in the principal amounts of $75 million and $10 million and accrue interest at 8.38% and 7.10%, respectively, and mature in 2000 and 2002, respectively. The balance of the $75 million Senior Note, net of unamortized discounts, was $74.9 million at September 30, 1999 and December 31, 1998. The Company intends to pay off the Senior Notes pursuant to a tender offer as provided in Note 14.

Medium-Term Notes Program

The Company had 10 and 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $92.5 million and $112.5 million at September 30, 1999 and December 31, 1998, respectively. During September 1999, a $20 million MTN matured and was paid off using funds from the sale of an operating property and financing proceeds. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 7.33 years at September 30, 1999. The holders of two MTN's with stated terms of 30 years each have a right to repayment in five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity of the MTN's would be 5.44 years.

The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At September 30, 1999, there was $62.5 million of additional MTN borrowings available under the program. However, the Company believes that it may no longer be in a position to access public unsecured debt markets due to revised credit ratings. Moreover, the Company intends to pay off all of its outstanding MTN's pursuant to a tender offer as provided for in Note 14.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of September 30, 1999.

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

Summarized affiliate and joint venture transaction activity follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	1999	1998	1999	1998

Property management fee and other
miscellaneous service revenues - affiliates	$481,980	$712,103	$1,582,980	$1,755,039
- joint ventures	217,610	230,387	669,167	693,941
Painting service revenues - affiliates	96,887	99,011	395,992	281,362
- joint ventures	79,378	85,353	144,003	298,319
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	842,207	990,588	2,855,624	3,147,024
- joint ventures	691,715	635,532	2,075,044	1,918,110
Interest income - affiliates	274	200,417	77,644	692,284
Interest expense - affiliates	(25,656)	(100,230)	(108,235)	(313,360)
- joint ventures	(5,793)	(4,550)	(18,420)	(19,487)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $6,531,334 and $6,677,611 at September 30, 1999 and December 31, 1998, respectively. Included in these amounts was approximately $1.2 million due from a partnership owned in part by certain officers of the Company which was assumed in connection with the MIGRA merger and liquidated subsequent to September 30, 1999 as disclosed in Note 9. There were no payables due to affiliates and joint venture properties at September 30, 1999 and December 31, 1998.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $1,716,975 and $1,479,330 at September 30, 1999, respectively, and $5,555,732 and $880,057 at December 31, 1998, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was 8.3% during the periods ending September 30, 1999 and 1998. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $2,528,248 and $1,705,702 at September 30, 1999, respectively, and $3,174,898 and $2,178,496 at December 31, 1998, respectively.

During 1999, the Company provided an additional reserve of $150,000 with respect to a receivable from a managed but non-owned property. This reserve is reflected as a charge for funds advanced to non-owned properties in the Consolidated Statements of Income.

Notes Receivable

At September 30, 1999 and December 31, 1998, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the nine months ended September 30, 1999, the interest rate charged on this note was approximately 6.6%, with principal due May 1, 2002. The Company recognized interest income of $56,665 and $165,771 for the three and nine month period ending September 30, 1999, respectively, relating to these notes.

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

Under the terms of the Settlement Agreement, HUD has agreed to pay RTA a retroactive rent increase totaling $1,784,467, which represents the outstanding receivable recorded at September 30, 1999 and December 31, 1998. HUD has further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD has agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

HUD's obligations under the Settlement Agreement are conditioned upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At September 30, 1999 and December 31, 1998, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At September 30, 1999, RTA had net assets of approximately $1,827,319, including the retroactive rental receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of approximately $1,935,123. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company. The Company has excluded RTA's results of operations from its Consolidated Statement of Income for 1999. RTA and PVA requested HUD to extend the April 11, 1999 deadline for identification of potential purchasers. HUD granted that request and the deadline was extended to May 31, 1999. The Company believes that RTA and PVA have satisfied their obligation to identify prospective purchasers for those properties.

During the third quarter, RTA, with respect to Rainbow Terrace Apartments, and PVA, with respect to Park Village, entered into contracts to sell those properties, subject to, among other matters, HUD approval. Under the terms of the Settlement Agreement, HUD has the right to approve or disapprove those prospective purchasers. Alternatively, HUD may require RTA and PVA to convey these properties to HUD by deed in lieu of foreclosure. The Company expects HUD to announce its decision soon.

9. PREFERRED AND COMMON SHARES

Common Shares

In 1999, the Company issued 74,994 common shares for the benefit of the former MIGRA shareholders. This issuance was made pursuant to the contingent consideration provisions of the MIGRA merger agreement. These shares were entitled to the dividend payments which were declared on June 21 and October 7, 1999, and amounted to $56,246. Such shares were recorded at their, then, fair value of $872,935 and increased the recorded amount of the intangible asset associated with the purchase of MIGRA. At September 30, 1999, a total of 30,000 shares of the 74,994 shares were held in escrow for the benefit of the former MIGRA shareholders.

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The MIGRA merger agreement provided that such adjustment would be determined on the one-year anniversary of the merger. Accordingly, the Company paid a net of approximately $1.25 million with respect to the purchase price adjustment. The consideration paid was funded by proceeds from the sale, at par (including accrued interest) of a large receivable to affiliates, the former MIGRA shareholders. This purchase price adjustment increased the Company's recorded amount of the intangible asset initially recorded at the date of the merger.

The Company also believes that the conditions for the payment of additional contingent consideration on the second anniversary of the merger pursuant to the MIGRA merger agreement will be satisfied. Such amounts, although not recorded as of September 30, 1999, since the consideration has not yet been exchanged, approximate $3.0 million. It is expected that this amount will increase the Company's recorded intangible asset. Amortization expense of approximately $149,150 was recorded at September 30, 1999 with respect to this portion of the consideration. This second anniversary payment represents the final payment pursuant to the merger agreement.

In June and July 1998, the Company issued 408,314 and 5,139,387 common shares relating to the Company's merger of MIGRA and the related acquisition of eight multifamily properties, respectively.

Treasury Shares

On June 21, 1999, the Company's Board of Directors amended the Company's stock repurchase plan by authorizing up to an additional 2,000,000 common shares to be repurchased by the Company at market prices. The timing of stock purchases are made at the discretion of management. During 1999 and 1998, 1,087,600 and 25,000 shares were repurchased at an aggregate cost of $12,299,968 and $466,523, respectively. The repurchases were funded primarily from operating cash flows and financing proceeds.

Preferred Shares

At September 30, 1999, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"). Dividends on the Perpetual Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Perpetual Preferred Shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the Perpetual Preferred Shares will be redeemable for cash at the option of the Company.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at September 30, 1999 or December 31, 1998.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	1999	1998	1999	1998
Basic Earnings Per Share:
Income before extraordinary item and
cumulative effect of a change in accounting
principle	$ 634,192	$4,551,430	$15,663,116	$14,160,675
Less: Preferred share dividends	1,371,108	1,371,105	4,113,318	4,113,315
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	(736,916)	3,180,325	11,549,798	10,047,360
Less: Extraordinary loss	-	-	1,808,742	124,895
Plus: Cumulative effect of a change in
accounting principle	-	-	4,319,162	-
(Loss) income applicable to common shares	$(736,916)	$3,180,325	$14,060,218	$ 9,922,465

Diluted Earnings Per Share:
Income before extraordinary item and
cumulative effect of a change in accounting
principle	$ 634,192	$4,551,430	$15,663,116	$14,160,675
Less: Preferred share dividends	1,371,108	1,371,105	4,113,318	4,113,315
Add: Minority interest in operating partnership	-	39,353	-	39,353
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	(736,916)	3,219,678	11,549,798	10,086,713
Less: Extraordinary loss	-	-	1,808,742	124,895
Plus: Cumulative effect of a change
in accounting principle	-	-	4,319,162	-
(Loss) income applicable to common shares	$(736,916)	$3,219,678	$14,060,218	$ 9,961,818

Number of Shares:
Basic-average shares outstanding	21,616,511	22,599,498	22,223,514	18,956,420
Dilutive shares	-	-	1,815	-
Add: Operating partnership units		459,719	-	154,924
Diluted-average shares outstanding	21,616,511	23,059,217	22,225,329	19,111,344

Earnings per common share - basic:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle	$ ( .03)	$ .14	$ .52	$ .53
Extraordinary item	$ -	$ -	$ (.08)	$ (.01)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ .19	$ -
Net (loss) income	$ (.03)	$ .14	$ .63	$ .52

Earnings per common share - diluted:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle	$ (.03)	$ .14	$ .52	$ .53
Extraordinary item	$ -	$ -	$ (.08)	$ (.01)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ .19	$ -
Net (loss) income	$ (.03)	$ .14	$ .63	$ .52

Pro forma amounts assuming the new
capitalization policy is applied retroactively:
Net income	$ 634,192	$4,820,030	$13,854,374	$14,614,980
Net (loss) income applicable to common shares	$ (736,916)	$3,448,925	$ 9,741,056	$10,501,665
Per Share Amount - Net (loss) income
applicable to common shares:
Basic	$ (.03)	$ .15	$ .44	$ .55
Diluted	$ (.03)	$ .15	$ .44	$ .55

Options to purchase 1,438,043 and 1,247,274 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, a portion of which has been reflected above using the treasury stock method.

11. INTERIM SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has four reportable segments: (1) Market-rate multifamily properties, (2) Government-Assisted multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Market-rate multifamily properties are Same Store conventional multifamily residential apartments (the operations are not subject to regulation by HUD) and properties acquired or disposed of within one year. The Government-Assisted properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Market-rate and Government-Assisted properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company. All of the Company's segments are located in the United States. During the second quarter of 1999, management revised its reported segments to add a new segment representing Unallocated Corporate Overhead in order to better capture costs not specifically allocated to an individual segment and to isolate these costs from the third party Management and Service Operations. For comparability purposes, the 1998 results have been restated to reflect this revision to the Company's reportable segments.

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

Information on the Company's segments for the three and nine months ended September 30, 1999 and 1998 is as follows:

For the three months ended September 30, 1999
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$ 33,704,909	$ 2,486,193	$ 6,754,215	$ -	$ 42,945,317
Elimination of intersegment revenues	47,760	-	3,642,766	-	3,690,526
Consolidated revenues	$ 33,657,149	$ 2,486,193	$ 3,111,449	$ -	$ 39,254,791

Equity in net income of joint ventures	$ 120,533	$ (14,930)	$ -	$ 525	$ 106,128

*EBITDA-including the proportionate
share of joint ventures	$ 18,853,238	$ 1,502,929	$ 615,155	$(1,975,874)	$ 18,995,448

Total assets	$789,258,150	$12,711,445	$51,457,095	$11,328,670	$864,755,360
Capital expenditures, gross	$ 11,153,829	$ 455,408	$ 658,164	$ -	$ 12,267,401

	For the nine months ended September 30, 1999
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$100,672,681	$ 7,420,240	$19,661,664	$ -	$127,754,585
Elimination of intersegment revenues	143,220	-	10,976,533	-	11,119,753
Consolidated revenues	$100,529,461	$ 7,420,240	$ 8,685,131	$ -	$116,634,832

Equity in net income of joint ventures	$ 259,757	$ (3,655)	$ -	$ 87,396	$ 343,498

*EBITDA-including the proportionate
share of joint ventures	$ 57,464,320	$ 4,525,540	$ 2,263,462	$(7,962,531)	$ 56,290,791

Total assets	$789,258,150	$12,711,445	$51,457,095	$11,328,670	$864,755,360
Capital expenditures, gross	$ 31,782,144	$ 402,717	$ 1,034,848	$ -	$ 33,219,709

	For the three months ended September 30, 1998
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$33,765,323	$2,454,069	$6,555,413	$ -	$ 42,774,805
Elimination of intersegment revenues	47,500	-	3,493,943	-	3,541,443
Consolidated revenues	$33,717,823	$2,454,069	$3,061,470	$ -	$ 39,233,362

Equity in net income of joint ventures	$ 111,629	$ (5,679)	$ -	$ -	$ 105,950

*EBITDA-including the proportionate
share of joint ventures	$ 18,753,626	$ 1,470,505	$ 493,524	$(1,428,310)	$ 19,289,345

Total assets	$753,093,049	$13,358,388	$38,319,337	$ 9,270,351	$814,041,125
Capital expenditures, gross	$ 25,793,408	$ 234,299	$ 6,085,430	$ -	$ 32,113,137

	For the nine months ended September 30, 1998
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$89,095,532	$ 7,406,975	$16,867,593	$ -	$113,370,100
Elimination of intersegment revenues	142,500	-	10,439,199	-	10,581,699
Consolidated revenues	$88,953,032	$ 7,406,975	$6,428,394	$ -	$102,788,401

Equity in net income of joint ventures	$ 292,620	$ 20,219	$ -	$ -	$ 312,839

*EBITDA-including the proportionate
share of joint ventures	$51,781,944	$ 4,631,836	$ 1,016,871	$(3,370,889)	$ 54,059,762

Total assets	$753,093,049	$13,358,388	$38,319,337	$ 9,270,351	$814,041,125
Capital expenditures, gross	$266,018,385	$ 828,653	$ 7,118,378	$ -	$273,965,416

*Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

A reconciliation of total segment EBITDA to total consolidated net income for the three and nine months ended September 30, 1999 and 1998 is as follows:

	For the three months ended		For the nine months ended
	September 30		September 30,
	1999	1998	1999	1998

Total EBITDA for reportable segments	$18,995,448	$19,289,345	$56,290,791	$54,059,762
EBITDA-proportionate share of joint ventures	(687,678)	(656,712)	(2,158,818)	(1,957,563)
Equity in net income of joint ventures	106,128	105,950	343,498	312,839
Depreciation and amortization	(8,985,719)	(7,082,905)	(25,590,627)	(18,105,384)
Interest expense	(10,089,051)	(7,346,108)	(27,445,198)	(20,890,667)
Interest income	473,219	251,979	984,248	780,498
Income taxes	(227,830)	(10,119)	(640,781)	(38,810)
Extraordinary item - loss	-	-	(1,808,742)	(124,895)
Gain on sale of operating properties	1,049,675	-	13,880,003	-
Cumulative effect of a change in accounting
principle	-	-	4,319,162	-
Consolidated net income	$ 634,192	$ 4,551,430	$18,173,536	$14,035,780

12. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the nine months ended September 30, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $2,642,064 or $.12 per share (basic and diluted) and $5,530,903 or $.25 per share (basic and diluted) for the three and nine months ended September 30, 1999, respectively. The pro forma amounts shown on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the three and nine months ended September 30, 1998 which increased net income by $268,600 or $.01 per share - basic and diluted and $579,200 or $.03 per share - basic and diluted, respectively.

13. PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the 13 property acquisitions completed in 1998, (ii) the merger of MIGRA in 1998, (iii) the sale of a property in 1998, (iv) the exclusion of Rainbow Terrace Apartments operating results, and (v) the sale of the six operating properties in 1999. The following unaudited supplemental pro forma operating data for 1999 is presented to reflect, as of January 1, 1999, the effects of the sale of the six operating properties in 1999.

	For the nine months
	ended September 30,
	1999	1998
(In thousands, except per share amounts)

Revenues	$113,117	$106,317
*Net income	465	9,932
*(Loss)/income applicable to common shares (Basic and Diluted)	(3,648)	5,818
Earnings per common shares (Basic and Diluted)	$ (.16)	$ .26
Weighted average number of common shares outstanding:
- Basic	22,224	22,224
- Diluted	22,225	22,225
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

14. SUBSEQUENT EVENTS

Disposition Activity

On October 1, 1999, the Company sold one of its Market-rate properties for net cash proceeds of $2.2 million, resulting in a gain of $1.4 million. The net cash proceeds will be used to pay a portion of the Company's common share dividend.

On October 29, 1999, one of MIG's advisory client's sold a property that MIG was managing and advising which generated $335,000 of disposition fee income. The Company recognized management fees of $46,080 for the nine months ended September 30, 1999.

Dividends Declared and Paid

On October 7, 1999, the Company declared a dividend of $0.375 per common share for the quarter ending September 30, 1999, which was paid on November 1, 1999 to shareholders of record on October 15, 1999.

Secured Financing

On October 8, 1999, the Company collateralized a mortgage on one property for $13.3 million in a project specific, non-recourse loan from The Chase Manhattan Bank. The loan will mature in 8 years with an interest rate of 7.86%. The proceeds from this loan are being used to fund construction in progress, fund joint venture opportunities with pension fund clients, and repurchase a limited number of the Company's common shares as authorized by the Board of Directors.

Cash Tender Offers for Unsecured Debt Securities

On October 21, 1999, the Company commenced cash tender offers and concurrent consent solicitations for all of the Company's outstanding unsecured debt securities. The vote of the holders of a simple majority of the principal amount of outstanding notes voting together as one class was required to obtain the requisite consents. The initial offer provided for a discount to par; however, on November 3, 1999, the Company had not received the requisite consents. The Company has notified the noteholders that it will tender the notes for par. The Company intends to fund the tender offers with project specific, non-recourse loans from The Chase Manhattan Bank and a secured line of credit from National City Bank. The loans will be collateralized by individual mortgages on as many as 31 properties. This structure is intended to give the Company more operating and financial flexibility than that under the indenture governing the notes.

Upon completion of the revised tender and the related financing, the Company's total debt structure will consist of approximately $560 million in long-term, secured, fixed rate financing, encumbering approximately 66 properties (excluding 7 unconsolidated joint venture properties). The Company owns an additional 21 properties that will remain unencumbered at the completion of the tender and the related financing.

The tender offers and consent solicitations are being made pursuant to an Offer to Purchase and Consent Solicitation Statement and related materials, which set forth the terms of the tender offers and consent solicitations. The tender offers are, among other matters, expressly conditional upon the successful consummation of the secured financing. The Company expressly reserves the right, in its sole discretion, to terminate the tender offers and the consent solicitations.

Under the revised terms of the offers and solicitations, investors who tender their securities prior to the Consent Date will receive the revised consideration of $975 per $1,000 principal amount plus a Consent Fee of $25 per $1,000 Note; investors tendering after that date will receive the new purchase price but not the Consent Fee. Investors who have previously validly tendered their notes will receive the increased purchase price, as well as the Consent Fee. In either event, accrued and unpaid interest will be paid up to, but excluding the settlement date of the tender offers.

On November 5, 1999, the Company received consents from holders of more than a majority in aggregate principal amount of its outstanding notes pursuant to the amended terms of its cash tender offers and concurrent consent solicitations for all of its outstanding senior and medium-term notes totaling $177.5 million in principal. Accordingly, the Company and the trustee for the notes will execute a supplemental indenture containing the proposed amendments approved by noteholders, which becomes effective upon acceptance by the Company for payment of all notes validly tendered pursuant to the tender offers.

Upon completion of this transaction, the Company will recognize an extraordinary charge of approximately $1.6 million which represents a write off of deferred finance costs related to the termination of these unsecured debt securities.

Management Contract Cancellation

On October 1, 1999, the management contracts on two non-owned commercial properties were canceled. The Company recognized management fees of $27,562 for the nine months ended September 30, 1999.

The owners of two non-owned managed properties have contracted to sell these properties. Upon the sale of these properties, it is likely that the management contracts will be canceled. The Company recognized management fees of $10,708 for the nine months ended September 30, 1999.

ASSOCIATED ESTATES REALTY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Overview

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the acquisition, development, ownership and management of multifamily properties. In connection with the merger of MIG Realty Advisors, Inc. ("MIGRA") on June 30, 1998, the Company also acquired the property and advisory management businesses of several of MIGRA's affiliates and the right to receive certain asset management fees, including disposition and incentive fees, that would have otherwise been received by MIGRA upon the sale of certain of the properties owned by institutions advised by MIGRA. MIG II Realty Advisors, Inc. ("MIG") MIGRA's successor, is a registered investment advisor and also functions as a mortgage banker and as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions and dispositions, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset management, property management, investment advisory and mortgage servicing operations, including those of the prior MIG affiliates, are collectively referred to herein as the "MIGRA Operations".

At September 30, 1999, the Company owned directly or indirectly, or was a joint venture partner in 96 multifamily properties containing 20,868 units. Of these properties, 71 were located in Ohio, 11 in Michigan, two in Florida, two in Georgia, three in Maryland, one in North Carolina, one in Texas, one in Arizona, three in Indiana and one in Pennsylvania. Additionally, the Company managed 53 non-owned properties, 47 of which were multifamily properties consisting of 11,261 units (16 of which are owned by various institutional investors consisting of 5,751 units) and six of which were commercial properties containing an aggregate of approximately 621,000 square feet of gross leasable area. Through affiliates, collectively referred to as the "Service Companies", the Company provides property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

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

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During the remainder of 1999 and 2000, approximately $.9 million and $93.2 million, respectively, of the Company's debt will mature. Although the Company may no longer be in a position to access public unsecured debt markets due to revised credit ratings, the Company believes it has adequate alternatives available to provide for its liquidity needs including new secured borrowings and property sales proceeds.

Financing:

During 1999 through November 9, 1999, the Company has received proceeds of $309.8 million in project specific, nonrecourse mortgage loans which are collateralized by 26 properties owned by qualified REIT subsidiaries, having a net book value of $375.2 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. Most of the proceeds from these loans were used to pay down the Company's floating rate unsecured line of credit facility and a $20 million Medium-Term Note. The proceeds were also used to increase the Company's cash balances which will be used to fund construction in progress, fund joint venture opportunities with pension fund clients, and buy back limited quantities of the Company's stock as authorized by the Board of Directors. There are no cross-default or cross-collateralization provisions in the mortgages. After repayment of the unsecured line of credit facility, the Company's total floating rate debt outstanding was reduced to $18.1 million, and all outstanding unsecured floating rate debt was repaid. These nonrecourse financings had the effect of increasing the Company's weighted average debt maturity from approximately 4 years to approximately 9 years.

Cash Tender Offers for Unsecured Debt Securities:

On October 21, 1999, the Company commenced cash tender offers and concurrent consent solicitations for all of the Company's outstanding unsecured debt securities. The vote of the holders of a simple majority of the principal amount of outstanding notes voting together as one class was required to obtain the requisite consents. The initial offer provided for a discount to par; however, on November 3, 1999, the Company had not received the requisite consents. The Company has notified the noteholders that it will tender the notes for par. The Company intends to fund the tender offers with project specific, non-recourse loans from The Chase Manhattan Bank and a secured line of credit from National City Bank. The loans will be collateralized by individual mortgages on as many as 31 properties. This structure is intended to give the Company more operating and financial flexibility than that under the indenture governing the notes.

Upon completion of the revised tender and the related financing, the Company's total debt structure will consist of approximately $560 million in long-term, secured, fixed rate financing, encumbering approximately 66 properties (excluding 7 unconsolidated joint venture properties). The Company owns an additional 21 properties that will remain unencumbered at the completion of the tender and the related financing.

The tender offers and consent solicitations are being made pursuant to an Offer to Purchase and Consent Solicitation Statement and related materials, which set forth the terms of the tender offers and consent solicitations. The tender offers are, among other matters, expressly conditional upon the successful consummation of the secured financing. The Company expressly reserves the right, in its sole discretion, to terminate the tender offers and the consent solicitations.

Under the revised terms of the offers and solicitations, investors who tender their securities prior to the Consent Date will receive the revised consideration of $975 per $1,000 principal amount plus a Consent Fee of $25 per $1,000 Note; investors tendering after that date will receive the new purchase price but not the Consent Fee. Investors who have previously validly tendered their notes will receive the increased purchase price, as well as the Consent Fee. In either event, accrued and unpaid interest will be paid up to, but excluding the settlement date of the tender offers.

On November 5, 1999, the Company received consents from holders of more than a majority in aggregate principal amount of its outstanding notes pursuant to the amended terms of its cash tender offers and concurrent consent solicitations for all of its outstanding senior and medium-term notes totaling $177.5 million in principal. Accordingly, the Company and the trustee for the notes will execute a supplemental indenture containing the proposed amendments approved by noteholders, which becomes effective upon acceptance by the Company for payment of all notes validly tendered pursuant to the tender offers.

Upon completion of this transaction, the Company will recognize an extraordinary charge of approximately $1.6 million which represents a write off of deferred finance costs related to the termination of these unsecured debt securities.

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

Fifty-two (40 Market-rate Properties which refers to the Core and Acquired/Disposed Property portfolios and 12 Government-Assisted Properties) of the Company's 89 (76 Market-rate Properties and 13 Government-Assisted Properties) wholly owned properties were unencumbered at September 30, 1999 with annualized EBITDA of approximately $57.2 million (approximately $47.8 million represents the Market-rate Properties and approximately $9.4 million represents the Government-Assisted Properties) and a historical gross cost basis of approximately $336.4 million (approximately $300.9 million represents the Market-rate Properties and approximately $35.5 million represents the Government-Assisted Properties). The remaining 37 of the Company's wholly owned properties, (all of which are Market-rate Properties except one which is a Government-Assisted Property), have an historical gross cost basis of $555.6 million ($553.0 million represents the Market-rate Properties and $2.6 million represents the Government-Assisted Property) and secured property specific debt of $374.9 million ($1.8 million relates to the Government-Assisted Property) at September 30, 1999. Unsecured debt, which totaled $177.5 million at September 30, 1999, consisted of $92.5 million in Medium-Term Notes and $85 million of Senior Notes. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.3 million at September 30, 1999. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.28% at September 30, 1999.

After considering the effect of the October 8, 1999 $13.3 million mortgage refinancing of one property, 51 (39 Market-rate Properties and 12 Government-Assisted Properties) of the Company's 89 (76 Market-rate Properties and 13 Government-Assisted Properties) wholly owned properties remain unencumbered with annualized EBITDA of approximately $56.6 million (approximately $47.2 million represents the Market-rate Properties and approximately $9.4 million represents the Government-Assisted Properties) and a historical gross cost basis of approximately $316.7 million (approximately $281.2 million represents the Market-rate Properties and approximately $35.5 million represents the Government-Assisted Properties). The remaining 38 of the Company's wholly owned properties, (all of which are Market-rate Properties except one which is a Government-Assisted Property), have a historical gross cost basis of $575.4 million ($572.8 million represents the Market-rate Properties and $2.6 million represents the Government-Assisted Property).

Medium-Term Notes Program

The Company had 10 and 11 Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $92.5 million and $112.5 million at September 30, 1999 and December 31, 1998, respectively. During September 1999, a $20 million MTN matured and was paid off using funds from the sale of an operating property and financing proceeds. The principal amounts of these MTN's range from $2.5 million to $20 million and bear interest from 6.18% to 7.93% over terms ranging from two to 30 years, with a stated weighted average maturity of 7.33 years at September 30, 1999. The holders of two MTN's with stated terms of 30 years each have a right to repayment in five and seven years from the issue date of the respective MTN. If these holders exercised their right to prepayment, the weighted average maturity of the MTN's would be 5.44 years.

The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At September 30, 1999, there was $62.5 million of additional MTN borrowings available under the program. However, the Company may no longer be in a position to access public unsecured debt markets due to revised credit ratings.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There are no interest rate protection agreements outstanding as of September 30, 1999.

Registration statements:

The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. The total amount of the shelf filing includes a $102.5 million MTN Program of which MTN's totaling $40.0 million have been issued leaving $62.5 million available. The securities may be offered from time to time at prices and upon terms to be determined at the time of sale. However, due to the currently depressed price of the Company's common shares and downgrades of the Company's public debt and preferred stock ratings in March, June, July and October 1999, it is unlikely that the Company will be in a position to offer any securities under its shelf registration statement in the near future.

Operating Partnership:

The Company entered into an operating partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units were exchanged into A OP units effective June 30, 1999. The OP units may, under certain circumstances, become exchangeable into common shares of the Company on a one-for-one basis. The Class A unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. At September 30, 1999, the Company charged $152,704 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. At September 30, 1999, the Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive nor were entitled to receive any cash distributions from the operating partnership.

Merger Contingent Consideration Paid and Payable:

Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitle the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (approximately 74,994 common shares at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $2,982,917 worth of common shares of the Company of which $872,935 is based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration was paid and $2,109,982 is based on a closing price of $23.63 per the merger agreement. The obligation of the Company to issue common shares on the second issuance date was contingent upon the issuance of a certificate of occupancy for the Windsor Pines property and the MIGRA stockholders' submission to the Company of multifamily property acquisition opportunities with an aggregate gross asset value of at least $50 million and an average yield of at least 85% of the pro forma yield of the properties being acquired by the Company in connection with the acquisitions (the "Minimum Yield"). The obligation of the Company to issue common shares on the third issuance date is contingent upon the issuance of a certificate of occupancy for the Windsor at Kirkman property and the MIGRA stockholders' submission to the Company of an additional $50 million of multifamily property acquisition opportunities with the Minimum Yield.

In 1999, the Company issued 74,994 common shares for the benefit of the former MIGRA shareholders. This issuance was made pursuant to the contingent consideration provisions of the MIGRA merger agreement. These shares were entitled to the dividend payments which were declared on June 21 and October 7, 1999, and amounted to $56,246. Such shares were recorded at their, then, fair value of $872,935 and increased the recorded amount of the intangible asset associated with the purchase of MIGRA. At September 30, 1999, a total of 30,000 shares of the 74,994 shares were held in escrow for the benefit of the former MIGRA shareholders.

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The MIGRA merger agreement provided that such adjustment would be determined on the one-year anniversary of the merger. Accordingly, the Company paid a net of approximately $1.25 million with respect to the purchase price adjustment. The consideration paid was funded by proceeds from the sale, at par (including accrued interest) of a large receivable to affiliates, the former MIGRA shareholders. This purchase price adjustment increased the Company's recorded amount of the intangible asset initially recorded at the date of the merger.

The Company also believes that the conditions for the payment of additional contingent consideration on the second anniversary of the merger pursuant to the MIGRA merger agreement will be satisfied. Such amounts, although not recorded as of September 30, 1999, since the consideration has not yet been exchanged, approximate $3.0 million. It is expected that this amount will increase the Company's recorded intangible asset. Amortization expense of approximately $149,150 was recorded at September 30, 1999 in respect of this portion of the consideration. This second anniversary payment represents the final payment pursuant to the merger agreement.

Acquisitions, development and dispositions:

Any future multifamily property acquisitions or development would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed Funds From Operations, or secured debt financings.

The Company currently has letters of intent to purchase one multifamily property, located in Lawrenceville, Georgia, containing an aggregate of 308 units for a total purchase price of approximately $23.4 million and a 24 acre parcel of land located in Cranberry Township, Pennsylvania on which the Company plans to construct 436 units for a total purchase price of approximately $2.1 million. The Company may finance the acquisition of the multifamily property or may purchase the property in a joint venture transaction using the funds received from the sale of five operating properties, which have been set aside to execute a like-kind exchange and proceeds received from the project specific, nonrecourse mortgage refinancing.

For the nine month period ended September 30, 1999, the Company completed the construction and leasing of 440 units at three of the Company's development properties.

The Company is in the process of constructing or planning the construction of an additional 1,615 units to be owned by the Company as follows:

		Additional	Anticipated
Property	Location	Units	Completion

Idlewylde	Atlanta, Georgia	843	2nd Qtr. 2002
Village at Avon	Avon, Ohio	312	4th Qtr. 2000
Windsor at Kirkman Apartments	Orlando, Florida	460	4thQtr. 1999
		1,615

The Company is exploring opportunities to dispose of some of its joint venture, Government-Assisted and congregate care multifamily properties and 22 Market-rate Properties (18 located in Ohio and four located in Michigan). The Company has retained a financial advisor to evaluate the alternatives relating to the disposition of its ownership of some of its Government-Assisted properties.

On October 29, 1999, one of MIG's advisory client's sold a property that MIG was managing and advising which generated $335,000 of disposition fee income. The Company recognized management fees of $46,080 for the nine months ended September 30, 1999.

During September 1999, MIG sold a multifamily property on behalf of a pension fund client. The Company recognized an asset disposition fee of $127,500 and management fees of $70,700 for the nine months ended September 30, 1999.

On August 17, 1999, the Company entered into a contract to sell one of its Northeast Ohio Market-rate properties. The Company anticipates that this asset will be sold during 1999. The net real estate assets of this property is presented in the Consolidated Balance Sheet as property held for sale.

The sale of any or all of these assets may have either an accretive or dilutive effect on earnings depending upon the application of proceeds derived from the sale, which will not be known until shortly before or at the time of sale.

During 1999, the Company sold seven operating properties for net cash proceeds of $32.2 million, resulting in a gain of $15.3 million. The net cash proceeds of $13.4 million which were received from the sale of five operating properties were placed in a trust which restricts the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. These funds are presented in the Consolidated Balance Sheet as restricted cash. The like-kind exchange must occur prior to December 3, 1999.

MIG has two properties under contract to be acquired for two of its advisory clients, which will be managed in accordance with the terms of advisory contracts currently in place.

Management Contract Cancellation:

On January 13, 1999, the Company terminated its management contract for Longwood Apartments, which resulted in a loss of management fee income for the nine months ended September 30, 1999 of approximately $222,000. Moreover, pursuant to the terms of the HUD Settlement Agreement discussed in Note 7 of the notes to the financial statements, the Company may terminate its management contract for Park Village Apartments, which will result in a partial loss of management fee income in 1999. The management fees collected for Park Village Apartments for the nine months ended September 30, 1999 were $16,007.

In addition, pursuant to the terms of a separate settlement agreement with affiliates entered into in conjunction with the settlement agreement with the Corporation as discussed in Note 8, the Company has agreed to end its management of two commercial properties owned by certain affiliated persons upon 60 days prior written notice from the respective owners of those properties. Effective October 1, 1999, the management contracts of these commercial properties were canceled. The management fees generated from these two commercial properties were $27,562 for the nine months ended September 30, 1999.

In March 1999, the Company lost management fees from Euclid Medical & Commercial Arts Building, a non-owned commercial property, because of foreclosure proceedings. The management fees generated from this property for the three months ended March 31, 1999 were $20,728; no fees were recognized for the period after March 31, 1999. Additionally, due to the sale of a property in September 1999, the Company has lost management fees from a managed, but non-owned property. The management fees generated from this property for the nine months ended September 30, 1999 were $7,835.

In addition, if the Company proceeds with the proposed sale of its interests in certain joint venture properties, the Company would no longer receive the management fees attributable to those properties and one other property. The management fees net of consulting fees generated for these properties for the nine months ended September 30, 1999 were $649,125. Certain third party owners of properties currently managed by the Company have entered into contracts to sell those properties, subject to certain contingencies. To the extent those third party owned properties are sold, the Company would similarly no longer receive the management fees generated from the respective properties. The aggregate management fees generated for these properties for the nine months ended September 30, 1999 were $313,620.

The owners of two non-owned managed properties have contracted to sell these properties. Upon the sale of these properties, it is likely that the management contracts will be canceled. The Company recognized management fees of $10,708 for the nine months ended September 30, 1999.

The impact of the loss of management fee revenues would generally be partially offset by a reduction in operating expenses.

Dividends:

On October 7, 1999, the Company declared a dividend of $0.375 per common share for the quarter ending September 30, 1999, which was paid on November 1, 1999 to shareholders of record on October 15, 1999. The common share dividend was reduced to $0.375 from $0.465 in order to reduce the Company's dividend payout ratio. On August 17, 1999, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which was paid on September 15, 1999 to shareholders of record on September 1, 1999. At the current dividend level, the Company is a net borrower and will continue to monitor earnings expectations to determine if any changes should be made with respect to the dividend policy.

Cash flow sources and applications:

Net cash provided by operating activities increased $1,766,100 from $30,168,600 to $28,402,500 for the nine months ended September 30, 1999 when compared with the nine months ended September 30, 1998. This increase was the result of increases in depreciation and amortization, restricted cash, accounts and notes receivable and other operating assets and liabilities offset by funds received from accounts and notes receivable of affiliates and joint ventures and decreases in funds held for non-owned managed properties as well as an increase in accounts payable and accrued expenses and funds held for non-owned managed properties of affiliates and joint ventures.

Net cash flows used for investing activities of $16,531,100 for the nine months ended September 30, 1999 were primarily used for the development of multifamily real estate and capital expenditures.

Net cash flows used for financing activities of $1,360,100 for the nine months ended September 30, 1999 were primarily comprised of proceeds received from the mortgage financing of 25 properties. Funds were also used to pay dividends on the Company's common and Perpetual Preferred Shares as well as repayments on the Line of Credit and a $20 million MTN that matured in September 1999.

During the remainder of 1999 and 2000, approximately $94.1 million of the Company's debt will mature. The Company intends to repay any such debt as it matures through a combination of new secured borrowings and property sales proceeds. The Company intends to pay off all of its outstanding Senior Notes and MTN's pursuant to the tender offer described herein.

RESULTS OF OPERATIONS

Comparison of the quarter ended September 30, 1999 to the quarter ended September 30, 1998

In the following discussion of the comparison of the quarter ended September 30, 1999 to the quarter ended September 30, 1998, Market-rate Properties refers to the Same Store-Market Rate ("Same Store") and Acquired/Disposed Property portfolios. Same Store Properties represents 28 of the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 52 properties acquired in separate transactions or developed by the Company during 1994 through June 30, 1998 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired/Disposed Properties refers to six properties which were acquired between July 1, 1998 and September 30, 1999 as well as the newly constructed and repositioned properties, the sale of six operating properties and Rainbow Terrace Apartments.

Overall, total revenue increased $21,400 or 0.05% and total expenses increased $4,939,700 or 14.2% for the quarter. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares decreased $3,917,200 or 123.2%.

During the quarter ended September 30, 1999, the Market-rate Properties generated total revenues of $33,657,100 while incurring property operating and maintenance expenses of $15,638,500. Of these amounts, the Acquired/Disposed and Same Store Properties contributed total revenues of $5,340,200 and $28,316,900, respectively, while incurring property operating and maintenance expenses of $2,579,500 and $13,059,000, respectively. The Government-Assisted Properties generated total revenues of $2,486,200 while incurring property operating and maintenance expenses of $996,100 for the quarter ended September 30, 1999.

Rental Revenues:

Rental revenues increased $320,200 or 0.89% for the quarter. Rental revenues from the Acquired/Disposed Properties increased $619,400 for the quarter. Occupancy and unit rents at the Same Store Properties and Government-Assisted Properties resulted in a decrease of $404,200 or 1.42% and an increase of $31,244 or 1.3%, respectively, in rental revenue from these properties.

Other Revenues:

Other income decreased $140,500 or 15.5% for the quarter. The decrease is due primarily to the receipt of a workers compensation refund during the third quarter of 1998.

The Company recognized property and asset management fee revenues of $1,287,100 and $611,400, respectively, for the quarter ended September 30, 1999 as compared to $1,426,700 of property management fees and $636,100 of asset management fees for the quarter ended September 30, 1998. The decrease in property and asset management fee revenues is primarily due to the loss of management contracts and sale of an advisory client.

The Company recognized asset disposition fee revenue of $127,500 and $0 for the quarters ended September 30, 1999 and 1998, respectively. The fee relates to MIG selling a multifamily property on behalf of a pension fund client in September 1999.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $63,200 or 0.38% for the quarter. Property operating and maintenance expenses at the Acquired/Disposed Properties decreased $98,900 for the quarter due primarily to the operating and maintenance expenses incurred at the 6 properties acquired in 1998, the newly constructed properties of The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Same Store Properties increased $196,700 or 1.5% when compared to the three months ended September 30, 1998 primarily due to increases in personnel and real estate and local taxes. Property operating and maintenance expenses at the Government-Assisted Properties decreased $34,700 or 2.1% for the quarter

Other expenses:

Depreciation and amortization increased $1,902,800 or 26.9% for the quarter primarily due to the increased depreciation expense recognized on the Acquired/Disposed Properties and the additional depreciation as a result of the adoption of the new capitalization policy as well as the amortization expense of the intangible assets associated with the merger with MIGRA. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

General and administrative expenses increased $523,200 or 17% for the quarter. This increase is primarily attributable to payroll and related expenses and other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services. The increase related to general and administrative expenses of approximately $699,200 is classified as Unallocated Corporate Overhead.

Interest expense increased $2,742,900 or 37.3% for the quarter primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 25 properties owned by the REIT.

The gain on sale of properties of $1,049,700 for 1999 resulted from the sale of an operating property.

Net income applicable to common shares:

Net income applicable to common shares is equal to net income less dividends on the Perpetual Preferred Shares of $1,371,100.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

In the following discussion of the comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998, Market-rate Properties refers to the Same Store and Acquired/Disposal Property portfolios. Same Store Properties represents 28 of the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO, the 41 properties acquired in separate transactions or developed by the Company during 1994 and 1997 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired/Disposed Properties refers to 17 properties which were acquired between January 1, 1998 and September 30, 1999 as well as the newly constructed and repositioned properties, the sale of six operating properties and Rainbow Terrace Apartments.

Overall, total revenue increased $13,846,400 or 13.5% and total expenses increased $26,141,300 or 29.4% for the nine month period. Net income applicable to common shares after deduction for the dividends on the Company's Perpetual Preferred Shares increased $4,137,800 or 41.7%.

During the nine months ended September 30, 1999, the Market-rate Properties generated total revenues of $100,529,500 while incurring property operating and maintenance expenses of $45,512,800. Of these amounts, the Acquired/Disposed and Same Store Properties contributed total revenues of $35,302,900 and $65,226,500, respectively, while incurring property operating and maintenance expenses of $16,165,000 and $29,347,800 respectively. The Government-Assisted Properties generated total revenues of $7,420,200 while incurring property operating and maintenance expenses of $3,007,800 for the nine months ended September 30, 1999.

Rental Revenues:

Rental revenues increased $11,820,500 or 12.3% for the nine month period. Rental revenues from the Acquired/Disposed Properties increased $11,616,500 for the nine month period. Occupancy and suite rents at the Same Store and Government-Assisted Properties resulted in an increase of $98,000 or .15% and $15,900 or .22%, respectively, in rental revenue from these properties.

Other Revenues:

The Company recognized property and asset management fee revenues of $3,912,200 and $1,785,500, respectively, for the nine months ended September 30, 1999 as compared to $3,256,700 of property management fees and $636,100 of asset management fees for the nine months ended September 30, 1998. The increase in property and asset management fee revenues is primarily due to additional fees earned by MIGRA relating to their institutional investor clients.

The Company recognized asset acquisition fee revenue of $121,700 and $0 for the nine months ended September 30, 1999 and 1998, respectively. The fee relates to MIG acquiring a multifamily property on behalf of a pension fund client in May 1999.

The Company recognized asset disposition fee revenue of $127,500 and $0 for the nine months ended September 30, 1999 and 1998, respectively. The fee relates to MIG selling a multifamily property on behalf of a pension fund client in September 1999.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $6,810,200 or 16.3% for the nine month period. Property operating and maintenance expenses at the Acquired/Disposed Properties increased $5,131,200 or 46.5% for the nine month period due primarily to the operating and maintenance expenses incurred at the 17 properties acquired between January 1, 1998 and September 30, 1999 as well as the newly constructed and repositioned properties. Property operating and maintenance expenses at the Same Store Properties increased $1,532,500 or 5.5% when compared to the prior nine month period primarily due to increases in personnel, advertising, utilities, real estate taxes and local taxes, and the one time effect of refining certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. Property operating and maintenance expenses at the Government-Assisted Properties increased $66,700 or 2.3% for the nine month period due primarily to an increase in other operating expenses.

Other expenses:

Depreciation and amortization increased $7,485,200 or 41.3% for the nine months ended September 30, 1999 primarily due to the increased depreciation expense recognized on the Acquired/Disposed Properties and the additional depreciation as a result of the adoption of the new capitalization policy as well as the amortization expense of the intangible assets associated with the merger with MIGRA. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

General and administrative expenses increased $5,450,500 or 81.2% for the nine months ended September 30, 1999. This increase is primarily attributable to increased payroll and related expenses arising principally from the MIGRA merger as well as from increased employee headcount and wages, and other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services. During the second quarter of 1999, a severance benefit of $550,000 was paid to an executive officer of the Company. The increase related to general and administrative expenses of approximately $4,528,700 is classified as Unallocated Corporate Overhead.

Interest expense increased $6,554,500 or 31.4% for the nine months ended September 30, 1999 primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 25 properties owned by the REIT.

The Company recognized a charge for funds advanced to a non-owned property totaling $150,000 for the nine months ended September 30, 1999. The Company is continuing its collection efforts in connection with this receivable.

The gain on sale of properties of $13,880,000 for 1999 resulted from the sale of six operating properties.

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

Cumulative effect:

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations to the capitalization method. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the nine months ended September 30, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $5,530,903 or $.25 per share (basic and diluted) for the nine months ended September 30, 1999. The pro forma amounts shown on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the nine months ended September 30, 1998 of which increased net income by $579,200 or $.03 per share (basic and diluted).

Net income applicable to common shares:

Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $4,113,300.

Equity in net income of joint ventures:

The combined equity in net income of joint ventures increased $200 or 0.17% and $30,700 or 9.8% for the three and nine months ended September 30, 1999 and 1998, respectively. The increase is due primarily to a decrease in the costs of operations.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and nine months ended September 30, 1999 and 1998.

	For the three months ended		For the nine months
	September 30,		ended September 30,
	1999	1998	1999	1998

Beneficial interests in
joint venture operations
Rental revenue	$1,726,249	$1,750,253	$5,254,486	$5,222,613
Cost of operations	1,038,571	1,093,541	3,095,668	3,265,050
	687,678	656,712	2,158,818	1,957,563
Interest income	2,674	3,653	13,982	18,423
Interest expense	(428,418)	(434,836)	(1,373,394)	(1,307,784)
Depreciation	(142,946)	(106,559)	(418,491)	(319,135)
Amortization	(12,861)	(13,020)	(37,417)	(36,228)
Net income	$ 106,127	$ 105,950	$ 343,498	$ 312,839

Outlook

The long term goal for the Company is to acquire and develop a portfolio of economically and geographically diversified institutional quality multifamily assets. The goal extends to the effective and efficient operation and management of those assets. Implementation of this goal will be through balanced investment in direct acquisition and co-investment with institutional investors.

It is expected that individual acquisitions will be primarily located in the select metropolitan areas of Atlanta, Washington, D.C., Orlando, South Florida and Tampa until operational efficiencies are maximized. Management believes that these markets offer excellent diversification characteristics as well as growth potential. Over the next several years, the Company's focus is expected to expand to multiple major markets. In addition to these direct investment markets, the Company plans to co-invest with institutional clients in many markets that are in the long term investment horizon. As with all growth markets at this time, new development is active in these markets. The Company's market research and operational experience in these areas will guide site selection and pricing.

Investing for and with institutional investors is a major component of the Company's growth strategy. The recent allocation from two advised clients for discretionary multifamily acquisition will enhance the Company's acquisition efforts. Purchases on behalf of these clients are expected to improve operational efficiency and generate advisory income.

In addition to acquisitions on behalf of advised clients, the Company is initiating co-investment with institutional investors. These co-investments will include both purchase and development opportunities. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek the high yields anticipated with development. The expected equity division for both co-investment forms is 25% to 49% from the Company and 51% to 75% from institutional investors.

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

Inflation

Management's belief is that any effects of minor inflation fluctuations would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. In addition, the fixed rate nature of the Company's current debt obligations virtually eliminates any negative effect of inflation on income.

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 1999, the Company had $18.1 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

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

	Expected Maturity Date
								Fair Market
Long term debt	1999	2000	2001	2002	2003	Thereafter	Total	Value
Fixed:
Fixed rate mortgage debt	$817,596	$18,189,184	$14,877,890	$4,062,910	$4,390,375	$314,490,411	$356,828,366	$344,928,730
Weighted average interest rate	7.70%	7.69%	7.65%	7.61%	7.61%	7.61%	7.70%	-

MTN's	-	-	10,000,000	15,000,000	12,500,000	55,000,000	92,500,000	92,270,514
Weighted average interest rate	-	-	7.12%	7.09%	7.12%	7.23%	7.12%	-

Senior notes	-	74,963,603	-	10,000,000	-	-	84,963,603	86,737,270
Weighted average interest rate	-	8.23%	-	7.10%	-	-	8.23%	-
Total fixed rate debt	$817,596	$93,152,787	$24,877,890	$29,062,910	$16,890,375	$369,490,411	$534,291,969	$523,936,514

Variable:
Variable rate mortgage debt	$ 92,307	$ 61,687	$16,314,997	$ 75,283	$ 83,165	$ 1,497,912	$ 18,125,351	$ 18,125,351

Total long term debt	$909,903	$93,214,474	$41,192,887	$29,138,193	$16,973,540	$370,988,323	$552,417,320	$542,061,865

On October 8, 1999, the Company collateralized an individual mortgage on one property for $13.3 million in project specific, nonrecourse loans from The Chase Manhattan Bank. The loan has a maturity of 8 years and a fixed interest rate of 7.86%.

Upon completion of the anticipated cash tender offer transaction as discussed in Note 14 of the financial statements, the Company will pay off the MTN's and Senior Notes during 1999 and anticipates replacing them with new property specific debt.

Sensitivity Analysis

The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $568.8 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

The Company's plan to resolve the Year 2000 issue has involved the following four phases: assessment, remediation, testing and implementation. The Company has conducted an assessment and/or survey of its core IT and non-IT systems at both its corporate offices and properties and believes it is 100% complete on such assessment.

Much of the mission critical operating systems, networking and accounting software that has been purchased over the past few years has been represented by vendors to already be Year 2000 compliant. The property management software currently being used at the Company's corporate offices and which has been rolled out to the properties during the second and third quarters of 1999 has been affirmed by the vendor to be tested and Year 2000 compliant. Hardware upgrades at all of the properties are substantially complete. Testing by the Company of all such critical systems represented by the vendors to be compliant is substantially complete. Software patches are being applied routinely as vendors continue to release through year-end.

The costs to upgrade and convert have been considered in the Company's cash flow requirements for 1999 and have already been substantially incurred as part of an overall upgrade plan implemented this year.

The Company believes it has identified all non-IT systems at all properties and expects to have 100% of its remediation and/or testing complete on these systems by mid-November. Findings to date suggest a low incidence of non-compliance on critical systems.

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

The Company believes it has an effective program in place that will resolve the Year 2000 issue in a timely manner. In addition, the Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the Company is delayed. The Company's contingency plans involve training and increased awareness at the property management level, manual workarounds and adjustment of staffing strategies. The Company intends to have its contingency planning complete by mid-November.

Aside from the catastrophic failure of banks, utility providers or government agencies, the Company believes it could continue its normal business operations even if compliance by the Company is delayed. In the event of such catastrophic failures, the Company would be unable to deposit rent checks, transfer cash, wire money, pay vendors by check, or invest excess funds. The Company could be subject to litigation for its inability to access cash to pay vendors or failure to properly record business transactions or if utility, security or access systems fail at properties. However, given that the Company intends to have contingency planning in place and that the nature of its day-to-day real estate operations is not heavily reliant on technology, the Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources

CONTINGENCIES

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

HUD's obligations under the Settlement Agreement are conditioned upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which is the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who are acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA are unable to identify prospective purchasers acceptable to HUD, then RTA and PVA have agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration will be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At September 30, 1999, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At September 30, 1999, RTA had net assets of approximately $1,827,319, including the retroactive rent receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of $1,935,123. The transfer of RTA to a purchaser which is acceptable to HUD or the direct transfer of RTA to HUD is not expected to have a material impact on the results of operations or cash flows of the Company. The Company has excluded RTA's results of operations from its Consolidated Statement of Income for 1999. RTA and PVA requested HUD to extend the April 11, 1999 deadline for identification of potential purchasers. HUD granted that request and the deadline was extended to May 31, 1999. The Company believes that RTA and PVA have satisfied their obligations to identify prospective purchasers for those properties.

During the third quarter, RTA, with respect to Rainbow Terrace Apartments, and PVA, with respect to Park Village, entered into contracts to sell those properties, subject to, among other matters, HUD approval. Under the terms of the Settlement Agreement, HUD has the right to approve or disapprove those prospective purchasers. Alternatively, HUD may require RTA and PVA to convey these properties to HUD by deed in lieu of foreclosure. The Company expects HUD to announce its decision soon.

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation. Oct, 99

							For the three months ending				For the three months ending
							September 30, 1999				September 30, 1998
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.

MARKET RATE
Acquired Properties
Florida
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	93.8%	96.2%	$1,039	$0.92	N/A	N/A	N/A	N/A

Indiana
Steeplechase at Shiloh Crossing Apts	08/11/98	Indianapolis	Garden	264	1998	929	78.3%	79.5%	$ 773	$0.83	N/A	78.4	N/A	N/A

Michigan
Georgetown-Phase II	02/01/99	Fenton	Garden	120	1998	1,269	96.8%	92.5%	$771	$0.61	N/A	N/A	N/A	N/A

Northeastern Ohio
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	97.1%	95.4%	$ 798	$0.80	97.2%	99.1%	$776	$0.78
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	285	1999	1,131	92.8	95.4	1,026	0.91	N/A	N/A	N/A	N/A
				393		1,095	93.8%	95.4%	$ 963	$0.88	97.2%	99.1%	$776	$0.78
				1,145

Repositioned Properties
Woodlands of North Royalton
fka Somerset West (a)	IPO	North Royalton	Gdn/Tnhms	197	1982	1,038	90.8%	94.9%	$ 693	$0.67	75.9%	77.7%	$714	$0.69
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	89.5	90.8	851	0.91	88.6	93.5	899	0.96
				457		981	90.0%	92.6%	$ 783	$0.80	83.8%	86.7%	$819	$0.83
CORE PORTFOLIO PROPERTIES
Market rate
Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	80.4%	87.3%	$ 827	$0.84	90.1%	91.2%	$796	$0.81

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	96.0%	99.0%	$ 762	$0.57	94.0%	98.0%	$716	$0.53
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	96.5	98.2	772	0.67	96.6	98.2	784	0.68
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	97.1	93.4	473	0.69	94.9	93.4	468	0.68
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	95.6	97.8	712	0.71	95.8	98.5	707	0.70
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	94.1	98.7	534	0.59	89.1	96.8	522	0.58
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	97.6	96.8	564	0.68	97.9	99.3	553	0.67
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	94.8	94.7	787	0.71	94.5	94.7	772	0.70
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	95.3	98.4	566	0.72	92.7	94.3	551	0.70
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	95.1	98.2	523	0.68	90.9	91.5	512	0.67
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	99.3	94.6	502	0.65	96.9	98.2	510	0.66
Muirwood Village at Mt. Sterling	03/03/94	Mt. Sterling	Ranch	48	1990	769	94.4	89.6	487	0.63	96.6	97.9	487	0.63
Muirwood Village at Zanesville	03/07/94	Zanesville	Ranch	196	1991-95	769	93.6	98.0	522	0.68	93.1	94.4	524	0.68
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhm	102	1997	1,110	96.4	97.1	709	0.64	92.3	96.1	707	0.64
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	92.6	97.3	536	0.60	92.8	96.1	527	0.59
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	96.0	96.3	707	0.71	95.8	97.9	716	0.72
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	88.1	95.5	742	0.70	96.6	98.9	738	0.70
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	92.8	95.8	758	0.64	93.6	94.4	744	0.63
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	92.1	93.8	749	0.65	91.1	94.4	742	0.64
Sheffield at Sylvan	03/03/94	Circleville	Ranch	136	1989	791	99.2	96.3	517	0.65	98.8	97.8	509	0.64
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	96.7	96.9	555	0.73	97.6	98.4	552	0.72
The Residence at Newark	03/03/94	Newark	Ranch	112	1993-94	868	92.2	83.9	573	0.66	97.4	97.3	569	0.66
The Residence at Washington	02/01/96	Wash. Ct. House	Ranch	72	1995	862	97.1	97.2	527	0.61	97.0	97.2	517	0.60
Wyndemere	09/21/94	Franklin	Ranch	128	1991-95	768	98.0	99.2	552	0.72	97.2	91.4	543	0.71
				3,901		940	94.6%	96.2%	$624	$0.66	94.6%	96.3%	$618	$0.66

							For the three months ending				For the three months ending
							September 30, 1999				September 30, 1998
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.

Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	94.0%	91.5%	$662	$0.80	93.0%	96.2%	$654	$0.79

Florida
Cypress Shores	02/03/98	Coconut Creek	Garden	300	1991	991	91.0%	96.3%	$873	$0.88	92.3%	98.3%	$846	$0.85

Georgia
The Falls	02/03/98	Atlanta	Garden	520	1986	963	76.6%	90.6%	$723	$0.75	98.6%	93.7%	$718	$0.75
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	90.7	95.7	821	1.21	94.7	96.2	802	1.18
				706		888	80.7%	91.9%	$749	$0.84	97.5%	94.3%	$740	$0.83
Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	92.0%	94.7%	$742	$0.76	92.4%	90.8%	$746	$0.77
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	92.7	95.1	796	0.81	91.9	97.7	796	0.81
				572		980	92.4%	94.9%	$775	$0.79	92.1%	94.9%	$776	$0.79
Maryland
Reflections	02/03/98	Metro D.C.	Garden	184	1985	1,020	94.9%	94.6%	$911	$0.89	95.0%	96.2%	$895	$0.88
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	95.5	96.2	948	0.75	96.6	97.0	924	0.73
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	96.1	95.2	821	1.00	96.3	98.0	803	0.98
				668		962	95.6%	95.2%	$871	$0.91	96.0%	97.3%	$852	$0.89
Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	168	1990	1,116	97.3%	95.8%	$938	$0.84	94.3%	98.8%	$908	$0.81
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	98.5	96.5	565	0.72	95.8	97.9	559	0.71
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	98.1	99.5	634	0.75	97.1	99.1	616	0.72
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	97.1	97.0	701	0.73	94.2	96.0	699	0.73
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	98.9	99.3	583	0.68	99.0	99.3	555	0.65
Georgetown Park Apartments	12/28/94	Fenton	Garden	360	1987-96	1,005	92.2	92.8	685	0.68	87.4	96.1	641	0.64
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	87.6	92.6	750	0.79	94.9	96.3	773	0.81
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	97.5	97.1	827	0.79	96.8	97.4	812	0.77
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	99.2	98.2	509	0.62	98.4	98.2	511	0.62
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	97.9	98.2	833	0.93	98.2	96.4	810	0.91
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	98.1	98.8	676	0.70	92.9	94.4	706	0.74
				2,608		955	96.3%	96.7%	$721	$0.76	95.0%	97.1%	$709	$0.74
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	88.6%	92.8%	$ 778	$0.79	94.2%	95.3%	$776	$0.79

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	97.6%	96.9%	$635	$0.69	93.6%	89.6%	$639	$0.69
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	98.2	97.1	422	0.72	95.6	96.3	417	0.71
Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	90.5	91.3	681	0.78	91.8	96.3	728	0.83
Holly Park	IPO	Kent	Garden	192	1990	875	94.6	97.9	680	0.78	92.1	100.0	709	0.81
Huntington Hills	IPO	Stow	Townhomes	85	1982	976	97.6	94.1	653	0.67	97.4	97.6	669	0.69
Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	96.5	95.8	711	0.71	97.0	97.4	719	0.72
Park Place	IPO	Parma Hts.	Mid Rise	164	1966	760	93.2	92.1	521	0.69	91.3	93.3	527	0.69
Pinecrest	IPO	Broadview Hts.	Garden	96	1987 r	598	96.6	95.8	471	0.79	93.4	97.9	458	0.77
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	95.6	95.5	580	0.67	94.8	93.6	591	0.68
The Triangle (b)	IPO	Cleveland	High Rise	273	1989	616	97.3	98.9	965	1.57	95.3	93.8	943	1.53
Timbers	IPO	Broadview Hts.	Garden	96	1987-89	930	94.9	93.8	694	0.75	92.8	96.9	686	0.74
Washington Manor	07/01/94	Elyria	Garden	120	1963-64	541	90.3	90.8	407	0.75	97.2	95.8	395	0.73
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	96.8	89.0	768	0.77	96.0	100.0	802	0.80
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	99.4	100.0	838	0.84	100.0	100.0	825	0.83
Winchester Hills I (c)	IPO	Willoughby Hills	High Rise	362	1972	822	92.0	92.0	557	0.68	92.0	93.9	573	0.70
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	89.4	91.2	586	0.71	88.6	93.9	607	0.74
				3,118		809	94.4%	94.1%	$627	$0.78	93.5%	95.4%	$639	$0.79
Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	94.5%	94.3%	$641	$0.79	96.1%	95.9%	$625	$0.77

							For the three months ending				For the three months ending
							September 30, 1999				September 30, 1998
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.

Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	97.7	95.5	598	0.52	94.7	98.9	561	0.49
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	93.9	94.1	640	0.60	98.0	95.8	590	0.55
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	94.0	95.3	600	0.64	96.1	97.3	579	0.62
				1,060		981	94.4%	94.4%	$631	$0.64	96.9%	96.3%	$596	$0.61
Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	82.8%	87.8%	$ 727	$0.95	91.2%	91.0%	$ 778	$1.01

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	91.1%	91.3%	$ 920	$0.90	94.8%	89.4%	$925	$ 0.91
Core Market Rate				14,219		913	93.1%	94.8%	$ 684	$0.75	94.4%	95.9%	$679	$ 0.74

GOVERNMENT ASST.-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	99.7%	100.0%	$ 589	$1.00	100.0%	100.0%	$ 587	$1.00
Hillwood I	IPO	Akron	High Rise	100	1976	570	100.0	99.0	581	1.02	98.6	99.0	596	1.05
Puritas Place (d)	IPO	Cleveland	High Rise	100	1981	518	100.0	99.0	782	1.51	99.9	100.0	782	1.51
Riverview	IPO	Massillon	High Rise	98	1979	553	100.0	99.0	581	1.05	99.5	99.0	591	1.07
State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	99.7	100.0	606	0.81	100.0	100.0	596	0.79
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	99.3	91.5	649	0.82	99.8	100.0	646	0.81
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	100.0	100.0	580	1.01	100.0	100.0	586	1.02
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	99.9	100.0	658	1.03	100.0	100.0	658	1.03
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	99.7	100.0	603	1.09	100.0	100.0	603	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	100.0	99.0	580	1.04	100.0	100.0	579	1.04
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	100.0	100.0	757	1.08	99.9	100.0	790	1.13
				1,095		602	100.0%	99.3%	$ 626	$1.04	99.9%	99.8%	$ 630	$1.05
GOVERNMENT ASST.-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	98.4%	98.0%	$ 674	$0.82	99.9%	100.0%	$ 674	$0.82
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	100.0	99.3	554	0.74	99.9	100.0	540	0.72
				201		770	100.0	99.0	584	0.76	99.9	100.0	573	0.74
				1,296		628	100.0%	99.2%	$ 620	$0.99	99.9%	99.8%	$ 621	$0.99
CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	91.1%	86.7%	$ 930	$1.29	93.5%	95.8%	$ 916	$1.27
The Oaks	IPO	Westlake	Garden	50	1985	672	91.7	92.0	1,081	1.61	94.5	96.0	1,041	1.55
				170		707	91.3	88.2	974	1.38	93.8	95.9	953	1.35
				15,685		887	93.7%	95.1%	$ 682	$0.77	94.8%	96.2%	$ 678	$0.76
Joint Venture Properties
Northeastern Ohio
Market rate
Americana	IPO	Euclid	High Rise	738	1968	803	93.9%	94.7%	$ 470	$0.59	90.9%	92.0%	$ 490	$0.61
College Towers	IPO	Kent	Mid Rise	380	1969	662	95.3	99.5	409	0.62	95.7	100.0	405	0.61
Euclid House	IPO	Euclid	Mid Rise	126	1969	654	92.4	92.1	440	0.67	93.1	96.8	444	0.68
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	760	1969	856	93.2	93.6	689	0.80	93.4	96.3	710	0.83
Highland House	IPO	Painesville	Garden	36	1964	539	95.7	97.2	425	0.79	98.6	100.0	420	0.78
Watergate	IPO	Euclid	High Rise	949	1971	831	91.0	94.7	548	0.66	92.2	92.2	552	0.66
				2,989		789	93.0%	94.9%	$ 533	$0.68	92.9%	94.5%	$ 543	$0.69
Government Asst.-Family
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	97.5%	98.1%	$ 677	$0.86	97.8%	100.0%	$ 668	$0.85
Total Joint Venture				3,097		789	93.2	95.1	540	0.68	93.2	94.7	549	0.70
Core				18,782		880	93.7%	95.1%	$ 673	$0.76	94.7%	95.9%	$ 669	$0.76
Portfolio average				20,384		896	93.4%	94.9%	$ 701	$0.78	94.4%	95.4%	$ 614	$0.69

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

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and nine month periods ended September 30, 1999 and 1998 are summarized in the following table:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	1999	1998	1999(1)	1998

Net (loss) income applicable to common shares	$ (737)	$ 3,180	$14,060	$ 9,923

Depreciation on real estate assets
Wholly owned properties	7,602	6,338	21,780	16,387
Joint venture properties	143	106	418	319
Amortization of intangible assets	422	140	767	140
Extraordinary item - loss	-	-	1,809	125
Nonrecurring expenses	237	200	1,557	200
Cumulative effect of a change in accounting
principle	-	-	(4,320)	-
Additional operating expenses	-	-	874	-
Gain on sale of properties	(1,050)	-	(13,880)	-
Funds From Operations	6,617	9,964	23,065	27,094

Depreciation - other assets	719	306	2,187	899
Amortization of deferred financing fees	270	312	930	717
Fixed asset additions	(5,101)	(1,166)	(9,212)	(5,222)
Fixed asset additions - joint venture properties	(73)	(65)	(316)	(86)
Distributable Cash Flow	$ 2,432	$ 9,351	$16,654	$23,402

Weighted average shares - Basic	21,617	22,599	22,224	18,956
- Diluted	21,617	23,059	22,225	19,111

(1) DCF could be increased by up to the full amount of the gain on sale of operating properties, $12,830,000, should the 1031 like-kind exchange not take place. At a minimum, DCF would likely be increased by $3,400,000 which is the Company's taxable gain. This would be a one time adjustment.

PART II

OTHER INFORMATION

Except to the extent noted below, the items required in Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a filed herewith.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.7	$75 Million 8-3/8% Senior Note due April 15, 2000	Exhibit 4.7 to Form 10-Q filed May 11, 1995.

4.8e	Credit Agreement dated June 30, 1998, by and among Associated Estates Realty Corporation, as Borrower; the banks and lending institutions identified therein as Banks; National City Bank, as Agent and Bank of America National Trust and Savings Association, as Documentation Agent	Exhibit 4.8e to Form 10-Q filed August 14, 1998.

4.8f	First Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower; National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and First Merit Bank, N.A. and Southtrust Bank, N.A. as the New Banks	Exhibit 4.8f to Form 10-Q filed November 16, 1998.

4.8g	Second Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and National City Bank, Bank of America National Commerzbank Aktiengesellschaft.	Exhibit 4.8g to Form 10Q filed November 16, 1998.

4.8h	Third Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent, Bank of America National Trust & Savings Association, as Documentation Agent and the banks identified therein.	Exhibit 4.8h to Form 10-K filed March 30, 1999.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.12	Ten Million Dollar 7.10% Senior Notes Due 2002.	Exhibit 4.12 to Form 10-K filed March 28, 1996.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release dated January 8, 1999 by and between the Company and Dennis W. Bikun	Exhibit 10.17 to Form 10-Q filed May 17, 1999.

10.18	Separation Agreement and Release dated June 30, 1999 by and between the Company and Larry E. Wright	Exhibit 10.18 to Form 10-Q filed August 13, 1999.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

27	Financial Data Schedule	Exhibit 27 filed herewith.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 10, 1999	/s/ Kathleen L. Gutin
(Date)	Kathleen L. Gutin, Vice President, Chief Financial
Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

Kathleen L. Gutin, Vice President, Chief Financial Officer
(Date)	and Treasurer