Form 10-Q/A
period 1999-09-30
ASSOCIATED ESTATES REALTY CORP
filed 1999-11-19
CIK 911635

This Form 10-Q/A is being filed for the purpose of revising the annualized EBITDA amounts of the Company's unencumbered wholly owned properties as disclosed in MD&A the first and second paragraphs on page 26. The amounts are being revised due to the miscalculation of the annualization of EBITDA.

The following amendments to the Form 10-Q have been made:

Page 26 of MD&A - Adjusted annualized EBITDA in first paragraph relating to unencumbered wholly owned properties from $57.2 million to $34.1 million (adjusted Market-rate Properties from $47.8 million to $28.5 million and adjusted Government-Assisted Properties from $9.4 million to $5.6 million). Adjusted annualized EBITDA in second paragraph relating to unencumbered wholly owned properties from $56.6 million to $32.6 million (adjusted Market-rate Properties from $47.2 million to $27.0 million and adjusted Government-Assisted Properties from $9.4 million to $5.6 million).

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

PART I, ITEM II

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

Fifty-two (40 Market-rate Properties which refers to the Core and Acquired/Disposed Property portfolios and 12 Government-Assisted Properties) of the Company's 89 (76 Market-rate Properties and 13 Government-Assisted Properties) wholly owned properties were unencumbered at September 30, 1999 with annualized EBITDA of approximately $34.1 million (approximately $28.5 million represents the Market-rate Properties and approximately $5.6 million represents the Government-Assisted Properties) and a historical gross cost basis of approximately $336.4 million (approximately $300.9 million represents the Market-rate Properties and approximately $35.5 million represents the Government-Assisted Properties). The remaining 37 of the Company's wholly owned properties, (all of which are Market-rate Properties except one which is a Government-Assisted Property), have an historical gross cost basis of $555.6 million ($553.0 million represents the Market-rate Properties and $2.6 million represents the Government-Assisted Property) and secured property specific debt of $374.9 million ($1.8 million relates to the Government-Assisted Property) at September 30, 1999. Unsecured debt, which totaled $177.5 million at September 30, 1999, consisted of $92.5 million in Medium-Term Notes and $85 million of Senior Notes. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.3 million at September 30, 1999. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.28% at September 30, 1999.

After considering the effect of the October 8, 1999 $13.3 million mortgage refinancing of one property, 51 (39 Market-rate Properties and 12 Government-Assisted Properties) of the Company's 89 (76 Market-rate Properties and 13 Government-Assisted Properties) wholly owned properties remain unencumbered with annualized EBITDA of approximately $32.6 million (approximately $27.0 million represents the Market-rate Properties and approximately $5.6 million represents the Government-Assisted Properties) and a historical gross cost basis of approximately $316.7 million (approximately $281.2 million represents the Market-rate Properties and approximately $35.5 million represents the Government-Assisted Properties). The remaining 38 of the Company's wholly owned properties, (all of which are Market-rate Properties except one which is a Government-Assisted Property), have a historical gross cost basis of $575.4 million ($572.8 million represents the Market-rate Properties and $2.6 million represents the Government-Assisted Property).

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

ASSOCIATED ESTATES REALTY CORPORATION

November 18, 1999	/s/ Kathleen L. Gutin
(Date)	Kathleen L. Gutin, Vice President, Chief Financial
Officer and Treasurer