Form 10-K405
period 1999-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2000-03-15
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12486

Associated Estates Realty Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1747603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5025 Swetland Court, Cleveland, Ohio	44143-1467
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, without par value	New York Stock Exchange, Inc.

Depositary Shares, each representing	New York Stock Exchange, Inc.
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $144,272,900 as of March 14, 2000.

The number of Common Shares outstanding as of March 14, 2000 was 19,604,350.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Portions of the Annual Performance Report to Shareholders for the
fiscal year ended December 31, 1999 (in Parts II, III and IV).
Notice of Annual Meeting and Proxy Statement for the Annual Meeting
of Shareholders to be held on May 17, 2000 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 1999

See "Glossary" for the definitions of certain capitalized terms used in this Form 10-K.

PART I

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS. Associated Estates Realty Corporation ("AERC" or the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"). The company was formed in July 1993 to continue the business of the Associated Estates Group ("AEG") which was then in the business of acquiring, developing and operating multifamily assets. AERC became a publicly traded company through an initial public offering ("IPO"), of its common shares in November 1993 and is currently traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC".

AERC is a fully integrated multifamily investment company engaged in property, acquisition, advisory and development management, disposition, operation and ownership activities. AERC owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties ("Service Companies"). The Company currently owns properties and/or operates properties in 13 states across the United States. The Company's portfolio currently consists of a total of 140 properties of which 85 (70 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 2/3% owned; four Market Rate properties 1/3% owned; two Market Rate properties 1/2% owned and one Affordable Housing property 1/2% owned) and 47 non-owned properties (of which four are commercial properties) managed by the Company or one of its Service Companies. (Reference the Company's Portfolio summary included in Item 2). The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries, all qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with the project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies and an Operating Partnership structured as a DownREIT of which 20% is owned by limited partners.

MIGRA Merger: On June 30, 1998, MIG Realty Advisors, Inc. ("MIGRA") merged with AERC. AERC acquired MIGRA's property management and advisory management businesses with several institutional clients and the right to receive certain property and asset management fees; acquisition, disposition and incentive fees; loan origination and consultation fees; and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), MIGRA's successor, is a registered investment advisor and functions as a real estate advisor to pension funds. Collectively, MIG's institutional clients owned 18 properties located in nine states (two in California; one in Colorado; four in Florida; one in Georgia; three in Illinois; three in Michigan; one in Minnesota; one in Pennsylvania and two in Texas) at the time of the merger. During 1999 and 1998, MIG sold two properties located in Minnesota and Michigan and two properties in California, respectively on behalf of its institutional clients and recognized asset disposition fees of approximately $467,500 and $247,000, respectively. Additionally, during 1999, MIG acquired three properties located in Virginia, Maryland and Georgia on behalf of its institutional clients and recognized asset acquisition fees of approximately $233,700. During the fourth quarter of 1999, MIG earned an incentive fee of $2,615,800 related to its performance of an entire portfolio under a contract with an institutional client. Currently, MIG's institutional clients own 17 properties located in nine states (one in Colorado; four in Florida; two in Georgia; three in Illinois; one in Maryland; two in Michigan; one in Pennsylvania; two in Texas and one in Virginia).

Additionally, in connection with the MIGRA merger, the Company acquired 13 multifamily assets previously owned by MIGRA or its clients (three properties which were owned in part by MIG Residential Trust, the "MRT Properties"; eight properties which were owned by MIG Residential REIT, Inc., the "MIG REIT Properties"; one newly developed property and a property in development. The acquisition of the advisory business and the properties is collectively referred to herein as the "MIGRA Related Transaction"). The Company acquired interests in the partnerships that owned the development property and the newly developed property, which were restructured in a DownREIT Operating Partnership. MIG's asset and property management, investment advisor and mortgage servicing operations, including those of the prior MIGRA affiliates, are collectively referred to as the "MIGRA Operations".

Acquisitions, Dispositions and Developments: At the time of the IPO, in 1993, the Company owned or was a joint venture partner in 46 multifamily properties (20 Market Rate properties, 14 Affordable Housing properties, two Congregate Care Facilities, nine joint venture Market Rate properties and one joint venture Affordable Housing property). Six of these Market Rate properties were sold and one Affordable Housing property was transferred to the United States Department of Housing and Urban Development ("HUD") during 1999. The Company acquired 19 Market Rate properties during 1994 of which one property represented two of the 1/2% interest joint venture Market Rate properties at the time of the IPO which were combined into one operating property and eventually sold in 1999. In 1995, the Company acquired ten Market Rate properties. In 1996, the Company acquired six Market Rate properties. In 1997, the Company acquired eight Market Rate properties. In 1998, the Company acquired 13 Market Rate properties in connection with the MIGRA Related Transaction. Additionally, two newly developed properties were stabilized during 1998. In 1999, a newly developed property was stabilized. The Company considers a newly developed property to be stabilized upon attaining 93% occupancy.

During 1999, net cash proceeds of $36.8 million received from the sale of eight operating properties resulted in a gain of $19.6 million. The net cash proceeds received from the sale of five of the eight operating properties of $13.4 million, resulting in a gain of $12.8 million, were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds to acquire a 24 acre parcel of land during 1999. The remaining net cash proceeds and unutilized like-kind funds were used to pay the Company's dividend and pay down a $20 million Medium-Term Note which matured in September 1999. Rainbow Terrace Apartments, an Affordable Housing property, was conveyed to HUD by deed in lieu of foreclosure of approximately $1.8 million, resulting in a loss of approximately $67,000.

The Company sold an additional eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage these properties until all seller financing is repaid. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. These eight properties are classified as Properties held for sale in the Consolidated Balance Sheets. For 1999, the Company's earnings were not impacted by this transaction for GAAP reporting.

In December 1998, the Company sold an operating property for net cash proceeds of $10.7 million, resulting in a gain of $503,497. The net cash proceeds were used to pay down the Company's Line of Credit.

In December 1999, the Company acquired a 24 acre parcel of land for $2.3 million located in Cranberry Township, Pennsylvania on which the Company plans to construct 250 units. The purchase price was financed using like-kind exchange funds from the sale of an operating property.

The Company is currently in the process of constructing or planning the construction of an additional 1,865 units on four separate land parcels owned by the Company. During 1999, the Company completed the construction and leasing of 576 units at three of the Company's development properties. Additionally, the Company owns five tracts of undeveloped land consisting of approximately 83 acres.

The Company is committed to further diversifying its portfolio from the concentration in the Midwest. The Company made significant progress in this initiative in 1998 with the merger of MIGRA and the MIGRA Related Transaction when the Company expanded into markets outside the Midwest. Currently, approximately 82% of the Company's units are located in Indiana, Ohio and Michigan. Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

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

INDUSTRY SEGMENTS. The Company has four reportable segments: (1) Market Rate multifamily properties, (2) Affordable Housing multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. All of the Company's segments are located in the United States. During the second quarter of 1999, management revised its reported segments to add a new segment representing Unallocated Corporate Overhead. For comparability purposes, the 1998 and 1997 presentations have been restated to reflect this revision to the Company's reportable segments. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. See Note 20 of the Company's financial statements for the segment financial information.

Market Rate: The Market Rate properties are same store conventional multifamily residential properties (the operations are not subject to regulation by HUD) and properties acquired or disposed of within one year.

Affordable Housing: The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The following summary of the rental assistance and/or the mortgage insurance programs are qualified in its entirety by reference to the applicable Federal statutes and the regulations promulgated thereunder. There can be no assurance that the terms of such programs will not change or that any such changes will not be detrimental to the Company.

Rental Assistance Program: The Company currently is entitled to receive rental assistance subsidies from HUD under Section 8 of the United States Housing Act of 1937, as amended (the "Rental Assistance Program"). Approximately 92.4% of the total Affordable Housing rental units are eligible to receive rental assistance.

The Rental Assistance Program is a federal rent subsidy program designed to assist in making housing available to low and very low income persons and families. Under the Rental Assistance Program, HUD will make monthly housing assistance payments ("HAP Payments") to or for the account of the applicable Company subsidiary with respect to Contract Units on behalf of persons and families meeting HUD eligibility requirements ("Eligible Residents"). The amount of each monthly HAP Payment with respect to each Contract Unit is equal to the rent (the "Contract Rent") agreed to by HUD pursuant to the terms of a Housing Assistance Payments Contract (a "HAP Contract"), less the rent payment payable by the Eligible Resident for such month. An Eligible Resident is required to make rent payments (including a reasonable allowance for the cost of utilities paid by the resident) not exceeding 30% of the Eligible Resident's adjusted income. Thus, the total rental income payable to, or for the account of, the applicable Company subsidiary with respect to each Affordable Housing Property is equal to the rent paid by Eligible Residents and the HAP Payments actually paid by HUD pursuant to the applicable HAP Contract.

Below is a table setting forth the current expiration dates of the HAP Contracts for the Company's Affordable Housing properties:

Property	Final Expiration Date

Shaker Park Gardens II	August 2000
Statesman II	November 2000
Tallmadge Acres	March 2001
Puritas Place	September 2011
Jennings Commons	November 2001
West High Apartments	November 2001
The Woodlands of North Royalton (39 units)	March 2002
Lakeshore Village (1/2% Joint Venture)	October 2002
State Road Apartments	December 2016
St. James (Riverview)	November 2009
Twinsburg Apartments	June 2009
Village Towers	November 2009
Hillwood I	July 2016
Ellet Development	December 2017
Sutliff Apartments II	November 2019

Contract Rents are adjusted at least annually in accordance with the annual adjustment factor method. Annual adjustment factors are determined each year by HUD and applied to then current Contract Rents. The annual adjustment factors are calculated by HUD for individual metropolitan areas based on either a local consumer price index survey or pursuant to a formula which includes components reflecting changes in market area rents and utility costs.

Additionally, HUD may permit special additional adjustments to reflect increases in actual and necessary expenses of owning and maintaining Contract Units which result from substantial general increases in real property taxes, utility rates, insurance or similar costs, upon demonstration that such general cost increases are not adequately compensated for by the annual adjustments.

Mortgage Insurance Program: The mortgage indebtedness encumbering three of the Affordable Housing properties is insured by HUD pursuant to the mortgage insurance program administered under Section 221(d)(4) of the National Housing Act.

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

The Company's Congregate Care Facilities were developed to bridge a gap in the housing market for the elderly between traditional rental housing and skilled nursing homes. The Congregate Care Facilities are designed for older persons who do not require on site medical or custodial care but have special concerns that are not fulfilled by traditional multifamily housing. Residents of the Company's Congregate Care Facilities pay market rental rates that are unregulated and are not subsidized.

Management and Service Operations: The Management and Service Operations provide management and advisory services to the Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company.

Unallocated Corporate Overhead: The Unallocated Corporate Overhead segment was established in 1999 to better capture costs not specifically allocated to an individual segment and to isolate these costs from the third party Management and Service Operations.

Competitive Conditions: The following paragraphs may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainties, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the properties owned by the Company, changes in government regulations affecting the Affordable Housing properties, changes in contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

Given the Midwestern concentration of the Market Rate portfolio, management anticipates that the Market Rate rental growth for existing assets will be a modest 2.5% over the next twelve months. General market expectations for locations where the Company has significant concentrations are as follows: Columbus, Ohio is experiencing construction levels consistent with recent employment growth; Cleveland, Ohio continues to exhibit stability; Michigan markets are reestablishing their previous growth; Indianapolis, Indiana has stabilized; Washington, D.C. and South Florida are in equilibrium with significant additions to employment and multifamily supply; and Orlando, Florida and Atlanta, Georgia are currently performing well in spite of significant construction.

Customers: The business of the Company taken as a whole is not dependent upon any single customer or a few customers.

Employees: The Company has approximately 1,025 employees; approximately 130 of whom are located at the Company's headquarters. The Company's headquarters office is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and a 3.7 acre parcel of adjacent land for further development or expansion, all of which are owned by the Company under a ground lease.

AVAILABLE INFORMATION. The Company's SEC filings may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the Company's filings can be accessed from the SEC's Internet site at http://www.sec.gov or from the Company's Internet site at http://www.aecrealty.com.

REPORTS TO SECURITY HOLDERS. The Company issues annual reports to its security holders which contain financial information that has been examined and reported on, with an opinion expressed by its independent public accountants, PricewaterhouseCoopers, LLC.

Item 2. The Properties

COMPANY'S PORTFOLIO: The following table represents the Company's current portfolio which consists of properties owned, directly or indirectly, by the Company or by a subsidiary of the Company, properties in which the Company is a joint venture partner and properties managed by the Company or one of its Service Companies.

	Total Number	Total Number
	of Properties	of Units
100% Owned by AERC:
Market Rate Properties:
Arizona	1	204
Florida	2	668
Georgia	2	706
Indiana	3	836
Maryland	3	668
Michigan	11	2,728
North Carolina	1	276
Ohio*	45	8,523
Ohio-2/3% Joint Venture	1	320
Pennsylvania	1	468
Texas	1	104
Total Market Rate Properties	71	15,501

Affordable Housing Properties:
Ohio	13	1,335
Ohio - Congregate Care	2	170
Total Affordable Housing Properties	15	1,505

Total Properties Included In The Consolidated Financial
Statements Of AERC	86	17,006

Joint Ventures:
1/3% Owned by AERC-Market Rate - Ohio	4	2,573
1/2% Owned by AERC-Market Rate - Ohio	2	416
1/2% Owned by AERC-Affordable Housing - Ohio	1	108
Total Joint Ventures	7	3,097

AERC Managed Properties:
Affordable Housing - Ohio	8	1,901

AEMC Managed Properties:
Affordable Housing - Ohio	18	3,248
Commercial - Ohio	4	486,708 sq. ft.
Total AEMC Managed	22

MIG Managed Properties:
Market Rate Properties:
Virginia	1	248
Texas	2	492
Georgia	2	830
Illinois	3	1,042
Colorado	1	258
Florida	4	1,402
Michigan	2	1,037
Pennsylvania	1	396
Maryland	1	256
Total MIG Managed	17	5,961
Total Managed Properties	47	11,110
Total Company Portfolio	140	31,213

			Anticipated
	Location	Units	Completion
Construction Projects:
Berkley Manor	Cranberry Twp, PA	250	2001
Idlewylde/Boggs Road-Phase I	Atlanta, GA	308	2000
-Phase II		535	2002
		843

Windsor at Kirkman Apartments	Orlando, FL	460	2000
Village at Avon-Phase I	Avon, OH	164	2000
-Phase II		148	2001
		312
Total Construction Projects		1,865

Undeveloped Land Parcels:		Acres
Aspen Lakes Land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve Land	Battle Creek, MI	4.3	On Hold
Westlake Land	Westlake, OH	39.0 On Hold
Wyndemere Land	Franklin, OH	10.0	On Hold
Mt. Sterling Land	Columbus, OH	10.0	On Hold
Total Undeveloped Land Parcels		82.8

* On December 31, 1999, the Company sold eight Market Rate properties located in Ohio. These sales were not recognized for GAAP purposes at December 31, 1999 and accordingly, the Company's earnings were not impacted for GAAP reporting. Although the Company sold these properties to Ohio Residential Investment, LLC on December 31, 1999, the Company continues to report the properties as being owned. This treatment is mandated by GAAP reporting.

Noteholder Interest: Upon closing of the IPO, the Company acquired a noteholder interest in a Market Rate property, in which one of the principals of the Company has a general partnership interest. Since 1984, the property has been unable to generate sufficient cash flow to meet the scheduled interest payments under these notes. The noteholder is entitled to substantially all cash flows from operations. The cumulative unpaid debt service on the notes is greater than seven years of aggregate principal amortization and interest.

Indebtedness Encumbering the Properties: AERC financed and, in many cases, refinanced the acquisition, development and rehabilitation of its properties with a variety of sources of mortgage indebtedness. Certain of the mortgage indebtedness is insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act. (Reference Government Programs in Item 1). During 1999, the Company received gross proceeds of $525.3 million from project specific nonrecourse mortgage loans collateralized by 55 properties owned by qualified REIT subsidiaries. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. Currently, the Company has 63 properties (62 Market Rate properties and one Affordable Housing property) which are encumbered and 23 properties (ten Market Rate properties and 13 Affordable Housing properties) which are unencumbered, eight of which were the subject of the December 31, 1999 sale as previously discussed under Acquisitions, Dispositions and Developments.

Item 3. Legal Proceedings

Except as provided below, there are no material pending legal proceedings to which the Company or any of its Subsidiaries or Service Companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On January 25, 2000, Associated Estates Management Company ("AEMC") filed suit in the Cuyahoga County, Ohio Court of Common Pleas against Euclid Medical and Commercial Arts, an Ohio limited partnership and its general partner, Metro City No. 1, an Ohio general partnership, seeking damages in excess of $729,000. Euclid Medical and Commercial Arts owns the Euclid Medical and Office Building located in Euclid, Ohio. AEMC was the property manager of that property until on or about March 23, 1999. Metro City No. 1 is 56% owned by the Company's Chairman of the Board and CEO, his wife and his brothers-in-law, one of whom is a director of the Company. In the normal course of business, the Company had followed a practice for many years of advancing funds on behalf of, or holding funds for the benefit of, affiliates, which owned real estate properties managed by the Company. Euclid Medical and Office Building was one of those properties for which the Company so advanced funds. The suit seeks reimbursement for the funds advanced by the Company for the benefit of this property. Metro City No. 1 made a capital call to its partners requesting funds to pay this obligation. The Chairman of the Board, his wife and brothers-in-law have paid the Company their proportionate share of the capital call, however, the remaining non-affiliated partners of Metro City No. 1 have refused to do so.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table shows the high and low closing sale prices of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 1999 and 1998 and the dividends declared per common share with respect to each such quarter.

					Dividends Declared
	Price Range				Per Share
	1999		1998		1999	1998
	High	Low	High	Low

First Quarter	$12-5/16	$10	$24-3/16	$20-1/4	$ 0.375	$ 0.465
Second Quarter	$12-7/16	$10-3/16	$21-3/16	$18-1/2	$ 0.375	$ 0.465
Third Quarter	$11-15/16	$8-13/16	$19-13/16	$15-15/16	$ 0.375	$ 0.465
Fourth Quarter	$9-3/16	$7	$18-3/16	$11-11/16	(a)	$ 0.465
					$ 1.125	$1.860

(a) A fourth quarter dividend of $0.375 per share was declared on January 4, 2000 and paid on February 1, 2000.

The number of holders of record of the Company's common shares at December 31, 1999 was 732.

The Company anticipates that dividends will be paid quarterly using net cash provided by operations, loan proceeds or proceeds from the sale of properties. Additionally, the Company will continue to review the amount of its quarterly dividend on a quarterly basis.

The Company maintains a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the plan agent purchases common shares in the open market on behalf of participating shareholders.

Item 6. Selected Financial and Other Data

The following tables set forth selected financial and other data for the Company on a consolidated basis. The historical financial information contained in the tables has been derived from and should be read in conjunction with (i) the financial statements and notes thereto of the Company and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company both included elsewhere herein.

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly rental revenue)		(e)	(e)	(e)	(e)
	1999	1998	1997	1996	1995
Operating Data:
Revenue:
Rental	$143,136	$132,514	$101,640	$87,975	$70,045
Property and asset management, and acquisition and
disposition fees	10,919	6,200	3,752	3,780	4,213
Painting services	1,524	1,606	1,664	1,634	1,067
Interest	1,618	1,164	926	238	486
Other	1,483	1,524	828	828	1,266
Total revenue	158,680	143,008	108,810	94,455	77,077

Expenses and charges:
Property operating and maintenance expenses
(before depreciation and amortization)	64,643	58,653	43,230	37,056	29,279
Painting services	1,435	1,617	1,492	1,436	1,001
Preliminary project costs	-	298	310	-	46
General and administrative	16,170	10,217	6,085	5,912	5,471
Write-off of software development costs	-	817	-	-	-
Depreciation and amortization	35,146	24,899	19,266	15,536	12,657
Charge for funds advanced to non-owned properties and other	150	292	1,764	-	-
Default waiver fee	-	395	-	-	-
Interest expense	38,264	29,050	19,144	15,516	11,649
Total expenses and charges	155,808	126,238	91,291	75,456	60,103

Income from operations	2,872	16,770	17,519	18,999	16,974
Equity in net income of joint ventures	585	445	561	305	297
Income before gain on sale of properties and land,
minority interest expense, extraordinary item and
cumulative effect of a change in accounting principle	3,457	17,215	18,080	19,304	17,271
Gain on sale of properties and land	19,630	503	1,608	-	-
Minority interest expense	(241)	(78)	-	-	-
Income before extraordinary item and cumulative effect of
a change in accounting principle	22,846	17,640	19,688	19,304	17,271
Extraordinary item	(3,456)	(125)	1,024	-	(1,097)
Cumulative effect of a change in accounting principle	4,319	-	-	-	-
Net income	$23,709	$17,515	$20,712	$19,304	$16,174
Net income applicable to common shares	$18,225	$12,030	$15,228	$13,820	$14,041

Earnings per common share - Basic:
Income before extraordinary item and cumulative effect of a
change in accounting principle	$ .79	$ .61	$ .88	$ .99	$ 1.09
Net income	$ .83	$ .61	$ .94	$ .99	$ 1.01
Weighted average number of common shares outstanding	22,051	19,865	16,198	13,932	13,869
Earnings per common share - Diluted:
Income before extraordinary item and cumulative effect of a
change in accounting principle	$ .79	$ .60	$ .88	$ .99	$ 1.09
Net income	$ .83	$ .60	$ .94	$ .99	$ 1.01
Weighted average number of common shares outstanding	22,053	20,060	16,216	13,932	13,869

Dividends declared per common share	$ 1.125	$ 1.86	$ 1.86	$ 1.80	$ 1.72

Other data:
Cash flow provided by (used in):
Operating activities	$ 39,998	$ 41,663	$ 29,936	$ 31,060	$ 28,881
Investing activities	$ (9,008)	$(151,638)	$(131,908)	$(75,771)	$(94,151)
Financing activities	$ 4,360	$ 108,758	$ 102,936	$ 43,149	$ 66,247
Funds From Operations (a)	$ 32,001	$ 37,078	$ 34,651	$ 28,915	$ 27,253

Earnings before interest, depreciation and amortization (b)	$ 78,835	$ 72,911	$ 58,495	$ 52,719	$41,270
Total properties (at end of period) - includes joint ventures	93	101	88	84	78

Total multifamily units (at end of period)	20,103	21,558	17,600	15,838	14,501
Same Store Portfolio:
Average monthly rental revenue per multifamily unit	$ 633	$ 593	$ 587	$ 581	$ 564
Economic Occupancy (c)	92.8%	94.1%	94.0%	95.5%	95.7%

	1999	1998	1997	1996	1995
Balance Sheet Data at December 31:
Real estate and other fixed assets before
accumulated depreciation	$ 937,289	$955,671	$646,499	$513,966	$433,965
Real estate and other fixed assets after
accumulated depreciation	777,072	801,730	515,830	401,864	336,663
Total assets	882,810	840,785	553,910	424,711	355,456
Total debt (d)	579,186	503,905	318,170	217,813	171,234
Total shareholders' equity	238,182	259,188	181,158	158,016	139,170

(a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be one of the measures of the performance of an equity REIT. FFO is defined by NAREIT as net income (loss) before depreciation and amortization of real estate assets, determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from extraordinary items, unusual or non-recurring items and sales of depreciated property. FFO of unconsolidated partnerships and joint ventures is determined on a similar basis. Because the NAREIT definition does not define unusual or non-recurring items, differences between the Company's interpretation and other companies' interpretations may vary which could affect the comparability of the Company's FFO to that reported by other companies following the NAREIT definition. Further, FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the NAREIT definition. FFO should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. The following lists the non-recurring items the Company has considered in its determination of FFO for the years presented below.

	1999	1998	1997	1996	1995
Non-recurring items:
Write-off of receivable	$ -	$ 92	$ 1,764	$ -	$ -
Accelerated LISA depreciation	950	-	-	-	-
Additional operating expenses	921	-	-	-	-
Allowance for receivable	150	200	-	-	-
Local tax accrual	-	300	-	-	-
Severance benefit	644	267	-	-	-
Preliminary project cost write-off	-	300	310	-	-
Write-off of software development costs	-	817	-	-	-
Default waiver fees	-	395	-	-	-
	$ 2,665	$ 2,371	$ 2,074	$ -	$ -

Effective January 1, 2000, NAREIT has redefined FFO. The industry's supplemental performance measure, FFO, should include all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under generally accepted accounting principles (GAAP) and gains and losses from sales of depreciable operating property. Non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO.

(b) Includes earnings before interest, depreciation and amortization ("EBITDA"). Income from joint ventures was calculated on the same basis. Management uses EBITDA as a measurement tool for the Company since it believes EBITDA is the measure of performance most analogous to Net Operating Income. Net Operating Income is the customary measurement used in valuing real property, which comprises the majority of the Company's asset base. Income before interest, depreciation and amortization does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's financial performance, cash flow from operating activities or as a measure of the Company's liquidity.

(c) Economic Occupancy is calculated as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all units.

(d) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $17,254, $17,453, $17,752, $17,969, and $18,164 at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(e) These amounts do not include an adjustment to reflect the change in the Company's accounting policy for accounting for certain replacements and improvements which was effective January 1, 1999. See Note 21 to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Associated Estates Realty Corporation ("AERC" or the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was formed in July 1993 to continue the business of the Associated Estates Group ("AEG") which was then in the business of acquiring, developing and operating multifamily assets. AERC became a publicly traded company through an initial public offering ("IPO"), of its common shares in November 1993 and is currently traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC".

AERC is a fully integrated multifamily investment company engaged in property, acquisition, advisory and development management, disposition, operation and ownership activities. AERC owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties ("Service Companies"). The Company currently owns properties and/or operates properties in 13 states across the United States. The Company's portfolio currently consists of a total of 140 properties of which 85 (70 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 2/3% owned; four Market Rate properties 1/3% owned; two Market Rate properties 1/2% owned and one Affordable Housing property 1/2% owned) and 47 non-owned properties (of which four are commercial properties) managed by the Company or one of its Service Companies. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries, all qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with the project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies and an Operating Partnership structured as a DownREIT of which 20% is owned by limited partners.

MIGRA Merger: On June 30, 1998, MIG Realty Advisors, Inc. ("MIGRA") merged with AERC. AERC acquired MIGRA's property management and advisory management businesses with several institutional clients and the right to receive certain property and asset management fees; acquisition, disposition and incentive fees; loan origination and consultation fees; and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), MIGRA's successor, is a registered investment advisor and functions as a real estate advisor to pension funds. Collectively, MIG's institutional clients owned 18 properties located in nine states (two in California; one in Colorado; four in Florida; one in Georgia; three in Illinois; three in Michigan; one in Minnesota; one in Pennsylvania and two in Texas) at the time of the merger. During 1999 and 1998, MIG sold two properties located in Minnesota and Michigan, and two properties in California, respectively on behalf of its institutional clients and recognized asset disposition fees of approximately $467,500 and $247,000, respectively. Additionally, during 1999, MIG acquired three properties located in Virginia, Maryland and Georgia on behalf of its institutional clients and recognized asset acquisition fees of approximately $233,700. During the fourth quarter of 1999, MIG earned an incentive fee of $2,615,800 related to its performance of an entire portfolio under a contract with an institutional client. Currently, MIG's institutional clients own 17 properties located in nine states (one in Colorado; four in Florida; two in Georgia; three in Illinois; one in Maryland; two in Michigan; one in Pennsylvania; two in Texas and one in Virginia).

Additionally, in connection with the MIGRA merger, the Company acquired 13 multifamily assets previously owned by MIGRA or its clients (three properties which were owned in part by MIG Residential Trust, the "MRT Properties"; eight properties which were owned by MIG Residential REIT, Inc., the "MIG REIT Properties"; one newly developed property and a property in development. The acquisition of the advisory business and the properties is collectively referred to herein as the "MIGRA Related Transaction"). The Company acquired interests in the partnerships that owned the development property and the newly developed property, which were restructured in a DownREIT Operating Partnership. MIG's asset and property management, investment advisor and mortgage servicing operations, including those of the prior MIGRA affiliates, are collectively referred to as the "MIGRA Operations".

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Affordable Housing properties, changes in or termination of contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

Liquidity and Capital Resources

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 95% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to a Federal income tax on net income. However, certain of the Company's Service Companies may be subject to federal income tax.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured or unsecured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 2000 and 2001, approximately $13.7 million and $19.1 million, respectively, of the Company's debt will mature. The Company believes it has adequate alternatives available to provide for its liquidity needs including new secured borrowings and property sales proceeds.

Financing: During 1999, the Company received gross proceeds of $525.3 million from project specific, nonrecourse mortgage loans collateralized by 55 properties owned by qualified REIT subsidiaries, having a net book value of $641.5 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The proceeds from these loans were used to pay off the Company's floating rate unsecured line of credit facility, to pay down most of its Senior and Medium-Term Notes and to increase the Company's cash balances which may be used to fund construction in progress, fund joint venture opportunities with pension fund clients, and buy back limited quantities of the Company's common shares as authorized by the Board of Directors. These mortgage loan documents require escrow deposits for taxes and replacement of project assets. The weighted average maturity of the loans funded in 1999 is 9.8 years, and the weighted average interest rate is 7.68%.

Cash Tender Offers for Unsecured Debt Securities: On October 21, 1999, the Company commenced cash tender offers and concurrent consent solicitations for all of the Company's outstanding unsecured debt securities. The vote of the holders of a simple majority of the principal amount of outstanding notes voting together as one class was required to obtain the requisite consents. The initial offer provided for a discount to par; however, by November 3, 1999, the Company had not received the requisite consents. On November 3, 1999, the Company notified the noteholders that it would tender the notes for par including a consent fee of $25 per $1,000 of par value. On November 19, 1999, all debt securities tendered, representing Senior and Medium-Term Notes totaling $168.2 million in principal, were accepted and constituted a majority of the Company's outstanding notes pursuant to the amended terms of its cash tender offers and concurrent consent solicitations. Accordingly, the Company and the trustee for the notes executed a supplemental indenture containing the proposed amendments approved by noteholders, which became effective upon acceptance by the Company for payment of all notes validly tendered pursuant to the tender offers. The Company funded the tender offers with project specific, non-recourse loans from The Chase Manhattan Bank. The loans were collateralized by individual mortgages on 29 properties with gross proceeds of $205 million, with a weighted average term of 10.6 years and a weighted average interest rate of 7.86%. The net proceeds, after repayment of certain outstanding indebtedness and transaction costs, were approximately $180 million. This new structure is intended to give the Company more operating and financial flexibility than that available under the indenture governing the notes.

Under the revised terms of the offers and solicitations, investors who tendered their securities prior to the Consent Date received the revised consideration of $975 per $1,000 principal amount plus a Consent Fee of $25 per $1,000 Note; investors who tendered after that date received the new purchase price but not the Consent Fee. Investors who had previously validly tendered their notes received the increased purchase price, as well as the Consent Fee. In either event, accrued and unpaid interest was paid up to, but excluding, the settlement date of the tender offers.

Upon completion of the revised tender and the related financing, the Company's total debt structure consists of approximately $568.2 million in long-term, secured, fixed rate financing, encumbering approximately 63 properties (excluding 7 unconsolidated joint venture properties). The Company owns an additional 23 properties that are unencumbered, eight of which were the subject of the December 31, 1999 sale as more fully discussed under Acquisition, development and dispositions.

Upon completion of this transaction, the Company recognized an extraordinary charge of approximately $1.6 million which represented a write off of deferred finance costs of $1.5 million, transaction costs of approximately $700,000, approximately $106,000 of which represents a prepayment penalty related to the payoff of a first mortgage loan and offset by a gain related to the tender of approximately $700,000.

Line of Credit: Prior to its termination in May 1999, the Company had available a $250 million revolving credit facility (the "Line of Credit") which contained various restrictive covenants. At December 31, 1998, $226.0 million was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.88% at December 31, 1998, representing a variable rate based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, was payable annually in advance on each anniversary date. In May 1999, the Company repaid all outstanding obligations under this Line of Credit through proceeds received from financing project specific, nonrecourse mortgage loans and accordingly, terminated the facility. The Company recognized an extraordinary charge of $1,808,742 which represents a $750,000 facility fee charge, a $126,559 breakage fee, and a $932,183 write off of deferred finance costs related to the line of credit facility.

MIGRA maintained a $500,000 line of credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. At December 31, 1998, $446,565 was outstanding under this facility; the outstanding balance was paid off on February 10, 1999 and the facility was terminated. The weighted average interest rate on borrowings outstanding under the MIGRA Line of Credit Facility was 9.85% at December 31, 1998. In connection with the merger, the Company had assumed an additional $500,000 line of credit facility that was paid off at maturity, on October 31, 1998.

On November 18, 1999, the Company entered into a $12 million secured line of credit facility (the "Secured Line of Credit"). The facility is for a term of one year. A $10,000 commitment deposit was paid by the Company. The Company's borrowings under this Secured Line of Credit bear interest at a rate of, at the Borrower's option, at either the Prime Rate or LIBOR plus 200 basis points. This Secured Line of Credit will be utilized by the Company to provide working capital and for general corporate purposes. At December 31, 1999, there were no amounts outstanding under this facility.

Senior and Medium-Term Notes: The Senior Notes issued during 1995 in the principal amounts of $75 million and $10 million accrued interest at 8.38% and 7.10%, respectively, and were to mature in 2000 and 2002, respectively. Pursuant to the 1999 tender offer, as discussed above, the Company paid off the $10 million Senior Note and paid down the $75 million Senior Note. The balance of the $75 million Senior Note, net of unamortized discounts, was $8.5 million and $74.9 million at December 31, 1999 and 1998, respectively.

The Company had two Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $709,000 and 11 MTN's outstanding with an aggregate balance of $112.5 million at December 31, 1999 and 1998, respectively. Pursuant to the tender offer during 1999, as discussed above, the Company paid off eight and paid down two of the MTN's with an aggregate payment of $91.8 million. Additionally, the Company paid off a $20 million MTN that matured in September 1999. The two remaining MTN's have principal amounts of $604,000 and $105,000 and bear interest at 7.33% and 6.88%, respectively, and mature in September 2001 and December 2004, respectively. At December 31, 1998, the principal amounts of the MTN's ranged from $2.5 million to $20 million and bore interest from 6.18% to 7.93% over terms ranging from two to 30 years (due 2000 to 2026) with a stated weighted average maturity of 9.27 years. The two MTN's outstanding at December 31, 1998 have stated terms of 30 years each and the holders have a right to repayment at five and seven years from the issue date of the respective MTN. The weighted average interest rate of the two MTN's is 7.26% for the year ended December 31, 1999 and 6.99% for the 11 MTN's for the year ended December 31, 1998.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There were no interest rate protection agreements outstanding as of December 31, 1999 or 1998. On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amount of the swaps was approximately $66 million. The effective spread on the hedged loans is LIBOR plus 62 basis points and the floating rate on these hedged loans was 6.5% on February 25, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans.

Twenty-three (ten Market Rate properties which refers to the Same Store Core and Acquired/Disposed Property portfolios and 13 Affordable Housing properties) of the Company's 86 (71 Market Rate properties and 15 Affordable Housing properties) wholly owned properties were unencumbered at December 31, 1999 with annual EBITDA of approximately $13.3 million (approximately $7.7 million represents the Market Rate properties and approximately $5.6 million represents the Affordable Housing properties) and a historical gross cost basis of approximately $87 million (approximately $51 million represents the Market Rate properties and approximately $36 million represents the Affordable Housing properties). Eight of these properties were the subject of the December 31, 1999 sale as more fully discussed under Acquisition, development and dispositions. The remaining 63 of the Company's wholly owned properties (all of which are Market Rate properties except one which is a Affordable Housing property), have an historical gross cost basis of $790 million ($787.5 million represents the Market Rate properties and $2.6 million represents the Affordable Housing property) and secured property specific debt of $569.9 million ($568.1 million relates to the Market Rate properties and $1.8 million relates to the Affordable Housing Property) at December 31, 1999. Unsecured debt, which totaled $9.2 million at December 31, 1999, consisted of $709,000 in Medium-Term Notes and $8.5 million of Senior Notes. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.3 million at December 31, 1999. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.72% at December 31, 1999.

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

Operating Partnership:

In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units were exchanged into A OP units during 1999. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The Class A OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. During 1999, the Company charged $241,310 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. For the year ended December 31, 1999, the Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the Operating Partnership.

Merger Contingent Consideration Paid and Payable:

Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitle the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (approximately 74,994 common shares at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $2,982,917 worth of common shares of the Company of which $872,935 is based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration is to be paid and $2,109,982 is based on a closing price of $23.63 per the merger agreement. The obligation of the Company to issue common shares on the second issuance date was contingent upon the issuance of a certificate of occupancy for the Windsor Pines property and the MIGRA stockholders' submission to the Company of multifamily property acquisition opportunities with an aggregate gross asset value of at least $50 million and an average yield of at least 85% of the pro forma yield of the properties being acquired by the Company in connection with the acquisitions (the "Minimum Yield"). The obligation of the Company to issue common shares on the third issuance date is contingent upon the issuance of a certificate of occupancy for the Windsor at Kirkman property and the MIGRA stockholders' submission to the Company of an additional $50 million of multifamily property acquisition opportunities with the Minimum Yield.

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

In October 1999, the Company settled some of the purchase price adjustments relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The MIGRA merger agreement provided that such adjustment would be determined on the one-year anniversary of the merger. Accordingly, the Company paid a net of approximately $1.25 million with respect to the purchase price adjustment. The consideration paid was funded by proceeds from the sale, at par (including accrued interest) of a note receivable to affiliates (the former MIGRA shareholders). This purchase price adjustment increased the Company's recorded amount of the intangible asset initially recorded at the date of the merger.

Acquisitions, development and dispositions:

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include bank and other institutional borrowings, through the exchange of properties, undistributed earnings, or secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

Acquisitions: During 1999, the Company acquired a 24 acre parcel of land for $2.3 million located in Cranberry Township, Pennsylvania on which the Company plans to construct 250 units. The purchase price was financed using the like-kind exchange funds from the sale of a certain operating property.

Development: The Company is currently in the process of constructing or planning the construction of an additional 1,865 units on four separate land parcels owned by the Company as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Berkley Manor	Cranberry Twp., Pennsylvania	250	2001
Idlewylde-Phase I	Atlanta, Georgia	308	2000
-Phase II		535	2002
		843

Windsor at Kirkman Apartments	Orlando, Florida	460	2000
Village at Avon-Phase I	Avon, Ohio	164	2000
-Phase II		148	2001
		312
		1,865

During 1999, the Company completed the construction and leasing of 576 units at three of the Company's development properties. Additionally, the Company owns five tracts of undeveloped land consisting of approximately 83 acres.

Advisory Acquisitions: During 1999, MIG acquired three multifamily properties containing 938 units for certain advisory clients and recognized asset acquisition fees of approximately $233,700. MIG was also retained to provide asset and property management services.

Potential Dispositions: The Company continues to explore opportunities to dispose of five of its joint venture properties, two of its Affordable Housing and congregate care multifamily properties and 18 Market Rate properties (14 located in Ohio and four located in Michigan) which include the eight properties discussed below which resulted in a gain for federal income taxes. The total income contributed by all of these properties in 1999 was $4,951,147.

While in the short run, the sale of properties will likely result in a reduction in net income and portfolio size for the REIT for year 2000; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the REIT will continue to alter its capital structure, either through retirement of debt or stock purchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

On February 22, 2000, the Company entered into a contract to sell three owned Northeast Ohio Market Rate properties included in the 18 properties previously described. The properties are expected to be sold late in the first quarter or early in the second quarter. These properties contributed approximately $596,800 to net income before extraordinary items and cumulative effect during 1999.

Advisory Dispositions: During 1999, MIG sold two multifamily properties on behalf of two different pension fund clients. The Company recognized asset disposition fees of approximately $467,500 and management fees of approximately $304,290 for the year ended December 31, 1999 related to the sale of these two properties. Additionally, during the fourth quarter of 1999, the Company earned an incentive fee of $2,615,800 related to the performance of an entire portfolio under a contract with a current institutional client.

Dispositions: During 1999, the Company sold eight operating properties for net cash proceeds of $36.8 million, resulting in a gain of $19.6 million. During 1999, these properties contributed approximately $1.6 million to net income before extraordinary items and cumulative effect. Net cash proceeds from the sale of five of the eight operating properties of $13.4 million, resulting in a gain of $12.8 million, were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds to acquire a 24 acre parcel of land during 1999. The remaining net proceeds and unutilized like-kind funds were used to pay the Company's dividend and pay down a $20 million Medium-Term Note which matured in September 1999. Rainbow Terrace Apartments, an Affordable Housing property, was conveyed to HUD by deed in lieu of foreclosure of approximately $1.8 million, resulting in a loss of approximately $67,000 (Note 12).

The Company sold an additional eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the Buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. These eight properties are classified as Properties held for sale in the Consolidated Balance Sheets and are included in the 18 Market Rate properties previously described as potential dispositions. For 1999, the Company's earnings were not impacted by this transaction for GAAP reporting. These eight properties contributed approximately $2.0 million to income before extraordinary items and cumulative effect during 1999.

Management Contract Cancellation:

During 1999, management contracts were terminated on the following managed but non-owned properties:

Effective		Management	Approximate	Approximate	Approximate
Date of	Management	Contract	Management Fees	Loss of Management	Annualized Loss of
Termination	Company	Canceled	Collected During 1999	Fees During 1999	Management Fees

Affordable Housing Properties:
1/13/99	AERC	Longwood Apts.	$ -	$ 292,000	$ 292,000
5/31/99	AEMC	Brunswick ULA	$ 37,100	$ 51,900	$ 89,000
11/30/99	AERC	Park Village Apts.	$ 23,000	$ 2,100	$ 25,100
11/30/99	AERC	Rainbow Terrace	$ 231,900	$ 21,100	$ 253,000
12/01/99	AEMC	Park Lane Villa	$ 94,000	$ 8,600	$ 102,600

Commercial Properties:
3/23/99	AEMC	Euclid Medical &
		Commercial Arts	$ 20,500	$ 61,600	$ 82,100
10/01/99	AEMC	Parkway I & II	$ 28,200	$ 9,400	$ 37,600

Market Rate Properties:
9/10/99	AEMC	Franklin House	$ 8,000	$ 4,000	$ 12,000

Advisory Properties
9/24/99	MIG	Willow Creek	$ 150,700	$ 50,200	$200,900
10/29/99	MIG	Windemere	$ 153,600	$ 30,700	$184,300

Additionally, the Company anticipates that the following management contracts on managed but non-owned properties may be canceled during 2000 primarily because of pending sales:

Effective		Management	Approximate
Date of	Management	Contract	Management Fees
Termination	Company	Canceled	Collected During 1999

Affordable Housing Properties:
4/00	AEMC	Euclid Beach Villa	$ 179,000*
4/00	AEMC	Euclid Beach Club Residence	$ 75,100*

Commercial Properties:
Undetermined	AEMC	Mound Building	$ 12,900
Undetermined	AEMC	Garfield Mall	$ 66,300

Market Rate Properties:
2/24/00	AEMC	Brookview Commons	$ 11,700**
2/24/00	AEMC	Devonshire	$ 2,800**
Undetermined	AERC	Americana (1/3% Joint Venture)	$ 137,800*
Undetermined	AERC	Gates Mills Towers (1/3% Joint Venture)	$ 214,000*
Undetermined	AERC	Watergate (1/3% Joint Venture)	$ 241,400*
Undetermined	AERC	Euclid House (1/3% Joint Venture)	$ 2,700*
Undetermined	AERC	College Towers (1/2% Joint Venture)	$ 80,500*
Undetermined	AERC	Richmond Park Apartments	$ 170,900*

*Net fees.

**Properties were sold on 2/24/00 by the owners.

Dividends:

On January 4, 2000, the Company declared a dividend of $0.375 per common share for the quarter ending December 31, 1999 which was paid on February 1, 2000 to shareholders of record on January 14, 2000. The common share dividend policy is currently under review by the Board of Directors. On February 24, 2000, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which will be paid on March 15, 2000 to shareholders of record on March 1, 2000.

Cash flow sources and applications:

Net cash provided by operating activities decreased $1,664,900 from $41,662,800 to $39,997,900 for the year ended December 31, 1999 when compared with the year ended December 31, 1998. This decrease was primarily the result of a decrease in income before gains on sale of properties and land, extraordinary items and the cumulative effect in accounting principle which was offset by increases in accounts payable and accrued expenses, funds held for non-owned managed properties of affiliates and joint ventures and restricted cash offset by decreases in accounts and notes receivable.

Net cash flows used for investing activities of $9,008,300 for the year ended December 31, 1999 were primarily used for the development of multifamily real estate properties and undeveloped land parcels as well as additional fixed asset acquisitions related to the change in accounting to capitalize expenditures that were previously expensed by the Company.

Net cash flows provided by financing activities of $4,360,600 for the year ended December 31, 1999 were primarily comprised of proceeds received from the financing of project specific, nonrecourse mortgage loans on 55 properties. Funds were also used to pay dividends on the Company's common and preferred shares, repurchase of common shares as well as repayments on the Line of Credit and Senior and Medium-Term Notes.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998

In the following discussion of the comparison of the year ended December 31, 1999 to the year ended December 31, 1998, Market Rate properties refers to the Same Store Market Rate ("Same Store") and Acquired/Disposed Property portfolios. Same Store Market Rate Properties represents the 27 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 42 properties acquired in separate transactions by the Company during 1994 through 1997. Acquired/Disposed Properties refers to 17 properties which represent the properties acquired between January 1, 1998 and December 31, 1999 as well as the newly constructed and repositioned properties, the sale of eight operating properties and the transfer of Rainbow Terrace Apartments to HUD.

Overall, total revenue increased $15,672,800 or 11.0% and total expenses increased $29,570,500 or 23.4% for the year. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares increased $6,194,200 or 51.5%.

During the year ended December 31, 1999, the Market Rate properties generated total revenues of $133,872,800 and property operating and maintenance expenses of $60,616,800. Of these amounts, the Acquired/Disposed and Same Store Properties contributed total revenues of $48,142,600 and $85,730,200, respectively, while incurring property operating and maintenance expenses of $22,249,200 and $38,367,600, respectively. The Affordable Housing Properties generated total revenues of $9,853,000 while incurring property operating and maintenance expenses of $3,946,900 for the year ended December 31, 1999.

Rental Revenues:

Rental revenues increased $10,622,200 or 8.0% for the year. Rental revenues from the Acquired/Disposed Properties increased $9,927,800 for the year. Increases in occupancy and unit rents at the Same Store Properties and Affordable Housing Properties resulted in an increase of $553,000 or 0.59% and a decrease of $349 or 0%, respectively, in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items collected by the Management and Service Operations.

Other Revenues:

Other income increased $414,100 or 15.4% for the year. The increase is due primarily to the receipt of NSF fees and late charges as well as interest income received on funds deposited into the like-kind exchange fund as a result of the sale of certain operating properties.

The Company recognized property and asset management fee revenues of $5,270,800 and $2,330,600 for the year ended December 31, 1999, respectively, as compared to $4,704,800 and $1,248,400, respectively, for the year ended December 31, 1998. The increase in property and asset management fee revenues is primarily due to the recognition of a full year of property and asset management fee revenues during 1999 versus only six months during 1998 (from the MIGRA merger) as well as the collection of additional management fees as a result of the three new advisory management contracts during 1999 and the collection of the property management fee on Rainbow Terrace Apartments which the Company was entitled to during 1999.

For the year ended December 31, 1999, the Company recognized $233,700 of asset acquisition fees relating to the acquisition of three multifamily properties on behalf of certain advisory clients of MIG.

The Company recognized $3,083,400 and $247,000 of asset disposition and incentive fees for the year ended December 31, 1999 and 1998, respectively. During 1999 and 1998, MIG sold two properties each year which were owned by advisory clients of which $467,600 and $247,000, respectively, in disposition fees were earned. Additionally, during the fourth quarter of 1999, MIG earned a performance incentive fee of $2,615,800 related to an entire portfolio under a contract with a current institutional client.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $5,990,900 or 10.2% for the year. Property operating and maintenance expenses at the Acquired/Disposed Properties increased $4,555,800 for the year due primarily to the operating and maintenance expenses incurred at the 12 properties acquired in 1998, properties sold, as well as the repositioned properties and the newly constructed properties of Bradford at Easton, The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Same Store Properties increased $1,655,400 or 4.1% when compared to the prior 12 month period primarily due to increases in personnel, advertising, utilities, building and grounds repair and maintenance, real estate and local taxes and other operating expenses. Property operating and maintenance expenses at the Affordable Housing Properties decreased $26,400 or 0.66% for the year due primarily to increases in personnel and other operating expenses offset by decreases in building and grounds repair and maintenance.

Other expenses:

Depreciation and amortization increased $10,246,900 or 41.2% for the year primarily due to the increased depreciation expense recognized on the Acquired/Disposed Properties, the additional depreciation as a result of the adoption of the new capitalization policy and the accelerated depreciation of the Company's leasing information system due to the reduction in its estimated useful life as well as the amortization expense of the intangible assets associated with the MIGRA merger. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

Cost associated with abandoned projects of $298,400 were expensed during 1998. These costs consist primarily of certain pre-development costs, such as architectural, legal and accounting fees, that were incurred on projects that the Company determined it would no longer pursue. These costs are reflected as a charge to the Management and Service Operations.

General and administrative expenses increased $5,953,900 or 58.3% for the year. This increase is primarily attributable to payroll and related expenses and other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operations consulting services. Additionally, the Company recognized 12 months of expenses in 1999 versus six months of expense in 1998 related to the MIGRA merger. The increase related to general and administrative expenses of approximately $5,410,300 is classified as Unallocated Corporate Overhead.

The Management and Service Operations recognized a charge for funds advanced to non-owned properties and other costs totaling $150,000 and $291,800 which was incurred during 1999 and 1998, respectively. The 1999 charge of $150,000 and $200,000 of the 1998 charge represents a reserve relating to advances to a formerly managed non-owned property. The remaining $91,800 charge in 1998 represents a write-off for advanced funds of a managed but non-owned property.

During 1998, the Company wrote off $817,500 of expenditures which had been capitalized relating to the Company's LISA® system, a proprietary automated leasing information system. This write-off relates to the Management and Service Operations and is reflected as a write-off of software development costs in the Consolidated Statements of Income.

Interest expense increased $9,213,000 or 31.7% for the year primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 55 properties owned by the REIT. The increase represents the increased average borrowings and the higher interest rates incurred.

During 1999 and 1998, the gain on sale of properties of $19,630,300 and $503,500, respectively, resulted from the sale of eight properties and one property, respectively.

Extraordinary items:

The extraordinary item of $3,456,600 recognized during 1999 represents a $750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility as well as approximately $1,647,900 related to the pay off and paydown of the Senior and Medium-Term Notes associated with the tender offer of which $1,524,700 represents the write off of deferred finance costs, $709,200 represents transaction costs incurred, $105,800 represents a prepayment penalty related to the payoff of a first mortgage loan offset in part by $691,800 representing the gain related to the tender. In 1998, deferred financing costs of $124,900 were written off due to the termination of the $100 million unsecured revolving credit facility.

Cumulative effect:

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4,319,200 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $7,517,800 or $.34 per share (basic and diluted) for the year ended December 31, 1999. The pro forma amounts shown on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the year ended December 31, 1998 of which increased net income by $839,400 or $.04 per share (basic and diluted).

Net income applicable to common shares:

Net income applicable to common shares is reduced by dividends on the Perpetual Preferred Shares of $5,484,400.

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997

In the following discussion of the comparison of the year ended December 31, 1998 to the year ended December 31, 1997, Market Rate properties refers to the Same Store Market Rate ("Same Store") and Acquired/Disposed Property portfolios. Same Store Market Rate Properties represents the 34 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 33 properties acquired in separate transactions by the Company during 1994 through 1996 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO. Acquired/Disposed Properties refers to the 26 properties acquired between January 1, 1997 and December 31, 1998 as well as the newly constructed properties.

Overall, total revenue increased $34,197,900 or 31.4% and total expenses increased $34,947,600 or 38.3% for the year. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $3,197,600 or 21.0%.

During the year ended December 31, 1998, the Market Rate properties generated total revenues of $118,984,000 and property operating and maintenance expenses of $51,834,800. Of these amounts, the Acquired/Disposed and Same Store Properties contributed total revenues of $45,650,700 and $73,333,300, respectively, while incurring property operating and maintenance expenses of $17,518,800 and $34,316,000, respectively. The Affordable Housing Properties generated total revenues of $14,169,100 while incurring property operating and maintenance expenses of $6,817,700 for the year ended December 31, 1998.

Rental Revenues:

Rental revenues increased $30,874,800 or 30.4% for the year. Rental revenues from the Acquired/Disposed Properties increased $29,438,200 for the year. Increases in occupancy and unit rents at the Same Store Properties and Affordable Housing Properties resulted in a $1,547,500 or 2.1% increase and $181,550 or 1.3% decrease, respectively, in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items.

Other Revenues:

Other income increased $933,200 or 53.2% for the year. The increase is due primarily to real estate tax refunds received and an increase in the amount of interest income earned in 1998.

The Company recognized property and asset management fee revenues of $4,704,800 and $1,248,400 for the year ended December 31, 1998 as compared to $3,752,230 and $0, respectively, for the year ended December 31, 1997. The increase in property and asset management fee revenues is primarily due to the collection of these fees by MIGRA relating to their institutional investor clients. During 1998, the Company recognized $247,000 of disposition fees relating to the sale of two properties owned by advisory clients.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $15,422,600 or 35.7% for the year. Property operating and maintenance expenses at the Acquired/Disposed Properties increased $12,483,400 for the year due primarily to the operating and maintenance expenses incurred at the three properties acquired during 1997, the 14 properties acquired in 1998, and the newly constructed properties of Bradford at Easton, The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Same Store Properties increased $3,037,600, or 9.7% when compared to the prior 12 month period primarily due to increases in personnel, real estate and local taxes and other operating expenses. Property operating and maintenance expenses at the Affordable Housing Properties decreased $98,400 or 1.4% for the year due primarily to decreases in utilities and building and grounds repair and maintenance.

Other expenses:

Depreciation and amortization increased $5,633,100 or 29.2% for the year primarily due to the increased depreciation expense recognized on the Acquired/Disposed Properties as well as the amortization expense of the intangible assets. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

Cost associated with abandoned projects of $298,400 and $309,800 were expensed during 1998 and 1997, respectively. These costs consist primarily of certain pre-development costs, such as architectural, legal and accounting fees, that were incurred on projects that the Company determined it would no longer pursue. These costs are reflected as a charge to the Management and Service Operations.

General and administrative expenses increased $4,131,600 or 67.9% for the year. This increase is primarily attributable to payroll and related expenses due to the acquisition of the MIGRA advisory operations. General and administrative expenses are costs related to the Management and Service Operations.

The Management and Service Operations recognized a charge for funds advanced to non-owned properties and other costs totaling $291,800 and $1,764,000 for 1998 and 1997, respectively. The 1998 charge primarily relates to a write-off of $91,800 and a reserve of $200,000 relating to advances to two separate managed but non-owned properties. The 1997 charge relates to the write-off of two advances to managed but non-owned properties.

The Company wrote off $817,500 of expenditures which had been capitalized relating to the Company's LISA® system, a proprietary automated leasing information system. This write-off relates to the Management and Service Operations and is reflected as a write-off of software development costs in the Consolidated Statements of Income.

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

Extraordinary items:

In 1998, deferred financing costs of $124,900 were written off due to the refinancing of the Line of Credit and were recognized as an extraordinary item in the Consolidated Statements of Income.

Net income applicable to common shares:

Net income applicable to common shares is equal to net income less dividends on the preferred shares of $5,484,400.

Equity in net income of joint ventures:

The combined equity in net income of joint ventures increased $140,300 or 31.5% for the year ended December 31, 1999, and decreased $116,200 or 20.7% for the year ended December 31, 1998. The increase from 1998 to 1999 is due primarily to decreased costs of operating the properties resulting primarily from utilities, real estate taxes and building and grounds repair and maintenance. The decrease from 1997 to 1998 was primarily attributable to increased costs of operating the properties resulting primarily from real estate taxes.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 1999, 1998 and 1997.

	For the year ended December 31,
	1999	1998	1997
Beneficial interests in joint venture operations
Rental revenue	$6,957,900	$6,943,700	$6,744,700
Cost of operations	3,997,000	4,388,300	3,943,400
	2,960,900	2,555,400	2,801,300
Interest income	15,900	21,700	19,700
Interest expense	(1,799,500)	(1,656,700)	(1,763,200)
Depreciation	(542,300)	(426,400)	(447,300)
Amortization	(50,000)	(49,300)	(49,600)
Income before cumulative effect of a change
in accounting principle	$ 585,000	$ 444,700	$ 560,900

Strategy

Overall Portfolio Strategy

AERC is a fully integrated multifamily self-administered and self-managed equity real estate investment trust engaged in property, acquisition, advisory and development management, disposition, operation and ownership activities.

AERC seeks to maximize shareholder value by growing the magnitude and quality of earnings generated by the Company's assets and activities. Management believes this value is realized in two principal ways; first, through skilled acquisition and disposition driven by investment research; and secondly, through operations with a focus on quality of service supported by sophisticated technological systems.

The Company offers a unique structure which combines a public operating company with an institutional advisory business. This combination affords the Company the opportunity to focus its expertise in either the public or private multifamily investment market allowing continuity and dedication to the investment process. This efficiency maximizes shareholder value with active portfolio management resulting in the continuous measurement of assets offering the greatest risk-adjusted return to shareholders and clients.

The Company applies a disciplined approach to achieving portfolio balance through diversification in deep economic markets. The portfolio is actively managed through the acquisition and disposition of assets which provide the highest risk-adjusted rate of return to the portfolio.

The Company's disciplined business planning for each property and its annual budgeting process, complemented by a judicious capital expenditure program allows the Company to identify opportunities across the portfolio, thereby maximizing long term wealth creation. A key element of this regimen is the annual hold-sell analysis which challenges the continued investment in any one asset which is not expected to produce specific benchmark yields.

While in the short run, the sale of properties could potentially mean a reduction in net income and portfolio size for the REIT for year 2000, it is expected that the proceeds will either be redeployed into new growth opportunities or the REIT will continue to alter its capital structure, either through retirement of debt or stock purchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns

Implementation of the Company's strategy includes 1) enhancement of the owned portfolio through strategic allocation of capital improvements in existing assets, 2) investment in portfolio enhancing apartment communities through acquisition and development, including strategic alliances with others, 3) expansion of the advisory business through both separate account and co-investment with institutional investors, and 4) stock repurchase, where the current market price is depressed and other higher yielding investment opportunities are less attractive.

Market Rate

The consistent goal for the owned portfolio of multifamily assets is income and value enhancement through reinvestment in the assets and acquisition of new properties. Internal growth is achieved through realization of all marginal revenue opportunities, contained operational expenses and efficient management. Management believes new acquisitions (generally suburban, grade A-B properties) and development opportunities available to the Company will enhance the income potential to the Company. The general investment goals include institutional quality properties in rent growth locations of major metropolitan markets.

To achieve the goal of holding a portfolio of economically and geographically diversified institutional quality multifamily assets, the Company plans to reduce exposure in the Midwest while reinvesting in more strategically consistent dynamic markets, which offer greater revenue growth, such as Atlanta, metro Washington D.C., Orlando, South Florida and Tampa. The Company expects very limited acquisitions on behalf of the Market Rate portfolio in the upcoming year; however, the Company expects to have some co-investment acquisition opportunities.

While the portfolio stability offered in the Midwest markets is expected to be maintained with the retention of certain assets, the ultimate goal is to own and operate significant units in multiple markets across the nation.

Notwithstanding the selective disposition of assets, the Company plans to continue its annual program of improvements to its properties and its ongoing practice of regular maintenance and periodic renovation, wherever doing so yields long term benefits.

Affordable Housing

The Company's portfolio currently includes 15 properties (comprised of 1,505 units) which are subject to regulation by HUD and which have been in the portfolio since prior to the IPO.

Although rent growth in these properties is limited due to regulatory restrictions, these properties have provided a consistent return and offer a somewhat stabilizing influence to the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 28 properties (5,229 units), on behalf of others, making the affordable housing area potentially lucrative across segments.

Notwithstanding the potential profitability associated with the efficient management in the regulated environment, the Company continuously examines its ownership of all properties within the context of its overall portfolio strategy. There are no assurances that government policies affecting these properties will not change causing the future results to differ materially from the historical results.

Management and Service Companies

Fee Management: Over the years, the Company has applied its management approach to the management of properties for third parties. The Company believes that third party property management broadens the Company's knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power, provides a network for new personnel and generates fee income.

Advisory Business: The advisory business of the Company comprises a major component of the overall growth strategy. A major focus of this business will be the acquisition of properties for separate account clients with discretionary and non-discretionary funds. Increased advisory assets wholly owned by sustained clients expand the benefits of the Company's investment capabilities. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets, while requiring less in capital resources from the Company than direct investment.

Another aspect of the advisory strategy is the opportunity to co-invest with institutional partners. This form of investment not only diversifies the owned portfolio across markets while creating operational efficiency, but also allows the Company to extend its investment and operational expertise to its institutional clients. This distribution of experience and expertise provides acquisition, asset management, property management and incentive fees to the Company which benefits its shareholders.

Other: The Company will continue to explore ways to capitalize on its access to the significant purchasing power of its broad resident base as an "e-commerce gatekeeper". Currently, the Company is analyzing certain opportunities that will allow it to further exploit its already advanced technological infrastructure within its current property management platform.

Initiatives

The Company adopted four initiatives in 1999 that have furthered the execution of the strategy as delineated above.

1. Restructure of the balance sheet. The Company replaced its floating rate, unsecured line of credit with fixed rate mortgages on 55 properties, thereby extending the duration of its debt and eliminating restrictive covenants which the Company believes constrained its operational flexibility. The Company has also purchased 3,135,180 of its common shares to date in order to take advantage of the current low market price which the Company believes is significantly below the Company's real estate net asset value.

2. Undertake significant capital expenditures in order to create value and move price points in year 2000. The Company prepares a detailed business plan on every asset each year which incorporates long term capital plans to ensure the specific property is positioned to achieve the maximum return on invested capital. Through a capital allocation process, funding is approved for those projects which yield the marginal rates of return in excess of corporate benchmarks. In 1999, approximately $13,000,000 in capital improvements were performed.

3. Decentralize various operational processes in order to create better execution at the point of sale. The Company completed implementation of a decentralized operating environment in 1999. Management of the properties is supervised by a team of six real estate professionals which consist of an executive officer and five regional vice presidents who together possess nearly 125 years or an average of 21 years of experience in the property management industry.

The Company's management approach is to emphasize the "point of execution" which means providing the site manager and staff with appropriate levels of authority and responsibility to achieve corporate goals of service and financial benchmarks. The Company believes this concept simplifies and expedites the handling of management tasks and on-site situations and helps ensure that the site staff provides quality service to its residents. Consistent with the Company's decentralization efforts, property managers have been given additional responsibility and authority for the performance of their properties, with an emphasis on increasing and improving information flow to allow them to manage their property's bottom line growth. In support of these efforts, the Company performed a major hardware upgrade at all properties during 1999, rolled out new processes to support the decentralized structure, and installed new property management software. The Company expects this to lead to reduced costs of operation.

Additionally, enhanced information systems allow management to respond more quickly to changes in the market place and to analyze future trends in order to make strategic decisions about the allocation of capital and portfolio composition. Site managers are trained to monitor market conditions and competitors and transfer this information to a centralized data base which is then used in developing the portfolio strategy for the Company and its clients.

4. Increased emphasis on our advisory business which includes pursuing co-investment opportunities with institutional pension fund clients through the advisory subsidiary. These co-investments will include both purchase and development opportunities with an emphasis on separate account clients with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek high yields anticipated with development. The expected equity investment is 25-49% from AERC and 51-75% from institutional investors.

Management believes this co-investment program may allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily management.

The program is currently being marketed with one opportunity approved by an institutional client.

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases.

The market for the Affordable Housing properties is unique in that the residents of these properties receive assistance under the Rental Assistance Program. At many of the Affordable Housing properties, waiting lists of qualified applicants are maintained which minimize the need to advertise these units. The average Economic Occupancy of these properties consistently exceeds 98%. However, changes in these Government Programs could potentially create decreased rental revenues, additional vacancies, require more marketing costs and in some cases, these properties may be converted to Market Rate properties.

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 1999, the Company had $1.8 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to achieve those objectives.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There were no interest rate protection agreements outstanding as of December 31, 1999 or 1998. On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amount of the swaps was approximately $66 million. The effective spread on the hedged loans is LIBOR plus 62 basis points and the current floating rate on these hedged loans is now 6.5%. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 1999								December 31, 1998
								Fair Market		Fair Market
Long term debt	2000	2001	2002	2003	2004	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$5,138,213	$16,722,369	$6,060,334	$6,548,035	$6,971,854	$526,709,369	$568,150,174	$540,199,775	$ 61,745,963	$ 65,945,302
Weighted average interest rate	7.76%	7.71%	7.71%	7.71%	7.71%	7.70%	7.76%		8.22%

MTN's	-	604,000	-	-	105,000	-	709,000	705,980	112,500,000	121,587,019
Weighted average interest rate	-	7.26%	-	-	6.88%	-	7.23%		6.95%

Senior notes	8,540,715	-	-	-	-	-	8,540,715	8,707,042	84,915,903	89,320,995
Weighted average interest rate	8.38%	-	-	-	-	-	8.38%		8.23%
Total fixed rate debt	$13,678,928	$17,326,369	$6,060,334	$6,548,035	$7,076,854	$526,709,369	$577,399,889	$549,612,797	$259,161,866	$276,853,316

Variable:
Variable rate mortgage debt	$ 61,687	$ 1,724,328	$ -	$ -	$ -	$ -	$ 1,786,015	$ 1,786,015	$ 18,296,704	$ 18,296,704
	10.0%	10.0%	-	-	-	-	10.0%	-	-	-
LIBOR based credit facility	-	-	-	-	-	-	-	-	226,000,000	226,000,000
Prime + 1% credit facility	-	-	-	-	-	-	-	-	446,565	446,565
Total variable rate debt	$ 61,687	$ 1,724,328	$ -	$ -	$ -	$ -	$ 1,786,015	$ 1,786,015	$244,743,269	$244,743,269
Total long term debt	$ 13,740,615	$19,050,697	$6,060,334	$6,548,035	$7,076,854	$526,709,369	$579,185,904	$551,398,812	$503,905,135	$521,596,585

Sensitivity Analysis

At December 31, 1999 and 1998, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $585.2 million and $287.0 million, respectively. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

The Company, to date, has not experienced any significant unusual events related to the Year 2000 issue. The mission critical and non-mission critical operating systems, networking and accounting software all appear to have made the transition to the Year 2000 smoothly and without incident.

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

The Company's plan to resolve the Year 2000 issue had involved the following four phases: assessment, remediation, testing and implementation. The Company identified non-IT systems at all properties and had remediation, testing and contingency plans in place by year-end.

Much of the mission critical operating systems, networking and accounting software that was purchased over the past few years had been represented by vendors to already be Year 2000 compliant. The property management software currently being used at the Company's corporate offices and which was rolled out to the properties during the second and third quarters of 1999 was affirmed by the vendor to be tested and Year 2000 compliant. Additional hardware upgrades at all of the properties and software patches were complete before December 31, 1999.

There are no other planned costs to upgrade and convert systems for specific Year 2000 issues since those related to Year 2000 were substantially incurred as part of an overall upgrade plan implemented in 1999.

As part of the Company's Year 2000 readiness program, the Company queried various third party vendors. While many responses have been received to such queries (especially by banks and other large financial institutions), many vendors did not respond. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. The passage of time appears to demonstrate that there are no residual Year 2000 issues that are impacting the Company.

CONTINGENCIES

Environmental

There are no recorded amounts resulting from environmental liabilities and there are no known material contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties.

Rainbow Terrace

On February 9, 1998, HUD notified the Company that Rainbow Terrace Apartments, Inc. ("RTA"), the Company's subsidiary corporation that owned Rainbow Terrace Apartments, was in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleged that the property was poorly managed and that RTA had failed to complete certain physical improvements to the property. Moreover, HUD claimed that RTA was not in compliance with numerous technical regulations concerning whether certain expenses were properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD had the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

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

In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for RTA were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of the HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded pursuant to HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning RTA provided by the Company. Thereafter, the Company continued to receive the monthly HAP payments for RTA.

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

On March 12, 1999, the Company, Associated Estates Management Company ("AEMC"), RTA, PVA Limited Partnership ("PVA"), the owner of Park Village Apartments, and HUD, entered into a comprehensive settlement agreement (the "Settlement Agreement") for the purpose of resolving certain disputes concerning property operations at Rainbow Terrace Apartments, Park Village Apartments ("Park Village"), Longwood Apartments ("Longwood") and Vanguard Apartments ("Vanguard"). Longwood was managed by the Company until January 13, 1999. Park Village was managed by the Company until December 1999. Vanguard was managed by AEMC until December 1997. All four properties are encumbered by HUD insured mortgages, governed by HUD imposed regulatory agreements and subsidized by Section 8 Housing Assistance Payments.

Under the terms of the Settlement Agreement, HUD agreed to pay RTA a retroactive rent increase totaling $1,784,467, which represented the outstanding receivable at December 1, 1999. HUD further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

HUD's obligations under the Settlement Agreement were conditioned upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which was the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who were acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA were unable to identify prospective purchasers acceptable to HUD, then RTA and PVA agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration was to be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At December 1, 1999, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At December 1, 1999, RTA had net assets of $1,827,319, including the retroactive rental receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of $1,935,123. The Company has excluded RTA's results of operations from its Consolidated Statement of Income for 1999.

During the third quarter, RTA, with respect to Rainbow Terrace Apartments, and PVA, with respect to Park Village, entered into contracts to sell those properties, subject to, among other matters, HUD approval. Under the terms of the Settlement Agreement, HUD had the right to approve or disapprove those prospective purchasers. Alternatively, HUD had the right to require RTA and PVA to convey these properties to HUD by deed in lieu of foreclosure.

On November 9, 1999, HUD notified RTA, PVA and the Company of its decision to elect to receive deeds in lieu of foreclosure to those properties rather than requiring RTA and PVA to continue further efforts to sell those properties to qualified purchasers. On or about December 1, 1999, HUD paid RTA the entire amount of the retroactive rent receivable in the amount of $1,784,467 and RTA and PVA delivered to HUD deeds in lieu of foreclosure to Rainbow Terrace Apartments and Park Village Apartments, respectively. The Company recorded a loss of $67,000 due to the conveyance to HUD of Rainbow Terrace Apartments.

Affiliate Transactions

In the normal course of business, the Company advances funds on behalf of, or holding funds for the benefit of, affiliates and joint ventures.

In February 1998, certain affiliated entities which owed the Company a substantial amount of advances, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's Board of Directors and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, informed the Company that the Corporation caused the commencement of a review of approximately $2.9 million in expenditures relating to certain HUD subsidized properties. The Company believed that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Expected Property Sales

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. These eight properties are classified as Properties Held for Sale in the Consolidated Balance Sheets. For 1999, the Company's earnings were not impacted by this transaction for GAAP reporting.

On February 22, 2000, the Company entered into a contract to sell eight owned properties. Of these eight, five were included in the previously referred December 31, 1999 sale. It is expected that the properties will be sold late in the first quarter or early in the second quarter of 2000.

Housing Code Violations

A number of lawsuits exist that are brought by the City of Cleveland's Housing Division alleging housing code violations involving a number of properties located in the City of Cleveland, Ohio, now or formerly owned or managed by the Company. While the resolution of this matter cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Other

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000, is incorporated by reference in this Annual Report on Form 10-K.

The Executive Officers of the Company as of February 29, 2000 are:

Name	Age	Position with the Company
Jeffrey I. Friedman	48	Chairman of the Board and Chief Executive Officer
Louis E. Vogt	50	President and Chief Operating Officer
James A. Cote	53	Vice President and President, MIG II Realty Advisors
Martin A. Fishman	58	Vice President, General Counsel and Secretary
Kathleen L. Gutin	43	Treasurer, Vice President and Chief Financial Officer

Jeffrey I. Friedman has served as Chairman of the Board and Chief Executive Officer of the Company since its organization in 1993 and served as the Company's President since the Company's organization until February 24, 2000. Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

Louis E. Vogt joined the Company as Senior Vice President, Operations in 1998 through the acquisition of MIG Realty Advisors, Inc.. On February 24, 2000, Mr. Vogt was elected President, Chief Operating Officer and Director. Mr. Vogt joined MIG Realty Advisors in 1992 and has over 28 years of experience in real estate operations. He is responsible for all asset and property management operations including acquisitions and dispositions.

James A. Cote, Vice President and President, MIG II Realty Advisors, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. Mr. Cote was with MIG Realty Advisors from 1992 until the acquisition. Mr. Cote has extensive experience in all aspects of property acquisition, asset management and dispositions.

Martin A. Fishman has been Vice President - General Counsel and Secretary of the Company since its organization. Mr. Fishman joined AEG in 1986 as Vice President - General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

Kathleen L. Gutin, Treasurer, Vice President and Chief Financial Officer, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. Ms. Gutin joined MIG Realty Advisors in 1985 and has over 16 years of real estate related accounting, finance and information technology experience. She is a member of the American Institute of Certified Public Accountants (AICPA) and is a Chartered Financial Analyst (CFA).

In addition to the executive officers named in the table above, the following persons have been elected as officers of the Company by the Board of Directors and hold positions in senior management with the Company as indicated:

*Gregory L. Golz, Vice President, Finance, joined the Company in 1998. Mr. Golz was previously employed by Kendal Financial Corporation as a founding Principal from 1994 to 1998. He specializes in mergers, acquisitions, securities and other capital markets transactions. Mr. Golz is 39 years old.

Barbara E. Hasenstab joined the Company in 1996 as Director of Investor Relations and was elected Vice President of Investor Relations in 1998. Ms. Hasenstab has 21 years of experience in investor relations and is a member of the National Investor Relations Institute and is 46 years old. Effective February 24, 2000, Ms. Hasenstab's title has been changed to Vice President, Investor Relations and Corporate Communications.

William T. Hughes, Jr., Ph. D., Vice President-Research, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. Dr. Hughes joined MIG Realty Advisors in 1995. He is widely published in leading real estate books, journals and periodicals, and a nationally recognized expert in real estate markets. He is a Chartered Financial Analyst (CFA) and is 35 years old.

Nan R. Zieleniec joined AEG in 1990 and was elected Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and is 41 years old.

The following persons have been appointed as officers of the Company by the executive officers of the Company:

JoAnn C. Hirsh joined the Company in 1997 as Director of Government Housing and is currently a Regional Vice President of Operations. Ms. Hirsh has supervisory responsibility for the Affordable Housing properties and is responsible for compliance with HUD regulations. Ms. Hirsh has over 21 years of real estate experience and is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPA's, the National Network of Commercial Real Estate Women and is 43 years old.

Richard Q. Mansfield joined the Company in 1995 and is currently a Regional Vice President of Operations. He has been involved in multifamily property management for 22 years. Mr. Mansfield has supervisory responsibility for properties in northeast Ohio and is 44 years old.

Daniel L. Powers joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. He is currently a Regional Vice President of Operations for the Central Region, with supervisory responsibility for properties in Toledo, Ohio, Indiana and Michigan and has been involved in multifamily property management for 20 years. Mr. Powers is a Certified Property Manager and is 46 years old.

Charles J. Stone joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. He is currently a Regional Vice President of Operations for the Eastern Region with supervisory responsibility for properties in Florida, Georgia, Maryland, North Carolina and Pennsylvania. Mr. Stone is 53 years old and has over 26 years of real estate experience.

Steven C. Thrower joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. He is currently a Regional Vice President for the Western Region with supervisory responsibility for properties in Arizona and Texas. Mr. Thrower is 44 years old and has more than 14 years of real estate experience.

* Effective February 29, 2000, the position of Vice President, Finance has been eliminated and Mr. Golz has returned to Kendal Financial Corporation.

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 is incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 is incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000 is incorporated by reference in this Annual Report on Form 10-K.

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

"Contract Unit" means a unit contained in an Affordable Housing property for which the owner of such property receives rent subsidies from HUD pursuant to a HAP Contract.

"Market Rate Properties" means multifamily Properties which are operated as conventional multifamily residential apartments, the operations of which are not subject to regulation by HUD.

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

"Affordable Housing Properties" means multifamily Properties, the rents of which are subsidized and certain aspects of the operations of which are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937.

"HAP Contract" means the agreement between HUD and the owner of an Affordable Housing property which provides for rent subsidies to be paid by HUD to such owner and obligates such owner to comply with certain HUD regulations governing certain aspects of its operations of such Affordable Housing Properties.

"HAP Payment" means a housing assistance payment the owner of an Affordable Housing property receives from HUD pursuant to a HAP Contract.

"HUD" means the United States Department of Housing and Urban Development.

"IPO" means initial public offering. The Company completed an initial public offering of 7,250,000 common shares in November 1993, the proceeds of which were used to acquire the various businesses from AEG.

"National Housing Act" means the National Housing Act, as amended from time to time.

"Operating Partnerships" means the acquired general and certain limited partnership interests of a multifamily property in development as well as an operating multifamily property which were structured as a DownREIT.

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

"Total Market Capitalization" means the aggregate market value of the Company's outstanding common and preferred shares and total long-term debt of the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report.

1. Financial Statements: The following documents are filed as part of this report.

Report of Independent Accountants - Associated Estates Realty Corporation.

Consolidated Balance Sheets at December 31, 1999 and 1998.

Consolidated Statements of Income for the three years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the three years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

Schedules Page

II Valuation and Qualifying Accounts F-42

III Real Estate and Accumulated Depreciation F-43

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  A Current Report on Form 8-K dated November 18, 1999 was filed on December 2, 1999.

(c) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank	Exhibit 4.5b filed herewith.
4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.7	$75 Million 8-3/8% Senior Note due April 15, 2000	Exhibit 4.7 to Form 10-Q filed May 11, 1995.

4.8e	Credit Agreement dated June 30, 1998, by and among Associated Estates Realty Corporation, as Borrower; the banks and lending institutions identified therein as Banks; National City Bank, as Agent and Bank of America National Trust and Savings Association, as Documentation Agent	Exhibit 4.8e to Form 10-Q filed August 14, 1998.

4.8f	First Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower; National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and First Merit Bank, N.A. and Southtrust Bank, N.A. as the New Banks.	Exhibit 4.8f to Form 10-Q filed November 16, 1998.

4.8g	Second Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and National City Bank, Bank of America National Commerzbank Aktiengesellschaft.	Exhibit 4.8g to Form 10Q filed November 16, 1998.

4.8h	Third Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent, Bank of America National Trust & Savings Association, as Documentation Agent and the banks identified therein.	Exhibit 4.8h to Form 10-K filed March 30, 1999.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.12	Ten Million Dollar 7.10% Senior Notes Due 2002.	Exhibit 4.12 to Form 10-K filed March 28, 1996.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13 filed herewith.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release dated January 8, 1999 by and between the Company and Dennis W. Bikun	Exhibit 10.17 to Form 10-Q filed May 17, 1999.

10.18	Separation Agreement and Release dated June 30, 1999 by and between the Company and Larry E. Wright	Exhibit 10.18 to Form 10-Q filed August 13, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'	Exhibit 10.19 filed herewith.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 filed herewith.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

21.1	List of Subsidiaries	Exhibit 21.1 filed herewith.

23.1	Consent of Independent Accountants	Exhibit 23.1 filed herewith.

27	Financial Data Schedule	Exhibit 27 filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2000.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2000.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	March 15, 2000
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Louis E. Vogt	President, Chief Operating Officer and Director	March 15, 2000
Louis E. Vogt

/s/ Kathleen L. Gutin	Chief Financial Officer (Principal Financial Officer	March 15, 2000
Kathleen L. Gutin	and Principal Accounting Officer)

/s/ Albert T. Adams	Director	March 15, 2000
Albert T. Adams

/s/ James M. Delaney	Director	March 15, 2000
James M. Delaney

/s/ Gerald C. McDonough	Director	March 15, 2000
Gerald C. McDonough

/s/ Mark L. Milstein	Director	March 15, 2000
Mark L. Milstein

/s/ Frank E. Mosier	Director	March 15, 2000
Frank E. Mosier

/s/ Richard T. Schwarz	Director	March 15, 2000
Richard T. Schwarz

/s/ Larry E. Wright	Director	March 15, 2000
Larry E. Wright

INDEX TO FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

Financial Statements:	Page

Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 1999 and 1998	F-3
Consolidated Statements of Income for the
three years ended December 31, 1999, 1998 and 1997	F-4
Consolidated Statements of Shareholders' Equity for the three years ended
December 31, 1999, 1998 and 1997	F-5
Consolidated Statements of Cash Flows for the three
years ended December 31, 1999, 1998 and 1997	F-6
Notes to Financial Statements	F-7

Financial Statement Schedules:
II - Valuation and Qualifying Accounts	F-42
III - Real Estate and Accumulated Depreciation at December 31, 1999	F-43

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries ("the Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 21 to the financial statements, in 1999, the Company changed its method of accounting for certain replacements and improvements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 7, 2000

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	1999	1998
ASSETS
Real estate assets
Land	$ 91,015,251	$ 92,675,356
Buildings and improvements	791,312,600	778,450,807
Furniture and fixtures	32,783,385	30,804,870
	915,111,236	901,931,033
Less: accumulated depreciation	(160,216,690)	(153,941,702)
	754,894,546	747,989,331
Construction in progress	22,177,579	53,740,292
Real estate, net	777,072,125	801,729,623
Properties held for sale, net of accumulated depreciation	18,475,144	-
Cash and cash equivalents	36,384,837	1,034,655
Restricted cash	14,149,514	6,718,863
Accounts and notes receivable
Rents	883,881	2,801,835
Affiliates and joint ventures	9,537,737	13,113,400
Other	5,850,696	2,293,007
Intangible and other assets, net	20,455,766	13,093,972
	$882,809,700	$840,785,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$569,936,189	$ 80,042,667
Unsecured debt	9,249,715	423,862,468
Total indebtedness	579,185,904	503,905,135
Accounts payable and accrued expenses	22,192,289	21,515,414
Dividends payable	-	10,507,586
Resident security deposits	5,454,435	5,960,971
Funds held on behalf of managed properties
Affiliates and joint ventures	8,041,958	5,353,394
Other	3,086,379	4,128,298
Accrued interest	3,108,460	5,501,634
Accumulated losses and distributions of joint
ventures in excess of investment and advances	11,513,261	12,679,793
Total liabilities	632,582,686	569,552,225

Operating partnership minority interest	12,044,983	12,044,983

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without
par value; 3,000,000 authorized; 225,000 issued and outstanding	56,250,000	56,250,000
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,716,720, and 22,621,958 issued and 21,172,340 and
22,596,958 outstanding at December 31, 1999 and 1998,
respectively	2,271,671	2,262,195
Paid-in capital	278,056,478	277,134,988
Accumulated dividends in excess of net income	(82,442,424)	(75,991,638)
Accumulated other comprehensive income	(5,250)	(875)
Less: Treasury shares, at cost, 1,544,380 and 25,000 shares
at December 31, 1999 and 1998, respectively	(15,948,444)	(466,523)
Total shareholders' equity	238,182,031	259,188,147
	$882,809,700	$840,785,355

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	1999	1998	1997
Revenues
Rental	$143,136,606	$132,514,374	$101,639,584
Property management fees	5,270,836	4,704,837	3,752,230
Asset management fees	2,330,597	1,248,356	-
Asset acquisition fees	233,745	-	-
Asset disposition fees	3,083,359	247,000	-
Painting services	1,524,029	1,605,923	1,663,927
Other	3,101,500	2,687,377	1,754,207
	158,680,672	143,007,867	108,809,948
Expenses and charges
Property operating and maintenance	64,643,448	58,652,542	43,229,949
Depreciation and amortization	35,145,839	24,898,978	19,265,827
Painting services	1,435,328	1,616,933	1,491,527
Preliminary project costs	-	298,360	309,794
General and administrative	16,170,107	10,216,222	6,084,654
Write-off of software development costs	-	817,485	-
Charge for funds advanced to non-owned properties
and other	150,000	291,827	1,764,044
Default waiver fee	-	395,000	-
Interest expense	38,263,518	29,050,346	19,144,260
Total expenses and charges	155,808,240	126,237,693	91,290,055
Income before gain on sale of properties and land,
equity in net income of joint ventures, minority interest,
extraordinary items and cumulative effect of a change
in accounting principle	2,872,432	16,770,174	17,519,893
Gain on sale of properties and land	19,630,303	503,497	1,607,829
Equity in net income of joint ventures	585,022	444,692	560,934
Minority interest in operating partnership	(241,310)	(78,706)	-
Income before extraordinary item and cumulative effect
of a change in accounting principle	22,846,447	17,639,657	19,688,656
Extraordinary (loss) or gain-extinguishment of debt	(3,456,612)	(124,895)	1,023,713
Cumulative effect of a change in accounting principle	4,319,162	-	-
Net income	$ 23,708,997	$17,514,762	$20,712,369

Net income applicable to common shares	$ 18,224,571	$12,030,341	$15,227,948

Earnings per common share - basic:
Income before extraordinary item and cumulative
effect of a change in accounting principle	$ .79	$ .61	$ .88
Extraordinary item	$ (.15)	$ -	$ .06
Cumulative effect of a change in accounting principle	$ .19	$ -	$ -
Net income	$ .83	$ .61	$ .94

Earnings per common share - diluted:
Income before extraordinary item and cumulative
effect of a change in accounting principle	$ .79	$ .60	$ .88
Extraordinary item	$ (.15)	$ -	$ .06
Cumulative effect of a change in accounting principle	$ .19	$ -	$ -
Net income	$ .83	$ .60	$ .94

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Effect of new capitalization policy	$ (4,319,162)	$ 839,386	$ 564,673
Net income	$19,389,835	$18,354,148	$21,277,042
Net income applicable to common shares	$13,905,409	$12,869,727	$15,792,621
Earnings per common share - basic:
Effect of new capitalization policy	$ (.19)	$ .04	$ .03
Net income applicable to common shares	$ .63	$ .65	$ .97
Earnings per common share - diluted:
Effect of new capitalization policy	$ (.19)	$ .04	$ .03
Net income applicable to common shares	$ .63	$ .64	$ .97

Dividends declared per common share	$ 1.125	$ 1.86	$ 1.86

Weighted average number of common shares
outstanding - Basic	22,050,905	19,865,335	16,198,499
- Diluted	22,052,899	20,059,873	16,215,513

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A			Accumulated	Accumulated
		Cumulative	Common Shares		Dividends in	Other	Treasury
		Preferred	(at $.10	Paid-In	Excess of	Comprehensive	Shares
	Total	Shares	stated value)	Capital	Net Income	Income	(at cost)

Balance, December 31, 1996	$158,016,198	$56,250,000	$1,532,238	$133,091,535	$(32,839,075)	$(18,500)	$ -
Comprehensive income:
Net income	20,712,369	-	-	-	20,712,369	-	-
Other comprehensive income:
Unrealized gains on securities of $15,000, net of reclassification
adjustment for gains included in net income of $0	15,000	-	-	-	-	15,000	-
Total comprehensive income	20,727,369	-	-	-	20,712,369	15,000	-
Issuance of 1,317 restricted common shares	-	-	131	(131)	-	-	-
Issuance of 1,750,000 common shares, net of underwriters'
discounts and offering expenses of $2,286,806	38,838,194	-	175,000	38,663,194	-	-	-
Stock options exercised	1,717	-	8	1,709	-	-	-
Common share dividends declared	(30,940,979)	-	-	-	(30,940,979)	-	-
Preferred share dividends declared	(5,484,421)	-	-	-	(5,484,421)	-	-
Balance, December 31, 1997	181,158,078	56,250,000	1,707,377	171,756,307	(48,552,106)	(3,500)	-
Comprehensive income:
Net income	17,514,762	-	-	-	17,514,762	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $2,625	2,625	-	-	-	-	2,625	-
Total comprehensive income	17,517,387	-	-	-	17,514,762	2,625	-
Issuance of 484 restricted common shares	-	-	48	(48)	-	-	-
Issuance of 5,547,701 common shares relating to the MIGRA merger
and the acquisition of the MIG REIT properties	106,063,359	-	554,770	105,508,589	-	-	-
Additional costs relating to common share offering	(129,860)	-	-	(129,860)	-	-	-
Purchase of 25,000 treasury shares	(466,523)	-	-	-	-	-	(466,523)
Common share dividends declared	(39,469,873)	-	-	-	(39,469,873)	-	-
Preferred share dividends declared	(5,484,421)	-	-	-	(5,484,421)	-	-
Balance, December 31, 1998	259,188,147	56,250,000	2,262,195	277,134,988	(75,991,638)	(875)	(466,523)
Comprehensive income:
Net income	23,708,997	-	-	-	23,708,997	-	-
Other comprehensive income:
Reclassification adjustment for loss included in net income
of ($4,375)	(4,375)	-	-	-	-	(4,375)	-
Total comprehensive income	23,704,622	-	-	-	23,708,997	(4,375)	-
Issuance of 74,994 common shares relating to the
MIGRA merger contingent consideration	872,935	-	7,499	865,436	-	-	-
Issuance of 21,000 restricted common shares	260,400	-	2,100	258,300	-	-	-
Retired 1,232 restricted common shares	(24,972)	-	(123)	(24,849)	-	-	-
Purchase of 1,519,380 treasury shares	(15,481,921)	-	-	-	-	-	(15,481,921)
Deferred compensation	(177,397)	-	-	(177,397)	-	-	-
Common share dividends declared	(24,675,357)	-	-	-	(24,675,357)	-	-
Preferred share dividends declared	(5,484,426)	-	-	-	(5,484,426)	-	-
Balance, December 31, 1999	$238,182,031	$56,250,000	$2,271,671	$278,056,478	$(82,442,424)	$ (5,250)	$(15,948,444)

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	1999	1998	1997
Cash flow from operating activities:
Net income	$23,708,997	$ 17,514,762	$ 20,712,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,145,839	24,898,978	19,265,827
Cumulative effect of a change in accounting principle	(4,319,162)	-	-
Minority interest in operating partnership	241,310	78,706	-
Write-off of software development costs	-	817,485	-
Loss (gain) on extinguishment of debt	3,456,612	124,895	(1,023,713)
Gain on sale of properties and land	(19,630,303)	(503,497)	(1,607,829)
Loss on conveyance of Rainbow Terrace Apartments to HUD	66,524	-	-
Charge for funds advanced to non-owned properties and other	150,000	291,827	1,764,044
Equity in net income of joint ventures	(585,022)	(444,692)	(560,936)
Earnings distributed from joint ventures	390,753	534,474	502,891
Net change in assets and liabilities (net of effect of the MIGRA merger for 1998
amounts): - Accounts and notes receivable	(1,671,162)	203,650	(2,825,370)
- Accounts and notes receivable of affiliates and joint ventures	3,425,663	2,497,659	(4,358,520)
- Accounts payable and accrued expenses	4,699,452	(2,654,278)	(37,248)
- Other operating assets and liabilities	(5,329,712)	(257,462)	1,677,352
- Restricted cash	(1,398,572)	988,242	(4,500,510)
- Funds held for non-owned managed properties	(1,041,919)	(657,169)	862,992
- Funds held for non-owned managed properties of affiliates
and joint ventures	2,688,564	(1,770,823)	65,029
Total adjustments	16,288,865	24,147,995	9,224,009
Net cash flow provided by operations	39,997,862	41,662,757	29,936,378
Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed (net of liabilities assumed)	(45,357,450)	(162,469,802)	(133,441,255)
Net proceeds received from sale of properties	36,795,663	10,664,750	4,892,668
Loans receivable - affiliate	-	-	(3,342,000)
(Contributions to) distributions from joint ventures	(446,496)	166,669	(17,378)
Net cash flow used for investing activities	(9,008,283)	(151,638,383)	(131,907,965)
Cash flow from financing activities:
Principal payments on secured debt, net of required escrow deposits of $6,794,543
at December 31, 1999	(33,493,355)	(9,243,936)	(19,306,272)
Proceeds from secured debt, net of required escrow deposits of
$6,794,543 at December 31, 1999	518,527,457	-	8,100,000
Principal payment on Senior and Medium-Term Notes	(187,555,450)	-	-
Proceeds from Senior and Medium-Term Notes	-	20,000,000	50,000,000
Proceeds from the issuance of common shares, net of $2,187,500 of underwriting
commissions and $99,306 of offering expenses paid in 1997	-	-	38,838,432
Line of Credit borrowings	310,200,000	1,284,600,000	370,900,000
Line of Credit repayments	(536,646,565)	(1,141,600,000)	(309,400,000)
Deferred financing and offering costs	(8,839,778)	(2,145,679)	(815,651)
Transaction costs paid related to debt extinguishment	(1,682,416)	-	-
Common share dividends paid and operating partnership distributions	(35,182,943)	(36,900,979)	(29,897,358)
Preferred share dividends paid	(5,484,426)	(5,484,421)	(5,484,421)
Purchase of treasury shares	(15,481,921)	(466,523)	-
Stock options exercised	-	-	1,717
Net cash flow provided by financing activities	4,360,603	108,758,462	102,936,447
Increase (decrease) in cash and cash equivalents	35,350,182	(1,217,164)	964,860
Cash and cash equivalents, beginning of year	1,034,655	2,251,819	1,286,959
Cash and cash equivalents, end of year	$ 36,384,837	$ 1,034,655	$ 2,251,819

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the property, acquisition, advisory and development management, disposition, operation and ownership activities of multifamily properties. In connection with the merger between the Company and MIG Realty Advisors, Inc. ("MIGRA") on June 30, 1998, the Company also acquired property management and advisory management businesses with several institutional clients with the right to receive certain property and asset management fees; acquisition, disposition and incentive fees; loan origination and consultation fees; and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), MIGRA's successor, is a registered investment advisor and functions as a real estate advisor to pension funds. MIG recognizes revenue primarily from its client's real estate acquisitions and dispositions, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset and property management, investment advisor and mortgage servicing operations including those of the prior MIGRA affiliates, are collectively referred to herein as the "MIGRA Operations". Additionally, AERC owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies".

The Company's portfolio at December 31, 1999 consists of a total of 142 properties of which 85 (70 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 2/3% owned; four Market Rate properties 1/3% owned; two Market Rate properties 1/2% owned and one Affordable Housing property 1/2% owned) and 49 non-owned properties (of which four are commercial properties) managed by the Company or one of its Service Companies which provide property and asset management, investment advisory, painting and computer services as well as mortgage origination and servicing to both owned and non-owned properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the Operating Partnership structured as a DownREIT. In connection with the project specific, nonrecourse mortgage refinancing more fully described in Note 7, separate legal entities, which are qualified REIT subsidiaries of the Company, were formed which are included in the Company's consolidated financial statements. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The Company holds preferred share interests in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interests are not an impermissible investment for purposes of the Company's REIT qualification test.

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

Change in Estimates

During the first quarter, the Company refined certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. This refinement was facilitated, in part, by the migration to the decentralization of certain functions to the properties and also by the upgrading of the Company's information systems. This refinement had the effect of reducing net income by approximately $632,000 or $.03 per share (basic and diluted) for the year ended December 31, 1999. In addition, in connection with the Company's adoption of the change in its policy for capitalizing certain replacements (Note 21), the Company reassessed its remaining useful lives of certain appliances and floor covering it had capitalized upon the acquisition of a property. This change in useful lives together with the reduction in the estimated useful lives of certain software from 10 to 7 years had the effect of reducing income by approximately $905,600 or $.04 per share (basic and diluted) for the year ended December 31, 1999. Also, the Company had determined in December 1998 that it would replace certain of its software during 1999. Commencing January 1, 1999, the Company began amortizing the remaining net book value over its revised estimated useful life of one year. This change had the effect of reducing net income by approximately $948,000 or $.04 per share (basic and diluted) for the year ended December 31, 1999.

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

Buildings and improvements 5 - 30 years

Furniture, fixtures and equipment 5 - 10 years

As more fully discussed in Note 21, effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4,319,162 or $.19 per share (basic and diluted).

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

Intangible Assets

The intangible assets primarily represent the allocated purchase price from the MIGRA merger associated with the acquired advisory, property management and mortgage servicing contracts obtained from the merger, as well as the client relationships and the MIGRA management team as well as the related goodwill. The Company will review its intangible assets for impairment should either of the following impairment indicators occur: (i) client terminates a contract that is not replaced with a new client contract within one year or (ii) employment services of certain of the key employees retained by AERC is terminated. Upon any such occurrence or any other situation considered by management to be an impairment indicator, the Company will assess the impact of the contract or employment relationship terminated on the recoverability of the intangible assets and will write-off the appropriate amount. During 1999, the recorded intangible asset was increased for the merger contingent consideration paid and payable as well as the purchase price adjustment as further discussed in Note 2. The Company is amortizing its intangible assets on a straight-line basis over a six year period.

Revenue Recognition

The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing Properties are generally recognized based on applications submitted to the U.S. Department of Housing and Urban Development ("HUD").

Acquisition, management and disposition fees, interest income and other fees are recognized when the related services are performed and the earnings process is complete. Servicing fee income, related to loans serviced on behalf of the pension funds, is recognized when earned and is included in other income in the Consolidated Statements of Income.

Operating Partnership Minority Interest

In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units were exchanged into Class A OP units during 1999. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The Class A unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. During 1999, the Company charged $241,310 to minority interest in operating partnership in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income. For the year ended December 31, 1999, the Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership.

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

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Taxes are provided for those Service Companies having net profits for both financial statements and income tax purposes. For one of the Service Companies with a net operating loss carryforward, a deferred tax asset of $812,619 and a valuation allowance of $326,533 exist at December 31, 1999. The 1999 and 1998 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $4,743,000 and $5,361,000 and expire in the years 2009 to 2019.

The gross deferred tax assets were $2,223,492, $2,355,460 and $1,773,287 at December 31, 1999, 1998 and 1997, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $486,085, $1,248,106 and $643,931 at December 31, 1999, 1998 and 1997, respectively, relate primarily to the identifiable intangible assets acquired in connection with the MIGRA merger and tax basis differences in fixed assets. The deferred tax valuation allowance was $1,737,407, $1,107,354 and $1,129,356 at December 31, 1999, 1998 and 1997, respectively. In 1999, the Company utilized approximately $768,000 of previously reserved net operating losses. In 1998, the Company released a valuation allowance of approximately $663,000 primarily related to the expected utilization of previously reserved net operating losses due to the merger; the effect of which reduced goodwill. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

At December 31, 1999 and 1998, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $28 million and $54 million, respectively.

Derivative Financial Instruments

The Company may, from time to time, enter into treasury lock arrangements or interest rate swap contracts or similar instruments as hedges against changes in interest rates or the fair value of the Company's liabilities. The Company does not utilize these arrangements for trading or speculative purposes. At December 31, 1999 and 1998, there were no treasury lock arrangements, interest rate swap contracts or other derivative instruments outstanding.

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

Reclassifications

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

Development Activity

Construction in progress, including the cost of land, for the development of multifamily properties was $22,177,579 and $53,740,292 at December 31, 1999 and 1998, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $3,078,173, $2,704,434 and $1,880,830 during the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the construction and leasing of 576 units at 3 properties were completed at a total cost of $71.0 million. During 1998, two projects were completed consisting of an aggregate of 396 units located in Aurora, Ohio and Streetsboro, Ohio at a total cost of construction of $32.9 million. During 1998, the construction and leasing of 184 additional units at two of the Company's properties were completed at a total cost of $11.9 million. During 1997, a 324 unit property located in Columbus, Ohio was completed at a total cost of construction of $18.8 million. During 1997, the construction and leasing of 175 additional units at three of the Company's properties were completed at a total cost of $14.2 million.

The following schedule details construction in progress at December 31, 1999:

			Placed in
(dollars in thousands)	Number	Costs	Service	December 31, 1999		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	12/31/99	Cost	Cost	Completion

ATLANTA, GEORGIA
Idlewylde/Boggs Road-Phase I	308					2000
-Phase II	535					2002
	843	$ 4,394	-	$3,955	$ 439

ORLANDO, FLORIDA
Windsor at Kirkman Apts.	460	48,666	$43,213	504	4,949	2000

AVON, OHIO
Village at Avon-Phase I	164					2000
-Phase II	148					2001
	312	16,872	9,820	1,458	5,594

CRANBERRY TWP, PENNSYLVANIA
Berkley Manor	250	2,770		2,485	285	2000

Other	-	2,509	-	1,517	992
	1,865	$75,211	$53,033 (1)	$9,919	$ 12,259

(1l) Including land of $3,405

Acquisition Activity

During 1999, the Company acquired a 24 acre parcel of land for $2.3 million located in Cranberry Township, Pennsylvania on which the Company plans to construct 250 units. The purchase price was financed using the like-kind exchange funds from the sale of a certain operating property.

The MIGRA merger, the related acquisition of eight multifamily properties from subsidiaries of MIG Residential REIT, Inc. ("the MIG REIT properties") and one development property together with the Company's purchase of the three properties which were owned in part by MIG Residential Trust (the "MRT properties") and a newly developed property, are collectively referred to as the "MIGRA Related Transaction". During 1998, without regard to the merger of MIGRA and the related acquisition of the eight MIG REIT Properties and the two properties held in the DownREIT, the Company acquired five multifamily properties containing 1,584 units and two parcels of land containing 90 acres for an aggregate purchase price of $99.1 million, including $15.6 million of liabilities assumed, principally mortgage indebtedness of $15.0 million. The acquired properties are located in Coconut Creek, Florida; Duluth, Georgia; Columbia, Maryland; Indianapolis, Indiana; and Toledo, Ohio. The land parcels are located in Avon, Ohio and Atlanta, Georgia. The purchase price of the acquired properties was financed using borrowings under an unsecured 90 day term loan of $44.5 million and borrowings under the Company's Line of Credit of approximately $39.0 million. Three of the five properties were the MRT properties which were acquired in anticipation of the consummation of the remaining MIGRA Related Transaction. The aggregate purchase price of these properties was $59.5 million of which approximately $15.3 million represented assumed liabilities.

On June 30, 1998, the Company consummated the remaining MIGRA Related Transaction, except for the acquisition of the newly developed property. As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 408,314 of the Company's common shares. Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitle the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (approximately 74,994 common shares at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $2,982,917 worth of common shares of the Company of which $872,935 is based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration is to be paid and $2,109,982 is based on a closing price of $23.63 per the merger agreement.

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

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The MIGRA merger agreement provided that such adjustment would be determined on the one-year anniversary of the merger. Accordingly, the Company paid a net of approximately $1.25 million with respect to the purchase price adjustment. The consideration paid was funded by proceeds from the sale, at par (including accrued interest) of a note receivable to affiliates, (the former MIGRA shareholders). This purchase price adjustment increased the Company's recorded amount of the intangible asset initially recorded at the date of the merger.

On June 30, 1998, the Company also acquired the MIG REIT Properties for $12.2 million in cash, the issuance of 5,139,387 common shares of the Company and the assumption of approximately $0.7 million in liabilities.

In connection with the MIGRA Related Transaction, the Company also acquired the general and certain limited partnership interests in an operating partnership structured as a DownREIT that owned a multifamily property in development. In exchange for cash of $15.6 million, the Company received a 59% general partnership interest in AERC HP Advisors Limited Partnership ("HP Advisors"), an operating partnership, which owns a parcel of real property located in Orlando, Florida upon which a 460 unit multifamily apartment complex, Windsor at Kirkman Apartments, was being constructed. Certain limited partners of HP Advisors received 459,719 OP units, representing four classes of limited partnership interests, in exchange for their interests in Windsor at Kirkman Apartments. Commencing two years from the date of issuance, the holders of the Class A OP units can present such Class A OP units for redemption to the operating partnership for cash, subject to certain conditions. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares, exchangeable on a one-for-one basis, or the cash equivalent amount. The Class B and C OP units were exchanged into Class A OP units during 1999 pursuant to terms of the underlying agreements. The Class E OP units, become exchangeable at the option of the Company into Class A OP units upon the attainment of certain operating thresholds, two years from the date of the merger closing.

In October 1998, the final MIGRA Related Transaction was completed by the Company acquiring the general and certain limited partnership interests in a partnership that owns a multifamily property located in Pembroke Pines, Florida containing 368 units for a purchase price of approximately $34.2 million. In exchange for cash of $16.0 million and the assumption of mortgage indebtedness of $16.5 million, the Company received an additional general partnership interest in HP Advisors. Certain limited partners of HP Advisors received 62,313 Class D OP units in exchange for their interests in the property. The Class D OP units are exchangeable into Class A OP units at the option of the Company, subject to certain conditions, two years from the date of merger closing and upon the attainment of certain operating thresholds.

The Company's right to exchange Class D and Class E OP units into Class A OP units is conditioned upon obtaining certain certificates of occupancy, as set forth in the agreement, at the Windsor at Kirkman Apartments property.

In connection with the MIGRA Related Transaction (without regard to payment of contingent consideration or the settlement of the purchase price adjustment), the Company recorded the following amounts: (i) accounts receivables and miscellaneous prepaid expenses of $2.9 million, (ii) intangible assets of $ 4.2 million, (iii) real estate assets of $239.7 million, (iv) accounts payable and accrued expenses of $4.8 million, (v) accrued real estate taxes of $0.5 million, (vi) security deposits of $0.8 million, (vii) mortgage indebtedness of $31.5 million, (viii) borrowings on the MIGRA Line of Credit Facilities of $1.0 million, (ix) borrowings on the Company's Line of Credit of $90.1 million, (x) operating partnership units of $12.0 million and (xi) common stock and additional paid in capital of $106.1 million.

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

Disposition Activity

During 1999, the Company sold eight operating properties for net cash proceeds of $36.8 million, resulting in a gain of $19.6 million. Net cash proceeds from the sale of five of the eight operating properties of $13.4 million, resulting in a gain of $12.8 million, were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds to acquire a 24 acre parcel of land during 1999. The remaining net proceeds and unutilized like-kind funds were used to pay the Company's dividend and pay down a $20 million Medium-Term Note which matured in September 1999. Rainbow Terrace Apartments, an Affordable Housing property, was conveyed to HUD by deed in lieu of foreclosure resulting in a loss of approximately $67,000 (Note 12).

The Company sold an additional eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. These eight properties are classified as Properties held for sale in the Consolidated Balance Sheets.

In December 1998, the Company sold an operating property for net cash proceeds of $10.7 million, resulting in a gain of $503,497. The net cash proceeds were used to pay down the Company's Line of Credit.

In December 1997, the Company sold a 90 acre parcel of land zoned for office and industrial use. Net cash proceeds from the sale of $4.9 million, resulting in a gain of $1.6 million, were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The like-kind exchange was consummated in 1998.

3. PROPERTIES HELD FOR SALE

As discussed in Note 2, in 1999, the Company entered into sales contracts for eight Ohio Market Rate properties. The Company expects that for financial reporting purposes these properties will be sold and accordingly, are presented in the Consolidated Balance Sheets as Properties held for sale. These eight properties contributed approximately $2.0 million to income before extraordinary items and cumulative effect during 1999.

4. RESTRICTED CASH

Restricted cash, some of which is required by HUD for certain government subsidized properties and others which are required by the lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property. In addition, certain escrows are maintained in connection with mortgage servicing operations.

Restricted cash is comprised of the following:

	1999	1998

Resident security deposits	$ 1,386,413	$ 862,369
Investor's escrow	1,080,925	2,445,352
Escrow and reserve funds for replacements
required by mortgagees	11,682,176	3,411,142
	$14,149,514	$6,718,863

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Investor's escrow represent funds held by the Company primarily for the payment of operating expenses associated with properties managed by the Company on behalf of its pension fund clients. These funds are held in short term investments. Reserve funds for replacements are invested in a combination of money market funds, U.S. treasury bills with maturities less than 18 months, and collateralized mortgage obligations issued by the Federal Home Loan Mortgage Company ("FHLMC") maturing in 2023.

Debt securities owned with a maturity at date of purchase of less than 18 months are classified as "held to maturity" and securities with a maturity at date of purchase greater than 18 months are classified as "available for sale". Securities classified as held to maturity are measured at amortized cost. Securities classified as available for sale are measured at fair value. Adjustments to fair value of the securities available for sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax, where applicable, as a separate component of comprehensive income. At December 31, 1999 and 1998, held to maturity securities included: treasury bills with a cost of $505,088 and $848,917 and a fair value of $506,884 and $876,235, respectively, and certificates of deposits with a cost and estimated fair value of $48,000 and $488,000 at December 31, 1999 and 1998, respectively. Available for sale investments included FHLMC securities with a cost of $99,500 at December 31, 1999 and 1998.

5. INTANGIBLE AND OTHER ASSETS

Intangible assets, deferred charges and prepaid expenses consist of the following:

	1999	1998

Intangible assets	$ 6,561,530	$ 4,218,106
Deferred financing and leasing costs	13,508,346	6,502,220
Less: accumulated amortization	(5,275,937)	(2,960,969)
	14,793,939	7,759,357
Prepaid expenses	3,650,095	3,914,114
Other assets	2,011,732	1,420,501
	$20,455,766	$13,093,972

Amortization expense for intangible assets was $1,160,760, $272,344 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization expense for deferred finance and leasing costs was $1,154,208, $1,052,907 and $700,118 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. EXTRAORDINARY ITEMS AND OTHER CHARGES

During 1999, upon pay off of its Line of Credit and paydown of $76,375,188 and $111,791,000 of its Senior and Medium-Term Notes and the early payment of three mortgage loans, the Company wrote off the related unamortized deferred finance costs related to those debts. In 1998, upon the refinancing of the Line of Credit, unamortized deferred financing costs were written off. In 1997, an unamortized debt premium was written off upon the early repayment of mortgage debt. These transactions have been reflected as an extraordinary loss of $3,456,600 ($750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility and $1,524,700 write off of deferred finance costs, $709,200 of transaction costs, $105,800 prepayment penalty related to the payoff of a first mortgage loan and $691,800 of a gain related to the tender and paydown of the Senior and Medium-Term Notes) and $124,900 and an extraordinary gain of $1,023,700 in 1999, 1998 and 1997, respectively.

During 1998, the Company abandoned its efforts to convert its proprietary automated leasing information system to a Windows© version. Accordingly, the Company wrote off $817,485 of costs which had been previously capitalized. This write-off is reflected in the Consolidated Statements of Income.

During 1998 and 1997, the Company wrote off $91,827 and $1,764,044, respectively, of receivables. The 1998 receivable write-off was comprised of an advance to a former managed but non-owned, non-related party property. The 1997 receivable write-off was principally comprised of two advances to managed but non-owned, non-related party properties. Additionally, in 1999 and 1998, the Company reserved $150,000 and $200,000, respectively with respect to a receivable from an investor in a managed but non-owned property. This write-off and reserve is reflected as a charge for funds advanced to non-owned properties and other in the Consolidated Statements of Income.

7. DEBT

The Company's borrowings are represented by both secured and unsecured debt. Secured debt consists of the following:

	1999	1998

Conventional mortgage debt, maturing
at various dates to 2012	$544,603,752	$52,176,354
Federally insured mortgage debt, maturing
at various dates to 2024	25,332,437	27,866,313
	$569,936,189	$80,042,667

Conventional Mortgage Debt

Conventional mortgages payable are comprised of 57 and six loans at December 31, 1999 and 1998, respectively, each of which is collateralized by the respective real estate and resident leases. These nonrecourse, project specific loans accrue interest at a fixed rate. On November 18, 1999 and June 30, 1998, the Company paid off a variable rate loan of approximately $16.5 million (which was refinanced as a project specific nonrecourse mortgage loan) and $8.1 million of mortgage notes, respectively. Additionally, during 1999, the Company refinanced two fixed rate mortgages totaling $14.9 million as project specific nonrecourse mortgages. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.74% and 8.75% at December 31, 1999 and 1998, respectively.

During 1999, the Company received gross proceeds of $525.3 million from project specific, nonrecourse mortgage loans collateralized by 55 properties owned by qualified REIT subsidiaries, having a net book value of $641.5 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The proceeds from these loans were used to pay off the Company's floating rate unsecured Line of Credit facility, to pay down most of its Senior and Medium-Term Notes and to increase the Company's cash balances. These mortgage loan documents require escrow deposits for taxes and replacement of project assets. The weighted average maturity of the loans funded in 1999 is 9.8 years, and the weighted average interest rate is 7.68%.

Federally Insured Mortgage Debt

Federally insured mortgage debt which encumbered six and seven of the properties at December 31, 1999 and 1998 (including one property which is funded through Industrial Development Bonds) respectively, is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. During 1999, the Company transferred Rainbow Terrace Apartments to HUD along with the $1,935,123 mortgage payable (Note 12). At December 31, 1999, five of the six federally insured mortgages have a fixed rate and the remaining mortgage ($1,786,015) is variable rate. Interest rates on the HUD-insured indebtedness range from 7.0% to 10.125%. The weighted average interest rate of the federally insured mortgages was 8.27% and 7.63% at December 31, 1999 and 1998, respectively.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is also secured by a letter of credit which is renewed annually.

Real estate assets pledged as collateral for all mortgage debt had a net book value of $679,748,164 and $116,367,505 at December 31, 1999 and 1998, respectively.

Unsecured debt consists of the following:

	1999	1998
Senior Notes, with interest payable quarterly, net of
unamortized discounts of $2,285 and $84,097	$8,540,715	$ 84,915,903
Medium-Term Notes, with interest payable quarterly	709,000	112,500,000
Line of Credit	-	226,446,565
	$9,249,715	$ 423,862,468

Cash Tender Offers for Unsecured Debt Securities

On October 21, 1999, the Company commenced cash tender offers and concurrent consent solicitations for all of the Company's outstanding unsecured debt securities. The vote of the holders of a simple majority of the principal amount of outstanding notes voting together as one class was required to obtain the requisite consents. The initial offer provided for a discount to par; however, by November 3, 1999, the Company had not received the requisite consents. On November 3, 1999, the Company notified the noteholders that it would tender the notes for par including a consent fee of $25 per $1,000 of par value. On November 19, 1999, all debt securities tendered, representing Senior and Medium-Term Notes totaling $168.2 million in principal, were accepted and constituted a majority of the Company's outstanding notes pursuant to the amended terms of its cash tender offers and concurrent consent solicitations. Accordingly, the Company and the trustee for the notes executed a supplemental indenture containing the proposed amendments approved by noteholders, which became effective upon acceptance by the Company for payment of all notes validly tendered pursuant to the tender offers. The Company funded the tender offers with project specific, non-recourse loans from The Chase Manhattan Bank. The loans were collateralized by individual mortgages on 29 properties with gross proceeds of $205 million, with a weighted average term of 10.6 years and a weighted average interest rate of 7.86%. The net proceeds, after repayment of certain outstanding indebtedness and transaction costs, were approximately $180 million.

Under the revised terms of the offers and solicitations, investors who tendered their securities prior to the Consent Date received the revised consideration of $975 per $1,000 principal amount plus a Consent Fee of $25 per $1,000 Note; investors who tendered after that date received the new purchase price but not the Consent Fee. Investors who had previously validly tendered their notes received the increased purchase price, as well as the Consent Fee. In either event, accrued and unpaid interest was paid up to, but excluding, the settlement date of the tender offers.

Upon completion of the revised tender and the related financing, the Company's total debt structure consists of approximately $568.2 million in long-term, secured, fixed rate financing, encumbering approximately 63 properties (excluding 7 unconsolidated joint venture properties). The Company owns an additional 23 properties that are unencumbered, eight of which were the subject of the December 31, 1999 sale as more fully discussed in Note 2.

Upon completion of this transaction, the Company recognized an extraordinary charge of approximately $1.5 million which represented a write off of deferred finance and other transaction costs related to the termination of these unsecured debt securities.

Senior Notes

The Senior Notes issued during 1995 in the principal amounts of $75 million and $10 million accrued interest at 8.38% and 7.10%, respectively, and were to mature in 2000 and 2002, respectively. Pursuant to the tender offer during 1999, as discussed above, the Company paid off the $10 million Senior Note and paid down the $75 million Senior Note. The balance of the $75 million Senior Note, net of unamortized discounts, was $8.5 million and $74.9 million at December 31, 1999 and 1998, respectively.

Medium-Term Notes Program

The Company had two Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $709,000 and 11 MTN's outstanding with an aggregate balance of $112.5 million at December 31, 1999 and 1998, respectively. Pursuant to the tender offer during 1999, as discussed above, the Company paid off eight and paid down two of the MTN's with an aggregate payment of $91.8 million. Additionally, the Company paid off a $20 million MTN that matured in September 1999. The two remaining MTN's have principal amounts of $604,000 and $105,000 and bear interest at 7.33% and 6.88%, respectively, and mature in September 2001 and December 2004, respectively. At December 31, 1998, the principal amounts of the MTN's ranged from $2.5 million to $20 million and bore interest from 6.18% to 7.93% over terms ranging from two to 30 years (due 2000 to 2026) with a stated weighted average maturity of 9.27 years. The two MTN's outstanding at December 31, 1998, had stated terms of 30 years each and the holders had a right to repayment at five and seven years from the issue date of the respective MTN. The weighted average interest rate of the two MTN's is 7.26% for the year ended December 31, 1999 and 6.99% for the 11 MTN's for the year ended December 31, 1998.

The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 1999, there was $62.5 million of additional MTN borrowings available under the program.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. There were no interest rate protection agreements outstanding as of December 31, 1999 or 1998.

Line of Credit

Prior to its termination in May 1999, the Company had available a $250 million revolving credit facility (the "Line of Credit") which contained various restrictive covenants. At December 31, 1998, $226.0 million was outstanding under this facility. The weighted average interest rate on borrowings outstanding under the Line of Credit was 6.88% at December 31, 1998, representing a variable rate based on the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, was payable annually in advance on each anniversary date. In May 1999, the Company repaid all outstanding obligations under this Line of Credit through proceeds received from financing project specific, nonrecourse mortgage loans and accordingly, terminated the facility. The Company recognized an extraordinary charge of $1,808,742 which represents a $750,000 facility fee charge, a $126,559 breakage fee, and a $932,183 write off of deferred finance costs related to the line of credit facility.

At March 31, 1998, the Company was in violation of certain financial ratio covenants under the Line of Credit. The Company received waivers of those violations through June 30, 1998. Additionally, the Company had advised its bank group that it was not in compliance with one of the financial covenants concerning the Company's net worth as of September 30, 1998. The bank group continued to make advances under the Line of Credit following the Company's notification that it was not in compliance with the net worth covenant. A $395,000 default waiver fee was paid in December 1998 and is reflected in the Consolidated Statements of Income. Due to the repayment of the amounts outstanding, the Company was not required to, and did not determine compliance with, the financial covenants for this facility during 1999.

MIGRA maintained a $500,000 line of credit facility ("MIGRA Line of Credit Facility") which the Company assumed at the time of the merger. At December 31, 1998, $446,565 was outstanding under this facility which was paid off on February 10, 1999 and the facility was terminated. The weighted average interest rate on borrowings outstanding under the MIGRA Line of Credit Facility was 9.85% at December 31, 1998. In connection with the merger, the Company had assumed an additional $500,000 Line of Credit Facility that was paid off at maturity, on October 31, 1998.

On November 18, 1999, the Company entered into a $12 million secured line of credit facility (the "Secured Line of Credit"). The facility is for a term of one year. A $10,000 commitment deposit was paid by the Company. The Company's borrowings under this Secured Line of Credit bear interest at a rate of, at the Borrower's option, either the Prime Rate or LIBOR plus 200 basis points. This Secured Line of Credit will be utilized by the Company to provide working capital and for general corporate purposes. At December 31, 1999, there were no amounts outstanding under this facility.

As of December 31, 1999, the scheduled maturities of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows:

2000	$ 13,740,615
2001	19,050,697
2002	6,060,334
2003	6,548,035
2004	7,076,854
Thereafter	526,709,369
$579,185,904

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 1999, 1998 and 1997, the Company's interests in the joint venture partnerships are as follows:

Ownership

Americana	33-1/3%
Euclid House	33-1/3%
Gates Mills Towers	33-1/3%
Watergate	33-1/3%
College Towers	50%
Highland House	50%
Lakeshore Village	50%

Summarized financial information for these joint ventures is as follows:

Balance sheet data

	1999	1998

Real estate, net	$15,062,859	$12,860,390
Other assets	3,286,046	4,196,368
	$18,348,905	$17,056,758

Amounts payable to the Company	$ 152,810	$ 159,872
Mortgages payable	49,711,810	50,374,723
Other liabilities	3,989,377	3,641,143
Accumulated deficit	(35,505,092)	(37,118,980)
	$18,348,905	$17,056,758

Operating data

	1999	1998	1997

Rental revenues	$19,074,034	$19,278,712	$18,775,127
Other revenues	114,005	174,774	129,490
Operating and maintenance expenses	(11,207,637)	(12,316,421)	(11,020,783)
Depreciation and amortization	(1,665,475)	(1,316,451)	(1,384,453)
Interest expense	(5,232,400)	(4,803,070)	(5,119,462)
Net income before cumulative effect	1,082,527	1,017,544	1,379,919
Cumulative effect of a change in
accounting principle	1,465,666	-	-
Net income	$ 2,548,193	$ 1,017,544	$ 1,379,919
Company's proportionate interest in:
Depreciation and amortization	$ 592,264	$ 475,675	$ 496,983
Interest expense	1,799,524	1,656,652	1,763,156
*Cumulative effect of a change in
accounting principle	523,292	-	-
Income of joint ventures before
cumulative effect of a change in
accounting principle	585,022	444,692	560,934

*The Company's proportionate share of the cumulative effect of a change in accounting principle is included in the Company's consolidated Cumulative effect of a change in accounting principle as presented in the Consolidated Statements of Income.

The Company recognized proportionate share net contributions of $55,743 for the year ended December 31, 1999 and net distributions of $701,143 and $485,513 for the years ended December 31, 1998 and 1997, respectively. Revenues from property management fees charged to joint ventures aggregated $843,292, $784,111 and $764,338 for the years ended December 31, 1999, 1998 and 1997, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (Note 11). Rent subsidies of $748,777, $739,278 and $785,883 for the years ended December 31, 1999, 1998 and 1997, respectively, were received by the property.

9. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

Summarized affiliate and joint venture transaction activity follows:

	1999	1998	1997
Property management fee and other
miscellaneous service revenues
- affiliates	$ 2,505,522	$2,283,066	$2,416,850
- joint ventures	882,641	939,813	921,701
Painting service revenues
- affiliates	480,122	350,014	460,218
- joint ventures	219,598	322,831	165,956
Expenses incurred on behalf of and
reimbursed by (1) - affiliates	4,006,927	4,426,066	4,478,437
- joint ventures	2,873,295	2,626,631	2,540,621
Interest income - affiliates	75,768	695,367	697,990
Interest expense - affiliates	(124,153)	(344,448)	(297,246)
- joint ventures	(26,096)	(24,324)	(24,091)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and notes and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5,298,524 and $6,677,611 at December 31, 1999 and 1998, respectively. Included in the 1998 amount was approximately $1.2 million due from a partnership owned in part by certain officers of the Company which was assumed by the Company in connection with the MIGRA merger and liquidated in October 1999. Other miscellaneous payables due to affiliates and joint venture properties aggregated $425,080 and $0 at December 31, 1999 and 1998, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $2,981,107 and $1,258,106 at December 31, 1999, respectively, and $5,555,732 and $880,057 at December 31, 1998, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was approximately 5.0% during 1999 and 1998. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $6,342,716 and $1,274,162 at December 31, 1999, respectively, and $3,174,898 and $2,178,496 at December 31, 1998, respectively.

During 1999 and 1998, the Company provided an additional reserve of $150,000 and $200,000, respectively, with respect to a receivable from a formerly managed non-owned property. This reserve is reflected as a charge for funds advanced to non-owned properties in the Consolidated Statements of Income.

In February 1998, certain affiliated entities which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's Board of Directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, informed the Company that the Corporation had caused the commencement of a review of approximately $2.9 million in expenditures relating to certain HUD subsidized properties. The Company believed that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

On January 25, 2000, Associated Estates Management ("AEMC") filed suit in the Cuyahoga County, Ohio Court of Common Pleas against Euclid Medical and Commercial Arts, an Ohio limited partnership and its general partner, Metro City No. 1, an Ohio general partnership, seeking damages in excess of $729,000. Euclid Medical and Commercial Arts owns the Euclid Medical and Office Building located in Euclid, Ohio. AEMC was the property manager of that property until on or about March 23, 1999. Metro City No. 1 is 56% owned by the Company's Chairman of the Board and CEO, his wife and his brothers-in-law, one of whom is a director of the Company. In the normal course of business, the Company had followed a practice for many years of advancing funds on behalf of, or holding funds for the benefit of, affiliates, which owned real estate properties managed by the Company. Euclid Medical and Office Building was one of those properties for which the Company so advanced funds. The suit seeks reimbursement for the funds advanced by the Company for the benefit of this property. Metro City No. 1 made a capital call to its partners requesting funds to pay this obligation. The Chairman of the Board, his wife and brothers-in-law have paid the Company their proportionate share of the capital call, however, the remaining non-affiliated partners of Metro City No. 1 have refused to do so.

Notes receivable

At December 31, 1999 and 1998, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the year ended December 31, 1999 and 1998, the interest rate charged on this note was approximately 6.7% and 5.57%, respectively, with principal due May 1, 2002. The Company recognized interest income of $226,997 and $227,833 for the years ended December 31, 1999 and 1998, respectively, relating to these notes.

10. NOTEHOLDER INTEREST

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

	1999	1998
Real estate, net	$1,462,082	$1,301,603
Other assets	1,225,843	836,997
	$2,687,925	$2,138,600

Mortgage notes payable	$3,944,133	$4,125,835
Other liabilities	393,022	370,090
Accumulated deficit	(1,649,230)	(2,357,325)
	$2,687,925	$2,138,600

	1999	1998	1997
Rental and other revenue	$2,306,321	$2,299,437	$2,264,592
Property operating and
maintenance expenses	(1,265,455)	(1,453,787)	(1,392,571)
Depreciation and amortization	(221,589)	(151,814)	(148,224)
Interest expense	(301,484)	(317,244)	(325,764)
Cumulative effect of a change in
accounting principle	190,301	-	-
Net income	$ 708,094	$ 376,592	$ 398,033

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows:

2000	$ 1,013,560
2001	735,593
2002	502,974
2003	500,224
2004	449,560
Thereafter	354,490
$3,556,401

The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $1,554,055 and accumulated depreciation of $934,970 at December 31, 1999. The Company also leases certain equipment under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows:

	Capital	Operating

2000	$264,013	$ 229,055
2001	140,485	196,703
2002	69,763	123,773
2003	5,302	101,261
2004	-	101,261
Thereafter	-	5,074,157
	479,563	$ 5,826,210
Less interest	(57,717)
	$ 421,846

Certain of the ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for eight properties included in the financial statements and expire at various dates from 2021 to 2086. Rental revenues derived from such properties were $9,638,081, $9,558,571 and $9,476,338 for the years ended December 31, 1999, 1998 and 1997, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $1,183,610 and $1,257,605 at December 31, 1999 and 1998, respectively. With respect to such leases, the Company incurred ground rent expense of $101,261 for each of the years ended December 31, 1999, 1998 and 1997.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the assignment of fee simple title shall expire in 2037. At December 31, 1999, the net book value of this property was $1,553,882.

Government Programs

Certain of the Company's Affordable Housing properties are governed by rent subsidies and/or mortgage insurance program regulations, which contain provisions governing certain aspects of the operations of these properties. Among other matters, such provisions may include a requirement to maintain a reserve fund for replacements, the renting of properties to qualifying residents, and the requirement to make distributions in accordance with certain regulations. Certain approvals may be required to encumber properties having rental subsidies.

The rent subsidy program provides that HUD will make monthly housing assistance payments to a Company subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable Company subsidiary. Such contracts have scheduled expiration dates between August 2000 and November 2019. HUD may abate subsidy payments if the applicable Company subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Rent subsidies of $6,847,644, $10,403,845 and $11,004,881 for the years ended December 31, 1999, 1998 and 1997, respectively, were recognized in income by the 15 wholly owned subsidiaries eligible for federal rent subsidies. As discussed in Note 7, certain obligations are insured by federal mortgage insurance programs. The Company believes, that upon expiration of the contracts, the contracts will be renewed, or the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate apartments.

Housing Code Violations

A number of lawsuits exist that are brought by the City of Cleveland's Housing Division alleging housing code violations involving a number of properties located in the City of Cleveland, Ohio, now or formerly owned or managed by the Company. While the resolution of this matter cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Other

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

12. RAINBOW TERRACE APARTMENTS

On February 9, 1998, HUD notified the Company that Rainbow Terrace Apartments, Inc. ("RTA"), the Company's subsidiary corporation that owned Rainbow Terrace Apartments, was in default under the terms of the Regulatory Agreement and Housing Assistance Payments Contract ("HAP Contract") pertaining to this property. Among other matters, HUD alleged that the property was poorly managed and that RTA had failed to complete certain physical improvements to the property. Moreover, HUD claimed that RTA was not in compliance with numerous technical regulations concerning whether certain expenses were properly chargeable to the property. As provided in the Regulatory Agreement and HAP Contract, in the event of a default, HUD had the right to exercise various remedies including terminating future payments under the HAP Contract and foreclosing the government-insured mortgage encumbering the property.

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

In June 1998, HUD notified the Company that all future Housing Assistance Payments ("HAP") for RTA were abated and instructed the lender to accelerate the balance due under the mortgage. Subsequent to the notification of the HAP abatements and the acceleration of the mortgage, the lender advised the Company that the acceleration notification had been rescinded pursuant to HUD's instruction. HUD then notified the Company that the HAP payments would be reinstated and that HUD was reviewing further information concerning RTA provided by the Company. Thereafter, the Company continued to receive the monthly HAP payments for RTA.

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

On March 12, 1999, the Company, Associated Estates Management Company ("AEMC"), RTA, PVA Limited Partnership ("PVA"), the owner of Park Village Apartments, and HUD, entered into a comprehensive settlement agreement (the "Settlement Agreement") for the purpose of resolving certain disputes concerning property operations at Rainbow Terrace Apartments, Park Village Apartments ("Park Village"), Longwood Apartments ("Longwood") and Vanguard Apartments ("Vanguard"). Longwood was managed by the Company until January 13, 1999. Park Village was managed by the Company until December 1999. Vanguard was managed by AEMC until December 1997. All four properties are encumbered by HUD insured mortgages, governed by HUD imposed regulatory agreements and subsidized by Section 8 Housing Assistance Payments.

Under the terms of the Settlement Agreement, HUD agreed to pay RTA a retroactive rent increase totaling $1,784,467, which represented the outstanding receivable at the date of the Settlement Agreement and also at December 1, 1999. HUD further agreed to release the Company, AEMC, RTA and the owners and principals of PVA, Longwood and Vanguard from all claims (other than tax or criminal fraud claims) regarding the ownership or operation of Rainbow Terrace Apartments, Park Village, Longwood and Vanguard. Moreover, HUD agreed not to issue a limited denial of participation, debarment or suspension, program fraud civil remedy action or civil money penalty, resulting from the ownership or management of any of these projects, or to deny eligibility to any of their owners, management agents or affiliates for participation in any HUD program on such basis.

HUD's obligations under the Settlement Agreement were conditioned upon the performance by the Company, RTA and PVA of certain obligations, the most significant of which was the obligation to identify, on or before April 11, 1999, prospective purchasers for both Rainbow Terrace Apartments and Park Village who were acceptable to HUD, and upon HUD's approval, convey those projects to such purchasers. Alternatively, if RTA and PVA were unable to identify prospective purchasers acceptable to HUD, then RTA and PVA agreed to convey both projects to HUD pursuant to deeds in lieu of foreclosure. In either case (conveyance to a HUD approved purchaser or deed in lieu of foreclosure), no remuneration was to be received by either RTA or PVA in return, except for the $1,784,467 retroactive rent increase payable to RTA mentioned above. At December 1, 1999, the Company had receivables of $1,784,467 related to the 1995 and 1998 retroactive rental increase requests. At December 1, 1999, RTA had net assets of $1,827,319, including the retroactive rental receivable of $1,784,467 due from HUD, and a remaining amount due under the mortgage of $1,935,123. The Company has excluded RTA's results of operations from its Consolidated Statement of Income for 1999.

During the third quarter of 1999, RTA, with respect to Rainbow Terrace Apartments, and PVA, with respect to Park Village, entered into contracts to sell those properties, subject to, among other matters, HUD approval. Under the terms of the Settlement Agreement, HUD had the right to approve or disapprove those prospective purchasers. Alternatively, HUD had the right to require RTA and PVA to convey these properties to HUD by deed in lieu of foreclosure.

On November 9, 1999, HUD notified RTA, PVA and the Company of its decision to elect to receive deeds in lieu of foreclosure to those properties rather than requiring RTA and PVA to continue further efforts to sell those properties to qualified purchasers. On or about December 1, 1999, HUD paid RTA the entire amount of the retroactive rent receivable in the amount of $1,784,467 and RTA and PVA delivered to HUD deeds in lieu of foreclosure to Rainbow Terrace Apartments and Park Village Apartments, respectively. The Company recorded a loss of $67,000 due to the conveyance to HUD of Rainbow Terrace Apartments

13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Mortgages and notes payable with an aggregate carrying value of $569,936,189 and $80,042,667 at December 31, 1999 and 1998, respectively, have an estimated aggregate fair value of approximately $541,985,790 and $84,242,006, respectively. The Line of Credit was carried at an amount which approximated fair market value. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Senior and Medium-Term Notes with an aggregate carrying value of $9,249,715 and $197,415,903 at December 31, 1999 and 1998, respectively, have an estimated fair value of $9,413,022 and $210,908,014, respectively.

The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. These agreements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the agreement is settled. There were no such agreements at December 31, 1999 and 1998.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

	1999	1998	1997
Issuance of common shares in connection with
the acquisition of MIG REIT properties and the
MIGRA merger including the first anniversary
payment of the merger	$ 872,935	$106,063,359	$ -
Purchase price adjustment	1,232,112	-	-
Issuance of OP units in connection with the
acquisition of partnership interests in a
development property and an operating property	-	11,956,174	-
Assumption of mortgage debt in connection with
the acquisition of properties	-	31,468,622	-
Assumption of liabilities in connection with the
acquisition and disposition of properties	1,623,400	6,225,251	4,448,956
Dividends declared but not paid	-	10,507,586	7,938,692
Capital lease obligations	-	548,867	339,745
Offering expenses accrued	-	37,022	37,771
Cash paid for interest (including capitalized interest)	40,656,691	29,867,753	19,628,642
In connection with the conveyance of RTA to HUD:
Transfer of mortgage debt	1,935,123	-	-
Transfer of other liabilities	187,933	-	-
Transfer of accounts receivable-rent	31,427	-	-
Transfer of escrows	762,464	-	-
Transfer of real estate assets, net	1,395,689	-	-

15. COMMON, TREASURY AND PREFERRED SHARES

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

In June 1998, the Company issued 408,314 and 5,139,387 common shares relating to the Company's merger of MIGRA and the related acquisition of eight multifamily properties, respectively.

On July 2, 1997, the Company completed an offering of 1,750,000 common shares at $23.50 per share. The net proceeds of approximately $38.8 million were applied to reduce debt.

Treasury Shares

On June 29, 1998, the Company's Board of Directors authorized management to purchase, from time to time, up to 1,000,000 common shares at market prices. On June 21, 1999, the Company's Board of Directors amended the Company's stock repurchase plan by authorizing up to an additional 2,000,000 common shares to be repurchased by the Company at market prices. The timing of stock purchases are made at the discretion of management. During 1999 and 1998, 1,519,380 and 25,000 shares were repurchased at an aggregate cost of $15,481,921 and $466,523, respectively, The repurchases were funded primarily from property sale and financing proceeds.

Preferred Shares

At December 31, 1999, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at December 31, 1999, 1998 or 1997.

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

If a person or group acquires 15% or more of the Company's outstanding common shares, then each Right now owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $.01 per Right.

The distribution was made on January 29, 1999 to shareholders of record on that date. The initial distribution of Rights is not taxable to shareholders.

16. EARNINGS AND DIVIDENDS PER SHARE

Earnings Per Share

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both income before extraordinary item and cumulative effect of a change in accounting principle and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares.

	For the year ended December 31,
	1999	1998	1997
Basic Earnings Per Share:
Income before extraordinary item and cumulative effect
of a change in accounting principle	$22,846,447	$17,639,657	$19,688,656
Less: Preferred share dividends	(5,484,426)	(5,484,421)	(5,484,421)
Income before extraordinary item and cumulative effect
of a change in accounting principle applicable to
common shares	17,362,021	12,155,236	14,204,235
Less: Extraordinary item (loss) gain	(3,456,612)	(124,895)	1,023,713
Add: Cumulative effect of a change in accounting
principle	4,319,162	-	-
Net income applicable to common shares	$18,224,571	$12,030,341	$15,227,948

Diluted Earnings Per Share:
Income before extraordinary item and cumulative effect of a
change in accounting principle	$22,846,447	$17,639,657	$19,688,656
Add: Minority interest in operating partnership	-	39,353	-
Less: Preferred share dividends	(5,484,426)	(5,484,421)	(5,484,421)
Amortization expense relating to contingent
merger consideration	-	(34,816)	-
Income before extraordinary item and cumulative effect of a
change in accounting principle applicable to common
shares	17,362,021	12,159,773	14,204,235
Less: Extraordinary item (loss) gain	(3,456,612)	(124,895)	1,023,713
Add: Cumulative effect of a change in accounting
principle	4,319,162	-	-
Net income applicable to common shares	$18,224,571	$12,034,878	$15,227,948

Number of shares:
Basic-weighted average shares outstanding	22,050,905	19,865,335	16,198,499
Add: Dilutive shares	1,994	22,172	17,014
Operating partnership units	-	154,924	-
Contingent merger consideration	-	17,442	-
Diluted -weighted average shares outstanding	22,052,899	20,059,873	16,215,513

Earnings per common share - basic
Income before extraordinary item and cumulative	$ .79	$ .61	$ .88
effect of a change in accounting principle	$ (.15)	$ -	$ .06
Extraordinary item	$ .19	$ -	$ -
Cumulative effect of a change in accounting principle	$ .83	$ .61	$ .94
Net income

Earnings per common share - diluted:
Income before extraordinary item and cumulative
effect of a change in accounting principle	$ .79	$ .60	$ .88
Extraordinary item	$ (.15)	$ -	$ .06
Cumulative effect of a change in accounting principle	$ .19	$ -	$ -
Net income	$ .83	$ .60	$ .94

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Effect of new capitalization policy	$(4,319,162)	$ 839,386	$ 564,673
Net income	$19,389,835	$18,354,148	$21,277,042
Net income applicable to common shares	$13,905,409	$12,869,727	$15,792,621
Per share amount - Effect of new capitalization policy:
Basic	$ (.19)	$ .04	$ .03
Diluted	$ (.19)	$ .04	$ .03
Per share amount - Net income applicable to
common shares:
Basic	$ .63	$ .65	$ .97
Diluted	$ .63	$ .64	$ .97

Options to purchase 1,385,576, 1,310,874 and 988,674 common shares were outstanding at December 31, 1999, 1998 and 1997, respectively (Note 17), of which has been reflected above using the treasury stock method.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods subsequent to their issuance as the effect of assuming conversion for those periods was antidilutive (Note 1). As of December 31, 1999 and 1998, the Company plans to settle these OP units in cash.

Dividends Per Share

Total dividends declared per common share and the related components for the years ended December 31, 1999 and 1998, as reported for income tax purposes, were as follows:

	For the year ended December 31, 1999

			Non-Taxable	20% Rate	Unrecaptured
		Ordinary	Return of	Capital	Section 1250
	Date Paid	Income	Capital	Gain	Gain	Dividends

1st quarter	05/1/99	$.147	$.085	$.084	$.059	$ .375
2nd quarter	08/2/99	.147	.085	.084	.059	.375
3rd quarter	11/1/99	.147	.085	.084	.059	.375
4th quarter	N/A	N/A	N/A	N/A	N/A	*
		$.441	$.255	$.252	$.177	$1.125

*A fourth quarter dividend of $0.375 per share was declared on January 4, 2000 and paid on February 1, 2000.

	For the year ended December 31, 1998

			Non-Taxable	20% Rate	Unrecaptured
		Ordinary	Return of	Capital	Section 1250
	Date Paid	Income	Capital	Gain	Gain	Dividends

1st quarter	5/1/98	$.2253	$ .2213	$.0125	$.0059	$ .465
2nd quarter	8/1/98	.2253	.2213	.0125	.0059	.465
3rd quarter	10/31/98	.2253	.2213	.0125	.0059	.465
4th quarter	1/15/99	.2253	.2213	.0125	.0059	.465
		$.9012	$ .8852	$.0500	$.0236	$1.860

	For the year ended December 31, 1997

			Non-Taxable	20% Rate	Unrecaptured
		Ordinary	Return of	Capital	Section 1250
	Date Paid	Income	Capital	Gain	Gain	Dividends

1st quarter	5/1/97	$.325	$ .14	$ .00	$ .00	$ .465
2nd quarter	8/1/97	.325	.14	.00	.00	.465
3rd quarter	10/31/97	.325	.14	.00	.00	.465
4th quarter	1/15/98	.325	.14	.00	.00	.465
		$1.300	$ .56	$ .00	$ .00	$1.860

Preferred dividends of $5,484,426, $5,484,421 and $5,484,421 were paid for the years ended December 31, 1999, 1998 and 1997, respectively, of which $1,582,255, $276,963 and $0 was designated as a capital gain dividend for the years ended December 31, 1999, 1998 and 1997, respectively.

17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute between 1% and 15% (maximum employee contribution was 12% prior to February 1, 1999) of their gross wages. The Company matches such contributions at a rate of 25% up to a maximum participant contribution of 6% (maximum employer contribution was 25% up to a maximum participant's contribution of 4% prior to February 1, 1999). The Company made contributions to this plan, of approximately $154,000, $76,000, and $60,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Company offers long-term disability and medical, dental and life insurance benefits to employees.

AERC Share Option Plan

The Company provides an incentive and nonqualified stock option plan (the "AERC Share Option Plan") under which 543,093 of the Company's common shares are reserved for awards of share options to eligible key employees. Options may be granted at per share prices not less than fair market value at the date of grant and must be exercisable within ten years thereof. Option awards granted are vested in equal annual increments over no fewer than three years, beginning on the first anniversary of the date of grant. Activity under the AERC Share Option Plan is summarized as follows:

		Granted and
	Authorized	Outstanding	Available	Exercisable

Balance at December 31, 1996	543,093	343,330	199,763	318,330
Granted (at $24.06 per share)	-	190,000	(190,000)	-
Forfeited (at $22.00 per share)	-	(3,000)	3,000	(3,000)
Exercised (at $22.44 to $23.75 per share)	-	(75)	-	(75)
Exercisable	-	-	-	8,334
Balance at December 31, 1997	543,093	530,255	12,763	323,589
Granted (at $12.50 per share)	-	72,200	(72,200)	-
Forfeited (at $20.25 to $24.06 per share)	-	(86,530)	86,530	(39,864)
Exercisable	-	-	-	32,000
Balance at December 31, 1998	543,093	515,925	27,093	315,725
Granted (at $7.19 per share)	-	142,000	(142,000)	-
Forfeited (at $12.50 to $24.06 per share)	-	(137,099)	137,099	(33,500)
Exercisable	-	-	-	18,879
Balance at December 31, 1999	543,093	520,826	22,192	301,104

The weighted average exercise prices of options outstanding at December 31, 1999, 1998 and 1997 were $17.24, $21.31 and $22.67 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 1999, 1998 and 1997 were $21.60, $22.22 and $21.96 per share, respectively.

Equity-Based Incentive Compensation Plan

The Equity-Based Incentive Compensation Plan ("the Omnibus Equity Plan"), an equity-based incentive compensation plan, provides for the grant to participants of options to purchase common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. The option price with respect to the grant of options to purchase common shares will be determined at the time of the grant but will not be less than 100% of the fair market value of the common shares at the date of the grant or 110% in the case of a participant who, at the date of grant, owns shares with more than 10% of the total combined voting power of all classes of stock of the Company. The rights to purchase common shares will enable a participant to purchase common shares (i) at the fair market value of such shares on the date of such grant or (ii) at 85% of such fair market value on such date if the grant is made in lieu of cash compensation. Under the terms of the Omnibus Equity Plan, these grants and awards may not aggregate more than 1,400,000 common shares and no participating employee may receive awards with respect to more than 250,000 common shares during any calendar year.

Restricted share grants made from this Plan have been vested either in equal increments over three years or at the end of nine years from the date of grant. Those shares vesting at the end of a nine year period have a feature which permits the acceleration of the vesting upon the Company achieving certain financial benchmarks. Option grants made from this Plan to date have been vested either in equal increments over three years or five years beginning on the first anniversary of the date of grant or at the end of nine years. The accelerator described above also applied to the nine year grants.

Activity under the Omnibus Equity Plan is summarized as follows:

		Granted and
	Authorized	Outstanding	Available	Exercisable

Balance at December 31, 1996	1,400,000	1,000	1,399,000	-
Restricted shares granted (at $22.81 per share)	-	878	(878)	-
Options granted (at $24.06 per share)	-	491,000	(491,000)	-
Forfeited (at $24.06 per share)	-	(76,000)	76,000	-
Balance at December 31, 1997	1,400,000	416,878	983,122	-
Restricted shares granted (at $20.66 per share)	-	484	(484)	-
Options granted (at $24.06 per share)	-	250,000	(250,000)	-
Forfeited (at $22.8125 to $24.06 per share)	-	(10,800)	10,800	-
Restricted shares exercised (at $22.81 per share)	-	(1,000)	-	(1,000)
Exercisable	-	-	-	82,800
Balance at December 31, 1998	1,400,000	655,562	743,438	81,800
Restricted shares granted (at $12.50 per share)	-	21,000	(21,000)	-
Options granted (at $10.38 to $12.50 per share)	-	234,800	(234,800)	-
Forfeited (at $22.8125 to $24.06 per share)	-	(88,439)	88,439	-
Exercisable	-	-	-	108,600
Balance at December 31, 1999	1,400,000	822,923	576,077	190,400

The weighted average exercise prices of options outstanding at December 31, 1999, 1998 and 1997 were $20.12, $24.01 and $23.95 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 1999, 1998 and 1997 were $24.06, $24.06 and $0 per share, respectively.

Deferred compensation of $37,478, $34,000 and $30,600 at December 31, 1999, 1998 and 1997, respectively, has been reflected as a reduction of paid-in capital in the accompanying financial statements relating to the issuance of 21,000 restricted shares in 1999, 484 restricted shares in 1998 and 1,317 restricted shares in 1997.

Options Granted to Outside Directors

The Company has granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined by the Company's Executive Compensation Committee and approved by the board of directors. Option awards granted vest one year from the date of grant. Activity is summarized as follows:

	Granted	Exercisable

Balance at December 31, 1996	23,750	18,750
Granted (at $24.06 per share)	20,000	-
Exercisable	-	5,000
Balance at December 31, 1997	43,750	23,750
Exercisable	-	20,000
Balance at December 31, 1998	43,750	43,750
Granted (at $12.50 per share)	20,000	-
Balance at December 31, 1999	63,750	43,750

The weighted average exercise prices of options outstanding at December 31, 1999 were $19.67 per share, and at December 31, 1998 and 1997 were $22.94 per share. The weighted average exercise prices of options exercisable at December 31, 1999 were $22.94 per share, at December 31, 1998 were $22.94 per share and at December 31, 1997 were $22.00 per share.

SFAS No. 123

The Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method of SFAS No. 123, the Company's net income and earnings per share at December 31 would have been as follows:

	1999	1998	1997
Net income applicable to common shares
As reported	$18,224,571	$12,030,341	$15,227,948
Pro forma	$18,071,334	$11,760,348	$15,152,835

Income per common share
As reported - Basic	$ .83	$ .61	$ .94
- Diluted	$ .83	$ .60	$ .94
Pro forma - Basic	$ .82	$ .59	$ .94
- Diluted	$ .82	$ .59	$ .94

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following assumptions:

	1999	1998	1997

Risk free interest rate or range	6.3%	4.7%-6.9%	5.8%-6.2%
Dividend yield or range	14.93%	7.8%-10.6%	7.8%
Expected life or range	7.64 years	7-8 years	7-8 years
Expected volatility or range	25.98%	16.1%-21.6%	16.3%
Weighted average per share fair value of an
option granted during the year	$0.51	$0.29	$1.85

The pro forma effect on net income as set forth above is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

18. Executive Compensation

Executive Deferred Compensation Plan

The Company's Executive Deferred Compensation Plan (the "EDCP") was adopted by the Board of Directors on July 1, 1999. The EDCP was implemented to allow key employees the option of deferring receipt of compensation otherwise payable to them by the Company for their services and to create an opportunity for appreciation of the amount deferred upon appreciation of the Company's Common Shares. Any shares deferred are subject to the terms of the Equity-Based Incentive Compensation Plan.

Prior to January 1 of the EDCP year, any executive officer of the Company may elect to defer all or a portion of their eligible compensation (base salary and bonus) and such amount will be credited to a deferral account maintained on behalf of the executive. Amounts credited to the deferral account are converted to "share units" and represent deferred share awards under the Company's Equity-Based Incentive Compensation Plan. The deferral account is vested at all times. At December 31, 1999, deferred amounts from participating executives were $29,164 representing 3,733 common shares.

Executive Compensation and Employment Agreements

The Company has a three year employment agreement with the President and Chief Executive Officer. This agreement, dated January 1, 1996, is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate by giving one year's prior written notice. The Company entered into an employment agreement with the Executive Vice President (former Chairman, President and Chief Executive Officer of MIGRA) for a period of three years which was subsequently terminated effective July 1, 1999. The Company charged $550,000 in 1999 to general and administrative expense related to the severance of this individual. Additionally, the Company has non-compete and severance agreements with certain other executive officers.

Supplemental Employee Retirement Plan

The Company's Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for executive officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers of the Company nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for the Company to make a contribution to the account of each of the participating officers at the end of each Plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes) until distribution. The account balances earn interest each year at a rate that approximates the Company's average cost of capital. The Executive Compensation Committee approves the interest rate at the beginning of each year. At December 31, 1999, 1998 and 1997, the Company recognized expense of $272,160, $85,818 and $118,083, respectively, relating to this Plan.

Long-Term Plan

Participants in the Long-Term Plan, a long-term incentive compensation plan, will earn incentive compensation over a three year period (the "Plan Period") based on specific levels of Funds From Operations per share, as defined, that are established at the outset of the Plan Period. Initial awards under the Long-Term Plan were based on the Plan Period beginning January 1, 1995 and ending December 31, 1997. The Long-Term Plan terminates in 2005. There were no charges to earnings under this plan and no payments were made on the first eligibility date which occurred in 1998. Beginning with the calendar year 1998, a new three year Plan Period commenced. Payment of the incentive compensation earned under the Long-Term Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the Board of Directors. The second payment eligibility date is in 2001. At December 31, 1999, no amount was earned under this Plan and accordingly, there was no charge reflected on the Consolidated Statement of Income.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1999
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$38,016,051	$39,313,990	$39,254,791	$42,095,840
Income before extraordinary item and cumulative
effect of a change in accounting principle	1,869,878	13,159,046	634,192	7,183,331
Extraordinary item	-	(1,808,742)	-	(1,647,870)
Cumulative effect	4,319,162	-	-	-
Net income	6,189,040	11,350,304	634,192	5,535,461
Net income (loss) applicable to common shares	4,817,935	9,979,199	(736,916)	4,164,353

Earnings Per Common Share-Basic:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	$ .02	$ .53	$ (.03)	$ .27
Extraordinary item	$ -	$ (.08)	$ -	$ (.07)
Cumulative effect	$ .19	$ -	$ -	$ -
Net income (loss) applicable to common shares	$ .21	$ .45	$ (.03)	$ .20
Weighted average number of shares outstanding
(in thousands)	22,666	22,359	21,617	21,525

Earnings Per Common Share-Diluted:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	$ .02	$ .53	$ (.03)	$ .27
Extraordinary item	$ -	$ (.08)	$ -	$ (.07)
Cumulative effect	$ .19	$ -	$ -	$ -
Net income (loss) applicable to common shares	$ .21	$ .45	$ (.03)	$ .20
Weighted average number of shares outstanding
(in thousands)	22,666	22,359	21,617	21,527

Pro forma amounts assuming the new
capitalization policy is applied retroactively:
Net income	$ 1,869,878	$11,350,304	$ 634,192	$ 5,535,461
Net income (loss) applicable to common shares	$ 498,773	$ 9,979,199	$ (736,916)	$ 4,164,353
Per share amount - Net income (loss)
applicable to common shares:
Basic	$ .02	$ .45	$ (.03)	$ .19
Diluted	$ .02	$ .45	$ (.03)	$ .19

1998
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$30,708,805	$32,846,237	$39,233,362	$40,219,463
Income before extraordinary item	4,524,746	5,084,498	4,551,430	3,478,983
Net income	4,524,746	4,959,603	4,551,430	3,478,983
Net income applicable to common shares	3,153,641	3,588,498	3,180,325	2,107,877

Earnings Per Common Share-Basic:
Income before extraordinary item applicable to
common shares	$ .18	$ .21	$ .14	$ .08
Net income applicable to common shares	$ .18	$ .21	$ .14	$ .08
Weighted average number of shares outstanding
(in thousands)	17,072	17,133	22,598	22,597

Earnings Per Common Share-Diluted:
Income before extraordinary item applicable to
common shares	$ .18	$ .21	$ .14	$ .07
Net income applicable to common shares	$ .18	$ .21	$ .14	$ .07
Weighted average number of shares outstanding
(in thousands)	17,075	17,133	23,058	22,671

Pro forma amounts assuming the new
capitalization policy is applied retroactively:
Effect of new capitalization policy	$ 134,302	$ 189,000	$ 268,600	$ 247,484
Net income	$ 4,659,048	$ 5,148,603	$ 4,820,030	$ 3,726,467
Net income applicable to common shares	$ 3,287,943	$ 3,777,498	$ 3,448,925	$ 2,355,361
Per share amount - Effect of new capitalization policy:
Basic	$ .01	$ .01	$ .01	$ .01
Diluted	$ .01	$ .01	$ .01	$ .01
Per share amount - Net income
applicable to common shares:
Basic	$ .19	$ .22	$ .15	$ .09
Diluted	$ .19	$ .22	$ .15	$ .08

During the fourth quarter ended December 31, 1998, the Company recorded the following significant adjustments:

Allowance for receivable	$ 200,000
Write-off of receivable	91,827
Local tax accrual	330,000
Write-off of software development costs	817,485
Retroactive rental receivable	(431,000)
Real estate tax accrual adjustments	630,054
Severance benefit	268,303
$1,906,669

20. SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has four reportable segments: (1) Market-rate multifamily properties, (2) Affordable Housing multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Market-rate multifamily properties are same store conventional multifamily residential properties (the operations are not subject to regulation by HUD) and properties acquired or disposed of within one year. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Market-rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company. All of the Company's segments are located in the United States. During the second quarter of 1999, management revised its reported segments to add a new segment representing Unallocated Corporate Overhead in order to better capture costs not specifically allocated to an individual segment and to isolate these costs from the third party Management and Service Operations. For comparability purposes, the 1998 and 1997 presentations have been restated to reflect this revision to the Company's reportable segments.

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

Information on the Company's segments for the years ended December 31, 1999, 1998 and 1997 is as follows:

	For the year ended December 31, 1999
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-Rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$134,063,994	$ 9,853,003	$28,863,639	$ -	$172,780,636
Elimination of intersegment revenues	(191,215)	-	(13,908,749)	-	(14,099,964)
Consolidated revenues	$133,872,779	$ 9,853,003	$14,954,890	$ -	$158,680,672

Equity in net income of joint ventures	$ 495,022	$ 2,624	$ -	$ 87,376	$ 585,022

*EBITDA-including the proportionate
share of joint ventures	$ 77,078,463	$ 6,065,880	$ 5,451,708	$ (9,760,662)	$ 78,835,389

Total assets	$795,334,864	$12,555,623	$ 69,699,122	$ 5,220,091	$882,809,700
Capital expenditures, gross	$ 42,719,296	$ 1,008,188	$ 1,435,259	$ -	$ 45,162,743

	For the year ended December 31, 1998
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-Rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$123,362,776	$ 9,916,882	$25,033,485	$ -	$158,313,143
Elimination of intersegment revenues	(193,690)	-	(15,111,586)	-	(15,305,276)
Consolidated revenues	$123,169,086	$ 9,916,882	$ 9,921,899	-	$143,007,867

Equity in net income of joint ventures	$ 433,302	$ 11,390	$ -	$ -	$ 444,692

*EBITDA-including the proportionate
share of joint ventures	$ 71,756,045	$ 6,085,638	$ 298,313	$ (5,228,918)	$ 72,911,078

Total assets	$787,686,190	$ 12,265,293	$34,053,034	$ 6,780,838	$840,785,355
Capital expenditures, gross	$316,976,705	$ 961,402	$ 2,385,132	$ -	$320,323,239

	For the year ended December 31, 1997
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market-Rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$ 92,720,425	$ 9,810,549	$14,135,867	$ -	$116,666,841
Elimination of intersegment revenues	(190,050)	-	(7,666,843)	-	(7,856,893)
Consolidated revenues	$ 92,530,375	$ 9,810,549	$ 6,469,024	$ -	$108,809,948

Equity in net income of joint ventures	$ 537,828	$ 23,106	$ -	$ -	$ 560,934

*EBITDA-including the proportionate
share of joint ventures	$ 53,050,687	$ 7,783,974	$ 1,164,965	$ (3,504,620)	$ 58,495,006

Total assets	$502,567,946	$13,126,361	$36,412,087	$ 1,803,911	$553,910,305
Capital expenditures, gross	$132,707,065	$ 778,597	$ 2,331,667	$ -	$135,817,329

* Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

A reconciliation of total segment EBITDA to total consolidated net income for the years ended December 31, 1999, 1998 and 1997 is as follows:

	1999	1998	1997

Total EBITDA for reportable segments	$78,835,389	$72,911,078	$58,495,006
EBITDA-proportionate share of joint ventures	(2,960,899)	(2,555,349)	(2,801,345)
Depreciation and amortization	(35,145,839)	(24,898,978)	(19,265,827)
Interest expense	(38,263,518)	(29,050,346)	(19,144,260)
Interest income	1,618,103	1,164,189	925,979
Income taxes	(867,092)	(434,434)	(128,726)
Gain on sale of properties and land	19,630,303	503,497	1,607,829
Extraordinary (loss) gain	(3,456,612)	(124,895)	1,023,713
Cumulative effect of a change in accounting principle	4,319,162	-	-
Consolidated net income	$23,708,997	$17,514,762	$20,712,369

21. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as suite cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4,319,162 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $7,517,800 or $.34 per share (basic and diluted) for the year ended December 31, 1999. The pro forma amounts (unaudited) shown on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the year ended December 31, 1998 and 1997 which increased net income by $839,400 or $.04 per share (basic and diluted) and $564,700 or $.03 per share (basic and diluted), respectively.

22. PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

As more fully described in Note 2, during the year ended December 31, 1998, the Company completed the acquisition of 14 multifamily properties (the "Acquired Properties") with 3,682 units for an aggregate purchase price of $268.3 million. The Company acquired no multifamily properties during 1999. The multifamily property acquisitions are summarized as follows:

			Month Acquired
Multifamily Property	Location	Units	by the Company

1998 Acquisitions:
Cypress Shores Apartments	Coconut Creek, Florida	300	February
Reflections Apartments	Columbia, Maryland	184	February
The Falls Apartments	Atlanta, Georgia	520	February
Country Club Apartments	Toledo, Ohio	316	February
20th and Campbell Apartments	Phoenix, Arizona	204	June
Annen Woods Apartments	Pikesville, Maryland	132	June
Desert Oasis Apartments	Palm Desert, California	320	June
Fleetwood Apartments	Houston, Texas	104	June
Hampton Point Apartments	Silver Springs, Maryland	352	June
Morgan Place Apartments	Atlanta, Georgia	186	June
Peachtree Apartments	St. Louis, Missouri	156	June
Windsor Falls Apartments	Raleigh, North Carolina	276	June
Steeplechase at Shiloh Crossing Apts.	Indianapolis, Indiana	264	August
Windsor Pines	Pembroke Pines, Florida	368	October
		3,682

1997 Acquisitions:
The Gables at White River	Indianapolis, Indiana	228	February
Remington Place Apartments	Cincinnati, Ohio	234	April
Saw Mill Village Apartments	Columbus, Ohio	340	April
Hawthorne Hills Apartments	Toledo, Ohio	88	May
Oak Bend Commons	Columbus, Ohio	102	May
Clinton Place Apartments	Clinton Twp., Michigan	202	August
Waterstone Apartments	Indianapolis, Indiana	344	August
Spring Valley	Detroit, Michigan	224	October
		1,762
		5,444

The operating results of the Acquired Properties are included in the results of operations of the Company from the dates of acquisition.

The following unaudited supplemental pro forma operating data for 1997 is presented to reflect, as of January 1, 1997, the effects of: (i) the six property acquisitions completed in 1997, (ii) the 12 property acquisitions completed in 1998, (iii) the merger of MIGRA, (iv) the offering of 1,750,000 common shares, and (v) the change in the capitalization policy. The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the 14 property acquisitions completed in 1998, (ii) the merger of MIGRA in 1998, (iii) the sale of a property in 1998, (iv) the sale of the eight operating properties in 1999, and (v) the change in the capitalization policy. The following unaudited supplemental pro forma operating data for 1999 is presented to reflect, as of January 1, 1999, the effects of the sale of the eight operating properties in 1999.

	December 31,
(In thousands, except per share amounts)	1999	1998	1997

Revenues	$153,775	$142,894	$ 146,195
*Net income	1,600	10,808	18,186
*Net (loss) income applicable to common shares (Basic and Diluted)	(3,884)	5,324	12,701
Earnings per common share:
- Basic	$ (0.18)	$ 0.24	$ 0.56
- Diluted	$ (0.18)	$ 0.24	$ 0.56
Weighted average number of common shares outstanding:
- Basic	22,051	22,051	22,597
- Diluted	22,053	22,053	22,823

*Before extraordinary item and cumulative effect of a change in accounting principle.

The 1999 and 1998 pro forma financial information does not include the revenue and expenses for the period January 1 through the date the properties were acquired by the Company for Windsor at Kirkman Apartments, Windsor Pines and Steeplechase at Shiloh Crossing Apartments which are properties that were acquired in 1998. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for 1998 as they were under construction during substantially all of the periods prior to their acquisition.

The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

23. SUBSEQUENT EVENTS

Dividends Declared

On January 4, 2000, the Company declared a quarterly dividend of $0.375 per common share for the quarter ending December 31, 1999, which was paid on February 1, 2000 to shareholders of record on January 14, 2000.

On February 24, 2000, the Company declared a quarterly dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares which will be paid on March 15, 2000 to shareholders of record on March 1, 2000.

Treasury Shares Repurchased

Subsequent to December 31, 1999, the Company repurchased 1,590,800 common shares at an aggregate cost of $15,038,300. The repurchases were funded primarily from operating cash flows and proceeds received from the sale of operating properties.

Common Share Buyback Authorization

On February 25, 2000, the Company's board of directors authorized the repurchase of up to two million of the Company's common shares.

Management Contract Cancellation

On February 24, 2000, two managed but non-owned properties were sold. Accordingly, the Company's management contracts were canceled. The annual management fees for 1999 were approximately $14,500.

Properties Under Contract for Sale

On February 22, 2000, the Company entered into a contract to sell three owned Northeast Ohio Market Rate properties. The properties are expected to be sold late in the first quarter or early in the second quarter of 2000.

Reverse Interest Rate Swaps

On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amount of the swaps was approximately $66 million. The effective spread on the hedged loans is LIBOR plus 62 basis points and the floating rate on these hedged loans was 6.5% on February 25, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans.

ASSOCIATED ESTATES REALTY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other		Balance at End
DESCRIPTION	of Period	and Expenses	Accounts - Describe	Deductions-Describe	of Period

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$ -	$ 1,497,581	$ -	$ (1,271,414) (a)	$ 226,167

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts	-	-	-	-	-

Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts	-	-	-	-	-

(a) Uncollectible amounts written off.

S-2 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$16,250,000	$2,357,168	$22,187,707	$25,083	$2,357,168	$22,212,790	$24,569,958	$1,406,111	$23,163,847	5-30	September, 1995
Bay Club	3,360,000	129,295	3,621,553	109,017	129,295	3,730,570	3,859,865	1,397,921	2,461,944	10-30	December, 1990
Country Club Apartments	12,097,280	2,772,168	12,192,456	78,963	2,772,168	12,271,419	15,043,587	768,307	14,275,280	5-30	February, 1998
Edgewater Landing	-	417,639	4,518,082	336,457	417,639	4,854,539	5,272,178	967,741	4,304,437	5-30	April, 1994
Ellet	-	-	2,174,674	314,545	-	2,489,219	2,489,219	1,664,676	824,543	30	January, 1978
Gates Mills Club	-	65,441	3,110,746	381,715	66,845	3,491,057	3,557,902	2,828,855	729,047	5-30	December, 1980
Gates Mills III	6,466,166	277,898	7,387,584	1,059,865	277,898	8,447,449	8,725,347	6,706,227	2,019,120	6-40	December, 1978
Hawthorne Hills Apartments	2,648,000	370,282	2,719,463	12,496	370,282	2,731,959	3,102,241	263,974	2,838,267	5-30	May, 1997
Hillwood I	-	-	1,449,483	272,370	-	1,721,853	1,721,853	1,383,711	338,142	14-30	June, 1976
Holly Park	7,120,000	497,500	6,947,935	232,258	497,500	7,180,193	7,677,693	2,552,423	5,125,270	10-30	September, 1990
Huntington Hills	-	360,799	3,181,028	176,537	360,799	3,357,565	3,718,364	2,410,356	1,308,008	30	October, 1982
Jennings	-	205,100	1,665,155	58,466	205,100	1,723,621	1,928,721	1,017,972	910,749	10-30	November, 1981
KTC Properties	19,633,357	2,724,005	17,522,183	346,715	2,724,005	17,868,898	20,592,903	2,577,173	18,015,730	5-30	September, 1995
Mallard's Crossing	3,742,818	941,070	8,499,249	667,651	941,070	9,166,900	10,107,970	1,493,287	8,614,683	5-30	February, 1995
Pinecrest	-	302,150	2,156,000	96,315	302,150	2,252,315	2,554,465	903,096	1,651,369	7-30	September, 1987
Portage Towers	-	388,353	5,609,249	2,451,364	524,150	7,924,816	8,448,966	5,736,291	2,712,675	6-40	May, 1973
Puritas Place	-	189,455	2,697,720	501,296	189,455	3,199,016	3,388,471	1,841,954	1,546,517	5-30	October, 1981
Riverview Towers	-	-	2,300,004	288,106	-	2,588,110	2,588,110	1,702,040	886,070	30	October, 1979
Shaker Park Gardens	2,844,800	276,787	3,012,464	581,718	276,787	3,594,182	3,870,969	3,237,406	633,563	15-17	May, 1964
The Woodlands of North Royalton	7,417,702	389,527	9,004,652	1,103,526	389,527	10,108,178	10,497,705	5,829,384	4,668,321	5-30	March, 1982
State Road	-	-	1,184,542	138,258	-	1,322,800	1,322,800	1,031,125	291,675	14-30	September, 1977
Statesman II	-	222,657	1,632,507	147,556	222,657	1,780,063	2,002,720	1,675,315	327,405	13	May, 1987
Sutliff II	-	-	3,276,512	411,887	-	3,688,399	3,688,399	2,941,355	747,044	5-30	December, 1979
Tallmadge Acres	-	235,559	4,643,644	839,955	269,869	5,449,289	5,719,158	4,117,823	1,601,335	6-40	June, 1981
The Oaks	1,766,015	170,000	2,241,624	50,257	170,000	2,291,881	2,461,881	1,105,884	1,355,997	7-30	June, 1985
The Triangle	16,610,147	-	20,578,668	1,555,306	-	22,133,974	22,133,974	8,432,648	13,701,326	5-30	March, 1989
Timbers	-	400,111	4,056,547	154,132	400,111	4,210,679	4,610,790	1,745,010	2,865,780	7-30	September, 1987
Twinsburg	-	-	2,833,574	346,980	-	3,180,554	3,180,554	2,102,722	1,077,832	10-30	July, 1979
Vantage Villa	4,750,000	565,952	4,598,362	75,530	565,952	4,673,892	5,239,844	662,093	4,577,751	5-30	October, 1995
Village at Avon	-	687,779	8,912,306	-	687,779	8,912,306	9,600,085	99,612	9,500,473	5-30	June, 1998
Village Towers	-	-	2,442,343	339,497	-	2,781,840	2,781,840	1,804,611	977,229	30	October, 1979
West High	-	-	2,714,785	396,563	-	3,111,348	3,111,348	2,785,448	325,900	5-15	December, 1981
Westchester Townhouses	6,080,000	693,300	5,685,526	168,588	693,300	5,854,114	6,547,414	2,733,203	3,814,211	7-30	November, 1989
Western Reserve Village	5,440,000	691,059	6,931,426	27,944	691,059	6,959,370	7,650,429	450,681	7,199,748	10-30	August, 1996
Westlake Investment	-	35,685	323,834	744,427	35,685	1,068,261	1,103,946	979,541	124,405	15-30	October, 1985
Williamsburg at Greenwood Village	10,090,000	843,642	12,929,692	1,298,817	843,642	14,228,509	15,072,151	2,674,438	12,397,713	5-30	February, 1994

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

Winchester (2)	3,944,133	299,660	5,133,088	1,588,960	344,355	6,677,353	7,021,708	5,632,931	1,388,777	5-30	March, 1972
Winchester II	-	352,200	8,295,653	968,102	372,877	9,243,078	9,615,955	7,248,283	2,367,672	6-40	March, 1979

CENTRAL OHIO
Arrowhead Station	4,061,000	477,838	4,216,425	264,842	477,838	4,481,267	4,959,105	739,249	4,219,856	5-30	March, 1995
Bedford Commons	5,840,000	928,921	5,963,753	236,891	928,921	6,200,644	7,129,565	1,077,862	6,051,703	5-30	December, 1994
Bolton Estates	4,668,000	707,601	5,124,052	256,702	707,601	5,380,754	6,088,355	983,872	5,104,483	5-30	July, 1994
Bradford at Easton	14,112,000	2,033,450	16,302,694	55,769	2,033,450	16,358,463	18,391,913	1,432,299	16,959,614	5-30	October, 1995
Residence at Christopher Wren	10,524,846	1,560,355	13,753,580	1,266,027	1,560,355	15,019,607	16,579,962	2,717,907	13,862,055	5-30	March, 1994
Colony Bay East	3,368,000	714,150	4,952,909	105,803	714,150	5,058,712	5,772,862	789,675	4,983,187	5-30	February, 1995
Heathermoor	9,571,483	1,796,346	9,087,316	464,870	1,796,346	9,552,186	11,348,532	1,700,900	9,647,632	5-30	August, 1994
Kensington Grove	3,568,000	533,117	4,600,057	63,260	533,117	4,663,317	5,196,434	687,978	4,508,456	5-30	July, 1995
Lake Forest	6,219,000	840,155	6,134,704	171,236	840,155	6,305,940	7,146,095	1,146,650	5,999,445	5-30	July, 1994
Muirwood Village at Bennell	4,071,000	789,836	4,656,965	150,020	789,836	4,806,985	5,596,821	975,009	4,621,812	5-30	March, 1994
Muirwood Village at London	-	205,097	3,728,615	162,815	205,097	3,891,430	4,096,527	741,697	3,354,830	5-30	March, 1994
Muirwood Village at Mt. Sterling	-	152,812	1,475,391	15,704	152,812	1,491,095	1,643,907	290,469	1,353,438	5-30	March, 1994
Muirwood Village at Zanesville	6,564,317	368,530	4,820,330	2,952,163	368,530	7,772,493	8,141,023	1,397,065	6,743,958	5-30	March, 1994
Oak Bend Commons Apartments	4,271,000	732,803	5,028,646	12,266	732,803	5,040,912	5,773,715	436,543	5,337,172	5-30	May, 1997
Pendleton Lakes East	7,541,344	1,313,824	8,026,991	276,293	1,313,824	8,303,284	9,617,108	1,478,885	8,138,223	5-30	March, 1994
Perimeter Lakes	6,372,230	1,268,762	8,778,081	177,012	1,268,762	8,955,093	10,223,855	1,003,395	9,220,460	5-30	Sept, 1996
The Residence at Newark	3,525,000	323,159	2,807,885	1,388,245	323,159	4,196,130	4,519,289	794,570	3,724,719	5-30	March, 1994
Saw Mill Village	12,451,394	2,548,488	17,261,445	164,665	2,548,488	17,426,110	19,974,598	1,578,564	18,396,034	5-30	April, 1997
Sheffield at Sylvan	3,801,000	347,590	3,102,488	1,903,663	526,332	4,827,409	5,353,741	856,509	4,497,232	5-30	March, 1994
Sterling Park	3,274,000	645,538	3,919,325	76,098	645,538	3,995,423	4,640,961	714,830	3,926,131	5-30	August, 1994
Residence at Turnberry	9,010,731	868,868	11,567,161	1,115,606	868,868	12,682,767	13,551,635	2,355,811	11,195,824	5-30	March, 1994
Wyndemere	4,400,000	602,128	2,782,217	1,559,937	602,128	4,342,154	4,944,282	728,111	4,216,171	5-30	September, 1994
The Residence at Washington	-	289,960	2,579,835	14,234	289,960	2,594,069	2,884,029	339,627	2,544,402	10-30	February, 1996

SOUTHERN OHIO
Remington Place	6,923,585	1,644,583	10,123,827	222,392	1,644,583	10,346,219	11,990,802	976,188	11,014,614	5-30	April, 1997

MICHIGAN
Arbor Landings	18,732,000	1,129,426	10,403,123	8,130,073	1,681,507	17,981,115	19,662,622	1,581,137	18,081,485	5-30	January, 1995
Aspen Lakes Apartments	2,873,621	339,596	5,507,707	158,543	339,596	5,666,250	6,005,846	643,313	5,362,533	5-30	September, 1996
Central Park Place	7,168,759	1,013,474	7,362,973	234,733	1,013,474	7,597,706	8,611,180	1,306,473	7,304,707	5-30	December, 1994
Country Place Apartments (3)	4,419,000	767,864	4,180,887	105,356	767,864	4,286,243	5,054,107	669,496	4,384,611	5-30	June, 1995
Clinton Place Apartments	9,464,077	1,219,248	9,506,062	35,839	1,219,248	9,541,901	10,761,149	756,803	10,004,346	5-30	August, 1997
Georgetown Park Apartments	20,862,088	1,778,286	12,141,126	11,673,395	2,128,286	23,464,521	25,592,807	2,831,783	22,761,024	10-30	December, 1994
Oaks and Woods at Hampton	29,070,264	3,025,954	27,204,231	1,324,098	3,025,954	28,528,329	31,554,283	4,084,825	27,469,458	5-30	August, 1995
The Landings at the Preserve	7,272,000	814,961	7,189,546	73,328	814,961	7,262,874	8,077,835	1,045,955	7,031,880	5-30	September, 1995
Spring Brook Apartments	4,895,000	609,742	5,307,960	43,009	609,742	5,350,969	5,960,711	635,179	5,325,532	5-30	June, 1996
Spring Valley Apartments	11,952,983	1,432,830	13,461,588	136,515	1,432,830	13,598,103	15,030,933	983,777	14,047,156	5-30	October, 1997
Summer Ridge	9,862,181	1,250,919	11,193,520	101,272	1,250,919	11,294,792	12,545,711	1,432,421	11,113,290	5-30	April, 1996

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA
Cypress Shores	13,284,501	2,768,847	16,624,160	68,326	2,768,847	16,692,486	19,461,333	1,080,275	18,381,058	5-30	February, 1998
Windsor Pines	22,633,000	4,833,541	28,850,975	72,304	4,833,541	28,923,279	33,756,820	1,148,444	32,608,376	5-30	October, 1998
Kirkman	-	2,287,865	39,724,119	-	2,287,865	39,724,119	42,011,984	604,541	41,407,443	5-30	February, 1996

GEORGIA
The Falls	18,250,000	5,403,009	23,496,977	411,505	5,403,009	23,908,482	29,311,491	1,534,659	27,776,832	5-30	February, 1998
Morgan Place	9,300,000	3,292,205	9,159,361	65,805	3,292,205	9,225,166	12,517,371	467,252	12,050,119	5-30	July, 1998

MARYLAND
Reflections	10,455,000	1,807,172	12,501,062	104,875	1,807,172	12,605,937	14,413,109	675,917	13,737,192	5-30	February, 1998
Annen Woods	7,690,000	1,389,231	9,069,165	360,417	1,389,231	9,429,582	10,818,813	481,611	10,337,202	5-30	July, 1998
Hampton Pointe	18,428,063	3,394,350	21,711,872	941,135	3,394,350	22,653,007	26,047,357	1,155,555	24,891,802	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	13,500,000	1,551,232	16,458,495	135,643	1,551,232	16,594,138	18,145,370	839,646	17,305,724	5-30	July, 1998

TEXAS
Fleetwood	4,894,982	996,810	5,719,600	61,796	996,810	5,781,396	6,778,206	295,053	6,483,153	5-30	July, 1998

ARIZONA
20th and Campbell	10,658,077	3,192,091	10,206,931	89,820	3,192,091	10,296,751	13,488,842	532,128	12,956,714	5-30	July, 1998

INDIANA
The Gables at White River	8,994,620	1,064,131	11,680,107	74,478	1,064,131	11,754,585	12,818,716	1,150,618	11,668,098	5-30	February, 1997
Waterstone Apartments	17,048,914	1,508,469	22,861,129	36,482	1,508,469	22,897,611	24,406,080	1,789,116	22,616,964	5-30	August, 1997
Steeplechase	7,960,000	2,260,704	16,256,702	53,398	2,260,704	16,310,100	18,570,804	757,004	17,813,800	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	15,848,711	2,145,735	19,159,234	831,942	2,145,735	19,991,176	22,136,911	2,559,758	19,577,153	5-30	March, 1996

LAND HELD FOR DEVELOPMENT
NORTHERN OHIO
Village at Avon	-	1,457,232	-	-	1,457,232	-	1,457,232	-	1,457,232	-	June, 1998
Westlake Investment	-	523,314	-	-	523,314	-	523,314	-	523,314	-	October, 1985

CENTRAL OHIO
Muirwood Village at Mt. Sterling	-	125,926	-	-	125,926	-	125,926	-	125,926	-	December, 1996
Wyndemere	-	200,140	-	-	200,140	-	200,140	-	200,140	-	March, 1997

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA
Kirkman	-	934,480	-	-	934,480	-	934,480	-	934,480	-	July, 1998

GEORGIA
Boggs Road	-	3,954,771	-	-	3,954,771	-	3,954,771	-	3,954,771	-	October, 1998

MICHIGAN
Aspen Lakes Apts.	-	402,100	-	-	402,100	-	402,100	-	402,100	-	September, 1996
The Landings at the Preserve	-	266,020	-	-	266,020	-	266,020	-	266,020	-	September, 1995

PENNSYLVANIA
Cranberry Land	-	2,485,414	-	-	2,485,414	-	2,485,414	-	2,485,414	-
	$569,936,189	$101,183,241	$758,105,324	56,747,822	102,500,947	813,535,440	916,036,387	151,898,032	764,138,355

Management Service Companies				4,679,369	754,643	3,919,908	4,674,551	826,121	3,848,430	10-30	November, 1993
Land, Building & Improvements				$61,427,191	$103,255,590	$817,455,348	920,710,938	152,724,153	767,986,785
FURNITURE, FIXTURE & EQUIPMENT							34,122,464	18,820,560	15,301,904
Construction in progress							12,258,580	-	12,258,580
							$967,091,982	$171,544,713	$795,547,269

(1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

S-6 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES
INVESTMENTS IN WHICH
AERC HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
College Towers	$ -	$340,000	$3,351,247	$606,320	$340,000	$3,957,567	$4,297,567	$ 3,576,634	$ 720,933	7-30	January, 1969
Highland House	-	54,053	209,903	4,877	54,053	214,780	268,833	213,430	55,403	5-30	June, 1964
Lakeshore Village	4,095,680	482,217	3,861,676	150,561	482,217	4,012,237	4,494,454	2,287,730	2,206,724	3-30	October, 1982
	4,095,680	876,270	7,422,826	761,758	876,270	8,184,584	9,060,854	6,077,794	2,983,060

INVESTMENTS IN WHICH
AERC HAS A 33% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Americana	11,823,211	504,207	7,127,922	1,848,454	504,207	8,976,376	9,480,583	7,711,951	1,768,632	5-30	June, 1968
Euclid House	1,577,572	105,000	1,218,156	146,189	105,000	1,364,345	1,469,345	1,312,362	156,983	7-30	August, 1969
Gates Mills Towers	18,445,641	-	10,358,694	10,134,387	1,351,214	19,141,867	20,493,081	13,371,952	7,121,129	10-30	December, 1969
Watergate	13,769,389	499,849	13,538,629	1,914,449	499,849	15,453,078	15,952,927	14,229,243	1,723,684	5-30	July, 1971
	45,616,131	1,109,056	32,243,401	14,043,479	2,460,270	44,935,666	47,395,936	36,625,508	10,770,428

Land, Building and Improvements	$49,711,811	$1,985,326	$39,666,227	$14,805,237	$3,336,540	$53,120,250	56,456,790	42,703,302	13,753,488
Furniture, Fixtures and Equipment							3,719,180	3,343,881	375,299
Construction in Progress							934,071	-	934,071
							$61,110,041	$46,047,183	$15,062,858

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 1999

The Aggregate Cost for Federal Income Tax purposes was approximately $893 million and $886 million at December 31, 1999 and 1998, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

	1999	1998

Balance, beginning of period	$ 955,671,325	$ 646,498,966
Disposal of fixed assets	(38,386,793)	(11,150,879)
New acquisition properties	2,485,413	246,384,308
Improvements	47,322,037	73,938,930
Balance, end of period	$ 967,091,982	$ 955,671,325

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

	1999	1998

Balance, beginning of period	$ 153,941,702	$ 130,668,538
Disposal of fixed assets	(18,183,943)	(570,806)
Depreciation for period	35,786,954	23,843,970
Balance, end of period	$ 171,544,713	$ 153,941,702