Form 10-Q
period 2000-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2000-05-10
CIK 911635

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
Yes [ x ] No [ ]

Number of shares outstanding as of May 9, 2000: 19,608,673 shares

ASSOCIATED ESTATES REALTY CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page

ITEM 1	Condensed Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2000 and December 31, 1999	3

	Consolidated Statements of Income for the three
	month periods ended March 31, 2000 and 1999	4

	Consolidated Statements of Cash Flows for the three
	month periods ended March 31, 2000 and 1999	5

	Notes to Financial Statements	6

ITEM 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	20

PART II - OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K	35

SIGNATURES		39

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999
	(Unaudited)
ASSETS
Real estate assets
Land	$ 91,624,005	$ 91,015,251
Buildings and improvements	799,388,071	791,312,600
Furniture and fixtures	32,062,018	32,783,385
	923,074,094	915,111,236
Less: accumulated depreciation	(166,798,153)	(160,216,690)
	756,275,941	754,894,546
Construction in progress	17,484,956	22,177,579
Real estate, net	773,760,897	777,072,125
Properties held for sale, net of accumulated depreciation	18,535,462	18,475,144
Cash and cash equivalents	15,112,642	36,384,837
Restricted cash	13,651,861	14,149,514
Accounts and notes receivable
Rents	693,733	883,881
Affiliates and joint ventures	9,857,749	9,537,737
Other	3,031,554	5,850,696
Intangible and other assets, net	19,260,274	20,455,766
	$853,904,172	$882,809,700
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$568,670,949	$569,936,189
Unsecured debt	9,251,429	9,249,715
Total indebtedness	577,922,378	579,185,904
Accounts payable and accrued expenses	20,631,474	22,192,289
Dividends payable	7,353,252	-
Resident security deposits	5,473,521	5,454,435
Funds held on behalf of managed properties
Affiliates and joint ventures	6,772,611	8,041,958
Other	2,303,680	3,086,379
Accrued interest	3,230,506	3,108,460
Accumulated losses and distributions of joint ventures
in excess of investment and advances	11,944,405	11,513,261
Total liabilities	635,631,827	632,582,686

Operating partnership minority interest	12,044,983	12,044,983

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250,000	56,250,000
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,743,853 and 22,716,720 issued and
19,608,673 and 21,172,340 outstanding at March 31, 2000
and December 31, 1999, respectively	2,274,385	2,271,671
Paid-in capital	278,065,884	278,056,478
Accumulated dividends in excess of net income	(100,657,337)	(82,442,424)
Accumulated other comprehensive income	(5,250)	(5,250)
Less: Treasury shares, at cost, 3,135,180 and 1,544,380 shares
at March 31, 2000 and December 31, 1999, respectively	(29,700,320)	(15,948,444)
Total shareholders' equity	206,227,362	238,182,031
	$853,904,172	$882,809,700

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended
	March 31,
	2000	1999
Revenues
Rental	$35,360,485	$35,340,655
Property management fees	1,221,112	1,295,738
Asset management fees	583,579	585,835
Painting services	277,925	287,043
Other	836,402	506,780
	38,279,503	38,016,051
Expenses
Property operating and maintenance	15,662,051	15,382,150
Depreciation and amortization	8,685,926	8,276,048
Painting services	385,214	307,401
General and administrative	4,076,620	3,870,946
Interest expense	10,965,491	8,250,732
Total expenses	39,775,302	36,087,277
(Loss) income before equity in net loss of joint ventures, minority
interest, and cumulative effect of a change in accounting principle	(1,495,799)	1,928,774
Equity in net loss of joint ventures	(32,857)	(26,737)
Minority interest in operating partnership	(88,607)	(32,159)
(Loss) income before cumulative
effect of a change in accounting principle	(1,617,263)	1,869,878
Cumulative effect of a change in accounting principle	-	4,319,162
Net (loss) income	$(1,617,263)	$ 6,189,040

Net (loss) income applicable to common shares	$(2,988,371)	$ 4,817,935

Earnings per common share - basic:
(Loss) income before cumulative
effect of a change in accounting principle	$ (.15)	$ .02
Cumulative effect of a change in accounting principle	$ -	$ .19
Net (loss) income	$ (.15)	$ .21

Earnings per common share - diluted:
(Loss) income before cumulative
effect of a change in accounting principle	$ (.15)	$ .02
Cumulative effect of a change in accounting principle	$ -	$ .19
Net (loss) income	$ (.15)	$ .21

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Effect of new capitalization policy	$ -	$(4,319,162)
Net (loss) income	$ -	$ 1,869,878
Net (loss) income applicable to common shares	$ -	$ 498,773
Earnings per common share - basic:
Effect of new capitalization policy	$ -	$ (.19)
Net (loss) income applicable to common shares	$ -	$ .02
Earnings per common share - diluted:
Effect of new capitalization policy	$ -	$ (.19)
Net (loss) income applicable to common shares	$ -	$ .02

Dividends declared per common share	$ .375	$ .375

Weighted average number of
common shares outstanding - basic	20,279,411	22,676,609
- diluted	20,279,411	22,676,609

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31,

(UNAUDITED)

	2000	1999
Cash flow from operating activities:
Net (loss) income	$(1,617,263)	$ 6,189,040
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	8,685,926	8,276,048
Cumulative effect of a change in accounting principle	-	(4,319,162)
Minority interest in operating partnership	88,607	32,159
Equity in net loss of joint ventures	32,857	26,737
Earnings distributed from joint ventures	-	383,389
Net change in assets and liabilities:
- Accounts and notes receivable	3,009,290	(473,336)
- Accounts and notes receivable of affiliates and joint
ventures	(320,012)	5,282,843
- Accounts payable and accrued expenses	(1,635,582)	(437,093)
- Other operating assets and liabilities	647,168	46,670
- Restricted cash	497,653	(595,177)
- Funds held for non-owned managed properties	(1,269,347)	(344,114)
- Funds held for non-owned managed properties
of affiliates and joint ventures	(782,699)	(1,184,406)
Total adjustments	8,953,861	6,694,558
Net cash flow provided by operations	7,336,598	12,883,598

Cash flow from investing activities:
Real estate and fixed asset additions acquired
or developed (net of liabilities assumed)	(4,745,564)	(10,145,571)
Distributions to (contributions from) joint ventures	398,286	(125,905)
Net cash flow used for investing activities	(4,347,278)	(10,271,476)
Cash flow from financing activities:
Principal payments on secured debt	(1,265,240)	(312,636)
Proceeds from secured debt, net of required
escrow deposits of $775,800 at March 31, 1999	-	29,724,200
Line of credit borrowings	-	257,000,000
Line of credit repayments	-	(257,446,565)
Deferred financing costs	-	(531,475)
Common share dividends paid and operating partnership distributions	(7,873,291)	(10,507,586)
Preferred share dividends paid	(1,371,108)	(1,371,105)
Purchase of treasury shares	(13,751,876)	-
Net cash flow (used for) provided by financing activities	(24,261,515)	16,554,833
(Decrease) increase in cash and cash equivalents	(21,272,195)	19,166,955
Cash and cash equivalents, beginning of period	36,384,837	1,034,655
Cash and cash equivalents, end of period	$15,112,642	$20,201,610

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 7,353,252	$ 8,472,272
Cash paid for interest (including capitalized interest)	$11,138,049	$ 9,921,362

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, operation and ownership activities. The Company receives certain property and asset management fees; acquisition, disposition and incentive fees; loan origination and consultation fees; and mortgage servicing fees on behalf of several institutional clients advised by MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company. MIG is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions, dispositions and incentive fees, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset and property management, investment advisor and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations". Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to as "Service Companies".

The Company's portfolio at March 31, 2000 consists of a total of 139 properties of which 85 (70 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 66-2/3% owned; four Market Rate properties 33-1/3% owned; two Market Rate properties 50% owned and one Affordable Housing property 50% owned) and 46 non-owned properties (of which three are commercial properties) managed by the Company or one of its Service Companies which provide property and asset management, investment advisory, painting and computer services to both owned and non-owned properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the Operating Partnership structured as a Down REIT. In connection with the project specific, nonrecourse mortgage refinancing as described in Note 5, separate legal entities, which are qualified REIT subsidiaries of the Company, were formed which are included in the Company's consolidated financial statements. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The Company holds preferred share interests in the Service Companies which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interests are not an impermissible investment for purposes of the Company's REIT qualification test.

The Company entered into an operating partnership structured as a DownREIT of which 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating Partnership Minority Interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units were exchanged into Class A OP units during the second quarter of 1999. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The Class A unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $88,607 and $32,159 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income, for the three months ended March 31, 2000 and 1999, respectively. The Class D and Class E unitholders were not entitled to receive an allocation of net income and did not receive any cash distributions from the operating partnership for the three months ended March 31, 2000 and 1999.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. The results of operations for the three month period ended March 31, 1999 include the cumulative effect of a change in accounting principle related to the Company changing its capitalization policy on certain replacements and improvements (See Note 11). These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1999.

Change in Estimates

During the first quarter of 1999, the Company refined certain cutoff procedures and its estimation process for the accumulation of property operating expense accrual adjustments. This refinement was facilitated, in part, by the migration to the decentralization of certain functions to the properties and also by the upgrading of the Company's information systems. This refinement had the effect of reducing net income by approximately $632,000 or $.03 per share (basic and diluted) for the three month period ended March 31, 1999.

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

Derivative Financial Instruments

Derivative financial instruments are used in the Company's management of interest rate exposure. Amounts to be paid or received under these derivative financial instruments are accrued as interest rates change and are recognized over the life of the agreements as an adjustment to interest expense. The related amounts due to or from the counterparties are included in accrued expenses. Since these derivative financial instruments are accounted for as hedges, the fair value is not recognized in the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for fiscal years beginning after June 15, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $17,484,956 and $22,177,579 at March 31, 2000 and December 31, 1999, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $303,670 and $978,486 during the three month periods ended March 31, 2000 and 1999, respectively. For the three month period ended March 31, 2000, the construction and leasing of 88 units at three properties were completed. The following schedule details construction in progress at March 31, 2000:

			Placed in
(dollars in thousands)	Number	Costs	Service	March 31, 2000		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	3/31/00	Cost	Cost	Completion

ATLANTA, GEORGIA
Idlewylde/Boggs Road	535	$ 4,482	$ -	$ 3,955	$ 527	2002

ORLANDO, FLORIDA
Windsor at Kirkman Apts.	460	48,845	46,389	252	2,204	2000

AVON, OHIO
Village at Avon Phase I	164					2000
Phase II	148					2001
	312	19,557	14,564	1,100	3,893
CRANBERRY TWP., PENNSYLVANIA
Berkley Manor	250	2,914	-	2,485	429	2001

Other	-	2,640	-	1,505	1,135
	1,557	$78,438	$60,953(1)	$ 9,297	$ 8,188

(1) Including land of $4,015.

3. PROPERTY HELD FOR SALE

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. The Company expects that for financial reporting purposes, these properties will be sold and accordingly, are presented as "Properties held for sale" in the Consolidated Balance Sheets.

4. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 1999:

		Class A			Accumulated	Accumulated
		Cumulative	Common		Dividends in	Other	Treasury
		Preferred	Shares	Paid- In	Excess of	Comprehensive	Shares
	Total	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)

Balance, Dec. 31, 1999	$238,182,031	$56,250,000	$2,271,671	$278,056,478	$ (82,442,424)	$ (5,250)	$(15,948,444)
Net loss	(1,617,263)	-	-	-	(1,617,263)	-	-
Issuance of 6,333 common shares	1,812	-	634	1,178	-	-	-
Issuance of 22,600
restricted common shares	194,925	-	2,260	192,665	-	-	-
Retired 1,800 restricted shares	(22,500)	-	(180)	(22,320)	-	-	-
Deferred compensation	(162,117)	-	-	(162,117)	-	-	-
Purchase of 1,590,800 treasury shares	(13,751,876)	-	-	-	-	-	(13,751,876)
Common share dividends declared	(15,226,542)	-	-	-	(15,226,542)	-	-
Preferred share dividends declared	(1,371,108)	-	-	-	(1,371,108)	-	-
Balance, March 31, 2000	$206,227,362	$56,250,000	$2,274,385	$278,065,884	$(100,657,337)	$ (5,250)	$(29,700,320)

5. SECURED DEBT

Conventional Mortgage Debt

Conventional mortgages payable are comprised of 57 loans at March 31, 2000 and December 31, 1999, each of which is collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at fixed rates ranging from 7.375% to 9.625%. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The balance of the conventional mortgages was $538.1 million and $539.2 million at March 31, 2000 and December 31, 1999, respectively.

Federally Insured Mortgage Debt

Federally insured mortgage debt, which encumbered six of the properties at March 31, 2000 and December 31, 1999 (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $25.1 million and $25.3 million at March 31, 2000 and December 31, 1999, respectively. Five of the six federally insured mortgages have a fixed rate and the remaining mortgage ($1.8 million) has a variable rate.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

Interest Rate Swaps

The Company is exposed to market risks arising from changes in interest rates. The Company is also exposed to credit-related losses in the event of non-performance by the counterparty to its interest rate swaps. The Company monitors the creditworthiness of the counterparty and presently does not expect default by the counterparty. The Company does not obtain collateral in connection with its interest rate swaps. The credit exposure that results from interest rate contracts is the fair value of contracts with a positive fair value as of the reporting date. The fair value of its interest rate swap agreements was $83,000 at March 31, 2000. The Company's portfolio of interest rate swap instruments as of March 31, 2000, consisted of $65.4 million notional amounts of fixed to variable rate interest rate swaps with a weighted-average fixed rate receipt of 7.08%. The basis of the variable rates paid is LIBOR.

The following represents summary information regarding derivatives used for interest rate risk management at March 31, 2000:

Type of	Notional		Floating	Maturity	Value
Hedge	Amount		Index	Date	03/31/2000
Swap (A)	$10,634,427	(B)	1 month LIBOR	05/01/07	$ 15,000
Swap (A)	54,781,511	(B)	1 month LIBOR	10/10/07	68,000
					$ 83,000

(A) - The Company swapped fixed rate to floating rate.

(B) - The Notional amounts amortize monthly in accordance with the amortization schedule of the fixed rate loans.

Lines of Credit

On November 18, 1999, the Company entered into a $12 million secured line of credit facility (the "Secured Line of Credit"). The facility is for a term of one year. The Company's borrowings under the Secured Line of Credit bear interest at a rate of, at the Borrower's option, either the Prime Rate or LIBOR plus 200 basis points. This Secured Line of Credit will be utilized by the Company to provide working capital and for general corporate purposes. At March 31, 2000, there were no amounts outstanding under this facility.

6. UNSECURED DEBT

Senior Notes

The Senior Note was issued during 1995 in the principal amount of $75 million, accrues interest at 8.38%, and matures April 15, 2000. The balance of the $75 million Senior Note, net of unamortized discounts, was $8.5 million at March 31, 2000 and December 31, 1999. The Company repaid the Senior Note on April 15, 2000.

Medium-Term Notes Program

The Company had two Medium-Term Notes (the "MTN's") outstanding with a combined balance of $709,000 at March 31, 2000 and December 31, 1999. One MTN with a principal balance of $604,000 accrues interest at 7.33% and matures September 18, 2001. The second MTN with a principal balance of $105,000 accrues interest at 6.88% and matures December 9, 2004.

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

Summarized affiliate and joint venture transaction activity is as follows:

	Three months ended
	March 31,
	2000	1999

Property management fee and other
miscellaneous service revenues - affiliates	$ 514,603	$ 495,132
- joint ventures	227,993	223,366
Painting service revenues - affiliates	38,580	75,862
- joint ventures	61,962	27,742
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	1,210,822	1,018,981
- joint ventures	726,525	716,068
Interest income - affiliates	64,264	129,188
Interest expense - affiliates	(46,517)	(49,398)
- joint ventures	(5,667)	(5,744)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5,507,168 and $5,298,524 at March 31, 2000 and December 31, 1999, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $10,386 and $425,080 at March 31, 2000 and December 31, 1999, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $3,162,171 and $1,188,410 at March 31, 2000, respectively, and $2,981,107 and $1,258,106 at December 31, 1999, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was approximately 5.5% and 8.3% during the periods ending March 31, 2000 and 1999. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $6,009,707 and $752,518 at March 31, 2000, respectively, and $6,342,716 and $1,274,162 at December 31, 1999, respectively.

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

Notes Receivable

At March 31, 2000 and December 31, 1999, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the three months ended March 31, 2000 and 1999, the interest rate charged on this note was approximately 7.3% and 6.5%, respectively, with principal due May 1, 2002. The Company recognized interest income of $61,482 and $54,320 for the three month periods ending March 31, 2000 and 1999, respectively, relating to these notes.

8. COMMON, TREASURY AND PREFERRED SHARES

Common Shares

In 1999, the Company issued 74,994 common shares for the benefit of the former MIGRA shareholders. This issuance was made pursuant to the contingent consideration provisions of the MIGRA merger agreement. Such shares were recorded at their, then, fair value of $872,935 and increased the recorded amount of the intangible asset associated with the purchase of MIGRA.

Treasury Shares

On February 25, 2000, the Company's Board of Directors authorized the repurchase of up to an additional two million (aggregating a total of five million shares) of the Company's common shares to be repurchased by the Company at market prices. At March 31, 2000 and December 31, 1999, 3,135,180 and 1,544,380 shares were repurchased at an aggregate cost of approximately $29.7 million and $15.9 million, respectively. The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. At March 31, 2000, the Company has 1,864,820 common shares available to be repurchased under this plan. The timing of stock purchases are made at the discretion of management.

Preferred Shares

At March 31, 2000, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company. Currently, the Company has no plans to redeem the preferred shares.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at March 31, 2000 or December 31, 1999.

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

The distribution was made on January 29, 1999 to shareholders of record on that date. The initial distribution of Rights was not taxable to shareholders.

9. EARNINGS PER SHARE

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

	For the three months
	ended March 31,
	2000	1999
Earnings Per Common Share - Basic:

(Loss) income before cumulative effect
of a change in accounting principle	$(1,617,263)	$ 1,869,878
Less: Preferred share dividends	1,371,108	1,371,105
(Loss) income before cumulative effect of a
change in accounting principle applicable to common shares	(2,988,371)	498,773
Add: Cumulative effect of a change in accounting principle	-	4,319,162
(Loss) income applicable to common shares	$(2,988,371)	$ 4,817,935

Earnings Per Share - Diluted:
(Loss) income before cumulative effect
of a change in accounting principle	$(1,617,263)	$ 1,869,878
Less: Preferred share dividends	1,371,108	1,371,105
Amortization expense relating to contingent merger consideration	-	30,763
(Loss) income before cumulative effect of
a change in accounting principle applicable to common shares	(2,988,371)	468,010
Add: Cumulative effect of a change in accounting principle	-	4,319,162
(Loss) income applicable to common shares	$(2,988,371)	$ 4,787,172

Number of Shares:
Basic-average shares outstanding	20,279,411	22,676,609
Diluted-average shares outstanding	20,279,411	22,676,609

Earnings Per Common Share - Basic:
(Loss) income before cumulative effect of a
change in accounting principle	$ ( .15)	$ .02
Cumulative effect of a change in accounting principle	$ -	$ .19
Net (loss) income	$ (.15)	$ .21

Earnings Per Common Share - Diluted:
(Loss) income before cumulative effect of a
change in accounting principle	$ (.15)	$ .02
Cumulative effect of a change in accounting principle	$ -	$ .19
Net (loss) income	$ (.15)	$ .21

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Effect of new capitalization policy	$ -	$(4,319,162)
Net (loss) income	$ -	$ 1,869,878
Net (loss) income applicable to common shares	$ -	$ 498,773
Per share amount - Effect of new capitalization policy:
Basic	$ -	$ (.19)
Diluted	$ -	$ (.19)
Per share amount - Net income applicable to
common shares:
Basic	$ -	$ .02
Diluted	$ -	$ .02

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods subsequent to their issuance as the effect of assuming conversion for those periods was antidilutive. At March 31, 2000 and 1999, the Company plans to settle these OP units in cash.

Options to purchase 1,655,109 and 1,515,009 common shares were outstanding at March 31, 2000 and 1999, respectively, which has been reflected above using the treasury stock method. Approximately 27,000 common share options were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss incurred for the three months ended March 31, 2000.

10. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Market Rate multifamily properties, (2) Affordable Housing multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Market Rate multifamily properties are Same Store conventional multifamily residential apartments (the operations are not subject to regulation by HUD) and properties acquired or disposed of within one year. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company. All of the Company's segments are located in the United States. During the second quarter of 1999, management revised its reported segments to add a new segment representing Unallocated Corporate Overhead in order to better capture costs not specifically allocated to an individual segment and to isolate these costs from the third party Management and Service Operations. For purposes of comparison, the 1999 presentation has been restated to reflect this revision to the Company's reportable segments.

The accounting policies of the segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on EBITDA. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Information on the Company's segments for the three months ended March 31, 2000 and 1999 is as follows:

For the three months ended March 31, 2000
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 33,297,865	$ 2,442,620	$ 5,971,479	$ -	$ 41,711,964
Elimination of intersegment revenues	(48,030)	-	(3,384,431)	-	(3,432,461)
Consolidated revenues	$ 33,249,835	$ 2,442,620	$ 2,587,048	$ -	$ 38,279,503

Equity in net income of joint ventures	$ (40,314)	$ 7,457	$ -	$ -	$ (32,857)

*EBITDA-including the proportionate
share of joint ventures	$ 19,059,329	$ 1,489,815	$ 332,337	$(2,566,550)	$ 18,314,931

Total assets	$793,168,473	$12,383,102	$43,982,903	$ 4,369,694	$853,904,172
Capital expenditures, gross	$ 4,382,859	$ 126,339	$ 236,366	$ -	$ 4,745,564

For the three months ended March 31, 1999
			Management	Unallocated
		Government-	and Service	Corporate	Total
	Market Rate	Assisted	Operations	Overhead	Consolidated

Total segment revenues	$ 33,046,169	$ 2,447,210	$ 6,200,004	$ -	$ 41,693,383
Elimination of intersegment revenues	(47,780)	-	(3,629,552)	-	(3,677,332)
Consolidated revenues	$ 32,998,389	$ 2,447,210	$ 2,570,452	$ -	$ 38,016,051

Equity in net (loss) income of joint ventures	$ (27,929)	$ 3,664	$ -	$ (2,472)	$ (26,737)

*EBITDA-including the proportionate
share of joint ventures	$ 19,267,939	$ 1,510,944	$ 895,321	$(2,556,795)	$ 19,117,409

Total assets	$ 787,195,468	$16,644,926	$46,003,700	$ 9,776,532	$859,620,626
Capital expenditures, gross	$ 9,579,488	$ 331,296	$ 234,787	$ -	$ 10,145,571

*Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

A reconciliation of total segment EBITDA to total consolidated net (loss) income for the three months ended March 31, 2000 and 1999 is as follows:

	For the three months ended March 31
	2000	1999

Total EBITDA for reportable segments	$18,314,931	$19,117,409
EBITDA-proportionate share of joint ventures	(517,688)	(635,929)
Depreciation and amortization	(8,685,926)	(8,276,048)
Interest expense	(10,965,491)	(8,250,732)
Interest income	483,403	185,989
Income taxes	(246,492)	(270,811)
Cumulative effect of a change in accounting principle	-	4,319,162
Consolidated net (loss) income	$ (1,617,263)	$ 6,189,040

11. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the three months ended March 31, 1999 by $4,319,162 or $.19 per share (basic and diluted).

12. PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited supplemental pro forma operating data for 1999 is presented to reflect, as of January 1, 1999, the effects of the sale of the eight operating properties in 1999. There were no pro forma adjustments for 2000.

For the three
months ended
March 31, 1999
(In thousands, except per share amounts)

Revenues	$35,958
*Net income	1,065
*Net loss applicable to common shares (Basic and Diluted)	(306)
Earnings per common share (Basic and Diluted)	$ (.02)
Weighted average number of common shares outstanding: (Basic and Diluted)	22,677

*Before cumulative effect of a change in accounting principle

The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

13. SUBSEQUENT EVENTS

Dividends Declared and Paid

On March 30, 2000, the Company declared a dividend of $0.375 per common share for the quarter ending March 31, 2000, which was paid on May 1, 2000 to shareholders of record on April 14, 2000.

Senior Note

In accordance with the terms of the note, on April 15, 2000, the Company paid $8,900,738 which represented the outstanding balance on the Senior Note and all interest accrued thereon.

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

AERC is a fully integrated real estate investment company which specializes in multifamily property management, advisory, development, acquisition, operating and ownership activities. The Company receives certain property and asset management fees; acquisition, disposition and incentive fees; loan origination and consultation fees; and mortgage servicing fees on behalf of several institutional clients advised by MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company. MIG is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions, dispositions and incentive fees, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset and property management, investment advisor and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations". Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to as "Service Companies".

The Company currently owns properties and/or operates properties in 13 states across the United States. The Company's portfolio currently consists of a total of 139 properties of which 85 (70 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 66-2/3% owned; four Market Rate properties 33-1/3% owned; two Market Rate properties 50% owned and one Affordable Housing property 50% owned) and 46 non-owned properties (of which three are commercial properties) managed by the Company or one of its Service Companies. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries, all qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with the project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies and an Operating Partnership structured as a DownREIT of which 20% is owned by limited partners.

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

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured or unsecured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 2000 and 2001, approximately $13.7 million and $19.1 million, respectively, of the Company's debt will become due. The Company believes it has adequate alternatives available to provide for its liquidity needs including draws on the Company's $12 million line of credit facility and property sales proceeds.

Financing:

At March 31, 2000, the Company had 57 conventional mortgage payables aggregating $538.1 million, each collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at a fixed rates ranging from 7.375% to 9.625%. Fifty-five of these loans are owned by qualified REIT subsidiaries which are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. These loans require payments of principal, interest and escrow deposits for real estate taxes and replacement of project assets. At March 31, 2000, the weighted average maturity of the conventional mortgage payables was 9.76 years and the weighted average interest rate was 7.76%.

At March 31, 2000, federally insured mortgage payables which encumbered six properties (including one property which is funded through Industrial Development Bonds) is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. At March 31, 2000, the weighted average maturity of the federally insured mortgage payables was 18.7 years and the weighted average interest rate was 8.27%.

At March 31, 2000, the Company had one Senior Note outstanding. The balance, net of discount, was $8,542,400 at March 31, 2000. This note matured April 15, 2000 and was repaid in full using funds that were available from the secured borrowings and property sale proceeds that occurred during 1999.

The Company has two Medium-Term Notes aggregating $709,000 at March 31, 2000. One note with a principal balance of $604,000 accrues interest at a rate of 7.33% and matures September 18, 2001. The second with a balance of $105,000 accrues interest at a rate of 6.88% and matures December 9, 2004.

Interest Rate Swap: On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amounts of the swaps were approximately $10,635,000 (which commenced March 1, 2000) and $54,782,000 (which commenced March 10, 2000). The fixed rate on the hedged loans is 7.08% and the floating rate on the hedged loans was 5.91% on the $10,635,000 swap and 5.97% on the $54,782,000 swap at March 31, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of certain fixed rate loans. For the quarter ended March 31, 2000, the Company recorded a credit to interest expense of approximately $48,500.

Twenty-three (10 Market Rate properties which refer to the Same Store Core and Acquired/Disposed Property portfolios and 13 Affordable Housing properties) of the Company's 86 (71 Market Rate properties and 15 Affordable Housing properties) wholly owned properties were unencumbered at March 31, 2000 with annual EBITDA of approximately $2.5 million (approximately $1.2 million represents the Market Rate properties and approximately $1.3 million represents the Affordable Housing properties) and a historical gross cost basis of approximately $86.8 million (approximately $51.1 million represents the Market Rate properties and approximately $35.7 million represents the Affordable Housing properties). The remaining 63 of the Company's wholly owned properties (all of which are Market Rate properties except one which is an Affordable Housing property), have a historical gross cost basis of $791.3 million ($788.7 million represents the Market Rate properties and $2.6 million represents the Affordable Housing property) and secured property specific debt of $568.7 million (approximately $566.9 million relates to the Market Rate properties and approximately $1.8 million relates to the Affordable Housing property) at March 31, 2000. Unsecured debt, which totaled $9.2 million at March 31, 2000 consisted of $0.7 million in Medium-Term Notes and $8.5 million of Senior Notes. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $17.2 million at March 31, 2000. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.72% at March 31, 2000.

Registration statements: The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants.

Operating Partnership: In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units were exchanged into A OP units during the second quarter of 1999. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The Class A OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $88,607 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income for the three months ended March 31, 2000. The Class D and Class E unitholders were not entitled to receive an allocation of cash flow and did not receive any cash distributions from the Operating Partnership at March 31, 2000. The Class D and Class E OP units are expected to be converted into Class A OP units during the second quarter of 2000 at which time they will be entitled to receive dividend distributions equal to the per share distributions on the Company's common shares.

Merger Contingent Consideration Paid and Payable: Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitle the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (74,994 common shares were issued at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $2,982,917 worth of common shares of the Company of which $872,935 is based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration is to be paid and $2,109,982 is based on a closing price of $23.63 per the merger agreement. The obligation of the Company to issue common shares on the second issuance date was contingent upon the issuance of a certificate of occupancy for the Windsor Pines property and the MIGRA stockholders' submission to the Company of multifamily property acquisition opportunities with an aggregate gross asset value of at least $50 million and an average yield of at least 85% of the pro forma yield of the properties being acquired by the Company in connection with the acquisitions (the "Minimum Yield"). The obligation of the Company to issue common shares on the third issuance date is contingent upon the issuance of a certificate of occupancy for the Windsor at Kirkman property and the MIGRA stockholders' submission to the Company of an additional $50 million of multifamily property acquisition opportunities with the Minimum Yield. The Company believes that the conditions for the payment of additional contingent consideration of the third anniversary of the merger pursuant to the MIGRA merger agreement will be satisfied during the second quarter. Approximately $3.0 million has not been recorded as of March 31, 2000 since the consideration has not yet been satisfied. It is expected that this amount will increase the Company's recorded intangible asset. This third anniversary payment represents the final payment pursuant to the merger agreement.

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The Company paid a net of approximately $1.25 million with respect to the purchase price adjustment.

Acquisitions, dispositions and development:

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, or secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

Acquisitions/Potential Acquisitions: The Company has not yet acquired any parcels of land or multifamily properties during 2000. The Company is actively pursuing a co-investment opportunity with one of MIG's advisory clients of a 308 unit multifamily property located in Atlanta, Georgia that is currently in development and is expected to be completed during the second quarter of 2000. This property is located adjacent to a parcel of land owned by the Company on which a 535 unit multifamily property is expected to be developed.

Potential Advisory Acquisitions: MIG is currently pursuing two opportunities to acquire multifamily properties containing an aggregate of 652 units for an advisory client. MIG will receive asset management fees and is expected to be retained as property manager upon acquisition.

Potential Dispositions: The Company is actively marketing 25 properties which are comprised of five of its joint venture properties, two of its Affordable Housing and congregate care multifamily properties and 18 Market Rate properties (14 located in Ohio and four located in Michigan) which include the eight properties discussed below.

In the short term, the sale of properties will likely result in a reduction in net income and portfolio size for the REIT; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the REIT will continue to alter its capital structure, either through retirement of debt or stock purchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

On February 22, 2000, the Company had entered into a contract to sell three owned Northeast Ohio Market Rate properties included in the 18 properties previously described. Subsequent to March 31, 2000, the contract was terminated; however, the Company is continuing to pursue sales opportunities.

Dispositions: The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. These eight properties are classified as "Properties held for sale" in the Consolidated Balance Sheets and are included in the 18 Market Rate properties previously described as potential dispositions. These eight properties contributed approximately $509,800 to net income for the three months ended March 31, 2000.

Development: For the three month period ended March 31, 2000, the Company completed the construction and leasing of 88 units at three of the Company's development properties.

The Company is in the process of constructing or planning the construction of an additional 1,557 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Berkley Manor	Cranberry Twp., Pennsylvania	250	2001

Idlewylde/Boggs Road	Atlanta, Georgia	535	2002

Windsor at Kirkman Apartments	Orlando, Florida	460	2000

Village at Avon-Phase I	Avon, Ohio	164	2000
-Phase II		148	2001
		312
		1,557

Management Contract Cancellation:

During 2000, management contracts were terminated on the following managed but non-owned properties:

Effective		Management	Approximate	Approximate	Approximate
Date of	Management	Contract	Management Fees	Loss of Management	Annualized Loss of
Termination	Company	Canceled	Earned During 2000	Fees During 2000	Management Fees

Market Rate Properties:
2/24/00	AEMC	Brookview Commons	$ 1,300	$ 11,500	$ 12,800
2/24/00	AEMC	Devonshire	$ 1,000	$ 3,000	$ 4,000

Commercial Properties:
2/21/00	AEMC	Mound Building	$ 1,000	$ 11,000	$ 12,000

Additionally, the Company anticipates that the following management contracts on managed but non-owned properties may be canceled during 2000 primarily because of pending or proposed sales:

Effective		Management	Approximate
Date of	Management	Contract	Management Fees
Termination	Company	Canceled	Earned During 2000

Affordable Housing Properties:
4/00	AEMC	Euclid Beach Club Residence	$ 23,900*

Commercial Properties:
6/00	AEMC	Garfield Mall	$ 13,000

Market Rate Properties:
Undetermined	AERC	Americana (1/3 Joint Venture)	$ 40,200*
Undetermined	AERC	Gates Mills Towers (1/3 Joint Venture)	$ 57,900*
Undetermined	AERC	Watergate (1/3 Joint Venture)	$ 65,800*
Undetermined	AERC	Euclid House (1/3 Joint Venture)	$ 6,500*
Undetermined	AERC	College Towers (1/2 Joint Venture)	$ 24,600*
Undetermined	AERC	Richmond Park Apartments	$ 43,100*

*Net fees

Dividends:

On March 30, 2000, the Company declared a dividend of $0.375 per common share for the quarter ended March 31, 2000, which was paid on May 1, 2000 to shareholders of record on April 14, 2000. On February 24, 2000, the Company declared a quarterly dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on March 15, 2000 to shareholders of record on March 1, 2000.

Cash flow sources and applications:

Net cash provided by operating activities decreased $4,771,200 from $12,883,600 to $7,336,600 for the three months ended March 31, 2000 when compared with the three months ended March 31, 1999. This decrease was primarily the result of decreases in net income as well as accounts payable and accrued expenses, funds held for non-owned managed properties and increases in accounts and notes receivable, other operating assets and liabilities and restricted cash.

Net cash flows used for investing activities of $4,347,300 for the three months ended March 31, 2000 were primarily used for the development of multifamily real estate and other capital expenditures.

Net cash flows used for financing activities of $24,261,500 for the three months ended March 31, 2000 were primarily used to pay dividends on the Company's common and preferred shares, to purchase treasury shares and to pay principal payments on secured debt.

RESULTS OF OPERATIONS

Comparison of the quarter ended March 31, 2000 to the quarter ended March 31, 1999

In the following discussion of the comparison of the quarter ended March 31, 2000 to the quarter ended March 31, 1999, Market Rate properties refers to the Same Store Market Rate ("Same Store") and Acquired/Disposed property portfolios. Same Store properties represents 27 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 57 properties acquired in separate transactions or developed by the Company during 1994 through 1999 and the acquisition of the remaining 50% interest in two properties in which the Company was a joint venture partner at the time of the IPO (69 conventional Market Rate properties and 15 Affordable Housing properties). Acquired/Disposed properties refers to the newly constructed and two repositioned properties and the sale of the eight Market Rate operating properties during 1999.

Overall, total revenue increased $263,500 or 0.7% and total expenses increased $3,688,000 or 10.2% for the quarter. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $7,806,300 or 162.0%.

During the quarter ended March 31, 2000, the Market Rate properties generated total revenues of $33,249,800 while incurring property operating and maintenance expenses of $14,653,700. Of these amounts, the Acquired/Disposed and Same Store properties contributed total revenues of $2,495,600 and $30,754,200, respectively, while incurring property operating and maintenance expenses of $1,325,000 and $13,328,700, respectively. The Affordable Housing properties generated total revenues of $2,442,600 while incurring property operating and maintenance expenses of $1,008,400 for the quarter ended March 31, 2000.

Rental Revenues:

Rental revenues increased $19,800 or 0.06% for the quarter. Rental revenues from the Acquired/Disposed properties decreased $710,500 for the quarter primarily as a result of the $2,052,200 of rental revenues contributed in 1999 by the eight properties that were sold during 1999. Occupancy and unit rents at the Same Store properties and Affordable Housing properties resulted in an increase of $801,000 or 2.7% and an increase of $1,200, respectively, in rental revenue from these properties. Additionally, for the quarter ended March 31, 1999, $71,900 of administrative fees were recognized by the Management and Service Operations. Beginning January 1, 2000, these fees are being recorded at the properties due to the decentralization of administrative functions to the properties.

Other Revenues:

Other income increased $243,600 or 9.1% for the quarter. The increase was due primarily to an increase in interest income on short term investments as the Company had more cash available to invest during the quarter ended March 31, 2000.

The Company recognized property and asset management fees of $1,804,700 and $1,881,600 for the quarter ended March 31, 2000 and 1999, respectively. The decrease in property and asset management fee revenues was primarily due to the loss of management contracts and the sale of an advisory client property during 1999.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $279,900 or 1.82% for the quarter. Property operating and maintenance expenses at the Acquired/Disposed properties decreased $452,900 for the quarter due primarily to the operating and maintenance expenses incurred at the eight properties sold in 1999 which totaled $1,066,000, net of an increase in expenses incurred at properties under development of $613,100 for the three months ended March 31, 1999. Property operating and maintenance expenses at the Same Store properties increased $714,800 or 5.7% when compared to the three months ended March 31, 1999, primarily due to increases in personnel, repairs and maintenance and miscellaneous administrative expenses. Property operating and maintenance expenses at the Affordable Housing properties increased $18,000 or 1.8% for the quarter.

Other expenses:

Depreciation and amortization increased $409,900 or 4.95% for the quarter primarily due to the increased depreciation expense recognized on the Acquired/Disposed properties and the amortization expense of the intangible assets associated with the contingent consideration payments related to the merger with MIGRA. The amortization expense related to the intangible assets was reflected as a charge to the Management and Service Operations.

General and administrative expenses increased $205,700 or 5.3% for the quarter. This increase was primarily attributable to an increase in payroll and related expenses net of a decrease in other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services.

Interest expense increased $2,714,800 or 32.9% for the quarter primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 55 properties during the second half of 1999.

Cumulative effect:

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the three months ended March 31, 1999 by $4,319,200 or $.19 per share (basic and diluted).

Net (loss) income applicable to common shares:

Net (loss) income applicable to common shares is equal to net (loss) income less dividends on the preferred shares of $1,371,100.

Equity in net loss of joint ventures:

The combined equity in net loss of joint ventures increased $6,200 or 23.2% for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increased loss was due primarily to a decrease in rental revenue and an increase in the costs of operations.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three months ended March 31, 2000 and 1999.

	For the three months ended
	March 31,
	2000	1999

Beneficial interests in joint venture operations
Rental revenue	$1,674,400	$1,724,000
Cost of operations	1,156,700	1,088,100
	517,700	635,900
Interest income	3,000	3,250
Interest expense	(425,000)	(514,900)
Depreciation	(115,400)	(138,800)
Amortization	(13,200)	(12,150)
Net loss before cumulative effect of a
change in accounting principle	$ (32,900)	$ (26,700)

Strategy

Overall Portfolio Strategy

AERC is a fully integrated self-administered and self-managed equity real estate investment trust specializing in property management, advisory, development, acquisition, operation and ownership activities of multifamily properties.

AERC seeks to maximize shareholder value by growing the magnitude and quality of earnings generated by the Company's assets and activities. Management believes this value is realized in two principal ways: first, through selective acquisition driven by investment research; and secondly, through operations with a focus on quality of service supported by sophisticated technological systems.

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

The Company applies a disciplined approach to achieving portfolio balance through diversification in deep economic markets. The portfolio is actively managed through the ownership of assets which provide the highest risk-adjusted rate of return to the portfolio.

The Company's disciplined business planning for each property and its annual budgeting process, complemented by its capital expenditure program, allow the Company to identify opportunities across the portfolio, thereby maximizing long term wealth creation. A key element of this regimen is the annual hold-sell analysis which challenges the continued investment in any one asset which is not expected to produce specific benchmark yields.

In the short term, the sale of properties could potentially mean a reduction in net income and portfolio size for the REIT; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the REIT will continue to alter its capital structure, either through retirement of debt or stock repurchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns

Implementation of the Company's strategy includes 1) enhancement of the owned portfolio through strategic allocation of capital improvements in existing assets, 2) investment in portfolio enhancing apartment communities through acquisition and development, including strategic alliances with others, 3) expansion of the advisory business through both separate account and co-investment with institutional investors, and 4) stock repurchase, where the current market price is depressed and other higher yielding investment opportunities are less attractive.

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

To achieve the goal of holding a portfolio of economically and geographically diversified institutional quality multifamily assets, the Company plans to reduce exposure in the Midwest while reinvesting in more strategically consistent dynamic markets, which offer greater revenue growth, such as Atlanta, metro Washington D.C., Orlando, South Florida and Tampa. The Company expects very limited, if any, acquisitions on behalf of the Market Rate portfolio in the upcoming year; however, the Company expects to have some co-investment acquisition opportunities.

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

Affordable Housing

The Company's portfolio currently includes 15 owned properties (comprised of 1,505 units) which are subject to regulation by HUD and which have been in the portfolio since prior to the IPO.

Although rent growth in these properties is limited due to regulatory restrictions, these properties have provided a consistent return and offer a somewhat stabilizing influence to the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 27 properties (5,257 units), on behalf of others, making the affordable housing area potentially lucrative across segments.

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

Advisory Business: The advisory business of the Company comprises a major component of the overall growth strategy. A major focus of this business will be the acquisition of properties for separate account clients with discretionary and non-discretionary funds. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of our pension fund clients. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets, while requiring less in capital resources from the Company than direct investment.

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

Strategic Initiatives

The Company 's strategic initiatives for 2000 include:

1. Increase risk-adjusted performance of the portfolio. Performance improvement will be sought through active portfolio management including dispositions of non-strategic assets and the concurrent acquisition of new assets. Heavy emphasis will be placed on rebalancing the portfolio.

Dispositions: The Company is actively marketing 25 properties comprised of five of its joint venture properties, two of its Affordable Housing and congregate care properties and eighteen Market Rate properties. In the short run, the sale of properties will likely result in a reduction in net income; however, it is expected that the proceeds will be redeployed into new growth opportunities, unless the Company continues to alter its capital structure either through retirement of debt or stock repurchase. Should the proceeds be redeployed into new growth opportunities, the proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Co-investment: The Company will continue to increase emphasis on its advisory business which includes pursuing co-investment opportunities with institutional pension fund clients through the advisory subsidiary. These co-investments will include both purchase and development opportunities with an emphasis on separate account clients with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek high yields anticipated with development. The expected equity investment is approximately 25-50% from AERC and approximately 50-75% from institutional investors.

Management believes this co-investment program may allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily management.

The program is currently being marketed with one opportunity approved by an institutional client and set to close during the second quarter of 2000.

Capital Expenditures: In 1999 the Company undertook a two year initiative to improve the properties in order to increase value and move price points. During 1999, approximately $13 million in capital improvements were performed. This program continues into 2000, with the expectation of approximately an additional $13.3 million to be spent on property improvements which should be completed by the end of the year.

2. Restructure organization for efficiency. Now that the property managers operate in a decentralized environment, with improved technology and processes, the Company will focus it efforts on streamlining its corporate organization to take advantage of the efficiencies that have been created by decentralization.

General & Administrative: The Company recently announced a plan to identify and eliminate approximately $3,000,000 on an annualized basis in expense line items during year 2000. Implementation of changes to effect this reduction are currently underway and include reorganization of departments to reassign personnel, reduction in fees paid to outside consultants and the further automation of processes to create efficiencies.

Technology: The Company is currently in the process of moving its reporting systems and application processes to a web based system which will result in a more seamless integration of all business processes and wider, quicker dissemination of corporate and property information. It is further anticipated that the corporate Intranet, which is primarily used by employees currently, will be further developed to provide controlled public access to current and prospective residents, clients and vendors and thereby provide more efficient ways to execute transactions and share information.

3. Grow assets under management in the advisory business. In addition to the co-investment opportunities described in the portfolio performance strategy that arise from our institutional relationships, the Company is focused on expanding the portfolio of advised clients. Growth in this aspect of the Company requires limited incremental capital.

Currently, acquisition allocations stand at approximately $300 million. During the year, the Company will seek to invest this allocation to grow the assets under management.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2000, the Company had $1.8 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

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

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amount of the swaps was approximately $65.4 million. The fixed rate on the hedged loans is 7.08% and the floating rate on these hedged loans was approximately 5.9% at March 31, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of certain fixed rate loans. The first swap was effective March 1, 2000 and the second swap was effective March 10, 2000. For the quarter ended March 31, 2000, the Company recognized a credit to interest expense of $48,500.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted average interest receive rates by contractual maturity dates.

	March 31, 2000								December 31, 1999

								Fair Market		Fair Market
Long term debt	2000	2001	2002	2003	2004	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$3,887,824	$16,722,369	$6,060,334	$6,548,035	$6,971,854	$526,709,369	$566,899,785	$533,094,409	$568,150,174	$540,199,715
Weighted average interest rate	7.76%	7.71%	7.71%	7.71%	7.71%	7.70%	7.76%		7.76%

MTN's	-	604,000	-	-	105,000	-	709,000	702,293	709,000	705,980
Weighted average interest rate	-	7.26%	-	-	6.88%	-	7.23%		7.23%

Senior notes	8,542,429	-	-	-	-	-	8,542,429	8,540,715	8,540,715	8,707,042
Weighted average interest rate	8.38%	-	-	-	-	-	8.38%		8.38%
Total fixed rate debt	$12,430,253	$17,326,369	$6,060,334	$6,548,035	$7,076,854	$526,709,369	$576,151,214	$542,337,417	$577,399,889	$549,612,797

Variable:
Variable rate mortgage debt	$ 46,836	$ 1,724,328	$ -	$ -	$ -	$ -	$ 1,771,164	$ 1,771,164	$ 1,786,015	$ 1,786,015
	10.0%	10.0%	-	-	-	-	10.0%	-	10.0%
Total variable rate debt	$ 46,836	$ 1,724,328	$ -	$ -	$ -	$ -	$ 1,771,164	$ 1,771,164	$ 1,786,015	$ 1,786,015
Total long term debt	$ 12,477,089	$19,050,697	$6,060,334	$6,548,035	$7,076,854	$526,709,369	$577,922,378	$544,108,581	$579,185,904	$551,398,812

Interest Rate Swaps:
Notional	$ 381,638	$ 569,339	$ 615,323	$ 665,025	$ 704,437	$ 62,481,176	$ 65,416,938	$ 83,000	$ -	$ -
Average interest rate	*	*	*	*	*	*	*	-	-	-

*The average interest rate represents the difference between the fixed rate of 7.08% and the one month LIBOR rate.

Sensitivity Analysis

The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $578.6 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

Expected Property Sales

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These eight properties are classified as "Properties held for sale" in the Consolidated Balance Sheets. For 1999, the Company's earnings were not impacted by this transaction for GAAP reporting.

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

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation. C:\200010q\1q00\mar00Q.WPD

							For the three months ending				For the three months ending
							March 31, 2000				March 31, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.

MARKET RATE
Acquired Properties
Michigan
Arbor Landings	01/01/00	Ann Arbor	Garden	169	1999	866	94.8%	96.4%	$921	$1.06	N/A	N/A	N/A	N/A
Georgetown-Phase II	02/01/99	Fenton	Garden	120	1998	1,269	91.5%	90.0%	803	$0.63	N/A	N/A	N/A	N/A
				289		1,033	93.5%	93.8%	$872	$1.65

Northeastern Ohio
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	288	1999	1,131	87.7%	94.4%	$1,032	$0.91	N/A	N/A	N/A	N/A
				577		1,131	87.7%	94.4%	$1,032	$0.91	N/A	N/A	N/A	N/A

Repositioned Properties
Woodlands of North Royalton
fka Somerset West (a)	IPO	North Royalton	Gdn/Tnhms	197	1982	1,038	85.0%	85.3%	$ 680	$0.66	76.6%	91.9%	$717	$0.69
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	77.0	84.2	889	0.95	87.4	100.0	876	0.93
				457		981	79.9%	84.7%	$ 799	$0.81	83.3%	96.5%	$807	$0.82
CORE PORTFOLIO PROPERTIES
Market rate
Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	88.9%	95.1%	$ 826	$0.84	94.1%	95.6%	$834	$0.85

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	95.3%	96.1%	$ 754	$0.56	95.8%	97.1%	$734	$0.55
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	97.2	98.2	795	0.69	92.8	90.2	794	0.69
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	87.2	87.8	480	0.70	84.1	83.7	477	0.69
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	96.3	98.5	711	0.70	93.2	94.4	708	0.70
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	92.1	96.8	546	0.60	90.7	89.7	532	0.59
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	94.5	96.1	568	0.69	95.6	95.4	561	0.68
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	90.2	94.7	784	0.71	89.5	86.8	799	0.72
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	93.3	93.2	572	0.73	92.6	93.2	556	0.71
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	100.0	97.6	455	0.59	84.8	86.0	519	0.68
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	98.5	95.5	519	0.68	97.5	95.5	512	0.67
Muirwood Village at Mt. Sterling	03/03/94	Mt. Sterling	Ranch	48	1990	769	93.5	87.5	507	0.66	98.3	97.9	487	0.63
Muirwood Village at Zanesville	03/07/94	Zanesville	Ranch	196	1991-95	769	95.1	96.9	546	0.71	88.8	92.9	533	0.69
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhm	102	1997	1,110	96.0	97.1	710	0.64	83.6	86.3	690	0.62
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	92.2	98.4	550	0.61	91.8	95.3	538	0.60
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	95.3	95.2	713	0.71	93.4	94.2	721	0.72
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	87.7	99.2	743	0.70	85.0	90.2	729	0.69
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	94.2	95.4	758	0.64	91.6	94.4	768	0.65
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	93.4	90.9	756	0.65	90.6	95.6	732	0.63
Sheffield at Sylvan	03/03/94	Circleville	Ranch	136	1989	791	96.8	94.1	527	0.67	98.4	99.3	519	0.66
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	89.6	91.4	572	0.75	94.3	96.1	559	0.73
The Residence at Newark	03/03/94	Newark	Ranch	112	1993-94	868	93.9	98.2	577	0.66	96.8	99.1	579	0.67
The Residence at Washington	02/01/96	Wash. Ct. House	Ranch	72	1995	862	94.3	95.8	534	0.62	97.6	97.2	520	0.60
Wyndemere	09/21/94	Franklin	Ranch	128	1991-95	768	93.9	91.4	556	0.72	95.0	96.9	559	0.73
				3,901		940	94.0%	95.3%	$629	$0.67	91.6%	93.3%	$623	$0.66
Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	92.6%	95.3%	$676	$0.81	92.7%	97.4%	$664	$0.80

Florida
Cypress Shores	02/03/98	Coconut Creek	Garden	300	1991	991	93.5%	95.0%	$ 892	$0.90	91.7%	93.7%	$ 862	$0.87
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	89.2	94.6	1,065	0.94	91.7	90.5	1,037	0.92
				668		1,069	91.0%	94.8%	$ 987	$0.92	91.7%	91.9%	$ 958	$0.90

							For the three months ending				For the three months ending
							March 31, 2000				March 31, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.

Georgia
The Falls	02/03/98	Atlanta	Garden	520	1986	963	78.9%	96.9%	$764	$0.79	83.5%	92.5%	$723	$0.75
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	75.7	79.6	840	1.24	91.7	98.4	806	1.19
				706		888	78.0%	92.4%	$784	$0.88	85.9%	94.1%	$745	$0.84
Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	95.2%	96.5%	$757	$0.78	83.0%	90.4%	$745	$0.76
Steeplechase at Shiloh Crossing Apts	08/11/98	Indianapolis	Garden	264	1998	929	74.9	79.2	748	0.81	72.2	79.5	794	0.85
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	85.2	92.7	834	0.85	83.2	92.4	798	0.81
				836		964	84.7%	89.5%	$786	$0.82	79.6%	87.8%	$782	$0.81
Maryland
Reflections	02/03/98	Metro D.C.	Garden	184	1985	1,020	95.6%	97.8%	$932	$0.91	95.3%	95.7%	$898	$0.88
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	87.7	94.7	962	0.76	91.5	90.9	933	0.74
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	94.1	96.3	847	1.04	94.7	97.4	805	0.99
				668		962	93.2%	96.4%	$893	$0.93	94.2%	95.7%	$856	$0.89
Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	168	1990	1,116	96.0%	95.8%	$932	$0.84	95.0%	95.2%	$892	$0.80
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	97.8	99.3	569	0.72	95.0	97.2	560	0.71
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	97.2	94.9	651	0.77	96.1	99.5	631	0.74
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	97.3	97.0	718	0.75	94.9	97.5	707	0.74
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	86.2	86.8	598	0.70	93.0	98.6	570	0.66
Georgetown Park Apartments	12/28/94	Fenton	Garden	360	1987-96	1,005	87.8	89.7	704	0.70	85.8	85.8	675	0.67
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	91.1	95.3	724	0.76	90.2	87.4	786	0.83
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	97.0	97.4	841	0.80	95.4	97.4	811	0.77
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	94.7	96.4	522	0.64	96.9	98.2	508	0.62
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	98.3	96.9	849	0.95	97.6	96.9	824	0.92
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	98.7	100.0	678	0.71	90.1	93.1	696	0.73
				2,608		955	95.0%	95.5%	$730	$0.76	93.4%	94.8%	$716	$0.75
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	73.6%	82.2%	$800	$0.82	80.9%	84.8%	$773	$0.79

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	91.4%	93.8%	$653	$0.71	94.2%	99.0%	$647	$0.70
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	96.8	97.9	426	0.73	96.0	96.7	423	0.72
Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	86.4	85.6	659	0.75	92.6	95.0	704	0.81
Holly Park	IPO	Kent	Garden	192	1990	875	98.1	98.4	736	0.84	98.6	100.0	714	0.82
Huntington Hills	IPO	Stow	Townhomes	85	1982	976	97.4	98.8	663	0.68	93.3	98.8	670	0.69
Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	95.8	94.8	715	0.72	92.2	92.2	736	0.74
Pinecrest	IPO	Broadview Hts.	Garden	96	1987 r	598	92.5	93.8	470	0.79	92.5	94.8	465	0.78
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	88.4	89.6	596	0.69	93.2	96.0	585	0.67
The Triangle (b)	IPO	Cleveland	High Rise	273	1989	616	99.5	94.1	997	1.62	97.8	98.5	939	1.52
Timbers	IPO	Broadview Hts.	Garden	96	1987-89	930	88.6	87.5	706	0.76	90.7	95.8	699	0.75
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	95.8	100.0	797	0.80	90.1	97.2	789	0.79
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	87.9	93.4	802	0.80	93.7	95.6	785	0.79
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	99.7	100.0	848	0.85	99.5	100.0	832	0.83
Winchester Hills I (c)	IPO	Willoughby Hills	High Rise	362	1972	822	80.2	81.5	598	0.73	90.4	95.9	568	0.69
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	81.7	81.8	607	0.74	90.7	95.9	590	0.72
				2,942		829	90.5%	90.3%	$665	$0.80	93.6%	96.3%	$656	$0.79
Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	92.3%	92.4%	$657	$0.81	91.1%	92.1%	$641	$0.79
Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	94.1	92.0	616	0.54	91.9	98.9	582	0.51
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	96.1	99.2	655	0.61	92.5	92.3	622	0.58
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	95.4	97.3	618	0.66	89.3	96.7	599	0.64
				1,060		981	94.7%	96.3%	$647	$0.66	91.6%	93.4%	$621	$0.63

							For the three months ending				For the three months ending
							March 31, 2000				March 31, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.	Occupancy	Occupancy	Suite	Sq. Ft.

Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	79.0%	84.2%	$ 753	$0.98	81.6%	82.9%	$ 767	$1.00

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	88.8%	88.5%	$ 923	$0.91	91.1%	93.3%	$918	$ 0.90
Core Market Rate				14,675		918	90.8%	93.3%	$ 713	$0.77	90.0%	93.5%	$700	$ 0.76

AFFORDABLE HOUSING-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	98.2%	100.0%	$ 587	$1.00	100.0%	100.0%	$ 588	$1.00
Hillwood I	IPO	Akron	High Rise	100	1976	570	99.5	99.0	602	1.06	100.0	100.0	601	1.05
Puritas Place (d)	IPO	Cleveland	High Rise	100	1981	518	99.5	100.0	782	1.51	100.0	100.0	774	1.50
Riverview	IPO	Massillon	High Rise	98	1979	553	99.0	100.0	591	1.07	99.1	99.0	597	1.08
State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	96.4	98.6	594	0.79	98.3	100.0	598	0.80
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	100.0	97.9	650	0.82	99.6	100.0	652	0.82
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	99.3	98.9	586	1.02	100.0	100.0	583	1.01
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	98.3	100.0	658	1.03	99.2	100.0	658	1.03
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	99.4	100.0	603	1.09	99.8	100.0	605	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	95.8	100.0	579	1.04	100.0	100.0	583	1.05
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	99.7	95.6	790	1.13	97.3	100.0	802	1.14
				1,095		602	98.7%	99.3%	$ 631	$1.05	99.5%	99.9%	$ 632	$1.05
AFFORDABLE HOUSING-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	100.0%	100.0%	$ 672	$0.82	99.7%	100.0%	$ 675	$0.82
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	100.0	97.4	553	0.73	98.5	100.0	546	0.73
				201		770	100.0%	98.0%	$ 583	$0.76	98.9%	100.0%	$ 578	$0.75
				1,296		628	99.4%	99.1%	$ 623	$0.99	99.4%	99.9%	$ 624	$0.99
CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	78.0%	80.0%	$1,009	$1.40	88.5%	89.2%	$ 914	$1.27
The Oaks	IPO	Westlake	Garden	50	1985	672	89.9	88.0	1,100	1.64	98.2	94.0	1,070	1.59
				170		707	81.7%	82.4%	$1,036	$1.47	91.7%	90.6%	$ 960	$1.36
				16,141		898	91.3%	93.7%	$ 709	$0.79	91.5%	94.0%	$ 697	$0.78
Joint Venture Properties
Northeastern Ohio
Market rate
Americana	IPO	Euclid	High Rise	738	1968	803	88.7%	88.1%	$ 486	$0.61	88.7%	94.4%	$ 494	$0.62
College Towers	IPO	Kent	Mid Rise	380	1969	662	95.2	96.8	426	0.64	96.8	99.7	417	0.63
Euclid House	IPO	Euclid	Mid Rise	126	1969	654	87.8	88.1	447	0.68	95.6	96.8	443	0.68
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	760	1969	856	89.1	89.2	700	0.82	92.5	95.1	711	0.83
Highland House	IPO	Painesville	Garden	36	1964	539	95.7	97.2	430	0.80	100.0	100.0	417	0.77
Watergate	IPO	Euclid	High Rise	949	1971	831	82.9	84.5	558	0.67	90.7	92.6	553	0.67
				2,989		789	88.0%	88.5%	$ 546	$0.69	92.0%	94.9%	$ 546	$0.69
AFFORDABLE HOUSING-FAMILY
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	98.1%	98.1%	$ 669	$0.85	97.7%	100.0%	$ 675	$0.86
Total Joint Venture				3,097		789	88.6%	88.8%	$ 552	$0.70	92.3%	95.1%	$ 552	$0.70
Core				19,238		867	91.2%	92.9%	$ 699	$0.81	91.5%	94.2%	$ 687	$0.79
Portfolio average				20,272		876	90.8%	92.7%	$ 710	$0.81	91.3%	94.1%	$ 637	$0.73

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

R = Rehabilitated

HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. Effective January 1, 2000, NAREIT has redefined FFO which the Company has adopted and accordingly has restated the prior period FFO. FFO is defined as the inclusion of all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under generally accepted accounting principles ("GAAP") and gains and losses from sales of depreciable operating property. Non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and Distributable Cash Flow should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three month periods ended March 31, 2000 and 1999 are summarized in the following table:

	For the three months
	ended March 31,
(In thousands)	2000	1999

Net (loss) income applicable to common shares	$(2,988)	$4,818

Depreciation on real estate assets
Wholly owned properties	7,521	7,103
Joint venture properties	115	138
Amortization of intangible assets	404	191
Cumulative effect of a change in accounting principle	-	(4,319)
Funds From Operations	5,052	7,931

Depreciation - other assets	476	656
Amortization of deferred financing fees	299	337
Fixed asset additions	(3,295)	(1,481)
Fixed asset additions - joint venture properties	(906)	(169)
Distributable Cash Flow	$ 1,626	$7,274

Weighted average shares - Basic	20,279	22,677
- Diluted	20,279	22,677

PART II

OTHER INFORMATION

Except to the extent noted below, the items required in Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank	Exhibit 4.5b to Form 10-K filed March 15, 2000.
4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.7	$75 Million 8-3/8% Senior Note due April 15, 2000	Exhibit 4.7 to Form 10-Q filed May 11, 1995.

4.8e	Credit Agreement dated June 30, 1998, by and among Associated Estates Realty Corporation, as Borrower; the banks and lending institutions identified therein as Banks; National City Bank, as Agent and Bank of America National Trust and Savings Association, as Documentation Agent	Exhibit 4.8e to Form 10-Q filed August 14, 1998.

4.8f	First Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower; National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and First Merit Bank, N.A. and Southtrust Bank, N.A. as the New Banks.	Exhibit 4.8f to Form 10-Q filed November 16, 1998.

4.8g	Second Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and National City Bank, Bank of America National Commerzbank Aktiengesellschaft.	Exhibit 4.8g to Form 10Q filed November 16, 1998.

4.8h	Third Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent, Bank of America National Trust & Savings Association, as Documentation Agent and the banks identified therein.	Exhibit 4.8h to Form 10-K filed March 30, 1999.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.12	Ten Million Dollar 7.10% Senior Notes Due 2002.	Exhibit 4.12 to Form 10-K filed March 28, 1996.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13 to Form 10-K filed March 15, 2000.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release dated January 8, 1999 by and between the Company and Dennis W. Bikun	Exhibit 10.17 to Form 10-Q filed May 17, 1999.

10.18	Separation Agreement and Release dated June 30, 1999 by and between the Company and Larry E. Wright	Exhibit 10.18 to Form 10-Q filed August 13, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank	Exhibit 10.21 filed herewith.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

27	Financial Data Schedule	Exhibit 27 filed herewith.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 9, 2000	/s/ Kathleen L. Gutin
(Date)	Kathleen L. Gutin, Vice President,
Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

Kathleen L. Gutin, Vice President, Chief Financial Officer
(Date)	and Treasurer