Form 10-Q
period 2000-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2000-08-09
CIK 911635

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
Yes [ x ] No [ ]

Number of shares outstanding as of August 8, 2000: 19,744,684 shares

ASSOCIATED ESTATES REALTY CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
ITEM 1	Condensed Financial Statements

	Consolidated Balance Sheets as of
	June 30, 2000 and December 31, 1999	3

	Consolidated Statements of Income for the three and
	six month periods ended June 30, 2000 and 1999	4

	Consolidated Statements of Cash Flows for the six
	month periods ended June 30, 2000 and 1999	5

	Notes to Financial Statements	6

ITEM 2	Management's Discussion and Analysis of Financial	21
	Condition and Results of Operations

PART II - OTHER INFORMATION
ITEM 2	Changes in Securities and Use of Proceeds	44
ITEM 4	Submission of Matters to a Vote of Security-Holders	44
ITEM 6	Exhibits and Reports on Form 8-K	45

SIGNATURES		49

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999
ASSETS	(Unaudited)
Real estate assets
Land	$ 91,624,488	$ 91,015,251
Buildings and improvements	798,926,212	791,312,600
Furniture and fixtures	32,431,410	32,783,385
	922,982,110	915,111,236
Less: accumulated depreciation	(172,026,351)	(160,216,690)
	750,955,759	754,894,546
Construction in progress	11,215,881	22,177,579
Real estate, net	762,171,640	777,072,125
Properties held for sale, net of accumulated depreciation	23,569,655	18,475,144
Cash and cash equivalents	1,316,256	36,384,837
Restricted cash	16,156,559	14,149,514
Accounts and notes receivable
Rents	878,727	883,881
Affiliates and joint ventures	11,010,976	9,537,737
Other	3,881,079	5,850,696
Intangible and other assets, net	18,802,443	20,455,766
	$837,787,335	$882,809,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$573,431,117	$ 569,936,189
Unsecured debt	709,000	9,249,715
Total indebtedness	574,140,117	579,185,904
Accounts payable and accrued expenses	20,265,116	22,281,098
Dividends payable	4,956,399	-
Resident security deposits	5,566,978	5,454,435
Funds held on behalf of managed properties
Affiliates and joint ventures	6,577,496	8,041,958
Other	2,286,018	3,086,379
Accrued interest	2,847,688	3,108,460
Accumulated losses and distributions of joint ventures
in excess of investment and advances	6,969,207	11,513,261
Total liabilities	623,609,019	632,671,495

Operating partnership minority interest	11,956,174	11,956,174

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250,000	56,250,000
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,960,764 and 22,716,720 issued and
19,825,584 and 21,172,340 outstanding at June 30, 2000
and December 31, 1999, respectively	2,296,076	2,271,671
Paid-in capital	281,051,316	278,056,478
Accumulated dividends in excess of net income	(107,669,680)	(82,442,424)
Accumulated other comprehensive income	(5,250)	(5,250)
Less: Treasury shares, at cost, 3,135,180 and 1,544,380 shares
at June 30, 2000 and December 31, 1999, respectively	(29,700,320)	(15,948,444)
Total shareholders' equity	202,222,142	238,182,031
	$837,787,335	$882,809,700

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2000	1999	2000	1999
Revenues
Rental	$ 36,374,146	$ 36,150,421	$ 71,734,631	$ 71,491,076
Property management fees	1,262,749	1,329,357	2,483,861	2,625,095
Asset management fees	599,894	588,292	1,183,473	1,174,127
Asset acquisition fees	-	121,680	-	121,680
Asset disposition fees	-	5,042	-	5,042
Painting services	347,196	449,062	625,121	736,105
Other	874,929	720,136	1,722,027	1,226,916
	39,458,914	39,363,990	77,749,113	77,380,041
Expenses and charges
Property operating and maintenance	16,458,950	16,583,581	32,131,696	31,965,731
Depreciation and amortization	8,829,608	8,328,860	17,515,536	16,604,908
Painting services	337,890	407,874	723,104	715,275
General and administrative	3,584,776	4,691,286	7,661,396	8,562,232
Charge for funds advanced to non-owned property	-	150,000	-	150,000
Interest expense	10,815,812	9,105,415	21,781,303	17,356,147
Total expenses and charges	40,027,036	39,267,016	79,813,035	75,354,293
(Loss) income before gain on sale of properties, equity in
net (loss) income of joint ventures, minority interest,
extraordinary item and cumulative effect of a change
in accounting principle	(568,122)	96,974	(2,063,922)	2,025,748
Gain on sale of properties	-	12,830,328	-	12,830,328
Equity in net (loss) income of joint ventures	(56,866)	264,106	(89,722)	237,370
Minority interest in operating partnership	(59,856)	(32,362)	(148,463)	(64,521)
(Loss) income before extraordinary item and
cumulative effect of a change in accounting principle	(684,844)	13,159,046	(2,302,107)	15,028,925
Extraordinary item-extinguishment of debt	-	(1,808,742)		(1,808,742)
Cumulative effect of a change in accounting
principle	-	-	-	4,319,162
Net (loss) income	$ (684,844)	$ 11,350,304	$ (2,302,107)	$ 17,539,345

Net (loss) income applicable to common shares	$ (2,055,946)	$ 9,979,199	$ (5,044,317)	$ 14,797,135

Earnings per common share - basic:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting principle	$ (.10)	$ .53	$ (.25)	$ .55
Extraordinary item	$ -	$ (.08)	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net (loss) income	$ (.10)	$ .45	$ (.25)	$ .66

Earnings per common share - diluted:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting principle	$ (.10)	$ .53	$ (.25)	$ .55
Extraordinary item	$ -	$ (.08)	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net (loss) income	$ (.10)	$ .45	$ (.25)	$ .66

Pro forma amounts assuming the new
capitalization policy is applied retroactively:
Effect of new capitalization policy	$ -	$ -	$ -	$ (4,319,162)
Net income	$ -	$ -	$ -	$ 13,220,183
Net income applicable to common shares	$ -	$ -	$ -	$ 10,477,973
Earnings per common share - basic:
Effect of new capitalization policy	$ -	$ -	$ -	$ (.19)
Net income applicable to common shares	$ -	$ -	$ -	$ .47
Earnings per common share - diluted:
Effect of new capitalization policy	$ -	$ -	$ -	$ (.19)
Net income applicable to common shares	$ -	$ -	$ -	$ .47

Dividends declared per common share	$ .25	$ .375	$ .625	$ .75

Weighted average number of common
shares outstanding - Basic	19,611,057	22,384,740	19,936,419	22,532,045
- Diluted	19,611,057	22,384,740	19,936,419	22,532,045

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30,

(UNAUDITED)

	2000	1999
Cash flow from operating activities:
Net (loss) income	$(2,302,107)	$ 17,539,345
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,515,536	16,604,908
Cumulative effect of a change in accounting principle	-	(4,319,162)
Loss on extinguishment of debt	-	1,808,742
Gain on sale of operating properties	-	(12,830,328)
Equity in net loss (income) of joint ventures	89,722	(237,370)
Earnings distributed from joint ventures	-	417,696
Net change in assets and liabilities:
- Accounts and notes receivable	1,974,769	(880,799)
- Accounts and notes receivable of affiliates and
joint ventures	(1,473,239)	4,106,498
- Accounts payable and accrued expenses	(1,977,240)	5,181,096
- Other operating assets and liabilities	1,449,361	(319,281)
- Restricted cash	(2,007,045)	(2,553,261)
- Funds held for non-owned managed properties	(800,361)	(1,851,268)
- Funds held for non-owned managed properties
of affiliates and joint ventures	(1,464,462)	(2,414,816)
Total adjustments	13,307,041	2,712,655
Net cash flow provided by operations	11,004,934	20,252,000

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(10,934,488)	(20,952,308)
Net proceeds received from sale of operating properties	-	13,357,277
Net proceeds received from sale of operating properties held in escrow	-	(13,357,277)
Distributions to joint ventures	1,629,671	75,197
Net cash flow used for investing activities	(9,304,817)	(20,877,111)

Cash flow from financing activities:
Principal payments on secured debt	(2,505,072)	(725,591)
Principal payment on senior note	(8,543,000)	-
Proceeds from secured debt, net of required escrow deposits
of $3,483,683 at June 30, 1999	-	289,910,000
Line of Credit borrowings	21,500,000	310,200,000
Line of Credit repayments	(15,500,000)	(536,646,565)
Deferred financing costs	-	(5,734,397)
Common share dividends paid and operating partnership distributions	(15,226,540)	(18,979,858)
Preferred share dividends paid	(2,742,210)	(2,742,210)
Purchase of treasury shares	(13,751,876)	(10,114,969)
Net cash flow (used for) provided by financing activities	(36,768,698)	25,166,410
(Decrease) increase in cash and cash equivalents	(35,068,581)	24,541,299
Cash and cash equivalents, beginning of period	36,384,837	1,034,655
Cash and cash equivalents, end of period	$ 1,316,256	$ 25,575,954

Supplemental disclosure of cash flow information:
Issuance of common shares in connection with the acquisition of MIG
REIT properties, the MIGRA merger including the second anniversary
payment of the merger	$ 2,982,796	$ -
Dividends declared but not paid	4,956,399	8,073,422
Cash paid for interest (including capitalized interest)	22,596,303	18,258,876
Contribution of land to Joint Venture	4,603,221	-

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions, dispositions and incentive fees, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset and property management, investment advisor and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations". Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to as "Service Companies".

The Company's portfolio at June 30, 2000 consists of a total of 139 properties of which 85 (70 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; nine properties in which the Company is a joint venture partner (one Market Rate property 66-2/3% owned; four Market Rate properties 33-1/3% owned; two Market Rate properties 50% owned; one Affordable Housing property 50% owned; and one Market Rate property 49% owned) and 45 non-owned properties (of which one is a commercial property) managed by the Company or one of its Service Companies which provide property and asset management, investment advisory, painting and computer services to both owned and non-owned properties. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies and the Operating Partnership structured as a DownREIT. The qualified REIT subsidiaries of the Company, which were formed in connection with the project specific, nonrecourse mortgage refinancing, are included in the Company's consolidated financial statements. These qualified REIT subsidiaries are separate legal entities and maintain records, books of account and depository accounts separate and apart from any other person or entity. The Company holds preferred share interests in the Service Companies, which entitles it to receive 95% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interests are not an impermissible investment for purposes of the Company's REIT qualification test.

The Company entered into an Operating Partnership structured as a DownREIT of which 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units and D and E OP units were exchanged into Class A OP units during the second quarter of 1999 and 2000, respectively. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one-basis or the cash equivalent amount. The Class A OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $59,856, $32,362, $148,463 and $64,521 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A OP unitholders allocated share of net income, for the three and six months ended June 30, 2000 and 1999, respectively.

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

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY OF MULTIFAMILY PROPERTIES

Development Activity

Construction in progress, including the cost of land, for the development of multifamily properties was $11,215,881 and $22,177,579 at June 30, 2000 and December 31, 1999, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $567,696 and $2,106,885 during the six month periods ended June 30, 2000 and 1999, respectively. For the six month period ended June 30, 2000, the construction and leasing of 160 units at three properties were completed at a total cost of $12.5 million. The following schedule details construction in progress at June 30, 2000:

			Placed in
(dollars in thousands)	Number	Costs	Service	June 30, 2000		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	6/30/00	Cost	Cost	Completion

AVON, OHIO
Village at Avon - Phase II	148	$ 5,259	$ -	$ 853	$4,406	2001

CRANBERRY TWP., PENNSYLVANIA
Berkley Manor	250	3,026	-	2,485	541	2001

Other	-	2,931	-	1,496	1,435
Total of owned properties	398	11,216	-	4,834	6,382

ATLANTA, GEORGIA
ldlewylde - Phase II
(49% owned Joint Venture)	535	4,763	-	4,603	160	2002
	933	$15,979	$ -	$9,437	$6,542

Acquisition Activity

On May 15, 2000, the Company completed a joint venture acquisition with one of MIG's advisory clients of a newly developed 308 unit multifamily Market Rate property located in Atlanta, Georgia. The Company contributed land of $4,603,000 and cash for $795,000 for their proportionate share in the joint venture. The land contributed represents a 48 acre parcel of land on which a 535 unit multifamily Market Rate property is being developed. This land is located adjacent to the 308 unit property and is scheduled to be completed in 2002. At June 30, 2000, the joint venture had real estate assets of $28.5 million and a mortgage payable of $17.2 million. The Company owns 49% of this joint venture.

Disposition Activity

In June 1999, the Company sold five operating properties for net cash proceeds of $13.4 million, resulting in a gain of $12.8 million. The net cash proceeds were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds to acquire a 24 acre parcel of land during the second half of 1999. The balance of the escrow was returned to the Company during the second half of 1999.

3. PROPERTIES HELD FOR SALE

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. Two of these properties were resold on July 31, 2000, and accordingly, the property sales were recognized for GAAP purposes. The net proceeds were used to repay the respective fixed rate debt relating to those properties. Another property related to the December 31, 1999 transaction is expected to be sold during the third quarter of 2000. The Company expects that for financial reporting purposes, the other five of these properties will be sold.

During the second quarter of 2000, the Company entered into a contract to sell one owned Northeast Ohio Market Rate property. All nine and eight properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999, respectively.

4. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 1999:

		Class A			Accumulated	Accumulated
		Cumulative	Common		Dividends	Other	Treasury
		Preferred	Shares	Paid-In	In Excess Of	Comprehensive	Shares
	Total	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)

Balance, Dec. 31, 1999	$238,182,031	$56,250,000	$2,271,671	$278,056,478	$ (82,442,424)	$(5,250)	$(15,948,444)
Net loss	(2,302,107)	-	-	-	(2,302,107)	-	-
Issuance of 216,911 common shares
related to the MIGRA merger contingent
consideration	2,982,796	-	21,691	2,961,105	-	-	-
Issuance of 6,333 common shares	1,812	-	634	1,178	-	-	-
Issuance of 22,600
restricted common shares	194,925	-	2,260	192,665	-	-	-
Retired 1,800 restricted common shares	(22,500)	-	(180)	(22,320)	-	-	-
Deferred compensation	(137,790)	-	-	(137,790)	-	-	-
Purchase of 1,590,800 treasury shares	(13,751,876)	-	-	-	-	-	(13,751,876)
Common share dividends declared	(20,182,939)	-	-	-	(20,182,939)	-	-
Preferred share dividends declared	(2,742,210)	-	-	-	(2,742,210)	-	-
Balance, June 30, 2000	$202,222,142	$56,250,000	$2,296,076	$281,051,316	$(107,669,680)	$(5,250)	$(29,700,320)

5. SECURED DEBT

Conventional Mortgage Debt

Conventional mortgages payable are comprised of 57 loans at June 30, 2000 and December 31, 1999, each of which is collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at fixed rates ranging from 7.375% to 9.625%. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The balance of the conventional mortgages was $542.4 million and $544.6 million at June 30, 2000 and December 31, 1999, respectively.

Federally Insured Mortgage Debt

Federally insured mortgage debt which encumbered six of the properties at June 30, 2000 and December 31, 1999 (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $25 million and $25.3 million at June 30, 2000 and December 31, 1999, respectively. Five of the six federally insured mortgages have a fixed rate and the remaining mortgage ($1.8 million) has a variable rate.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

Interest Rate Swaps

The Company is exposed to market risks arising from changes in interest rates. The Company is also exposed to credit-related losses in the event of non-performance by the counterparty to its interest rate swaps. The Company monitors the creditworthiness of the counterparty and presently does not expect default by the counterparty. The Company does not obtain collateral in connection with its interest rate swaps. The credit exposure that results from interest rate contracts is the positive fair value of such contracts as of the reporting date. The fair value of its interest rate swap agreements was $114,000 at June 30, 2000. The Company's portfolio of interest rate swap instruments as of June 30, 2000, consisted of $65.3 million notional amounts of fixed to variable rate interest rate swaps with a weighted-average fixed rate receipt of 7.08%. The basis of the variable rates paid is LIBOR.

The following represents summary information regarding derivatives used for interest rate risk management at June 30, 2000:

Type of	Notional		Floating	Maturity	Value
Hedge	Amount		Index	Date	6/30/2000
Swap (A)	$10,614,536	(B)	1 month LIBOR	05/01/07	$ 19,000
Swap (A)	54,682,287	(B)	1 month LIBOR	10/10/07	95,000
					$114,000

(A) - The Company swapped fixed rate to floating rate.

(B) - The Notional amounts amortize monthly in accordance with the amortization schedule of the fixed rate loans.

Line of Credit

On November 18, 1999, the Company entered into a $12 million secured line of credit facility (the "Secured Line of Credit"). This line of credit is secured by two of the Company's properties. On May 12, 2000, the line of credit facility was increased from $12 million to $20 million. The facility is for a term of one year from the original issuance date (matures on October 31, 2000). The Company's borrowings under the secured line of credit bear interest at a rate of, either the prime rate or LIBOR plus 200 basis points at the Borrower's option. This secured line of credit is utilized by the Company to provide working capital and for general corporate purposes. At June 30, 2000, $6 million was outstanding under this facility and the weighted average interest rate was 8.61%.

6. UNSECURED DEBT

Senior Note

The Senior Note issued during 1995 in the principal amount of $75 million, accrued interest at 8.38%, and matured April 15, 2000. The outstanding balance of the $75 million Senior Note, net of unamortized discounts, was $8.5 million at December 31, 1999. In accordance with the terms of the note, on April 15, 2000, the Company paid $8.9 million which represented the outstanding balance and all interest accrued thereon.

Medium-Term Notes Program

The Company had two Medium-Term Notes (the "MTN's") outstanding with a combined balance of $709,000 at June 30, 2000 and December 31, 1999. One MTN with a principal balance of $604,000 accrues interest at 7.33% and matures September 18, 2001. The second MTN with a principal balance of $105,000 accrues interest at 6.88% and matures December 9, 2004.

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

Summarized affiliate and joint venture transaction activity follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Property management fee and other
miscellaneous service revenues - affiliates	$539,407	$ 605,868	$1,054,010	$ 1,101,000
- joint ventures	245,300	228,191	473,293	451,557
Painting service revenues - affiliates	56,900	223,243	95,480	299,105
- joint ventures	47,844	36,883	109,806	64,625
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	1,157,338	1,297,349	2,363,737	2,013,417
- joint ventures	804,967	364,348	1,531,491	1,383,329
Interest income - affiliates	65,546	57,288	129,810	186,476
Interest expense - affiliates	(45,087)	(33,181)	(91,604)	(82,579)
- joint ventures	(6,740)	(6,883)	(12,407)	(12,627)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5,147,955 and $5,298,524 at June 30, 2000 and December 31, 1999, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $0 and $425,000 at June 30, 2000 and December 31, 1999, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $3,700,534 and $2,162,487 at June 30, 2000, respectively, and $2,981,107 and $1,258,106 at December 31, 1999, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was 8.3% during the periods ending June 30, 2000 and 1999, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $5,540,736 and $1,036,760 at June 30, 2000, respectively, and $6,342,796 and $1,274,162 at December 31, 1999, respectively.

On January 25, 2000, Associated Estates Management Company ("AEMC") filed suit in the Cuyahoga County, Ohio Court of Common Pleas against Euclid Medical and Commercial Arts, an Ohio limited partnership and its general partner, Metro City No. 1, an Ohio general partnership, seeking damages in excess of $729,000. Euclid Medical and Commercial Arts formerly owned the Euclid Medical and Office Building located in Euclid, Ohio. AEMC was the property manager of that property until on or about March 23, 1999. Metro City No. 1 is 56% owned by the Company's Chairman of the Board and CEO, his wife and his brothers-in-law, one of whom is a director of the Company. In the normal course of business, the Company had followed a practice for many years of advancing funds on behalf of, or holding funds for the benefit of, affiliates, which owned real estate properties managed by the Company. Euclid Medical and Office Building was one of those properties for which the Company so advanced funds. The suit seeks reimbursement for the funds advanced by the Company for the benefit of this property. Metro City No. 1 made a capital call to its partners requesting funds to pay this obligation. The Chairman of the Board, his wife and brothers-in-law have paid the Company their proportionate share of the capital call; however, the remaining non-affiliated partners of Metro City No. 1 have refused to do so. The Company believes the recorded amount of the receivable is stated at its net realizable value.

Notes Receivable

At June 30, 2000 and December 31, 1999, two notes of equal amounts were outstanding from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the six months ended June 30, 2000 and 1999, the interest rate charged on this note was approximately 7.5% and 6.5%, respectively, with principal due May 1, 2002. The Company recognized interest income of $127,023 and $109,106 for the six month periods ending June 30, 2000 and 1999, respectively, relating to these notes.

8. COMMON, TREASURY AND PREFERRED SHARES

Common Shares

In 2000 and 1999, the Company issued 216,911 and 74,994 common shares for the benefit of the former MIGRA shareholders. These issuances were made pursuant to the first and second anniversary contingent consideration provisions of the MIGRA merger agreement. Such shares were recorded at $2,982,796 and $872,935 at June 30, 2000 and 1999, respectively, and increased the recorded amount of the intangible asset associated with the purchase of MIGRA.

Treasury Shares

On February 25, 2000, the Company's Board of Directors authorized the repurchase of up to an additional two million (aggregating a total of five million shares) of the Company's common shares to be repurchased by the Company at market prices. At June 30, 2000 and December 31, 1999, 3,135,180 and 1,544,380 shares were repurchased at an aggregate cost of approximately $29.7 million and $15.9 million, respectively. The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. At June 30, 2000, the Company has 1,864,820 common shares available to be repurchased under this plan. The timing of stock purchases are made at the discretion of management.

Preferred Shares

At June 30, 2000, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company. Currently, the Company has no plans to redeem the preferred shares.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at June 30, 2000 or December 31, 1999.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2000	1999	2000	1999
Earnings Per Common Share - Basic:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle	$ (684,844)	$13,159,046	$(2,302,107)	$15,028,925
Less: Preferred share dividends	1,371,102	1,371,105	2,742,210	2,742,210
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	(2,055,946)	11,787,941	(5,044,317)	12,286,715
Less: Extraordinary item-extinguishment of debt	-	1,808,742	-	1,808,742
Add: Cumulative effect of a change in
accounting principle	-	-	-	4,319,162
(Loss) income applicable to common shares	$(2,055,946)	$ 9,979,199	$(5,044,317)	$14,797,135

Earnings Per Common Share - Diluted:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle	$(684,844)	$13,159,046	$(2,302,107)	$15,028,925
Less: Preferred share dividends	1,371,102	1,371,105	2,742,210	2,742,210
Amortization expense related to
contingent merger consideration	-	36,911	-	73,822
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	(2,055,946)	11,751,030	(5,044,317)	12,212,893
Less: Extraordinary item-extinguishment of debt	-	1,808,742	-	1,808,742
Add: Cumulative effect of a change
in accounting principle	-	-	-	4,319,162
(Loss) income applicable to common shares	$(2,055,946)	$ 9,942,288	$(5,044,317)	$14,723,313

Number of Shares:
Basic-average shares outstanding	19,611,057	22,384,740	19,936,419	22,532,045
Diluted-average shares outstanding	19,611,057	22,384,740	19,936,419	22,532,045

Earnings Per Common Share - Basic:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle	$ (.10)	$ .53	$ (.25)	$ .55
Extraordinary item-extinguishment of debt	$ -	$ (.08)	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net (loss) income	$ (.10)	$ .45	$ (.25)	$ .66

Earnings Per Common Share - Diluted:
(Loss) income before extraordinary item and
cumulative effect of a change in accounting
principle	$ (.10)	$ .53	$ (.25)	$ .55
Extraordinary item-extinguishment of debt	$ -	$ (.08)	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net (loss) income	$ (.10)	$ .45	$ (.25)	$ .66

Pro forma amounts assuming the new capitalization policy is applied retroactively:
Effect of new capitalization policy	$ -	$ -	$ -	$ (4,319,162)
Net income	$ -	$ -	$ -	$13,220,183
Income applicable to common shares	$ -	$ -	$ -	$10,477,973

Per Share Amount - Effect of new
capitalization policy:
Basic	$ -	$ -	$ -	$ (.19)
Diluted	$ -	$ -	$ -	$ (.19)

Per Share Amount - Income applicable
to common shares:
Basic	$ -	$ -	$ -	$ .47
Diluted	$ -	$ -	$ -	$ .47

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods subsequent to their issuance as the effect of assuming conversion for those periods was antidilutive. At June 30, 2000 and 1999, the Company plans to settle these OP units in cash.

Options to purchase 1,633,309 and 1,487,543 common shares were outstanding at June 30, 2000 and 1999, respectively, which has been reflected above using the treasury stock method. Approximately 7,860 and 15,914 common share options were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss incurred for the three and six months ended June 30, 2000.

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

The accounting policies of the segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Information on the Company's segments for the three and six months ended June 30, 2000 and 1999 is as follows:

For the three months ended June 30, 2000
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 34,399,450	$ 2,475,758	$ 7,370,043	$ -	$ 44,245,251
Elimination of intersegment revenues	(48,160)	-	(4,738,177)	-	(4,786,337)
Consolidated revenues	$ 34,351,290	$ 2,475,758	$ 2,631,866	$ -	$ 39,458,914

Equity in net loss of joint ventures	$ (42,989)	$ (13,757)	$ (120)	$ -	$ (56,866)

*EBITDA-including the proportionate
share of joint ventures	$ 19,460,820	$ 1,425,834	$ 471,178	$ (2,076,450)	$ 19,281,382

Total assets	$787,477,994	$12,331,576	$31,110,985	$ 6,866,780	$837,787,335
Capital expenditures, gross	$ 5,688,370	$ 306,614	$ 193,940	$ -	$ 6,188,924

	For the six months ended June 30, 2000
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 67,708,012	$ 4,918,377	$13,341,522	$ -	$85,967,911
Elimination of intersegment revenues	(96,190)	-	(8,122,608)	-	(8,218,798)
Consolidated revenues	$ 67,611,822	$ 4,918,377	$ 5,218,914	$ -	$ 77,749,113

Equity in net loss of joint ventures	$ (83,319)	$ (6,299)	$ (104)	$ -	$ (89,722)

*EBITDA-including the proportionate
share of joint ventures	$ 38,700,002	$ 2,914,737	$ 636,584	$(4,642,999)	$ 37,608,324

Total assets	$787,477,994	$12,331,576	$31,110,985	$ 6,866,780	$837,787,335
Capital expenditures, gross	$ 10,071,229	$ 432,953	$ 430,306	$ -	$ 10,934,488

For the three months ended June 30, 1999
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 33,921,603	$ 2,486,838	$ 6,707,444	$ -	$ 43,115,885
Elimination of intersegment revenues	(47,680)	-	(3,704,215)	-	(3,751,895)
Consolidated revenues	$ 33,873,923	$ 2,486,838	$ 3,003,229	$ -	$ 39,363,990

Equity in net income of joint ventures	$ 167,152	$ 7,612	$ 89,342	$ -	$ 264,106

*EBITDA-including the proportionate
share of joint ventures	$ 19,188,434	$ 1,517,549	$ 953,474	$(3,508,262)	$ 18,151,195

Total assets	$814,930,941	$13,975,788	$49,474,005	$ 8,043,299	$886,424,033
Capital expenditures, gross	$ 10,522,565	$ 168,049	$ 162,186	$ -	$ 10,852,800

	For the six months ended June 30, 1999
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 66,967,772	$ 4,934,048	$12,907,448	$ -	$ 84,809,268
Elimination of intersegment revenues	(95,460)	-	(7,333,767)	-	(7,429,227)
Consolidated revenues	$ 66,872,312	$ 4,934,048	$ 5,573,681	$ -	$ 77,380,041

Equity in net income of joint ventures	$ 139,223	$ 11,277	$ -	$ 86,870	$ 237,370

*EBITDA-including the proportionate
share of joint ventures	$ 38,611,720	$ 3,021,972	$ 1,648,304	$(5,986,656)	$ 37,295,340

Total assets	$814,930,941	$13,975,788	$49,474,005	$ 8,043,299	$886,424,033
Capital expenditures, gross	$ 20,043,462	$ 532,164	$ 376,682	$ -	$ 20,952,308

*Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

A reconciliation of total segment EBITDA to total consolidated net income for the three and six months ended June 30, 2000 and 1999 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Total EBITDA for reportable segments	$19,281,382	$18,151,195	$37,608,324	$37,295,340
EBITDA-proportionate share of joint ventures	(490,145)	(571,102)	(1,019,841)	(1,233,767)
Depreciation and amortization	(8,829,608)	(8,328,860)	(17,515,536)	(16,604,908)
Interest expense	(10,815,812)	(9,105,415)	(21,781,303)	(17,356,147)
Interest income	314,253	325,041	797,655	511,029
Income taxes	(144,914)	(142,141)	(391,406)	(412,950)
Extraordinary item - loss	-	(1,808,742)	-	(1,808,742)
Gain on sale of operating properties	-	12,830,328	-	12,830,328
Cumulative effect of a change in accounting principle	-	-	-	4,319,162
Consolidated net (loss) income	$ (684,844)	$11,350,304	$ (2,302,107)	$17,539,345

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

For the six months
ended June 30,1999
(In thousands, except per share amounts)

Revenues	$73,498
*Net income	608
*Loss applicable to common shares (Basic and Diluted)	(2,134)
Earnings per common share (Basic and Diluted)	$ (.09)
Weighted average number of common shares outstanding:
(Basic and Diluted)	22,532

*Before cumulative effect of a change in accounting principle and extraordinary item

The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

13. CONTINGENCIES

Other

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Deerwood

A lawsuit is pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. (MIG's predecessor company) involving a claim for contribution and indemnity arising out of MIG Realty Advisors, Inc. having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. The advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineering during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIG Realty Advisors, Inc., alleging that MIG Realty Advisors was responsible for the conduct of the due diligence investigation and consequently MIG Realty Advisors, rather than the engineer was responsible for any damages suffered by the advisory client. The third party complaint does not specify the amount of damages being claimed, but rather seeks contribution and indemnity for any judgment rendered against the consulting engineer arising out of the complaint against it filed by the advisory client. The Company is vigorously defending against the claims brought by the consulting engineer in the third party complaint. The Company cannot predict the final outcome of this dispute, but does not believe that it will suffer any material liability from this suit.

14. SUBSEQUENT EVENTS

Dividends Declared and Paid

On June 26, 2000, the Company declared a dividend of $0.25 per common share for the quarter ending June 30, 2000, which was paid on August 1, 2000 to shareholders of record on July 14, 2000.

Advisory Acquisition

On July 12, 2000, MIG acquired, on behalf of an advisory client, a Market Rate multifamily property containing 200 units located in Florida. MIG will receive property and asset management fees.

Property Dispositions

Effective July 31, 2000, the Company completed the sale of two Market Rate properties located in Ohio. The properties were sold for a combined price of $6,665,000.

Revolving Line of Credit

On July 20, 2000, the Company entered into a $20 million revolving line of credit which is secured by one of the Company's properties. The borrowings are presently restricted up to an amount not to exceed $10 million. The remaining $10 million will be available upon completion of certain requirements which the Company anticipates will be satisfied. The facility is for a term of three years. The Company's borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%. This revolving line of credit will be utilized by the Company to provide working capital and for general corporate purposes.

Treasury Shares Repurchased

Subsequent to June 30, 2000, the Company repurchased 84,900 common shares at an aggregate cost of approximately $670,000. The repurchases were funded primarily from operating cash flows and proceeds received from the sale of the two operating properties on July 31, 2000. The Company currently has 1,779,920 common shares available to be repurchased under this plan.

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

AERC is a fully integrated real estate investment company which specializes in multifamily property management, advisory, development, acquisition, operating and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from its clients' real estate acquisitions, dispositions and incentive fees, loan origination and consultation, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset and property management, investment advisor and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations". Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to as "Service Companies".

As of the filing of this Form 10-Q, the Company currently owns properties and/or operates properties in 14 states across the United States. The Company's portfolio currently consists of a total of 138 properties (which is reflective of the two properties sold in July 2000 and the acquisition of the MIG advisory client property being managed by MIG) of which 83 (68 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; nine properties in which the Company is a joint venture partner (one Market Rate property 66-2/3% owned; four Market Rate properties 33-1/3% owned; two Market Rate properties 50% owned; one Affordable Housing property 50% owned and one Market Rate property 49% owned); and 46 non-owned properties (of which one is a commercial property) managed by the Company or one of its Service Companies. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries, all qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with the project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity and the Service Companies and an Operating Partnership structured as a DownREIT of which 20% is owned by limited partners.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Factors which could cause actual results to differ materially from those contained in the forward-looking statements include the general economic climate; the supply and demand for multifamily properties; the amount and timing of the Company's common share repurchases; the timing of and the proceeds the Company will receive from the sale of certain properties and the ability to complete 1031 exchanges; interest rate levels; the availability of financing; changes in contracts relating to third party management and advisory business; and other risks associated with the acquisition and development of properties, including risks that development or lease-up may not be completed on schedule, that residents will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. The Company makes no commitment to update any forward-looking statement based on new information, future events or otherwise.

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

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured or unsecured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 2000 and 2001, approximately $8.7 million and $19.1 million, respectively, of the Company's debt will become due. The Company believes it has adequate alternatives available to provide for its liquidity needs.

Financing

At June 30, 2000, the Company had 57 conventional mortgage payables aggregating $542.4 million, each collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at fixed rates ranging from 7.375% to 9.625%. Fifty-five of these loans are owned by qualified REIT subsidiaries which are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. These loans require payments of principal, interest and escrow deposits for real estate taxes and replacement of project assets. At June 30, 2000, the weighted average maturity of the conventional mortgage payables was 9.55 years and the weighted average interest rate was 7.76%.

At June 30, 2000, federally insured mortgage payables which encumbered six properties (including one property which is funded through Industrial Development Bonds) is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. At June 30, 2000, the balance of the loans was $25 million. The weighted average maturity of the federally insured mortgage payables was 19.02 years and the weighted average interest rate was 8.27% at June 30, 2000.

At June 30, 2000, the Company had $6 million drawn down on its $20 million secured line of credit. Borrowings under the secured line of credit bear interest at a rate of, either the Prime Rate or LIBOR plus 200 basis points, at the Borrower's option. The facility is for a period of one year (matures on October 31, 2000). At June 30, 2000, the weighted average interest rate on the borrowings was 8.61%.

On July 20, 2000, the Company entered into a $20 million revolving line of credit which is secured by one of the Company's properties. The borrowings are presently restricted up to an amount not to exceed $10 million. The remaining $10 million will be available upon completion of certain requirements which the Company anticipates will be satisfied. The facility is for a term of three years. The Company's borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%. This revolving line of credit will be utilized by the Company to provide working capital and for general corporate purposes.

The Senior Note issued during 1995 in the principal amount of $75 million, accrued interest at 8.38%, and matured April 15, 2000. The balance of the $75 million Senior Note, net of unamortized discounts, was $8.5 million at December 31, 1999. In accordance with the terms of the note, on April 15, 2000, the Company paid $8.9 million which represented the outstanding balance on the Senior Note and all interest accrued thereon. This note was repaid using funds that were available from the secured borrowings and property sale proceeds that occurred during 1999.

The Company had two MTN's aggregating $709,000 at June 30, 2000. One MTN with a principal balance of $604,000 accrues interest at a rate of 7.33% and matures September 18, 2001. The second MTN with a principal balance of $105,000 accrues interest at a rate of 6.88% and matures December 9, 2004.

Twenty-one (8 Market Rate properties which refer to the Same Store and Acquired/Disposed property portfolios and 13 Affordable Housing properties) of the Company's 86 (71 Market Rate properties and 15 Affordable Housing properties) wholly owned properties were unencumbered at June 30, 2000 with EBITDA at June 30, 2000 of approximately $3.9 million (approximately $1.1 million represents the Market Rate properties and approximately $2.8 million represents the Affordable Housing properties) and a historical gross cost basis of approximately $66.6 million (approximately $26.5 million represents the Market Rate properties and approximately $40.1 million represents the Affordable Housing properties). The remaining 65 of the Company's wholly owned properties (all of which are Market Rate properties except one which is an Affordable Housing property), have a historical gross cost basis of $813.6 million ($810.9 million represents the Market Rate properties and $2.7 million represents the Affordable Housing property) and secured property specific debt of $573.4 million (approximately $548.4 million relates to the Market Rate properties and approximately $25.0 million relates to the Affordable Housing property) at June 30, 2000. Unsecured debt, which totaled $709,000 at June 30, 2000 consisted of two Medium-Term Notes. The Company's proportionate share of the mortgage debt relating to the eight joint venture properties was $25.5 million at June 30, 2000. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.73% at June 30, 2000.

Interest Rate Swap: On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amounts of the swaps were approximately $10,635,000 (which commenced March 1, 2000) and $54,782,000 (which commenced March 10, 2000). The fixed rate on the hedged loans is 7.08% and the floating rate on the hedged loans was 6.64% on the $10,635,000 swap and the $54,782,000 swap at June 30, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of certain fixed rate loans. For the three and six month periods ended June 30, 2000, the Company recorded a credit to interest expense of approximately $121,134 and $169,676, respectively.

Treasury Shares Repurchased: Subsequent to June 30, 2000, the Company repurchased 84,900 common shares at an aggregate cost of approximately $670,000. The repurchases were funded primarily from operating cash flows and proceeds received from the sale of the two operating properties on July 31, 2000. The Company currently has 1,779,920 common shares available to be repurchased under this plan.

Registration statements: The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depository shares, common shares and common share warrants.

Operating Partnership: In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units and D and E OP units were exchanged into Class A OP units during the second quarter of 1999 and 2000, respectively. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one basis or the cash equivalent amount. The Class A OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $148,463 and $64,521 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A OP unitholders allocated share of net income for the six months ended June 30, 2000 and 1999, respectively.

Merger Contingent Consideration Paid and Payable: Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitled the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (74,994 common shares were issued at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $2,982,796 worth of common shares of the Company of which $872,935 was based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration was paid (127,620 common shares were issued at a price of $6.84 per share) and $2,109,982 is based on a closing price of $23.63 (89,291 common shares were issued) per the merger agreement. The payment of the $3.0 million related to the second anniversary increased the Company's recorded intangible asset. This third anniversary payment represented the final payment pursuant to the merger agreement.

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The Company paid approximately $1.25 million with respect to the purchase price adjustment.

Acquisitions, dispositions and development

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

Acquisitions: On May 15, 2000, the Company completed a joint venture acquisition with one of MIG's advisory clients of a newly developed 308 unit multifamily Market Rate property located in Atlanta, Georgia. The Company contributed land of $4,603,000 and cash for $795,000 for their proportionate share in the joint venture. The land contributed represents a 48 acre parcel of land on which a 535 unit multifamily Market Rate property is being developed. This land is located adjacent to the 308 unit property and is scheduled to be completed in 2002. At June 30, 2000, the joint venture had real estate assets of $28.5 million and a mortgage payable of $17.2 million. The Company owns 49% of this joint venture.

Potential Acquisitions: The Company is actively pursuing a co-investment opportunity with one of MIG's advisory clients. The co-investment would involve the development of 250 units on land currently owned by the Company in Cranberry Twp., Pennsylvania.

Advisory Acquisitions: In separate transactions, MIG acquired two Market Rate multifamily properties containing an aggregate of 472 units for two advisory clients. MIG will provide asset and property management services for these properties.

Potential Advisory Acquisitions: MIG is currently pursuing two opportunities located in Denver, Colorado to acquire multifamily properties containing an aggregate of 836 units for its advisory clients. If these transactions are completed, MIG will provide asset and property management services for these properties.

Potential Dispositions: The Company is actively marketing 25 properties which are comprised of five of its joint venture properties (four Market Rate properties and one Affordable Housing property), one of its Affordable Housing and two of its congregate care multifamily properties and 17 Market Rate properties (13 located in Ohio and four located in Michigan) which include the eight properties discussed below. On July 31, 2000, the Company completed the sale of two of the Market Rate properties located in Ohio, which will be recorded in the quarter ended September 30, 2000. Additionally, two other Ohio Market Rate properties are currently under contracts of sale.

In the short term, the sale of properties will likely result in a reduction to net income and portfolio size for the REIT; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the REIT will continue to alter its capital structure, either through retirement of debt or stock purchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

During the second quarter of 2000, the Company entered into a contract to sell one owned Northeast Ohio Market Rate property included in the 17 Market Rate properties previously described. Additionally, two of the properties related to the December 31, 1999 transaction (described below) were sold on July 31, 2000. Another property related to the December 31, 1999 transaction is expected to be sold during the third quarter of 2000. These four properties contributed approximately $191,737 and $377,194 of net income for the three and six months ended June 30, 2000, respectively.

Dispositions: The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. Two of these properties were resold on July 31, 2000, and accordingly, the property sales were recognized for GAAP purposes. The net proceeds were used to repay the respective fixed rate debt relating to those properties. Additionally, another property related to the December 31, 1999 transaction is expected to be sold during the third quarter of 2000 . These eight properties are classified as "Properties held for sale" in the Consolidated Balance Sheets and are included in the 17 Market Rate properties previously described as potential dispositions. These eight properties contributed approximately $578,090 and $1,087,883 to net income for the three and six months ended June 30, 2000, respectively.

Development: For the six month period ended June 30, 2000, the Company completed the construction and leasing of 160 units at three of the Company's development properties.

The Company is in the process of constructing or planning the construction of an additional 933 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Berkley Manor	Cranberry Twp., Pennsylvania	250	2001

Idlewylde-Phase II (49% owned	Atlanta, Georgia	535	2002
Joint Venture)

Village at Avon-Phase II	Avon, Ohio	148	2001
		933

Management Contract Cancellation

During 2000, the Company no longer manages the following properties:

Effective		Management	Approximate	Approximate	Approximate
Date of	Management	Contract	Management Fees	Loss of Management	Annualized Loss of
Termination	Company	Canceled	Earned During 2000	Fees During 2000	Management Fees

Market Rate Properties:
2/24/00	AEMC	Brookview Commons	$ 1,300	$ 11,500	$ 12,800
2/24/00	AEMC	Devonshire	$ 1,000	$ 3,000	$ 4,000

Commercial Properties:
2/21/00	AEMC	Mound Building	$ 1,000	$ 11,000	$ 12,000
4/1/00	AEMC	Cambridge Court	$18,800	$ 56,600	$ 75,400
4/1/00	AEMC	Eton Collection	$ 4,500	$ 13,500	$ 18,000

Additionally, the Company anticipates that the following management contracts on managed but non-owned properties may be canceled during 2000 primarily because of pending or proposed sales:

Effective			Approximate
Date of	Management	Managed	Management Fees
Termination	Company	Property	Earned During 2000

Market Rate Properties:
Undetermined	AERC	Americana (1/3 Joint Venture)	$ 68,800*
Undetermined	AERC	Gates Mills Towers (1/3 Joint Venture)	$104,500*
Undetermined	AERC	Watergate (1/3 Joint Venture)	$121,000*
Undetermined	AERC	Euclid House (1/3 Joint Venture)	$ 1,800*
Undetermined	AERC	College Towers (1/2 Joint Venture)	$ 43,800*
Undetermined	AERC	Richmond Park Apartments	$ 87,400*

*Net fees

Dividends:

On June 26, 2000, the Company declared a quarterly dividend of $0.25 per common share for the quarter ended June 30, 2000, which was paid on August 1, 2000 to shareholders of record on July 14, 2000. The $0.25 dividend represents an adjustment from the previous quarterly rate of $0.375 per share. The dividend adjustment coincides with steps the Company has taken in recent months to stabilize its operations and position the Company for future growth. These actions include restructuring the organization for greater efficiency, growing the Company's assets under management in its advisory business, and rebalancing the Company's portfolio through property sales and the investment of an additional $10 million over a two-year period in property upgrades representing an amount in excess of normal recurring capital expenditures. The Company's expectations are to achieve quarterly funds from operations per share by the end of the year that can be used as a basis for its future growth. On May 18, 2000, the Company declared a quarterly dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on June 15, 2000 to shareholders of record on June 1, 2000.

Cash flow sources and applications:

Net cash provided by operating activities decreased $9,247,000 from $20,252,000 to $11,005,000 for the six months ended June 30, 2000 when compared with the six months ended June 30, 1999. This decrease was primarily the result of decreases in net income as well as accounts payable and accrued expenses, funds held for non-owned managed properties and increases in accounts and notes receivable, other operating assets and liabilities and restricted cash.

Net cash flows used for investing activities of $9,304,800 for the six months ended June 30, 2000 were primarily used for the development of multifamily real estate and other capital expenditures.

Net cash flows used for financing activities of $36,768,700 for the six months ended June 30, 2000 were primarily used to repay the senior note which matured April 15, to repay amounts drawn on the Company's line of credit, to pay dividends on the Company's common and preferred shares, to purchase treasury shares and to pay principal payments on secured debt offset by borrowings on the Company's line of credit.

RESULTS OF OPERATIONS

Comparison of the quarter ended June 30, 2000 to the quarter ended June 30, 1999

In the following discussion of the comparison of the quarter ended June 30, 2000 to the quarter ended June 30, 1999, Market Rate properties refers to the Same Store Market Rate ("Same Store") and Acquired/Disposed property portfolios. Same Store properties represent 26 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 59 properties acquired in separate transactions or developed by the Company during 1994 through 1999. Acquired/Disposed properties refers to the newly constructed properties which have not reached 93% stabilized occupancy for an entire year, a repositioned property and the sale of the eight Market Rate operating properties during 1999.

Overall, total revenue increased $94,900 or 0.2% and total expenses increased $760,000 or 2.0% for the quarter ended June 30, 2000. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $12,035,100 or 120.6%.

During the quarter ended June 30, 2000, the Market Rate properties generated total revenues of $34,351,300 while incurring property operating and maintenance expenses of $15,398,600. Of these amounts, the Acquired/Disposed and Same Store properties contributed total revenues of $2,334,200 and $32,017,100, respectively, while incurring property operating and maintenance expenses of $919,700 and $14,478,900, respectively. The Affordable Housing properties generated total revenues of $2,475,800 while incurring property operating and maintenance expenses of $1,060,400 for the quarter ended June 30, 2000.

Rental Revenues:

Rental revenues increased $223,700 or 0.6% for the quarter. Rental revenues from the Acquired/Disposed properties decreased $480,800 for the quarter primarily as a result of the $1,818,700 of rental revenues contributed in 1999 by the eight properties that were sold during 1999. Occupancy and unit rents at the Same Store properties and Affordable Housing properties resulted in an increase of $789,100 or 2.6% and a decrease of $3,700 or 0.2%, respectively, in rental revenue from these properties. Additionally, for the quarter ended June 30, 1999, $116,900 of administrative fees were recognized by the Management and Service Operations. Beginning January 1, 2000, these fees are being recorded at the properties due to the decentralization of administrative functions to the properties.

Other Revenues:

Other income increased $154,800 or 21.5% for the quarter. The increase was due primarily to an increase in interest income on short term investments as the Company had more cash available to invest during the quarter ended June 30, 2000.

The Company recognized property and asset management fee revenues of $1,862,600 and $1,917,600, respectively, for the quarter ended June 30, 2000 and 1999, respectively. The decrease in property and asset management fee revenues was primarily due to the loss of management contracts and the sale of an advised property during 1999.

The Company recognized asset acquisition fee revenue of $121,700 for the quarter ended June 30, 1999. The fee relates to MIG acquiring a multifamily property on behalf of a pension fund client in May 1999.

Property operating and maintenance expenses:

Property operating and maintenance expenses decreased $124,600 or 0.7% for the quarter. Property operating and maintenance expenses at the Acquired/Disposed properties decreased $620,900 for the quarter due primarily to the operating and maintenance expenses incurred at the eight properties sold in 1999, which totaled $776,300 net of an increase in expenses incurred at properties previously under development of $155,400 for the quarter ended June 30, 2000. Property operating and maintenance expenses at the Same Store properties increased $455,000 or 3.2% when compared to the three months ended June 30, 1999 primarily due to increases in personnel, utilities, building and grounds repair and maintenance, and real estate and local taxes. Property operating and maintenance expenses at the Affordable Housing properties increased $41,200 or 4.0% for the quarter

Other expenses:

Depreciation and amortization increased $500,700 or 6.0% for the quarter primarily due to the increased depreciation expense recognized on the Acquired/Disposed properties and the amortization expense of the intangible assets associated with the contingent consideration payments related to the merger with MIGRA. The amortization expense related to the intangible assets is reflected as a charge to the Management and Service Operations.

General and administrative expenses decreased $1,106,500 or 23.6% for the quarter. This decrease was primarily attributable to a decrease in other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services. Additionally, during the second quarter of 1999, a severance benefit of $550,000 was paid to a former executive officer of the Company.

Interest expense increased $1,710,400 or 18.8% for the quarter primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 55 properties owned by REIT subsidiaries (24 financed during the first half of 1999 and 31 financed during the second half of 1999).

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

In the following discussion of the comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999, Market Rate properties refers to the Same Store Market Rate and Acquired/Disposed property portfolios. Same Store properties represents 26 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 57 properties acquired in separate transactions or developed by the Company during 1994 through 1999. Acquired/Disposed properties refers to a newly constructed property that has reached 93% stabilized occupancy but not for an entire year, the newly constructed properties that have not reached 93% stabilized occupancy for an entire year, two repositioned properties and the sale of the eight Market Rate operating properties during 1999.

Overall, total revenue increased $369,100 or 0.5% and total expenses increased $4,458,700 or 5.9% for the six month period ended June 30, 2000. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $19,841,500 or 134.1%.

During the six months ended June 30, 2000, the Market Rate properties generated total revenues of $67,611,800 while incurring property operating and maintenance expenses of $30,062,900. Of these amounts, the Acquired/Disposed and Same Store properties contributed total revenues of $5,434,200 and $62,177,600, respectively, while incurring property operating and maintenance expenses of $2,577,500 and $27,485,400, respectively. The Affordable Housing properties generated total revenues of $4,918,400 while incurring property operating and maintenance expenses of $2,068,800 for the six months ended June 30, 2000.

Rental Revenues:

Rental revenues increased $243,600 or 0.3% for the six month period. Rental revenues from the Acquired/Disposed properties decreased $1,195,100 for the six month period primarily as a result of the $3,871,000 of rental revenues contributed in 1999 by the eight properties that were sold during 1999. Occupancy and unit rents at the Same Store and Affordable Housing properties resulted in an increase of $1,594,100 or 2.7% and a decrease of $2,600, respectively, in rental revenue from these properties.

Other Revenues:

Other income increased $495,100 or 40.4% for the six months ended June 30, 2000 compared to June 30, 1999. The increase was due primarily to an increase in interest income on short term investments as the Company had more cash available to invest during the six months ended June 30, 2000.

The Company recognized property and asset management fee revenues of $3,667,300 and $3,799,200, for the six months ended June 30, 2000 and 1999, respectively. The decrease in property and asset management fee revenues was primarily due to the loss of management contracts and the sale of an advised property during 1999.

The Company recognized asset acquisition fee revenue of $121,700 for the six months ended June 30, 1999. The fee relates to MIG acquiring a multifamily property on behalf of a pension fund client in May 1999.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $166,000 or 0.5% for the six month period. Property operating and maintenance expenses at the Acquired/Disposed properties decreased $1,439,000 or 35.8% for the six month period due primarily to the operating and maintenance expenses incurred at the 8 properties sold in 1999, which totaled $1,624,000, net of an increase in expenses incurred at properties previously under development of $185,000 for the six months ended June 30, 2000. Property operating and maintenance expenses at the Same Store properties increased $1,628,900 or 6.3% when compared to the prior six month period primarily due to increases in personnel, utilities, building and grounds repair and maintenance, real estate taxes and local taxes. Property operating and maintenance expenses at the Affordable Housing properties increased $55,800 or 2.8% for the six month period due to an increase in other operating expenses.

Other expenses:

Depreciation and amortization increased $910,600 or 5.5% for the six months ended June 30, 2000 primarily due to the increased depreciation expense recognized on the Acquired/Disposed properties and the amortization expense of the intangible assets associated with the contingent consideration payments related to the merger with MIGRA. The amortization expense related to the intangible assets was reflected as a charge to the Management and Service Operations.

General and administrative expenses decreased $900,800 or 10.5% for the six months ended June 30, 2000. This decrease was primarily attributable to an increase in payroll and related expenses net of a decrease in other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services. During the second quarter of 1999, a severance benefit of $550,000 was paid to a former executive officer of the Company.

Interest expense increased $4,425,200 or 25.5% for the six months ended June 30, 2000 primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 55 properties owned by the REIT (24 were financed during the first half of 1999 and 31 were financed during the second half of 1999).

The Company recognized a charge for funds advanced to a non-owned property totaling $150,000 for the six months ended June 30, 1999. The Company is continuing its collection efforts in connection with this receivable.

The gain on sale of properties of $12,830,300 for 1999 resulted from the sale of five Market Rate operating properties.

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

Net (loss) income applicable to common shares:

Net (loss) income applicable to common shares is equal to net (loss) income less dividends on the preferred shares of $2,742,200.

Equity in net loss of joint ventures

The combined equity in net loss of joint ventures decreased $321,000 or 121.5% and $327,100 or 137.8% for the three and six months ended June 30, 2000 compared to 1999, respectively. The decrease was due primarily to a decrease in rental revenue combined with an increase in the costs of operations.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and six months ended June 30, 2000 and 1999.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2000	1999	2000	1999

Beneficial interests in
joint venture operations
Rental revenue	$1,652,584	$1,804,199	$3,324,478	$3,528,236
Cost of operations	1,162,439	968,992	2,304,637	2,057,098
	490,145	835,207	1,019,841	1,471,138
Interest income	20,199	8,057	23,208	11,309
Interest expense	(423,285)	(430,041)	(848,292)	(944,976)
Depreciation	(131,901)	(136,712)	(260,432)	(275,546)
Amortization	(12,024)	(12,405)	(24,047)	(24,555)
Net (loss) income	$ (56,866)	$ 264,106	$ (89,722)	$ 237,370

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

In the short term, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or stock repurchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

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

The Company completed implementation of a decentralized operating environment in 1999. Management of the properties is supervised by a team of four real estate professionals which consist of an executive officer and three regional vice presidents who together possess approximately 95 years or an average of approximately 24 years of experience in the property management industry.

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

Affordable Housing

The Company's portfolio currently includes 15 owned properties (comprised of 1,505 units), subject to regulation by HUD, which were in the portfolio prior to the IPO.

Although the rent growth of these properties is limited due to regulatory restrictions, these properties have provided a consistent return and stabilizing influence to the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 27 properties (5,257 units), owned by others, making the affordable housing area potentially lucrative across segments.

Notwithstanding the potential profitability associated with efficient management in the regulated environment, the Company continuously examines its ownership of all properties within the context of its overall portfolio strategy. There are no assurances that government policies affecting these properties will not change causing future results to differ materially from historical results.

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

Advisory Business: MIG's advisory business comprises a major component of the Company's overall growth strategy. A major focus of this business will be the acquisition of properties for separate account clients with discretionary and non-discretionary funds. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of pension fund clients. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets, while requiring less in capital resources from the Company than direct investment.

Another aspect of the advisory strategy is the opportunity to co-invest with institutional partners. This form of investment not only diversifies the owned portfolio across markets while creating operational efficiency, but also allows the Company to extend its investment and operational expertise to MIG's institutional clients. This distribution of experience and expertise provides acquisition, asset management, property management and incentive fees to the Company which benefits its shareholders.

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

Strategic Initiatives

The Company 's strategic initiatives for 2000 include:

1. Increase risk-adjusted performance of the portfolio. Performance improvement will be sought through active portfolio management including dispositions of non-strategic assets. Heavy emphasis will be placed on rebalancing the portfolio.

Dispositions: The Company is actively marketing 25 properties comprised of five of its joint venture properties (four Market Rate properties and one Affordable Housing property), one of its Affordable Housing properties, two of its congregate care properties and 17 Market Rate properties. On July 31, 2000, two of the Market Rate properties located in Ohio which relate to the December 31, 1999 transaction (previously described) were recognized as sales under GAAP. During the third quarter of 2000, another property related to the December 31, 1999 transaction is expected to be recognized as a sale under GAAP. Additionally, during the second quarter of 2000, the Company entered into a contract to sell one Northeast Ohio Market Rate property. All of these properties are included in the 17 Market Rate properties currently being marketed. In the short term, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or stock repurchase. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Co-investment: The Company will continue to increase emphasis on MIG's advisory business, which includes pursuing co-investment opportunities with institutional pension fund clients. These co-investments will include both purchase and development opportunities with an emphasis on separate account clients with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek high yields anticipated with development. The expected equity investment is approximately 25-50% from AERC and approximately 50-75% from institutional investors.

Management believes this co-investment program may allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily management.

Capital Expenditures: In 1999 the Company undertook a two year initiative to improve the properties in order to increase value and move price points. During 1999, approximately $13 million in capital improvements were performed. This program continues into 2000, with the expectation of an approximate additional $13.3 million to be spent on property improvements which should be completed by the end of the year.

2. Restructure organization for efficiency. Now that the property managers operate in a decentralized environment, with improved technology and processes, the Company will focus it efforts on streamlining its corporate organization to take advantage of the efficiencies that have been created by decentralization.

General & Administrative: The Company recently announced a plan to identify and eliminate approximately $3,000,000 on an annualized basis in general and administrative expenses during 2000. Implementation of changes to effect this reduction are currently underway and include reorganization of departments to reassign personnel, reduction in fees paid to outside consultants and the further automation of processes to create efficiencies.

Technology: The Company is currently in the process of moving its reporting systems and application processes to a web based system which will result in a more seamless integration of all business processes and wider, quicker dissemination of corporate and property information. It is further anticipated that the corporate Intranet, which is primarily currently used by employees, will be further developed to provide controlled public access to current and prospective residents, clients and vendors and thereby provide more efficient ways to execute transactions and share information.

3. Grow assets under management in the advisory business. In addition to the co-investment opportunities described in the portfolio performance strategy that arise from our institutional relationships, the Company is focused on expanding the portfolio of advised clients. Growth in this aspect of the Company requires limited incremental capital.

Currently, acquisition allocations stand at approximately $243 million. During the year, the Company will seek to invest this allocation to grow the assets under management.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2000, the Company had $1.8 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

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

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amount of the swaps was approximately $65.4 million. The fixed rate on the hedged loans is 7.08% and the floating rate on these hedged loans was approximately 6.64% at June 30, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of certain fixed rate loans. The first swap was effective March 1, 2000 and the second swap was effective March 10, 2000. For the three and six months ended June 30, 2000, the Company recognized a credit to interest expense of $121,134 and $169,676, respectively.

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

	June 30, 2000								December 31, 1999
								Fair Market		Fair Market
Long term debt	2000	2001	2002	2003	2004	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$2,663,217	$16,722,369	$6,060,334	$6,548,035	$6,971,854	$526,709,369	$565,675,178	$535,512,537	$568,150,174	$540,199,775
Weighted average interest rate	7.76%	7.71%	7.71%	7.71%	7.71%	7.70%	7.76%		7.76%

MTN's	-	604,000	-	-	105,000	-	709,000	704,288	709,000	705,980
Weighted average interest rate	-	7.26%	-	-	6.88%	-	7.23%		7.23%

Senior notes	-	-	-	-	-	-	-	-	8,540,715	8,707,042
Weighted average interest rate	-	-	-	-	-	-	-		8.38%
Total fixed rate debt	$2,663,217	$17,326,369	$6,060,334	$6,548,035	$7,076,854	$526,709,369	$566,384,178	$536,216,825	$577,399,889	$549,612,797

Variable:
LIBOR based credit facility**	$6,000,000	$ -	$ -	$ -	$ -	$ -	$ 6,000,000	$ 6,000,000	$ -	$ -
Variable rate mortgage debt	31,611	1,724,328	-	-	-	-	1,755,939	1,755,939	1,786,015	1,786,015
	10.0%	10.0%	-	-	-	-	10.0%	-	10.0%
Total variable rate debt	$6,031,611	$ 1,724,328	$ -	$ -	$ -	$ -	$ 7,755,939	$ 7,755,939	$ 1,786,015	$ 1,786,015
Total long term debt	$8,694,828	$19,050,697	$6,060,334	$6,548,035	$7,076,854	$526,709,369	$574,140,117	$543,972,764	$579,185,904	$551,398,812

Interest Rate Swaps:
Notional	$ 261,523	$ 569,339	$ 615,323	$ 665,025	$ 704,437	$ 62,481,176	$ 65,296,823	$ 114,000	$ -	$ -
Average interest rate	*	*	*	*	*	*	*	-	-	-

*The average interest rate represents the difference between the fixed rate of 7.08% and the one month LIBOR rate.

**LIBOR based credit facility matures October 31, 2000; however, the Company has the right to extend the maturity for one year.

Sensitivity Analysis

The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $577.5 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

Expected Property Sales

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The Company will continue to manage the properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. Two of these properties were resold on July 31, 2000, and accordingly, the property sales were recognized for GAAP purposes. The net proceeds were used to repay the respective fixed rate debt relating to those properties. Additionally, another property related to the December 31, 1999 transaction is expected to be sold during the third quarter of 2000 . These eight properties are classified as "Properties held for sale" in the Consolidated Balance Sheets and are included in the 17 Market Rate properties previously described as potential dispositions.

Other

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Deerwood

A lawsuit is pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. (MIG's predecessor company) involving a claim for contribution and indemnity arising out of MIG Realty Advisors, Inc. having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. The advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineering during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIG Realty Advisors, Inc., alleging that MIG Realty Advisors was responsible for the conduct of the due diligence investigation and consequently MIG Realty Advisors, rather than the engineer was responsible for any damages suffered by the advisory client. The third party complaint does not specify the amount of damages being claimed, but rather seeks contribution and indemnity for any judgment rendered against the consulting engineer arising out of the complaint against it filed by the advisory client. The Company is vigorously defending against the claims brought by the consulting engineer in the third party complaint. The Company cannot predict the final outcome of this dispute, but does not believe that it will suffer any material liability from this suit.

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation. C:\200010q\2q00\JUN00Q.WPD

							For the three months ending				For the three months ending
							June 30, 2000				June 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

MARKET RATE
Acquired Properties
Michigan
Arbor Landings Expansion	01/01/00	Ann Arbor	Garden	160	1999	1,113	95.7%	96.3%	$961	$.86	N/A	N/A	N/A	N/A

Northeastern Ohio
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	288	1999	1,131	93.7%	96.9%	$1,002	$0.89	N/A	96.9%	$976	$0.86
				448		1,125	94.4%	96.7%	$ 988	$0.88	N/A	96.9%	$976	$0.86

Repositioned Properties
Woodlands of North Royalton
fka Somerset West (a)	IPO	North Royalton	Gdn/Tnhms	197	1982	1,038	89.0%	98.0%	$ 691	$0.67	90.0%	98.0%	$708	$0.68

CORE PORTFOLIO PROPERTIES
Market rate
Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	85.4%	88.7%	$ 819	$0.83	87.9%	87.7%	$843	$0.86

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	95.6%	100.0%	$ 756	$0.56	94.4%	96.1%	$727	$0.54
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	97.3	97.3	803	0.69	91.3	92.0	788	0.68
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	83.0	82.7	481	0.70	88.2	96.4	472	0.69
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	96.1	99.1	710	0.70	92.6	97.5	708	0.70
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	93.0	98.1	543	0.60	87.3	92.3	530	0.59
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	96.1	93.9	584	0.70	97.3	97.5	559	0.67
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	95.1	93.4	818	0.74	91.9	98.7	781	0.70
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	93.9	97.4	575	0.73	93.1	97.9	555	0.70
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	90.6	90.2	525	0.68	92.5	97.6	515	0.67
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	98.1	100.0	527	0.69	95.2	95.5	512	0.67
Muirwood Village at Mt. Sterling	03/03/94	Mt. Sterling	Ranch	48	1990	769	97.6	83.3	487	0.63	92.2	89.6	488	0.64
Muirwood Village at Zanesville	03/07/94	Zanesville	Ranch	196	1991-95	769	94.6	93.4	528	0.69	92.7	96.9	520	0.68
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhm	102	1997	1,110	95.7	100.0	712	0.64	93.1	100.0	744	0.67
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	93.1	98.8	552	0.61	91.3	94.9	541	0.60
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	96.4	93.7	716	0.72	96.3	96.8	711	0.71
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	92.8	98.9	752	0.71	90.4	91.7	743	0.70
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	92.4	96.3	773	0.65	92.5	96.3	749	0.63
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	92.6	92.1	760	0.65	92.7	95.9	752	0.65
Sheffield at Sylvan	03/03/94	Circleville	Ranch	136	1989	791	96.8	100.0	525	0.66	98.2	99.3	516	0.65
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	92.4	94.5	573	0.75	94.3	99.2	550	0.72
The Residence at Newark	03/03/94	Newark	Ranch	112	1993-94	868	95.2	95.5	576	0.66	96.1	94.6	573	0.66
The Residence at Washington	02/01/96	Wash. Ct. House	Ranch	72	1995	862	97.1	94.4	533	0.62	97.0	94.4	522	0.61
Wyndemere	09/21/94	Franklin	Ranch	128	1991-95	768	96.5	97.7	553	0.72	97.1	95.3	546	0.71
				3,901		940	94.1%	95.5%	$635	$0.68	93.2%	96.1%	$620	$0.66

							For the three months ending				For the three months ending
							June 30, 2000				June 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	95.2%	97.0%	$682	$0.82	95.8%	97.0%	$659	$0.79

Florida
Cypress Shores	02/03/98	Coconut Creek	Garden	300	1991	991	88.6%	87.3%	$ 897	$0.91	90.4%	94.3%	$ 868	$0.88
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	91.5	92.4	1,085	0.96	91.2	92.4	1,039	0.92
				668		1,069	90.3%	90.1%	$1,000	$0.94	90.9%	93.3%	$ 960	$0.90
Georgia
The Falls	02/03/98	Atlanta	Garden	520	1986	963	86.6%	91.2%	$732	$0.76	79.9%	89.8%	$728	$0.76
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	83.0	91.4	860	1.27	92.6	99.5	809	1.19
				706		888	85.5%	91.2%	$766	$0.86	83.5%	92.4%	$749	$0.84
Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	94.5%	96.9%	$747	$0.77	95.4%	91.2%	$738	$0.76
Steeplechase at Shiloh Crossing Apts	08/11/98	Indianapolis	Garden	264	1998	929	76.0	87.1	758	0.82	76.9	85.6	765	0.82
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	91.9	95.9	799	0.81	93.7	98.3	796	0.81
				836		964	87.7%	93.4%	$772	$0.80	87.8%	92.3%	$768	$0.80
Maryland
Reflections	02/03/98	Metro D.C.	Garden	184	1985	1,020	94.7%	93.5%	$943	$0.92	95.2%	96.7%	$903	$0.89
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	94.1	97.0	974	0.77	90.1	95.5	936	0.74
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	94.6	96.3	864	1.06	96.3	96.9	809	0.99
				668		962	94.5%	95.7%	$908	$0.94	94.6%	96.6%	$860	$0.89
Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	168	1990	1,116	96.4%	97.0%	$937	$0.84	92.5%	96.4%	$917	$0.82
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	98.5	99.3	579	0.73	97.0	98.6	559	0.71
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	96.3	97.7	644	0.76	96.9	99.1	627	0.74
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	97.9	98.5	728	0.76	97.0	97.5	703	0.74
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	89.6	96.5	609	0.71	98.8	99.3	565	0.66
Georgetown Park Apartments	12/28/94	Fenton	Garden	360	1987-96	1,005	87.1	91.4	709	0.71	87.3	95.3	677	0.67
Georgetown-Phase II	02/01/99	Fenton	Garden	120	1998	1,269	85.8	85.0	818	0.64	96.9	96.7	762	0.60
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	90.6	94.7	657	0.69	86.7	86.3	773	0.81
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	95.9	99.8	851	0.81	96.8	98.0	818	0.78
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	99.3	99.4	539	0.66	97.8	98.2	507	0.62
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	97.5	97.8	857	0.96	94.6	98.2	825	0.92
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	98.3	99.6	681	0.71	95.2	98.8	674	0.70
				2,728		969	94.5%	96.8%	$736	$0.76	94.5%	96.9%	$705	$0.73
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	77.9%	87.0%	$791	$0.81	84.0%	90.2%	$776	$0.79

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	96.5%	100.0%	$665	$0.72	93.4%	97.9%	$643	$0.70
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	97.2	100.0	431	0.74	97.1	98.8	421	0.72
Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	85.5	89.1	673	0.77	89.4	96.5	680	0.78
Holly Park	IPO	Kent	Garden	192	1990	875	97.5	100.0	736	0.84	97.7	99.0	712	0.81
Huntington Hills	IPO	Stow	Townhomes	85	1982	976	97.3	98.8	676	0.69	94.5	97.6	680	0.70
Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	95.7	95.8	725	0.73	95.0	98.4	709	0.71
Pinecrest	IPO	Broadview Hts.	Garden	96	1987 r	598	90.6	96.9	469	0.78	96.7	97.9	466	0.78
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	91.6	96.8	584	0.67	96.0	97.6	583	0.67

							For the three months ending				For the three months ending
							June 30, 2000				June 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

The Triangle (b)	IPO	Cleveland	High Rise	273	1989	616	97.4	86.1	990	1.61	97.8	96.3	955	1.55
Timbers	IPO	Broadview Hts.	Garden	96	1987-89	930	83.2	81.3	713	0.77	93.6	95.8	691	0.74
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	97.3	99.1	810	0.81	95.6	96.3	783	0.78
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	89.6	97.1	815	0.82	96.2	100.0	775	0.78
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	86.1	98.1	874	0.93	92.5	98.1	879	0.94
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	99.8	100.0	852	0.85	99.4	100.0	833	0.83
Winchester Hills I (c)	IPO	Willoughby Hills	High Rise	362	1972	822	77.8	81.2	612	0.74	94.4	98.3	563	0.69
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	76.1	79.0	613	0.75	90.3	98.3	588	0.72
				3,202		838	89.3%	91.7%	$687	$0.82	94.4%	97.8%	$657	$0.78
Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	93.5%	96.5%	$660	$0.81	91.8%	95.6%	$635	$0.78
Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	96.0	90.9	629	0.55	93.4	97.7	584	0.51
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	96.7	95.5	659	0.61	93.4	93.5	616	0.57
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	97.1	100.0	617	0.66	91.4	98.0	589	0.63
				1,060		981	95.7%	96.2%	$651	$0.66	92.9%	95.1%	$615	$0.63

Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	80.1%	90.4%	$ 735	$0.96	82.4%	84.4%	$ 729	$0.95

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	89.8%	96.2%	$ 923	$0.91	90.8%	92.3%	$931	$ 0.91
Core Market Rate				15,055		927	91.4%	94.1%	$ 719	$0.78	92.0%	95.5%	$694	$ 0.74

AFFORDABLE HOUSING-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	100.0%	100.0%	$ 590	$1.00	100.0%	100.0%	$ 585	$0.99
Hillwood I	IPO	Akron	High Rise	100	1976	570	97.9	100.0	609	1.07	99.3	100.0	605	1.06
Puritas Place (d)	IPO	Cleveland	High Rise	100	1981	518	99.1	98.0	778	1.50	100.0	100.0	793	1.53
Riverview	IPO	Massillon	High Rise	98	1979	553	100.0	99.0	599	1.08	97.0	100.0	602	1.09
State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	100.0	97.2	614	0.82	100.0	100.0	619	0.83
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	100.0	97.9	664	0.83	100.0	97.9	647	0.81
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	100.0	99.5	586	1.02	98.7	100.0	596	1.03
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	99.8	100.0	657	1.02	100.0	100.0	658	1.03
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	100.0	100.0	603	1.09	100.0	100.0	602	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	100.0	98.0	581	1.04	100.0	99.0	576	1.03
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	94.4	97.1	789	1.12	94.9	100.0	822	1.17
				1,095		602	99.7%	99.2%	$ 634	$1.05	99.6%	99.8%	$ 638	$1.06
AFFORDABLE HOUSING-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	98.5%	100.0%	$ 689	$0.84	100.0%	100.0%	$ 674	$0.82
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	93.7	98.0	601	0.80	97.8	98.0	568	0.75
				201		770	95.0%	98.5%	$ 623	$0.81	99.6%	98.5%	$ 594	$0.77
				1,296		628	99.0%	99.1%	$ 632	$1.01	99.6%	99.6%	$ 631	$1.00
CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	79.9%	82.5%	$1,021	$1.42	90.6%	91.7%	$ 916	$1.27
The Oaks	IPO	Westlake	Garden	50	1985	672	80.7	80.0	1,094	1.63	93.4	98.0	1,075	1.60
				170		707	80.1%	81.8%	$1,042	$1.47	92.2%	93.5%	$ 962	$1.36
				16,521		901	91.7%	94.3%	$ 715	$0.79	92.6%	95.8%	$ 682	$0.76

							For the three months ending				For the three months ending
							June 30, 2000				June 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Joint Venture Properties
Northeastern Ohio
Market rate
Americana	IPO	Euclid	High Rise	738	1968	803	87.3%	87.3%	$ 500	$0.62	92.1%	96.5%	$ 481	$0.60
College Towers	IPO	Kent	Mid Rise	380	1969	662	95.3	94.2	431	0.65	94.1	90.3	418	0.63
Euclid House	IPO	Euclid	Mid Rise	126	1969	654	88.5	92.1	452	0.69	92.6	96.0	443	0.68
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	760	1969	856	88.4	91.4	689	0.80	92.2	96.5	694	0.81
Highland House	IPO	Painesville	Garden	36	1964	539	100.0	100.0	436	0.81	97.2	97.2	428	0.79
Watergate	IPO	Euclid	High Rise	949	1971	831	82.4	89.3	546	0.66	89.4	95.0	546	0.66
				2,989		789	87.5%	90.2%	$ 544	$0.69	91.8%	95.2%	$ 533	$0.68
AFFORDABLE HOUSING-FAMILY
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	96.6%	100.0%	$ 673	$0.86	99.7%	99.1%	$ 670	$0.85
Total Joint Venture				3,097		789	88.1%	90.5%	$ 550	$0.70	92.3%	95.4%	$ 539	$0.68
Core				19,618		870	91.5%	93.7%	$ 705	$0.81	92.7%	95.7%	$ 682	$0.77
Portfolio average				20,263		878	91.6%	93.8%	$ 711	$0.81	92.6%	95.7%	$ 692	$0.78

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

R = Rehabilitated

HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. Effective January 1, 2000, NAREIT has redefined FFO which the Company has adopted and accordingly, has restated the prior period FFO. FFO is defined as the inclusion of all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under generally accepted accounting principles ("GAAP") and gains and losses from sales of depreciable operating property. Non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow ("DCF") is calculated as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and DCF should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and six month periods ended June 30, 2000 and 1999 are summarized in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2000	1999	2000	1999

Net (loss) income applicable to common shares	$(2,056)	$ 9,979	$(5,044)	$14,797

Depreciation on real estate assets:
Wholly owned properties	7,672	7,076	15,195	14,180
Joint venture properties	132	136	260	276
Amortization of intangible assets	404	155	807	345
Extraordinary item - loss	-	1,809	-	1,809
Cumulative effect of a change in accounting principle	-	-	-	(4,320)
Gain on sale of properties	-	(12,830)	-	(12,830)
Funds From Operations	6,152	6,325	11,218	14,257

Depreciation - other assets	508	810	983	1,467
Amortization of deferred financing fees	257	300	556	638
Fixed asset additions	(2,551)	(2,632)	(6,316)	(4,112)
Fixed asset additions - joint venture properties	(927)	(75)	(1,666)	(244)
Distributable Cash Flow	$3,439	$ 4,728	$4,775	$12,006

Weighted average shares - Basic	19,611	22,385	19,936	22,532
- Diluted	19,611	22,385	19,936	22,532

PART II

OTHER INFORMATION

Except to the extent noted below, the items required in Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 1998, the Company consummated the merger of MIG Realty Advisors, Inc. ("MIGRA"). Pursuant to the merger agreement, the MIGRA shareholders were entitled to receive additional contingent consideration in the form of Common Shares if certain performance criteria were achieved.

On June 30, 2000, the third anniversary of the merger, the Company issued 216,911 Common Shares to the MIGRA shareholders in payment of contingent consideration. Pursuant to the terms of the merger agreement, 127,620 Common Shares were issued at a price of $6.84 (the average closing price of the Common Shares for the 20 days preceding the date the consideration was paid) and 89,261 Common Shares were issued at a price of $23.63 (the average closing price of the Common Shares for the 20 days preceding the date the merger agreement was executed). The issuance on June 30, 2000 represented the final payment to MIGRA shareholders under the merger agreement.

The Company issued the Common Shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the securities were not issued in transactions involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 17, 2000, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:

		For	Withhold Authority

(a)	The election of the following directors:

	Albert T. Adams	15,265,868.325	505,496.513
	James M. Delaney	15,269,783.325	501,581.513
	Jeffrey I. Friedman	15,187,863.444	583,501.394
	Gerald C. McDonough	15,272,396.325	498,968.513
	Mark L. Milstein	15,212,455.325	558,909.513
	Frank E. Mosier	15,261,587.008	509,777.830
	Richard T. Schwarz	15,271,921.325	499,443.513
	Louis E. Vogt	15,279,675.325	491,689.513
	Larry E. Wright	15,272,813.325	498,551.513

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.
4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.7	$75 Million 8-3/8% Senior Note due April 15, 2000	Exhibit 4.7 to Form 10-Q filed May 11, 1995.

4.8e	Credit Agreement dated June 30, 1998, by and among Associated Estates Realty Corporation, as Borrower; the banks and lending institutions identified therein as Banks; National City Bank, as Agent and Bank of America National Trust and Savings Association, as Documentation Agent.	Exhibit 4.8e to Form 10-Q filed August 14, 1998.

4.8f	First Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower; National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and First Merit Bank, N.A. and Southtrust Bank, N.A. as the New Banks.	Exhibit 4.8f to Form 10-Q filed November 16, 1998.

4.8g	Second Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent for itself and on behalf of the Existing Banks and National City Bank, Bank of America National Commerzbank Aktiengesellschaft.	Exhibit 4.8g to Form 10Q filed November 16, 1998.

4.8h	Third Amendment to Credit Agreement by and among Associated Estates Realty Corporation, as Borrower, National City Bank, as Managing Agent, Bank of America National Trust & Savings Association, as Documentation Agent and the banks identified therein.	Exhibit 4.8h to Form 10-K filed March 30, 1999.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.12	Ten Million Dollar 7.10% Senior Notes Due 2002.	Exhibit 4.12 to Form 10-K filed March 28, 1996.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-K filed March 15, 2000.

4.13a	First Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed herewith

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release dated January 8, 1999 by and between the Company and Dennis W. Bikun.	Exhibit 10.17 to Form 10-Q filed May 17, 1999.

10.18	Separation Agreement and Release dated June 30, 1999 by and between the Company and Larry E. Wright.	Exhibit 10.18 to Form 10-Q filed August 13, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank.	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

27	Financial Data Schedule	Exhibit 27 filed herewith.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 8, 2000	/s/ Kathleen L. Gutin
(Date)	Kathleen L. Gutin, Vice President, Chief Financial
Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 8, 2000

(Date) Kathleen L. Gutin, Vice President, Chief Financial Officer

and Treasurer