Form 10-Q
period 2000-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2000-11-09
CIK 911635

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes [ x ] No [ ]

Number of shares outstanding as of November 9, 2000: 19,333,584 shares

ASSOCIATED ESTATES REALTY CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page
ITEM 1	Condensed Financial Statements

	Consolidated Balance Sheets as of
	September 30, 2000 and December 31, 1999	3

	Consolidated Statements of Income for the three and
	nine month periods ended September 30, 2000 and 1999	4

	Consolidated Statements of Cash Flows for the nine
	month periods ended September 30, 2000 and 1999	5

	Notes to Financial Statements	6

ITEM 2	Management's Discussion and Analysis of Financial	22
	Condition and Results of Operations

PART II - OTHER INFORMATION
ITEM 6	Exhibits and Reports on Form 8-K	46

SIGNATURES		50

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999
ASSETS	(Unaudited)
Real estate assets
Land	$ 91,980,241	$ 91,015,251
Buildings and improvements	804,602,384	791,312,600
Furniture and fixtures	32,893,289	32,783,385
	929,475,914	915,111,236
Less: accumulated depreciation	(180,158,496)	(160,216,690)
	749,317,418	754,894,546
Construction in progress	10,685,651	22,177,579
Real estate, net	760,003,069	777,072,125
Properties held for sale, net of accumulated depreciation	12,721,351	18,475,144
Cash and cash equivalents	5,794,404	36,384,837
Restricted cash	14,248,389	14,149,514
Accounts and notes receivable
Rents	896,935	883,881
Affiliates and joint ventures	12,352,986	9,537,737
Other	4,383,301	5,850,696
Intangible and other assets, net	20,526,595	20,455,766
	$830,927,030	$882,809,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$568,867,029	$569,936,189
Unsecured debt	709,000	9,249,715
Total indebtedness	569,576,029	579,185,904
Accounts payable and accrued expenses	19,982,005	22,281,098
Dividends payable	4,833,677	-
Resident security deposits	5,453,180	5,454,435
Funds held on behalf of managed properties
Affiliates and joint ventures	7,054,278	8,041,958
Other	2,189,962	3,086,379
Accrued interest	2,815,004	3,108,460
Accumulated losses and distributions of joint ventures
in excess of investment and advances	6,948,478	11,513,261
Total liabilities	618,852,613	632,671,495

Operating partnership minority interest	11,520,300	11,956,174

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250,000	56,250,000
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,984,864 and 22,716,720 issued
and 19,338,684 and 21,172,340 outstanding at
September 30, 2000 and December 31, 1999, respectively	2,298,486	2,271,671
Paid-in capital	281,078,551	278,056,478
Accumulated dividends in excess of net income	(105,359,304)	(82,442,424)
Accumulated other comprehensive income	(5,250)	(5,250)
Less: Treasury shares, at cost, 3,646,180 and 1,544,380 shares
at September 30, 2000 and December 31, 1999, respectively	(33,708,366)	(15,948,444)
Total shareholders' equity	200,554,117	238,182,031
	$830,927,030	$882,809,700

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2000	1999	2000	1999
Revenues
Rental	$36,601,663	$36,095,361	$108,323,022	$107,572,362
Property management fees	1,317,722	1,287,100	3,801,583	3,912,195
Asset management fees	729,030	611,418	1,912,502	1,785,545
Asset acquisition fees	351,600	-	351,600	121,680
Asset disposition fees	-	127,500	-	132,542
Painting services	493,483	360,316	1,118,605	1,096,421
Other	847,946	773,097	2,583,245	2,014,416
	40,341,444	39,254,792	118,090,557	116,635,161
Expenses and charges
Property operating and maintenance	16,549,137	16,605,588	48,680,833	48,625,923
Depreciation and amortization	8,928,056	8,985,719	26,443,593	25,590,626
Painting services	421,601	376,992	1,144,704	1,092,267
General and administrative	3,416,048	3,630,868	11,077,444	12,138,825
Charge for funds advanced to non-owned property	-	-	-	150,000
Interest expense	10,900,346	10,089,051	32,681,649	27,445,198
Total expenses and charges	40,215,188	39,688,218	120,028,223	115,042,839
Income (loss) before gain on sale of properties,
equity in net (loss) income of joint ventures,
minority interest, extraordinary item and cumulative
effect of a change in accounting principle	126,256	(433,426)	(1,937,666)	1,592,322
Gain on sale of properties	8,536,327	1,049,675	8,536,327	13,880,003
Equity in net (loss) income of joint ventures	(18,081)	106,126	(107,803)	343,495
Minority interest in operating partnership	(128,341)	(88,183)	(276,804)	(152,704)
Income before extraordinary item and
cumulative effect of a change in accounting principle	8,516,161	634,192	6,214,054	15,663,116
Extraordinary item-extinguishment of debt	-	-	-	(1,808,742)
Cumulative effect of a change in accounting principle	-	-	-	4,319,162
Net income	$ 8,516,161	$ 634,192	$ 6,214,054	$ 18,173,536

Net income (loss) applicable to common shares	$ 7,145,053	$ (736,916)	$ 2,100,736	$ 14,060,218

Earnings per common share - basic:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting principle	$ .36	$ (.03)	$ .11	$ .52
Extraordinary item	$ -	$ -	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net income (loss)	$ .36	$ (.03)	$ .11	$ .63

Earnings per common share - diluted:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting principle	$ .36	$ (.03)	$ .11	$ .52
Extraordinary item	$ -	$ -	$ -	$ (.08)
Cumulative effect of a change in accounting principle	$ -	$ -	$ -	$ .19
Net income (loss)	$ .36	$ (.03)	$ .11	$ .63

Pro forma amounts assuming the new
capitalization policy is applied retroactively:
Effect of new capitalization policy	$ -	$ -	$ -	$ (4,319,162)
Net income	$ -	$ -	$ -	$ 13,854,374
Net income applicable to common shares	$ -	$ -	$ -	$ 9,741,056
Earnings per common share - basic:
Effect of new capitalization policy	$ -	$ -	$ -	$ (.19)
Net income applicable to common shares	$ -	$ -	$ -	$ .44
Earnings per common share - diluted:
Effect of new capitalization policy	$ -	$ -	$ -	$ (.19)
Net income applicable to common shares	$ -	$ -	$ -	$ .44

Dividends declared per common share	$ .25	$ -	$ .875	$ .75

Weighted average number of common
shares outstanding - Basic	19,723,948	21,616,511	19,863,130	22,223,514
- Diluted	19,734,177	21,616,511	19,876,884	22,225,129

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

(UNAUDITED)

	2000	1999
Cash flow from operating activities:
Net income	$ 6,214,054	$18,173,536
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	26,443,593	25,590,626
Cumulative effect of a change in accounting principle	-	(4,319,162)
Loss on extinguishment of debt	-	1,808,742
Gain on sale of operating properties	(8,536,327)	(13,880,003)
Equity in net loss (income) of joint ventures	107,803	(343,495)
Earnings distributed from joint ventures	-	466,409
Net change in assets and liabilities:
- Accounts and notes receivable	1,454,341	(1,213,536)
- Accounts and notes receivable of affiliates and joint ventures	(2,815,249)	3,385,761
- Accounts payable and accrued expenses	(2,230,717)	6,558,524
- Other operating assets and liabilities	(1,114,933)	(2,303,463)
- Restricted cash	(98,875)	(3,220,700)
- Funds held on behalf of managed properties	(987,680)	(1,119,444)
- Funds held on behalf of managed properties of affiliates and
joint ventures	(896,417)	(1,181,295)
Total adjustments	11,325,539	10,228,964
Net cash flow provided by operations	17,539,593	28,402,500

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(17,426,654)	(33,219,709)
Net proceeds received from sale of operating properties	12,433,347	29,978,572
Net proceeds received from sale of operating properties held in escrow	-	(13,357,277)
Operating partnership minority interest	(144,270)	-
Distributions from joint ventures	1,590,862	67,320
Net cash flow used for investing activities	(3,546,715)	(16,531,094)

Cash flow from financing activities:
Principal payments on secured debt	(3,783,132)	(1,588,950)
Principal payment on senior note	(8,543,000)	-
Principal payment on medium-term note	-	(20,000,000)
Proceeds from secured debt, net of required escrow deposits
of $3,483,683 at September 30, 1999	9,800,000	296,500,000
Lines of Credit borrowings	34,764,243	310,200,000
Lines of Credit repayments	(34,764,243)	(536,646,565)
Deferred financing costs	-	(6,353,780)
Common share dividends paid and operating partnership distributions	(20,183,933)	(27,057,496)
Preferred share dividends paid	(4,113,324)	(4,113,318)
Purchase of treasury shares	(17,759,922)	(12,299,968)
Net cash flow used for financing activities	(44,583,311)	(1,360,077)
(Decrease) increase in cash and cash equivalents	(30,590,433)	10,511,329
Cash and cash equivalents, beginning of period	36,384,837	1,034,655
Cash and cash equivalents, end of period	$ 5,794,404	$11,545,984

Supplemental disclosure of cash flow information:
Issuance of common shares in connection with the first and second anniversary payments of the MIGRA merger at September 30, 2000
and 1999, respectively	$ 2,982,796	$ 872,935
Dividends declared but not paid	4,833,677	28,126
Cash paid for interest (including capitalized interest)	33,779,160	30,088,617
Contribution of land to joint venture	4,603,221	-
Adjustment of operating partnership minority interest	291,604	-
Transfer of debt at time of sale of operating property	7,086,029	-

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

The Company's portfolio at September 30, 2000 consists of a total of 135 properties of which 81 (66 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; nine properties in which the Company is a joint venture partner (one Market Rate property 66-2/3% owned; four Market Rate properties 33-1/3% owned; two Market Rate properties 50% owned; one Affordable Housing property 50% owned; and one Market Rate property 49% owned) and 45 non-owned properties (of which one is a commercial property) managed by the Company or one of its Service Companies which provide property and asset management, investment advisory, painting and computer services to both owned and non-owned properties. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

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

The Company entered into an Operating Partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units and D and E OP units were exchanged into Class A OP units during the second quarter of 1999 and 2000, respectively. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one-basis or the cash equivalent amount. In August 2000, 19,662 of the Class A OP units were exchanged for cash in the amount of $144,270 which represented a value of $7.34 per unit. These units had a recorded amount of $435,874 when issued. The difference of the cash paid and the recorded amount was $291,604 which reduced the value of the related real estate accordingly. The Class A OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $128,341, $88,183, $276,804 and $152,704 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A OP unitholders allocated share of net income, for the three and nine months ended September 30, 2000 and 1999, respectively.

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

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective for fiscal years beginning after June 15, 2000. Although the statement allows for early adoption in any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is believed to be immaterial by the Company.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY OF MULTIFAMILY PROPERTIES

Development Activity

Construction in progress, including the cost of land, for the development of multifamily properties was $10,685,651 and $22,177,579 at September 30, 2000 and December 31, 1999, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $823,080 and $2,644,877 during the nine month periods ended September 30, 2000 and 1999, respectively. For the nine month period ended September 30, 2000, the construction and leasing of 212 units at three properties were completed at a total cost of $12.5 million. The following schedule details construction in progress at September 30, 2000:

			Placed in
(dollars in thousands)	Number	Costs	Service	September 30, 2000		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	9/30/00	Cost	Cost	Completion

AVON, OHIO
Village at Avon - Phase II	148	$ 7,365	$ 3,519	$ 496	$3,350	2001

CRANBERRY TWP., PENNSYLVANIA
Berkley Manor	252	3,124	-	2,485	639	2001

Other	-	3,716	-	1,496	2,220
Total of owned properties	400	14,205	3,519	4,477	6,209

ATLANTA, GEORGIA
ldlewylde - Phase II
(49% owned Joint Venture)	535	5,113	-	4,603	510	2002
	935	$19,318	$3,519	$9,080	$6,719

Acquisition Activity

On May 15, 2000, the Company and one of MIG's advisory clients completed a joint venture agreement for a newly developed 308 unit multifamily Market Rate property and the adjacent land located in Atlanta, Georgia. The Company contributed land of $4.6 million and cash of $795,000 for its proportionate share in the joint venture. The contributed land is a 48 acre parcel of land on which a 535 unit multifamily Market Rate property will be developed. This land is located adjacent to the 308 unit property. The 535 unit project to be built on the land is scheduled to be completed in 2002. At September 30, 2000, the joint venture had real estate assets of $28.5 million and a mortgage payable of $17.2 million. The Company owns 49% of the joint venture.

Disposition Activity

During the nine months ended September 30, 2000, four operating properties were sold for net cash proceeds of $12.4 million (one property included an existing loan of $7.1 million which was assumed by the buyer), resulting in a gain of $8.5 million (See Note 3). The net cash proceeds were primarily used to repurchase common shares of the Company and paydown outstanding balances on the Company's two revolving lines of credit. Three of the properties sold were part of the eight properties referenced in Note 3.

During the nine months ended September 30, 1999, the Company sold six operating properties for net cash proceeds of $30.0 million, resulting in a gain of $13.9 million. The net cash proceeds of $13.4 million that were received from the sale of five operating properties were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds during the fourth quarter of 1999 to acquire a 24 acre parcel of land located in Cranberry Township, Pennsylvania. The balance of the escrow was returned to the Company during the fourth quarter of 1999. The remaining cash proceeds were used to pay down a $20.0 million Medium-Term Note which matured in September 1999.

3. PROPERTIES HELD FOR SALE

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34.0 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The sale transaction provided for the Company's continued management of the properties. These sales are not to be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. Two of these properties were resold on July 31, 2000, a third property was resold on August 31, 2000, all for cash, and accordingly, the Company's note was settled and at that time the put and call provisions were terminated and the property sales were recognized for GAAP purposes (see Note 2). The Company expects that for financial reporting purposes, the remaining five properties will be sold. The five remaining properties and the total eight properties were presented as "Properties held for sale" in the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999, respectively.

4. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 1999:

		Class A			Accumulated	Accumulated
		Cumulative	Common		Dividends	Other	Treasury
		Preferred	Shares	Paid-In	In Excess Of	Comprehensive	Shares
	Total	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)

Balance, Dec. 31, 1999	$238,182,031	$56,250,000	$2,271,671	$278,056,478	$ (82,442,424)	$(5,250)	$(15,948,444)
Net income	6,214,054	-	-	-	6,214,054	-	-
Issuance of 216,911 common shares
related to the MIGRA merger contingent
consideration	2,982,796	-	21,691	2,961,105	-	-	-
Issuance of 6,333 common shares	1,812	-	634	1,178	-	-	-
Issuance of 46,700
restricted common shares	386,431	-	4,670	381,761	-	-	-
Retired 1,800 restricted common shares	(22,500)	-	(180)	(22,320)	-	-	-
Deferred compensation	(299,651)	-	-	(299,651)	-	-	-
Purchase of 2,101,800 treasury shares	(17,759,922)	-	-	-	-	-	(17,759,922)
Common share dividends declared	(25,017,616)	-	-	-	(25,017,616)	-	-
Preferred share dividends declared	(4,113,318)	-	-	-	(4,113,318)	-	-
Balance, September 30, 2000	$200,554,117	$56,250,000	$2,298,486	$281,078,551	$(105,359,304)	$(5,250)	$(33,708,366)

5. SECURED DEBT

Conventional Mortgage Debt

On September 28, 2000, the Company obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provides for disbursement in two installments. The first installment of $9.8 million was disbursed to the Company on September 28, 2000. The distribution of the $4.2 million balance is contemplated to be distributed on or before January 18, 2001, subject to two 30-day extension periods, upon completion of certain conditions. The loan bears interest at 7.76% per annum and requires monthly interest only payments through October 15, 2002 at which time monthly principal and interest payments are required through the maturity date of October 15, 2005.

Conventional mortgages payable are comprised of 58 loans at September 30, 2000 and December 31, 1999, each of which is collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at fixed rates ranging from 7.375% to 9.625%. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The balance of the conventional mortgages was $544.0 million (which includes the $9.8 million loan discussed above) and $544.6 million at September 30, 2000 and December 31, 1999, respectively.

Federally Insured Mortgage Debt

Federally insured mortgage debt which encumbered six of the properties at September 30, 2000 and December 31, 1999 (including one property which is funded through Industrial Development Bonds), is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. The balance of the federally insured mortgages was $24.9 million and $25.3 million at September 30, 2000 and December 31, 1999, respectively. Five of the six federally insured mortgages have a fixed rate and the remaining mortgage ($1.7 million) has a variable rate.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is secured by a letter of credit which is renewed annually.

Interest Rate Swaps

The Company is exposed to market risks arising from changes in interest rates. The Company is also exposed to credit-related losses in the event of non-performance by the counterparty to its interest rate swaps. The Company monitors the creditworthiness of the counterparty and presently does not expect default by the counterparty. The Company does not obtain collateral in connection with its interest rate swaps. The credit exposure that results from interest rate contracts is the positive fair value of such contracts as of the reporting date. The fair value of its interest rate swap agreements was $1.5 million at September 30, 2000. The Company's portfolio of interest rate swap instruments, as of September 30, 2000, consisted of $65.2 million notional amounts of fixed to variable rate interest rate swaps with a weighted-average fixed rate receipt of 7.08%. The basis of the variable rates paid is LIBOR.

The following represents summary information regarding derivatives used for interest rate risk management at September 30, 2000:

Type of	Notional		Floating	Maturity	Value
Hedge	Amount		Index	Date	9/30/2000
Swap (A)	$10,593,229	(B)	1 month LIBOR	05/01/07	$ 240,000
Swap (A)	54,581,004	(B)	1 month LIBOR	10/10/07	1,245,000
					$1,485,000

(A) - The Company swapped fixed rate to floating rate.

(B) - The Notional amounts amortize monthly in accordance with the amortization schedule of the fixed rate loans.

Line of Credit

On November 18, 1999, the Company entered into a $12.0 million secured line of credit facility (the "Secured Line of Credit"). This Secured Line of Credit is secured by two of the Company's properties and collateral assignment of certain of the fixed rate debt owned by the buyer of the properties referred to in Note 3. On May 12, 2000, the Secured Line of Credit was increased from $12.0 million to $20.0 million. The facility which originally was scheduled to mature October 31, 2000, was extended for one additional year (matures October 31, 2001) and reduced from $20.0 million to $12.0 million. The Company's borrowings under the Secured Line of Credit bear interest at a rate of, either the prime rate or LIBOR plus 2.0% at the Borrower's option. The Secured Line of Credit is utilized by the Company to provide working capital and for general corporate purposes. At September 30, 2000, there were no borrowings outstanding under this facility.

On July 20, 2000, the Company entered into a $20.0 million revolving line of credit which is secured by one of the Company's subsidiary properties. The borrowings are presently restricted up to an amount not to exceed $10.0 million. The remaining $10.0 million may be available upon completion of certain requirements. The facility is for a term of three years. The Company's borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%. This revolving line of credit is utilized by the Company to provide working capital and for general corporate purposes. At September 30, 2000, there were no borrowings outstanding under this facility.

6. UNSECURED DEBT

Senior Note

The Senior Note issued during 1995 in the principal amount of $75.0 million, accrued interest at 8.38%, and matured April 15, 2000. The outstanding balance of the $75.0 million Senior Note, net of unamortized discounts, was $8.5 million at December 31, 1999. In accordance with the terms of the note, on April 15, 2000, the Company paid $8.9 million which represented the outstanding balance and all interest accrued thereon.

Medium-Term Notes Program

The Company had two Medium-Term Notes (the "MTN's") outstanding with a combined balance of $709,000 at September 30, 2000 and December 31, 1999. One MTN with a principal balance of $604,000 accrues interest at 7.33% and matures September 18, 2001. The second MTN with a principal balance of $105,000 accrues interest at 6.88% and matures December 9, 2004.

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

Summarized affiliate and joint venture transaction activity follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

Property management fee and other
miscellaneous service revenues - affiliates	$521,966	$481,980	$1,575,976	$1,582,980
- joint ventures	248,257	217,610	721,550	669,167
Painting service revenues - affiliates	63,060	96,887	158,540	395,992
- joint ventures	82,727	79,378	192,533	144,003
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	1,120,544	842,207	3,484,281	2,855,624
- joint ventures	763,124	691,715	2,294,615	2,075,044
Interest income - affiliates	68,637	56,939	198,446	243,415
Interest expense - affiliates	(41,969)	(25,656)	(133,573)	(108,235)
- joint ventures	(7,175)	(5,793)	(19,582)	(18,420)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2,443,124 and $1,956,524 at September 30, 2000 and December 31, 1999, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $0 and $425,000 at September 30, 2000 and December 31, 1999, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company had advanced funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $3,672,277 and $2,895,585 at September 30, 2000, respectively, and $2,981,107 and $1,258,106 at December 31, 1999, respectively. Except for insignificant amounts, advances to affiliates bear interest; the weighted average rate charged was 8.3% during the periods ending September 30, 2000 and 1999, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $6,113,082 and $941,196 at September 30, 2000, respectively, and $6,342,796 and $1,274,162 at December 31, 1999, respectively.

The Company is currently negotiating a swap proposal in connection with five of its joint venture properties. Under the proposal, the Company would become the 100% fee owner of three of the properties and relinquish its ownership in two of the properties (which includes the one property where the Company is a 2/3 owner). All funds due the Company in connection with advances made by the Company on behalf of the joint venture properties would be reimbursed as part of the transaction.

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

Notes Receivable

At September 30, 2000 and December 31, 1999, two notes of equal amounts were outstanding from the Company's Chief Executive Officer aggregating $3,342,000 (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the nine months ended September 30, 2000 and 1999, the interest rate charged on this note was approximately 7.7% and 6.6%, respectively, with principal due May 1, 2002. The Company recognized interest income of $195,621 and $165,771 for the nine month periods ending September 30, 2000 and 1999, respectively, relating to these notes.

8. COMMON, TREASURY AND PREFERRED SHARES

Common Shares

In 2000 and 1999, the Company issued 216,911 and 74,994 common shares for the benefit of the former MIGRA shareholders. These issuances were made pursuant to the first and second anniversary contingent consideration provisions of the MIGRA merger agreement. Such shares were recorded at $2,982,796 and $872,935 at September 30, 2000 and 1999, respectively, and increased the recorded amount of the intangible asset associated with the purchase of MIGRA.

Treasury Shares

On February 25, 2000, the Company's Board of Directors authorized the repurchase of up to an additional two million (aggregating a total of five million shares) of the Company's common shares to be repurchased by the Company at market prices. At September 30, 2000 and December 31, 1999, 3,646,180 and 1,544,380 shares were repurchased at an aggregate cost of approximately $33.7 million and $15.9 million, respectively. The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. At September 30, 2000, the Company has 1,353,820 common shares available to be repurchased under this plan. The timing of stock purchases are made at the discretion of management.

Preferred Shares

At September 30, 2000, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares are not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company. Currently, the Company has no plans to redeem the preferred shares.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at September 30, 2000 or December 31, 1999.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2000	1999	2000	1999
Earnings Per Common Share - Basic:
Income before extraordinary item and
cumulative effect of a change in accounting
principle	$8,516,161	$ 634,192	$6,214,054	$15,663,116
Less: Preferred share dividends	1,371,108	1,371,108	4,113,318	4,113,318
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	7,145,053	(736,916)	2,100,736	11,549,798
Less: Extraordinary item-extinguishment of debt	-	-	-	1,808,742
Add: Cumulative effect of a change in
accounting principle	-	-	-	4,319,162
Income (loss) applicable to common shares	$7,145,053	$ (736,916)	$2,100,736	$14,060,218

Earnings Per Common Share - Diluted:
Income before extraordinary item and
cumulative effect of a change in accounting
principle	$8,516,161	$ 634,192	$6,214,054	$15,663,116
Less: Preferred share dividends	1,371,108	1,371,108	4,113,318	4,113,318
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	7,145,053	(736,916)	2,100,736	11,549,798
Less: Extraordinary item-extinguishment of debt	-	-	-	1,808,742
Add: Cumulative effect of a change
in accounting principle	-	-	-	4,319,162
Income (loss) applicable to common shares	$7,145,053	$ (736,916)	$2,100,736	$14,060,218

Number of Shares:
Basic-average shares outstanding	19,723,948	21,616,511	19,863,130	22,223,514
Diluted-average shares outstanding	19,734,177	21,616,511	19,876,884	22,225,129

Earnings Per Common Share - Basic:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle	$ .36	$ (.03)	$ .11	$ .52
Extraordinary item-extinguishment of debt	$ -	$ -	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net income (loss)	$ .36	$ (.03)	$ .11	$ .63

Earnings Per Common Share - Diluted:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle	$ .36	$ (.03)	$ .11	$ .52
Extraordinary item-extinguishment of debt	$ -	$ -	$ -	$ (.08)
Cumulative effect of a change in accounting
principle	$ -	$ -	$ -	$ .19
Net income (loss)	$ .36	$ (.03)	$ .11	$ .63

Pro forma amounts assuming the new capitalization policy is applied retroactively:
Effect of new capitalization policy	$ -	$ -	$ -	$ (4,319,162)
Net income	$ -	$ -	$ -	$13,854,374
Income applicable to common shares	$ -	$ -	$ -	$ 9,741,056

Pro forma per share amount - Effect of new
capitalization policy:
Basic	$ -	$ -	$ -	$ (.19)
Diluted	$ -	$ -	$ -	$ (.19)

Pro forma per share amount - Income
applicable to common shares:
Basic	$ -	$ -	$ -	$ .44
Diluted	$ -	$ -	$ -	$ .44

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods because the Company plans to settle these OP units in cash.

Options to purchase 1,817,410 and 1,438,043 common shares were outstanding at September 30, 2000 and 1999, respectively, which has been reflected above using the treasury stock method.

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

Information on the Company's segments for the three and nine months ended September 30, 2000 and 1999 is as follows:

For the three months ended September 30, 2000
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 34,754,663	$ 2,424,172	$ 6,194,860	$ -	$ 43,373,695
Elimination of intersegment revenues	(47,950)	-	(2,984,301)	-	(3,032,251)
Consolidated revenues	$ 34,706,713	$ 2,424,172	$ 3,210,559	$ -	$ 40,341,444

Equity in net loss of joint ventures	$ 4,907	$ (23,075)	$ -	$ 87	$ (18,081)

*EBITDA-including the proportionate
share of joint ventures	$ 20,037,576	$ 1,408,573	$ 709,988	$ (1,608,406)	$ 20,547,731

Total assets	$769,864,411	$12,477,846	$41,871,065	$ 6,713,708	$830,927,030
Capital expenditures, gross	$ 6,043,220	$ 325,892	$ 123,054	$ -	$ 6,492,166

	For the nine months ended September 30, 2000
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$102,462,674	$ 7,342,550	$18,153,916	$ -	$127,959,140
Elimination of intersegment revenues	(144,140)	-	$(9,724,443)	-	(9,868,583)
Consolidated revenues	$102,318,534	$ 7,342,550	$ 8,429,473	$ -	$118,090,557

Equity in net loss of joint ventures	$ (78,412)	$ (29,374)	$ -	$ (17)	$ (107,803)

*EBITDA-including the proportionate
share of joint ventures	$ 58,865,953	$ 4,323,311	$ 1,346,678	$(6,251,511)	$ 58,284,431

Total assets	$769,864,411	$12,477,846	$41,871,065	$ 6,713,708	$830,927,030
Capital expenditures, gross	$ 16,114,449	$ 758,845	$ 553,360	$ -	$ 17,426,654

For the three months ended September 30, 1999
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$ 33,704,910	$ 2,486,193	$ 6,754,215	$ -	$ 42,945,318
Elimination of intersegment revenues	(47,760)	-	(3,642,766)	-	(3,690,526)
Consolidated revenues	$ 33,657,150	$ 2,486,193	$ 3,111,449	$ -	$ 39,254,792

Equity in net income of joint ventures	$ 120,533	$ (14,931)	$ -	$ 524	$ 106,126

*EBITDA-including the proportionate
share of joint ventures	$ 18,944,835	$ 1,511,825	$ 608,746	$ (2,004,355)	$ 19,061,051

Total assets	$789,258,150	$12,711,445	$51,457,095	$11,328,670	$864,755,360
Capital expenditures, gross	$ 11,153,829	$ 455,408	$ 658,164	$ -	$ 12,267,401

	For the nine months ended September 30, 1999
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$100,672,681	$ 7,420,240	$19,661,993	$ -	$127,754,914
Elimination of intersegment revenues	(143,220)	-	(10,976,533)	-	(11,119,753)
Consolidated revenues	$100,529,461	$ 7,420,240	$ 8,685,460	$ -	$116,635,161

Equity in net income of joint ventures	$ 259,754	$ (3,655)	$ -	$ 87,396	$ 343,495

*EBITDA-including the proportionate
share of joint ventures	$ 57,564,591	$ 4,618,710	$ 2,213,172	$ (7,762,188)	$ 56,634,285

Total assets	$789,258,150	$12,711,445	$51,457,095	$11,328,670	$864,755,360
Capital expenditures, gross	$ 31,782,144	$ 402,717	$ 1,034,848	$ -	$ 33,219,709

*Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

A reconciliation of total segment EBITDA to total consolidated net income for the three and nine months ended September 30, 2000 and 1999 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

Total EBITDA for reportable segments*	$20,547,731	$19,061,051	$58,284,431	$56,634,285
EBITDA-proportionate share of joint ventures	(802,402)	(687,153)	(1,950,618)	(2,158,815)
Depreciation and amortization	(8,928,056)	(8,985,719)	(26,443,593)	(25,590,626)
Interest expense	(10,900,346)	(10,089,051)	(32,681,649)	(27,445,198)
Interest income	222,031	473,219	1,019,686	984,248
Income taxes	(159,124)	(187,830)	(550,530)	(640,781)
Extraordinary item - loss	-	-	-	(1,808,742)
Gain on sale of operating properties	8,536,327	1,049,675	8,536,327	13,880,003
Cumulative effect of a change in accounting principle	-	-	-	4,319,162
Consolidated net income	$ 8,516,161	$ 634,192	$ 6,214,054	$ 18,173,536

*Net of equity (loss) income of joint venture

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

12. PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited supplemental pro forma operating data for 2000 is presented to reflect, as of January 1, 2000, the effects of the sale of the four operating properties in 2000. The following unaudited supplemental pro forma operating data for 1999 is presented to reflect, as of January 1, 1999, the effects of (i) the sale of the eight operating properties in 1999 and (ii) the sale of the four operating properties in 2000.

	Nine months ended
	September 30,
	2000	1999
(In thousands, except per share amounts)

Revenues	$115,804	$109,281
*Net loss	(2,868)	(951)
*Loss applicable to common shares (Basic and Diluted)	(6,982)	(5,064)
Earnings per common share (Basic and Diluted)	$ (.35)	$ (.23)
Weighted average number of common shares outstanding - (Basic)	19,863	22,224
- (Diluted)	19,877	22,225

*Before cumulative effect of a change in accounting principle and extraordinary item

The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

13. CONTINGENCIES

Pending Litigation

A lawsuit is pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. (MIG's predecessor company) involving a claim for contribution and indemnity arising out of MIG Realty Advisors, Inc. having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. The advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineering during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIG Realty Advisors, Inc., alleging that MIG Realty Advisors, Inc. was responsible for the conduct of the due diligence investigation and consequently MIG Realty Advisors, Inc., rather than the engineer was responsible for any damages suffered by the advisory client. The third party complaint does not specify the amount of damages being claimed, but rather seeks contribution and indemnity for any judgment rendered against the consulting engineer arising out of the complaint against it filed by the advisory client. The Company is vigorously defending against the claims brought by the consulting engineer in the third party complaint. The Company cannot predict the final outcome of this dispute, but does not believe that it will suffer any material liability from this suit.

Other

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

14. SUBSEQUENT EVENTS

Line of Credit

Effective November 1, 2000, the Company extended for a period of one year the Secured Line of Credit in the amount of $12.0 million (See Note 5).

Dividends Declared and Paid

On September 27, 2000, the Company declared a dividend of $0.25 per common share for the quarter ending September 30, 2000, which was paid on November 1, 2000 to shareholders of record on October 13, 2000.

Advisory Acquisition

On October 5, 2000, the Company acquired, on behalf of an advisory client, a Market Rate multifamily property containing 390 units located in Florida. The Company was retained to provide property and asset management services.

On October 31, 2000, the Company acquired, on behalf of an advisory client, a Market Rate multifamily property containing 380 units located in Michigan. The Company was retained to provide property and asset management services.

Joint Venture

On October 13, 2000, the Company completed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The Company contributed land of $2.0 million for its proportionate share in the joint venture. The Company owns 49% of this joint venture.

Certain Joint Venture Debt

Effective November 1, 2000, a $1.6 million mortgage (of which the Company's share is $517,200) on one joint venture property has been extended for a period of one month in order to afford the Company and its partners additional time to either negotiate a further extension or to arrange for the payoff of the loan. The Company is also negotiating the extension of approximately $28.4 million of mortgage debt (of which the Company's share is $10.0 million) on two other joint venture properties, that was due on November 1, 2000.

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

As of the filing of this Form 10-Q, the Company currently owns properties and/or operates properties in 14 states across the United States. The Company's portfolio currently consists of a total of 137 properties (which is reflective of the acquisition of the two MIG advisory client properties during October 2000 being managed by MIG) of which 81 (66 Market Rate properties and 15 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; nine properties in which the Company is a joint venture partner (one Market Rate property 66-2/3% owned; four Market Rate properties 33-1/3% owned; two Market Rate properties 50% owned; one Affordable Housing property 50% owned and one Market Rate property 49% owned); and 47 non-owned properties (of which one is a commercial property) managed by the Company or one of its Service Companies. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries, all qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with the project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity, the Service Companies and an Operating Partnership structured as a DownREIT of which an aggregate 20% is owned by limited partners.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion, especially the discussion on acquisitions, dispositions and development and strategy, may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Factors which could cause actual results to differ materially from those contained in the forward-looking statements include the general economic climate; the supply and demand for multifamily properties; the amount and timing of the Company's common share repurchases; the timing of and the proceeds the Company will receive from the sale of certain properties and the ability to complete 1031 exchanges; interest rate levels; the availability of financing; changes in contracts relating to third party management and advisory business; and other risks associated with the acquisition and development of properties, including risks that development or lease-up may not be completed on schedule, that residents will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. The Company makes no commitment to update any forward-looking statement based on new information, future events or otherwise.

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

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 2000 and 2001, approximately $1.4 million and $19.0 million, respectively, of the Company's debt will become due. Additionally, the Company believes it has adequate alternatives available to provide for its liquidity needs.

Financing

At September 30, 2000, the Company had 58 conventional mortgage payables aggregating $544.0 million, each collateralized by the respective real estate and resident leases. These nonrecourse project specific loans accrue interest at fixed rates ranging from 7.375% to 9.625%. Fifty-four of these loans are owned by qualified REIT subsidiaries which are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. These loans require payments of principal, interest and escrow deposits for real estate taxes and replacement of project assets. At September 30, 2000, the weighted average maturity of the conventional mortgage payables was 9.40 years and the weighted average interest rate was 7.76%.

At September 30, 2000, federally insured mortgage payables which encumbered six properties (including one property which is funded through Industrial Development Bonds) are insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. At September 30, 2000, the balance of the loans was $24.9 million. The weighted average maturity of the federally insured mortgage payables was 19.12 years and the weighted average interest rate was 8.27% at September 30, 2000.

At September 30, 2000, the Company had no borrowings outstanding on its then $20.0 million Secured Line of Credit. Borrowings under the Secured Line of Credit bear interest at a rate of, either the Prime Rate or LIBOR plus 2.0%, at the Borrower's option. The facility, which originally was scheduled to mature October 31, 2000, has been extended for one additional year (matures October 31, 2001) and was reduced from $20.0 million to $12.0 million.

At September 30, 2000, the Company had no borrowings outstanding on its $20.0 million revolving line of credit which is secured by one of the Company's subsidiary properties. The borrowings are presently restricted to an amount not to exceed $10.0 million. The remaining $10.0 million may be available upon completion of certain requirements. The facility is for a term of three years. Borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%.

The Senior Note issued during 1995 in the principal amount of $75.0 million, accrued interest at 8.38%, and matured April 15, 2000. The balance of the $75.0 million Senior Note, net of unamortized discounts, was $8.5 million at December 31, 1999. In accordance with the terms of the note, on April 15, 2000, the Company paid $8.9 million which represented the outstanding balance on the Senior Note and all interest accrued thereon. This note was repaid using funds that were available from the secured borrowings and property sale proceeds that occurred during 1999.

The Company had two MTN's aggregating $709,000 at September 30, 2000. One MTN with a principal balance of $604,000 accrues interest at a rate of 7.33% and matures September 18, 2001. The second MTN with a principal balance of $105,000 accrues interest at a rate of 6.88% and matures December 9, 2004.

Eighteen (5 Market Rate properties which refer to the Same Store and Acquired/Disposed property portfolios and 13 Affordable Housing properties) of the Company's 82 (66 Market Rate properties, 15 Affordable Housing properties and one 2/3 owned joint venture) wholly owned properties were unencumbered at September 30, 2000 with EBITDA at September 30, 2000 of approximately $5.4 million (approximately $1.1 million represents the Market Rate properties and approximately $4.3 million represents the Affordable Housing properties) and a historical gross cost basis of approximately $50.3 million (approximately $9.9 million represents the Market Rate properties and approximately $40.4 million represents the Affordable Housing properties). The remaining 64 of the Company's wholly owned properties (all of which are Market Rate properties except two which are Affordable Housing properties and one which is a 2/3 owned joint venture), have a historical gross cost basis of $793.0 million ($802.7 million represents the Market Rate properties, $6.6 million represents the Affordable Housing property and $9.7 million represents the 2/3 owned joint venture) and secured property specific debt of $568.9 million (approximately $537.7 million relates to the Market Rate properties, approximately $24.9 million relates to the Affordable Housing property and $6.3 million relates to the 2/3 owned joint venture) at September 30, 2000. Unsecured debt, which totaled $709,000 at September 30, 2000 consisted of two Medium-Term Notes. The Company's proportionate share of the mortgage debt relating to the eight joint venture properties was $25.5 million at September 30, 2000 of which $10.6 million on three of the joint ventures matures November 1, 2000. One of the loans, of which the Company's share is $517,200, has been extended for one month. The Company is currently negotiating the extension of the other two loans of which the Company's share is $10.0 million. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.78% at September 30, 2000.

Interest Rate Swap: On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amounts of the swaps at September 30, 2000 were approximately $10.6 million (which commenced March 1, 2000) and $54.6 million (which commenced March 10, 2000). The fixed rate on the hedged loans is 7.08% and the floating rate on the hedged loans was 6.62% on both the $10.6 million and the $54.6 million swaps at September 30, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of certain fixed rate loans. For the three and nine month periods ended September 30, 2000, the Company recorded a credit to interest expense of approximately $76,929 and $246,605, respectively.

Treasury Shares Repurchased: The Company's Board has authorized the repurchase of 5,000,000 common shares of which 3,646,180 have been repurchased.

Registration statements: The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to the proposed offering of up to $368.8 million of debt securities, preferred shares, depository shares, common shares and common share warrants.

Operating Partnership: In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units") which consist of 84,630 Class A OP units, 36,530 Class B OP units, 115,124 Class C OP units, 62,313 Class D OP units, and 223,435 Class E OP units. Pursuant to terms of the underlying agreements, the B and C OP units and D and E OP units were exchanged into Class A OP units during the second quarter of 1999 and 2000, respectively. The Company has the option to redeem, in certain circumstances, the Class A OP units for common shares exchangeable on a one-for-one basis or the cash equivalent amount. In August 2000, 19,662 of the Class A OP units were exchanged for cash in the amount of $144,270 which represented a value of $7.34 per unit. These units had a recorded amount of $435,874 when issued. The difference of the cash paid and the recorded amount was $291,604 which reduced the value of the related real estate accordingly. The Class A OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $128,341, $88,183, $276,804 and $152,704 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A OP unitholders allocated share of net income for the three and nine months ended September 30, 2000 and 1999, respectively.

Merger Contingent Consideration Paid: Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitled the MIGRA Stockholders to receive (a) on the second issuance date (September 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding September 30, 1999, (74,994 common shares were issued at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $2,982,796 worth of common shares of the Company of which $872,935 was based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration was paid (127,620 common shares were issued at a price of $6.84 per share) and $2,109,982 was based on a closing price of $23.63 (89,291 common shares were issued) per the merger agreement. The payment of the $3.0 million related to the second anniversary increased the Company's recorded intangible asset. This third anniversary payment represented the final payment pursuant to the merger agreement.

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The Company paid approximately $1.3 million with respect to the purchase price adjustment.

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

Acquisitions: On May 15, 2000, the Company and one of MIG's advisory clients completed a joint venture agreement for a newly developed 308 unit multifamily Market Rate property and the adjacent land located in Atlanta, Georgia. The Company contributed land of $4.6 million and cash of $795,000 for its proportionate share in the joint venture. The contributed land is a 48 acre parcel of land on which a 535 unit multifamily Market Rate property will be developed. This land is located adjacent to the 308 unit property. The 535 unit project to be built on the land is scheduled to be completed in 2002. At September 30, 2000, the joint venture had real estate assets of $28.5 million and a mortgage payable of $17.2 million. The Company owns 49% of this joint venture.

On October 13, 2000, the Company completed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The Company contributed land of $2.0 million for its proportionate share in the joint venture. The Company owns 49% of this joint venture.

Potential Acquisitions: The Company is actively pursuing co-investment opportunities with one or more of MIG's advisory clients.

Advisory Acquisitions: In separate transactions, MIG acquired five Market Rate multifamily properties containing an aggregate of 1,664 units for advisory clients. The Company and MIG were retained to provide property and asset management services for these properties.

Potential Advisory Acquisitions: MIG is currently pursuing several opportunities. MIG expects to acquire additional multifamily properties of approximately $25.0 million during the remainder of 2000 on behalf of its clients. If these transactions are completed, the Company and MIG would be retained to provide property and asset management services for these properties.

Potential Dispositions: The Company is marketing 19 properties which are comprised of three of its Market Rate joint venture properties, one of its Affordable Housing properties, two of its congregate care multifamily properties and 13 Market Rate properties (nine located in Ohio and four located in Michigan) which include the five properties discussed below.

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

Dispositions: The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34.0 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The sale transaction provides for the Company's continued management of those properties. These sales will not be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. Two of these properties were resold on July 31, 2000, and a third property was resold on August 31, 2000, and accordingly, the property sales were recognized for GAAP purposes. The net proceeds were primarily used to purchase common shares of the Company and paydown outstanding balances on the Company's two revolving lines of credit. The remaining five properties are classified as "Properties held for sale" in the Consolidated Balance Sheets and are included in the 13 Market Rate properties previously described as potential dispositions. These five properties contributed approximately $455,200 and $1,207,000 to net income for the three and nine months ended September 30, 2000, respectively. Additionally, the Company sold a fourth operating property in September, 2000.

Development: For the nine month period ended September 30, 2000, the Company completed the construction and leasing of 212 units at three of the Company's development properties.

The Company is in the process of constructing or planning the construction of an additional 935 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Berkley Manor (49% owned	Cranberry Twp., Pennsylvania	252	2001
Joint Venture)

Idlewylde-Phase II (49% owned	Atlanta, Georgia	535	2002
Joint Venture)

Village at Avon-Phase II	Avon, Ohio	148	2001
		935

Management Contract Cancellation

During 2000, the Company's management contracts associated with the following properties were terminated:

Effective		Management	Approximate	Approximate	Approximate
Date of	Management	Contract	Management Fees	Loss of Management	Annualized Loss of
Termination	Company	Canceled	Earned During 2000	Fees During 2000	Management Fees

Market Rate Properties:
2/24/00	AEMC	Brookview Commons	$ 1,300	$ 11,500	$ 12,800
2/24/00	AEMC	Devonshire	$ 1,000	$ 3,000	$ 4,000
9/07/00	AEMC	Richmond Park Apts.	$118,400	$ 59,300	$177,700

Commercial Properties:
2/21/00	AEMC	Mound Building	$ 1,000	$ 11,000	$ 12,000
4/1/00	AEMC	Cambridge Court	$ 18,800	$ 56,600	$ 75,400
4/1/00	AEMC	Eton Collection	$ 4,500	$ 13,500	$ 18,000

Additionally, the Company anticipates that the following management contracts on managed but non-owned properties may be canceled primarily because of pending or proposed sales:

Effective			Approximate
Date of	Management	Managed	Management Fees
Termination	Company	Property	Earned During 2000

Market Rate Properties:
Undetermined	AERC	Americana (1/3 Joint Venture)	$102,300*
Undetermined	AERC	Gates Mills Towers (1/3 Joint Venture)	$155,800*
Undetermined	AERC	Watergate (1/3 Joint Venture)	$178,900*
Undetermined	AERC	Euclid House (1/3 Joint Venture)	$ 2,700*
Undetermined	AERC	College Towers (1/2 Joint Venture)	$ 63,000*
Undetermined	AERC	Gates Mills III (2/3 Joint Venture)	N/A

*Net fees

Dividends:

On September 27, 2000, the Company declared a quarterly dividend of $0.25 per common share for the quarter ended September 30, 2000, which was paid on November 1, 2000 to shareholders of record on October 13, 2000. On August 16, 2000, the Company declared a quarterly dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on September 15, 2000 to shareholders of record on September 1, 2000.

Cash flow sources and applications:

Net cash provided by operating activities decreased $10,862,900 from $28,402,500 to $17,539,600 for the nine months ended September 30, 2000 when compared with the nine months ended September 30, 1999. This decrease was primarily the result of decreases in net income as well as uses of cash for the increases in accounts and notes receivable and uses of cash for the reduction of accounts payable and accrued expenses. The decrease in net income before the gain on sale of properties, extraordinary items, cumulative effect and depreciation and amortization of approximately $3,252,400 was primarily due to an increase in interest expense of $5,237,000.

Net cash flows used for investing activities of $3,546,700 for the nine months ended September 30, 2000 were primarily used for the development of multifamily real estate and other capital expenditures, net of funds received from the sale of four operating properties.

Net cash flows used for financing activities of $44,583,300 for the nine months ended September 30, 2000 were primarily used to repay the senior note which matured April 15, 2000, to pay dividends on the Company's common and preferred shares, to purchase treasury shares and to pay principal payments on secured debt. Additionally, the Company obtained a new mortgage payable in the amount of $14,000,000 of which $9,800,000 was funded in September, 2000. The balance of $4,200,000 may be funded upon the completion of certain conditions.

RESULTS OF OPERATIONS

Comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999

In the following discussion of the comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999, Market Rate properties refers to the Same Store Market Rate ("Same Store") and Acquired/Disposed property portfolios. Same Store properties represent 8 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 59 properties acquired in separate transactions or developed by the Company during 1994 through 1999. Acquired/Disposed properties refers to the newly constructed properties which have not reached 93% stabilized occupancy for an entire year, a repositioned property, the sale of the four Market Rate operating properties during 2000 and the sale of the eight Market Rate operating properties during 1999.

Overall, total revenue increased $1,086,700 or 2.8% and total expenses increased $527,000 or 1.3% for the quarter ended September 30, 2000. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares increased $7,882,000.

During the quarter ended September 30, 2000, the Market Rate properties generated total revenues of $34,706,700 while incurring property operating and maintenance expenses of $15,553,300. Of these amounts, the Acquired/Disposed and Same Store properties contributed total revenues of $2,563,700 and $32,143,000, respectively, while incurring property operating and maintenance expenses of $1,019,500 and $14,533,800, respectively. The Affordable Housing properties generated total revenues of $2,424,200 while incurring property operating and maintenance expenses of $995,900 for the quarter ended September 30, 2000.

Rental Revenues:

Rental revenues increased $506,300 or 1.4% for the quarter. Rental revenues from the Acquired/Disposed properties decreased $175,300 or 6.5% for the quarter primarily as a result of the $798,100 of rental revenues contributed in 1999 by the eight properties that were sold during 1999 which was offset by $500,700 of rental revenues contributed in 2000 by the four properties sold during 2000. Occupancy and unit rents at the Same Store properties and Affordable Housing properties resulted in an increase of $928,700 or 3.0% and a decrease of $53,800 or 2.2%, respectively, in rental revenue from these properties. Additionally, for the quarter ended September 30, 1999, $135,100 of administrative fees were recognized by the Management and Service Operations. Beginning January 1, 2000, these administrative fees are being recorded at the properties as other revenue due to the decentralization of administrative functions to the properties.

Other Revenues:

Other income increased $74,800 or 9.7% for the quarter. The increase was due primarily to an increase in income due to a water and sewer reimbursement program that was established in January 2000.

The Company recognized property and asset management fee revenues of $2,046,800 and $1,898,500, respectively, for the quarters ended September 30, 2000 and 1999, respectively. The increase in property and asset management fee revenues was primarily due to the acquisition of additional management contracts with advisory clients in 2000 offset by the loss of management contracts with managed but non-owned properties and the sale of an advised property during 1999.

The Company recognized asset acquisition fee revenue of $351,600 for the quarter ended September 30, 2000. The fee relates to MIG acquiring two multifamily properties on behalf of advised clients.

Property operating and maintenance expenses:

Property operating and maintenance expenses decreased $56,500 or 0.3% for the quarter. Property operating and maintenance expenses at the Acquired/Disposed properties decreased $209,400 or 17.0% for the quarter due primarily to the operating and maintenance expenses incurred at the eight properties sold in 1999, which totaled $495,600 offset by $314,400 in expenses incurred at the four properties sold during 2000. Property operating and maintenance expenses at the Same Store properties increased $129,400 or 0.9% when compared to the three months ended September 30, 1999 primarily due to increases in personnel, utilities, building and grounds repairs and maintenance and advertising and promotion. Property operating and maintenance expenses at the Affordable Housing properties increased $23,600 or 2.4% for the quarter.

Other expenses:

Depreciation and amortization decreased $57,700 or 0.6% for the third quarter 2000 compared to 1999 primarily due to the decreased depreciation expense attributable to the eight properties sold in 1999 as well as the discontinuation of recording depreciation on the properties held for sale.

General and administrative expenses decreased $214,800 or 6.0% for the third quarter 2000 compared to 1999. This decrease was primarily attributable to a decrease in consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services.

Interest expense increased $811,300 or 8.0% for the quarter primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 54 properties owned by REIT subsidiaries and one of the properties sold during 2000 (26 financed during the first half of 1999 and 29 financed during the second half of 1999).

The $8,536,300 gain on the sale of properties for the quarter ended September 30, 2000 resulted from the sale of four operating properties. The gain on sale of properties of $1,049,700 for the quarter ended September 30, 1999 resulted from the sale of one operating property.

Net income (loss) applicable to common shares:

Net income (loss) applicable to common shares is equal to net income less dividends on the preferred shares of $1,371,100 for both of the quarters ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

In the following discussion of the comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999, Market Rate properties refers to the Same Store Market Rate and Acquired/Disposed property portfolios. Same Store properties represents 8 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 59 properties acquired in separate transactions or developed by the Company during 1994 through 1999. Acquired/Disposed properties refers to a newly constructed property that has reached 93% stabilized occupancy but not for an entire year, the newly constructed properties that have not reached 93% stabilized occupancy for an entire year, a repositioned property, the sale of the four Market Rate operating properties during 2000 and the sale of the eight Market Rate operating properties during 1999.

Overall, total revenue increased $1,455,400 or 1.2% and total expenses increased $4,985,400 or 4.3% for the nine month period ended September 30, 2000. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $11,959,500 or 85.1%.

During the nine months ended September 30, 2000, the Market Rate properties generated total revenues of $102,318,500 while incurring property operating and maintenance expenses of $45,616,200. Of these amounts, the Acquired/Disposed and Same Store properties contributed total revenues of $10,830,300 and $91,488,200, respectively, while incurring property operating and maintenance expenses of $5,134,700 and $40,481,500, respectively. The Affordable Housing properties generated total revenues of $7,342,600 while incurring property operating and maintenance expenses of $3,064,600 for the nine months ended September 30, 2000.

Rental Revenues:

Rental revenues increased $750,700 or 0.7% for the nine month period. Rental revenues from the Acquired/Disposed properties decreased $1,301,700 or 10.9% for the nine month period primarily as a result of the $4,669,100 of rental revenues contributed in 1999 by the eight properties that were sold during 1999 offset by $2,286,800 contributed in 2000 by the four properties sold during 2000. Occupancy and unit rents at the Same Store and Affordable Housing properties resulted in an increase of $2,454,100 or 2.8% and a decrease of $55,600 or 0.8%, respectively, in rental revenue from these properties.

Other Revenues:

Other income increased $568,800 or 28.2% for the nine months ended September 30, 2000 compared to September 30, 1999. The increase was due primarily to an increase in income due to a water and sewer reimbursement program that was established in January 2000.

The Company recognized property and asset management fee revenues of $5,714,100 and $5,697,700, for the nine months ended September 30, 2000 and 1999, respectively. The increase in property and asset management fee revenues was primarily due to the acquisition of additional management contracts in 2000 offset by the loss of management contracts with managed but non-owned properties and the sale of an advised property in 1999.

The Company recognized asset acquisition fee revenue of $351,600 and $121,700 for the nine months ended September 30, 2000 and 1999, respectively. The fees relate to MIG acquiring two multifamily properties on behalf of advised clients in 2000 and one multifamily property on behalf of a pension fund client in 1999.

Property operating and maintenance expenses:

Property operating and maintenance expenses increased $54,900 or 0.1% for the nine month period. Property operating and maintenance expenses at the Acquired/Disposed properties decreased $1,304,200 or 20.3% for the nine month period due primarily to the operating and maintenance expenses incurred at the 8 properties sold in 1999, which totaled $2,567,300, offset by $1,214,800 of expenses in 2000 incurred by the four properties sold during 2000. Property operating and maintenance expenses at the Same Store properties increased $1,205,500 or 3.1% when compared to the prior nine month period primarily due to increases in personnel and building and grounds repairs and maintenance. Property operating and maintenance expenses at the Affordable Housing properties increased $153,600 or 5.3% for the nine month period due primarily to an increase in repairs and maintenance expenses.

Other expenses:

Depreciation and amortization increased $853,000 or 3.3% for the nine months ended September 30, 2000 primarily due to the increased depreciation expense recognized on the Acquired/Disposed properties and the amortization expense of the intangible assets associated with the contingent consideration payments related to the merger with MIGRA. The amortization expense related to the intangible assets was reflected as a charge to the Management and Service Operations.

General and administrative expenses decreased $1,061,400 or 8.7% for the nine months ended September 30, 2000. This decrease was primarily attributable to a decrease in consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operating consulting services. Also, during the second quarter of 1999, a severance benefit of $550,000 was paid to a former executive officer of the Company.

Interest expense increased $5,236,500 or 19.1% for the nine months ended September 30, 2000 primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 54 properties and one of the properties sold during 2000 (26 were financed during the first half of 1999 and 29 were financed during the second half of 1999).

The Company recognized a charge for funds advanced to a non-owned property totaling $150,000 for the nine months ended September 30, 1999. The Company is continuing its collection efforts in connection with this receivable.

The gain on sale of properties of $8,536,300 for 2000 resulted from the sale of four Market Rate operating properties. The gain on sale of properties of $13,880,000 for 1999 resulted from the sale of six Market Rate operating properties.

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

Net income (loss) applicable to common shares:

Net income (loss) applicable to common shares is equal to net income less dividends on the preferred shares of $4,113,300 for both of the nine month periods ended September 30, 2000 and 1999.

Equity in net (loss) income of joint ventures

The combined equity in net (loss) income of joint ventures decreased $124,200 or 117.0% and $451,300 or 131.4% for the three and nine months ended September 30, 2000 compared to 1999, respectively. The decrease was due primarily to a decrease in rental revenue combined with an increase in the costs of operations. Additionally, the results for the three and nine months ended September 30, 2000 include the operations from the Company's May 15, 2000 joint venture acquisition of a 308 unit property of which the Company is a 49% owner.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and nine months ended September 30, 2000 and 1999.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2000	1999	2000	1999

Beneficial interests in
joint venture operations
Rental revenue	$2,054,160	$1,725,724	$5,574,928	$5,254,486
Cost of operations	1,251,758	1,038,571	3,624,310	3,095,671
	802,402	687,153	1,950,618	2,158,815
Interest income	7,199	3,198	31,250	13,982
Interest expense	(585,280)	(428,418)	(1,518,063)	(1,373,394)
Depreciation	(230,378)	(142,946)	(535,536)	(418,491)
Amortization	(12,024)	(12,861)	(36,072)	(37,417)
Net (loss) income	$ (18,081)	$ 106,126	$ (107,803)	$ 343,495

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

In the short term, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or the repurchase of its common shares. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Implementation of the Company's strategy includes 1) enhancement of the owned portfolio through strategic allocation of capital improvements in existing assets, 2) investment in portfolio enhancing multifamily properties through acquisition and development, including strategic alliances with others, 3) expansion of the advisory business through both separate account and co-investment with institutional investors, and 4) repurchase of the Company's common shares, where the current market price offers more attractive risk return opportunities than other investment opportunities.

The Company completed implementation of a decentralized operating environment in 1999. Management of the properties is supervised by a team of four real estate professionals which consist of an executive officer and three regional vice presidents who together possess approximately 95 years, and, individually an average of approximately 24 years, of experience in the property management industry.

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

To achieve the goal of holding a portfolio of economically and geographically diversified institutional quality multifamily assets, the Company plans to reduce exposure in the Midwest while reinvesting in more strategically consistent dynamic markets, which offer greater potential for revenue growth, such as Atlanta, metro Washington D.C., Orlando, South Florida and Tampa. The Company expects very limited, if any, acquisitions on behalf of the Market Rate portfolio in the upcoming year; however, the Company expects to have some co-investment acquisition opportunities.

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

Although the rent growth of these properties is limited due to regulatory restrictions, these properties have provided a consistent return and stabilizing influence to the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 20 properties (4,213 units), owned by third parties, making the affordable housing area potentially lucrative across segments.

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

During the third quarter 2000, Louis Vogt assumed the role of President of MIG Realty Advisors, Inc. when James Cote' resigned his position and became an independent consultant. Under his new consulting agreement, Mr. Cote' will continue to provide services to MIG in connection with the servicing of certain pension fund clients designated by MIG.

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

Dispositions: The Company is marketing 19 properties comprised of three of its Market Rate joint venture properties, one of its Affordable Housing properties, two of its congregate care properties and 13 Market Rate properties. During the third quarter of 2000, three of the Market Rate properties located in Ohio which relate to the December 31, 1999 transaction (previously described) were recognized as sales under GAAP. Additionally, during the third quarter of 2000, the Company sold one Northeast Ohio Market Rate property. In the short term, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or stock repurchase of common shares. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Co-investment: The Company will continue to increase emphasis on MIG's advisory business, which includes pursuing co-investment opportunities with institutional pension fund clients. These co-investments will include both purchase and development opportunities with an emphasis on separate account clients with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek high yields anticipated with development. The expected equity investment is approximately 25-50% from AERC and approximately 50-75% from institutional investors. In addition to the co-investment plans with institutional pension fund clients, the Company is in various stages of planning co-investments with other groups including private organizations and high net worth investors. These investments may be established directly or through organized delivery systems.

Management believes this co-investment program may allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it requires less capital resources from the Company but allows the Company to apply its expertise in multifamily management.

On October 13, 2000, the Company completed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The Company contributed land of $2.0 million for its proportionate share in the joint venture. The Company owns 49% of this joint venture.

Capital Expenditures: In 1999 the Company undertook a two and one-half year initiative to improve the properties in order to increase value and move price points. During 1999, approximately $13.0 million in capital improvements were performed, approximately $5.0 million of which was non-recurring investment capital. After completing the capital expenditures in 1999, an additional amount of approximately $5.0 million more was identified as capital in excess of routine recurring capital (approximately $8.3 million per year). Through September 30, 2000, approximately $7.0 million has been spent on recurring capital and $1.0 million has been spent on investment capital, leaving approximately $4.0 million in investment capital expenditures to be incurred during the balance of 2000 and deferred into the first six months of 2001.

2. Restructure organization for efficiency. Now that the property managers operate in a decentralized environment, with improved technology and processes, the Company continues to focus its efforts on streamlining its corporate organization to take advantage of the efficiencies that have been created by decentralization.

General & Administrative: The Company announced a plan to identify and eliminate approximately $3.0 million on an annualized basis in general and administrative expenses during 2000. Implementation of changes to effect this reduction are currently underway and include reorganization of departments to reassign personnel, reduction in fees paid to outside consultants and the further automation of processes to create efficiencies. Through September 30, 2000, the Company has achieved a reduction in its run-rate that translates to annualized savings of approximately $2.4 million. Additional savings are expected to be achieved by year end.

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

During the third quarter 2000, Louis Vogt assumed the role of President of MIG Realty Advisors, Inc. when James Cote' resigned his position and became an independent consultant. Under his new consulting agreement, Mr. Cote' will continue to provide services to MIG in connection with the servicing of certain pension fund clients designated by MIG.

As of the date of this filing, acquisition allocations stand at approximately $191.2 million. During the current year, the Company will seek to invest this allocation to grow the assets under management. The Company has acquired a total of approximately $166.2 million in multifamily properties for clients in 2000 and expects to acquire approximately an additional $25.0 million during the remainder of 2000.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2000, the Company had $1.7 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity.

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

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company completed two reverse interest rate swaps. The notional amount of the swaps was approximately $65.4 million. The fixed rate on the hedged loans is 7.08% and the floating rate on these hedged loans was approximately 6.62% at September 30, 2000. The swaps amortize monthly in accordance with the amortization of the hedged loans and expire upon maturity of the loans. These swaps were executed to hedge the fair market value of certain fixed rate loans. The first swap was effective March 1, 2000 and the second swap was effective March 10, 2000. For the three and nine months ended September 30, 2000, the Company recognized a credit to interest expense of $76,929 and $246,605, respectively.

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

	September 30, 2000								December 31, 1999
								Fair Market		Fair Market
Long term debt	2000	2001	2002	2003	2004	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$1,379,889	$16,664,725	$6,014,510	$6,588,897	$7,022,143	$529,456,535	$567,126,699	$552,117,900	$568,150,174	$540,199,775
Weighted average interest rate	7.90%	7.84%	7.84%	7.85%	7.86%	7.71%	7.75%		7.76%

MTN's	-	604,000	-	-	105,000	-	709,000	708,528	709,000	705,980
Weighted average interest rate	-	7.26%	-	-	6.88%	-	7.23%		7.23%

Senior notes	-	-	-	-	-	-	-	-	8,540,715	8,707,042
Weighted average interest rate	-	-	-	-	-	-	-		8.38%
Total fixed rate debt	$1,379,889	$17,268,725	$6,014,510	$6,588,897	$7,127,143	$529,456,535	$567,835,699	$552,826,428	$577,399,889	$549,612,797

Variable:
LIBOR based credit facilities**	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Variable rate mortgage debt	16,002	1,724,328	-	-	-	-	1,740,330	1,740,330	1,786,015	1,786,015
	10.0%	10.0%	-	-	-	-	10.0%	-	10.0%
Total variable rate debt	$ 16,002	$ 1,724,328	$ -	$ -	$ -	$ -	$ 1,740,330	$ 1,740,330	$ 1,786,015	$ 1,786,015
Total long term debt	$1,395,891	$18,993,053	$6,014,510	$6,588,897	$7,127,143	$529,456,535	$569,576,029	$554,566,758	$579,185,904	$551,398,812

Interest Rate Swaps:
Notional	$ 138,933	$ 569,339	$ 615,323	$ 665,025	$ 704,437	$ 62,481,176	$ 65,174,233	$ 1,485,000	$ -	$ -
Average interest rate	*	*	*	*	*	*	*	-	-	-

*The average interest rate represents the difference between the fixed rate of 7.08% and the one month LIBOR rate.

**One LIBOR based credit facility which matured October 31, 2000 has been extended for one year and now matures October 31, 2001. The second LIBOR based credit facility matures in 2003.

Sensitivity Analysis

The Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $589.3 million. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

Expected Property Sales

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34.0 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company has a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000. The sale transaction provided for the Company's continued management of those properties. These sales are not to be recognized for Generally Accepted Accounting Principles ("GAAP") purposes until the seller financing is repaid. Three of these properties were resold during the quarter ended September 30, 2000, and accordingly, the property sales were recognized for GAAP purposes. The net proceeds were primarily used to purchase common shares of the Company and paydown outstanding balances on the Company's two revolving lines of credit. The remaining five properties are classified as "Properties held for sale" in the Consolidated Balance Sheets and are included in the 13 Market Rate properties previously described as potential dispositions.

Pending Litigation

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

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation. C:\2000q\3q00\sep00q.wpd

							For the three months ending				For the three months ending
							September 30, 2000				September 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

MARKET RATE
Acquired Properties
Michigan
Arbor Landings	01/01/00	Ann Arbor	Garden	160	1999	1,113	96.8%	98.8%	$1,001	$.90	92.3%	100.0%	$925	$0.83

CORE PORTFOLIO PROPERTIES
Market rate
Phoenix, Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	84.2%	88.2%	$ 824	$0.84	80.4%	87.3%	$827	$0.84

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	95.5%	96.1%	$ 765	$0.57	96.0%	99.0%	$762	$0.57
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	96.9	97.3	811	0.70	96.5	98.2	772	0.67
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	87.7	95.4	482	0.70	97.1	93.4	473	0.69
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	95.5	97.8	712	0.71	95.6	97.8	712	0.70
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	96.9	99.4	554	0.61	94.1	98.7	534	0.59
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	93.0	95.0	593	0.72	97.6	96.8	564	0.68
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	91.5	96.1	824	0.74	94.8	94.7	787	0.71
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	97.4	97.9	585	0.74	95.3	98.4	566	0.72
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	86.4	90.2	523	0.68	95.1	98.2	523	0.68
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	95.2	91.1	525	0.68	99.3	94.6	502	0.65
Muirwood Village at Mt. Sterling	03/03/94	Mt. Sterling	Ranch	48	1990	769	96.4	85.4	491	0.64	94.4	89.6	487	0.63
Muirwood Village at Zanesville	03/07/94	Zanesville	Ranch	196	1991-95	769	96.0	92.3	530	0.69	93.6	98.0	522	0.68
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhm	102	1997	1,110	96.9	99.0	710	0.64	96.4	97.1	709	0.64
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	94.7	96.5	560	0.62	92.6	97.3	536	0.60
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	91.8	91.0	722	0.72	96.0	96.3	707	0.71
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	90.9	95.1	759	0.71	88.1	95.5	742	0.70
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	93.7	97.7	778	0.66	92.8	95.8	758	0.64
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	90.2	93.5	776	0.67	92.1	93.8	749	0.64
Sheffield at Sylvan	03/03/94	Circleville	Ranch	136	1989	791	98.4	97.1	546	0.69	99.3	96.3	517	0.65
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	90.6	92.2	577	0.76	96.7	96.9	555	0.73
The Residence at Newark	03/03/94	Newark	Ranch	112	1993-94	868	95.4	100.0	582	0.67	92.2	83.9	573	0.66
The Residence at Washington	02/01/96	Wash. Ct. House	Ranch	72	1995	862	98.1	97.2	544	0.63	97.1	97.2	527	0.61
Wyndemere	09/21/94	Franklin	Ranch	128	1991-95	768	98.3	100.0	561	0.73	98.0	99.2	552	0.72
				3,901		940	93.6%	95.5%	$641	$0.68	94.6%	96.2%	$624	$0.66

Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	98.0%	97.0%	$685	$0.83	94.0%	91.5%	$662	$0.80

							For the three months ending				For the three months ending
							September 30, 2000				September 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Florida
Cypress Shores Apartments	02/03/98	Coconut Creek	Garden	300	1991	991	86.9%	86.0%	$ 927	$0.94	91.0%	96.3%	$ 873	$0.88
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	90.4	92.9	1,113	0.98	93.8	96.2	1,039	0.92
				668		1,069	89.0%	89.8%	$1,030	$0.96	92.6%	96.3%	$ 964	$0.90
Atlanta, Georgia
The Falls Apartments	02/03/98	Atlanta	Garden	520	1986	963	80.3%	84.6%	$737	$0.77	76.6%	90.6%	$723	$0.75
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	86.9	92.5	857	1.26	90.7	95.7	821	1.21
				706		888	82.2%	86.7%	$769	$0.87	80.7%	91.9%	$749	$0.84
Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	92.8%	95.2%	$759	$0.78	92.0%	94.7%	$742	$0.76
Steeplechase Apartments	08/11/98	Indianapolis	Garden	264	1998	929	84.1	89.0	757	0.82	78.3	79.5	773	0.83
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	91.4	97.1	813	0.83	92.7	95.1	796	0.81
				836		964	89.5%	94.0%	$780	$0.81	87.9%	90.1%	$774	$0.80
Maryland
Reflections Apartments	02/03/98	Metro D.C.	Garden	184	1985	1,020	94.0%	98.9%	$966	$0.95	94.9%	94.6%	$911	$0.89
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	96.4	98.5	978	0.77	95.5	96.2	948	0.75
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	95.9	99.1	885	1.08	96.1	95.2	821	1.01
				668		962	95.5%	99.0%	$926	$0.96	95.6%	95.2%	$871	$0.91
Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	168	1990	1,116	95.7%	98.2%	$957	$0.86	97.3%	95.8%	$938	$0.84
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	97.4	98.6	587	0.74	98.5	96.5	565	0.72
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	97.9	99.1	660	0.78	98.1	99.5	634	0.75
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	95.4	97.5	738	0.77	97.1	97.0	701	0.73
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	96.4	99.3	619	0.72	98.9	99.3	583	0.68
Georgetown Park Apartments	12/28/94	Fenton	Garden	360	1987-96	1,005	88.3	92.5	715	0.71	92.2	92.8	685	0.68
Georgetown-Phase II	02/01/99	Fenton	Garden	120	1998	1,269	84.3	90.8	822	0.65	96.8	92.5	771	0.61
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	87.7	88.4	667	0.70	87.6	92.6	750	0.79
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	98.4	99.8	865	0.82	97.5	97.1	827	0.79
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	97.1	97.0	554	0.68	99.2	98.2	509	0.62
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	97.0	97.3	872	0.98	97.9	98.2	833	0.93
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	98.8	100.0	694	0.72	98.1	98.8	676	0.70
				2,728		969	95.0%	96.9%	$748	$0.77	96.3%	96.5%	$723	$0.75
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	83.1%	92.8%	$793	$0.81	88.6%	92.8%	$778	$0.79

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	96.4%	100.0%	$675	$0.73	97.6%	96.9%	$635	$0.69
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	288	1999	1,131	93.7	94.4	1,004	0.89	92.8	95.5	1,015	0.90
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	97.1	97.9	431	0.74	98.2	97.1	422	0.72

							For the three months ending				For the three months ending
							September 30, 2000				September 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	82.6	83.1	681	0.78	90.5	91.3	681	0.78
Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	93.0	89.6	736	0.74	96.5	95.8	711	0.71
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	96.4	95.2	584	0.67	95.6	95.5	580	0.67
Woodlands of North Royalton
fka Somerset West (a)	IPO	North Royalton	Gdn/Tnhms	197	1982	1,038	91.1	93.4	695	0.67	90.8	94.9	693	0.67
The Triangle (b)	IPO	Cleveland	High Rise	273	1989	616	96.8	98.5	998	1.62	97.3	98.9	965	1.57
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	97.3	97.2	822	0.82	97.1	95.4	798	0.80
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	92.1	94.9	819	0.82	96.8	89.0	768	0.77
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	95.0	99.2	886	0.94	89.5	90.8	851	0.91
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	95.0	100.0	862	0.86	99.4	100.0	838	0.84
Winchester Hills I (c)	IPO	Willoughby Hills	High Rise	362	1972	822	76.5	77.1	618	0.75	92.0	92.0	557	0.68
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	75.9	78.2	626	0.76	89.4	91.2	586	0.71
				3,218		875	90.1%	90.6%	$725	$0.83	93.5%	94.0%	$702	$0.80
Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	94.9%	96.8%	$676	$0.83	94.5%	94.3%	$641	$0.79
Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	93.3	92.0	654	0.57	97.7	95.5	598	0.52
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	93.6	95.5	673	0.63	93.9	94.1	640	0.60
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	92.7	90.7	623	0.67	94.0	95.3	600	0.64
				1,060		981	93.9%	94.9%	$665	$0.68	94.4%	94.4%	$631	$0.64
Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	85.7%	89.7%	$ 735	$0.96	82.8%	87.8%	$ 727	$0.95

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	89.0	83.7	927	0.91	91.1	91.3	920	0.90
Core Market Rate				15,071		935	91.6%	93.7%	$ 734	$0.79	92.8%	94.5%	$711	$ 0.76

AFFORDABLE HOUSING-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	99.7%	99.0%	$ 587	$1.00	99.7%	100.0%	$ 589	$1.00
Hillwood I	IPO	Akron	High Rise	100	1976	570	99.0	100.0	595	1.04	100.0	99.0	581	1.02
Puritas Place (d)	IPO	Cleveland	High Rise	100	1981	518	99.5	98.0	782	1.51	100.0	99.0	782	1.51
Riverview	IPO	Massillon	High Rise	98	1979	553	100.0	100.0	591	1.07	100.0	99.0	581	1.05
State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	93.0	98.6	600	0.80	99.7	100.0	606	0.81
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	93.0	91.5	632	0.79	99.3	91.5	649	0.82
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	99.8	100.0	590	1.02	100.0	100.0	580	1.01
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	99.7	100.0	658	1.03	99.9	100.0	658	1.03
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	99.6	99.0	603	1.09	99.7	100.0	603	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	100.0	100.0	580	1.04	100.0	99.0	580	1.04
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	98.6	95.6	791	1.13	100.0	100.0	757	1.08
				1,095		602	98.9%	98.9%	$ 631	$1.05	100.0%	99.3%	$ 626	$1.04

							For the three months ending				For the three months ending
							September 30, 2000				September 30, 1999
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

AFFORDABLE HOUSING-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	99.5%	100.0%	$ 675	$0.82	98.4%	98.0%	$ 674	$0.82
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	87.5	92.7	575	0.76	100.0	99.3	554	0.74
				201		770	90.9%	94.5%	$ 600	$0.78	100.0%	99.0%	$ 584	$0.76
				1,296		628	97.7%	98.2%	$ 626	$1.00	100.0%	99.2%	$ 620	$0.99
CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	83.2%	85.8%	$1,007	$1.40	91.1%	86.7%	$ 930	$1.29
The Oaks	IPO	Westlake	Garden	50	1985	672	84.8	80.0	1,114	1.66	91.7	92.0	1,081	1.61
				170		707	83.7%	84.1%	$1,038	$1.47	91.3%	88.2%	$ 974	$1.38
				16,537		908	91.9%	93.9%	$ 729	$0.80	93.3%	94.8%	$ 706	$0.78

Joint Venture Properties
Northeastern Ohio
Market Rate
Americana	IPO	Euclid	High Rise	738	1968	803	86.5%	87.0%	$ 506	$0.63	93.9%	94.7%	$ 470	$0.59
College Towers	IPO	Kent	Mid Rise	380	1969	662	95.0	99.5	446	0.67	95.3	99.5	409	0.62
Euclid House	IPO	Euclid	Mid Rise	126	1969	654	93.4	95.2	459	0.70	92.4	92.1	440	0.67
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	760	1969	856	86.9	88.0	699	0.82	93.0	93.6	668	0.78
Highland House	IPO	Painesville	Garden	36	1964	539	95.7	91.7	439	0.81	95.7	97.2	425	0.79
Watergate	IPO	Euclid	High Rise	949	1971	831	81.2	84.3	556	0.67	91.0	94.7	546	0.66
				2,989		798	86.2%	88.4%	$ 561	$0.70	92.8%	94.9%	$ 535	$0.67
AFFORDABLE HOUSING-FAMILY
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	100.0%	97.2%	$ 674	$0.86	97.5%	98.1%	$ 677	$0.86
Total Joint Venture				3,097		798	86.7%	88.7%	$ 565	$0.71	93.0%	95.1%	$ 540	$0.68
Core				19,634		891	91.3%	93.1%	$ 703	$0.79	93.3%	94.9%	$ 680	$0.76
Portfolio average				19,794		893	91.3%	93.1%	$ 706	$0.79	93.3%	94.9%	$ 682	$0.76

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

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and nine month periods ended September 30, 2000 and 1999 are summarized in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2000	1999	2000	1999

Net income (loss) applicable to common shares	$7,145	$ (737)	$ 2,101	$14,060

Depreciation on real estate assets:
Wholly owned properties	7,714	7,601	22,908	21,781
Joint venture properties	210	130	484	386
Amortization of intangible assets	403	422	1,210	767
Extraordinary item - loss	-	-	-	1,809
Cumulative effect of a change in accounting principle	-	-	-	(4,319)
Gain on sale of properties	(8,536)	(1,050)	(8,536)	(13,880)
Funds From Operations	6,936	6,366	18,167	20,604

Depreciation - other assets	542	732	1,556	2,218
Amortization of deferred financing fees	302	257	857	894
Fixed asset additions	(4,070)	(5,101)	(8,131)	(9,212)
Fixed asset additions - joint venture properties	(876)	(73)	(2,984)	(316)
Distributable Cash Flow	$2,834	$ 2,181	$ 9,465	$14,188

Weighted average shares - Basic	19,724	21,617	19,863	22,224
- Diluted	19,734	21,617	19,877	22,225

PART II

OTHER INFORMATION

Except to the extent noted below, the items required in Part II are inapplicable or, if applicable, would be answered in the negative and have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed September 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed September 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.
4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-K filed March 15, 2000.

4.13a	First Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 8, 2000.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release dated January 8, 1999 by and between the Company and Dennis W. Bikun.	Exhibit 10.17 to Form 10-Q filed May 17, 1999.

10.18	Separation Agreement and Release dated September 30, 1999 by and between the Company and Larry E. Wright.	Exhibit 10.18 to Form 10-Q filed August 13, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank.	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

27	Financial Data Schedule	Exhibit 27 filed herewith.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 9, 2000	/s/ Kathleen L. Gutin
(Date)	Kathleen L. Gutin, Vice President, Chief Financial
Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 9, 2000

(Date) Kathleen L. Gutin, Vice President, Chief Financial Officer

and Treasurer