Form 10-K405
period 2000-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2001-03-13
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12486

Associated Estates Realty Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1747603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5025 Swetland Court, Richmond Heights, Ohio	44143-1467
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, without par value	New York Stock Exchange, Inc.

Depositary Shares, each representing	New York Stock Exchange, Inc.
1/10 of a Share of 9-3/4% Class A Cumulative
Redeemable Preferred Shares, without par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $145,083,200 as of March 9, 2001.

The number of Common Shares outstanding as of March 9, 2001 was 19,430,676.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Portions of the Annual Performance Report to Shareholders for the
fiscal year ended December 31, 2000 (in Parts II, III and IV).
Notice of Annual Meeting and Proxy Statement for the Annual Meeting
of Shareholders to be held on May 15, 2001 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2000

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

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. The Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties ("Service Companies"). The Company currently owns properties and/or operates properties in 14 states across the United States. The Company's portfolio currently consists of a total of 136 properties of which 82 (69 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned, one Affordable Housing property 50.0% owned and one Market Rate property 49.0% owned) and 46 non-owned properties (of which one is a commercial property) managed by the Company or one of its subsidiaries. (Reference is made to the Company's Portfolio summary included in Item 2). MIG II Realty Advisors, Inc. ("MIG") provides asset management services for 21 of the 46 non-owned properties and an additional seven non-managed properties, six of which are commercial properties. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries, all qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with the project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies, a limited partnership 66.67% owned by the Company and an Operating Partnership structured as a DownREIT of which an aggregate 80.0% is owned by the Company.

MIGRA Merger: On June 30, 1998, MIG Realty Advisors, Inc. ("MIGRA") merged with the Company. The Company acquired MIGRA's property management and advisory management businesses with several institutional clients and the right to receive certain property and asset management fees; acquisition, disposition and incentive fees; loan origination and consultation fees; and mortgage servicing fees. MIG (MIGRA's successor), is a registered investment advisor and functions as a real estate advisor to pension funds. Currently, MIG manages 21 properties owned by its pension fund clients located in ten states (one in California; two in Colorado; seven in Florida; two in Georgia; three in Illinois; one in Maryland; two in Michigan; one in Pennsylvania; one in Texas and one in Virginia). During 1999 and 1998, MIG sold two properties located in Minnesota and Michigan and two properties in California, respectively on behalf of its clients and recognized asset disposition fees of approximately $467,500 and $247,000, respectively. Additionally, during 2000 and 1999, MIG acquired eight properties located in California, Colorado, Florida (2 properties), Georgia, Maryland, Michigan and Virginia, respectively, on behalf of its clients and recognized asset acquisition fees of approximately $351,600 and $233,700, respectively. Also, MIG has acquired, on behalf of one of its pension fund clients, one property in January, 2001. During the fourth quarter of 1999, MIG earned an incentive fee of $2.6 million related to the performance of an entire portfolio under a contract with an institutional client.

Additionally, in connection with the MIGRA merger, the Company acquired 13 multifamily properties previously owned by MIGRA clients (three properties were owned in part by MIG Residential Trust, the "MRT Properties"; eight properties were owned by MIG Residential REIT, Inc., the "MIG REIT Properties"; one newly developed property and a property in development). The acquisition of the MIGRA advisory business, the MRT properties, the MIG REIT properties and the newly developed and development properties is collectively referred to herein as the "MIGRA Related Transaction". The Company acquired interests in the partnerships that owned the development property and the newly developed property, which were restructured in a DownREIT Operating Partnership. MIG's asset and property management, investment advisor and mortgage servicing operations, including those of the prior MIGRA affiliates, are collectively referred to as the "MIGRA Operations".

Operations: The Company's primary business objectives are to increase distributions per share and to increase the value of the Company's properties. The Company's operating strategy is intended to achieve these objectives. One focus of this operating strategy is to maximize funds from operations from the Company's properties, thereby enhancing their value through (i) rental rate increases to the extent that competitive conditions permit; (ii) emphasis on expense controls consistent with the proper maintenance of the properties; and (iii) strategic capital investments including changing the composition of the portfolio in order to increase the competitive position of the portfolio.

The Company strives to maintain operating expenses at its properties at the lowest practical levels while adequately maintaining its properties. Maintenance and refurbishments are considered critical to the long-term appreciation of the properties. In 1999, the Company undertook a two and one-half year initiative to improve its properties in order to increase value and move price points. During 1999, approximately $13.0 million in capital improvements were performed, approximately $5.0 million of which was non-recurring investment capital. After completing the capital expenditures in 1999, an additional amount of approximately $5.0 million more was identified as capital in excess of routine recurring capital (approximately $8.3 million per year). During 2000, approximately $12.4 million was spent on capital improvements of which approximately $4.0 million was investment capital. Approximately $1.2 million of capital expenditures have been deferred into the first six months of 2001.

The Company's operating strategy also focuses on pursuing co-investment opportunities with various investors, including pension fund clients, private organizations and high net worth investors. These co-investments include both purchase and development opportunities with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate income. The development program allows the Company and its institutional partners to seek the higher yields anticipated from development. The expected equity investment is approximately 25-50% from the Company and approximately 50-75% from institutional investors. The Company believes this co-investment program allows it to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it allows the Company to apply its expertise in multifamily investment across both owned and advised assets.

The Company's operating strategy further focuses on the expansion of the portfolio of advised clients. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of pension fund clients. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets.

Financing and Leverage: The Company believes that the use of borrowed funds in purchasing properties can help to maximize the Company's investments. As of December 31, 2000, conventional mortgages payable, which totaled $542.8 million, were comprised of 58 non-recourse loans, each of which was collateralized by the respective real estate and resident leases. Federally insured mortgage debt, which totaled $24.7 million, encumbered six of the properties at December 31, 2000 (including one property that was funded through Industrial Development Bonds). The Company's $12.0 million Line of Credit is secured by two properties and the Company's $20.0 million revolving line of credit is secured by one property. The borrowings on the $20.0 million revolving line of credit is presently restricted up to an amount not to exceed $12.6 million. The remaining $7.4 million will be available upon completion of certain requirements. (See Note 7 of the Notes to the Financial Statements presented in Part II, Item 8 of this report.)

Additionally, the Company had two Medium Term Notes outstanding with a combined balance of $709,000 at December 31, 2000. Both of these notes are unsecured.

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

INDUSTRY SEGMENTS. The Company has four reportable segments: (1) Market Rate multifamily properties, (2) Affordable Housing multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. All of the Company's segments are located in the United States. The Company evaluates the performance of its segments and allocates resources to them based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA should not be considered as an alternative to net income [determined in accordance with Generally Accepted Accounting Principles ("GAAP")] as an indicator of the Company's financial performance or cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. (See Note 19 of the Notes to the Financial Statements presented in Part II, Item 8 of this report for the segment financial information.)

Market Rate: The Market Rate properties are same store conventional multifamily residential properties and the congregate care facilities [the operations of which are not subject to regulation by U.S. Department of Housing and Urban Development ("HUD")] and properties acquired or disposed of within one year.

Affordable Housing: The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The following summary of the rental assistance and/or the mortgage insurance programs are qualified in their entirety by reference to the applicable Federal statutes and the regulations promulgated thereunder. There can be no assurance that the terms of such programs will not change or that any such changes will not be detrimental to the Company.

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

Below is a table setting forth the current expiration dates of the HAP Contracts and the HAP revenue recognized for the Company's Affordable Housing properties:

	Final	Revenue
	Expiration	Recognized
Property	Date	During 2000

Ellet Development	December 2017	$427,274
Hillwood I	July 2016	497,390
Jennings Commons	November 2001	304,354
Lakeshore Village (50.0% Joint Venture)	October 2002	730,483 *
Puritas Place	September 2011	680,709
St. James (Riverview)	November 2009	467,701
Shaker Park Gardens II	March 2002	735,673
State Road Apartments	December 2016	362,442
Statesman II	November 2001	262,686
Sutliff Apartments II	November 2019	809,322
Tallmadge Acres	March 2002	663,462
The Woodlands of North Royalton (39 units)	March 2002	177,776
Twinsburg Apartments	June 2009	453,755
Village Towers	November 2009	445,645
West High Apartments	November 2001	499,148

*Amount shown represents 100% payment; the Company's share was $365,241.

Contract Rents are adjusted at least annually in accordance with the annual adjustment factor method. "Contract Renewal Request Forms" must be submitted by the Company 120 days prior to the HAP anniversary date to HUD (or its corresponding contract agent) in order to renew the existing HAP contract. Current options available to the Company for the expiring HAP contracts are as follows: (i) renew at rents below market comparisons for properties that have a mortgage; (ii) renew at current rents plus an operating cost adjustment factor for properties without a mortgage; or, (iii) opt out of the Section 8 program. Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

Additionally, HUD may permit special additional adjustments to reflect increases in actual and necessary expenses of owning and maintaining Contract Units which result from substantial general increases in real property taxes, utility rates, insurance or similar costs, upon demonstration that such general cost increases are not adequately compensated for by the annual adjustments. Generally, these types of adjustments are only permitted if current rents are below the fair market rent threshold.

The Company believes, that upon expiration of the contracts, the contracts will be renewed, or the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate properties.

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

Unallocated Corporate Overhead: The Unallocated Corporate Overhead segment was established to better capture costs not specifically allocated to an individual segment and to isolate these costs from the third party Management and Service Operations.

Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 95.0% (90.0% after December 31, 2000) of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to a federal income tax on net income. However, certain of the Company's Service Companies may be subject to federal income tax.

On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective beginning January 1, 2001, the RMA has amended the tax rules relating to the composition of a REIT's assets. Under prior law, a REIT was precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will remain subject to this current restriction and will also be precluded from owning more than 10.0% of the value of all securities of any one issuer.

As an exception to this prohibition, a REIT will be allowed to own up to 100% of the securities of a taxable REIT subsidiary ("TRS") that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of interest and other expenses from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10.0% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that a subsidiary does not engage in a "substantial new line of business" or acquire any "substantial asset", and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a third party subsidiary will be able to convert tax free into a TRS. The Company intends to elect TRS status for all of its preferred stock subsidiaries for 2001.

Competitive Conditions: The following paragraphs may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainties, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the properties owned by the Company, changes in government regulations affecting the Affordable Housing properties, expiring HAP contracts, loss of contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

Given the Midwestern concentration of the Market Rate portfolio, management anticipates that the Market Rate rental growth for existing assets will be a modest 2.5% over the next twelve months. General market expectations for locations where the Company has significant concentrations are as follows: Columbus, Ohio is a dynamic market with growth in both employment and construction; Cleveland, Ohio continues to exhibit stability; Michigan markets show minor signs of a slowing economy but modest new supply; Indianapolis, Indiana is a dynamic market similar to Columbus; Washington, D.C. and South Florida are in equilibrium with significant additions to employment and multifamily supply; and Orlando, Florida and Atlanta, Georgia continue to perform well in spite of significant construction.

Customers: The business of the Company taken as a whole is not dependent upon any single customer or a small number customers.

Employees: The Company has approximately 984 employees; approximately 120 of whom are located at the Company's headquarters. The Company's headquarters is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and an adjacent 3.7 acre parcel of land for further development or expansion, all of which are owned by the Company subject to a ground lease.

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

REPORTS TO SECURITY HOLDERS. The Company issues annual reports to its security holders which contain financial statements.

Item 2. The Properties

COMPANY'S PORTFOLIO: The following table represents the Company's current portfolio which consists of properties owned, directly or indirectly, by the Company or by a subsidiary of the Company, properties in which the Company is a joint venture partner and properties managed by the Company or one of its Service Companies.

	Total Number	Total Number
100% Owned by AERC:	of Properties	of Units
Market Rate Properties:
Arizona	1	204
Florida	3	1,128
Georgia	2	706
Indiana	3	836
Maryland	3	668
Michigan	11	2,880
North Carolina	1	276
Ohio*	43	8,534
Ohio-66.67% Joint Venture	1	320
Pennsylvania	1	468
Texas	1	104
Total Market Rate Properties	70	16,124
Affordable Housing Properties - Ohio	13	1,335

Total Properties Included In The Consolidated
Financial Statements Of AERC	83	17,459

Joint Ventures:
33.33% owned by AERC-Market Rate - Ohio	3	2,447
50.00% owned by AERC-Market Rate - Ohio	2	416
50.00% owned by AERC-Affordable Housing - Ohio	1	108
49.00% owned by AERC-Market Rate-Georgia	1	308
Total Joint Ventures	7	3,279

AERC Managed Properties:
Affordable Housing - Ohio	7	1,165

AEMC Managed Properties:
Affordable Housing - Ohio	17	3,232
Commercial - Ohio	1	269,716 sq. ft.
Total AEMC Managed	18

MIG Managed Properties:
Market Rate Properties:
California	1	272
Colorado	2	680
Florida	7	2,311
Georgia	2	830
Illinois	3	1,042
Maryland	1	256
Michigan	2	681
Pennsylvania	1	396
Texas	1	256
Virginia	1	248
Total MIG Managed	21	6,972
Total Managed Properties	46	11,369
Total Company Portfolio	136	32,107

			Anticipated
	Location	Units	Completion
Construction Projects:
Owned
Village at Avon-Phase II	Avon, OH	148	2001
Boynton Beach Land	Boynton Beach, FL	-	TBD**
		148
Joint Ventures
Berkley Manor (49.00%)	Cranberry Twp, PA	252	2002
Idlewylde/Boggs Road-Phase II (49.00%)	Atlanta, GA	535	2002
		787
Total Construction Projects		935

Undeveloped Land Parcels:		Acres
Aspen Lakes Land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve Land	Battle Creek, MI	4.3	On Hold
Westlake Land	Westlake, OH	39.0	On Hold
Wyndemere Land	Franklin, OH	10.0	On Hold
Total Undeveloped Land Parcels		72.8

* Included in totals are three Market Rate Properties which were sold December 31, 1999. These sales were not recognized for GAAP purposes and accordingly, the Company's earnings were not impacted for GAAP reporting. Although the Company sold these properties to Ohio Residential Investment, LLC on December 31, 1999, the Company continues to report the properties as if no sale occurred. This treatment is required by GAAP reporting.

**To Be Determined.

Noteholder Interest: Upon closing of the IPO, the Company acquired a noteholder interest in a Market Rate property, in which one of the principals of the Company has a general partnership interest. Since 1984, the property has been unable to generate sufficient cash flow to meet the scheduled interest payments under these notes. The noteholder is entitled to substantially all cash flows from operations. The cumulative unpaid debt service on the notes is greater than nine years of aggregate principal amortization and interest.

Indebtedness Encumbering the Properties: The Company financed and, in many cases, refinanced the acquisition, development and rehabilitation of its properties with a variety of sources of mortgage indebtedness. Certain of the mortgage indebtedness is insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act. (Reference is made to Affordable Housing in Item 1). Currently, the Company has 66 properties (64 Market Rate properties, one Affordable Housing property and one which is a 66.67% owned joint venture) which are encumbered and 17 properties (five Market Rate properties and 12 Affordable Housing properties) which are unencumbered.

Item 3. Legal Proceedings

Except as provided below, there are no material pending legal proceedings to which the Company or any of its Subsidiaries or Service Companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On January 25, 2000, Associated Estates Management Company ("AEMC") filed suit in the Cuyahoga County, Ohio Court of Common Pleas against Euclid Medical and Commercial Arts, an Ohio limited partnership and its general partner, Metro City No. 1, an Ohio general partnership, seeking damages in excess of $729,000. Euclid Medical and Commercial Arts formerly owned the Euclid Medical and Office Building located in Euclid, Ohio. AEMC was the property manager of that property until on or about March 23, 1999. Metro City No. 1 is 56.0% owned by the Company's Chairman of the Board and CEO, his wife and his brothers-in-law, one of whom is a director of the Company. In the normal course of business, the Company had followed a practice for many years of advancing funds on behalf of, or holding funds for the benefit of, affiliates, which owned real estate properties managed by the Company. Euclid Medical and Office Building was one of those properties for which the Company so advanced funds. The suit seeks reimbursement for the funds advanced by the Company for the benefit of this property. Metro City No. 1 made a capital call to its partners requesting funds to pay this obligation. The Chairman of the Board, his wife and brothers-in-law have paid the Company their proportionate share of the capital call; however, the remaining non-affiliated partners of Metro City No. 1 have refused to do so. The Company believes the recorded amount of the receivable is stated at its net realizable value.

A lawsuit is pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. (MIG's predecessor company) involving a claim for contribution and indemnity arising out of MIG Realty Advisors, Inc. having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIG Realty Advisors, Inc., alleging that MIG Realty Advisors, Inc. was responsible for the conduct of the due diligence investigation and consequently MIG Realty Advisors, Inc., rather than the engineer was responsible for any damages suffered by the advisory client. The third party complaint does not specify the amount of damages being claimed, but rather seeks contribution and indemnity for any judgment rendered against the consulting engineer arising out of the complaint against it filed by the advisory client. However, these potential claims may be approximately $9.0 million. The Company is vigorously defending against the claims brought by the consulting engineer in the third party complaint and cannot predict the final outcome of this dispute.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table shows the high and low closing sale prices of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 2000 and 1999 and the dividends declared per common share with respect to each such quarter.

					Dividends Declared
	Price Range				Per Share
	2000		1999		2000	1999
	High	Low	High	Low

First Quarter	$9.56	$8.06	$12.31	$10.00	$0.375	$0.375
Second Quarter	$8.94	$6.44	$12.44	$10.19	$0.375	$0.375
Third Quarter	$8.25	$7.13	$11.94	$ 8.81	$0.250	-
Fourth Quarter	$8.75	$7.81	$ 9.19	$ 7.00	$0.250	$0.375
					$1.250	$1.125

The number of holders of record of the Company's common shares at December 31, 2000 was 795.

The Company anticipates that dividends will be paid quarterly using net cash provided by operations.

The Company maintains a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares of the Company. Under the plan, the plan agent purchases common shares in the open market on behalf of participating shareholders.

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

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly rental revenue)			(e)	(e)	(e)
	2000	1999	1998	1997	1996
Operating Data:
Revenues:
Rental	$144,099	$143,137	$132,514	$101,640	$ 87,975
Property and asset management, and acquisition and
disposition fees	8,120	10,919	6,200	3,752	3,780
Painting services	1,531	1,524	1,606	1,664	1,634
Other	3,356	2,975	2,479	1,754	1,066
Total revenues	157,106	158,555	142,799	108,810	94,455

Expenses and charges:
Property operating and maintenance expenses
(before depreciation and amortization)	64,108	64,667	58,736	44,994	37,056
Painting services	1,558	1,435	1,617	1,492	1,436
Preliminary project costs	-	-	298	310	-
General and administrative	14,327	16,170	10,217	6,085	5,912
Write-off of software development costs	-	-	817	-	-
Depreciation and amortization	35,479	35,146	24,899	19,266	15,536
Default waiver fee	-	-	395	-	-
Interest expense	43,640	38,264	29,050	19,144	15,516
Total expenses and charges	159,112	155,682	126,029	91,291	75,456

(Loss) income from operations	(2,006)	2,873	16,770	17,519	18,999
Equity in net (loss) income of joint ventures	(164)	585	445	561	305
(Loss) income before gain on disposition of properties
and land, net, minority interest expense, extraordinary item
and cumulative effect of a change in accounting principle	(2,170)	3,458	17,215	18,080	19,304
Gain on disposition of properties and land, net	7,512	19,630	503	1,608	-
Minority interest expense	(400)	(241)	(78)	-	-
Income before extraordinary item and cumulative effect of
a change in accounting principle	4,942	22,847	17,640	19,688	19,304
Extraordinary item	-	(3,457)	(125)	1,024	-
Cumulative effect of a change in accounting principle	-	4,319	-	-	-
Net income	$ 4,942	$ 23,709	$ 17,515	$ 20,712	$ 19,304
Net (loss) income applicable to common shares	$ (542)	$ 18,225	$ 12,030	$ 15,228	$ 13,820

Earnings per common share - Basic:
(Loss) income before extraordinary item and cumulative effect
of a change in accounting principle	$ (.03)	$ .79	$ .61	$ .88	$ .99
Net (loss) income	$ (.03)	$ .83	$ .61	$ .94	$ .99
Weighted average number of common shares outstanding	19,733	22,051	19,865	16,198	13,932
Earnings per common share - Diluted:
(Loss) income before extraordinary item and cumulative effect
of a change in accounting principle	$ (.03)	$ .79	$ .60	$ .88	$ .99
Net (loss) income	$ (.03)	$ .83	$ .60	$ .94	$ .99
Weighted average number of common shares outstanding	19,733	22,053	20,060	16,216	13,932

Dividends declared per common share	$ 1.25	$ 1.125	$ 1.86	$ 1.86	$ 1.80

Other data:
Cash flow provided by (used in):
Operating activities	$ 31,557	$ 40,130	$ 41,663	$ 29,936	$ 31,060
Investing activities	$(16,832)	$ (9,140)	$(151,638)	$(131,908)	$(75,771)
Financing activities	$(50,545)	$ 4,360	$ 108,758	$ 102,936	$ 43,149
Funds From Operations (a)	$ 24,963	$ 29,291	$ 37,076	$ 34,649	$ 28,915

Earnings before interest, taxes, depreciation and amortization (b)	$ 78,735	$ 78,856	$ 72,911	$ 58,495	$ 52,719
Total properties (at end of period) - includes joint ventures	90	93	101	88	84

Total multifamily units (at end of period)	20,738	20,103	21,558	17,600	15,838
Same Store Portfolio:
Average monthly rental revenue per multifamily unit	$ 644	$ 633	$ 593	$ 587	$ 581
Economic Occupancy (c)	90.4%	92.8%	94.1%	94.0%	95.5%

	2000	1999	1998	1997	1996
Balance Sheet Data at December 31:
Real estate and other fixed assets before
accumulated depreciation	$926,782	$937,289	$955,671	$646,499	$513,966
Real estate and other fixed assets after
accumulated depreciation	742,182	777,072	801,730	515,830	401,864
Total assets	819,559	882,810	840,785	553,910	424,711
Total debt (d)	568,177	579,186	503,905	318,170	217,813
Total shareholders' equity	196,456	238,182	259,188	181,158	158,016

(a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be one of the measures of the performance of an equity REIT.

Effective January 1, 2000, NAREIT has redefined FFO to include all non-recurring transactions, except those that are defined as extraordinary under GAAP. FFO is defined generally as net income (loss) applicable to common shareholders, excluding gains (losses) on the disposition of properties and extraordinary items under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets and adding the Company's proportionate share of FFO of its unconsolidated joint ventures. The Company has adopted this new definition effective January 1, 2000 and accordingly, has restated prior periods FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Certain other real estate companies may define FFO in a different manner.

(b) Management uses EBITDA as a measurement tool for the Company since it believes EBITDA is the measure of performance most analogous to Net Operating Income. Net Operating Income is the customary measurement used in valuing real property, which comprises the majority of the Company's asset base. EBITDA does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's financial performance, cash flow from operating activities or as a measure of the Company's liquidity.

(c) Economic Occupancy is calculated as the actual rent revenue divided by the total rent expected to be earned based on the market rental rate for all units.

(d) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $24,986, $17,249, $17,453, $17,752 and $17,969 at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(e) These amounts do not include an adjustment to reflect the change in the Company's accounting policy for accounting for certain replacements and improvements which was effective January 1, 1999. (See Note 20 to the financial statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 of the Report on Form 10-K. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the apartments owned by the Company, changes in government regulations affecting the Affordable Housing properties, changes in or termination of contracts relating to third party management and advisory business, expiring HAP contracts, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

Liquidity and Capital Resources

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 95.0% (90.0% after December 31, 2000) of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to a federal income tax on net income. However, certain of the Company's Service Companies may be subject to federal income tax.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. During 2001 and 2002, approximately $17.3 million and $6.1 million, respectively, of the Company's debt will mature. The Company believes it has adequate alternatives available to provide for its liquidity needs.

Financing: At December 31, 2000, the Company had 58 conventional mortgages payable aggregating $542.8 million, each collateralized by the respective real estate and resident leases having a book value of $665.3 million. These nonrecourse project specific loans accrue interest at fixed rates ranging from 7.37% to 9.63%. Fifty-four of these loans encumber properties owned by qualified REIT subsidiaries which are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity.

During 1999, the Company received gross proceeds of $525.3 million from these project specific, nonrecourse mortgage loans collateralized by 55 properties owned by qualified REIT subsidiaries, having a then net book value of $641.5 million. The proceeds from these loans were used to pay off the Company's floating rate unsecured line of credit facility, to pay down most of its Senior and Medium-Term Notes and to increase the Company's cash balances. These mortgage loan documents require escrow deposits for taxes and replacement of project assets. During 2000, one of these loans with a balance of $7.1 million, was assumed by the buyer of the property securing the loan. For further information on this sale, see Note 2 to the financial statements included in Part II, Item 8 of this report. At December 31, 2000, the weighted average maturity of the remaining 54 loans funded in 1999 was 8.8 years, and the weighted average interest rate was 7.66%.

Cash Tender Offers for Unsecured Debt Securities: On October 21, 1999, the Company commenced cash tender offers and concurrent consent solicitations for all of the Company's outstanding unsecured debt securities. The vote of the holders of a simple majority of the principal amount of outstanding notes voting together as one class was required to obtain the requisite consents. The initial offer provided for a discount to par; however, by November 3, 1999, the Company had not received the requisite consents. On November 3, 1999, the Company notified the noteholders that it would tender the notes for par including a consent fee of $25 per $1,000 of par value. On November 19, 1999, all debt securities tendered, representing Senior and Medium-Term Notes totaling $168.2 million in principal, were accepted and constituted a majority of the Company's outstanding notes pursuant to the amended terms of its cash tender offers and concurrent consent solicitations. Accordingly, the Company and the trustee for the notes executed a supplemental indenture containing the proposed amendments approved by noteholders, which became effective upon acceptance by the Company for payment of all notes validly tendered pursuant to the tender offers. The Company funded the tender offers with project specific, non-recourse loans from The Chase Manhattan Bank. The loans were collateralized by individual mortgages on 29 properties with gross proceeds of $205.0 million, with a weighted average term of 10.6 years and a weighted average interest rate of 7.86%. The net proceeds, after repayment of certain outstanding indebtedness and transaction costs, were approximately $180.0 million. This new structure is intended to give the Company more operating and financial flexibility than that available under the indenture governing the notes.

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

Line of Credit: Prior to its termination in May 1999, the Company had available a $250.0 million revolving credit facility (the "Line of Credit") which contained various restrictive covenants. In May 1999, the Company repaid all outstanding obligations under this Line of Credit through proceeds received from financing project specific, nonrecourse mortgage loans and accordingly, terminated the facility. The Company recognized an extraordinary charge of $1.8 million which represents a $750,000 facility fee charge, a $127,000 breakage fee, and a $932,000 write off of deferred finance costs related to the line of credit facility.

On November 18, 1999, the Company obtained a $12.0 million secured line of credit facility (the "Secured Line of Credit") which is secured by two of the Company's properties. During 2000, the Secured Line of Credit was increased to $20.0 million. The facility was for a term of one year with a maturity date of October 31, 2000. On November 1, 2000, this facility was reduced to $12.0 million and extended for one year with the new maturity date being October 31, 2001. The Company's borrowings under the Secured Line of Credit bear interest at a rate of, at the Borrower's option, either the Prime Rate or LIBOR plus 2.0%. This Secured Line of Credit is utilized by the Company to provide working capital and for general corporate purposes. At December 31, 2000 and 1999, there were no amounts outstanding under this facility.

On July 20, 2000, the Company entered into a $20.0 million revolving line of credit, which is secured by one of the Company's properties. The borrowings are presently restricted up to an amount not to exceed $12.6 million. The remaining $7.4 million will be available upon completion of certain requirements. The facility is for a term of three years. The Company's borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%. This revolving line of credit is utilized by the Company to provide working capital and for general corporate purposes. At December 31, 2000, there were no amounts outstanding under this facility.

Senior and Medium-Term Notes: The Senior Notes issued during 1995 in the principal amounts of $75.0 million and $10.0 million accrued interest at 8.38% and 7.10%, respectively, and were to mature in 2000 and 2002, respectively. Pursuant to the 1999 tender offer, as discussed above, the Company paid off the $10.0 million Senior Note and paid down the $75.0 million Senior Note. The balance of the $75.0 million Senior Note, net of unamortized discounts, was $8.5 million at December 31, 1999. This senior note matured April 15, 2000. In accordance with the terms of the note, on April 15, 2000, the Company paid $8.9 million which represented the outstanding balance and all interest accrued thereon.

The Company had two Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $709,000 at December 31, 2000 and 1999. Pursuant to the tender offer during 1999, as discussed above, the Company paid off eight and paid down two of the MTN's with an aggregate payment of $91.8 million. Additionally, the Company paid off a $20.0 million MTN that matured in September 1999. The two remaining MTN's have principal amounts of $604,000 and $105,000 and bear interest at 7.33% and 6.88%, respectively, and mature in September 2001 and December 2004, respectively. The weighted average interest rate of the two MTN's was 7.26% at December 31, 2000 and 1999.

Hedge Agreements: From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company completed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which will be amortized over the remaining terms of the two swap agreements (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). There were no interest rate protection agreements outstanding as of December 31, 2000 or 1999.

Secured Mortgages: Seventeen (five Market Rate properties which refers to the Same Store and Acquired/Disposed Property portfolios and 12 Affordable Housing properties) of the Company's 83 (69 Market Rate properties, 13 Affordable Housing properties and one 66.67% owned joint venture) properties which are consolidated for reporting purposes were unencumbered at December 31, 2000 with annual EBITDA of approximately $6.8 million (approximately $1.5 million represents the Market Rate properties and approximately $5.3 million represents the Affordable Housing properties) and a historical gross cost basis of approximately $54.4 million (approximately $18.2 million represents the Market Rate properties and approximately $36.2 million represents the Affordable Housing properties). The remaining 66 of the Company's wholly owned properties (all of which are Market Rate properties except one which is an Affordable Housing property and one which is a 66.67% owned joint venture), have an historical gross cost basis of $887.3 million ($873.5 million represents the Market Rate properties, $4.0 million represents the Affordable Housing property and $9.8 million represents the 66.67% owned joint venture) and secured property specific debt of $567.5 million (approximately $558.4 million relates to the Market Rate properties, $2.8 million relates to the Affordable Housing Property and $6.3 million relates to the 66.67% owned joint venture) at December 31, 2000. The Company's proportionate share of the mortgage debt relating to the seven joint venture properties was $25.0 million at December 31, 2000. The weighted average interest rate on the secured, unsecured and the Company's proportionate share of the joint venture debt was 7.74% at December 31, 2000.

Guaranties: From time to time, the Company guarantees debt and other obligations of certain unconsolidated joint ventures. The following guaranty obligations are currently outstanding. The Company has guaranteed repayment of a $30.0 million construction loan in connection with the Company's Idlewylde Phase II joint venture development. For further details, see discussion under "Acquisitions, Development and Dispositions". The Company has further guaranteed completion of certain improvements totaling $1.8 million in connection with the refinancing of Americana Apartments, a joint venture property located in Euclid, Ohio, which obligation is secured by a $1.8 million letter of credit. The Company also has guaranty obligations under a $220,000 letter of credit for the purpose of guarantying certain equity contributions required by the construction lender in connection with the Company's Berkley Manor joint venture development. For further details, see discussion under "Acquisitions, Development and Dispositions". The Company is obligated under a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach joint venture development. For further details, see discussion under "Acquisitions, Development and Dispositions".

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

Operating Partnership: In conjunction with the acquisition of the Operating Partnership, the Company issued a total of 522,032 operating partnership units ("OP units"). The Company has the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. In August 2000, 19,662 of the OP units were exchanged for cash in the amount of $144,270, which represented a value of $7.34 per unit. These units had a recorded amount of $435,874 when issued. The difference of the cash paid and the recorded amount was $291,604 which reduced the recorded amount of the underlying real estate. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $400,071, $241,310 and $78,706 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income for the years ended December 31, 2000, 1999 and 1998, respectively.

Merger Contingent Consideration: Subject to certain conditions, adjustments and achievements of specified performance goals, the MIGRA Stockholders' Conversion Rights entitled the MIGRA Stockholders to receive (a) on the second issuance date (June 30, 1999), an amount of $872,935 payable in common shares of the Company using the average closing price of the common shares for the 20 trading days immediately preceding June 30, 1999, (74,994 common shares at a price of $11.64 per share) subject to certain price adjustments as provided for in the Merger Agreement and (b) on the third issuance date (June 30, 2000) $1,482,797 worth of common shares of the Company of which $893,340 was based on the average closing price of the common shares for the 20 trading days immediately preceding the date the consideration was paid (127,620 common shares were issued at a price of $7.00 per share) and $589,457 was based on a price of $6.60 (89,291 common shares were issued). The payment of the $1.5 million related to the third issuance date increased the Company's recorded intangible asset. This third anniversary payment represents the final payment pursuant to the merger agreement.

In October 1999, the Company settled some of the purchase price adjustments relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The MIGRA merger agreement provided that such adjustment would be determined on the one-year anniversary of the merger. Accordingly, the Company paid a net of approximately $1.3 million with respect to the purchase price adjustment. The consideration paid was funded by proceeds from the sale, at par (including accrued interest) of a note receivable to affiliates (the former MIGRA shareholders). This purchase price adjustment increased the Company's recorded amount of the intangible asset initially recorded at the date of the merger.

Acquisitions, Development and Dispositions

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured debt financings, or the issuance of shares or units exchangeable into common shares.

Acquisitions: In May 2000, the Company and one of MIG's advisory clients completed a joint venture agreement for a newly developed 308 unit Market Rate property and the adjacent land located in Atlanta, Georgia. The Company contributed land of $4.6 million and cash of $795,000 for its proportionate share in the joint venture. The contributed land is a 48 acre parcel of land on which a 535 unit multifamily Market Rate property is being developed by the joint venture. (See Development below.) At December 31, 2000, the joint venture had real estate assets of $29.2 million and a mortgage payable of $17.2 million. The Company owns 49.0% of this joint venture.

Effective December 1, 2000, the Company bought out the two partners in a joint venture property, in which the Company was a 33.33% partner and became the 100% owner. The property which is located in Ohio has 126 units and real estate assets of $1.7 million at December 31, 2000.

Development: During 2000, the Company completed the construction and leasing of 268 units at two of the Company's development properties. During 1999, the Company completed the construction and leasing of 576 units at three of the Company's development properties. Additionally, the Company owns four tracts of undeveloped land consisting of approximately 73 acres of land. The Company is currently in the process of constructing or planning the construction of an additional 935 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Village at Avon-Phase II	Avon, Ohio	148	2001
Boynton Beach Land	Boynton Beach, FL	-	TBD
Berkley Manor (49.0% owned Joint Venture)	Cranberry Twp., PA	252	2002
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, Georgia	535	2002
		935

In October 2000, the Company executed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The Company contributed land with an estimated fair value of $2.0 million and received a capital credit of $152,000 for its proportionate share in the joint venture. The Company acquired this 24 acre parcel of land during 1999. At the time of transfer, the land had a book value of $3.1 million, consequently, the Company recorded a loss of $990,000 in connection with this transaction which is included in "Gain on disposition of properties and land, net", in the Consolidated Statements of Income. The 252 unit project to be built on the land is scheduled to be completed in 2002. At December 31, 2000, the joint venture had real estate assets of $3.0 million and borrowings of $814,000. The Company owns 49.0% of this joint venture.

On November 30, 2000, the Company completed the purchase of a 6.9 acre land parcel for $5.2 million. This land parcel is located in Boynton Beach, Florida. The Company is currently negotiating with a third party to form a joint venture partnership to complete development of this project. The Company plans to develop a 229 unit multifamily Market Rate complex, 38 boat slips, a 6,700 square foot restaurant, 11,240 square foot specialty retail space, 9,800 square foot office space and a 2-story parking deck on this land.

In November 2000, the Company and its joint venture partner commenced construction of Idelwylde Phase II, which will add an additional 535 apartment units to Idelwylde Apartments, located in the Atlanta, Georgia market area. The total capitalized cost of Phase II, when completed, is expected to be approximately $43.1 million. Funding for this project consists of a $30.0 million construction loan and $13.1 million equity financing. The Company has guaranteed repayment of the construction loan. The project is scheduled for completion in 2002.

Potential Acquisitions: The Company is actively pursuing co-investment opportunities with one or more of MIG's advisory clients. On January 17, 2001, the Company acquired on behalf of an advisory client, a market rate multifamily property containing 319 units located in Florida. The Company was retained to provide property and asset management services.

Advisory Acquisitions: During 2000, MIG acquired five Market Rate multifamily properties containing an aggregate of 1,664 units on behalf of its advisory clients and recognized asset acquisition fees of approximately $351,600. During 1999, MIG acquired three multifamily properties containing 938 units for certain advisory clients and recognized asset acquisition fees of approximately $233,700. For the properties acquired in 2000 and 1999, the Company and MIG were retained to provide asset and property management services for these properties.

Potential Dispositions: The Company is marketing 17 properties of which contracts are pending on five of them. These 17 properties are comprised of three of its Market Rate joint venture properties, one of its Affordable Housing properties and 13 Market Rate properties (nine located in Ohio and four located in Michigan) which include the three properties discussed in "Dispositions".

In the short run, the sale of properties will likely result in a reduction in net income and portfolio size for the Company, however, it is expected that the proceeds will either be redeployed into new growth opportunities or the REIT will continue to alter its capital structure. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Advisory Dispositions: During 1999, MIG sold two multifamily properties on behalf of two different pension fund clients. The Company recognized asset disposition fees of approximately $467,500 and management fees of approximately $304,290 for the year ended December 31, 1999. Additionally, during the fourth quarter of 1999, the Company earned an incentive fee of $2.6 million related to the performance of an entire portfolio under a contract with an institutional client. There were no dispositions in 2000 and as such no disposition fees earned in 2000.

Dispositions: During 1999, the Company sold eight operating properties for net cash proceeds of $36.8 million, resulting in a gain of $19.6 million. During 1999, these properties contributed approximately $1.6 million to net income before extraordinary items and the cumulative effect of a change in accounting principle. Net cash proceeds from the sale of five of the eight operating properties of $13.4 million, were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds to acquire a 24 acre parcel of land during 1999. The remaining net proceeds and unutilized like-kind funds were used to pay the Company's dividend and pay down a $20.0 million Medium-Term Note which matured in September 1999. Rainbow Terrace Apartments, an Affordable Housing property, was conveyed to HUD by deed in lieu of foreclosure of approximately $1.8 million, resulting in a loss of approximately $67,000.

In addition, on December 31, 1999, the Company sold eight Market Rate properties located in Ohio for an aggregate sales price of approximately $34.0 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the Buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company had a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000, which the Company elected not to exercise. The sale transaction provided for the Company's continued management of those properties. These sales were not recognized for GAAP purposes until the seller financing was repaid. During 2000, five of these properties were sold in cash transactions for proceeds of $14.3 million, and accordingly, these five property sales were recognized for GAAP purposes, and the resulting gain of $4.3 million was recognized. Additionally, a sixth property was sold for net cash proceeds of $2.2 million (an existing loan of $7.1 million was assumed by the buyer), resulting in a gain of $4.2 million. The net proceeds were primarily used to purchase common shares of the Company and pay down outstanding balances on the Company's two revolving lines of credit. The three remaining properties at December 31, 2000 and all eight properties at December 31, 1999 were classified as "Properties held for sale" in the Consolidated Balance Sheets. These three remaining properties are included in the 13 Market Rate properties previously described in "Potential Dispositions". These three properties generated approximately $1.5 million of net income during 2000.

Management Contract Cancellation: During 2000, the Company's management contracts associated with the following properties were terminated:

Effective		Management	Approximate	Approximate
Date of	Management	Contract	Management Fees	Annualized Loss of
Termination	Company	Canceled	Earned During 2000	Management Fees

Market Rate Properties:
2/24/00	AEMC	Brookview Commons	$ 1,300	$ 12,800
2/24/00	AEMC	Devonshire	$ 1,000	$ 4,000
9/07/00	AEMC	Richmond Park Apts.	$118,400	$177,700

Commercial Properties:
2/21/00	AEMC	Mound Building	$ 1,000	$ 12,000
4/01/00	AEMC	Cambridge Court	$ 18,800	$ 75,400
4/01/00	AEMC	Eton Collection	$ 4,500	$ 18,000

Additionally, the Company anticipates that the following management contracts on managed but not wholly owned properties may be canceled primarily because of pending or proposed sales:

Effective			Approximate
Date of	Management	Managed	Management Fees
Termination	Company	Property	Earned During 2000

Market Rate Properties:
Undetermined	AERC	Americana (33.33% Joint Venture)	$135,200*
Undetermined	AERC	Gates Mills Towers (33.33% Joint Venture)	$204,400*
Undetermined	AERC	Watergate (33.33% Joint Venture)	$240,800*
Undetermined	AERC	College Towers (50.00% Joint Venture)	$ 86,300*
Undetermined	AERC	Gates Mills III (66.67% Joint Venture)	N/A

Affordable Housing Properties:
3/08/01	AERC	Jaelot	$ 88,800
3/31/01	AERC	Spring Hill Villa	$ 77,800
3/31/01	AEMC	Warrensville Manor	$ 49,000

Advisory Properties:
01/02/01	MIG	Park Place	$473,800**
01/25/01	MIG	Kensington Square	$126,300

*Net fees.

**During 2000, the Company wrote off approximately $200,000 related to the unamortized intangible asset attributed to the loss of the advisory relationship with regards to this property. This charge was recorded in "Depreciation and amortization" expense in the Consolidated Statements of Income.

Dividends: On January 3, 2001, the Company declared a dividend of $0.25 per common share which was paid on February 1, 2001 to shareholders of record on January 16, 2001. On February 19, 2001, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which will be paid on March 15, 2001 to shareholders of record on March 1, 2001.

Cash Flow Sources and Applications: Net cash provided by operating activities decreased $8,572,500 from $40,129,900 to $31,557,400 for the year ended December 31, 2000 when compared with the year ended December 31, 1999. This decrease was primarily the result of a decrease in income before gains on disposition of properties and land, extraordinary items and the cumulative effect of a change in accounting principle, and a decrease in funds held for non-owned managed properties of affiliates and joint ventures offset by an increase in accounts payable and accrued expenses, accounts and notes receivable and other operating assets and liabilities.

Net cash flows used for investing activities of $16,831,600 for the year ended December 31, 2000 were primarily used for the development of multifamily real estate properties and other capital expenditures and contributions and advances to joint venture partnerships primarily for capital improvements and the Company's 49.0% pro rata share for the construction of 535 units with regards to the joint venture partnership that the Company entered into in May 2000, net of funds received from the sale of six operating properties.

Net cash flows used for financing activities of $50,544,900 for the year ended December 31, 2000 were primarily used to pay the Senior Note which matured April 15, 2000, to pay dividends on the Company's common and preferred shares, to repurchase common shares and to pay principal payments on secured debt. Additionally, the Company obtained a mortgage loan in the amount of $14.0 million of which $9.8 million has been funded. The balance of $4.2 million will be funded upon completion of certain conditions.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999:

In the following discussion of the comparison of the year ended December 31, 2000 to the year ended December 31, 1999, Market Rate properties refers to the Same Store Market Rate ("Same Store") and Acquired/Disposed property portfolios. Same Store properties represents 8 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 61 properties acquired in separate transactions or developed by the Company during 1994 through 1998. Acquired/Disposed properties refers to a newly constructed property that has reached 93% stabilized occupancy but not for an entire year, the newly constructed properties that have not reached 93% stabilized occupancy for an entire year, two repositioned properties, the sale of the six Market Rate operating properties during 2000 and the sale of the eight Market Rate operating properties during 1999.

Overall, total revenue decreased $1,449,000 or 1.0% and total expenses increased $3,429,700 or 2.2% for the year. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $18,766,900 or 103.0%.

During the year ended December 31, 2000, the Market Rate properties generated total revenues of $136,057,600 while incurring property operating and maintenance expenses of $60,040,500. Of these amounts, the Acquired/Disposed and Same Store properties contributed total revenues of $14,533,200 and $121,524,400, respectively, while incurring property operating and maintenance expenses of $6,931,100 and $53,109,400, respectively. The Affordable Housing properties generated total revenues of $9,798,100 while incurring property operating and maintenance expenses of $4,067,500 for the year ended December 31, 2000.

Rental Revenues: Rental revenues increased $962,200 or 0.7% for the year. Rental revenues from the Acquired/Disposed Properties decreased $1,644,600 or 10.3% for the year primarily due to the $4,873,400 of rental revenues contributed in 1999 by the eight properties that were sold during 1999 offset by $2,919,100 contributed in 2000 by the six properties sold during 2000. An increase in rental rates at the Same Store Properties resulted in an increase of $3,096,000 or 2.6% in rental revenues while a slight decline in occupancy at the Affordable Housing properties resulted in a decrease of $34,400 in rental revenues.

Other Revenues: Other income increased $380,700 or 12.8% for the year. The increase was due primarily to the establishment of a water and sewer reimbursement program in January 2000 offset by a decrease in interest income.

The Company recognized property management and asset management fee revenues of $5,140,400 and $2,628,200 for the year ended December 31, 2000, respectively, as compared to $5,270,800 and $2,330,600, respectively, for the year ended December 31, 1999. The net increase in property management and asset management fee revenues was primarily due to the acquisition of additional management contracts in 2000 offset by the loss of management contracts with managed but non-owned properties and the sale of two advised properties in 1999.

The Company recognized asset acquisition fee revenue of $351,600 and $233,700 for the years ended December 31, 2000 and 1999, respectively. The fees relate to MIG acquiring five multifamily properties on behalf of advised clients in 2000 and three multifamily properties on behalf of advised clients in 1999.

The Company recognized $0 and $3,083,400 of asset disposition and incentive fees for the year ended December 31, 2000 and 1999, respectively. During 1999, MIG sold two properties which were owned by advisory clients which resulted in disposition fees of $467,600. Additionally, at the end of 1999, MIG earned a performance incentive fee of $2,615,800 related to an entire portfolio under a contract with an institutional client.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses decreased $559,800 or 0.9% for the year. Property operating and maintenance expenses at the Acquired/Disposed Properties decreased $1,891,300 or 21.8% for the year due primarily due to the operating and maintenance expenses incurred at the eight properties sold in 1999, which totaled $2,919,700, offset by $1,522,400 of expenses in 2000 incurred by the six properties sold during 2000. Property operating and maintenance expenses at the Same Store Properties increased $1,093,100 or 2.1% when compared to the prior year primarily due to increases in personnel, and building and grounds repair and maintenance offset by a decrease in real estate taxes and insurance. Property operating and maintenance expenses at the Affordable Housing Properties increased $238,400 or 6.2% for the year primarily due to an increase in utility expense and repairs and maintenance.

Other Expenses: Depreciation and amortization increased $333,200 or 1.0% for the year primarily due to the increased amortization expense of the intangible assets associated with the contingent consideration payments related to the merger with MIGRA and increased depreciation expense recognized on the Acquired/Disposed Properties offset by the additional depreciation taken on the Company's leasing information system resulting from the reduction in its estimated useful life which was recognized in 1999. The amortization expense related to the intangible assets was reflected as a charge to the Management and Service Operations.

General and administrative expenses decreased $1,843,300 or 11.4% for the year. This decrease was primarily attributable to a decrease in payroll and related expenses and consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operations consulting services. The decrease related to general and administrative expenses of approximately $1,906,700 is included in Unallocated Corporate Overhead.

Interest expense increased $5,376,200 or 14.1% for the year primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 54 properties (26 were financed during the first half of 1999 and 29 were financed during the second half of 1999, of which one of these loans was assumed by the buyer of a property sold in 2000) net of the interest incurred in 1999 on $168.2 million of Senior and Medium Term Notes which were repaid in November 1999 and the payoff of an $8.6 million Senior Note in April 2000. The increase represents the increased average borrowings and the higher interest rates incurred when comparing 2000 to 1999.

The gain on disposition of properties and land of $7,511,900 for 2000 resulted from the sale of six Market Rate operating properties net of a loss of $990,000 recorded in connection with the contribution of a land parcel located in Cranberry Township, Pennsylvania to a joint venture partnership in October 2000. The gain on disposition of properties and land of $19,630,300 for 1999 resulted from the sale of eight Market Rate operating properties.

Extraordinary Items: The extraordinary item of $3,456,600 recognized during 1999 includes a $750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility, and approximately $1,647,900 related to the pay off and paydown of the Senior and Medium-Term Notes associated with the tender offer. The $1,647,900 includes $1,524,700 which represents the write off of deferred finance costs, $709,200 which represents transaction costs incurred and $105,800 which represents a prepayment penalty related to the payoff of a first mortgage loan from which $691,800, representing the gain related to the tender, was deducted.

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

Net Income Applicable to Common Shares: Net income applicable to common shares represents net income reduced by dividends on the Perpetual Preferred Shares of $5,484,400.

Comparison of the year ended December 31, 1999 to the year ended December 31, 1998

In the following discussion of the comparison of the year ended December 31, 1999 to the year ended December 31, 1998, Market Rate properties refers to the Same Store and Acquired/Disposed Property portfolios. Same Store Market Rate Properties represents the 27 wholly owned multifamily properties acquired by the Company at the time of the IPO and the 42 properties acquired in separate transactions by the Company during 1994 through 1997. Acquired/Disposed Properties refers to 17 properties which represent the properties acquired between January 1, 1998 and December 31, 1999 as well as the newly constructed and repositioned properties, the sale of eight operating properties and the transfer of Rainbow Terrace Apartments to HUD.

Overall, total revenue increased $15,756,000 or 11.0% and total expenses increased $29,653,700 or 23.5% for the year. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares increased $6,194,200 or 51.5%.

During the year ended December 31, 1999, the Market Rate properties generated total revenues of $133,779,300 and property operating and maintenance expenses of $60,688,600. Of these amounts, the Acquired/Disposed and Same Store Properties contributed total revenues of $48,142,600 and $85,636,700, respectively, while incurring property operating and maintenance expenses of $22,249,200 and $38,439,400, respectively. The Affordable Housing Properties generated total revenues of $9,820,400 while incurring property operating and maintenance expenses of $3,829,100 for the year ended December 31, 1999.

Rental Revenues: Rental revenues increased $10,622,200 or 8.0% for the year. Rental revenues from the Acquired/Disposed Properties increased $9,927,800 for the year. Increases in occupancy and unit rents at the Same Store Properties and Affordable Housing Properties resulted in an increase of $553,000 or 0.6% and a decrease of $349 or 0.0%, respectively, in rental revenue from these properties. The balance of the increase resulted from increased rental revenues attributable to office space and other miscellaneous rental revenue items collected by the Management and Service Operations.

Other Revenues: Other income increased $497,300 or 20.1% for the year. The increase is due primarily to the receipt of NSF fees and late charges as well as interest income received on funds deposited into the like-kind exchange fund as a result of the sale of certain operating properties.

The Company recognized property management and asset management fee revenues of $5,270,800 and $2,330,600 for the year ended December 31, 1999, respectively, as compared to $4,704,800 and $1,248,400, respectively, for the year ended December 31, 1998. The increase in property management and asset management fee revenues is primarily due to the recognition of a full year of property management and asset management fee revenues during 1999 versus only six months during 1998 (from the MIGRA merger) as well as the collection of additional management fees as a result of the three new advisory management contracts during 1999 and the collection of the property management fee on Rainbow Terrace Apartments which the Company was entitled to during 1999.

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

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $5,932,200 or 10.1% for the year. Property operating and maintenance expenses at the Acquired/Disposed Properties increased $4,413,900 for the year due primarily to the operating and maintenance expenses incurred at the 12 properties acquired in 1998, the eight properties sold in 1999, as well as the repositioned properties and the newly constructed properties of Bradford at Easton, The Village of Western Reserve and The Residence at Barrington. Property operating and maintenance expenses at the Same Store Properties increased $1,491,900 or 4.1% when compared to the prior 12 month period primarily due to increases in personnel, advertising, utilities, building and grounds repair and maintenance, real estate and local taxes and other operating expenses. Property operating and maintenance expenses at the Affordable Housing Properties increased $26,400 or 0.7% for the year due primarily to increases in personnel and other operating expenses offset by decreases in building and grounds repair and maintenance.

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

General and administrative expenses increased $5,953,900 or 58.3% for the year. This increase is primarily attributable to payroll and related expenses and other consulting and professional fees incurred by the Company principally related to system processes, tax, accounting and operations consulting services. Additionally, the Company recognized 12 months of expenses in 1999 versus six months of expense in 1998 related to the MIGRA merger. The increase related to general and administrative expenses of approximately $5,410,300 is included in Unallocated Corporate Overhead.

During 1998, the Company wrote off $817,500 of expenditures which had been capitalized relating to the Company's LISA® system, a proprietary automated leasing information system. This write-off relates to the Management and Service Operations and is reflected as a write-off of software development costs in the Consolidated Statements of Income.

Interest expense increased $9,213,200 or 31.7% for the year primarily due to the interest incurred with respect to the project specific, nonrecourse mortgage financing collateralized by 55 properties owned by the REIT. The increase represents the increased average borrowings and the higher interest rates incurred.

During 1999 and 1998, the gain on disposition of properties and land of $19,630,300 and $503,500, respectively, resulted from the sale of eight properties and one property, respectively.

Extraordinary Items: The extraordinary item of $3,456,600 recognized during 1999 includes a $750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility and approximately $1,647,900 related to the pay off and paydown of the Senior and Medium-Term Notes associated with the tender offer. The $1,647,900 includes $1,524,700 which represents the write off of deferred finance costs, $709,200 which represents transaction costs incurred, $105,800 which represents a prepayment penalty related to the payoff of a first mortgage loan from which $691,800 representing the gain related to the tender was deducted. In 1998, deferred financing costs of $124,900 were written off due to the termination of the $100.0 million unsecured revolving credit facility.

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

Net Income Applicable to Common Shares: Net income applicable to common shares is reduced by dividends on the Preferred Shares of $5,484,400.

Equity in net (loss) income of joint ventures

The combined equity in net (loss) income of joint ventures decreased $748,400 or 127.9% for the year ended December 31, 2000, and increased $140,300 or 31.5% for the year ended December 31, 1999. The decrease from 1999 to 2000 was due primarily to an increase in the costs of operating the properties resulting primarily from utilities, real estate taxes and building and grounds repair and maintenance. The increase from 1998 to 1999 was primarily attributable to decreased costs of operating the properties resulting primarily from utilities, real estate taxes and building and grounds repairs and maintenance.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 2000, 1999 and 1998.

	For the year ended December 31,
	2000	1999	1998
Beneficial interests in joint venture operations
Rental revenue	$7,596,900	$6,957,900	$6,943,700
Cost of operations	4,871,100	3,997,000	4,388,300
	2,725,800	2,960,900	2,555,400
Interest income	45,200	15,900	21,700
Interest expense	(2,091,800)	(1,799,500)	(1,656,700)
Depreciation	(763,700)	(542,300)	(426,400)
Amortization	(78,900)	(50,000)	(49,300)
(Loss) income before cumulative effect of a change
in accounting principle	$ (163,400)	$ 585,000	$ 444,700

STRATEGY

Overall Portfolio Strategy

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities.

The Company seeks to maximize shareholder value by growing the magnitude and quality of earnings generated by the Company's assets and activities. Management believes this value is realized in two principal ways; first, through skilled acquisition and disposition driven by investment research; and secondly, through operations with a focus on quality of service supported by sophisticated technological systems.

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

In the short term, the sale of properties, if any, will result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or the repurchase of its common shares. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected risk adjusted marginal returns.

Implementation of the Company's strategy includes 1) enhancement of the owned portfolio through strategic allocation of capital improvements in existing assets, 2) investment in portfolio enhancing multifamily communities through acquisition and development, including strategic alliances with others, 3) expansion of the advisory business through both separate account and co-investment with institutional investors, and 4) repurchase of the Company's common shares, where the current market price offers more attractive risk return opportunities than other investment opportunities.

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

Affordable Housing

The Company's portfolio currently includes 13 properties (comprised of 1,335 units) which are subject to regulation by HUD, and which were in the portfolio prior to the IPO.

Although rent growth in these properties is limited due to regulatory restrictions, albeit declining returns, these properties have provided a stabilizing influence to the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 25 properties (4,505 units), owned by third parties, making the affordable housing area potentially lucrative across segments.

Notwithstanding the potential profitability associated with the efficient management in the regulated environment, the Company continuously examines its ownership of all properties within the context of its overall portfolio strategy. There are no assurances that government policies affecting these properties will not change causing future results to differ materially from the historical results.

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

During the third quarter 2000, Louis Vogt, President and COO of the Company, assumed the additional role of President of MIG Realty Advisors, Inc. when James Cote' resigned his position and became an independent consultant. Under his new consulting agreement, which expires in March, 2001, Mr. Cote' will provide services to MIG in connection with the servicing of certain pension fund clients designated by MIG.

Other: The Company will continue to explore ways to capitalize on its access to the significant purchasing power of its broad resident base as an "e-commerce gatekeeper". Currently, the Company is analyzing certain opportunities that will allow it to further exploit its already advanced technological infrastructure within its current property management platform.

Strategic Initiatives

The Company's strategic initiatives for 2001 include:

1. Increase risk-adjusted performance of the portfolio. Performance improvement will be sought through active portfolio management including dispositions of non-strategic assets. Heavy emphasis will be placed on rebalancing the portfolio.

Dispositions: The Company is marketing 17 properties, of which contracts are pending on five of them. These 17 properties are comprised of three of its Market Rate joint venture properties, one of its Affordable Housing properties, and 13 Market Rate properties. During 2000, five of the Market Rate properties located in Ohio which relate to the December 31, 1999 transaction (previously described) were recognized as sales under GAAP. Additionally, during 2000, the Company sold one Northeast Ohio Market Rate property. In the short term, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or stock repurchase of common shares. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Co-investment: The Company will continue to increase emphasis on MIG's advisory business, which includes pursuing co-investment opportunities with pension fund clients. These co-investments will include both purchase and development opportunities with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek the higher yields anticipated from development. The expected equity investment is approximately 25-50% from AERC and approximately 50-75% from institutional investors. In addition to the co-investment plans with institutional pension fund clients, the Company is in various stages of planning co-investments with other groups including private organizations and high net worth investors.

Management believes this co-investment program may allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it allows the Company to apply its expertise in multifamily investment across both owned and advised assets.

Capital Expenditures: In 1999, the Company undertook a two and one-half year initiative to improve its Properties in order to increase value and move price points. During 1999, approximately $13.0 million in capital improvements were performed, approximately $5.0 million of which was non-recurring investment capital. After completing the capital expenditures in 1999, an additional amount of approximately $5.0 million more was identified as capital in excess of routine recurring capital (approximately $8.3 million per year). During 2000, approximately $12.4 million was spent on capital improvements of which approximately $4.0 million was investment capital. Approximately $1.2 million of capital expenditures have been deferred into the first six months of 2001.

2. Restructure organization for efficiency. Now that the property managers operate in a decentralized environment, with improved technology and processes, the Company continues to focus its efforts on streamlining its corporate organization to take advantage of the efficiencies that have been created by decentralization.

General & Administrative: The Company announced a plan to identify and eliminate approximately $3.0 million on an annualized basis in general and administrative expenses during 2000. Implementation of changes to effect this reduction were completed during the fourth quarter of 2000 and include reorganization of departments to reassign personnel, reduction in fees paid to outside consultants and the further automation of processes to create efficiencies. Through December 31, 2000, the Company has achieved a reduction in its run-rate that translates to annualized savings of approximately $3.0 million.

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

As of the date of this filing, the current acquisition allocations stand at approximately $81.0 million. During the current year, the Company will seek to invest this allocation and portions of new allocations to grow the assets under management. The Company acquired a total of approximately $166.2 million in multifamily properties for clients in 2000.

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

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

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2000, the Company had $1.7 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity. Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to achieve those objectives.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company completed two interest rate swaps. The notional amount of the swaps was approximately $65.4 million. These swaps were executed to hedge the fair market value of certain fixed rate loans. The first swap was effective March 1, 2000 and the second swap was effective March 10, 2000. For the year ended December 31, 2000, the Company recognized a credit to interest expense of $330,663. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which will be amortized over the remaining terms of the two swap agreements (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2000								December 31, 1999
								Fair Market		Fair Market
Long term debt	2001	2002	2003	2004	2005	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$16,664,725	$6,014,510	$6,588,897	$7,022,143	$17,125,147	$512,328,038	$565,743,460	$568,874,372	$568,150,174	$540,199,775
Weighted average interest rate	7.84%	7.84%	7.85%	7.86%	7.81%	7.70%	7.75%		7.76%

MTN's	604,000	-	-	105,000	-	-	709,000	720,459	709,000	705,980
Weighted average interest rate	7.26%	-	-	6.88%		-	7.23%		7.23%

Senior notes	-	-	-	-		-	-		8,540,715	8,707,042
Weighted average interest rate	-	-	-	-		-	-		8.38%
Total fixed rate debt	17,268,725	6,014,510	6,588,897	7,127,143	17,125,147	512,328,038	566,452,460	569,594,831	577,399,889	549,612,797

Variable:
Variable rate mortgage debt	68,147	75,282	83,165	91,874	101,494	1,304,365	1,724,327	1,724,327	1,786,015	1,786,015
Weighted average interest rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%		10.0%
LIBOR based credit facilities*	-	-	-	-	-	-	-	-	-	-
Total variable rate debt	68,147	75,282	83,165	91,874	101,494	1,304,365	1,724,327	1,724,327	1,786,015	1,786,015
Total long term debt	$17,336,872	$6,089,792	$6,672,062	$7,219,017	$17,226,641	$513,632,403	$568,176,787	$571,319,158	$579,185,904	$551,398,812

*One LIBOR based credit facility matures in 2001 and the second LIBOR based credit facility matures in 2003. At December 31, 2000, there were no borrowings outstanding on either facility.

Sensitivity Analysis

At December 31, 2000 and 1999, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $606.8 million and $585.2 million, respectively. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

CONTINGENCIES

Environmental

There are no recorded amounts resulting from environmental liabilities and there are no known material contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a material liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties.

Pending Litigation

A lawsuit is pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. (MIG's predecessor company) involving a claim for contribution and indemnity arising out of MIG Realty Advisors, Inc. having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIG Realty Advisors, Inc., alleging that MIG Realty Advisors, Inc. was responsible for the conduct of the due diligence investigation and consequently MIG Realty Advisors, Inc., rather than the engineer was responsible for any damages suffered by the advisory client. The third party complaint does not specify the amount of damages being claimed, but rather seeks contribution and indemnity for any judgment rendered against the consulting engineer arising out of the complaint against it filed by the advisory client. However, these potential claims may be approximately $9.0 million. The Company is vigorously defending against the claims brought by the consulting engineer in the third party complaint. The advisory client and MIG recently entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have against MIG in connection with this apartment project. The Company cannot predict the final outcome of this dispute.

Any damages in excess of $200,000 and $500,000 are expected to be covered by professional liability insurance or third party indemnities, respectively, and accordingly, any adverse outcome is not expected to have a material adverse effect on the financial condition of the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Expected Property Sales

The Company sold eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34.0 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company had a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000, which the Company elected not to exercise. The sale transaction provided for the Company's continued management of those properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. During 2000, five of these properties were sold in cash transactions for proceeds of $14.3 million. The three remaining properties at December 31, 2000 and all eight properties at December 31, 1999 were classified as "Properties held for sale" in the Consolidated Balance Sheets. The three remaining properties are included in the 13 Market Rate properties previously described as potential dispositions.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

The Executive Officers of the Company as of February 28, 2001 are:

Name	Age	Position with the Company
Jeffrey I. Friedman	49	Chairman of the Board and Chief Executive Officer
Louis E. Vogt	51	President and Chief Operating Officer President of MIG II Realty Advisors
Martin A. Fishman	59	Vice President, General Counsel and Secretary
Kathleen L. Gutin	44	Treasurer, Vice President and Chief Financial Officer

Jeffrey I. Friedman has served as Chairman of the Board and Chief Executive Officer of the Company since its organization in 1993 and served as the Company's President since the Company's organization until February 24, 2000. Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

Louis E. Vogt joined the Company as Senior Vice President, Operations in 1998 through the acquisition of MIG Realty Advisors, Inc. Mr. Vogt was elected a Director in 1999, and on February 24, 2000, he was elected President and Chief Operating Officer. During 2000, Mr. Vogt assumed the role of President of MIG II Realty Advisors, Inc. Mr. Vogt joined MIG Realty Advisors in 1992 and has over 29 years of experience in real estate operations. He is responsible for all asset and property management operations including acquisitions and dispositions.

Martin A. Fishman has been Vice President - General Counsel and Secretary of the Company since its organization. Mr. Fishman joined AEG in 1986 as Vice President - General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

Kathleen L. Gutin, Treasurer, Vice President and Chief Financial Officer, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. Ms. Gutin joined MIG Realty Advisors in 1985 and has over 17 years of real estate related accounting, finance and information technology experience. She is a member of the American Institute of Certified Public Accountants (AICPA) and is a Chartered Financial Analyst (CFA). Effective March 15, 2001, Ms. Gutin will relinquish her position as Treasurer and Chief Financial Officer of the Company. Ms. Gutin will remain with the Company as Vice President and Chief Information Officer and Vice President and Chief Financial Officer of MIG II Realty Advisors.

In addition to the executive officers named in the table above, the following persons have been elected as officers of the Company by the Board of Directors and hold positions in senior management with the Company as indicated:

Barbara E. Hasenstab joined the Company in 1996 as Director of Investor Relations and was elected Vice President of Investor Relations in 1998. Ms. Hasenstab has 22 years of experience in investor relations and is a member of the National Investor Relations Institute and is 47 years old. Effective February 24, 2000, Ms. Hasenstab's title was changed to Vice President, Investor Relations and Corporate Communications.

William T. Hughes, Jr., Ph. D., Vice President-Research, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Dr. Hughes joined MIG Realty Advisors in 1995. He is widely published in leading real estate books, journals and periodicals, and is a nationally recognized expert in real estate markets. He is a Chartered Financial Analyst (CFA) and is 35 years old.

Nan R. Zieleniec joined AEG in 1990 and was elected Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration and national training. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and is 42 years old.

The following persons have been appointed as officers of the Company by the executive officers of the Company:

Lou Fatica joined the Company in 1999 as Controller, and Mr. Fatica is currently Vice President-Controller. Mr. Fatica has over 10 years of experience and is a Certified Public Accountant (CPA), member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPA's and is 34 years old. Effective March 15, 2001, Mr. Fatica will assume the role of Treasurer, Vice President and Chief Financial Officer of the Company.

JoAnn C. Hirsh joined the Company in 1997 as Director of Government Housing and is currently a Regional Vice President of Operations. Ms. Hirsh has supervisory responsibility for the Affordable Housing properties and is responsible for compliance with HUD regulations. Ms. Hirsh has over 22 years of real estate experience and is a CPA, member of the AICPA, the Ohio Society of CPA's, the National Network of Commercial Real Estate Women and is 44 years old.

Susan S. Kwarciak joined the Company in 1994 as a Controller, and Ms. Kwarciak is currently a Regional Vice President of Research and Portfolio Management for the Eastern Region. Ms. Kwarciak is a CPA with over 10 years of experience and is 33 years old.

Richard Q. Mansfield joined the Company in 1995 and is currently a Vice President of Development. He has been involved in multifamily property management for 23 years. Mr. Mansfield has supervisory responsibility for development and facilities throughout the portfolio and is 45 years old.

Daniel L. Powers joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently a Regional Vice President of Operations for the Central and Southwestern Region, with supervisory responsibility for properties in Arizona, California, Colorado, Illinois, Indiana, Michigan, Southern and Western Ohio and Texas and has been involved in multifamily property management for 21 years. Mr. Powers is a Certified Property Manager and is 47 years old.

Charles J. Stone joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently a Regional Vice President of Operations for the Eastern Region with supervisory responsibility for properties in Florida, Georgia, Maryland, North Carolina, Northeast Ohio, Pennsylvania and Virginia. Mr. Stone is 54 years old and has over 27 years of real estate experience.

Steven C. Thrower joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently a Regional Vice President of Research and Portfolio Management for the Western Region. Mr. Thrower is 45 years old and has more than 15 years of real estate experience.

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

GLOSSARY

Unless the context otherwise requires, the following capitalized terms shall have the meanings set forth below for the purposes of this Form 10-K.

"AEG" means the Associated Estates Group, which includes (i) various general partnerships, limited partnerships and corporations which sold interests in 45 multi-family properties to the Company, (ii) Associated Estates Corporation, (iii) A.E.C. Management Company, (iv) Estates Mortgage Company, (v) Associated Health Care Management, Inc., (vi) Merit Management Corporation, (vii) Merit Painting Services, Inc. and (viii) Children's Computer Company.

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

"EBITDA" means earnings before interest, taxes, depreciation and amortization.

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

"Funds From Operations" or "FFO" means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from the disposition of properties and extraordinary items, plus depreciation on real estate assets and amortization of intangible assets, and after adjustments for unconsolidated partnerships and joint ventures. Although not specifically provided for in the definition, management believes that the adjustment for amortization of intangible assets is consistent with NAREIT's definition.

"GAAP" means generally accepted accounting principals.

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

MIG" means MIG II Realty Advisors, Inc., the successor to MIGRA, a registered investment advisor and functions as a real estate advisor to pension clients.

"MIGRA" means MIG Realty Advisors, Inc., the company which merged with AERC on June 30, 1998.

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

"Same Store" means Same Store Market Rate properties. The Same Store concept is applied to a REIT's rental income, operating expenses and/or net operating income from those properties which have been owned and operated during the entire fiscal period of the prior year.

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

Report of Independent Accountants - Associated Estates Realty Corporation.

Consolidated Balance Sheets at December 31, 2000 and 1999.

Consolidated Statements of Income for the three years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

Schedules Page

II Valuation and Qualifying Accounts F-40

III Real Estate and Accumulated Depreciation F-41

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13 to Form 10-K filed March 15, 2000.

4.13a	First Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13a to Form 10-Q filed August 8, 2000.

4.13b	Second Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-K filed herewith.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank	Exhibit 4.14 to Form 10-K filed herewith.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed herewith.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

21.1	List of Subsidiaries	Exhibit 21.1 filed herewith.

23.1	Consent of Independent Accountants	Exhibit 23.1 filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2001.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2001.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	March 12, 2001
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Louis E. Vogt	President, Chief Operating Officer and Director	March 12, 2001
Louis E. Vogt

/s/ Kathleen L. Gutin	Chief Financial Officer (Principal Financial Officer	March 12, 2001
Kathleen L. Gutin	and Principal Accounting Officer)

/s/ Albert T. Adams	Director	March 12, 2001
Albert T. Adams

/s/ James M. Delaney	Director	March 12, 2001
James M. Delaney

/s/ Gerald C. McDonough	Director	March 12, 2001
Gerald C. McDonough

/s/ Mark L. Milstein	Director	March 12, 2001
Mark L. Milstein

/s/ Frank E. Mosier	Director	March 12, 2001
Frank E. Mosier

/s/ Richard T. Schwarz	Director	March 12, 2001
Richard T. Schwarz

/s/ Larry E. Wright	Director	March 12, 2001
Larry E. Wright

INDEX TO FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

Financial Statements:	Page

Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2000 and 1999	F-3
Consolidated Statements of Income for the
three years ended December 31, 2000, 1999 and 1998	F-4
Consolidated Statements of Shareholders' Equity for the three years ended
December 31, 2000, 1999 and 1998	F-5
Consolidated Statements of Cash Flows for the three
years ended December 31, 2000, 1999 and 1998	F-6
Notes to Financial Statements	F-7

Financial Statement Schedules:
II - Valuation and Qualifying Accounts	F-40
III - Real Estate and Accumulated Depreciation at December 31, 2000	F-41

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 20 to the financial statements, in 1999, the Company changed its method of accounting for certain replacements and improvements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 1, 2001

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
Real estate assets
Land	$ 92,082,722	$ 91,015,251
Buildings and improvements	794,907,854	791,312,600
Furniture and fixtures	32,248,635	32,783,385
	919,239,211	915,111,236
Less: accumulated depreciation	(184,600,179)	(160,216,690)
	734,639,032	754,894,546
Construction in progress	7,542,813	22,177,579
Real estate, net	742,181,845	777,072,125
Properties held for sale, net of accumulated depreciation	27,845,250	18,475,144
Cash and cash equivalents	565,692	36,384,837
Restricted cash	14,784,250	14,149,514
Accounts and notes receivable
Rents	864,387	883,881
Affiliates and joint ventures	12,456,292	9,537,737
Other	3,886,113	5,850,696
Intangible and other assets, net	16,975,402	20,455,766
	$819,559,231	$882,809,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$567,467,787	$569,936,189
Unsecured debt	709,000	9,249,715
Total indebtedness	568,176,787	579,185,904
Accounts payable and accrued expenses	24,198,591	22,281,098
Resident security deposits	5,412,032	5,454,435
Funds held on behalf of managed properties
Affiliates and joint ventures	8,123,509	8,041,958
Other	1,379,807	3,086,379
Accrued interest	2,941,584	3,108,460
Accumulated losses and distributions of joint
ventures in excess of investment and advances, net	1,350,805	11,513,261
Total liabilities	611,583,115	632,671,495

Operating partnership minority interest	11,520,300	11,956,174

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without
par value; 3,000,000 authorized; 225,000 issued and outstanding	56,250,000	56,250,000
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,764 and 22,716,720, issued and 19,349,584 and
21,172,340 outstanding at December 31, 2000 and 1999,
respectively	2,299,576	2,271,671
Paid-in capital	279,618,520	278,056,478
Accumulated dividends in excess of net income	(108,002,039)	(82,442,424)
Accumulated other comprehensive income	(1,875)	(5,250)
Less: Treasury shares, at cost, 3,646,180 and 1,544,380 shares
at December 31, 2000 and 1999, respectively	(33,708,366)	(15,948,444)
Total shareholders' equity	196,455,816	238,182,031
	$819,559,231	$882,809,700

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2000	1999	1998
Revenues
Rental	$144,098,827	$143,136,606	$132,514,374
Property management fees	5,140,354	5,270,836	4,704,837
Asset management fees	2,628,181	2,330,597	1,248,356
Asset acquisition fees	351,600	233,745	-
Asset disposition fees	-	3,083,359	247,000
Painting services	1,530,468	1,524,029	1,605,923
Other	3,356,537	2,975,799	2,478,509
Total revenues	157,105,967	158,554,971	142,798,999
Expenses and charges
Property operating and maintenance	64,107,978	64,667,747	58,735,501
Depreciation and amortization	35,479,056	35,145,839	24,898,978
Painting services	1,558,631	1,435,328	1,616,933
Preliminary project costs	-	-	298,360
General and administrative	14,326,836	16,170,107	10,216,222
Write-off of software development costs	-	-	817,485
Default waiver fee	-	-	395,000
Interest expense	43,639,740	38,263,518	29,050,346
Total expenses and charges	159,112,241	155,682,539	126,028,825
(Loss) income before gain on disposition of properties and land, net, equity in net (loss) income of joint ventures, minority interest, extraordinary item and cumulative effect of a change
in accounting principle	(2,006,274)	2,872,432	16,770,174
Gain on disposition of properties and land, net	7,511,889	19,630,303	503,497
Equity in net (loss) income of joint ventures	(163,401)	585,022	444,692
Minority interest in operating partnership	(400,071)	(241,310)	(78,706)
Income before extraordinary item and cumulative effect
of a change in accounting principle	4,942,143	22,846,447	17,639,657
Extraordinary item-extinguishment of debt	-	(3,456,612)	(124,895)
Cumulative effect of a change in accounting principle	-	4,319,162	-
Net income	$ 4,942,143	$ 23,708,997	$17,514,762

Net (loss) income applicable to common shares	$ (542,283)	$ 18,224,571	$12,030,341

Earnings per common share - basic:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.03)	$ .79	$ .61
Extraordinary item	$ -	$ (.15)	$ -
Cumulative effect of a change in accounting principle	$ -	$ .19	$ -
Net (loss) income	$ (.03)	$ .83	$ .61

Earnings per common share - diluted:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.03)	$ .79	$ .60
Extraordinary item	$ -	$ (.15)	$ -
Cumulative effect of a change in accounting principle	$ -	$ .19	$ -
Net (loss) income	$ (.03)	$ .83	$ .60

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Effect of new capitalization policy	$ -	$ (4,319,162)	$ 839,386
Net income	$ 4,942,143	$19,389,835	$18,354,148
Net (loss) income applicable to common shares	$ (542,283)	$13,905,409	$12,869,727
Earnings per common share - basic:
Effect of new capitalization policy	$ -	$ (.19)	$ .04
Net (loss) income applicable to common shares	$ (.03)	$ .63	$ .65
Earnings per common share - diluted:
Effect of new capitalization policy	$ -	$ (.19)	$ .04
Net (loss) income applicable to common shares	$ (.03)	$ .63	$ .64

Dividends declared per common share	$ 1.25	$ 1.125	$ 1.86

Weighted average number of common shares
outstanding - Basic	19,732,500	22,050,905	19,865,335
- Diluted	19,732,500	22,052,899	20,059,873

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A			Accumulated	Accumulated
		Cumulative	Common Shares		Dividends in	Other	Treasury
		Preferred	(at $.10	Paid-In	Excess of	Comprehensive	Shares
	Total	Shares	stated value)	Capital	Net Income	Income	(at cost)

Balance, December 31, 1997	$181,158,078	$56,250,000	$1,707,377	$171,756,307	$ (48,552,106)	$(3,500)	$ -
Comprehensive income:
Net income	17,514,762	-	-	-	17,514,762	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $2,625	2,625	-	-	-	-	2,625	-
Total comprehensive income	17,517,387	-	-	-	17,514,762	2,625	-
Issuance of 484 restricted common shares	-	-	48	(48)	-	-	-
Issuance of 5,547,701 common shares relating to the MIGRA merger
and the acquisition of the MIG REIT properties	106,063,359	-	554,770	105,508,589	-	-	-
Additional costs relating to common share offering	(129,860)	-	-	(129,860)	-	-	-
Purchase of 25,000 treasury shares	(466,523)	-	-	-	-	-	(466,523)
Common share dividends declared	(39,469,873)	-	-	-	(39,469,873)	-	-
Preferred share dividends declared	(5,484,421)	-	-	-	(5,484,421)	-	-
Balance, December 31, 1998	259,188,147	56,250,000	2,262,195	277,134,988	(75,991,638)	(875)	(466,523)
Comprehensive income:
Net income	23,708,997	-	-	-	23,708,997	-	-
Other comprehensive income:
Reclassification adjustment for loss included in net income
of ($4,375)	(4,375)	-	-	-	-	(4,375)	-
Total comprehensive income	23,704,622	-	-	-	23,708,997	(4,375)	-
Issuance of 74,994 common shares relating to the
MIGRA merger contingent consideration	872,935	-	7,499	865,436	-	-	-
Issuance of 21,000 restricted common shares	260,400	-	2,100	258,300	-	-	-
Retired 1,232 restricted common shares	(24,972)	-	(123)	(24,849)	-	-	-
Purchase of 1,519,380 treasury shares	(15,481,921)	-	-	-	-	-	(15,481,921)
Deferred compensation	(177,397)	-	-	(177,397)	-	-	-
Common share dividends declared	(24,675,357)	-	-	-	(24,675,357)	-	-
Preferred share dividends declared	(5,484,426)	-	-	-	(5,484,426)	-	-
Balance, December 31, 1999	238,182,031	56,250,000	2,271,671	278,056,478	(82,442,424)	(5,250)	(15,948,444)
Comprehensive income:
Net income	4,942,143	-	-	-	4,942,143	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income
of $3,375	3,375	-	-	-	-	3,375	-
Total comprehensive income	4,945,518	-	-	-	4,942,143	3,375	-
Issuance of 6,333 common shares	1,811	-	633	1,178
Issuance of 216,911 common shares relating to the
MIGRA merger contingent consideration	1,482,797	-	21,692	1,461,105	-	-	-
Issuance of 64,700 restricted common shares	531,007	-	6,470	524,537	-	-	-
Retired 8,900 restricted common shares	(96,525)	-	(890)	(95,635)	-	-	-
Purchase of 2,101,800 treasury shares	(17,759,922)	-	-	-	-	-	(17,759,922)
Deferred compensation	(329,143)	-	-	(329,143)	-	-	-
Common share dividends declared	(25,017,332)	-	-	-	(25,017,332)	-	-
Preferred share dividends declared	(5,484,426)	-	-	-	(5,484,426)	-	-
Balance, December 31, 2000	$196,455,816	$56,250,000	$2,299,576	$279,618,520	$(108,002,039)	$ (1,875)	$(33,708,366)

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2000	1999	1998
Cash flow from operating activities:
Net income	$ 4,942,143	$23,708,997	$ 17,514,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,479,056	35,145,839	24,898,978
Cumulative effect of a change in accounting principle	-	(4,319,162)	-
Minority interest in operating partnership	400,071	241,310	78,706
Write-off of software development costs	-	-	817,485
Loss on extinguishment of debt	-	3,456,612	124,895
Gain on disposition of properties and land	(8,501,899)	(19,630,303)	(503,497)
Loss on conveyance of Berkley Manor to joint venture partnership	990,010	-	-
Loss on conveyance of Rainbow Terrace Apartments to HUD	-	66,524	-
Equity in net loss (income) of joint ventures	163,401	(585,022)	(444,692)
Earnings distributed from joint ventures	607,615	390,753	534,474
Net change in assets and liabilities (net of effect of the MIGRA merger for 1998
amounts): - Accounts and notes receivable	1,984,077	(1,671,162)	203,650
- Accounts and notes receivable of affiliates and joint ventures	(779,693)	3,707,651	2,789,486
- Accounts payable and accrued expenses	(1,656,887)	4,699,452	(2,654,278)
- Other operating assets and liabilities	189,256	(5,329,712)	(257,462)
- Restricted cash	(634,736)	(1,398,572)	988,242
- Funds held for non-owned managed properties	81,551	(1,041,919)	(657,169)
- Funds held for non-owned managed properties of affiliates
and joint ventures	(1,706,573)	2,688,564	(1,770,823)
Total adjustments	26,615,249	16,420,853	24,147,995
Net cash flow provided by operations	31,557,392	40,129,850	41,662,757
Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed (net of liabilities assumed)	(29,256,964)	(45,357,450)	(162,469,802)
Net proceeds received from sale of properties	16,509,548	36,795,663	10,664,750
(Contributions to) distributions from joint ventures	(4,084,211)	(578,484)	166,669
Net cash flow used for investing activities	(16,831,627)	(9,140,271)	(151,638,383)
Cash flow from financing activities:
Principal payments on secured debt	(6,728,168)	(33,493,355)	(9,243,936)
Proceeds from secured debt, net of required escrow deposits of
$6,794,543 at December 31, 1999	9,800,000	518,527,457	-
Proceeds from interest rate swap termination fee	3,187,938	-	-
Principal payment on Senior and Medium-Term Notes	(8,543,000)	(187,555,450)	-
Proceeds from Senior and Medium-Term Notes	-	-	20,000,000
Lines of Credit borrowings	42,764,243	310,200,000	1,284,600,000
Lines of Credit repayments	(42,764,243)	(536,646,565)	(1,141,600,000)
Deferred financing costs	-	(8,839,778)	(2,145,679)
Transaction costs paid related to debt extinguishment	-	(1,682,416)	-
Common share dividends paid and operating partnership distributions	(25,017,332)	(35,182,943)	(36,900,979)
Preferred share dividends paid	(5,484,426)	(5,484,426)	(5,484,421)
Purchase of treasury shares	(17,759,922)	(15,481,921)	(466,523)
Net cash flow (used for) provided by financing activities	(50,544,910)	4,360,603	108,758,462
(Decrease) increase in cash and cash equivalents	(35,819,145)	35,350,182	(1,217,164)
Cash and cash equivalents, beginning of year	36,384,837	1,034,655	2,251,819
Cash and cash equivalents, end of year	$ 565,692	$ 36,384,837	$ 1,034,655

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in the multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from client generated acquisition, disposition and incentive fees, loan origination, advisory, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. MIG's asset and property management, investment advisor and mortgage servicing operations are collectively referred to herein as the "MIGRA Operations". Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies".

The Company's portfolio currently consists of a total of 136 properties of which 82 (69 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned, one Affordable Housing property 50.0% owned and one Market Rate property 49.0% owned) and 46 non-owned properties (of which one is a commercial property) managed by the Company or one of its Service Companies which provide property and asset management, investment advisory, painting and computer services to both owned and non-owned properties. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, all subsidiaries, the Service Companies, a partnership in which the Company is a 66.67% owner and the Operating Partnership structured as a DownREIT. The qualified REIT subsidiaries of the Company which were formed in connection with the project specific, nonrecourse mortgage refinancing are included in the Company's consolidated financial statements. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity.

The Company holds preferred share interests in the Service Companies which entitles it to receive 95.0% of the economic benefits from operations and which is convertible into a majority interest in the voting common shares. The outstanding voting common shares of these Service Companies are held by an executive officer of the Company. The Service Companies are consolidated because, from a financial reporting perspective, the Company is entitled to virtually all economic benefits and has operating control. The preferred share interests are not an impermissible investment for purposes of the Company's REIT qualification test.

The Company entered into an Operating Partnership structured as a DownREIT of which an aggregate 20.0% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement.

One property included in the financial statements is 33.33% owned by third party investors. As this property has an accumulated deficit, no recognition of the third party interest is reflected in the financial statements since it is the Company's policy to recognize minority interest only to the extent that the third party's investment and accumulated share of income exceeds distributions and its share of accumulated losses. Investments in joint ventures, that are 50.0% or less owned by the Company, are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment.

All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Estimates

In connection with the Company's adoption of the change in its policy for capitalizing certain replacements (See Note 20), the Company reassessed its remaining useful lives of certain appliances and floor covering it had capitalized upon the acquisition of a property. This change in useful lives together with the reduction in the estimated useful lives of certain software from 10 to 7 years had the effect of reducing income by approximately $905,600 or $.05 per share (basic and diluted) and $905,600 or $.04 per share (basic and diluted) for the years ended December 31, 2000 and 1999, respectively. Also, the Company had determined in December 1998 that it would replace certain of its software during 1999. Commencing January 1, 1999, the Company began amortizing the remaining net book value over its revised estimated useful life of one year. This change had the effect of reducing net income by approximately $948,000 or $.04 per share (basic and diluted) for the year ended December 31, 1999.

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

Buildings and improvements 5 - 30 years

Furniture, fixtures and equipment 5 - 10 years

As more fully discussed in Note 20, effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is, in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4.3 million or $.19 per share (basic and diluted).

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

Intangible Assets

Intangible assets primarily represent the allocated purchase price from the MIG Realty Advisors, Inc. ("MIGRA") merger associated with the acquired advisory, property management and mortgage servicing contracts obtained from the merger, client relationships and the MIGRA management team as well as the related goodwill. The Company reviews its intangible assets for impairment should either of the following impairment indicators occur: (i) client terminates a contract that is not replaced with a new client contract within one year or (ii) employment services of certain of the key employees retained by the Company is terminated. Upon any such occurrence or any other situation considered by management to be an impairment indicator, the Company will assess the impact of the contract or employment relationship terminated on the recoverability of the intangible assets and will write-off the appropriate amount. During 2000 and 1999, the recorded intangible asset was increased for the merger contingent consideration paid as well as the purchase price adjustment as further discussed in Note 2. The Company is amortizing its intangible assets on a straight-line basis over a six year period.

Revenue Recognition

The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing Properties are generally recognized based on applications submitted to HUD that have been approved.

Acquisition, management and disposition fees, interest income and other fees are recognized when the related services are performed and the earnings process is complete. Servicing fee income, related to loans serviced on behalf of the pension funds, is recognized when earned and is included in other income in the Consolidated Statements of Income.

Operating Partnership Minority Interest

In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units"). The Company has the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. In August 2000, 19,662 of the OP units were exchanged for cash in the amount of $144,270 which represented a value of $7.34 per unit. These units had a recorded amount of $435,874 when issued. The difference of the cash paid and the recorded amounts was $291,604 which reduced the recorded amount of the underlying real estate. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $400,071, $241,310 and $78,706 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the OP unitholders allocated share of net income for the years ended December 31, 2000, 1999 and 1998, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, the Company is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95.0% (90.0% after December 31, 2000) of its taxable income and meets certain other qualifications.

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Taxes are provided for those Service Companies having net profits for both financial statements and income tax purposes. The 2000 and 1999 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $7.6 million and $4.7 million and expire during the years 2009 to 2020.

The gross deferred tax assets were $3.1 million, $2.2 million and $2.4 million at December 31, 2000, 1999 and 1998, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $349,000, $486,000 and $1.2 million at December 31, 2000, 1999 and 1998, respectively, relate primarily to the identifiable intangible assets acquired in connection with the MIGRA merger and tax basis differences in fixed assets. The deferred tax valuation allowance was $2.8 million, $1.7 million and $1.1 million at December 31, 2000, 1999 and 1998, respectively. In 1999, the Company utilized approximately $768,000 of previously reserved net operating losses. In 1998, the Company released a valuation allowance of approximately $663,000 primarily related to the expected utilization of previously reserved net operating losses due to the merger; the effect of which reduced goodwill. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

At December 31, 2000 and 1999, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $42.7 million and $28.0 million, respectively.

Derivative Financial Instruments

The Company may, from time to time, enter into derivative financial instruments as hedges against changes in interest rates or fair values of the Company's liabilities. The Company does not utilize these arrangements for speculative purposes. At December 31, 2000 and 1999, there were no derivative financial instruments outstanding.

Treasury Shares

The Company records the purchase of Treasury shares at cost. From time to time, the Company may reissue these shares. When the Company reissues the shares, the Company accounts for the issuance based on the "First in, first out" method.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective January 1, 2001. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows is not material to the Company.

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB 101 in the fourth quarter of 2000. The adoption of this bulletin did not have a material impact on the Company's results of operations or its financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. This interpretation became effective for the Company on July 2000. The adoption of this interpretation did not have a material impact on the Company's results of operations or its financial position.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

Development Activity

Construction in progress, including the cost of land, for the development of multifamily properties was $7.5 million and $22.2 million at December 31, 2000 and 1999, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $1.1 million, $3.1 million and $2.7 million during the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the construction and leasing of 268 units at two properties were completed at a total cost of $20.6 million. During 1999, the construction and leasing of 576 units at three properties were completed at a total cost of $71.0 million.

The following schedule details construction in progress at December 31, 2000:

			Placed in
(dollars in thousands)	Number	Costs	Service	December 31, 2000		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	12/31/00	Cost	Cost	Completion

AVON, OHIO
Village at Avon-Phase II	148	$8,338	$6,897	$ 110	$1,331	2001
BOYNTON BEACH, FLORIDA
Boynton Beach Land	-	5,245	-	5,205	40	TBD*
Other	-	857	-	-	857
	148	$14,440	$6,897	$5,315	$2,228

* To Be Determined

Acquisition Activity

On May 15, 2000, the Company and one of MIG's advisory clients executed a joint venture agreement for a newly developed 308 unit multifamily Market Rate property and the adjacent land located in Atlanta, Georgia. The Company's initial contribution included land of $4.6 million and cash of $795,000 for its proportionate share in the joint venture. The contributed land is a 48 acre parcel of land on which a 535 unit multifamily Market Rate property will be developed. This land is located adjacent to the 308 unit property. The 535 unit project to be built on the land is scheduled to be completed in 2002. In connection with the construction of the 535 units, the partnership obtained a construction loan for $30.0 million. As part of the loan agreement, the Company has guaranteed the loan. As guarantor, the Company has agreed to perform all obligations under the loan agreement that the partnership is unable to perform including, but not limited to, the payments of all amounts that may be due during the term of the loan. At December 31, 2000, the joint venture had real estate assets of $29.2 million and a mortgage payable of $17.2 million. The Company owns 49.0% of the joint venture.

On October 13, 2000, the Company executed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The 252 unit project is scheduled to be completed in 2002. The Company contributed land with an estimated fair value of $2.0 million and received a capital credit of $152,000 for its proportionate share in the joint venture. At the time of the transfer, the land had a book value of $3.1 million, consequently, the Company recorded a loss of $990,000 in connection with this transaction which is included in "Gain on disposition of properties and land, net" in the Consolidated Statements of Income. At December 31, 2000, the joint venture had real estate assets of $3.0 million and borrowings of $814,000. The Company owns 49.0% of this joint venture. The Company acquired this 24 acre land parcel during 1999.

On November 30, 2000, the Company acquired a 6.9 acre parcel of land for $5.2 million located in Boynton Beach, Florida. The Company is currently negotiating with a third party to form a joint venture partnership to complete development of this project. The proposed development of this parcel is for 229 multifamily Market Rate units, 38 boat slips, a 6,700 square foot restaurant, 11,240 square foot specialty retail space, 9,800 square foot office space and a two-story parking deck.

Effective December 1, 2000, the Company bought out the two partners in a joint venture property, in which the Company was a 33.33% partner, and became the 100% owner. The property, which is located in Ohio, has 126 units and real estate assets of $1.7 million at December 31, 2000.

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

On June 30, 1998, the Company consummated the remaining MIGRA Related Transaction, except for the acquisition of the newly developed property. As consideration for their interest in MIGRA and the affiliated property management businesses, the shareholders of MIGRA received 408,314 of the Company's common shares. Subject to certain conditions, adjustments and achievements of specified performance goals, the shareholders of MIGRA were entitled to receive common shares on the second and third issuance dates, being June 30, 1999 and 2000, respectively. In connection with the achievement of certain contingencies, the MIGRA shareholders received 74,994 and 216,911 additional common shares as of June 30, 1999 and 2000, respectively. The payment of such contingent consideration was recorded at $872,935 and $1,482,797 as of June 30, 1999 and 2000, respectively, and increased the recorded amount of the intangible asset. The payment as of June 30, 2000, represents the final payment pursuant to the merger agreement.

In October 1999, the Company settled the purchase price adjustment relating to the assets and liabilities (as defined in the related agreement) assumed in connection with the MIGRA merger. The MIGRA merger agreement provided that such adjustment would be determined on the one-year anniversary of the merger. Accordingly, the Company paid a net of approximately $1.3 million with respect to the purchase price adjustment. The consideration paid was funded by proceeds from the sale, at par (including accrued interest) of a note receivable to affiliates, (the former MIGRA shareholders). This purchase price adjustment increased the Company's recorded amount of the intangible asset initially recorded at the date of the merger.

In connection with the MIGRA Related Transaction (without regard to payment of contingent consideration or the settlement of the purchase price adjustment), the Company recorded the following amounts: (i) accounts receivables and miscellaneous prepaid expenses of $2.9 million, (ii) intangible assets of $ 4.2 million, (iii) real estate assets of $239.7 million, (iv) accounts payable and accrued expenses of $4.8 million, (v) accrued real estate taxes of approximately $500,000, (vi) security deposits of approximately $800,000, (vii) mortgage indebtedness of $31.5 million, (viii) borrowings on the MIGRA Line of Credit Facilities of $1.0 million, (ix) borrowings on the Company's Line of Credit of $90.1 million, (x) operating partnership units of $12.0 million and (xi) common stock and additional paid in capital of $106.1 million.

Disposition Activity

During 2000, the Company sold six operating properties for net cash proceeds of $16.5 million, resulting in a gain of $8.5 million. Five of the six operating properties were included in the eight Market Rate properties which were sold on December 31, 1999, as further described below. These five properties provided net cash proceeds of $14.3 million, resulting in a gain of $4.3 million. The sixth property was sold, subject to an existing loan of $7.1 million.

During 1999, the Company sold eight operating properties for net cash proceeds of $36.8 million, resulting in a gain of $19.6 million. Net cash proceeds from the sale of five of the eight operating properties were $13.4 million, resulting in a gain of $12.8 million. The cash proceeds were placed in a trust which restricted the Company's use of these funds for the exclusive purchase of other property of like-kind and qualifying use. The Company used $2.3 million of the like-kind funds to acquire a 24 acre parcel of land during 1999. The remaining net proceeds and unutilized like-kind funds were used to pay the Company's dividend and pay down a $20.0 million Medium-Term Note which matured in September 1999. Additionally, Rainbow Terrace Apartments, an Affordable Housing property, was conveyed to HUD by deed in lieu of foreclosure resulting in a loss of approximately $67,000.

The Company sold an additional eight Market Rate properties located in Ohio on December 31, 1999 for an aggregate sales price of approximately $34.0 million. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The Company had a corresponding option to repurchase the properties on the same monetary basis at any time prior to December 31, 2000, which the Company elected not to exercise. The sale provided for the Company's continued management of the properties. These sales were not recognized for GAAP purposes until the seller financing was repaid. During 2000, five of these properties were sold in cash transactions, and accordingly, the Company's note was settled, the put and call provisions were terminated and the property sales were recognized for GAAP purposes. The three remaining properties and the total eight properties are classified as "Properties held for sale" in the Consolidated Balance Sheets at December 31, 2000 and 1999, respectively.

In December 1998, the Company sold an operating property for net cash proceeds of $10.7 million, resulting in a gain of $503,497.

3. PROPERTIES HELD FOR SALE

As discussed in Note 2, the Company entered into sales contracts for eight Ohio Market Rate properties on December 31, 1999, five of which were sold during 2000. The Company anticipates, for financial reporting purposes, that the remaining three properties will be sold, and accordingly, they are presented in the Consolidated Balance Sheets as "Properties held for sale" at December 31, 2000. Additionally, the Company has contracts to sell four Market Rate properties which are presented in the Consolidated Balance Sheets as "Properties held for sale" at December 31, 2000.

At December 31, 1999, the eight properties, which the Company entered into a sales contract on December 31, 1999, as previously discussed, were presented as "Properties held for sale" in the Consolidated Balance Sheets.

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

Restricted cash is comprised of the following:

	2000	1999

Resident security deposits	$ 1,671,515	$ 1,386,413
Investor's escrow	398,579	1,080,925
Escrow and reserve funds for replacements
required by mortgagees	12,714,156	11,682,176
	$14,784,250	$14,149,514

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Investor's escrow represent funds held by the Company primarily for the payment of operating expenses associated with properties managed by the Company on behalf of its pension fund clients. These funds are held in short term investments. Certain reserve funds for replacements are invested in a combination of money market funds, U.S. treasury bills with maturities less than 18 months, and collateralized mortgage obligations issued by the Federal Home Loan Mortgage Company ("FHLMC") maturing in 2023.

Debt securities owned with a maturity at date of purchase of less than 18 months are classified as "held to maturity" and securities with a maturity at date of purchase greater than 18 months are classified as "available for sale". Securities classified as held to maturity are measured at amortized cost. Securities classified as available for sale are measured at fair value. Adjustments to fair value of the securities available for sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax, where applicable, as a separate component of comprehensive income. At December 31, 2000 and 1999, held to maturity securities included: treasury bills with a cost of $182,400 and $505,088 and a fair value of $183,721 and $506,884, respectively, and certificates of deposits with a cost and estimated fair value of $34,000 and $48,000 at December 31, 2000 and 1999, respectively. Available for sale investments included FHLMC securities with a cost of $99,500 at December 31, 2000 and 1999.

5. INTANGIBLE AND OTHER ASSETS

Intangible assets, deferred charges and prepaid expenses consist of the following:

	2000	1999

Intangible assets	$ 7,129,566	$ 6,561,530
Deferred financing and leasing costs	13,630,532	13,508,346
Less: Accumulated amortization	(7,692,878)	(5,275,937)
	13,067,220	14,793,939
Prepaid expenses	3,343,335	3,650,095
Other assets	564,847	2,011,732
	$16,975,402	$20,455,766

Amortization expense for intangible assets was $1.7 million, $1.2 million and $272,344 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense for deferred finance and leasing costs was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Company wrote off approximately $200,000 related to the unamortized amount attributed to the loss of an advisory relationship. This charge was recorded in "Depreciation and amortization" expense in the Consolidated Statements of Income.

6. EXTRAORDINARY ITEMS AND OTHER CHARGES

During 1999, upon pay off of its Line of Credit and paydown of $76.3 million and $111.8 million of its Senior and Medium-Term Notes and the early payment of three mortgage loans, the Company wrote off the related unamortized deferred finance costs related to those debts. In 1998, upon the refinancing of the Line of Credit, unamortized deferred financing costs were written off. These transactions have been reflected as an extraordinary loss of $3.5 million ($750,000 facility fee charge, $126,500 interest breakage fee and a $932,200 write off of deferred finance costs related to the termination of the unsecured line of credit facility and $1.5 million write off of deferred finance costs, $709,200 of transaction costs, $105,800 prepayment penalty related to the payoff of a first mortgage loan net of a $691,800 gain related to the tender and paydown of the Senior and Medium-Term Notes) and $124,900 in 1999 and 1998, respectively.

During 1998, the Company abandoned its efforts to convert its proprietary automated leasing information system to a Windows© version. Accordingly, the Company wrote off $817,485 of costs which had been previously capitalized. This write-off is reflected in the Consolidated Statements of Income.

7. DEBT

The Company's borrowings are represented by both secured and unsecured debt. Secured debt consists of the following:

	2000	1999

Conventional mortgage debt, maturing
at various dates to 2012	$542,781,128	$544,603,752
Federally insured mortgage debt, maturing
at various dates to 2024	24,686,659	25,332,437
	$567,467,787	$569,936,189

Real estate assets pledged as collateral for all mortgage debt had a net book value of $680.9 million and $679.7 million at December 31, 2000 and 1999, respectively.

Conventional Mortgage Debt

Conventional mortgages payable are comprised of 58 loans at December 31, 2000 and 1999, each of which is collateralized by the respective real estate and resident leases. These nonrecourse, project specific loans accrue interest at a fixed rate. During 2000, the Company obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provides for disbursement in two installments. The first installment of $9.8 million was disbursed to the Company on September 28, 2000. The distribution of the $4.2 million balance is contemplated to be distributed on or before March 16, 2001, upon completion of certain conditions. The loan requires monthly interest only payments at the rate of 7.76% through October 15, 2002 at which time principal and interest payments are required through the maturity date of October 15, 2005. Also, during 2000, a mortgage with a balance of $7.1 million on the underlying property was assumed by the buyer (see Note 2). On November 18, 1999, the Company paid off a variable rate loan of approximately $16.5 million (which was refinanced as a project specific nonrecourse mortgage loan). Additionally, during 1999, the Company refinanced two fixed rate mortgages totaling $14.9 million as project specific nonrecourse mortgages. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.71%, and 7.74% at December 31, 2000 and 1999, respectively.

During 1999, the Company received gross proceeds of $525.3 million from project specific, nonrecourse mortgage loans collateralized by 55 properties owned by qualified REIT subsidiaries, having a net book value of $641.5 million. These qualified REIT subsidiaries are separate legal entities and maintain records, books of accounts and depository accounts separate and apart from any other person or entity. The proceeds from these loans were used to pay off the Company's floating rate unsecured Line of Credit facility, to pay down most of its Senior and Medium-Term Notes and to increase the Company's cash balances. These mortgage loan documents require escrow deposits for taxes and replacement of project assets. The weighted average maturity of the loans funded in 1999 was 9.8 years, and the weighted average interest rate was 7.68%.

Federally Insured Mortgage Debt

Federally insured mortgage debt which encumbered six of the properties at December 31, 2000 and 1999 (including one property which is funded through Industrial Development Bonds) is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2024. During 1999, the Company transferred Rainbow Terrace Apartments to HUD along with the $1.9 million mortgage payable. At December 31, 2000, five of the six federally insured mortgages have a fixed rate and the remaining mortgage ($1.7 million) is variable rate. Interest rates on the HUD-insured indebtedness range from 7.0% to 10.13%. The weighted average interest rate of the federally insured mortgages was 8.27% at December 31, 2000 and 1999.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is also secured by a letter of credit which is renewed annually.

Interest Rate Swaps

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which will be amortized over the remaining terms of the two swap agreements (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). During the year ended December 31, 2000, the Company recorded a credit to interest expense of $330,663 with regards to the swaps.

There were no interest rate swap agreements in effect at December 31, 2000 or 1999.

Cash Tender Offers for Unsecured Debt Securities

On October 21, 1999, the Company commenced cash tender offers and concurrent consent solicitations for all of the Company's outstanding unsecured debt securities. The vote of the holders of a simple majority of the principal amount of outstanding notes voting together as one class was required to obtain the requisite consents. The initial offer provided for a discount to par; however, by November 3, 1999, the Company had not received the requisite consents. On November 3, 1999, the Company notified the noteholders that it would tender the notes for par including a consent fee of $25 per $1,000 of par value. On November 19, 1999, all debt securities tendered, representing Senior and Medium-Term Notes totaling $168.2 million in principal, were accepted and constituted a majority of the Company's outstanding notes pursuant to the amended terms of its cash tender offers and concurrent consent solicitations. Accordingly, the Company and the trustee for the notes executed a supplemental indenture containing the proposed amendments approved by noteholders, which became effective upon acceptance by the Company for payment of all notes validly tendered pursuant to the tender offers. The Company funded the tender offers with project specific, non-recourse loans from The Chase Manhattan Bank. The loans were collateralized by individual mortgages on 29 properties with gross proceeds of $205.0 million, with a weighted average term of 10.6 years and a weighted average interest rate of 7.86%. The net proceeds, after repayment of certain outstanding indebtedness and transaction costs, were approximately $180.0 million.

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

Senior Notes

The Senior Notes issued during 1995 in the principal amounts of $75.0 million and $10.0 million accrued interest at 8.38% and 7.10%, respectively, and were to mature in 2000 and 2002, respectively. Pursuant to the tender offer during 1999, as discussed above, the Company paid off the $10.0 million Senior Note and paid down the $75.0 million Senior Note. The balance of the $75.0 million Senior Note, net of unamortized discounts, was $8.5 million at December 31, 1999. In accordance with the terms of the note, on April 15, 2000, the Company paid $8.9 million which represented the outstanding balance and all interest accrued thereon.

Medium-Term Notes Program

The Company had two Medium-Term Notes (the "MTN's") outstanding having an aggregate balance of $709,000 at December 31, 2000 and 1999. Pursuant to the tender offer during 1999, as discussed above, the Company paid off eight and paid down two of the MTN's with an aggregate payment of $91.8 million. Additionally, the Company paid off a $20.0 million MTN that matured in September 1999. The two remaining MTN's have principal amounts of $604,000 and $105,000 and bear interest at 7.33% and 6.88%, respectively, and mature in September 2001 and December 2004, respectively. The weighted average interest rate of the two MTN's was 7.26% at December 31, 2000 and 1999.

The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 2000, there was $62.5 million of additional MTN borrowings available under the program.

Unsecured debt consists of the following:

	2000	1999
Senior Notes, with interest payable quarterly, net of
unamortized discounts of $2,285 at December 31, 1999	$ -	$8,540,715
Medium-Term Notes, with interest payable quarterly	709,000	709,000
	$709,000	$9,249,715

Lines of Credit

On November 18, 1999, the Company entered into a $12.0 million secured line of credit facility (the "Secured Line of Credit"). This Secured Line of Credit is secured by two of the Company's properties. On May 12, 2000, the Secured Line of Credit was increased from $12.0 million to $20.0 million. The facility which originally was scheduled to mature October 31, 2000, was extended for one additional year (matures October 31, 2001) and reduced from $20.0 million to $12.0 million. The Company's borrowings under the Secured Line of Credit bear interest at a rate of, either the prime rate or LIBOR plus 2.0% at the Borrower's option. The Secured Line of Credit is utilized by the Company to provide working capital and for general corporate purposes. At December 31, 2000 and 1999, there were no borrowings outstanding under this facility.

On July 20, 2000, the Company entered into a $20.0 million revolving line of credit which is secured by one of the Company's properties. At December 31, 2000, the borrowings were restricted up to an amount not to exceed $12.6 million. The remaining $7.4 million may be available upon completion of certain requirements. The facility is for a term of three years. The Company's borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%. This revolving line of credit is utilized by the Company to provide working capital and for general corporate purposes. At December 31, 2000, there were no borrowings outstanding under this facility.

Prior to its termination in May 1999, the Company had available a $250.0 million Line of Credit which contained various restrictive covenants. Interest on this line was payable at the prime rate or LIBOR plus a specified spread, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. An annual commitment fee of 15 basis points on the maximum commitment, as defined in the agreement, was payable annually in advance on each anniversary date. In May 1999, the Company repaid all outstanding obligations under this Line of Credit through proceeds received from financing project specific, nonrecourse mortgage loans and accordingly, terminated the facility. The Company recognized an extraordinary charge of $1.8 million which represents a $750,000 facility fee charge, a $126,559 breakage fee, and a $932,183 write off of deferred finance costs related to the Line of Credit.

MIGRA maintained a $500,000 line of credit facility which the Company assumed at the time of the merger. The outstanding balance of $446,565 was paid off on February 10, 1999 and the line of credit facility was terminated.

As of December 31, 2000, the scheduled maturities of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows:

2001	$ 17,336,872
2002	6,089,792
2003	6,672,062
2004	7,219,017
2005	17,226,641
Thereafter	513,632,403
$568,176,787

Cash paid for interest was $43.8 million, $40.7 million and $29.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2000, 1999 and 1998, the Company's interests in the joint venture partnerships are as follows:

Ownership

Americana	33.33%
Euclid House	0%(a)
Gates Mills Towers	33.33%
Watergate	33.33%
College Towers	50.00%
Highland House	50.00%
Lakeshore Village	50.00%
Idlewylde	49.00%(b)
Berkley Manor	49.00%(b)

(a) Effective December 1, 2000, the Company purchased its partners' interest in Euclid House. Prior to the purchase, the Company had a 33.33% ownership interest in this property.

(b) These two joint venture partnerships were entered into during the year ended December 31, 2000.

Summarized financial information for these joint ventures is as follows:

Balance sheet data

	2000	1999

Real estate, net	$46,750,093	$15,062,859
Other assets	4,087,067	3,286,046
	$50,837,160	$18,348,905

Amounts payable to the Company	$ 243,964	$ 152,810
Mortgages payable	64,866,492	49,711,810
Other liabilities	4,239,208	3,989,377
Accumulated deficit	(18,512,504)	(35,505,092)
	$50,837,160	$18,348,905

Operating data

	2000	1999	1998

Rental revenues	$20,066,612	$19,074,034	$19,278,712
Other revenues	467,048	114,005	174,774
Operating and maintenance expenses	(13,347,094)	(11,207,637)	(12,316,421)
Depreciation and amortization	(2,196,252)	(1,665,475)	(1,316,451)
Interest expense	(5,707,896)	(5,232,400)	(4,803,070)
Net (loss) income before cumulative effect	(717,582)	1,082,527	1,017,544
Cumulative effect of a change in
accounting principle	-	1,465,666	-
Net (loss) income	$ (717,582)	$ 2,548,193	$ 1,017,544
Company's proportionate interest in:
Depreciation and amortization	$ 842,564	$ 592,264	$ 475,675
Interest expense	2,091,668	1,799,524	1,656,652
*Cumulative effect of a change in
accounting principle	-	523,292	-
(Loss) income of joint ventures before
cumulative effect of a change in
accounting principle	(163,401)	585,022	444,692

*The Company's proportionate share of the cumulative effect of a change in accounting principle is included in the Company's consolidated Cumulative effect of a change in accounting principle as presented in the Consolidated Statements of Income.

The Company recognized proportionate share net contributions of $1.3 million and $55,743 for the years ended December 31, 2000 and 1999, respectively, and net distributions of $701,143 for the year ended December 31, 1998. Revenues from property management fees charged to joint ventures aggregated $891,001, $843,292 and $784,111 for the years ended December 31, 2000, 1999 and 1998, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 11). Rent subsidies of $730,483, $748,777 and $739,278 for the years ended December 31, 2000, 1999 and 1998, respectively, were received by the property.

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

Summarized affiliate and joint venture transaction activity was as follows:

	2000	1999	1998
Property management fee and other
miscellaneous service revenues
- affiliates	$1,859,903	$ 2,505,522	$2,283,066
- joint ventures	965,079	882,641	939,813
Painting service revenues
- affiliates	303,057	480,122	350,014
- joint ventures	263,937	219,598	322,831
Expenses incurred on behalf of and
reimbursed by (1) - affiliates	4,207,932	4,006,927	4,426,066
- joint ventures	3,010,347	2,873,295	2,626,631
Interest income - affiliates	263,566	302,765	923,200
Interest expense - affiliates	(176,190)	(124,153)	(344,448)
- joint ventures	(27,492)	(26,096)	(24,324)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and notes and other miscellaneous receivables due from affiliates and joint venture properties aggregated $4.9 million and $2.0 million at December 31, 2000 and 1999, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $2.9 million and $425,080 at December 31, 2000 and 1999, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $573,061 and $3.6 million at December 31, 2000, respectively, and $3.0 million and $1.3 million at December 31, 1999, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $4.3 million and $950,218 at December 31, 2000, respectively, and $6.3 million and $1.3 million at December 31, 1999, respectively.

As of December 31, 2000, the Company was negotiating an agreement to exchange its interest in five of its joint venture properties. Under the proposal, the Company would become the 100% fee owner of three of the properties and relinquish its ownership in two of the properties (which includes the one property where the Company is a 66.67% owner).

In February 1998, certain affiliated entities, which owed the Company a substantial amount of the advances described above, made capital calls to their partners for the purpose of effecting repayment of such advances. Thereafter, approximately $4.0 million of advances were repaid pursuant to such capital calls. However, a corporation (the "Corporation") owned by a member of the Company's Board of Directors, and his siblings (including the wife of the Company's Chairman and Chief Executive Officer) which serves as general partner of certain affiliated entities, informed the Company that the Corporation had caused the commencement of a review of approximately $2.9 million in expenditures relating to certain HUD subsidized properties. The Company believed that all expenditures were appropriate and that the ultimate outcome of any disagreement would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

On January 25, 2000, Associated Estates Management ("AEMC") filed suit in the Cuyahoga County, Ohio Court of Common Pleas against Euclid Medical and Commercial Arts, an Ohio limited partnership and its general partner, Metro City No. 1, an Ohio general partnership, seeking damages in excess of $729,000. Euclid Medical and Commercial Arts owns the Euclid Medical and Office Building located in Euclid, Ohio. AEMC was the property manager of that property until on or about March 23, 1999. Metro City No. 1 is 56.0% owned by the Company's Chairman of the Board and CEO, his wife and his brothers-in-law, one of whom is a director of the Company. In the normal course of business, the Company had followed a practice for many years of advancing funds on behalf of, or holding funds for the benefit of, affiliates, which owned real estate properties managed by the Company. Euclid Medical and Office Building was one of those properties for which the Company so advanced funds. The suit seeks reimbursement for the funds advanced by the Company for the benefit of this property. Metro City No. 1 made a capital call to its partners requesting funds to pay this obligation. The Chairman of the Board, his wife and brothers-in-law have paid the Company their proportionate share of the capital call, however, the remaining non-affiliated partners of Metro City No. 1 have refused to do so. The Company believes the recorded amount of the receivable is stated at its net realizable value.

Notes Receivable

At December 31, 2000 and 1999, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the year ended December 31, 2000 and 1999, the interest rate charged on this note was approximately 7.8% and 6.7%, respectively, with principal due May 1, 2002. The Company recognized interest income of $263,401, $226,997 and $227,833 for the years ended December 31, 2000, 1999 and 1998, respectively, relating to these notes.

10. NOTEHOLDER INTEREST

The Company has a noteholder interest in one multifamily property which, since 1984, has been unable to generate sufficient cash flow, as defined, to meet the scheduled interest payments under notes payable to the Company. Accordingly, the Company is entitled to all cash flows from operations. To the extent that the cumulative unpaid debt service on the notes is greater than nine years of aggregate principal and interest amortization (the cumulative amount of debt service), which occurred in 1995, the Company can exercise its rights under a security agreement and foreclose on the property. Because, in substance, the Company will eventually own title to the property, most likely through foreclosure, the property is presented in the financial statements as if owned by the Company. Summarized financial information for this property is as follows:

	2000	1999
Real estate, net	$1,789,715	$1,462,082
Other assets	124,229	1,225,843
	$1,913,944	$2,687,925

Mortgage notes payable	$3,749,296	$3,944,133
Other liabilities	411,638	393,022
Accumulated deficit	(2,246,990)	(1,649,230)
	$1,913,944	$2,687,925

	2000	1999	1998
Rental and other revenue	$2,140,581	$2,306,321	$2,299,437
Property operating and
maintenance expenses	(1,425,024)	(1,265,455)	(1,453,787)
Depreciation and amortization	(254,023)	(221,589)	(151,814)
Interest expense	(288,621)	(301,484)	(317,244)
Cumulative effect of a change in
accounting principle	-	190,301	-
Net income	$ 172,913	$ 708,094	$ 376,592

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows:

2001	$1,016,432
2002	753,761
2003	738,032
2004	687,368
2005	241,678
Thereafter	237,507
$3,674,778

The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $273,085 and accumulated depreciation of $128,189 at December 31, 2000. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows:

	Capital	Operating

2001	$66,390	$ 489,093
2002	-	317,111
2003	-	234,851
2004	-	224,863
2005	-	187,620
Thereafter	-	4,972,896
	66,390	$6,426,434
Less interest	(1,875)
	$64,515

Certain of the ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the financial statements and expire at various dates from 2021 to 2086. Rental revenues derived from such properties were $9.8 million, $9.6 million and $9.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $1.0 million and $1.2 million at December 31, 2000 and 1999, respectively. With respect to such leases, the Company incurred ground rent expense of $101,261 for each of the years ended December 31, 2000, 1999 and 1998.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the assignment of fee simple title shall expire in 2037. At December 31, 2000, the net book value of this property was $1.5 million.

The Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idelwylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia, which is being developed by the Company and its pension fund joint venture partner. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guarantying certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

Affordable Housing

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

The rent subsidy program provides that HUD will make monthly housing assistance payments to a Company subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable Company subsidiary. Such contracts have scheduled expiration dates between November 2001 and November 2019. HUD may abate subsidy payments if the applicable Company subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Rent subsidies of $6.8 million, $6.8 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, were recognized in income by the 13, 13 and 14 wholly owned subsidiaries eligible for federal rent subsidies for the years ended December 31, 2000, 1999 and 1998, respectively. As discussed in Note 7, certain obligations are insured by federal mortgage insurance programs. The Company believes, that upon expiration of the contracts, the contracts will be renewed, or the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate apartments.

Pending Litigation

A lawsuit is pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. (MIG's predecessor company) involving a claim for contribution and indemnity arising out of MIG Realty Advisors, Inc. having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIG Realty Advisors, Inc., alleging that MIG Realty Advisors, Inc. was responsible for the conduct of the due diligence investigation and consequently MIG Realty Advisors, Inc., rather than the engineer was responsible for any damages suffered by the advisory client. The third party complaint does not specify the amount of damages being claimed, but rather seeks contribution and indemnity for any judgment rendered against the consulting engineer arising out of the complaint against it filed by the advisory client, however, these potential claims may be approximately $9.0 million. The Company is vigorously defending against the claims brought by the consulting engineer in the third party complaint. The advisory client and MIG recently entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have against MIG in connection with this apartment project. The Company cannot predict the final outcome of this dispute.

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

Mortgages and notes payable with an aggregate carrying value of $567.5 million and $570.0 million at December 31, 2000 and 1999, respectively, have an estimated aggregate fair value of approximately $570.6 million and $542.0 million respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

Senior and Medium-Term Notes with an aggregate carrying value of $709,000 and $9.2 million at December 31, 2000 and 1999, respectively, have an estimated fair value of $720,459 and $9.4 million, respectively.

The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. These agreements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the agreement is settled. There were no such agreements in place at December 31, 2000 and 1999.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

	2000	1999	1998
Issuance of common shares in connection with
the acquisition of MIG REIT properties and the
MIGRA merger including the second and third
issuance dates	$1,482,797	$ 872,935	$106,063,359
Purchase price adjustment	-	1,232,112	-
Issuance of OP units in connection with the
acquisition of partnership interests in a
development property and an operating property	-	-	11,956,174
Assumption of mortgage debt in connection with
the acquisition of properties	1,545,050	-	31,468,622
Assumption of liabilities in connection with the
acquisition of properties	-	1,623,400	6,225,251
Dividends declared but not paid	-	-	10,507,586
Capital lease obligations	-	-	548,867
Offering expenses accrued	-	-	37,022
Contributions of land to joint venture, net of loss on
conveyance	6,755,247	-	-
Adjustment for purchase of minority interest	291,604	-	-
Assumption of debt by purchaser of property	7,086,029	-	-
In connection with the conveyance of RTA to HUD:
Transfer of mortgage debt	-	1,935,123	-
Transfer of other liabilities	-	187,933	-
Transfer of accounts receivable-rent	-	31,427	-
Transfer of escrows	-	762,464	-
Transfer of real estate assets, net	-	1,395,689	-

14. COMMON, TREASURY AND PREFERRED SHARES

Common Shares

In 2000 and 1999, the Company issued 216,911 and 74,994 common shares for the benefit of the former MIGRA shareholders. These issuances were made pursuant to the contingent consideration provisions of the MIGRA merger agreement. Such shares were recorded in the amount of $1.5 million and $872,935 at December 31, 2000 and 1999, respectively, and increased the recorded amount of the intangible asset associated with the purchase of MIGRA.

Treasury Shares

On February 25, 2000, the Company's Board of Directors authorized the repurchase of up to an additional two million (aggregating a total of five million shares) of the Company's common shares to be repurchased by the Company at market prices. At December 31, 2000 and 1999, 3,646,180 and 1,544,380 shares had been repurchased at an aggregate cost of approximately $33.7 million and $15.9 million, respectively. The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. At December 31, 2000, the Company has 1,353,820 common shares available to be repurchased under this plan. The timing of stock purchases are made at the discretion of management.

Preferred Shares

At December 31, 2000, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares were not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at December 31, 2000 or 1999.

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

The Rights are not currently exercisable and trade with the Company's common shares. The Rights will become exercisable if a person or group becomes the beneficial owner of 15.0% or more of the then outstanding common shares of the Company or announces an offer to acquire 15.0% or more of the Company's then outstanding common shares.

If a person or group acquires 15.0% or more of the Company's outstanding common shares, then each Right now owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sells 50.0% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $.01 per Right.

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

	For the year ended December 31,
	2000	1999	1998
Basic Earnings Per Share:
Income before extraordinary item and cumulative effect
of a change in accounting principle	$4,942,143	$22,846,447	$17,639,657
Less: Preferred share dividends	(5,484,426)	(5,484,426)	(5,484,421)
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle applicable to
common shares	(542,283)	17,362,021	12,155,236
Less: Extraordinary item (loss)	-	(3,456,612)	(124,895)
Add: Cumulative effect of a change in accounting
principle	-	4,319,162	-
Net (loss) income applicable to common shares	$ (542,283)	$18,224,571	$12,030,341

Diluted Earnings Per Share:
Income before extraordinary item and cumulative effect of a
change in accounting principle	$4,942,143	$22,846,447	$17,639,657
Add: Minority interest in operating partnership	-	-	39,353
Less: Preferred share dividends	(5,484,426)	(5,484,426)	(5,484,421)
Amortization expense relating to contingent
merger consideration	-	-	(34,816)
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle applicable to
common shares	(542,283)	17,362,021	12,159,773
Less: Extraordinary item (loss)	-	(3,456,612)	(124,895)
Add: Cumulative effect of a change in accounting
principle	-	4,319,162	-
Net (loss) income applicable to common shares	$ (542,283)	$18,224,571	$12,034,878

Number of shares:
Basic-weighted average shares outstanding	19,732,500	22,050,905	19,865,335
Add: Dilutive shares	-	1,994	22,172
Operating partnership units	-	-	154,924
Contingent merger consideration	-	-	17,442
Diluted -weighted average shares outstanding	19,732,500	22,052,899	20,059,873

Earnings per common share - basic
(Loss) income before extraordinary item and
cumulative effect of a change in accounting principle	$ (.03)	$ .79	$ .61
Extraordinary item	-	$ (.15)	$ -
Cumulative effect of a change in accounting principle	-	$ .19	$ -
Net (loss) income	$ (.03)	$ .83	$ .61

Earnings per common share - diluted:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.03)	$ .79	$ .60
Extraordinary item	-	$ (.15)	$ -
Cumulative effect of a change in accounting principle	-	$ .19	$ -
Net (loss) income	$ (.03)	$ .83	$ .60

Pro forma amounts assuming the new capitalization
policy is applied retroactively:
Effect of new capitalization policy	$ -	$(4,319,162)	$ 839,386
Net income	$4,942,143	$19,389,835	$18,354,148
Net (loss) income applicable to common shares	$ (542,283)	$13,905,409	$12,869,727
Per share amount - Effect of new capitalization policy:
Basic	$ -	$ (.19)	$ .04
Diluted	$ -	$ (.19)	$ .04
Per share amount - Net income applicable to
common shares:
Basic	$ (.03)	$ .63	$ .65
Diluted	$ (.03)	$ .63	$ .64

Options to purchase 1.4 million and 1.3 million common shares were outstanding at December 31, 1999 and 1998, respectively (See Note 16), which have been reflected above using the treasury stock method. Approximately 1.8 million common share options were excluded from the dilutive calculation as the inclusion would be antidilutive due to the net loss applicable to common shares for the year ended December 31, 2000.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods because the Company plans to settle these OP units in cash.

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2000, 1999 and 1998, as reported for income tax purposes, were as follows:

For the year ended December 31, 2000

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

02/1/00	$.1438	$.2184	$.00	$.0128	.375
05/1/00	.1438	.2184	.00	.0128	.375
08/1/00	.0959	.1456	.00	.0085	.250
11/1/00	.0959	.1456	.00	.0085	.250
	$.4794	$.7280	$.00	$.0426	$1.250

For the year ended December 31, 1999

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

05/1/99	$.147	$.085	$.084	$.059	$ .375
08/2/99	.147	.085	.084	.059	.375
11/1/99	.147	.085	.084	.059	.375
	$.441	$.255	$.252	$.177	$1.125

For the year ended December 31, 1998

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

5/1/98	$.2253	$ .2213	$.0125	$.0059	$ .465
8/1/98	.2253	.2213	.0125	.0059	.465
10/31/98	.2253	.2213	.0125	.0059	.465
1/15/99	.2253	.2213	.0125	.0059	.465
	$.9012	$ .8852	$.0500	$.0236	$1.860

Preferred dividends of $5,484,426, $5,484,426 and $5,484,421 were paid for the years ended December 31, 2000, 1999 and 1998, respectively, of which $447,975, $1,582,255 and $276,963 was designated as a capital gain dividend for the years ended December 31, 2000, 1999 and 1998, respectively.

16. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute between 1.0% and 15.0% (maximum employee contribution was 12.0% prior to February 1, 1999) of their gross wages. The Company matches such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% (maximum employer contribution was 25.0% up to a maximum participant's contribution of 4.0% prior to February 1, 1999). The Company made contributions to this plan, of approximately $118,000, $154,000 and $76,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company offers long-term disability and medical, dental and life insurance benefits to employees.

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

		Granted and
	Authorized	Outstanding	Available	Exercisable

Balance at December 31, 1997	543,093	530,255	12,763	323,589
Granted (at $12.50 per share)	-	72,200	(72,200)	-
Forfeited (at $20.25 to $24.06 per share)	-	(86,530)	86,530	(39,864)
Exercisable	-	-	-	32,000
Balance at December 31, 1998	543,093	515,925	27,093	315,725
Granted (at $7.19 per share)	-	144,000	(144,000)	-
Forfeited (at $12.50 to $24.06 per share)	-	(137,099)	137,099	(33,500)
Exercisable	-	-	-	18,879
Balance at December 31, 1999	543,093	522,826	20,192	301,104
Granted (at $8.06 per share)	-	51,000	(51,000)	-
Forfeited (at $7.19 to $22.00 per share)	-	(40,500)	40,500	(7,300)
Exercisable	-	-	-	66,767
Balance at December 31, 2000	543,093	533,326	9,692	360,571

The weighted average exercise prices of options outstanding at December 31, 2000, 1999 and 1998 were $16.79, $17.24 and $21.31 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 2000, 1999 and 1998 were $19.75, $21.60 and $22.22 per share, respectively.

Equity-Based Incentive Compensation Plan

The Equity-Based Incentive Compensation Plan ("the Omnibus Equity Plan"), an equity-based incentive compensation plan, provides for the grant to participants of options to purchase common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. The option price with respect to the grant of options to purchase common shares will be determined at the time of the grant but will not be less than 100% of the fair market value of the common shares at the date of the grant or 110% in the case of a participant who, at the date of grant, owns shares with more than 10.0% of the total combined voting power of all classes of stock of the Company. The rights to purchase common shares will enable a participant to purchase common shares (i) at the fair market value of such shares on the date of such grant or (ii) at 85.0% of such fair market value on such date if the grant is made in lieu of cash compensation. Under the terms of the Omnibus Equity Plan, these grants and awards may not aggregate more than 1,400,000 common shares and no participating employee may receive awards with respect to more than 250,000 common shares during any calendar year.

Restricted share grants made from this Plan vest either in equal increments over three years or at the end of nine years from the date of grant. Those shares vesting at the end of a nine year period have a feature which permits the acceleration of the vesting upon the Company achieving certain financial benchmarks. Option grants made from this Plan to date have been vested either in equal increments over three years or five years beginning on the first anniversary of the date of grant or at the end of nine years. The accelerator described above also applied to the nine year grants.

Activity under the Omnibus Equity Plan is summarized as follows:

		Granted and
	Authorized	Outstanding	Available	Exercisable

Balance at December 31, 1997	1,400,000	416,878	983,122	-
Restricted shares granted (at $20.66 per share)	-	484	(484)	-
Options granted (at $24.06 per share)	-	250,000	(250,000)	-
Forfeited (at $22.8125 to $24.06 per share)	-	(10,800)	10,800	-
Vested restricted shares (at $22.81 per share)	-	(1,000)	-	(1,000)
Exercisable	-	-	-	82,800
Balance at December 31, 1998	1,400,000	655,562	743,438	81,800
Restricted shares granted (at $12.50 per share)	-	21,000	(21,000)	-
Options granted (at $10.38 to $12.50 per share)	-	288,800	(288,800)	-
Forfeited (at $22.8125 to $24.06 per share)	-	(88,439)	88,439	-
Exercisable	-	-	-	108,600
Balance at December 31, 1999	1,400,000	876,923	522,077	190,400
Restricted shares granted (at $7.38 to $8.69 per share)	-	70,823	(70,823)	-
Options granted (at $8.06 to $8.63 per share)	-	500,400	(500,400)	-
Forfeited (at $8.63 to $24.06 per share)	-	(219,100)	219,100	-
Vested restricted shares (at $8.69 per share)	-	(6,123)	-	(6,123)
Exercisable	-	-	-	77,834
Balance at December 31, 2000	1,400,000	1,222,923	169,954	262,111

The weighted average exercise prices of options outstanding at December 31, 2000, 1999 and 1998 were $14.75, $20.12 and $24.01 per share, respectively. The weighted average exercise prices of options exercisable at December 31, 2000, 1999 and 1998 were $23.82, $24.06 and $24.06 per share, respectively.

Deferred compensation of $108,495, $37,478 and $34,000 at December 31, 2000, 1999 and 1998, respectively, has been reflected as a reduction of paid-in capital in the accompanying financial statements relating to the issuance of 64,700 restricted shares in 2000 and 21,000 restricted shares in 1999.

Options Granted to Outside Directors

The Company has granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined by the Company's Executive Compensation Committee and approved by the board of directors. Option awards granted vest one year from the date of grant. Activity is summarized as follows:

	Granted	Exercisable

Balance at December 31, 1997	43,750	23,750
Exercisable	-	20,000
Balance at December 31, 1998	43,750	43,750
Granted (at $11.75 to $12.50 per share)	25,000	-
Balance at December 31, 1999	68,750	43,750
Granted (at $8.63 per share)	35,000	-
Exercisable	-	25,000
Balance at December 31, 2000	103,750	68,750

The weighted average exercise prices of options outstanding at December 31, 2000 were $15.56 per share, at December 31, 1999 were $19.67 per share and at December 31, 1998 were $22.94 per share. The weighted average exercise prices of options exercisable at December 31, 2000 were $19.09 per share and at December 31, 1999 and 1998 were $22.94 per share.

Year 2001 Equity Incentive Plan

The Company's Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000 and operates substantially the same as the Equity-Based Incentive and Share Option Plans. The EIP, however, allows for participation by directors as well as employees, does not allow for the grant of incentive stock options and shares issued under the EIP consist solely of treasury shares.

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

	2000	1999	1998
Net (loss) income applicable to common shares
As reported	$(542,283)	$18,224,571	$12,030,341
Pro forma	$(826,905)	$18,071,334	$11,760,348

(Loss) income per common share
As reported - Basic	$ (.03)	$ .83	$ .61
- Diluted	$ (.03)	$ .83	$ .60
Pro forma - Basic	$ (.04)	$ .82	$ .59
- Diluted	$ (.04)	$ .82	$ .59

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following assumptions:

	2000	1999	1998

Risk free interest rate or range	5.5%	6.3%	4.7%-6.9%
Dividend yield or range	12.41%	14.93%	7.8%-10.6%
Expected life or range	7.48 years	7.64 years	7-8 years
Expected volatility or range	27.62%	25.98%	16.1%-21.6%
Weighted average per share fair value
of an option granted during the year	$0.45	$0.51	$0.29

The pro forma effect on net income as set forth above is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

17. EXECUTIVE COMPENSATION

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

Prior to January 1 of the EDCP year, any executive officer of the Company may elect to defer all or a portion of their eligible compensation (base salary and bonus) and such amount will be credited to a deferral account maintained on behalf of the executive. Amounts credited to the deferral account are converted to "share units" and represent deferred share awards under the Company's Equity-Based Incentive Compensation Plan. The deferral account is vested at all times. At December 31, 2000, there were no deferred amounts. At December 31, 1999 deferred amounts were $29,164 representing 3,733 common shares. These amounts related to one executive officer whose employment terminated in 2000; the accrued amounts were paid in 2000.

Executive Compensation and Employment Agreements

The Company has a three year employment agreement with the Chairman and Chief Executive Officer. This agreement, dated January 1, 1996, is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate by giving one year's prior written notice. The Company entered into an employment agreement with the Executive Vice President (former Chairman, President and Chief Executive Officer of MIGRA) for a period of three years which was subsequently terminated effective July 1, 1999. The Company charged $550,000 in 1999 to general and administrative expense related to the severance of this individual. During 2000, the Company entered into a consulting agreement with a former Vice President and former President of MIG II Realty Advisors, who resigned these positions during 2000. Under the consulting agreement, the former officer will provide services to MIG in connection with the servicing of certain pension fund clients designated by MIG. Additionally, the Company has non-compete and severance agreements with certain other executive officers.

Supplemental Employee Retirement Plan

The Company's Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for executive officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers of the Company nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for the Company to make a contribution to the account of each of the participating officers at the end of each Plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes) until distribution. The account balances earn interest each year at a rate that approximates the Company's average cost of capital. The Executive Compensation Committee approves the interest rate at the beginning of each year. At December 31, 2000, 1999 and 1998, the Company recognized expense of $132,186, $272,160 and $85,818, respectively, relating to this Plan.

Annual Incentive Plan

Through the Annual Incentive Plan, executives are rewarded for short-term financial performance and achievement of established corporate objectives. In 2000, annual incentive opportunities were linked to performance relative to a Funds from Operations benchmark, as defined, as well as performance against individual goals. Annual incentive opportunities are set at the beginning of each plan year for eligible participants. Award payouts for performance against the financial benchmark are delivered in restricted shares. Award payouts for performance against individual objectives are delivered 50.0% in cash and 50.0% in restricted shares. If performance under the financial portion of the plan exceeds the benchmark, the participant's award is subject to a multiplier of up to one and one-half times the established award opportunity. This additional award is paid in restricted shares. At December 31, 2000, the Company recognized expense of $285,000 relating to this plan.

Long-Term Plan

Participants in the Long-Term Plan, a long-term incentive compensation plan, will earn incentive compensation over a three year period (the "Plan Period") based on specific levels of Funds From Operations per share, as defined, that are established at the outset of the Plan Period. Initial awards under the Long-Term Plan were based on the Plan Period beginning January 1, 1995 and ending December 31, 1997. The Long-Term Plan terminates in 2005. There were no charges to earnings under this plan and no payments were made on the first eligibility date which occurred in 1998. Beginning with the calendar year 1998, a new three year Plan Period commenced. Payment of the incentive compensation earned under the Long-Term Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the Board of Directors. The second payment eligibility date is in 2001. At December 31, 2000, no amount was earned under this Plan and accordingly, there was no charge reflected on the Consolidated Statement of Income.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$38,279,503	$39,458,914	$40,341,444	$39,026,106
Net (loss) income	(1,617,263)	(684,844)	8,516,161	(1,271,911)
Net (loss) income applicable to common shares	(2,988,371)	(2,055,946)	7,145,053	(2,643,019)

Earnings Per Common Share-Basic:
Net (loss) income applicable to common shares	$ (.15)	$ (.10)	$ .36	$ (.14)
Weighted average number of shares outstanding
(in thousands)	20,279	19,611	19,724	19,338

Earnings Per Common Share-Diluted:
Net (loss) income applicable to common shares	$ (.15)	$ (.10)	$ .36	$ (.14)
Weighted average number of shares outstanding
(in thousands)	20,279	19,611	19,734	19,338

	1999
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$38,016,051	$39,363,990	$39,254,792	$41,920,138
Income before extraordinary item and cumulative
effect of a change in accounting principle	1,869,878	13,159,046	634,192	7,183,331
Extraordinary item	-	(1,808,742)	-	(1,647,870)
Cumulative effect	4,319,162	-	-	-
Net income	6,189,040	11,350,304	634,192	5,535,461
Net income (loss) applicable to common shares	4,817,935	9,979,199	(736,916)	4,164,353

Earnings Per Common Share-Basic:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	$ .02	$ .53	$ (.03)	$ .27
Extraordinary item	$ -	$ (.08)	$ -	$ (.07)
Cumulative effect	$ .19	$ -	$ -	$ -
Net income (loss) applicable to common shares	$ 21	$ .45	$ (.03)	$ .20
Weighted average number of shares outstanding
(in thousands)	22,666	22,359	21,617	21,525

Earnings Per Common Share-Diluted:
Income (loss) before extraordinary item and
cumulative effect of a change in accounting
principle applicable to common shares	$ .02	$ .53	$ (.03)	$ .27
Extraordinary item	$ -	$ (.08)	$ -	$ (.07)
Cumulative effect	$ .19	$ -	$ -	$ -
Net income (loss) applicable to common shares	$ .21	$ .45	$ (.03)	$ .20
Weighted average number of shares outstanding
(in thousands)	22,666	22,359	21,617	21,527

Pro forma amounts assuming the new
capitalization policy is applied retroactively:
Net income	$ 1,869,878	$11,350,304	$ 634,192	$ 5,535,461
Net income (loss) applicable to common shares	$ 498,773	$ 9,979,199	$ (736,916)	$ 4,164,353
Per share amount - Net income (loss)
applicable to common shares:
Basic	$ .02	$ .45	$ (.03)	$ .19
Diluted	$ .02	$ .45	$ (.03)	$ .19

19. SEGMENT REPORTING

The Company has four reportable segments: (1) Market-rate multifamily properties, (2) Affordable Housing multifamily properties, (3) Management and Service Operations and (4) Unallocated Corporate Overhead. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Market-rate multifamily properties are same store conventional multifamily residential properties (the operations are not subject to regulation by HUD) and properties acquired or disposed of within one year. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Market-rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company. Unallocated Corporate Overhead represents costs not specifically allocated to an individual segment. All of the Company's segments are located in the United States.

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

Information on the Company's segments for the years ended December 31, 2000, 1999 and 1998 is as follows:

	For the year ended December 31, 2000
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market-Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$136,249,765	$9,798,098	$24,678,256	$ -	$170,726,119
Elimination of intersegment revenues	(192,200)	-	(13,427,952)	-	(13,620,152)
Consolidated revenues	136,057,565	9,798,098	11,250,304	-	157,105,967

Equity in net (loss) income of joint
ventures	(132,916)	(29,636)	-	(849)	(163,401)

*EBITDA-including the proportionate
share of joint ventures	78,980,405	5,821,979	1,883,186	(7,950,919)	78,734,651

Total assets	771,856,274	12,328,681	30,714,080	4,660,196	819,559,231
Capital expenditures, gross	28,529,361	954,570	560,000	35,000	30,078,931

	For the year ended December 31, 1999
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market-Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$133,970,528	$ 9,820,439	$28,863,968	$ -	$172,654,935
Elimination of intersegment revenues	(191,215)	-	(13,908,749)	-	(14,099,964)
Consolidated revenues	133,779,313	9,820,439	14,955,219	-	158,554,971

Equity in net income of joint ventures	495,022	2,624	-	87,376	585,022

*EBITDA-including the proportionate
share of joint ventures	77,043,665	6,151,139	5,333,999	(9,673,287)	78,855,516

Total assets	795,334,864	15,444,981	66,809,763	5,220,092	882,809,700
Capital expenditures, gross	47,364,003	1,008,188	1,435,259	-	49,807,450

	For the year ended December 31, 1998
			Management	Unallocated
		Affordable	and Service	Corporate	Total
	Market-Rate	Housing	Operations	Overhead	Consolidated

Total segment revenues	$123,227,338	$ 9,843,452	$25,033,485	$ -	$158,104,275
Elimination of intersegment revenues	(193,690)	-	(15,111,586)	-	(15,305,276)
Consolidated revenues	123,033,648	9,843,452	9,921,899	-	142,798,999

Equity in net income of joint ventures	433,302	11,390	-	-	444,692

*EBITDA-including the proportionate
share of joint ventures	71,756,045	6,085,638	298,313	(5,228,918)	72,911,078

Total assets	787,686,190	12,265,293	34,053,034	6,780,838	840,785,355
Capital expenditures, gross	316,976,705	961,402	2,385,132	-	320,323,239

* Intersegment revenues and expenses have been eliminated in the computation of EBITDA for each of the segments.

A reconciliation of total segment EBITDA to total consolidated net income for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000	1999	1998

Total EBITDA for reportable segments*	$78,734,651	$78,855,516	$72,911,078
EBITDA-proportionate share of joint ventures	(2,725,797)	(2,960,899)	(2,555,349)
Depreciation and amortization	(35,479,056)	(35,145,839)	(24,898,978)
Interest expense	(43,639,740)	(38,263,518)	(29,050,346)
Interest income	1,280,845	1,618,103	1,164,189
Income taxes	(740,649)	(887,219)	(434,434)
Gain on disposition of properties and land, net	7,511,889	19,630,303	503,497
Extraordinary loss	-	(3,456,612)	(124,895)
Cumulative effect of a change in accounting principle	-	4,319,162	-
Consolidated net income	$4,942,143	$23,708,997	$17,514,762

*Net of equity (loss) income of joint ventures

20. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4.3 million or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $7.5 million or $.34 per share (basic and diluted) for the year ended December 31, 1999. The pro forma amounts (unaudited) shown on the income statement have been adjusted to reflect the retroactive application of the capitalization of such expenditures and related depreciation for the year ended December 31, 1998 which increased net income by $839,400 or $.04 per share (basic and diluted)

21. PRO FORMA CONDENSED FINANCIAL INFORMATION (UNAUDITED)

The following unaudited supplemental pro forma operating data for 1998 is presented to reflect, as of January 1, 1998, the effects of: (i) the 14 property acquisitions completed in 1998, (ii) the merger of MIGRA in 1998, (iii) the sale of a property in 1998, (iv) the sale of the eight operating properties in 1999, and (v) the change in the capitalization policy. The following unaudited supplemental pro forma operating data for 1999 is presented to reflect, as of January 1, 1999, the effects of: (i) the sale of the eight operating properties in 1999, (ii) the sale of six operating properties in 2000, and (iii) the buyout in 2000 of the 66.67% partners in Euclid House. The following unaudited supplemental pro forma operating data for 2000 is presented to reflect, as of January 1, 2000, the effects of: (i) the sale of six operating properties in 2000 and (ii) the buyout of the 66.67% partners in Euclid House.

	December 31,
(In thousands, except per share amounts)	2000	1999	1998

Revenues	$154,730	$150,130	$142,894
*Net (loss) income	(4,545)	90	10,808
*Net (loss) income applicable to common shares (Basic and Diluted)	(10,030)	(5,395)	5,324
Earnings per common share:
- Basic	$ (0.51)	$ (0.24)	$ 0.27
- Diluted	$ (0.51)	$ (0.24)	$ 0.27
Weighted average number of common shares outstanding:
- Basic	19,733	22,051	19,865
- Diluted	19,733	22,053	20,060

*Before extraordinary item and cumulative effect of a change in accounting principle.

The 1999 and 1998 pro forma financial information does not include the revenue and expenses for the period January 1 through the date the properties were acquired by the Company for Windsor at Kirkman Apartments, Windsor Pines and Steeplechase at Shiloh Crossing Apartments which are properties that were acquired in 1998. Additionally, the 1999 pro forma financial information does not include the Company's 49.0% interest in the two joint venture partnerships entered into during 2000. The revenue and expenses of the aforementioned properties were excluded from the pro forma financial information for 1998 as they were under construction during substantially all of the periods prior to their acquisition.

The unaudited pro forma condensed statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth, nor does it purport to represent the results of operations of future periods of the Company.

22. SUBSEQUENT EVENTS

Dividends Declared

On January 3, 2001, the Company declared a quarterly dividend of $0.25 per common share, which was paid on February 1, 2001 to shareholders of record on January 16, 2001.

On February 19, 2001, the Company declared a quarterly dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares which will be paid on March 15, 2001 to shareholders of record on March 1, 2001.

Advisory Acquisition

On January 17, 2001, the Company acquired on behalf of an advisory client, a market rate multifamily property containing 319 units located in Florida. The Company was retained to provide property and asset management services.

Management Contract Cancellation

On January 2, 2001 and January 25, 2001, the management contracts for two properties owned by advisory clients were canceled. The asset and property management fees for 2000 were approximately $473,800 and $126,300, respectively.

Guaranties

Subsequent to December 31, 2000, the Company guaranteed completion of certain improvements totaling $1.8 million in connection with the refinancing of Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $1.8 million letter of credit. Also, subsequent to December 31, 2000, the Company obtained a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach joint venture development.

ASSOCIATED ESTATES REALTY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
	Balance at Beginning	Charged to Costs	Charged to Other		Balance at End
DESCRIPTION	of Period	and Expenses	Accounts - Describe	Deductions-Describe	of Period

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$226,167	$1,366,184	$ -	$(1,395,031)(a)	$197,320

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	-	1,497,581	-	(1,271,414)(a)	$226,167

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts	-	-	-	-	-

(a) Uncollectible amounts written off.

S-2 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$16,132,157	$2,357,168	$22,187,707	$67,057	$2,357,168	$22,254,764	$24,611,932	$2,189,108	$22,422,824	5-30	September, 1995
Bay Club	3,335,634	129,295	3,621,553	154,780	129,295	3,776,333	3,905,628	1,538,206	2,367,422	10-30	December, 1990
Country Club Apartments	11,998,897	2,772,168	12,192,456	165,365	2,772,168	12,357,821	15,129,989	1,204,352	13,925,637	5-30	February, 1998
Edgewater Landing	-	417,639	4,518,082	383,488	417,639	4,901,570	5,319,209	967,741	4,351,468	5-30	April, 1994
Ellet	-	-	2,174,674	337,754	-	2,512,428	2,512,428	1,764,885	747,543	30	January, 1978
Euclid House	-	105,000	1,218,156	336,019	221,380	1,437,795	1,659,175	-	1,659,175	5-30	August, 1969
Gates Mills Club	-	65,441	3,110,746	406,554	66,845	3,515,896	3,582,741	2,828,855	753,886	5-30	December, 1980
Gates Mills III	6,300,907	277,898	7,387,584	1,228,023	277,898	8,615,607	8,893,505	6,846,496	2,047,009	6-40	December, 1978
Hawthorne Hills Apartments	2,628,797	370,282	2,719,463	31,244	370,282	2,750,707	3,120,989	378,590	2,742,399	5-30	May, 1997
Hillwood I	-	-	1,449,483	317,099	-	1,766,582	1,766,582	1,429,741	336,841	14-30	June, 1976
Jennings	-	205,100	1,665,155	94,041	205,100	1,759,196	1,964,296	1,084,800	879,496	10-30	November, 1981
KTC Properties	19,471,051	2,724,005	17,522,183	789,629	2,724,005	18,311,812	21,035,817	3,221,005	17,814,812	5-30	September, 1995
Mallard's Crossing	3,360,579	941,070	8,499,249	884,622	941,070	9,383,871	10,324,941	1,847,277	8,477,664	5-30	February, 1995
Portage Towers	-	388,353	5,609,249	2,666,925	524,150	8,140,377	8,664,527	5,959,831	2,704,696	6-40	May, 1973
Puritas Place	-	184,470	2,697,720	532,769	184,470	3,230,489	3,414,959	1,969,446	1,445,513	5-30	October, 1981
Riverview Towers	-	-	2,300,004	335,381	-	2,635,385	2,635,385	1,806,129	829,256	30	October, 1979
Shaker Park Gardens	2,790,306	276,787	3,012,464	662,006	276,787	3,674,470	3,951,257	3,300,967	650,290	15-17	May, 1964
The Woodlands of North Royalton	7,305,434	389,527	9,004,652	1,235,957	389,527	10,240,609	10,630,136	6,276,607	4,353,529	5-30	March, 1982
State Road	-	-	1,184,542	184,843	-	1,369,385	1,369,385	1,076,935	292,450	14-30	September, 1977
Statesman II	-	222,657	1,632,507	203,293	222,657	1,835,800	2,058,457	1,692,155	366,302	13	May, 1987
Sutliff II	-	-	3,276,512	483,461	-	3,759,973	3,759,973	3,029,951	730,022	5-30	December, 1979
Tallmadge Acres	-	235,559	4,643,644	886,875	269,869	5,496,209	5,766,078	4,215,163	1,550,915	6-40	June, 1981
The Oaks	1,724,328	170,000	2,241,624	58,907	170,000	2,300,531	2,470,531	1,188,409	1,282,122	7-30	June, 1985
The Triangle	16,451,680	-	20,578,668	1,949,071	-	22,527,739	22,527,739	9,258,330	13,269,409	5-30	March, 1989
Twinsburg	-	-	2,833,574	432,571	-	3,266,145	3,266,145	2,224,155	1,041,990	10-30	July, 1979
Vantage Villa	4,715,554	565,952	4,598,362	185,349	565,952	4,783,711	5,349,663	834,940	4,514,723	5-30	October, 1995
Village at Avon	9,800,000	1,941,510	21,917,717	-	1,941,510	21,917,717	23,859,227	702,332	23,156,895	5-30	June, 1998
Village Towers	-	-	2,442,343	426,967	-	2,869,310	2,869,310	1,923,959	945,351	30	October, 1979
West High	-	-	2,714,785	447,243	-	3,162,028	3,162,028	2,820,667	341,361	5-15	December, 1981
Westchester Townhouses	6,035,909	693,300	5,685,526	248,243	693,300	5,933,769	6,627,069	2,990,941	3,636,128	7-30	November, 1989
Western Reserve Village	5,400,550	691,059	6,931,426	38,392	691,059	6,969,818	7,660,877	697,111	6,963,766	10-30	August, 1996
Westlake Investment	-	35,685	323,834	756,331	35,685	1,080,165	1,115,850	991,940	123,910	15-30	October, 1985
Williamsburg at Greenwood Village	10,016,829	843,642	12,929,692	1,426,910	843,642	14,356,602	15,200,244	3,225,439	11,974,805	5-30	February, 1994
Winchester (2)	3,749,296	299,660	5,133,088	2,145,585	344,355	7,233,978	7,578,333	5,867,579	1,710,754	5-30	March, 1972
Winchester II	-	352,200	8,295,653	1,234,037	372,877	9,509,013	9,881,890	7,531,031	2,350,859	6-40	March, 1979

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
Arrowhead Station	4,031,550	477,838	4,216,425	426,441	477,838	4,642,866	5,120,704	923,046	4,197,658	5-30	March, 1995
Bedford Commons	5,797,649	928,921	5,963,753	248,789	928,921	6,212,542	7,141,463	1,315,818	5,825,645	5-30	December, 1994
Bolton Estates	4,634,148	707,601	5,124,052	284,536	707,601	5,408,588	6,116,189	1,199,790	4,916,399	5-30	July, 1994
Bradford at Easton	14,010,720	2,033,450	16,302,694	182,003	2,033,450	16,484,697	18,518,147	1,987,102	16,531,045	5-30	October, 1995
Residence at Christopher Wren	10,439,752	1,560,355	13,753,580	1,393,742	1,560,355	15,147,322	16,707,677	3,303,140	13,404,537	5-30	March, 1994
Colony Bay East	3,343,576	714,150	4,952,909	162,114	714,150	5,115,023	5,829,173	977,604	4,851,569	5-30	February, 1995
Heathermoor	9,494,097	1,796,346	9,087,316	1,002,310	1,796,346	10,089,626	11,885,972	2,064,978	9,820,994	5-30	August, 1994
Kensington Grove	3,542,125	533,117	4,600,057	122,820	533,117	4,722,877	5,255,994	855,486	4,400,508	5-30	July, 1995
Lake Forest	6,173,901	840,155	6,134,704	200,081	840,155	6,334,785	7,174,940	1,377,922	5,797,018	5-30	July, 1994
Muirwood Village at Bennell	4,041,478	789,836	4,656,965	278,955	789,836	4,935,920	5,725,756	1,165,592	4,560,164	5-30	March, 1994
Muirwood Village at London	-	205,097	3,728,615	170,976	205,097	3,899,591	4,104,688	741,697	3,362,991	5-30	March, 1994
Muirwood Village at Zanesville	6,514,689	368,530	4,820,330	2,989,231	368,530	7,809,561	8,178,091	1,631,586	6,546,505	5-30	March, 1994
Oak Bend Commons Apartments	4,240,027	732,803	5,028,646	47,482	732,803	5,076,128	5,808,931	610,587	5,198,344	5-30	May, 1997
Pendleton Lakes East	7,478,635	1,313,824	8,026,991	483,386	1,313,824	8,510,377	9,824,201	1,801,368	8,022,833	5-30	March, 1994
Perimeter Lakes	6,320,407	1,268,762	8,778,081	201,291	1,268,762	8,979,372	10,248,134	1,325,196	8,922,938	5-30	Sept, 1996
The Residence at Newark	3,499,437	323,159	2,807,885	1,402,153	323,159	4,210,038	4,533,197	918,966	3,614,231	5-30	March, 1994
Saw Mill Village	12,348,460	2,548,488	17,261,445	711,006	2,548,488	17,972,451	20,520,939	2,215,235	18,305,704	5-30	April, 1997
Sheffield at Sylvan	3,773,436	347,590	3,102,488	1,946,094	526,332	4,869,840	5,396,172	1,001,678	4,394,494	5-30	March, 1994
Sterling Park	3,250,258	645,538	3,919,325	144,434	645,538	4,063,759	4,709,297	863,685	3,845,612	5-30	August, 1994
Residence at Turnberry	8,937,450	868,868	11,567,161	1,226,623	868,868	12,793,784	13,662,652	2,858,028	10,804,624	5-30	March, 1994
Wyndemere	4,368,092	602,128	2,782,217	1,588,985	602,128	4,371,202	4,973,330	857,646	4,115,684	5-30	September, 1994

SOUTHERN OHIO
Remington Place	6,867,608	1,644,583	10,123,827	389,922	1,644,583	10,513,749	12,158,332	1,375,937	10,782,395	5-30	April, 1997

MICHIGAN
Arbor Landings	18,597,563	1,129,426	10,403,123	8,250,876	1,681,507	18,101,918	19,783,425	2,199,688	17,583,737	5-30	January, 1995
Aspen Lakes Apartments	2,816,387	339,596	5,507,707	181,395	339,596	5,689,102	6,028,698	866,211	5,162,487	5-30	September, 1996
Central Park Place	7,110,458	1,013,474	7,362,973	313,773	1,013,474	7,676,746	8,690,220	1,597,084	7,093,136	5-30	December, 1994
Country Place Apartments	4,386,954	767,864	4,180,887	145,137	767,864	4,326,024	5,093,888	832,081	4,261,807	5-30	June, 1995
Clinton Place Apartments	9,387,939	1,219,248	9,506,062	45,607	1,219,248	9,551,669	10,770,917	1,093,294	9,677,623	5-30	August, 1997
Georgetown Park Apartments	20,709,044	1,778,286	12,141,126	11,912,330	2,128,286	23,703,456	25,831,742	3,643,514	22,188,228	10-30	December, 1994
Oaks and Woods at Hampton	28,828,532	3,025,954	27,204,231	1,490,751	3,025,954	28,694,982	31,720,936	5,120,073	26,600,863	5-30	August, 1995
The Landings at the Preserve	7,219,265	814,961	7,189,546	122,709	814,961	7,312,255	8,127,216	1,303,133	6,824,083	5-30	September, 1995
Spring Brook Apartments	4,859,502	609,742	5,307,960	64,144	609,742	5,372,104	5,981,846	823,732	5,158,114	5-30	June, 1996
Spring Valley Apartments	11,853,439	1,432,830	13,461,588	200,020	1,432,830	13,661,608	15,094,438	1,458,025	13,636,413	5-30	October, 1997
Summer Ridge	9,782,048	1,250,919	11,193,520	193,800	1,250,919	11,387,320	12,638,239	1,839,358	10,798,881	5-30	April, 1996

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA
Cypress Shores	13,187,017	2,768,847	16,624,160	194,329	2,768,847	16,818,489	19,587,336	1,673,914	17,913,422	5-30	February, 1998
Windsor Pines	22,470,566	4,833,541	28,850,975	177,846	4,833,541	29,028,821	33,862,362	2,134,408	31,727,954	5-30	October, 1998
Kirkman	-	3,222,345	46,672,019	53,479	3,222,345	46,725,498	49,947,843	2,196,041	47,751,802	5-30	February, 1996

GEORGIA
The Falls	18,119,022	5,403,009	23,496,977	899,873	5,403,009	24,396,850	29,799,859	2,402,561	27,397,298	5-30	February, 1998
Morgan Place	9,239,415	3,292,205	9,159,361	167,119	3,292,205	9,326,480	12,618,685	787,632	11,831,053	5-30	July, 1998

MARYLAND
Reflections	10,379,182	1,807,172	12,501,062	242,963	1,807,172	12,744,025	14,551,197	1,148,100	13,403,097	5-30	February, 1998
Annen Woods	7,639,904	1,389,231	9,069,165	484,924	1,389,231	9,554,089	10,943,320	848,439	10,094,881	5-30	July, 1998
Hampton Pointe	18,275,720	3,394,350	21,711,872	1,444,619	3,394,350	23,156,491	26,550,841	2,026,821	24,524,020	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	13,412,055	1,551,232	16,458,495	207,269	1,551,232	16,665,764	18,216,996	1,420,731	16,796,265	5-30	July, 1998

TEXAS
Fleetwood	4,853,977	996,810	5,719,600	94,238	996,810	5,813,838	6,810,648	501,986	6,308,662	5-30	July, 1998

ARIZONA
20th and Campbell	10,569,316	3,192,091	10,206,931	170,153	3,192,091	10,377,084	13,569,175	905,384	12,663,791	5-30	July, 1998

INDIANA
The Gables at White River	8,919,713	1,064,131	11,680,107	145,658	1,064,131	11,825,765	12,889,896	1,572,673	11,317,223	5-30	February, 1997
Waterstone Apartments	16,907,144	1,508,469	22,861,129	84,995	1,508,469	22,946,124	24,454,593	2,565,154	21,889,439	5-30	August, 1997
Steeplechase	7,902,275	2,260,704	16,256,702	99,294	2,260,704	16,355,996	18,616,700	1,306,814	17,309,886	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	15,715,947	2,145,735	19,159,234	1,001,065	2,145,735	20,160,299	22,306,034	3,306,897	18,999,137	5-30	March, 1996

LAND HELD FOR DEVELOPMENT
NORTHERN OHIO
Village at Avon	-	203,501	-	-	203,501	-	203,501	-	203,501	-	June, 1998
Westlake Investment	-	523,314	-	-	523,314	-	523,314	-	523,314	-	October, 1985

CENTRAL OHIO
Wyndemere	-	200,140	-	-	200,140	-	200,140	-	200,140	-	March, 1997

FLORIDA
Boynton Beach	-	5,204,575	-	-	5,204,575	-	5,204,575	-	5,204,575	-	December, 2000

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

MICHIGAN
Aspen Lakes Apts.	-	402,100	-	-	402,100	-	402,100	-	402,100	-	September, 1996
The Landings at the Preserve	-	266,020	-	-	266,020	-	266,020	-	266,020	-	September, 1995
	$567,467,787	$97,918,388	$758,880,055	65,728,531	99,352,474	823,174,500	922,526,974	171,830,908	750,696,066

Management Service Companies				4,746,148	754,643	3,978,603	4,733,246	953,705	3,779,541	10-30	November, 1993
Land, Building & Improvements				$70,474,679	$100,107,117	$827,153,103	927,260,220	172,784,613	754,475,607
FURNITURE, FIXTURE & EQUIPMENT							33,917,040	20,645,823	13,271,217
Construction in progress							2,280,271	-	2,280,271
GRAND TOTALS							$963,457,531	$193,430,436	$770,027,095

(1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

S-6 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000

		Initial Cost			Historical Cost
									Total Cost,
									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES
INVESTMENTS IN WHICH
AERC HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
College Towers	$ -	$340,000	$3,351,247	$774,022	$340,000	$4,125,269	$4,465,269	$3,634,820	$ 830,449	7-30	January, 1969
Highland House	-	54,053	209,903	5,709	54,053	215,612	269,665	214,132	55,533	5-30	June, 1964
Lakeshore Village	4,026,818	482,217	3,861,676	191,252	482,217	4,052,928	4,535,145	2,437,459	2,097,686	3-30	October, 1982
	4,026,818	876,270	7,422,826	970,983	876,270	8,393,809	9,270,079	6,286,411	2,983,668

INVESTMENTS IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde - Phase I	17,200,000	3,700,858	19,780,574	6,929	3,700,858	19,787,503	23,488,361	412,095	23,076,266	5-30	May, 2000
Idlewylde - Phase II	-	4,603,221	-	-	4,603,221	-	4,603,221	-	4,603,221	-	October, 1998

PENNSYLVANIA
Berkley Manor	681,567	2,122,698	-	-	2,122,698	-	2,122,698	-	2,122,698	-	November, 1999
	17,881,567	10,426,777	19,780,574	6,929	10,426,777	19,787,503	30,214,280	412,095	29,802,185

INVESTMENTS IN WHICH
AERC HAS A 33% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Americana	11,722,125	504,207	7,127,922	1,994,158	504,207	9,122,080	9,626,287	7,867,636	1,758,651	5-30	June, 1968
Gates Mills Towers	18,500,000	-	10,358,694	10,332,423	1,351,214	19,339,903	20,691,117	13,744,115	6,947,002	10-30	December, 1969
Watergate	13,416,549	499,849	13,538,629	3,739,029	499,849	17,277,658	17,777,507	14,835,902	2,941,605	5-30	July, 1971
	43,638,674	1,004,056	31,025,245	16,065,610	2,355,270	45,739,641	48,094,911	36,447,653	11,647,258

Land, Building and Improvements	$65,547,059	$12,307,103	$58,228,645	$17,043,522	$13,658,317	$73,920,953	87,579,270	43,146,159	44,433,111
Furniture, Fixtures and Equipment							4,117,240	3,448,638	668,602
Construction in Progress							4,472,869	-	4,472,869
							$96,169,379	$46,594,797	$49,574,582

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2000

The Aggregate Cost for Federal Income Tax purposes was approximately $908.5 million and $893.0 million at December 31, 2000 and 1999, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

	2000	1999

Balance, beginning of period	$967,091,982	$ 955,671,325
Disposal of fixed assets	(25,996,181)	(38,386,793)
Contribution of land to partnership interests	(7,717,201)	-
New acquisition properties	5,204,574	2,485,413
Purchase of remaining two-thirds interest in Euclid House	1,722,726	-
Improvements	23,151,631	47,322,037
Balance, end of period	$963,457,531	$ 967,091,982

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

	2000	1999

Balance, beginning of period	$171,544,713	$ 153,941,702
Disposal of fixed assets	(10,757,417)	(18,183,943)
Depreciation for period	32,643,140	35,786,954
Balance, end of period	$193,430,436	$ 171,544,713