Form 10-Q
period 2001-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2001-05-15
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
Yes [ x ] No [ ]

Number of shares outstanding as of May 10, 2001: 19,428,363 shares

ASSOCIATED ESTATES REALTY CORPORATION

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2001	2000
	(in thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 90,799	$ 92,083
Buildings and improvements	797,405	794,908
Furniture and fixtures	32,689	32,248
	920,893	919,239
Less: accumulated depreciation	(192,360)	(184,600)
	728,533	734,639
Construction in progress	7,347	7,543
Real estate, net	735,880	742,182
Properties held for sale, net of accumulated depreciation	27,895	27,845
Cash and cash equivalents	3,732	566
Restricted cash	15,036	14,784
Accounts and notes receivable
Rents	739	864
Affiliates and joint ventures	14,227	12,456
Other	5,186	3,886
Intangible and other assets, net	16,562	16,976
	$819,257	$819,559
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$572,128	$567,468
Unsecured debt	709	709
Total indebtedness	572,837	568,177
Accounts payable and accrued expenses	23,280	24,198
Dividends payable	4,858	-
Resident security deposits	5,272	5,412
Funds held on behalf of managed properties
Affiliates and joint ventures	10,722	8,123
Other	1,175	1,380
Accrued interest	2,927	2,942
Accumulated losses and distributions of joint ventures in excess of
investment and advances	1,713	1,351
Total liabilities	622,784	611,583

Operating partnership minority interest	11,520	11,520

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,995,764 issued and 19,430,716
and 19,349,584 outstanding at March 31, 2001
and December 31, 2000, respectively	2,300	2,300
Paid-in capital	278,677	279,618
Accumulated distributions in excess of accumulated net income	(119,656)	(108,002)
Accumulated other comprehensive income	(2)	(2)
Less: Treasury shares, at cost, 3,565,047 and 3,646,180 shares
at March 31, 2001 and December 31, 2000, respectively	(32,616)	(33,708)
Total shareholders' equity	184,953	196,456
	$819,257	$819,559

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended
	March 31,
	2001	2000
	(In thousands, except per share amounts)
Revenues
Rental	$ 35,874	$ 35,361
Property management fees	1,327	1,221
Asset management fees	747	583
Painting services	308	278
Other	1,382	846
Total revenues	39,638	38,289
Expenses
Property operating and maintenance	16,891	15,672
Depreciation and amortization	8,470	8,400
Painting services	249	385
General and administrative	3,276	4,077
Interest expense	10,955	11,251
Total expenses	39,841	39,785
(Loss) income before equity in net loss of joint ventures and minority interest	(203)	(1,496)
Equity in net loss of joint ventures	(259)	(32)
Minority interest in operating partnership	(126)	(89)
Net (loss) income	$ (588)	$ (1,617)

Net (loss) income applicable to common shares	$ (1,959)	$ (2,988)

Earnings per common share - basic:
Net (loss) income applicable to common shares	$ (.10)	$ (.15)

Earnings per common share - diluted:
Net (loss) income applicable to common shares	$ (.10)	$ (.15)

Dividends declared per common share	$ .50	$ .75

Weighted average number of common shares outstanding - basic	19,378	20,279
- diluted	19,378	20,279

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31,

(UNAUDITED)

	2001	2000
	(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (588)	$ (1,617)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	8,800	8,686
Minority interest in operating partnership	126	89
Equity in net loss of joint ventures	259	32
Earnings distributed from joint ventures	94	398
Net change in assets and liabilities:
- Accounts and notes receivable	(375)	3,009
- Accounts and notes receivable of affiliates and joint ventures	(817)	(320)
- Accounts payable and accrued expenses	(1,701)	(1,636)
- Other operating assets and liabilities	(360)	647
- Restricted cash	(252)	498
- Funds held for non-owned managed properties	(205)	(1,269)
- Funds held for non-owned managed properties of affiliates
and joint ventures	2,599	(188)
Total adjustments	8,168	9,946
Net cash flow provided by operations	7,580	8,329

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(1,928)	(4,745)
Contributions to joint ventures	(945)	(594)
Net cash flow used for investing activities	(2,873)	(5,339)
Cash flow from financing activities:
Principal payments on secured debt	(1,540)	(1,265)
Proceeds from secured debt	4,200	-
Line of credit borrowings	8,500	-
Line of credit repayments	(6,500)	-
Common share dividends paid and operating partnership distributions	(4,837)	(7,874)
Preferred share dividends paid	(1,371)	(1,371)
Exercise of stock options	7	-
Purchase of treasury shares	-	(13,752)
Net cash flow used for financing activities	(1,541)	(24,262)
Increase (decrease) in cash and cash equivalents	3,166	(21,272)
Cash and cash equivalents, beginning of period	566	36,385
Cash and cash equivalents, end of period	$ 3,732	$15,113

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 4,858	$ 7,354
Cash paid for interest (excluding capitalized interest)	$10,759	$10,843

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, supervisory fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from client generated acquisition, disposition and incentive fees, loan origination, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to as "Service Companies".

The Company's portfolio currently consists of a total of 134 properties of which 82 (69 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned, one Affordable Housing property 50.0% owned and one Market Rate property 49.0% owned) and 44 non-owned properties (of which one is a commercial property) managed by the Company or one of its subsidiaries or Service Companies which provide property and asset management, investment advisory, painting and computer services to both owned and non-owned properties. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement became effective January 1, 2001. The Company has adopted these provisions and the impact on the Company's financial position, results of operations and cash flows is not material to the Company as no derivative instruments were outstanding at March 31, 2001. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $7.3 million and $7.5 million at March 31, 2001 and December 31, 2000, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $244,000 and $304,000 during the three month periods ended March 31, 2001 and 2000, respectively. For the three month period ended March 31, 2001, the construction and leasing of 16 units at one property were completed at a cost of $1.7 million.

3. PROPERTIES HELD FOR SALE

Three Market Rate properties located in Ohio were sold on December 31, 1999. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The sale provided for the Company's continued management of the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These three properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000. Additionally, at March 31, 2001, the Company has contracts to sell four Market Rate properties which are presented in the Consolidated Balance Sheets as "Properties held for sale" at March 31, 2001 and December 31, 2001. These seven properties had an aggregate net income of $460,000 for the three months ended March 31, 2001.

4. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 2000:

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common		In Excess of	Other	Treasury
		Preferred	Shares	Paid- In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)

Balance, Dec. 31, 2000	$196,456	$56,250	$ 2,300	$279,618	$(108,002)	$(2)	$(33,708)
Net loss	(588)				(588)
Issuance of 80,133 restricted common
shares from treasury shares	696			(378)			1,074
Deferred compensation	(552)			(552)
Exercise options on 1,000 shares
from treasury shares	7			(11)			18
Common share dividends declared	(9,695)				(9,695)
Preferred share dividends declared	(1,371)				(1,371)
Balance, March 31, 2001	$184,953	$ 56,250	$ 2,300	$278,677	$(119,656)	$(2)	$(32,616)

5. DEBT

Conventional

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest only payments at the rate of 7.76% through October 15, 2002 at which time principal and interest payments are required through the maturity date of October 15, 2005.

Line of Credit

At March 31, 2001, $2.0 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. The remaining $7.4 million may be available upon completion of certain requirements. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% which was 6.57% at March 31, 2001. There were no borrowings outstanding under this line of credit at December 31, 2000 nor the Company's $12.0 million line of credit.

6. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

Management and Other Services

The Company or one of its subsidiaries or service companies provides management and other services to (and is reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which the Company's Chief Executive Officer and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates". The Company or one of its subsidiaries or service companies also provides similar services to joint venture properties.

Summarized affiliate and joint venture transaction activity is as follows:

	Three months ended
	March 31,
	2001	2000
	(In thousands)
Property management fee and other
miscellaneous service revenues - affiliates	$ 832	$ 515
- joint ventures	238	228
Painting service revenues - affiliates	117	39
- joint ventures	177	62
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	1,154	1,211
- joint ventures	789	727
Interest income - affiliates	66	64
Interest expense - affiliates	(54)	(47)
- joint ventures	(7)	(6)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5.7 million and $4.9 million at March 31, 2001 and December 31, 2000, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $2.8 million and $2.9 million at March 31, 2001 and December 31, 2000, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $63,000 and $5.2 million at March 31, 2001, respectively, and $573,000 and $3.6 million at December 31, 2000, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $6.0 million and $1.9 million at March 31, 2001, respectively, and $4.3 million and $950,000 at December 31, 2000, respectively.

As of March 31, 2001, the Company was negotiating an agreement to exchange its interest in five of its joint venture properties. Under the proposal, the Company would become the 100% fee owner of three of the properties and relinquish its ownership in two of the properties (which includes the one property where the Company is a 66.67% owner).

Notes Receivable

At March 31, 2001 and December 31, 2000, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the three months ended March 31, 2001 and 2000, the interest rate charged on these notes were approximately 7.6% and 7.3%, respectively, with principal due May 1, 2002. The Company recognized interest income of $66,000 and $61,000 for the three month periods ending March 31, 2001 and 2000, respectively, relating to these notes.

7. SHARES

On February 28, 2001, the Company issued 80,133 of restricted shares to executives of the Company under the annual incentive plan. These shares were issued from the Company's 2001 Equity Incentive Plan which is comprised solely of Treasury Shares. The Company's policy on the reissuance of Treasury Shares is to account for the issuance on the First-In First-Out method. This issuance reduced Treasury Shares to 3,565,047 with a cost of $32.6 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the loss and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares, as applicable.

	For the three months
	ended March 31,
	(In thousands, except per share amounts)
	2001	2000
Earnings Per Common Share - Basic:

Net (loss) income	$ (588)	$(1,617)
Less: Preferred share dividends	1,371	1,371
Net (loss) income applicable to common shares	$ (1,959)	$(2,988)

Earnings Per Share - Diluted:
Net (loss) income	$ (588)	$(1,617)
Less: Preferred share dividends	1,371	1,371
Net (loss) income applicable to common shares	$ (1,959)	$(2,988)

Number of Shares:
Basic-average shares outstanding	19,378	20,279
Diluted-average shares outstanding	19,378	20,279

Earnings Per Common Share - Basic:
Net (loss) income	$ (.10)	$ (.15)

Earnings Per Common Share - Diluted:
Net (loss) income	$ (.10)	$ (.15)

Options to purchase 3.1 million and 1.7 million common shares were outstanding at March 31, 2001 and 2000, respectively, which has been reflected above using the treasury stock method. Approximately 30,000 and 27,000 common share options were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss incurred for the three months ended March 31, 2001 and 2000, respectively.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods because the Company plans to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market Rate ("Market Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments because the discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached 93% stabilization, and properties that have been sold. The Market Rate multifamily properties are same store conventional multifamily residential apartments (the operations are not subject to regulation by HUD). The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties that are not owned, but are managed by the Company. All of the Company's segments are located in the United States. Effective January 1, 2001, management revised its segments by showing Acquisition/Disposition as a separate segment. Previously Acquisition/Disposition was included within the Market Rate segment. Also, the Unallocated Corporate Overhead segment has been eliminated and the costs previously allocated to this segment have been reallocated to the other four segments. Management has adjusted the segments because they believe that these four segments reflect a better representation of the operations of the Company. For comparability purposes, the presentation for the three months ended March 31, 2000 has been restated to reflect these revisions to the Company's reportable segments.

The accounting policies of the segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company previously evaluated the performance of its segments based on EBITDA; however, effective January 1, 2001, management changed its evaluation performance measure to Net Operating Income ("NOI"), as they believe that NOI represents a more accurate measure of the segment's activity. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expenses in the Consolidated Statements of Income, from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three months ended March 31, 2001 and 2000 is as follows:

	For the three months ended March 31, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$1,805	$32,502	$2,423	$ 6,335	$43,065
Elimination of intersegment revenues	-	(81)	-	(3,346)	(3,427)
Consolidated revenues	1,805	32,421	2,423	2,989	39,638

Equity in net loss of joint ventures	(47)	(205)	(7)	-	(259)

*NOI	625	17,889	1,244	1,388	21,146

Total assets	80,710	690,054	11,954	35,739	818,457
Capital expenditures, gross	577	1,308	97	93	2,075

	For the three months ended March 31, 2000
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$2,233	$31,075	$2,442	$5,971	$41,721
Elimination of intersegment revenues	-	(48)	-	(3,384)	(3,432)
Consolidated revenues	2,233	31,027	2,442	2,587	38,289

Equity in net (loss) income of joint ventures	-	(40)	8	-	(32)

*NOI	999	17,597	1,435	987	21,018

Total assets	87,202	706,016	12,383	48,303	853,904
Capital expenditures, gross	3,091	1,302	126	236	4,755

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three months ended March 31, 2001 and 2000 is as follows:

	For the three months ended March 31,
	2001	2000
	(In thousands)
Total NOI for reportable segments	$21,146	$21,018
Depreciation and amortization	(8,470)	(8,400)
Painting services expense	(249)	(385)
General and administrative expense	(1,675)	(2,478)
Interest expense	(10,955)	(11,251)
Equity in net loss of joint ventures	(259)	(32)
Minority interest in operating partnership	(126)	(89)
Consolidated net (loss) income	$ (588)	$ (1,617)

10. CONTINGENCIES

The Company recently settled a lawsuit pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company) and others involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. In respect to the above settlement, the Company recorded a liability and a charge to its results of operations to reflect the cash settlement. In addition, the Company is entitled to indemnification from the former MIGRA stockholders arising out of the Merger Agreement between the Company and MIGRA dated April 16, 1998 which had the effect of offsetting a portion of the aforementioned costs recorded by the Company. The Company believes that the amounts not recovered under the aforementioned indemnification, are covered under MIG's liability insurance policy. Accordingly, the net amounts charged to the Company's general and administrative expense in respect of the settlement were not material.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

11. GUARANTIES

The Company has guaranteed completion of certain improvements totaling $1.8 million in connection with the refinancing of Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $1.8 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development.

12. SUBSEQUENT EVENTS

Dividends Declared and Paid

On March 26, 2001, the Company declared a dividend of $0.25 per common share which was paid on May 1, 2001 to shareholders of record on April 6, 2001.

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

Federal Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to federal income tax on net income. However, the Company's Service Companies may be subject to federal income tax.

On December 17, 1999, as part of a larger bill, the President signed into law the REIT Modernization Act ("RMA"). Effective beginning January 1, 2001, the RMA has amended the tax rules relating to the composition of a REIT's assets. Under prior law, a REIT was precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will generally remain subject to this current restriction and will also be precluded from owning more than 10.0% of the value of all securities of any one issuer.

As an exception to this prohibition, a REIT will be allowed to own up to 100% of the securities of a taxable REIT subsidiary ("TRS") that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of interest and other expenses from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10.0% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that a subsidiary does not engage in a "substantial new line of business" or acquire any "substantial asset", and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a third party subsidiary will be able to convert tax free into a TRS. The Company has elected TRS status for all of its preferred stock subsidiaries for 2001.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. In November 2001, an $11.0 million first mortgage non-recourse loan matures. The Company is currently in discussions to refinance this maturing loan and anticipates that the refinancing will occur. Additionally, during 2001 and 2002, approximately $4.2 million and $6.0 million, respectively, of principal payments are required. Also, two of the properties in which the Company is a 33.33% joint venture partner, have first mortgage loans maturing. One of the loans, of which the Company's 33.33% share is approximately $4.4 million, matured on April 1, 2001. The Company and its joint venture partners are in negotiations with the present lender to extend the maturity of this loan to May 30, 2001 when the Company and its joint venture partners plan to pay off this loan with the proceeds of a new loan. The second loan, of which the Company's 33.33% share is approximately $3.9 million, matures in November 2001.

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest only payments at the rate of 7.76% through October 15, 2002 at which time principal and interest payments are required through the maturity date of October 15, 2005.

At March 31, 2001, the Company had $2.0 million outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. The remaining $7.4 million may be available upon completion of certain requirements. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5%. There were no borrowings outstanding under this line of credit at December 31, 2000.

The Company has guaranteed completion of certain improvements totaling $1.8 million in connection with the refinancing of Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $1.8 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development.

Acquisitions, Dispositions and Development

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, secured debt financings, or the issuance of shares or units exchangeable into common shares.

Advisory Acquisitions: In January 2001 and March 2001, MIG acquired two multifamily properties in Florida containing 319 units and 364 units, respectively. Both acquisitions were made on behalf of MIG advisory clients. MIG was retained to provide asset property management services for both properties and a Company subsidiary was hired to provide property management services.

Potential Dispositions: The Company is marketing 18 properties. These 18 properties are comprised of three of the Company's joint venture properties, one of its Affordable Housing properties and 14 Market Rate properties (ten located in Ohio and four located in Michigan). As of March 31, 2001, the Company had entered into contracts to sell four of these properties.

In the short run, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that sale proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Development: For the three month period ended March 31, 2001, the Company completed the construction and leasing of 16 units at one of the Company's development properties.

The Company is in the process of constructing or planning the construction of an additional 1,016 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Boynton Beach-Land	Boynton Beach, FL	229	TBD(1)
Berkley Manor (49.0% owned Joint Venture)	Cranberry Twp., PA	252	2001
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, GA	535	2003
		1,016

(1) To Be Determined

Management Contract Cancellation

During 2001, the Company's management contracts associated with the following properties were terminated:

Effective			Approximate	Approximate Annualized
Date of	Management	Management	Management Fees	Loss of Management
Termination	Company	Contract Canceled	Earned During 2001	Fees During 2001
			(In thousands)

Affordable Housing Properties:
3/08/01	AERC	Jaelot	$16	$ 80
3/21/01	AERC	Spring Hill Villa	11	33
3/21/01	AERC	Warrensville Manor	11	33

Advisory Properties:
1/02/01	MIG	Park Place	-	474
1/25/01	MIG	Kensington Square	3	123

Additionally, the Company anticipates that the following management contracts on certain managed joint venture properties may be canceled during 2001 because of proposed sales:

Approximate Management
Fees Earned During
Effective Date	Management		the three months
of Termination	Company	Management Contract Canceled	ended March 31, 2001
(In thousands)

Market Rate Properties:
Undetermined	AERC	Americana (33.33% Joint Venture)	$31*
Undetermined	AERC	Gates Mills Towers (33.33% Joint Venture)	47*
Undetermined	AERC	Watergate (33.33% Joint Venture)	63*
Undetermined	AERC	College Towers (50.00% Joint Venture)	23*

*Net fees

Dividends: On March 26, 2001, the Company declared a dividend of $0.25 per common share which was paid on May 1, 2001 to shareholders of record on April 16, 2001. On February 19, 2001, the Company declared a quarterly dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on March 15, 2001 to shareholders of record on March 1, 2001.

Cash Flow Sources and Applications: Net cash provided by operating activities decreased $749,000 from $8.3 million to $7.6 million for the three months ended March 31, 2001 when compared with the three months ended March 31, 2000. This decrease was primarily due to an increase in accounts and notes receivable, a decrease in accounts payable and accrued expenses net of an improvement in net loss and an increase in funds held for non-owned managed properties.

Net cash flows used for investing activities of $2.8 million for the three months ended March 31, 2001 were primarily used for the development of multifamily real estate and other capital expenditures and advances made to joint venture properties for capital expenditures. It is anticipated that for 2001 capital improvements will be approximately $8.0 million plus an additional $8.0 million in investment capital resulting from the proposed exchange of its interest in five joint venture properties.

Net cash flows used for financing activities of $1.5 million for the three months ended March 31, 2001 were primarily used to pay dividends on the Company's common and preferred shares and to make required principal payments on secured debt. Additionally, the Company received proceeds of $4.2 million representing the balance of a $14.0 million loan on which $9.8 million was funded in 2000 and had net borrowings under a line of credit of $2.0 million at March 31, 2001.

RESULTS OF OPERATIONS

Comparison of the quarter ended March 31, 2001 to the quarter ended March 31, 2000

In the following discussion of the comparison of the quarter ended March 31, 2001 to the quarter ended March 31, 2000, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 66 wholly owned properties and one property which is 66.67% owned. Acquired/Disposed properties represents two recently constructed properties that have not yet reached 93% stabilization, one property in which the Company was a 33.33% owner and purchased the remaining 66.67% ownership in December 2000 and properties which have been sold. Affordable Housing represents 13 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses and service companies expense for the Management and Service Operations segment from total revenues. For the three months ended March 31, 2001, NOI was $21.1 million, an increase of $130,000 when compared to the NOI of $21.0 million for the three months ended March 31, 2000. The NOI for the four segments of the Company for the three months ended March 31, 2001 and 2000 were: Acquisition/Disposition $625,000 and $999,000, Market Rate $17.9 million and $17.6 million, Affordable Housing $1.2 million and $1.4 million and Management and Service Operations $1.4 million and $1.0 million . The components of NOI together with an explanation of the variances are described as follows:

Overall, total revenue increased $1.3 million or 3.5% and total expenses increased $56,000 or less than 1.0% for the quarter. Net loss applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $1.0 million or 34.4%.

During the quarter ended March 31, 2001, the Market Rate properties generated total revenues of $32.4 million while incurring property operating and maintenance expenses of $14.5 million. The Acquired/Disposed properties contributed total revenues of $1.8 million, while incurring property operating and maintenance expenses of $1.2 million. The Affordable Housing properties generated total revenues of $2.4 million while incurring property operating and maintenance expenses of $1.2 million. The Management and Service Companies generated total revenue of $3.0 million.

Rental Revenues: Rental revenues increased $513,000 or 1.5% for the quarter. Rental revenues from the Acquired/Disposed properties decreased $444,000 for the quarter primarily as a result of the $1.1 million of rental revenues contributed in 2000 by the six properties that were sold during 2000. An increase in both economic occupancy and average monthly unit rents at the Market Rate properties resulted in an increase of $972,000 or 3.2% in rental revenue from these properties.

Other Revenues: Other income increased $536,000 or 63.4% for the quarter. The increase was due primarily to a $363,000 supervisory fee earned at the time of the sale of a non-owned managed Affordable Housing property. In addition, revenues earned in connection with the residential utility billings ("RUBS") program increased $370,000. The RUBS program will continue to provide quarter over quarter increases until it levels off in the fourth quarter.

The Company recognized property and asset management fees of $2.1 million and $1.8 million for the quarters ended March 31, 2001 and 2000, respectively. The increase in property and asset management fee revenues was primarily due to the addition of client management contracts (five added during 2000 and two during 2001).

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $1.2 million or 7.8% for the quarter. Property operating and maintenance expenses at the Acquired/Disposed properties decreased $54,000 for the quarter due primarily to the operating and maintenance expenses incurred at the properties sold in 2000 which totaled $554,000, net of an increase in expenses incurred at a recently acquired property and the properties which came out of development of $498,000 for the three months ended March 31, 2001. Property operating and maintenance expenses at the Market Rate properties increased $1.1 million or 8.2% when compared to the three months ended March 31, 2000, primarily due to increases in personnel and utility expenses. Property operating and maintenance expenses at the Affordable Housing properties increased $172,000 or 17.1% for the quarter primarily due to increased utility expense. It is anticipated that utility costs will level off during the balance of the year.

Other Expenses: General and administrative expenses decreased $801,000 or 19.6% for the quarter. This decrease was primarily attributable to a decrease in payroll and related expenses and a decrease in consulting and professional fees incurred by the Company. During 2000, the Company identified and eliminated approximately $3.0 million on an annualized basis in general and administrative expenses. The decrease in comparing the First Quarter 2001 to the First Quarter 2000 reflects this effort. The general and administrative expenses for the second, third and fourth quarters of 2001 are anticipated to be lower than the comparable quarters of 2000; however, the difference between the comparable quarters should decrease as the effects of cost reductions made during 2000 took effect.

Interest expense decreased $340,000 or 3.1% for the quarter primarily due to $180,000 of interest incurred on a senior unsecured note which was repaid in April 2000 and $70,000 related to the amortization of the termination fee received relating to the Company's termination of a $65.0 million interest rate swap which occurred in December 2000. The Company had entered into the interest rate swap in March 2000.

Net (loss) Income Applicable to Common Shares: Net (loss) income applicable to common shares is equal to net (loss) income less dividends on the preferred shares of $1.4 million for both 2001 and 2000.

Equity in Net Loss of Joint Ventures

The combined equity in net loss of joint ventures increased $226,000 or 684.8% for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The increased loss was due primarily to an increase in the costs of operations, principally utilities.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three months ended March 31, 2001 and 2000.

	For the three
	months ended
	March 31,
	2001	2000
	(In thousands)

Beneficial interests in joint venture operations
Rental revenue	$1,951	$1,672
Cost of operations	1,457	1,141
	494	531
Interest income	35	3
Interest expense	(544)	(425)
Depreciation	(232)	(129)
Amortization	(12)	(12)
Net loss	$ (259)	$ (32)

Strategy

Overall Portfolio Strategy

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, operation and ownership activities of multifamily properties.

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

In the short term, the sale of properties, if any, will result in a reduction in net income and portfolio size for the Company; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or the repurchase of its common shares. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected risk adjusted marginal returns

Implementation of the Company's strategy includes 1) enhancement of the owned portfolio through strategic allocation of capital improvements in existing assets, 2) investment in portfolio enhancing multifamily communities through acquisition and development, including strategic alliances with others, and 3) expansion of the advisory business through both separate account and co-investment with institutional investors.

Market Rate

The consistent goal for the owned portfolio of multifamily assets is income and value enhancement through optimal property level performance and acquisition of new properties primarily through yield enhancing co-investments. Internal growth is achieved through realization of all marginal revenue opportunities, contained operational expenses and efficient management. Management believes new acquisitions (generally suburban, grade A-B properties) and development opportunities available to the Company will enhance the income potential to the Company. The general investment goals include institutional quality properties in rent growth locations of major metropolitan markets.

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

Affordable Housing

The Company's portfolio currently includes 13 owned properties (comprised of 1,335 units) which are subject to regulation by HUD and which have been in the portfolio since prior to the IPO.

Although rent growth in these properties is limited due to regulatory restrictions, these properties have provided a stabilizing influence to the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 22 properties (4,035 units), on behalf of others, making the affordable housing area potentially lucrative across segments.

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

Advisory Business: MIG's, an affiliate of the Company, advisory business comprises a major component of the Company's overall growth strategy. A focus of this business will be the acquisition of properties for separate account clients with discretionary and non-discretionary funds. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of pension fund clients. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets, while requiring less in capital resources from the Company than direct investment.

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

Strategic Initiatives

The Company 's strategic initiatives for 2001 include:

1. Increase risk-adjusted performance of the portfolio. Performance improvement will be sought through active portfolio management including dispositions of non-strategic assets. Heavy emphasis will be placed on rebalancing the portfolio.

Dispositions: The Company is marketing 18 properties of which contracts are pending on five of them. These 18 properties are comprised of three of its Market Rate joint venture properties, one of its Affordable Housing and 14 Market Rate properties. In the short run, the sale of properties will likely result in a reduction in net income and portfolio size for the Company, but proceeds will be redeployed to increase the long term yield of the assets; however, it is expected that the proceeds will either be redeployed into new growth opportunities or the Company will continue to alter its capital structure, either through retirement of debt or repurchase of its common stock. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Co-investment: The Company will continue to increase emphasis on MIG's advisory business, which includes co-investment opportunities with pension fund clients. These co-investments will include both purchase and development opportunities with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate cash flow. The development program allows the Company and its institutional partners to seek higher yields anticipated from development. The expected equity investment is approximately 25-50% from the Company and approximately 50-75% from institutional investors. In addition to the co-investment plans with pension fund clients, the Company is in various stages of planning co-investments with other groups including private organizations and high net worth investors.

Management believes this co-investment program may allow the Company to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it allows the Company to apply its expertise in multifamily investment across both owned and advised assets.

Capital Expenditures: In 1999, the Company undertook and initiated a plan to improve the properties in order to increase value and move price points. During 1999, approximately $13.0 million in capital improvements were performed. During 2000, approximately $12.4 million was spent on capital improvements of which approximately $4.0 million was investment capital. During 2001, capital improvements consist of $8.0 million plus an additional $8.0 million in investment capital resulting from the proposed exchange of its interest in five joint venture properties.

2. Technology: The Company is currently in the process of moving its reporting systems and application processes to a web based system which will result in a more seamless integration of all business processes and wider, quicker dissemination of corporate and property information. It is further anticipated that the corporate Intranet, which currently is primarily used by employees, will be further developed to provide controlled public access to current and prospective residents, clients and vendors and thereby provide more efficient ways to execute transactions and share information.

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

Pending Litigation

The Company recently settled a lawsuit pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company and others ) involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. The Company believes that the settlement will not have a material adverse effect on its financial position or the results of operations. (See Note 10 of the Notes to the Financial Statements presented in Part 1, Item 1 of this report for additional discussion).

Any damages in excess of $200,000 and $500,000 are expected to be covered by professional liability insurance or third party indemnities, respectively, and accordingly, any adverse outcome is not expected to have a material adverse effect on the financial condition of the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

Expected Property Sales

Three Market Rate properties located in Ohio were sold on December 31, 1999. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. Under the structure of the transaction, the buyer may put the properties back to the Company, after March 1, 2001 but before June 2, 2001, at a price equal to their fair market value less outstanding indebtedness then owing on the purchase money financing. The sale provided for the Company's continued management of the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These three properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation. C:\2001q\marq01.wpd

							For the three months ending				For the three months ending
							March 31, 2001				March 31, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

MARKET RATE
Acquired Properties
Ohio
Euclid House (formerly a JV property)	12/01/00	Euclid	Mid Rise	126	1969	654	94.0%	89.7%	$466	$0.71	87.8%	88.1%	$447	$0.68

CORE PORTFOLIO PROPERTIES
Market rate
Phoenix, Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	90.3%	93.6%	$ 833	$0.85	88.9%	95.1%	$826	$0.84

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	93.6%	98.0%	$ 774	$0.58	95.3%	96.1%	$754	$0.56
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	93.7	94.6	826	0.71	97.2	98.2	795	0.69
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	94.3	98.5	493	0.72	87.2	87.8	480	0.70
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	93.3	96.6	725	0.72	96.3	98.5	711	0.70
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	96.0	97.4	560	0.62	92.1	96.8	546	0.60
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	93.9	95.4	604	0.73	94.5	96.1	568	0.69
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	89.3	90.8	822	0.74	90.2	94.7	784	0.71
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	88.0	89.1	587	0.74	93.3	93.2	572	0.73
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	90.5	93.9	538	0.70	100.0	97.6	455	0.59
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	92.1	91.1	533	0.69	98.5	95.5	519	0.68
Muirwood Village at Zanesville	03/07/94	Zanesville	Ranch	196	1991-95	769	94.3	96.4	535	0.70	95.1	96.9	546	0.71
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhm	102	1997	1,110	98.0	100.0	718	0.65	96.0	97.1	710	0.64
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	94.5	99.6	567	0.63	92.2	98.4	550	0.61
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	94.7	96.8	732	0.73	95.3	95.2	713	0.71
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	89.6	95.5	768	0.72	87.7	99.2	743	0.70
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	95.4	95.4	786	0.66	94.2	95.4	758	0.64
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	81.6	89.1	785	0.68	93.4	90.9	756	0.65
Sheffield at Sylvan	03/03/94	Circleville	Ranch	136	1989	791	97.9	100.0	535	0.68	96.8	94.1	527	0.67
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	84.1	92.2	571	0.75	89.6	91.4	572	0.75
The Residence at Newark	03/03/94	Newark	Ranch	112	1993-94	868	98.0	98.2	592	0.68	93.9	98.2	577	0.66
Wyndemere	09/21/94	Franklin	Ranch	128	1991-95	768	98.9	99.2	571	0.74	93.9	91.4	556	0.72
				3,781		942	92.1%	95.4%	$653	$0.69	94.0%	95.4%	$630	$0.67

Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	92.8%	94.0%	$696	$0.84	92.6%	95.3%	$676	$0.81

							For the three months ending				For the three months ending
							March 31, 2001				March 31, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Florida
Cypress Shores Apartments	02/03/98	Coconut Creek	Garden	300	1991	991	93.9%	98.0%	$ 965	$0.97	93.5%	95.0%	$ 892	$0.90
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	94.4	98.1	1,154	1.02	89.2	94.6	1,065	0.94
				668		1,069	94.2%	98.1%	$1,069	$1.00	91.0%	94.8%	$ 987	$0.92
Atlanta, Georgia
The Falls Apartments	02/03/98	Atlanta	Garden	520	1986	963	83.3%	87.1%	$773	$0.80	78.9%	96.9%	$764	$0.79
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	82.7	86.0	871	1.28	75.7	79.6	840	1.24
				706		888	83.1%	86.8%	$799	$0.90	78.0%	92.4%	$784	$0.88
Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	87.2%	91.2%	$779	$0.80	95.2%	96.5%	$757	$0.78
Steeplechase Apartments	08/11/98	Indianapolis	Garden	264	1998	929	84.7	90.9	772	0.83	84.9	79.2	748	0.81
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	92.7	95.1	826	0.84	85.2	92.7	834	0.85
				836		964	88.8%	92.7%	$796	$0.83	84.7%	89.5%	$786	$0.82
Maryland
Reflections Apartments	02/03/98	Metro D.C.	Garden	184	1985	1,020	98.3%	98.9%	$989	$0.97	95.6%	97.8%	$932	$0.91
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	96.0	97.0	993	0.78	87.7	94.7	962	0.76
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	97.6	99.1	917	1.12	94.1	96.3	847	1.04
				668		962	97.5%	98.7%	$952	$0.99	93.2%	96.4%	$893	$0.93
Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	168	1990	1,116	94.4%	95.8%	$976	$0.87	96.0%	95.8%	$932	$0.84
Arbor Landings	01/01/00	Ann Arbor	Garden	160	1999	1,113	93.5	96.9	995	0.89	94.8	96.4	921	1.06
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	95.3	100.0	600	0.76	97.8	99.3	569	0.72
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	94.8	98.1	668	0.79	97.2	94.9	651	0.77
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	93.6	95.0	749	0.79	97.3	97.0	718	0.75
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	94.8	96.5	624	0.73	86.2	86.8	598	0.70
Georgetown Park Apartments	12/28/94	Fenton	Garden	480	1987-96	1,071	88.2	91.3	744	0.69	88.8	89.7	704	0.66
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	90.5	95.3	671	0.71	91.1	95.3	724	0.76
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	94.8	97.2	885	0.84	97.0	97.4	841	0.80
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	95.1	94.6	553	0.68	94.7	96.4	522	0.64
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	97.4	97.8	886	0.99	98.3	96.9	849	0.95
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	98.0	98.0	711	0.74	98.7	100.0	678	0.71
				2,888		977	93.8%	96.0%	$772	$0.79	94.8%	95.3%	$741	$0.76
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	86.5%	92.4%	$793	$0.81	73.6%	82.2%	$800	$0.82

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	97.7%	99.0%	$684	$0.74	91.4%	93.8%	$653	$0.71
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	288	1999	1,131	83.6	88.2	1,026	0.91	87.7	94.4	1,032	0.91
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	95.8	94.2	446	0.76	96.8	97.9	426	0.73
Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	70.8	70.3	687	0.79	86.4	85.6	659	0.75

							For the three months ending				For the three months ending
							March 31, 2001				March 31, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	81.2%	88.5%	$740	$0.74	95.8%	94.8%	$715	$0.72
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	97.6	97.1	592	0.68	88.4	89.6	596	0.69
Woodlands of North Royalton
fka Somerset West (a)	IPO	North Royalton	Gdn/Tnhms	197	1982	1,038	84.8	88.8	735	0.71	85.0	85.3	680	0.66
The Triangle (b)	IPO	Cleveland	High Rise	273	1989	616	99.2	93.4	1,012	1.64	99.5	94.1	997	1.62
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	96.3	95.4	838	0.84	95.8	100.0	797	0.80
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	91.5	97.1	821	0.82	87.9	93.4	802	0.80
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	85.6	90.4	897	0.96	77.0	84.2	889	0.95
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	94.3	100.0	899	0.90	99.7	100.0	848	0.85
Winchester Hills I (c)	IPO	Willoughby Hills	High Rise	362	1972	822	73.8	76.5	633	0.77	80.2	81.5	598	0.73
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	71.6	73.8	634	0.77	81.7	81.8	607	0.74
				3,218		875	85.4%	86.6%	$738	$0.84	87.7%	89.1%	$710	$0.81
Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	92.7%	94.3%	$684	$0.84	92.3%	92.4%	$657	$0.81
Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	96.1	100.0	660	0.58	94.1	92.0	616	0.54
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	97.0	94.3	679	0.63	96.1	99.2	655	0.61
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	91.9	97.3	638	0.68	95.4	97.3	618	0.66
				1,060		981	94.9%	95.2%	$673	$0.69	94.7%	96.3%	$647	$0.66
Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	82.3%	88.7%	$ 753	$0.98	79.0%	84.2%	$ 753	$0.98

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	88.6	95.2	949	0.93	88.8	88.5	923	0.91
Core Market Rate				15,111		937	90.5%	93.0%	$ 752	$0.80	90.2%	93.0%	$724	$ 0.77

AFFORDABLE HOUSING-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	99.7%	100.0%	$ 587	$1.00	98.2%	100.0%	$ 587	$1.00
Hillwood I	IPO	Akron	High Rise	100	1976	570	99.1	100.0	601	1.06	99.5	99.0	602	1.06
Puritas Place (d)	IPO	Cleveland	High Rise	100	1981	518	98.9	98.0	782	1.51	99.5	100.0	782	1.51
Riverview	IPO	Massillon	High Rise	98	1979	553	99.2	100.0	591	1.07	99.0	100.0	591	1.07
State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	99.8	100.0	596	0.79	96.4	98.6	594	0.79
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	96.5	97.9	664	0.83	100.0	97.9	650	0.82
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	99.7	99.5	586	1.02	99.3	98.9	586	1.02
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	99.8	100.0	659	1.03	98.3	100.0	658	1.03
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	100.0	100.0	603	1.09	99.4	100.0	603	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	100.0	100.0	580	1.04	95.8	100.0	579	1.04
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	95.4	100.0	790	1.13	99.7	95.6	790	1.13
				1,095		602	99.1%	99.6%	$ 632	$1.05	98.7%	99.3%	$ 631	$1.05

							For the three months ending				For the three months ending
							March 31, 2001				March 31, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

AFFORDABLE HOUSING-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	97.4%	100.0%	$ 682	$0.83	100.0%	100.0%	$ 672	$0.82
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	95.3	100.0	577	0.77	100.0	97.4	553	0.73
				201		770	95.9%	100.0%	$ 603	$0.78	100.0%	98.0%	$ 583	$0.76
				1,296		628	98.6%	99.7%	$ 627	$1.00	99.4%	99.1%	$ 623	$0.99
CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	79.0%	78.3%	$1,022	$1.42	78.0%	80.0%	$1,009	$1.40
The Oaks	IPO	Westlake	Garden	50	1985	672	70.6	70.0	1,124	1.67	89.9	88.0	1,100	1.64
				170		707	76.4%	75.9%	$1,052	$1.49	81.7%	82.4%	$1,036	$1.47
				16,577		911	90.9%	93.4%	$ 746	$0.82	90.7%	93.4%	$ 719	$0.79

Joint Venture Properties
Northeastern Ohio
Market Rate
Americana	IPO	Euclid	High Rise	738	1968	803	73.9%	72.9%	$ 512	$0.64	88.7%	88.1%	$ 486	$0.61
College Towers	IPO	Kent	Mid Rise	380	1969	662	97.3	98.4	463	0.70	95.2	96.8	426	0.64
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	760	1969	856	79.8	81.8	705	0.82	89.1	89.2	700	0.82
Highland House	IPO	Painesville	Garden	36	1964	539	99.0	97.2	441	0.82	95.7	97.2	430	0.80
Watergate	IPO	Euclid	High Rise	949	1971	831	83.2	87.6	566	0.68	82.9	84.5	558	0.67
				2,863		804	81.6%	83.8%	$ 574	$0.71	87.5%	88.5%	$ 554	$0.69
AFFORDABLE HOUSING-FAMILY
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	98.0%	100.0%	$ 669	$0.85	98.1%	98.1%	$ 664	$0.84
Total Joint Venture				2,971		804	82.3%	84.4%	$ 577	$0.72	88.0%	88.8%	$ 558	$0.69
Core				19,708		887	89.8%	92.1%	$ 714	$0.81	90.4%	92.7%	$ 689	$0.78
Portfolio average				19,868		889	89.9%	92.1%	$ 716	$0.81	90.5%	92.8%	$ 691	$0.78

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

R = Rehabilitated

HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO generally as net income (loss) applicable to common shareholders, excluding gains (losses) on the disposition of properties and extraordinary items under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets and adding the Company's proportionate share of FFO of its unconsolidated joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Certain other real estate companies may define FFO in a different manner.

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three month periods ended March 31, 2001 and 2000 are summarized in the following table:

	For the three months
	ended March 31,
	2001	2000
	(In thousands)

Net (loss) income applicable to common shares	$ (1,959)	$(2,988)

Depreciation on real estate assets
Wholly owned properties	7,652	7,522
Joint venture properties	204	115
Amortization of intangible assets	289	403
Funds From Operations	6,186	5,052

Depreciation - other assets	556	488
Amortization of deferred financing fees	342	298
Fixed asset additions	(2,074)	(3,295)
Fixed asset additions - joint venture properties	(1,855)	(906)
Distributable Cash Flow	$ 3,155	$ 1,637

Weighted average shares - Basic	19,378	20,279
- Diluted	19,378	20,279

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. The Company's involvement with derivative financial instruments is limited and we do not expect to use them for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2001, the fair market value of the Company's debt has increased approximately $17.0 million or 3.0% as a result of the decline in interest rates since December 31, 2000. There have been no other material changes in the fair value of assets and liabilities since the date of the Company's Form 10-K.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

The Company recently settled a lawsuit pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company and others ) involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. The Company believes that the settlement will not have a material adverse effect on its financial position or the results of operations. (See Note 10 of the Notes to the Financial Statements presented in Part 1, Item 1 of this report for additional discussion).

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13 to Form 10-K filed March 15, 2000.

4.13a	First Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13a to Form 10-Q filed August 8, 2000.

4.13b	Second Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-K filed March 13, 2001.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan	Exhibit 10.22 filed herewith.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 15, 2001	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

Lou Fatica, Vice President, Chief Financial Officer
(Date)	and Treasurer