Form 10-Q
period 2001-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2001-08-10
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes [ x ] No [ ]

Number of shares outstanding as of August 9, 2001: 19,429,379 shares

ASSOCIATED ESTATES REALTY CORPORATION

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share amounts)	2001	2000
ASSETS
Real estate assets
Land	$ 91,524	$ 92,083
Buildings and improvements	785,026	794,908
Furniture and fixtures	32,629	32,248
	909,179	919,239
Less: accumulated depreciation	(190,395)	(184,600)
	718,784	734,639
Construction in progress	8,742	7,543
Real estate, net	727,526	742,182
Properties held for sale, net of accumulated depreciation	13,875	27,845
Cash and cash equivalents	4,115	566
Restricted cash	17,103	14,784
Accounts and notes receivable
Rents	919	864
Affiliates and joint ventures	15,754	12,456
Other	3,194	3,886
Intangible and other assets, net	16,329	16,976
	$798,815	$ 819,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$556,695	$ 567,468
Unsecured debt	709	709
Total indebtedness	557,404	568,177
Accounts payable and accrued expenses	25,795	24,198
Dividends payable	4,857	-
Resident security deposits	4,864	5,412
Funds held on behalf of managed properties
Affiliates and joint ventures	7,411	8,123
Other	1,283	1,380
Accrued interest	2,751	2,942
Accumulated losses and distributions of joint ventures
in excess of investment and advances	1,952	1,351
Total liabilities	606,317	611,583

Operating partnership minority interest	10,591	11,520

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,995,764 issued and 19,429,613
and 19,349,584 outstanding at June 30, 2001 and
December 31, 2000, respectively	2,300	2,300
Paid-in capital	278,857	279,618
Accumulated distributions in excess of accumulated net income	(122,876)	(108,002)
Accumulated other comprehensive income	(2)	(2)
Less: Treasury shares, at cost, 3,566,150 and 3,646,180 shares
at June 30, 2001 and December 31, 2000, respectively	(32,622)	(33,708)
Total shareholders' equity	181,907	196,456
	$798,815	$ 819,559

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2001	2000	2001	2000

Revenues
Rental	$36,329	$ 36,374	$72,204	$ 71,735
Property management fees	1,298	1,263	2,626	2,484
Asset management fees	731	600	1,478	1,183
Painting services	508	347	816	625
Other	1,048	794	2,428	1,640
Total revenues	39,914	39,378	79,552	77,667
Expenses
Property operating and maintenance	16,721	16,377	33,612	32,049
Depreciation and amortization	8,499	8,585	16,969	16,985
Painting services	396	338	645	723
General and administrative	3,305	3,585	6,582	7,662
Interest expense	11,036	11,061	21,991	22,312
Total expenses	39,957	39,946	79,799	79,731
(Loss) income before gain on sale of operating properties,
equity in net loss of joint ventures and minority interest	(43)	(568)	(247)	(2,064)
Gain on sale of operating properties	3,344	-	3,344	-
Equity in net loss of joint ventures	(176)	(57)	(435)	(90)
Minority interest in operating partnership	(116)	(60)	(241)	(148)
Net income (loss)	$ 3,009	$ (685)	$ 2,421	$ (2,302)

Net income (loss) applicable to common shares	$ 1,638	$ (2,056)	$ (322)	$ (5,044)

Earnings per common share - basic:
Net income (loss) applicable to common shares	$ .08	$ (.10)	$ (.02)	$ (.25)

Earnings per common share - diluted:
Net income (loss) applicable to common shares	$ .08	$ (.10)	$ (.02)	$ (.25)

Dividends declared per common share	$ .25	$ .25	$ .75	$ 1.00

Weighted average number of common
shares outstanding - Basic	19,429	19,611	19,403	19,936
- Diluted	19,622	19,611	19,403	19,936

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30,

(UNAUDITED)

(In thousands)	2001	2000

Cash flow from operating activities:
Net income (loss)	$ 2,421	$ (2,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,969	16,985
Gain on sale of operating properties	(3,344)	-
Minority interest in operating partnership	241	148
Equity in net loss of joint ventures	435	90
Earnings distributed from joint ventures	157	-
Net change in assets and liabilities:
- Accounts and notes receivable	637	1,975
- Accounts and notes receivable of affiliates and
joint ventures	(1,020)	(1,473)
- Accounts payable and accrued expenses	1,442	(2,126)
- Other operating assets and liabilities	(1,252)	1,979
- Restricted cash	(2,597)	(2,007)
- Funds held for non-owned managed properties	(97)	(800)
- Funds held for non-owned managed properties
of affiliates and joint ventures	(712)	(1,464)
Total adjustments	10,859	13,307
Net cash flow provided by operations	13,280	11,005

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(7,388)	(10,935)
Net proceeds received from sale of operating properties	4,661	-
(Contributions to) distributions from joint ventures	(2,268)	1,630
Net cash flow used for investing activities	(4,995)	(9,305)

Cash flow from financing activities:
Principal payments on secured debt	(2,893)	(2,505)
Proceeds from secured debt	4,200	-
Principal payment on senior note	-	(8,543)
Line of credit borrowings	17,500	21,500
Line of credit repayments	(11,500)	(15,500)
Common share dividends paid	(9,693)	(15,227)
Preferred share dividends paid	(2,743)	(2,742)
Proceeds from redemption of operating partnership minority interest	393	-
Purchase of treasury shares	-	(13,752)
Net cash flow used for financing activities	(4,736)	(36,769)
Increase (decrease) in cash and cash equivalents	3,549	(35,069)
Cash and cash equivalents, beginning of period	566	36,385
Cash and cash equivalents, end of period	$ 4,115	$ 1,316

Supplemental disclosure of cash flow information:
Issuance of common shares in connection with the second anniversary
payment for the MIGRA merger	$ -	$ 2,983
Assumption of debt by purchaser of properties	18,081	-
Dividends declared but not paid	4,857	4,956
Adjustment for redemption of minority interest	536	-
Cash paid for interest (excluding capitalized interest)	21,520	21,947
Contribution of land to Joint Venture	-	4,603

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company or its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, supervisory fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from client generated acquisition, disposition and incentive fees, loan origination, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. Additionally, the Company owns substantially all of the economic interest in four corporations which provide management and other services for the Company and third parties. These corporations are referred to as "Service Companies".

The Company's portfolio currently consists of a total of 129 properties of which 77 (64 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; eight properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned; one Affordable Housing property 50.0% owned; and one Market Rate property 49.0% owned) and 44 non-owned properties (of which one is a commercial property) managed by the Company or one of its subsidiaries or Service Companies. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

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

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and No. 138. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The provisions of this statement become effective January 1, 2001. The Company has adopted these provisions and the impact on the Company's financial position, results of operations and cash flows is not material to the Company as no derivative instruments were outstanding at the date of adoption through June 30, 2001. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard.

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business comminations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $8.7 million and $7.5 million at June 30, 2001 and December 31, 2000, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $482,000 and $568,000 during the six month period ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, the Company completed the construction of a property and the last 16 units were brought on line. In connection with the completion of this construction, the final $1.7 million was transferred from construction in progress to buildings and improvements.

3. REAL ESTATE SALES

In June 2001, the Company completed a sale of four Market Rate properties located in Central and Southwestern Ohio. The buyer purchased the four properties for $5.1 million in gross cash proceeds plus assumed mortgage indebtedness of $18.1 million. The sale resulted in the Company recording a gain of $3.3 million.

4. PROPERTIES HELD FOR SALE

Three Market Rate properties located in Ohio were sold on December 31, 1999. To facilitate the sale, the Company financed the sale with fixed rate debt which had an original maturity date of July 1, 2001. The maturity date of this debt has been extended to December 31, 2001. The sale provided for the Company's continued management of the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These three properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000. Additionally, at June 30, 2001, the Company had contracts to sell one Market Rate property and one Affordable Housing property, which are presented in the Consolidated Balance Sheets as "Properties held for sale" at June 30, 2001. These five properties had an aggregate net income of $243,000 for the six months ended June 30, 2001. Also, at December 31, 2000, the four properties sold in June 2001 (see Note 3) were presented in the Consolidated Balance Sheets as "Properties held for sale".

5. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 2000:

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common		In Excess Of	Other	Treasury
		Preferred	Shares	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)

Balance, Dec. 31, 2000	$196,456	$56,250	$2,300	$279,618	$(108,002)	$(2)	$(33,708)
Net income	2,421				2,421
Issuance of 80,133 restricted common shares
from treasury shares	696			(378)			1,074
Deferred compensation	(371)			(371)
Exercise of options on 2,000 shares
from treasury shares	18			(11)			29
Issue 250 shares from treasury shares	2			(1)			3
Purchase of 2,353 treasury shares	(20)						(20)
Common share dividends declared	(14,552)				(14,552)
Preferred share dividends declared	(2,743)				(2,743)
Balance, June 30, 2001	$181,907	$56,250	$2,300	$278,857	$(122,876)	$(2)	$(32,622)

6. DEBT

Conventional

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest only payments at the rate of 7.76% through October 15, 2002 at which time payments of principal and interest are required through the maturity date of October 15, 2005.

Line of Credit

On June 30, 2001, $6.0 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted to an amount of $12.6 million. The remaining $7.4 million may become available upon completion of certain requirements. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% which was 5.36% at June 30, 2001. There were no borrowings outstanding under either this line of credit at December 31, 2000 nor under the Company's $12.0 million line of credit.

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

Summarized affiliate and joint venture transaction activity is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2001	2000	2001	2000

Property management fee and other
miscellaneous service revenues - affiliates	$ 376	$ 539	$1,209	$1,054
- joint ventures	230	245	468	473
Painting service revenues - affiliates	58	57	175	95
- joint ventures	150	48	327	110
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	943	1,157	2,097	2,364
- joint ventures	816	805	1,605	1,531
Interest income - affiliates	59	66	125	130
Interest expense - affiliates	(28)	(45)	(82)	(92)
- joint ventures	(5)	(7)	(12)	(12)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5.1 million and $4.9 million at June 30, 2001 and December 31, 2000, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $2.9 million at both June 30, 2001 and December 31, 2000.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $186,000 and $7.1 million at June 30, 2001, respectively, and $573,000 and $3.6 million at December 31, 2000, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $2.9 million and $1.6 million at June 30, 2001, respectively, and $4.3 million and $950,000 at December 31, 2000, respectively.

Notes Receivable

At June 30, 2001 and December 31, 2000, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the six months ended June 30, 2001 and 2000, the interest rates charged on these notes were approximately 7.0% and 7.5%, respectively, with principal due May 1, 2002. The Company recognized interest income of $125,000 and $127,000 for the six months ended June 30, 2001 and 2000, respectively, relating to these notes.

8. OPERATING PARTNERSHIP MINORITY INTEREST

In conjunction with the settlement of the lawsuit in the Harris County, Texas District Court against MIG Realty Advisors, Inc. ("MIGRA"), MIG's predecessor company, (see Note 12 for further details concerning the settlement) the former MIGRA shareholders agreed to redeem 39,314 Operating Partnership units ("OP units") for cash in the amount of approximately $393,000, which represented the Company's common share price of $10.00 per unit on the day of redemption. The proceeds of the redemption will be used to satisfy certain indemnification obligations owed by the former MIGRA stockholders to the Company in connection with this lawsuit. These units had a recorded value of approximately $929,000 when issued. The difference between the effective purchase price of the minority interest and its recorded value was approximately $536,000, which reduced the recorded value of the underlying real estate.

9. SHARES

On February 28, 2001, the Company granted 80,133 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's 2001 Equity Incentive Plan pursuant to which grants are made solely from Treasury Shares. The Company's policy on the reissuance of Treasury Shares is to account for the issuance on the First-In First-Out method. At June 30, 2001, Treasury Shares equaled 3,566,150 at a cost of $32.6 million.

10. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income (loss) and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares, as applicable.

	For the three months		For the six months
(In thousands, except per share amounts)	ended June 30,		ended June 30,
	2001	2000	2001	2000
Earnings Per Common Share - Basic:
Net income (loss)	$3,009	$ (685)	$2,421	$(2,302)
Less: Preferred share dividends	1,371	1,371	2,743	2,742
Net income (loss) applicable to common shares	$1,638	$(2,056)	$ (322)	$(5,044)

Earnings Per Share - Diluted:
Net income (loss)	$3,009	$ (685)	$ 2,421	$(2,302)
Less: Preferred share dividends	1,371	1,371	2,743	2,742
Net income (loss) applicable to common shares	$1,638	$(2,056)	$ (322)	$(5,044)

Number of Shares:
Basic-average shares outstanding	19,429	19,611	19,403	19,936
Diluted-average shares outstanding	19,622	19,611	19,403	19,936

Earnings Per Common Share - Basic:
Net income (loss)	$ .08	$ (.10)	$ (.02)	$ (.25)

Earnings Per Common Share - Diluted:
Net income (loss)	$ .08	$ (.10)	$ (.02)	$ (.25)

Options to purchase 3.2 million and 1.8 million common shares were outstanding at June 30, 2001 and 2000, respectively, which has been reflected above using the treasury stock method. For the three months ended June 30, 2000 and the six months ended June 30, 2001 and 2000, approximately 8,000, 81,000 and 16,000 common share options were respectively excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss incurred for the three months ended June 30, 2000 and the six months ended June 30, 2001 and 2000, respectively.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

11. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market Rate ("Market Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0%) and properties that have been sold. The Market Rate multifamily properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States. Effective January 1, 2001, management revised its reported segments by showing Acquisition/Disposition properties as a separate segment. Previously, Acquisition/Disposition properties were included within the Market Rate segment. Also, the Unallocated Corporate Overhead segment has been eliminated and the costs previously allocated to this segment have been reallocated to the other four segments. Management has adjusted the reportable segments in order to reflect a better representation of the operations of the Company. For comparability purposes, the presentation for the three and six months ended June 30, 2000 have been restated to reflect these revisions to the Company's reportable segments.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company previously evaluated the performance of its reportable segments based on EBITDA; however, effective January 1, 2001, management changed its evaluation performance measure to Net Operating Income ("NOI"), as the Company believes that NOI represents a more accurate measure of the reportable segment's activity. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expenses in the Consolidated Statements of Income and painting service expenses from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three and six months ended June 30, 2001 and 2000 is as follows:

	For the three months ended June 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 2,785	$ 31,944	$ 2,489	$ 6,162	$ 43,380
Elimination of intersegment revenues	-	(78)	(9)	(3,379)	(3,466)
Consolidated revenues	2,785	31,866	2,480	2,783	39,914

Equity in net loss of joint ventures	(85)	(79)	(12)	-	(176)

*NOI	1,384	17,615	1,411	790	21,200

Total assets	82,419	667,175	11,860	37,361	798,815

	For the six months ended June 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 5,526	$ 63,520	$ 4,971	$ 12,502	$ 86,519
Elimination of intersegment revenues	-	(169)	(68)	(6,730)	(6,967)
Consolidated revenues	5,526	63,351	4,903	5,772	79,552

Equity in net loss of joint ventures	(132)	(284)	(19)	-	(435)

*NOI	2,650	34,866	2,652	1,905	42,073

Total assets	82,419	667,175	11,860	37,361	798,815

	For the three months ended June 30, 2000
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 3,485	$ 30,901	$ 2,523	$ 5,988	$ 42,897
Elimination of intersegment revenues	-	(116)	(47)	(3,356)	(3,519)
Consolidated revenues	3,485	30,785	2,476	2,632	39,378

Equity in net loss of joint ventures	(30)	(13)	(14)	-	(57)

*NOI	2,114	16,839	1,416	726	21,095

Total assets	104,720	682,758	12,332	37,978	837,788

	For the six months ended June 30, 2000
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 6,554	$ 61,159	$ 4,994	$ 11,959	$ 84,666
Elimination of intersegment revenues	(1)	(181)	(76)	(6,741)	(6,999)
Consolidated revenues	6,553	60,978	4,918	5,218	77,667

Equity in net loss of joint ventures	(30)	(54)	(6)	-	(90)

*NOI	3,653	33,898	2,848	1,328	41,727

Total assets	104,720	682,758	12,332	37,978	837,788

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2001	2000	2001	2000

Total NOI for reportable segments	$ 21,200	$ 21,095	$ 42,073	$ 41,727
Depreciation and amortization	(8,499)	(8,585)	(16,969)	(16,985)
General and administrative expense	(1,708)	(2,017)	(3,360)	(4,494)
Interest expense	(11,036)	(11,061)	(21,991)	(22,312)
Gain on sale of properties	3,344	-	3,344	-
Equity in net loss of joint ventures	(176)	(57)	(435)	(90)
Minority interest in operating partnership	(116)	(60)	(241)	(148)
Consolidated net income (loss)	$ 3,009	$ (685)	$ 2,421	$ (2,302)

12. CONTINGENCIES

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

13. GUARANTIES

The Company has guaranteed completion of certain improvements totaling $1.8 million in connection with the refinancing of the Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $1.8 million letter of credit. Additionally, in connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

14. SUBSEQUENT EVENTS

Dividends Declared and Paid

On June 28, 2001, the Company declared a dividend of $0.25 per common share which was paid on August 1, 2001 to shareholders of record on July 13, 2001.

Sale of Property

On July 17, 2001, the Company completed the sale of one property located in Northeast Ohio. The buyer purchased the property for a sale price of $7.5 million, which includes the assumption of mortgage obligations of $7.2 million. The sale resulted in a gain of approximately $2.7 million, which will be recorded in the period ended September 30, 2001.

Joint Ventures

On July 20, 2001, the Company entered into multiple agreements concerning the disposition of five Market Rate joint venture properties located in Northeast Ohio. Under the agreements, the Company would eventually become the 100% fee owner of three of the properties and relinquish its ownership interest in two of the properties (one property of which the Company is a 66.67% owner). These transactions are anticipated to be completed during the fourth quarter of the current year.

ASSOCIATED ESTATES REALTY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, risks of a lessening of demand for the multifamily units owned by the Company, changes in government regulations affecting the Affordable Housing Properties, changes in or termination of contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

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

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. In November 2001, an $11.0 million non-recourse first mortgage loan matures. The Company is currently in discussions to refinance this maturing loan and anticipates that the refinancing will occur. Additionally, during the remainder of 2001 and 2002, approximately $3.4 million and $6.0 million, respectively, of principal amortization payments on secured debt are required. Also, the Americana Apartments, a property located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner, has an $11.0 million first mortgage loan maturing in November 2001. The Company's 33.33% share of this loan is approximately $3.9 million. The Company anticipates that this loan will be refinanced.

On July 16, 2001, the Company and its joint venture partners obtained a new loan in the amount of $17.2 million on the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. Approximately $14.0 million of proceeds were used to repay the maturing loan on the property and the balance will be used to pay for a portion of the improvements to the property's underground parking garage.

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest only payments at the rate of 7.76% through October 15, 2002 at which time payments of principal and interest are required through the maturity date of October 15, 2005.

At June 30, 2001, the Company had $6.0 million outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. The remaining $7.4 million may become available upon completion of certain requirements. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5%. There were no borrowings outstanding under this line of credit at December 31, 2000.

The Company has guaranteed completion of certain improvements totaling $1.8 million in connection with the refinancing of the Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $1.8 million letter of credit. Additionally, the Company has guaranteed completion of certain improvements totaling $7.0 million in connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

Operating Partnership: In conjunction with the settlement of the lawsuit in the Harris County, Texas District Court against MIG Realty Advisors, Inc. ("MIGRA"), MIG's predecessor company (see Note 12 for further details concerning the settlement), the former MIGRA shareholders redeemed 39,314 Operating Partnership units ("OP units") for cash in the amount of approximately $393,000, which represented a value of $10.00 per unit. The proceeds of the redemption will be used to satisfy certain indemnification obligations owed by the former MIGRA stockholders to the Company in connection with this lawsuit. These units had a recorded value of approximately $929,000 when issued. The difference between the redeemed value and the recorded value was approximately $536,000, which reduced the recorded value of the underlying real estate.

Acquisitions, Dispositions and Development

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, secured debt financings, or the issuance of shares or units exchangeable into common shares.

Advisory Potential Acquisitions and Dispositions: During the second half of the year, MIG expects to acquire an additional $50.0 to $60.0 million of assets on behalf of advisory clients. MIG further expects to sell $40.0 million of assets on behalf of advisory clients during this period.

Advisory Acquisitions: In January 2001 and March 2001, MIG acquired two multifamily properties in Florida containing 319 units and 364 units, respectively. Both acquisitions were made on behalf of MIG advisory clients. MIG was retained to provide asset property management services for both properties and a Company subsidiary was hired to provide property management services.

Advisory Dispositions: In January 2001, one property containing 236 units was sold on behalf of a MIG advisory client.

Potential Dispositions: The Company is strategically marketing 12 properties. These 12 properties are comprised of one of the Affordable Housing properties and 11 Market Rate properties (seven located in Ohio and four located in Michigan). As of June 30, 2001, the Company had entered into contracts to sell three of these properties.

Dispositions: In June 2001, the Company completed a sale of four Market Rate properties located in Central and Southwestern Ohio. The buyer purchased the four properties for $5.1 million in gross cash proceeds plus assumed mortgage obligations of $18.1 million. The sale resulted in the Company recording a gain of $3.3 million. Additionally, on July 17, 2001, the Company completed the sale of one property located in Northeast Ohio. The buyer purchased the property for a sales price of $7.5 million which includes the assumption of mortgage obligations of $7.2 million. The sale resulted in an estimated gain of approximately $2.7 million which will be recognized in the period ended September 30, 2001.

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

Development: For the six month period ended June 30, 2001, the Company completed the construction and leasing of 16 units at one of the Company's development properties.

The Company is in the process of constructing or planning the construction of an additional 1,304 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Boynton Beach-Land	Boynton Beach, FL	229	TBD[1]
Courtney Chase-Land	Orlando, FL	288	TBD[1]
Berkley Manor (49.0% owned Joint Venture)	Cranberry Twp., PA	252	2001
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, GA	535	2002
		1,304

1To be Determined

Management Contract Cancellation

During 2001, the Company's management contracts associated with the following properties were terminated:

Effective		Management	Approximate	Approximate Annualized
Date of	Management	Contract	Management Fees	Loss of Management
Termination	Company	Canceled	Earned During 2001	Fees During 2001
			(In thousands)
Affordable Housing Properties:
3/08/01	AERC	Jaelot	$ 16	$ 80
3/21/01	AERC	Spring Hill Villa	11	33
3/21/01	AERC	Warrensville Manor	11	33

Advisory Properties:
1/02/01	AERC	Advised Assets	-	474
1/25/01	AERC	Advised Assets	3	123

Additionally, the Company anticipates that the following management contracts on certain properties may be canceled during 2001 because of proposed sales:

Approximate
Management
Effective			Fees Earned During
Date of	Management		The Six Months
Termination	Company	Management Contract Canceled	Ended June 30, 2001
(In thousands)
Affordable Housing:
Undetermined	AEMC	Hillwood II	$ 54

Market Rate Properties:
Undetermined	AERC	Americana (33.33% Joint Venture)	60*
Undetermined	AERC	Gates Mills Towers (33.33% Joint Venture)	94*
Undetermined	AERC	Watergate (33.33% Joint Venture)	124*
Undetermined	AERC	College Towers (50.00% Joint Venture)	47*

Advisory Properties:
Undetermined	AERC	Advised Assets	115
Undetermined	AERC	Advised Assets	59

*Net fees

Dividends: On June 28, 2001, the Company declared a dividend of $0.25 per common share which was paid on August 1, 2001 to shareholders of record on July 13, 2001. On May 15, 2001, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on June 15, 2001 to shareholders of record on June 1, 2001.

Cash flow sources and applications: Net cash provided by operating activities increased $2.3 million from $11.0 million to $13.3 million for the six months ended June 30, 2001 when compared with the six months ended June 30, 2000. This increase was primarily due to the net activity of the following items:

(i) For the six months ended June 30, 2001, the net loss before the gain on sale of the properties, was $923,000 compared to a net loss of $2.3 million for the six months ended June 30, 2000, an improvement of $1.4 million. This improvement was primarily due to an increase of $1.9 million in total revenues. As explained in greater detail below, the primary reason for the increase was due to rental revenues increasing $469,000 because of increased rental rates. Also, other revenues were $788,000 higher primarily due to the recording of a $363,000 supervisory fee earned at the time of the sale of a non-owned managed Affordable Housing property and the recognition of increased income related to the residential billings program during 2001.

(ii) For 2001, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures decreased $383,000, while for 2000 they increased $502,000. This results in a decrease of $885,000 when comparing the two periods.

(iii) For 2001, accounts payable and accrued expenses increased $1.4 million, while for 2000 they decreased $2.1 million resulting in an increase to cash flow provided by operations of $3.5 million. The primary reason for this variance relates to the timing of the payment of liabilities, thus lowering the necessity of accruals due to cash payments at June 30, 2000 compared to June 30, 2001.

(iv) For 2001, other assets and liabilities decreased $1.3 million, primarily as a result of the payment of the insurance premium for the policy commencing July 1, 2001, while for 2000 they increased $2.0 million primarily due to preliminary costs paid in advance of the Company's investment in a 49.0% joint venture property. This results in a decrease of $3.3 million when comparing the two periods.

(v) For 2001, funds held for non-owned managed properties and non-owned managed properties of affiliates and joint ventures decreased $809,000. For 2000, they decreased $2.3 million. This results in an increase of $1.5 million when comparing the two periods.

Net cash flows used for investing activities of $5.0 million for the six months ended June 30, 2001 were primarily the net result of $7.4 million used for the development of multifamily real estate, the purchase of development land and other capital expenditures, and $2.3 million for capital improvements to certain joint venture properties net of $4.7 million of net proceeds from the sale of four operating properties.

Net cash flows used for financing activities of $4.7 million for the six months ended June 30, 2001 were primarily used to pay dividends on the Company's common and preferred shares and to pay principal payments on secured debt offset by proceeds from secured debt and by net borrowings on the Company's line of credit.

RESULTS OF OPERATIONS

Comparison of the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2000

In the following discussion of the comparison of the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2000, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 62 wholly owned properties and one property which is 66.67% owned. Acquired/Disposed properties represents two recently constructed properties that have not yet reached a stabilization occupancy rate of at least 93.0%, one property in which the Company was a 33.33% owner and purchased the remaining 66.67% ownership in December 2000 and properties which have been sold. Affordable Housing represents 13 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses and service companies expense for the Management and Service Operations segment from total revenues. For the six months ended June 30, 2001, NOI was $42.1 million, an increase of $400,000 when compared to the NOI of $41.7 million for the six months ended June 30, 2000. The NOI for each of the four segments of the Company for the six months ended June 30, 2001 and 2000 was: Acquisition/Disposition $2.7 million and $3.7 million, Market Rate $34.9 million and $33.9 million, Affordable Housing $2.6 million and $2.8 million and Management and Service Operations $1.9 million and $1.3 million, respectively. The components of NOI together with an explanation of the variances are described as follows:

Overall, total revenues increased $536,000 or 1.4% and $1.9 million or 2.4% and total expenses increased $11,000 and $68,000 when comparing the quarter and six months ended June 30, 2001 to the quarter and six months ended June 30, 2000, respectively. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares increased $3.7 million or 179.7% for the quarter and $4.7 million or 93.6% for the six months.

Rental Revenues: Rental revenues decreased $45,000 for the quarter and increased $469,000 or 1.0% for the six months. Rental revenues from the Acquired/Disposed properties decreased $660,000 for the quarter and $1.1 million for the six months. For both periods, the decrease was primarily the result of the properties sold during 2000 which contributed $1.1 million and $2.1 million of rental income for the quarter and six months, respectively. The Market Rate properties increased $600,000 for the quarter and $1.5 million for the six months primarily due to increased rental rates. The average rental rate per unit was $768 for the 2001 quarter compared to $740 for the 2000 quarter and $760 for the 2001 six months compared to $731 for the 2000 six months. During these periods, the economic occupancies were 89.9% and 90.4% for the 2001 quarter and six months, respectively, compared to 91.0% and 90.1% for the 2000 quarter and six months, respectively.

Other Revenues: Other Income increased $254,000 or 32.0% and $788,000 or 48.0% for the quarter and six month periods, respectively. The increase for the quarter was primarily due to revenues earned in connection with the residential utility billings ("RUBS") program ($536,000 for 2001 compared to $178,000 for 2000). The RUBS program is expected to continue to provide quarter over quarter increases until it levels off in the fourth quarter of the current year. The RUBS revenue was primarily recorded on the Market Rate properties. In addition to the RUBS program ($968,000 for 2001 compared to $240,000 for 2000), the six month increase also included a $363,000 supervisory fee, recorded on the Management and Service companies segment, earned in March 2001 upon the sale of a non-owned Affordable Housing property.

The management and Service Companies recognized property and asset management fees of $2.0 million and $4.1 million for the quarter and six months 2001 compared to $1.9 million and $3.7 million for the quarter and six months 2000. The increases in 2001 were primarily due to the addition of seven client management contracts (five added during 2000 and two during 2001) net of the loss of two client management contracts. Additionally, the quarter and six months 2001 activity includes the loss of three management contracts on non-owned properties in 2001 (the three properties were sold in March 2001).

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $344,000 or 2.1% for the quarter and $1,563,000 or 4.9% for the six months. These expenses for the Acquisition/Disposition properties increased $30,000 for the quarter and decreased $23,000 for the six months. For both periods, the variance was primarily the result of the sale of the six properties during 2000 which incurred expenses of $499,000 for the quarter and $1.1 million for the six months. Offsetting these decreases were increases of $655,000 and $1.1 million for the quarter and six months, respectively, for a property acquired in December 2000 and two development properties which came on line during 2000. For the Market Rate properties, these expenses increased $305,000 or 2.2% for the quarter and $1,406,000 or 5.2% for the six months. These increases were primarily due to utility costs which increased $148,000 or 7.0% for the quarter and $698,000 or 16.0% for the six months mainly because of increased gas costs as both usage and rates were higher in 2001 then 2000. For the Affordable Housing properties, these expenses increased $9,000 or 1.0% for the quarter and $181,000 or 8.7% for the six months, primarily due to increased utility costs, principally gas costs which were up due to greater usage and increased rates.

Other Expenses: The Company allocates general and administrative expenses to its four segments as follows: An amount equal to 85% of the management and Service Companies' revenues is classified as Service Companies' expense, ($1.6 million and $3.2 million for the quarter and six months 2001 and $1.6 million and $3.2 million for the quarter and six months 2000), the balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segments. General and administrative expenses decreased $280,000 or 7.8% for the quarter and $1.1 million or 14.1% for the six months. These decreases were primarily attributable to a decrease in payroll and related expenses, primarily due to the refinement of certain estimates used by the Company in allocating certain payroll and related expenses, and a decrease in consulting and professional fees incurred by the Company. During 2000, the Company identified and eliminated approximately $3.0 million on an annualized basis in general and administrative expenses. The decreases in comparing 2001 to 2000 reflect this effort. The general and administrative expenses for the third and fourth quarters of 2001 are anticipated to be lower than the comparable quarters of 2000; however, the difference between the comparable quarters should decrease as the effects of cost reductions made during 2000 take effect.

Interest expense decreased $25,000 for the quarter and $321,000 or 1.4% for the six months. Interest expense for the Acquired/Disposed properties increased $64,000 for the quarter and $185,000 for the six months. Since the Company capitalizes interest costs on funds used in construction, the related reduction of interest expense is recorded in the Acquired/Disposed properties segment as this is the segment to which development properties are classified. For both the quarter and six months ended June 30, 2001, capitalized interest was lower than the comparable periods in 2000 as less construction is underway in 2001 than in 2000. For the Market Rate properties, interest expense decreased $179,000 for the quarter and $453,000 for the six months, primarily as a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal payments. For the Affordable Housing properties, interest expense decreased $2,000 for the quarter and $2,000 for the six months, primarily due to lower outstanding balances.

Equity in net loss of joint ventures

The combined equity in net loss of joint ventures increased $119,000 or 208.8% and $345,000 or 383.3% for the quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increases were primarily the net result of an increase in rental revenue combined with a greater increase in the costs of operations, interest expense and depreciation. It should be noted that in May 2000, the Company made a 49.0% investment in a 308 unit multifamily property. The net loss in this property (which is included in the chart below) was $74,000 and $120,000 for the quarter and six months ended June 30, 2001 compared to a net loss of $30,000 for both the quarter and six months ended June 30, 2000.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and six months ended June 30, 2001 and 2000.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2001	2000	2001	2000

Beneficial interests in
joint venture operations
Rental revenue	$1,939	$1,849	$3,890	$3,521
Cost of operations	1,354	1,230	2,811	2,373
	585	619	1,079	1,148
Interest income	4	21	39	24
Interest expense	(516)	(508)	(1,060)	(933)
Depreciation	(245)	(177)	(477)	(305)
Amortization	(4)	(12)	(16)	(24)
Net (loss) income	$ (176)	$ (57)	$ (435)	$ (90)

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases.

The market for the Affordable Housing properties is unique in that the residents of these properties receive assistance under the Rental Assistance Program. At many of the Affordable Housing properties, waiting lists of qualified applicants are maintained which minimizes the need to advertise these units. The average Economic Occupancy of these properties consistently exceeds 98.0%. However, changes in these Government Programs could potentially create decreased rental revenues, additional vacancies, require more marketing costs and, in some cases, these properties may be converted to Market Rate properties.

CONTINGENCIES

Litigation

The Company recently settled a lawsuit pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company and others ) involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. In respect to the above settlement, the Company recorded a liability and a charge to its results of operations to reflect the cash settlement. In addition, the Company is entitled to indemnification from the former MIGRA stockholders arising out of the Merger Agreement between the Company and MIGRA dated April 16, 1998 which had the effect of offsetting a portion of the aforementioned costs recorded by the Company. The Company believes that the amounts not recovered under the aforementioned indemnification, are covered under MIG's liability insurance policy. Accordingly, the net amounts charged to the Company's general and administrative expense in respect of the settlement were not material. (See Note 12 of the Notes to the Financial Statements presented in Part 1, Item 1 of this report for additional discussion).

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

Expected Property Sales

Three Market Rate properties located in Ohio were sold on December 31, 1999. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. The maturity date of this debt has been extended to December 31, 2001. The sale provided for the Company's continued management of the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These three properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation. C:\2001Q\2q01\junq01.wpd

							For the three months ending				For the three months ending
							June 30, 2001				June 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

MARKET RATE
Acquired Properties
Ohio
Euclid House (formerly a JV property)	12/01/00	Euclid	Mid Rise	126	1969	654	88.4%	84.9%	$ 464	$0.71	NA	NA	NA	NA
Village at Avon (completed 2/01)	02/01/01	Avon	Ranch	312	2001	1,069	78.0	85.6	1,030	0.96	NA	NA	NA	NA
Windsor Kirkman (completed 6/00)	06/01/00	Orlando	Garden	460	2000	1,070	83.3	95.0	937	0.88	NA	NA	NA	NA
				898		1,011	81.6%	90.3%	$ 903	$0.89	NA	NA	NA	NA

JOINT VENTURE
Idlewylde	5/15/00	Deluth	Garden	308	2000	968	92.8%	94.8%	$ 844	$0.87	NA	NA	NA	NA
Total Acquired Properties				1,206		1,000	84.3%	91.5%	$ 888	$0.89	NA	NA	NA	NA

SAME STORE-MARKET RATE
Phoenix, Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	84.7%	89.7%	$ 810	$0.83	85.4%	88.7%	$819	$0.83

Florida
Cypress Shores Apartments	02/03/98	Coconut Creek	Garden	300	1991	991	93.5%	93.0%	$ 973	$0.98	88.6%	87.3%	$ 897	$0.91
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	92.0	94.0	1,154	1.02	91.5	92.4	1,085	0.96
				668		1,069	92.6%	93.6%	$1,073	$1.00	90.3%	90.1%	$1,000	$0.94

Atlanta, Georgia
The Falls Apartments	02/03/98	Atlanta	Garden	520	1986	963	80.5%	81.5%	$755	$0.78	86.6%	91.2%	$732	$0.76
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	88.5	94.6	860	1.27	83.0	91.4	860	1.27
				706		888	82.8%	85.0%	$783	$0.88	85.5%	91.2%	$766	$0.86

Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	88.7%	88.6%	$787	$0.81	94.5%	96.9%	$747	$0.77
Steeplechase Apartments	08/11/98	Indianapolis	Garden	264	1998	929	82.4	89.0	764	0.82	76.0	87.1	758	0.82
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	90.7	97.4	827	0.84	91.9	95.9	799	0.81
				836		964	87.7%	92.3%	$796	$0.83	87.7%	93.4%	$772	$0.80
Maryland
Reflections Apartments	02/03/98	Metro D.C.	Garden	184	1985	1,020	97.3%	98.4%	$1,005	$0.99	94.7%	93.5%	$943	$0.92
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	94.9	96.2	1,003	0.79	94.1	97.0	974	0.77
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	95.5	95.7	927	1.13	94.6	96.3	864	1.06
				668		962	95.9%	96.6%	$963	$1.00	94.5%	95.7%	$908	$0.94

							For the three months ending				For the three months ending
							June 30, 2001				June 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	328	1990	2,229	96.5%	96.6%	$1,001	$0.45	96.1%	98.5%	$949	$0.43
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	96.5	98.6	600	0.76	98.5	99.3	579	0.73
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	96.4	98.6	672	0.79	96.3	97.7	644	0.76
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	94.2	98.5	757	0.79	97.9	98.5	728	0.76
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	96.0	94.4	634	0.74	89.6	96.5	609	0.71
Georgetown Park Apartments	12/28/94	Fenton	Garden	480	1987-96	1,005	85.2	87.3	746	0.74	86.7	93.5	737	0.73
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	94.5	96.3	674	0.71	90.6	94.7	657	0.69
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	94.6	93.8	894	0.85	95.9	99.8	851	0.81
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	90.1	92.9	556	0.68	99.3	99.4	539	0.66
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	97.9	97.3	897	1.00	97.5	97.8	857	0.96
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	97.4	98.8	715	0.75	98.3	99.6	681	0.71
				2,888		1,092	93.9%	94.8%	$778	$0.71	94.6%	97.6%	$748	$0.69
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	87.1%	90.2%	$768	$0.78	77.9%	87.0%	$791	$0.81

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	93.4%	92.2%	$ 816	$0.61	95.6%	100.0%	$756	$0.56
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	96.8	99.1	833	0.72	97.3	97.3	803	0.69
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	92.5	94.9	515	0.75	83.0	82.7	481	0.70
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	95.9	96.6	764	0.76	96.1	99.1	710	0.70
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	95.1	92.9	562	0.62	93.0	98.1	543	0.60
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	94.1	95.0	605	0.73	96.1	93.9	584	0.70
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	94.2	97.4	839	0.76	95.1	93.4	818	0.74
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	88.9	92.7	599	0.76	93.9	97.4	575	0.73
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	91.2	97.0	548	0.71	90.6	90.2	525	0.68
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	91.9	92.9	529	0.69	98.1	100.0	527	0.69
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhm	102	1997	1,110	98.3	99.0	724	0.65	95.7	100.0	712	0.64
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	96.7	94.1	572	0.64	93.1	98.8	552	0.61
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	92.9	96.3	736	0.74	96.4	93.7	716	0.72
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	91.8	96.2	772	0.73	92.8	98.9	752	0.71
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	94.3	98.6	798	0.68	92.4	96.3	773	0.65
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	90.8	96.8	799	0.69	92.6	92.1	760	0.65
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	92.0	100.0	580	0.76	92.4	94.5	573	0.75
				3,209		969	93.5%	95.9%	$683	$0.70	93.8%	95.5%	$656	$0.68

Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	94.5%	97.9%	$697	$0.84	95.2%	97.0%	$682	$0.82

							For the three months ending				For the three months ending
							June 30, 2001				June 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	93.9%	94.8%	$ 692	$0.75	96.5%	100.0%	$ 665	$0.72
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	288	1999	1,131	84.1	93.8	1,038	0.92	93.7	96.9	1,002	0.89
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	95.3	94.6	451	0.77	97.2	100.0	431	0.74
Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	67.7	74.1	684	0.78	85.5	89.1	673	0.77
Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	84.9	92.2	745	0.75	95.7	95.8	725	0.73
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	96.2	96.3	594	0.68	91.6	96.8	584	0.67
Woodlands of North Royalton
fka Somerset West (a)	IPO	North Royalton	Gdn/Tnhms	197	1982	1,038	85.1	82.7	738	0.71	89.0	98.0	691	0.67
The Triangle (b)	IPO	Cleveland	High Rise	279	1989	616	98.6	86.0	994	1.61	97.4	86.4	968	1.57
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	94.5	99.1	855	0.86	97.3	99.1	810	0.81
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	95.9	94.9	824	0.82	89.6	97.1	815	0.82
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	84.8	92.7	904	0.96	86.1	98.1	874	0.93
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	99.8	100.0	888	0.89	99.8	100.0	852	0.85
Winchester Hills I (c)	IPO	Willoughby Hills	High Rise	362	1972	822	73.1	74.3	639	0.78	77.8	81.2	612	0.74
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	68.4	71.0	638	0.78	76.1	79.0	613	0.75
				3,224		875	84.8%	86.2%	$741	$0.85	89.2%	92.1%	$717	$0.82

CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	72.6%	72.5%	$1,034	$1.43	79.9%	82.5%	$1,021	$1.41
The Oaks	IPO	Westlake	Garden	50	1985	672	70.9	70.0	1,129	1.68	80.7	80.0	1,094	1.63
				170		707	72.1%	71.8%	$1,062	$1.50	80.1%	81.8%	$1,042	$1.47

Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	89.5%	88.0%	$689	$0.85	93.5%	96.5%	$660	$0.81
Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	94.4	92.0	667	0.58	96.0	90.9	629	0.55
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	94.3	91.7	691	0.64	96.7	95.5	659	0.62
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	90.1	94.7	641	0.69	97.1	100.0	617	0.66
				1,060		981	92.3%	91.0%	$681	$0.69	95.7%	96.2%	$651	$0.66
Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	81.9%	91.5%	$ 761	$0.99	80.1%	90.4%	$ 735	$0.96

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	93.5%	96.2%	$919	$0.90	89.8%	96.2%	$923	$0.91
Market Rate Subtotal				14,545		966	90.2%	92.1%	$765	$0.79	91.2%	94.2%	$736	$0.76
Same Store Market Rate				14,715		963	89.9%	91.8%	$768	$0.80	91.0%	94.1%	$740	$0.77

AFFORDABLE HOUSING-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	100.0%	100.0%	$ 587	$1.00	100.0%	100.0%	$ 590	$1.00
Hillwood I	IPO	Akron	High Rise	100	1976	570	100.0	100.0	603	1.06	97.9	100.0	609	1.07
Puritas Place (d)	IPO	Cleveland	High Rise	100	1981	518	100.0	98.0	783	1.51	99.1	98.0	778	1.50
Riverview	IPO	Massillon	High Rise	98	1979	553	100.0	100.0	591	1.07	100.0	99.0	599	1.08
							For the three months ending				For the three months ending
							June 30, 2001				June 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	93.0%	100.0%	$597	$0.80	100.0%	97.2%	$614	$0.82
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	100.0	95.7	661	0.83	100.0	97.9	664	0.83
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	97.5	98.4	586	1.02	100.0	99.5	586	1.02
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	99.7	100.0	676	1.05	99.8	100.0	657	1.02
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	100.0	100.0	603	1.09	100.0	100.0	603	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	100.0	100.0	580	1.04	100.0	98.0	581	1.04
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	100.0	98.5	792	1.13	94.4	97.1	789	1.12
				1,095		602	99.5%	99.3%	$ 634	$1.05	99.7%	99.2%	$ 634	$1.05

AFFORDABLE HOUSING-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	99.8%	100.0%	$ 674	$0.82	98.5%	100.0%	$ 689	$0.84
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	99.9	96.0	576	0.76	93.7	98.0	601	0.80
				201		770	99.9%	97.0%	$ 600	$0.78	95.0%	98.5%	$ 623	$0.81
Total Affordable Housing				1,296		628	99.6%	98.9%	$ 629	$1.00	99.0%	99.1%	$ 632	$1.01
Wholly Owned Portfolio				16,909		939	90.1%	92.3%	$ 765	$0.81	91.6%	94.7%	$ 696	$0.74

JOINT VENTURE PROPERTIES
Northeastern Ohio-Market Rate
Americana	IPO	Euclid	High Rise	738	1968	803	73.0%	77.0%	$ 516	$0.64	87.3%	87.3%	$ 500	$0.62
College Towers	IPO	Kent	Mid Rise	458	1969	662	94.5	93.0	385	0.58	95.3	95.2	358	0.54
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	757	1969	856	78.8	83.8	707	0.83	88.4	91.4	692	0.81
Highland House	IPO	Painesville	Garden	36	1964	539	97.4	97.2	443	0.82	100.0	100.0	436	0.81
Watergate	IPO	Euclid	High Rise	949	1971	831	84.2	87.5	564	0.68	82.4	89.3	546	0.66
				2,938		801	81.1%	84.9%	$ 559	$0.70	87.0%	90.4%	$ 541	$0.68
AFFORDABLE HOUSING-FAMILY
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	100.0%	98.1%	$ 665	$0.85	96.6%	100.0%	$ 673	$0.86
Total Joint Venture				3,046		800	81.9%	85.3%	$ 563	$0.70	87.4%	90.7%	$ 546	$0.68
Total Portfolio Less Acquired Properties				19,057		914	89.6%	91.3%	$ 726	$0.79	91.1%	93.9%	$ 702	$0.77
Total Portfolio				20,263		919	89.1%	91.3%	$ 723	$0.79	91.1%	94.2%	$ 663	$0.72

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

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and six month period ended June 30, 2001 and 2000 are summarized in the following table:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2001	2000	2001	2000

Net income (loss) applicable to common shares	$1,638	$(2,056)	$(322)	$(5,044)

Depreciation on real estate assets:
Wholly owned properties	7,691	7,673	15,343	15,195
Joint venture properties	214	160	418	274
Amortization of intangible assets	289	404	578	807
Gain on sale of properties	(3,344)	-	(3,344)	-
Funds From Operations	6,488	6,181	12,673	11,232

Depreciation - other assets	551	526	1,107	1,014
Amortization of deferred financing fees	336	257	677	555
Fixed asset additions	(2,888)	(2,713)	(4,593)	(6,878)
Distributable Cash Flow	$4,487	$4,251	$9,864	$5,923

Weighted average shares - Basic	19,429	19,611	19,403	19,936
- Diluted	19,622	19,611	19,403	19,936

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage its exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of the Company's interest rate sensitive assets and liabilities. As of June 30, 2001, the fair market value of the Company's debt has increased approximately $12.1 million or 2.2% as a result of the decline in interest rates since December 31, 2000. There have been no other material changes in the fair value of assets and liabilities since the date of the Company's Form 10-K.

PART II

OTHER INFORMATION

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

The Company recently settled a lawsuit pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company and others ) involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. In respect to the above settlement, the Company recorded a liability and a charge to its results of operations to reflect the cash settlement. In addition, the Company is entitled to indemnification from the former MIGRA stockholders arising out of the Merger Agreement between the Company and MIGRA dated April 16, 1998 which had the effect of offsetting a portion of the aforementioned costs recorded by the Company. The Company believes that the amounts not recovered under the aforementioned indemnification, are covered under MIG's liability insurance policy. Accordingly, the net amounts charged to the Company's general and administrative expense in respect of the settlement were not material. (See Note 12 of the Notes to the Financial Statements presented in Part 1, Item 1 of this report for additional discussion).

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2001, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:

		For	Withhold Authority
(a)	The election of the following directors:

	Albert T. Adams	16,108,270.761	448,668.160
	James M. Delaney	16,322,300.761	234,638.160
	Jeffrey I. Friedman	15,551,701.761	1,005,237.160
	Gerald C. McDonough	16,315,093.429	241,845.492
	Mark L. Milstein	16,290,526.915	266,412.006
	Frank E. Mosier	16,309,047.583	247,891.338
	Richard T. Schwarz	16,331,794.761	225,144.160
	Louis E. Vogt	15,672,555.761	884,383.160
	Larry E. Wright	16,324,164.761	232,774.160

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13 to Form 10-K filed March 15, 2000.

4.13a	First Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13a to Form 10-Q filed August 8, 2000.

4.13b	Second Amendment to Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-K filed March 13, 2001.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 10, 2001	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President, Chief Financial
Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 10, 2001

(Date) Lou Fatica, Vice President, Chief Financial Officer

and Treasurer