Form 10-Q
period 2001-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2001-11-13
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
Yes [ x ] No [ ]

Number of shares outstanding as of November 8, 2001: 19,419,129 shares

ASSOCIATED ESTATES REALTY CORPORATION

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2001	2000
ASSETS
Real estate assets
Land	$ 90,899	$ 92,083
Buildings and improvements	784,159	794,908
Furniture and fixtures	32,355	32,248
	907,413	919,239
Less: accumulated depreciation	(196,481)	(184,600)
	710,932	734,639
Construction in progress	10,194	7,543
Real estate, net	721,126	742,182
Properties held for sale, net of accumulated depreciation	11,072	27,845
Cash and cash equivalents	1,442	566
Restricted cash	15,224	14,784
Accounts and notes receivable
Rents	1,008	864
Affiliates and joint ventures	15,657	12,456
Other	3,679	3,886
Intangible and other assets, net	17,114	16,976
	$ 786,322	$ 819,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 549,133	$ 567,468
Unsecured debt	105	709
Total indebtedness	549,238	568,177
Accounts payable and accrued expenses	24,228	24,198
Dividends payable	4,858	-
Resident security deposits	4,580	5,412
Funds held on behalf of managed properties
Affiliates and joint ventures	10,030	8,123
Other	1,538	1,380
Accrued interest	2,749	2,942
Accumulated losses and distributions of joint ventures
in excess of investment and advances	330	1,351
Total liabilities	597,551	611,583

Operating partnership minority interest	10,591	11,520

Commitments and contingencies	-	-

Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value;
50,000,000 authorized; 22,995,764 issued
and 19,429,629 and 19,349,584 outstanding at
September 30, 2001 and December 31, 2000, respectively	2,300	2,300
Paid-in capital	278,951	279,618
Accumulated distributions in excess of net income	(126,698)	(108,002)
Accumulated other comprehensive income	(2)	(2)
Less: Treasury shares, at cost, 3,566,134 and 3,646,180 shares
at September 30, 2001 and December 31, 2000, respectively	(32,621)	(33,708)
Total shareholders' equity	178,180	196,456
	$ 786,322	$ 819,559

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2001	2000	2001	2000
Revenues
Rental	$ 35,691	$ 36,601	$ 107,894	$ 108,323
Property management fees	1,275	1,318	3,901	3,801
Asset management fees	749	729	2,227	1,912
Asset acquisition fees	-	352	-	352
Painting services	699	493	1,515	1,119
Other	930	848	3,359	2,502
Total revenues	39,344	40,341	118,896	118,009
Expenses
Property operating and maintenance	16,427	16,549	50,039	48,599
Depreciation and amortization	8,490	8,638	25,459	25,623
Painting services	601	422	1,246	1,145
General and administrative	3,427	3,416	10,009	11,077
Interest expense	10,665	11,190	32,656	33,502
Total expenses	39,610	40,215	119,409	119,946
(Loss) income before gain on sale of operating
properties, equity in net income (loss) of
joint ventures and minority interest	(266)	126	(513)	(1,937)
Gain on sale of operating properties	2,694	8,536	6,038	8,536
Equity in net income (loss) of joint ventures	99	(18)	(336)	(108)
Minority interest in operating partnership	(121)	(128)	(362)	(277)
Net income	$ 2,406	$ 8,516	$ 4,827	$ 6,214

Net income applicable to common shares	$ 1,035	$ 7,145	$ 713	$ 2,101
Earnings per common share - basic:
Net income applicable to common shares	$ .05	$ .36	$ .04	$ .11
Earnings per common share - diluted:
Net income applicable to common shares	$ .05	$ .36	$ .04	$ .11

Dividends declared per common share	$ .25	$ .25	$ ,75	$ .875

Weighted average number of
common shares outstanding - basic	19,430	19,724	19,412	19,863
- diluted	19,714	19,734	19,553	19,877

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

(UNAUDITED)

(In thousands)	2001	2000
Cash flow from operating activities:
Net income	$ 4,827	$ 6,214
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	25,459	25,623
Gain on sale of operating properties	(6,038)	(8,536)
Minority interest in operating partnership	362	277
Equity in net loss of joint ventures	336	108
Earnings distributed from joint ventures	217	-
Net change in assets and liabilities:
- Restricted cash	(809)	(99)
- Accounts and notes receivable	(329)	1,454
- Accounts and notes receivable of affiliates and joint ventures	156	(2,815)
- Accounts payable and accrued expenses	(49)	(1,831)
- Other operating assets and liabilities	(1,962)	(1,115)
- Funds held on behalf of managed properties	158	(988)
- Funds held on behalf of managed properties of affiliates and
joint ventures	1,906	(896)
Total adjustments	19,407	11,182
Net cash flow provided by operations	24,234	17,396

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(10,939)	(17,427)
Net proceeds received from sale of operating properties	4,799	12,433
(Contributions to) distributions from joint ventures	(4,931)	1,591
Net cash flow used for investing activities	(11,071)	(3,403)

Cash flow from financing activities:
Principal payments on secured debt	(4,218)	(3,783)
Proceeds from secured debt	4,200	9,800
Principal payment on senior note	-	(8,543)
Principal payment on medium-term note	(604)	-
Line of Credit borrowings	32,600	34,764
Line of Credit repayments	(25,600)	(34,764)
Common share dividends paid	(14,551)	(20,184)
Preferred share dividends paid	(4,114)	(4,113)
Purchase of treasury shares	-	(17,760)
Net cash flow used for financing activities	(12,287)	(44,583)
Increase (decrease) in cash and cash equivalents	876	(30,590)
Cash and cash equivalents, beginning of period	566	36,385
Cash and cash equivalents, end of period	$ 1,442	$ 5,794

Supplemental disclosure of cash flow information:
Issuance of common shares in connection with the second
anniversary payment of the MIGRA merger	$ -	$ 2,983
Assumption of debt by purchasers of properties	25,316	7,086
Dividends declared but not paid	4,858	4,834
Cash paid for interest (excluding capitalized interest)	31,882	33,779
Contribution of land to joint venture	-	4,603
Adjustment for redemption of minority interest	536	292

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

The Company's portfolio currently consists of a total of 129 properties of which 75 (62 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; nine properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned; one Affordable Housing property 50.0% owned; and two Market Rate properties 49.0% owned) and 45 non-owned properties (one of which is a commercial property) managed by the Company or one of its subsidiaries or Service Companies. Additionally, MIG provides asset management services for another seven properties, six of which are commercial properties.

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

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS 141; however, since June 30, 2001, there were no combinations by the Company to which this would apply. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the three-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 142 and assessing the impact of adoption.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will be effective at the beginning of 2003. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement will be effective at the beginning of 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $10.2 million and $7.5 million at September 30, 2001 and December 31, 2000, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $788,000 and $823,000 during the nine month periods ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, the Company completed the construction of a property and the last 16 units were made available for occupancy. In connection with the completion of this construction, the final $1.7 million was transferred from construction in progress to buildings and improvements.

3. REAL ESTATE SALES

In June 2001, the Company completed a sale of four Market Rate properties located in Central and Southwestern Ohio. The buyer purchased the four properties for $5.1 million in gross cash proceeds plus assumed mortgage indebtedness of $18.1 million. The sale resulted in the Company recording a gain of $3.3 million. In July, 2001, the Company completed the sale of one Market Rate property located in Northeast Ohio. The buyer purchased the property for $158,000 in gross cash proceeds plus assumed mortgage indebtedness of $7.2 million. The sale resulted in the Company recording a gain of $2.7 million.

In the quarter ended September 30, 2000, the Company completed the sales of four Market Rate properties. The properties were purchased for gross cash proceeds of $12.3 million, one property included an existing loan of $7.1 million which was assumed by the buyer. The sales resulted in the Company recording total gains of $8.5 million.

4. PROPERTIES HELD FOR SALE

Three Market Rate properties located in Ohio were sold on December 31, 1999. To facilitate the sale, the Company financed the sale with fixed rate debt which had an original maturity date of July 1, 2001. The maturity date of this debt has been extended to December 31, 2001. The sale provided for the Company's continued management of the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These three properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at September 30, 2001 and December 31, 2000. Additionally, at September 30, 2001, the Company had contracts to sell one Market Rate property and one Affordable Housing property, which are presented in the Consolidated Balance Sheets as "Properties held for sale" at September 30, 2001. These five properties had an aggregate net income of $739,000 for the nine months ended September 30, 2001. Also, at December 31, 2000, the four properties sold in June 2001 (see Note 3) were presented in the Consolidated Balance Sheets as "Properties held for sale".

5. SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 2000:

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common		In Excess Of	Other	Treasury
		Preferred	Shares	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Net Income	Income	(at cost)

Balance, Dec. 31, 2000	$196,456	$56,250	$2,300	$279,618	$(108,002)	$(2)	$(33,708)
Net income	4,827				4,827
Issuance of 80,133 restricted common shares
from treasury shares	696			(378)			1,074
Deferred compensation	(277)			(277)
Exercise of options on 2,000 shares
from treasury shares	18			(11)			29
Issue 500 shares from treasury shares	5			(1)			6
Purchase of 2,587 treasury shares	(22)						(22)
Common share dividends declared	(19,409)				(19,409)
Preferred share dividends declared	(4,114)				(4,114)
Balance, September 30, 2001	$178,180	$56,250	$2,300	$278,951	$(126,698)	$(2)	$(32,621)

6. DEBT

Conventional

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest-only payments at the rate of 7.76% through October 15, 2002 at which time payments of principal and interest are required through the maturity date of October 15, 2005.

Medium Term Notes

On September 18, 2001, in accordance with the terms of the note, the Company repaid the $604,000 outstanding balance on one medium term note. A second medium term note with a principal balance of $105,000 accrues interest at 6.88% and matures December 9, 2004.

Line of Credit

On September 30, 2001, $7.0 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted to an amount of $12.6 million. The remaining $7.4 million may become available upon completion of certain requirements. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% which was 4.56% at September 30, 2001. The Company also has a $12.0 million line of credit which originally matured October 31, 2001 but was extended until December 31, 2002 (see Note 14). Letters of credit totaling $5.5 million (see Note 13) limit the amount available under this line of credit to $6.5 million. There were no borrowings outstanding under this line at September 30, 2001. There were no borrowings outstanding under either of the lines of credit at December 31, 2000.

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

Summarized affiliate and joint venture transaction activity is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2001	2000	2001	2000

Property management fee and other
miscellaneous service revenues - affiliates	$ 366	$ 522	$ 1,575	$ 1,576
- joint ventures	243	248	711	722
Painting service revenues - affiliates	125	63	300	159
- joint ventures	298	83	625	193
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	959	1,121	3,052	3,484
- joint ventures	761	763	2,366	2,295
Interest income - affiliates	41	69	165	198
Interest expense - affiliates	(23)	(42)	(106)	(134)
- joint ventures	(4)	(7)	(17)	(20)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $5.9 million and $4.9 million at September 30, 2001 and December 31, 2000, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $2.9 million at both September 30, 2001 and December 31, 2000.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $65,000 and $6.4 million at September 30, 2001, respectively, and $573,000 and $3.6 million at December 31, 2000, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $3.4 million and $3.8 million at September 30, 2001, respectively, and $4.3 million and $950,000 at December 31, 2000, respectively.

Notes Receivable

At September 30, 2001 and December 31, 2000, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the nine months ended September 30, 2001 and 2000, the interest rates charged on these notes were approximately 6.4% and 7.7%, respectively, with principal due May 1, 2002. The Company recognized interest income of $165,000 and $196,000 for the nine months ended September 30, 2001 and 2000, respectively, relating to these notes.

Joint Ventures

On July 20, 2001, the Company entered into multiple agreements concerning the disposition of five Market Rate joint venture properties located in Northeast Ohio. Under the agreements, the Company would eventually become the 100% fee owner of three of the properties and relinquish its ownership interest in two of the properties (one property of which the Company is a 66.67% owner). These transactions are anticipated to be completed during the first half of 2002.

8. OPERATING PARTNERSHIP MINORITY INTEREST

In conjunction with the settlement of the lawsuit in the Harris County, Texas District Court against MIG Realty Advisors, Inc. ("MIGRA"), MIG's predecessor company, (see Note 12 for further details concerning the settlement) the former MIGRA shareholders redeemed 39,314 Operating Partnership units ("OP units") for cash in the amount of approximately $393,000, which represented the Company's common share price of $10.00 per unit on the day of redemption. The proceeds of the redemption were used to satisfy certain indemnification obligations owed by the former MIGRA stockholders to the Company in connection with this lawsuit. These units had a recorded value of approximately $929,000 when issued. The difference between the effective purchase price of the minority interest and its recorded value was approximately $536,000, which reduced the recorded value of the underlying real estate.

9. SHARES

On February 28, 2001, the Company granted 80,133 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's 2001 Equity Incentive Plan pursuant to which grants are made solely from treasury shares. The Company's policy on the reissuance of treasury shares is to account for the issuance on the First-In First-Out method. At September 30, 2001, the Company held 3,566,134 treasury shares at a cost of $32.6 million.

10. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares, as applicable.

	For the three months		For the nine months
(In thousands, except per share amounts)	ended September 30,		ended September 30,
	2001	2000	2001	2000
Earnings Per Common Share - Basic:
Net income	$ 2,406	$ 8,516	$ 4,827	$ 6,214
Less: Preferred share dividends	1,371	1,371	4,114	4,113
Net income applicable to common shares	$ 1,035	$ 7,145	$ 713	$ 2,101

Earnings Per Share - Diluted:
Net income	$ 2,406	$ 8,516	$ 4,827	$ 6,214
Less: Preferred share dividends	1,371	1,371	4,114	4,113
Net income applicable to common shares	$ 1,035	$ 7,145	$ 713	$ 2,101

Number of Shares:
Basic-average shares outstanding	19,430	19,724	19,412	19,863
Diluted-average shares outstanding	19,714	19,734	19,553	19,877

Earnings Per Common Share - Basic:
Net income	$ .05	$ .36	$ .04	$ .11

Earnings Per Common Share - Diluted:
Net income	$ .05	$ .36	$ .04	$ .11

Options to purchase 3.1 million and 1.8 million common shares were outstanding at September 30, 2001 and 2000, respectively, which has been reflected above using the treasury stock method.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

11. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market Rate ("Market Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments because this discrete information is the basis upon which management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0%) and properties that have been sold. The Market Rate multifamily properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States. Effective January 1, 2001, management revised its reported segments by showing Acquisition/Disposition properties as a separate segment. Previously, Acquisition/Disposition properties were included within the Market Rate segment. Also, the Unallocated Corporate Overhead segment has been eliminated and the costs previously allocated to this segment have been reallocated to the other four segments. Management has adjusted the reportable segments in order to reflect a better representation of the operations of the Company. For comparability purposes, the presentation for the three and nine months ended September 30, 2000 have been restated to reflect these revisions to the Company's reportable segments.

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

Information on the Company's segments for the three and nine months ended September 30, 2001 and 2000 is as follows:

	For the three months ended September 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 2,200	$ 31,914	$ 2,441	$ 6,196	$ 42,751
Elimination of intersegment revenues	-	(71)	(9)	(3,327)	(3,407)
Consolidated revenues	2,200	31,843	2,432	2,869	39,344

Equity in net (loss) income of joint ventures	(143)	233	9	-	99

*NOI	1,015	17,580	1,453	747	20,795

Total assets	81,427	658,112	11,971	34,812	786,322

	For the nine months ended September 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 8,465	$ 94,696	$ 7,412	$ 18,697	$ 129,270
Elimination of intersegment revenues	-	(240)	(77)	(10,057)	(10,374)
Consolidated revenues	8,465	94,456	7,335	8,640	118,896

Equity in net loss of joint ventures	(274)	(52)	(10)	-	(336)

*NOI	3,862	52,249	4,106	2,652	62,869

Total assets	81,427	658,112	11,971	34,812	786,322

	For the three months ended September 30, 2000
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 3,570	$ 31,215	$ 2,485	$ 6,195	$ 43,465
Elimination of intersegment revenues	-	(80)	(60)	(2,984)	(3,124)
Consolidated revenues	3,570	31,135	2,425	3,211	40,341

Equity in net (loss) income of joint ventures	(81)	86	(23)	-	(18)

*NOI	1,929	17,222	1,430	1,152	21,733

Total assets	95,747	674,227	12,478	48,475	830,927

	For the nine months ended September 30, 2000
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 10,831	$ 91,669	$ 7,479	$ 18,154	$ 128,133
Elimination of intersegment revenues	(2)	(261)	(136)	(9,725)	(10,124)
Consolidated revenues	10,829	91,408	7,343	8,429	118,009

Equity in net (loss) income of joint ventures	(111)	32	(29)	-	(108)

*NOI	5,850	50,852	4,279	2,480	63,461

Total assets	95,747	674,227	12,478	48,475	830,927

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the three and nine months ended September 30, 2001 and 2000 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2001	2000	2001	2000

Total NOI for reportable segments	$ 20,795	$ 21,733	$ 62,869	$ 63,461
Depreciation and amortization	(8,490)	(8,638)	(25,459)	(25,623)
General and administrative expense	(1,906)	(1,779)	(5,267)	(6,273)
Interest expense	(10,665)	(11,190)	(32,656)	(33,502)
Gain on sale of operating properties	2,694	8,536	6,038	8,536
Equity in net income (loss) of joint ventures	99	(18)	(336)	(108)
Minority interest in operating partnership	(121)	(128)	(362)	(277)
Consolidated net income	$ 2,406	$ 8,516	$ 4,827	$ 6,214

12. CONTINGENCIES

The Company settled a lawsuit pending in the Harris County, Texas District Court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company) and others involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. In respect to the above settlement, the Company recorded a liability and a charge to its results of operations to reflect the cash settlement. In addition, the Company is entitled to indemnification from the former MIGRA stockholders arising out of the Merger Agreement between the Company and MIGRA dated April 16, 1998 which had the effect of offsetting a portion of the aforementioned costs recorded by the Company. The Company believes that the amounts not recovered under the aforementioned indemnification, are covered under MIG's liability insurance policy. Accordingly, the net amounts charged to the Company's general and administrative expense in respect of the settlement were not material.

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined. Both MOD and the Company are named as party defendants in this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.917 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The Company acquired this project in 1998 as part of the acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The Company is vigorously defending this claim and pursuing its counterclaim, but cannot predict the final outcome of this dispute.

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. The litigation is in a preliminary stage. The Company believes it has meritorious defenses and intends to vigorously defend this claim, but cannot predict the final outcome of this dispute.

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

14. SUBSEQUENT EVENTS

Dividends Declared and Paid

On September 25, 2001, the Company declared a dividend of $0.25 per common share which was paid on November 1, 2001 to shareholders of record on October 15, 2001.

Sale of Property

On October 11, 2001, the Company completed the sale of one Market Rate property located in Northeast Ohio. The buyer purchased the property for a sales price of $5.3 million. The sale resulted in an estimated gain of approximately $587,000 which will be recognized in the quarter ending December 31, 2001.

On November 1, 2001, the Company completed the sale of a property located in Northeast Ohio, in which the Company had been a 33.33% owner and had purchased the other 66.67% ownership in December 2000. The buyer purchased the property for a sales price of $2.2 million. The sale resulted in an estimated gain of $441,000 which will be recognized in the quarter ending December 31, 2001.

Secured Debt

The Company has obtained a 90-day extension on a $11.0 million non-recourse first mortgage loan which was scheduled to mature November 1, 2001.

Line of Credit

The Company has extended its $12.0 million line of credit which matured October 31, 2001 to December 31, 2002. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings under this line of credit at September 30, 2001, however, the amount currently available under this line of credit is limited to $6.5 million because of outstanding letters of credit.

Joint Venture Loan

The partnership, which owns the Americana Apartments and in which the Company is a 33.33% joint venture partner, has obtained a six month extension with an option for an additional six month extension in connection with the first mortgage loan which matured November 1, 2001.

ASSOCIATED ESTATES REALTY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation, changes in economic conditions in the markets in which the Company owns properties, the impact of the events of September 11, 2001, risks of a lessening of demand for the multifamily units owned by the Company, changes in government regulations affecting the Affordable Housing Properties, changes in or termination of contracts relating to third party management and advisory business, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.

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

As an exception to this prohibition, a REIT will be allowed to own up to 100% of the securities of a Taxable REIT Subsidiary ("TRS") that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of interest and other expenses from a TRS to a REIT will be limited to ensure that a TRS is subject to an appropriate level of corporate tax. The new 10.0% asset test will not apply to certain arrangements (including third party subsidiaries) in place on July 12, 1999, provided that a subsidiary does not engage in a "substantial new line of business" or acquire any "substantial asset", and a REIT does not acquire any new securities in the subsidiary. Under the RMA, a subsidiary will be able to convert tax free into a TRS. The Company has elected TRS status for all of its preferred stock subsidiaries for 2001.

Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations, secured borrowings and property sales proceeds. The Company believes that these sources will be sufficient to meet both operating requirements and the payment of dividends in accordance with REIT requirements. In November 2001, an $11.0 million non-recourse first mortgage loan matured. The Company has executed a 90-day extension for this loan. The Company plans to complete the refinancing of this loan prior to January 31, 2002. Additionally, during the remainder of 2001 and 2002, approximately $1.4 million and $5.8 million, respectively, of principal amortization payments on secured debt are required. The Americana Apartments, a property located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner, had an $11.6 million first mortgage loan that matured in November 2001. The maturity date of this loan was extended to May 1, 2002, and may be extended for an additional six month period subject to the satisfaction of certain conditions. The Company's 33.33% share of this loan is approximately $3.9 million.

On July 16, 2001, the joint venture partners obtained a new loan in the amount of $17.2 million on the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company owns a 33.33% interest. Approximately $14.0 million of proceeds were used to repay the maturing loan on the property and the balance will be used to pay for a portion of the improvements to the property's underground parking garage.

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest-only payments at the rate of 7.76% through October 15, 2002 at which time payments of principal and interest are required through the maturity date of October 15, 2005.

At September 30, 2001, the Company had $7.0 million outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. The remaining $7.4 million may become available upon completion of certain requirements. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5%. There were no borrowings outstanding under this line of credit at December 31, 2000. Additionally, the Company also has a $12.0 million line of credit which matured October 31, 2001. This loan has been extended to December 31, 2002. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either September 30, 2001 or December 31, 2000; however, the amount currently available under this line of credit is limited to $6.5 million because of outstanding letters of credit..

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

Operating Partnership: In conjunction with the settlement of the lawsuit in the Harris County, Texas District Court against MIG Realty Advisors, Inc. ("MIGRA"), MIG's predecessor company (see Note 12 of the Notes to the Financial Statements presented in Part I, Item 1 of this report for further details concerning the settlement), the former MIGRA shareholders redeemed 39,314 Operating Partnership units ("OP units") for cash in the amount of approximately $393,000, which represented a value of $10.00 per unit. The proceeds of the redemption were used to satisfy certain indemnification obligations owed by the former MIGRA stockholders to the Company in connection with this lawsuit. These units had a recorded value of approximately $929,000 when issued. The difference between the redeemed value and the recorded value was approximately $536,000, which reduced the recorded value of the underlying real estate.

Acquisitions, Dispositions and Development

Any future multifamily property acquisitions or developments, whether wholly owned or through a co-investment, would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, secured debt financings, or the issuance of shares or units exchangeable into common shares.

Advisory Potential Acquisitions and Dispositions: While over $40.0 million in assets are currently listed for sale, it is anticipated that those assets will not be sold until the first quarter 2002. Additionally, acquisitions on behalf of advisory clients are not expected to occur prior to the end of the current year.

Advisory Acquisitions: In January 2001 and March 2001, MIG acquired two multifamily properties in Florida containing 319 units and 364 units, respectively. In August 2001, MIG acquired a multifamily property in California containing 288 units. All three acquisitions were made on behalf of MIG advisory clients. MIG was retained to provide asset property management services for all three properties and a Company subsidiary was hired to provide property management services.

Advisory Dispositions: In January 2001, one property containing 236 units was sold on behalf of a MIG advisory client.

Potential Dispositions: The Company is strategically marketing 11 properties. These 11 properties are comprised of one Affordable Housing property and 10 Market Rate properties (seven located in Ohio and three located in Michigan). As of September 30, 2001, the Company had entered into contracts to sell three of these properties.

Dispositions: In June 2001, the Company completed a sale of four Market Rate properties located in Central and Southwestern Ohio. The buyer purchased the four properties for $5.1 million in gross cash proceeds plus assumed mortgage obligations of $18.1 million. The sale resulted in the Company recording a gain of $3.3 million. Additionally, in July 2001, the Company completed the sale of one Market Rate property located in Northeast Ohio. The buyer purchased the property for $158,000 in gross cash proceeds plus the assumption of mortgage obligations of $7.2 million. The sale resulted in a gain of $2.7 million. Also, on October 11, 2001, the Company completed the sale of one Market Rate property located in Northeast Ohio. The buyer purchased the property for a sales price of $5.3 million. The sale resulted in an estimated gain of approximately $587,000 which will be recognized in the period ending December 31, 2001. Additionally, on November 1, 2001, the Company completed the sale of a property located in Northeast Ohio, in which the Company had been a 33.33% owner and had purchased the other 66.67% ownership in December 2000. The buyer purchased the property for a sales price of $2.2 million. The sale resulted in an estimated gain of $441,000 which will be recognized in the quarter ending December 31, 2001.

In the short run, the sale of properties will likely result in a reduction in net income and portfolio size for the Company; however, it is expected that sale proceeds will either be redeployed into new growth opportunities, fund existing assets' investment capital or will be used by the Company to alter its capital structure. Investment alternatives are chosen based on whether they are anticipated to be accretive to earnings per share in the long run. The proceeds from sales will be allocated to investment alternatives with the highest projected marginal returns.

Development: For the nine month period ended September 30, 2001, the Company completed the construction and leasing of 16 units at one of the Company's development properties. Additionally, the partnership, of which the Company is a 49.0% joint venture partner, completed the construction and commenced leasing 100 units of the scheduled 252 units for Berkley Manor.

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
		1,304

1To be Determined

Management Contract Cancellation

During 2001, the Company's management contracts associated with the following properties were terminated:

Effective		Management	Approximate	Approximate Annualized
Date of	Management	Contract	Management Fees	Loss of Management
Termination	Company	Canceled	Earned During 2001	Fees During 2001
			(In thousands)
Affordable Housing Properties:
3/08/01	AERC	Jaelot	$ 16	$ 80
3/21/01	AERC	Spring Hill Villa	11	33
3/21/01	AERC	Warrensville Manor	11	33

Advisory Properties:
1/02/01	AERC	Advised Assets	-	474
1/25/01	AERC	Advised Assets	3	123

Additionally, the Company anticipates that the following management contracts may be canceled during 2001 primarily because of proposed sales:

Approximate
Management Fees
Effective			Earned During The
Date of	Management		Nine Months Ended
Termination	Company	Management Contract Canceled	September 30, 2001
(In thousands)
Affordable Housing:
Undetermined	AEMC	Hillwood II	$ 92

Market Rate Properties:
11/30/01	AEMC	Empire House	12
Undetermined	AERC	Americana (33.33% Joint Venture)	90*
Undetermined	AERC	Gates Mills Towers (33.33% Joint Venture)	141*
Undetermined	AERC	Watergate (33.33% Joint Venture)	188*
Undetermined	AERC	College Towers (50.00% Joint Venture)	69*

Advisory Properties:
Undetermined	AERC	Advised Assets	152
Undetermined	AERC	Advised Assets	79

*Net fees

Dividends: On September 25, 2001, the Company declared a dividend of $0.25 per common share which was paid on November 1, 2001 to shareholders of record on October 15, 2001. On August 16, 2001, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on September 17, 2001 to shareholders of record on September 4, 2001.

Cash flow sources and applications: Net cash provided by operating activities increased $6.8 million from $17.4 million to $24.2 million for the nine months ended September 30, 2001 when compared with the nine months ended September 30, 2000. This increase was primarily due to the net activity of the following items:

(i) For the nine months ended September 30, 2001, the net loss before the gain on sale of operating properties was $1.2 million compared to a net loss of $2.3 million for the nine months ended September 30, 2000, an improvement of $1.2 million. This improvement was primarily due to an increase of $887,000 in total revenues and a decrease of $537,000 in total expenses. As explained in greater detail below, the primary reason for the increase in total revenues was due to other revenues increasing $857,000 mainly as a result of the recording of a $363,000 supervisory fee earned at the time of the sale of a non-owned managed Affordable Housing property and the recognition of increased income related to the residential utility billings program during 2001. The decrease in total expenses was primarily due to a decrease of $1.1 million in general and administrative expenses and $846,000 in interest expense net of a $1.4 million increase in property operating expenses.

(ii) For 2001, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures decreased $173,000, while for 2000 they decreased $1.4 million. This results in an increase of $1.2 million when comparing the two periods.

(iii) For 2001, accounts payable and accrued expenses decreased $49,000, while for 2000 they decreased $1.8 million resulting in an increase to cash flow provided by operations of $1.8 million. The primary reason for this variance relates to the timing of the payment of liabilities, thus lowering the necessity of accruals due to cash payments at September 30, 2001 compared to September 30, 2000.

(iv) For 2001, other assets and liabilities increased $2.0 million, primarily as a result of the payment of the Company's insurance premium that increased substantial in 2001 primarily due to an increase in the premium for hurricane insurance on the Company's Florida properties, prepaid real estate taxes and a reduction in security deposits held for tenants, while for 2000 they increased $1.1 million primarily due to prepaid real estate taxes. This results in a decrease of $900,000 when comparing the two periods.

(v) For 2001, funds held for non-owned managed properties and non-owned managed properties of affiliates and joint ventures increased $2.1 million. For 2000, they decreased $1.9 million. This results in an increase of $4.0 million when comparing the two periods. The primary reason for the increase was the funding, in July 2001, of a new $17.2 million loan on the Watergate Apartments in which the Company is a 33.33% joint venture partner. Approximately $13.2 million of the proceeds were used to repay the maturing loan and the balance, which is held by the Company, is being used to pay for a portion of the improvements to the property's underground parking garage.

Net cash flows used for investing activities of $11.1 million for the nine months ended September 30, 2001 were primarily the net result of $10.9 million used for the development of multifamily real estate, the purchase of development land and other capital expenditures, and $4.9 million used for capital improvements to certain joint venture properties net of $4.8 million of net proceeds from the sale of five operating properties.

Net cash flows used for financing activities of $12.3 million for the nine months ended September 30, 2001 were primarily used to pay dividends on the Company's common and preferred shares and to pay principal payments on secured debt offset by proceeds from secured debt and by net borrowings on the Company's line of credit.

RESULTS OF OPERATIONS

Comparison of the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2000

In the following discussion of the comparison of the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2000, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 61 wholly owned properties and one property which is 66.67% owned. Acquired/Disposed properties represents two recently constructed properties that have not yet reached a stabilization occupancy rate of at least 93.0%, one property in which the Company was a 33.33% owner and purchased the remaining 66.67% ownership in December 2000 and properties which have been sold. Affordable Housing represents 13 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses and service companies expense for the Management and Service Operations segment from total revenues. For the nine months ended September 30, 2001, NOI was $62.9 million, a decrease of $592,000 when compared to the NOI of $63.5 million for the nine months ended September 30, 2000. The NOI for each of the four segments of the Company for the nine months ended September 30, 2001 and 2000 was: Acquisition/Disposition $3.9 million and $5.9 million, Market Rate $52.2 million and $50.8 million, Affordable Housing $4.1 million and $4.3 million and Management and Service Operations $2.7 million and $2.5 million, respectively. The components of NOI together with an explanation of the variances are described as follows:

Overall, total revenues decreased $1.0 million or 2.5% and increased $887,000 or 1.0% and total expenses decreased $605,000 or 1.5% and $537,000 when comparing the quarter and nine months ended September 30, 2001 to the quarter and nine months ended September 30, 2000, respectively. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $6.1 million or 85.5% for the quarter and $1.4 million or 66.1% for the nine months.

Rental Revenues: Rental revenues decreased $910,000 or 2.5% for the quarter and $429,000 for the nine months. Rental revenues from the Acquired/Disposed properties decreased $1.4 million or 39.3% for the quarter and $2.4 million or 22.7% for the nine months. For both periods, the decrease was primarily the result of the properties sold during 2000 which contributed $675,000 and $2.8 million of rental income for the quarter and nine months, respectively. Also contributing to the quarter decrease were the properties sold in 2001, which contributed $47,000 to revenue in 2001 compared to $1.3 million in 2000. Finally, it should be noted that the three acquisition properties contributed $2.1 million of rent for the current quarter compared to $1.6 million for the same quarter one year ago. The Market Rate properties increased $445,000 for the quarter and $2.0 million for the nine months primarily due to increased rental rates. The average rental rate per unit was $777 for the 2001 quarter compared to $747 for the 2000 quarter and $772 for the 2001 nine months compared to $742 for the 2000 nine months. During these periods, the economic occupancies were 89.5% and 89.7% for the 2001 quarter and nine months, respectively, compared to 91.3% and 90.8% for the 2000 quarter and nine months, respectively.

Other Revenues: Other Income increased $82,000 or 9.7% and $857,000 or 34.3% for the quarter and nine month periods, respectively. The increase for the quarter was primarily due to revenues earned in connection with the residential utility billings ("RUBS") program ($573,000 for 2001 compared to $292,000 for 2000). The RUBS program is expected to continue to provide quarter over quarter increases until it levels off in the fourth quarter of the current year. The RUBS revenue was primarily earned on the Market Rate properties. In addition to the RUBS program ($1.5 million for 2001 compared to $532,000 for 2000), the nine month increase also included a $363,000 supervisory fee, recorded on the Management and Service companies segment, earned in March 2001 upon the sale of a non-owned Affordable Housing property. It should also be noted that interest income decreased $123,000 and $589,000 when comparing the quarter and nine months ended September 30, 2001 to the same periods in 2000.

The management and Service Companies recognized property and asset management fees of $2.0 million and $6.1 million for the quarter and nine months 2001 compared to $2.0 million and $5.7 million for the quarter and nine months 2000. The increase in the nine month period 2001 was primarily due to the addition of eight client management contracts (five added during 2000 and three during 2001) offset by the loss of two client management contracts. Additionally, the quarter and nine months 2001 activity excludes revenue previously generated by three management contracts on non-owned properties that were lost in 2001 (the three properties were sold in March 2001).

Property Operating and Maintenance Expenses: Property operating and maintenance expenses decreased $122,000 for the quarter and increased $1.4 million or 3.0% for the nine months. These expenses for the Acquisition/Disposition properties decreased $455,000 for the quarter and $377,000 for the nine months. For both periods, the variance was primarily the result of the sale of the six properties during 2000 which incurred expenses of $387,000 for the quarter and $1.4 million for the nine months. Offsetting these decreases were increases of $493,000 and $1.6 million for the quarter and nine months, respectively, for a property acquired in December 2000 and two development properties which came on line during 2000. For the Market Rate properties, these expenses increased $351,000 for the quarter and $1.7 million or 4.1% for the nine months. The increase for the nine month period was primarily due to utility costs which increased $709,000 or 10.8% mainly because of increased gas costs as both usage and rates were higher in 2001 then 2000. Additionally, personnel expense increased $747,000 or 5.8% primarily as a result of reallocation of personnel resources by the Company due to the decentralization of property operations. These expenses were included in general and administrative expenses prior to 2001. For the Affordable Housing properties, these expenses decreased $17,000 for the quarter and increased $164,000 or 5.4% for the nine months, primarily due to increased utility costs, principally gas costs which were up due to greater usage and increased rates.

Other Expenses: The Company allocates general and administrative expenses to its four segments as follows: Based on an internal cost analysis, an amount equal to 85.0% of the management and Service Companies' revenues is classified as Service Companies' expense ($1.5 million and $4.7 million for the quarter and nine months 2001 and $1.6 million and $4.8 million for the quarter and nine months 2000), the balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segments. General and administrative expenses increased $11,000 for the quarter and decreased $1.1 million or 9.6% for the nine months. The decrease for the nine months was primarily attributable to a decrease in payroll and related expenses, mainly because of the refinement of certain estimates used by the Company that resulted in allocating certain payroll and related expenses to the properties, and a decrease in consulting and professional fees incurred by the Company.

Interest expense decreased $525,000 or 4.7% for the quarter and $846,000 or 2.5% for the nine months. Interest expense for the Acquired/Disposed properties decreased $370,000 for the quarter and $162,000 for the nine months. Since the Company capitalizes interest costs on funds used in construction, the related reduction of interest expense is recorded in the Acquired/Disposed properties segment as this is the segment to which development properties are classified. For the quarter ended September 30, 2001, capitalized interest was $42,000 higher than 2000 while for the nine months ended September 30, 2001, capitalized interest was $34,000 lower than the comparable period in 2000. For the Market Rate properties, interest expense decreased $212,000 for the quarter and $647,000 for the nine months, primarily as a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal payments. Also, there are fewer loans outstanding as the five properties sold in 2001 all secured loans which were transferred to the buyers. For the Affordable Housing properties, interest expense was the same for the quarter and decreased $2,000 for the nine months, primarily due to lower outstanding balances.

Equity in net income (loss) of joint ventures

For the quarter ended September 30, 2001, the combined equity in net income (loss) of joint ventures increased $117,000 when compared to the quarter ended September 30, 2000. The increase was primarily due to a decline in interest expense, as one joint venture property's loan was refinanced at a lower rate (current rate is 6.55%, previous rate was 10.0%). For the nine months ended September 30, 2001, the combined equity in net loss of joint ventures increased $228,000. This was primarily the result of increased depreciation expense in connection with the two 49.0% investments made by the Company, one in May 2000 and the second, a property under construction which commenced leasing 100 of the scheduled 252 units to be built, in August 2001.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and nine months ended September 30, 2001 and 2000.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2001	2000	2001	2000

Beneficial interests in joint venture operations
Rental revenue	$ 1,999	$ 2,052	$ 5,889	$ 5,573
Cost of operations	1,176	1,249	3,986	3,622
	823	803	1,903	1,951
Interest income	3	7	41	31
Interest expense	(476)	(585)	(1,536)	(1,518)
Depreciation	(247)	(231)	(724)	(536)
Amortization	(4)	(12)	(20)	(36)
Net income (loss)	$ 99	$ (18)	$ (336)	$ (108)

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases.

The market for the Affordable Housing properties is unique in that the residents of these properties receive assistance under various HUD programs. At many of the Affordable Housing properties, waiting lists of qualified applicants are maintained which minimizes the need to advertise these units. The average economic occupancy of these properties consistently exceeds 98.0%. However, changes in government programs could potentially create decreased rental revenues, additional vacancies, require more marketing costs and, in some cases, these properties may be converted to Market Rate properties.

CONTINGENCIES

Litigation

The Company settled a lawsuit pending in the Harris County, Texas district court against MIG Realty Advisors, Inc. ("MIGRA") (MIG's predecessor company and others ) involving a claim for contribution and indemnity arising out of MIGRA having served as an investment advisor to an advisory client in connection with the acquisition of an apartment project located in Houston, Texas. On or about December 30, 1998, the advisory client that acquired the property filed suit against the seller, the consulting engineer who performed the engineering due diligence and others seeking damages for defective conditions discovered at the property that were allegedly concealed by the seller and not discovered by the consulting engineer during the pre-purchase due diligence investigation conducted by the engineer. The consulting engineer filed a third party claim against MIGRA, alleging that MIGRA was responsible for the conduct of the due diligence investigation and consequently MIGRA, rather than the engineer was responsible for any damages suffered by the advisory client. Some of the other defendants, including the seller and the general contractor filed cross actions against MIGRA under the Texas contribution and proportionate liability statutes alleging that MIGRA was responsible in whole or in part for the damages alleged to have been suffered by the plaintiff advisory client. The consulting engineer later amended its cross action to include similar claims against MIGRA for contribution and determination of proportionate responsibility. The advisory client and MIGRA entered into a tolling agreement for the purpose of tolling any claims that the advisory client may have had against MIGRA in connection with the apartment project. The effect of the cross actions was to attempt to make MIGRA potentially responsible for some or all of the claims of the advisory client irrespective of whether MIGRA had been sued directly by the advisory client. On March 28, 2001, the Company entered into a settlement agreement, which had the effect of releasing MIGRA, the Company and others from all liability in connection with the lawsuit. The terms of the settlement agreement are confidential. In respect to the above settlement, the Company recorded a liability and a charge to its results of operations to reflect the cash settlement. In addition, the Company is entitled to indemnification from the former MIGRA stockholders arising out of the Merger Agreement between the Company and MIGRA dated April 16, 1998 which had the effect of offsetting a portion of the aforementioned costs recorded by the Company. The Company believes that the amounts not recovered under the aforementioned indemnification, are covered under MIG's liability insurance policy. Accordingly, the net amounts charged to the Company's general and administrative expense in respect of the settlement were not material. (See Note 12 of the Notes to the Financial Statements presented in Part 1, Item 1 of this report for additional discussion).

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined. Both MOD and the Company are named as party defendants in this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.917 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The Company acquired this project in 1998 as part of the acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The Company is vigorously defending this claim and pursuing its counterclaim, but cannot predict the final outcome of this dispute.

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. The litigation is in a preliminary stage. The Company believes it has meritorious defenses and intends to vigorously defend this claim, but cannot predict the final outcome of this dispute.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

Expected Property Sales

Three Market Rate properties located in Ohio were sold on December 31, 1999. To facilitate the sale, the Company financed the sale with fixed rate debt maturing July 1, 2001. The maturity date of this debt has been extended to December 31, 2001. The sale provided for the Company's continued management of the properties. These sales will not be recognized for GAAP purposes until the seller financing is repaid. These three properties are presented as "Properties held for sale" in the Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.

The following tables present information concerning the Multifamily Properties owned by Associated Estates Realty Corporation.

							For the three months ending				For the three months ending
							September 30, 2001				September 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

MARKET RATE
Acquired Properties
Ohio
Euclid House	12/01/00	Euclid	Mid Rise	126	1969	654	87.5%	94.4%	$ 476	$0.73	93.4%	95.2%	$459	$0.70
Village at Avon (completed 2/01)	02/01/01	Avon	Ranch	312	2001	1,069	84.4	89.7	1,044	0.98	NA	NA	NA	NA
Windsor Kirkman (completed 6/00)	06/01/00	Orlando	Garden	460	2000	1,070	82.8	97.0	962	0.90	NA	NA	NA	NA
				898		1,011	83.8%	94.1%	$ 922	$0.91	NA	NA	NA	NA

JOINT VENTURE
Idlewylde	5/15/00	Deluth	Garden	308	2000	968	92.4%	94.8%	$ 837	$0.87	92.0%	95.1%	$833	$0.86
Total Acquired Properties				1,206		1,000	85.8%	94.3%	$ 901	$0.90	NA	NA	NA	NA

SAME STORE-MARKET RATE
Phoenix, Arizona
20th & Campbell Apartments	06/30/98	Phoenix	Garden	204	1989	982	81.9%	86.3%	$ 854	$0.87	84.2%	88.2%	$824	$0.84

Florida
Cypress Shores Apartments	02/03/98	Coconut Creek	Garden	300	1991	991	88.3%	95.7%	$ 990	$1.00	86.9%	86.0%	$ 927	$0.94
Windsor Pines	10/23/98	Pembroke Pines	Garden	368	1998	1,132	91.3	99.2	1,179	1.04	90.4	92.9	1,113	0.98
				668		1,069	90.1%	97.6%	$1,094	$1.02	89.0%	89.8%	$1,030	$0.96

Atlanta, Georgia
The Falls Apartments	02/03/98	Atlanta	Garden	520	1986	963	75.0%	81.5%	$773	$0.80	80.3%	84.6%	$737	$0.77
Morgan Place Apartments	06/30/98	Atlanta	Garden	186	1989	679	85.8	90.9	891	1.31	86.9	92.5	857	1.26
				706		888	78.2%	84.0%	$804	$0.90	82.2%	86.7%	$769	$0.87

Indianapolis, Indiana
The Gables at White River	02/06/97	Indianapolis	Garden	228	1991	974	90.3%	93.0%	$791	$0.81	92.8%	95.2%	$759	$0.78
Steeplechase Apartments	08/11/98	Indianapolis	Garden	264	1998	929	87.4	95.8	783	0.84	84.1	89.0	757	0.82
Waterstone Apartments	08/29/97	Indianapolis	Garden	344	1997	984	94.2	99.7	846	0.86	91.4	97.1	813	0.83
				836		964	91.1%	96.7%	$811	$0.84	89.5%	94.0%	$780	$0.81
Maryland
Reflections Apartments	02/03/98	Metro D.C.	Garden	184	1985	1,020	96.7%	98.4%	$1,039	$1.02	94.0%	98.9%	$966	$0.95
The Gardens at Annen Woods	06/30/98	Metro D.C.	Garden	132	1987	1,269	96.1	97.7	1,027	0.81	96.4	98.5	978	0.77
Hampton Point Apartments	06/30/98	Metro D.C.	Garden	352	1986	817	95.4	98.3	954	1.17	95.9	99.1	885	1.08
				668		962	95.9%	98.2%	$992	$1.03	95.5%	99.0%	$926	$0.96

							For the three months ending				For the three months ending
							September 30, 2001				September 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Michigan
Arbor Landings Apartments	01/20/95	Ann Arbor	Garden	328	1990	1,115	95.7%	95.4%	$1,017	$0.91	96.2%	99.1%	$979	$0.88
Aspen Lakes	09/04/96	Grand Rapids	Garden	144	1981	789	96.6	98.6	603	0.76	97.4	98.6	587	0.74
Central Park Place	12/29/94	Grand Rapids	Garden	216	1988	850	97.3	99.5	677	0.80	97.9	99.1	660	0.78
Clinton Place	08/25/97	Clinton Twp.	Garden	202	1988	954	94.3	93.6	762	0.80	95.4	97.5	738	0.77
Country Place Apartments	06/19/95	Mt. Pleasant	Garden	144	1987-89	859	95.0	96.5	645	0.75	96.4	99.3	619	0.72
Georgetown Park Apartments	12/28/94	Fenton	Garden	480	1987-96	1,005	87.6	91.9	756	0.75	87.2	94.4	742	0.74
The Landings at the Preserve	09/21/95	Battle Creek	Garden	190	1990-91	952	97.1	99.5	671	0.70	87.7	88.4	667	0.70
The Oaks and Woods at Hampton	08/08/95	Rochester Hills	Gdn/Tnhms	544	1986-88	1,050	91.0	94.3	906	0.86	98.4	99.8	865	0.82
Spring Brook Apartments	06/20/96	Holland	Gdn/Tnhms	168	1986-88	818	86.7	89.9	580	0.71	97.1	97.0	554	0.68
Spring Valley Apartments	10/31/97	Farmington Hills	Garden	224	1987	893	95.0	94.2	901	1.01	97.0	97.3	872	0.98
Summer Ridge Apartments	04/01/96	Kalamazoo	Garden	248	1989-91	960	98.1	100.0	719	0.75	98.8	100.0	694	0.72
				2,888		966	93.2%	95.3%	$787	$0.82	95.2%	97.4%	$762	$0.79
North Carolina
Windsor Falls Apartments	06/30/98	Raleigh	Garden	276	1994	979	79.9%	90.9%	$810	$0.83	83.1%	92.8%	$793	$0.81

Central Ohio
Arrowhead Station	02/28/95	Columbus	Townhomes	102	1987	1,344	94.5%	100.0%	$ 804	$0.60	95.5%	96.1%	$765	$0.57
Bedford Commons	12/30/94	Columbus	Townhomes	112	1987	1,157	94.1	97.3	911	0.79	96.9	97.3	811	0.70
Bolton Estates	07/27/94	Columbus	Garden	196	1992	687	92.3	92.3	515	0.75	87.7	95.4	482	0.70
Bradford at Easton	05/01/98	Columbus	Garden	324	1996	1,010	93.5	97.8	754	0.75	95.5	97.8	712	0.71
Colony Bay East	02/21/95	Columbus	Garden	156	1994	903	94.7	97.4	572	0.63	96.9	99.4	554	0.61
Heathermoor	08/18/94	Worthington	Gdn/Tnhms	280	1989	829	95.3	98.9	616	0.74	93.0	95.0	593	0.72
Kensington Grove	07/17/95	Westerville	Gdn/Tnhms	76	1995	1,109	94.8	100.0	841	0.76	91.5	96.1	824	0.74
Lake Forest	07/28/94	Columbus	Garden	192	1994	788	91.5	97.9	609	0.77	97.4	97.9	585	0.74
Muirwood Village at Bennell	03/07/94	Columbus	Ranch	164	1988	769	94.1	97.6	560	0.73	86.4	90.2	523	0.68
Muirwood Village at London	03/03/94	London	Ranch	112	1989	769	90.8	91.1	535	0.70	95.2	91.1	525	0.68
Oak Bend Commons	05/30/97	Canal Winchester	Garden/Tnhms	102	1997	1,110	97.6	100.0	734	0.66	96.9	99.0	710	0.64
Pendleton Lakes East	08/25/94	Columbus	Garden	256	1990-93	899	94.6	100.0	576	0.64	94.7	96.5	560	0.62
Perimeter Lakes	09/20/96	Dublin	Gdn/Tnhms	189	1992	999	94.6	95.8	744	0.74	91.8	91.0	722	0.72
Residence at Christopher Wren	03/14/94	Gahanna	Gdn/Tnhms	264	1993	1,062	92.7	98.9	779	0.73	90.9	95.1	759	0.71
Residence at Turnberry	03/16/94	Pickerington	Gdn/Tnhms	216	1991	1,182	90.8	93.1	823	0.70	93.7	97.7	778	0.66
Saw Mill Village	04/22/97	Columbus	Garden	340	1987	1,161	91.7	99.1	806	0.69	90.2	93.5	776	0.67
Sterling Park	08/25/94	Grove City	Garden	128	1994	763	96.0	100.0	589	0.77	90.6	92.2	577	0.76
				3,209		969	93.4%	97.5%	$692	$0.71	93.0%	95.4%	$662	$0.68

Cincinnati, Ohio
Remington Place Apartments	03/31/97	Cincinnati	Garden	234	1988-90	830	94.7%	93.6%	$701	$0.84	98.0%	97.0%	$685	$0.83

							For the three months ending				For the three months ending
							September 30, 2001				September 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

Northeastern Ohio
Bay Club	IPO	Willowick	Garden	96	1990	925	92.2%	93.8%	$ 704	$0.76	96.4%	100.0%	$ 675	$0.73
Residence at Barrington	06/30/99	Aurora	Gdn/Tnhms	288	1999	1,131	89.3	93.8	1,048	0.93	93.7	94.4	1,004	0.89
Edgewater Landing	04/20/94	Cleveland	High Rise	241	1988r	585	93.1	91.3	459	0.78	97.1	97.9	431	0.74
Gates Mills III	IPO	Mayfield Hts.	High Rise	320	1978	874	68.7	74.1	692	0.79	82.6	83.1	681	0.78
Mallard's Crossing	02/16/95	Medina	Garden	192	1990	998	91.8	97.4	748	0.75	93.0	89.6	736	0.74
Portage Towers	IPO	Cuyahoga Falls	High Rise	376	1973	869	94.4	96.0	597	0.69	96.4	95.2	584	0.67
The Triangle (a)	IPO	Cleveland	High Rise	279	1989	616	95.4	93.2	815	1.32	96.0	98.6	788	1.28
Village at Western Reserve	08/01/98	Streetsboro	Ranch	108	1998	999	95.9	99.1	870	0.87	97.3	97.2	822	0.82
Westchester Townhouses	IPO	Westlake	Townhomes	136	1989	1,000	94.2	97.8	836	0.84	92.1	94.9	819	0.82
Williamsburg at Greenwood Village	02/18/94	Sagamore Hills	Townhomes	260	1990	938	91.9	93.1	921	0.98	95.0	99.2	886	0.94
Westlake Townhomes	IPO	Westlake	Townhomes	7	1985	1,000	95.1	100.0	945	0.95	95.0	100.0	862	0.86
Winchester Hills I (b)	IPO	Willoughby Hills	High Rise	362	1972	822	74.0	78.2	647	0.79	76.5	77.1	618	0.75
Winchester Hills II	IPO	Willoughby Hills	High Rise	362	1979	822	67.3	70.2	649	0.79	75.9	78.2	626	0.76
				3,027		864	85.7%	87.6%	$733	$0.85	89.8%	90.4%	$708	$0.82

CONGREGATE CARE
Gates Mills Club	IPO	Mayfield Heights	High Rise	120	1980	721	70.9%	67.5%	$1,032	$1.43	83.2%	85.8%	$1,007	$1.40
The Oaks	IPO	Westlake	Garden	50	1985	672	67.7	66.0	1,140	1.70	84.8	80.0	1,114	1.66
				170		707	69.9%	67.1%	$1,064	$1.51	83.7%	84.1%	$1,038	$1.47

Toledo, Ohio
Country Club Apartments	02/19/98	Toledo	Garden	316	1989	811	92.6%	97.5%	$697	$0.86	94.9%	96.8%	$676	$0.83
Hawthorne Hills Apartments	05/14/97	Toledo	Garden	88	1973	1,145	89.4	88.6	671	0.59	93.3	92.0	654	0.57
Kensington Village	09/14/95	Toledo	Gdn/Tnhms	506	1985-90	1,072	90.3	94.7	709	0.66	93.6	95.5	673	0.63
Vantage Villa	10/30/95	Toledo	Garden	150	1974	935	91.4	94.0	641	0.69	92.7	90.7	623	0.67
				1,060		981	91.1%	94.9%	$693	$0.71	93.9%	94.9%	$665	$0.68
Pittsburgh, Pennsylvania
Chestnut Ridge	03/01/96	Pittsburgh	Garden	468	1986	769	81.4%	86.1%	$ 764	$0.99	85.7%	89.7%	$ 735	$0.96

Texas
Fleetwood Apartments	06/30/98	Houston	Garden	104	1993	1,019	92.3%	100.0%	$958	$0.94	89.0%	83.7%	$927	$0.91
Same Store Market Rate				14,518		936	89.5%	93.1%	$777	$0.83	91.3%	93.6%	$747	$0.80

AFFORDABLE HOUSING-ELDERLY
Ellet Development	IPO	Akron	High Rise	100	1978	589	99.3%	100.0%	$ 587	$1.00	99.7%	99.0%	$ 587	$1.00
Hillwood I	IPO	Akron	High Rise	100	1976	570	97.3	100.0	602	1.06	99.0	100.0	595	1.04
Puritas Place (c)	IPO	Cleveland	High Rise	100	1981	518	96.3	100.0	782	1.51	99.5	98.0	782	1.51
Riverview	IPO	Massillon	High Rise	98	1979	553	99.7	99.0	589	1.07	100.0	100.0	591	1.07

							For the three months ending				For the three months ending
							September 30, 2001				September 30, 2000
					Year	Average	Average		Average Rent		Average		Average Rent
	Date		Type of	Total	Built or	Unit Size	Economic	Physical	Per		Economic	Physical	Per
The Multifamily Properties	Acquired	Location	Construction	Units	Rehab.	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.	Occupancy	Occupancy	Unit	Sq. Ft.

AFFORDABLE HOUSING-ELDERLY
Continued
State Road Apartments	IPO	Cuyahoga Falls	Garden	72	1977 r	750	98.3%	97.2%	$595	$0.79	93.0%	98.6%	$600	$0.80
Statesman II	IPO	Shaker Heights	Garden	47	1987 r	796	97.7	97.9	665	0.84	93.0	91.5	632	0.79
Sutliff Apartments II	IPO	Cuyahoga Falls	High Rise	185	1979	577	100.0	100.0	586	1.02	99.8	100.0	590	1.02
Tallmadge Acres	IPO	Tallmadge	Mid Rise	125	1981	641	100.0	100.0	674	1.05	99.7	100.0	658	1.03
Twinsburg Apartments	IPO	Twinsburg	Garden	100	1979	554	99.1	99.0	603	1.09	99.6	99.0	603	1.09
Village Towers	IPO	Jackson Twp.	High Rise	100	1979	557	99.7	100.0	579	1.04	100.0	100.0	580	1.04
West High Apartments	IPO	Akron	Mid Rise	68	1981 r	702	97.7	100.0	789	1.12	98.6	95.6	791	1.13
				1,095		602	98.9%	99.5%	$633	$1.05	98.9%	98.9%	$631	$1.05

AFFORDABLE HOUSING-FAMILY
Jennings Commons	IPO	Cleveland	Garden	50	1981	823	99.9%	100.0%	$674	$0.82	99.5%	100.0%	$675	$0.82
Shaker Park Gardens II	IPO	Warrensville	Garden	151	1964	753	94.5	93.4	577	0.77	87.5	92.7	575	0.76
				201		770	96.0%	95.0%	$601	$0.78	90.9%	94.5%	$600	$0.78
Total Affordable Housing				1,296		628	98.5%	98.8%	$628	$1.00	97.7%	98.2%	$626	$1.00
Wholly Owned Portfolio				16,712		916	89.7%	93.6%	$774	$0.84	91.8%	94.3%	$701	$0.76

JOINT VENTURE PROPERTIES
Northeastern Ohio-Market Rate
Americana	IPO	Euclid	High Rise	738	1968	803	75.0%	80.9%	$519	$0.65	86.5%	87.0%	$506	$0.63
College Towers	IPO	Kent	Mid Rise	458	1969	662	96.5	98.9	386	0.58	95.0	99.6	446	0.67
Gates Mills Towers	IPO	Mayfield Hts.	High Rise	757	1969	856	78.5	81.8	716	0.84	86.9	88.0	702	0.82
Highland House	IPO	Painesville	Garden	36	1964	539	97.7	97.2	443	0.82	95.7	91.7	439	0.81
Watergate	IPO	Euclid	High Rise	949	1971	831	85.2	88.8	574	0.69	81.2	84.3	556	0.67
				2,938		801	82.0%	86.7%	$566	$0.71	85.9%	88.4%	$551	$0.69
AFFORDABLE HOUSING-FAMILY
Lakeshore Village	IPO	Cleveland	Garden	108	1982	786	97.7%	97.2%	$669	$0.85	100.0%	97.2%	$674	$0.86
Total Joint Venture				3,046		800	82.7%	87.1%	$569	$0.71	86.5%	88.7%	$555	$0.69
Total Portfolio Less Acquired Properties				18,860		893	89.2%	92.5%	$734	$0.82	91.1%	93.1%	$707	$0.79
Total Portfolio				20,066		900	89.0%	92.6%	$744	$0.83	91.1%	93.4%	$680	$0.76

(a) The Triangle also contains 63,321 square feet of office/retail space.

(b) The Company acquired a noteholder interest entitling the Company to substantially all cash flows from operations. The Company has certain rights under a security agreement to foreclose on the property to the extent that the unpaid principal and interest on the underlying notes exceed seven years equivalent principal and interest payments.

(c) The property was developed in 1981 subject to a warranty deed provision which states that the assignment of fee simple title of the property to the Company shall expire in 2037.

R = Rehabilitated

HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined as the inclusion of all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under generally accepted accounting principles ("GAAP") and gains and losses from sales of depreciable operating property. Non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Distributable Cash Flow ("DCF") is calculated as FFO less recurring capital expenditures funded by operations, depreciation on other assets and amortization of deferred financing fees. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and DCF should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. Certain other real estate companies may define FFO in a different manner.

FFO and Funds Available for Distribution ("Distributable Cash Flow") for the three and nine month periods ended September 30, 2001 and 2000 are summarized in the following table:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2001	2000	2001	2000

Net income applicable to common shares	$ 1,035	$ 7,145	$ 713	$ 2,101

Depreciation on real estate assets:
Wholly owned properties	7,696	7,713	23,039	22,908
Joint venture properties	215	210	633	483
Amortization of intangible assets	289	403	867	1,211
Gain on sale of properties	(2,694)	(8,536)	(6,038)	(8,536)
Funds From Operations	6,541	6,935	19,214	18,167

Depreciation - other assets	538	543	1,644	1,556
Amortization of deferred financing fees	308	302	986	857
Fixed asset additions:
Wholly owned properties	(2,840)	(4,069)	(7,276)	(8,174)
Joint venture properties	(124)	(95)	(273)	(230)
Distributable Cash Flow	$ 4,423	$ 3,616	$14,295	$ 12,176

Weighted average shares - Basic	19,430	19,724	19,412	19,863
- Diluted	19,714	19,734	19,553	19,877

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage its exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of the Company's interest rate sensitive assets and liabilities. As of September 30, 2001, the fair market value of the Company's debt has increased approximately $18.5 million or 3.4% as a result of the decline in interest rates since December 31, 2000. There have been no other material changes in the fair value of assets and liabilities since the date of the Company's Form 10-K.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, there are no material pending legal proceedings to which the Company or any of its subsidiaries or service companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined. Both MOD and the Company are named as party defendants in this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.917 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The Company acquired this project in 1998 as part of the acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation.

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13c to Form 10-Q filed herewith

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 12, 2001	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President, Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 12, 2001

(Date) Lou Fatica, Vice President, Chief Financial Officer and

Treasurer