Form 10-K405
period 2001-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2002-03-13
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $155.4 million as of March 4, 2002.

The number of Common Shares outstanding as of March 4, 2002 was 19,466,977.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Portions of the Annual Performance Report to Shareholders for the
fiscal year ended December 31, 2001 (in Parts II, III and IV).
Notice of Annual Meeting and Proxy Statement for the Annual Meeting
of Shareholders to be held on May 8, 2002 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2001

See "Glossary" for the definitions of certain capitalized terms used in this Form 10-K.

PART I

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was formed in July 1993 to continue the business of the Associated Estates Group ("AEG") which was in the business of acquiring, developing and operating multifamily assets. The Company became a publicly traded company through an initial public offering ("IPO") of its common shares in November 1993 and is currently traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC". The Company's headquarters is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and an adjacent 3.7 acre parcel of land suitable for further development or expansion, both of which are owned by the Company under a ground lease.

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. The Company owns four corporations which provide management and other services for the Company and third parties ("Service Companies"). The Company currently owns and/or operates properties in 14 states across the United States. The Company's portfolio currently consists of a total of 128 properties of which 74 (61 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; ten properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned, one Affordable Housing property 50.0% owned and three Market Rate properties 49.0% owned) and 44 non-owned properties (of which one is a commercial property) managed by the Company or one of its subsidiaries. (See Item 2 for a complete listing of the Company's Portfolio). MIG II Realty Advisors, Inc. ("MIG") provides asset management services for 23 of the 44 non-owned properties and an additional seven non-managed properties, six of which are commercial properties. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies (which are taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999), a limited partnership 66.67% owned by the Company and an Operating Partnership structured as a DownREIT of which an aggregate 85.0% is owned by the Company.

OVERVIEW OF BUSINESS SEGMENTS

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market Rate ("Market Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. All of the Company's segments are located in the United States. Effective January 1, 2001, management revised its reported segments by showing Acquisition/Disposition properties as a separate segment. Previously, Acquisition/Disposition properties were included within the Market Rate segment. Also, the previously reported Unallocated Corporate Overhead segment has been eliminated and the costs previously allocated to this segment have been reallocated to the other four segments. Management has adjusted the reportable segments in order to reflect a better representation of the operations of the Company.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies" of the Notes to the Financial Statements presented in Part II, Item 8 of this Form 10-K. The Company previously evaluated the performance of its reportable segments based on EBITDA; however, effective January 1, 2001, management changed its evaluation performance measure to Net Operating Income ("NOI"), as the Company believes that NOI represents a more accurate measure of the reportable segment's activity. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expenses in the Consolidated Statements of Income and painting service expense from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income [determined in accordance with Generally Accepted Accounting Principals ("GAAP")], or as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner.

See Note 18 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

Acquisition/Disposition. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first) and properties that have been sold. Currently, the Company has two owned properties classified to this segment. Additionally, seven properties which were sold by the Company during 2001 are also classified to this segment. During 2001, approximately 6.2% of the total NOI of the Company was generated by this segment.

Market Rate. The Market Rate properties are same store conventional multifamily residential properties. Currently, the Company has 60 properties, of which two are congregate care facilities, classified to this segment [the operations of which are not subject to regulations by U.S. Department of Housing and Urban Development ("HUD")]. During 2001, approximately 83.3% of the total NOI of the Company was generated by this segment.

Affordable Housing. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. Currently, the Company has 13 properties classified to this segment. During 2001, approximately 6.7% of the total NOI of the Company was generated by this segment.

Management and Service Operations. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. During 2001, approximately 3.8% of the total NOI of the Company was generated by this segment.

STRATEGY

Overall Portfolio Strategy. The Company's primary business objectives are to maximize NOI and to increase the value of the Company's properties. The Company's operating strategy is intended to achieve these objectives. One focus of this operating strategy is to maximize funds from operations from the Company's properties, thereby enhancing their value through (i) rental rate increases to the extent that competitive conditions permit; (ii) emphasis on expense controls consistent with the proper maintenance of the properties; and (iii) strategic capital investments including changing the composition of the portfolio in order to increase the competitive position of the portfolio.

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

The Company's operating strategy also focuses on pursuing co-investment opportunities with various investors, including pension fund clients and local developers. These co-investments include both purchase and development opportunities with discretionary and non-discretionary funds. Co-investment in the purchase of stabilized assets is expected to offer low volatility and immediate income. This strategy allows the Company and its institutional partners to seek the higher yields anticipated from development. The expected equity investment is approximately 25-50% from the Company and approximately 50-75% from its co-investment partners. The Company believes this co-investment program allows it to increase operational efficiency in growth markets at a more rapid pace than direct individual investments because it allows the Company to apply its expertise in multifamily investments across both owned and advised assets.

The Company's operating strategy further focuses on the expansion of the portfolio of advised clients. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of pension fund clients. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets.

Dispositions/Acquisitions. The Company has successfully disposed of over 23 properties during the last three years generating gross sales proceeds in excess of $100.0 million. Most of these were smaller properties located in Northeast or Central Ohio. Others were located in markets where the Company did not have a significant presence. The Company expects to continue selling non-strategic properties in order to continue its policy of diversifying its property portfolio. The Company intends to use sale proceeds generated from new dispositions to acquire properties in Florida, Atlanta, Georgia, the Metro D.C. area and other markets identified by the Company as having greater growth potential.

Financing and Leverage. The Company believes that the use of borrowed funds in purchasing properties helps to maximize the Company's return on the investments. As of December 31, 2001, conventional mortgages payable, which totaled $537.8 million, were comprised of 56 non-recourse loans, each of which was collateralized by the respective real estate and resident leases. Federally insured mortgage debt, which totaled $10.7 million, encumbered four of the properties at December 31, 2001 (including one property that was funded through Industrial Development Bonds). The Company's $12.0 million line of credit is secured by two properties. Outstanding letters of credit totaling $4.0 million limit the amount available under this line of credit to $8.0 million. The Company's $20.0 million revolving line of credit is secured by one property. The borrowings on the $20.0 million revolving line of credit are presently restricted up to an amount not to exceed $12.6 million.

Additionally, the Company had one Medium-Term Note outstanding with a balance of $105,000 at December 31, 2001. This note is unsecured.

Market Rate Properties. The consistent goal for the owned portfolio of multifamily assets is income and value enhancement through reinvestment in these assets. Internal growth is achieved through realization of all marginal revenue opportunities, contained operating expenses and efficient management. Management believes development opportunities available to the Company will enhance the income potential to the Company. The general investment goals include institutional quality properties in rent growth locations of major metropolitan markets.

While the portfolio stability offered in the Midwest markets is expected to be maintained with the retention of certain assets, the ultimate goal is to own and operate significant units in multiple markets across the nation. The Company plans to reduce exposure in the Midwest in order to achieve the goal of holding a portfolio of economically and geographically diversified institutional quality multifamily assets.

The Company plans to continue its annual program of improvements to its properties and its ongoing practice of regular maintenance and periodic renovation.

Affordable Housing. The Company's owned portfolio currently includes 13 properties (comprised of 1,296 units) that were part of the portfolio at the time of the IPO, which are subject to regulation by HUD.

Although rent growth in these properties is limited due to regulatory restrictions, these properties have provided a stabilizing influence on the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 21 affordable housing properties (4,010 units), owned by third parties.

Fee Management. Over the years, the Company has applied its management approach to the management of properties for third parties. The Company believes that third party property management broadens the Company's knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while generating fee income.

Advisory Business. MIG's advisory business is a component of the Company's overall operating strategy. A focus of this business is the acquisition of properties for separate account clients with discretionary and non-discretionary funds. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of pension fund clients. Furthermore, the advised assets may increase the operational efficiency in markets where the Company may have limited penetration with its own assets, while requiring less in capital resources from the Company than would a direct investment.

Another aspect of the advisory strategy is the opportunity to co-invest with institutional partners. This form of investment not only diversifies the owned portfolio across markets while creating operational efficiency, but also allows the Company to extend its investment and operational expertise to MIG's institutional clients. This distribution of experience and expertise provides acquisition, asset management, property management and incentive fees to the Company.

INCOME TAXES

See Note 1 of the Notes to the Financial Statements presented in Part II, Item 8 of this Form 10-K.

COMPETITIVE CONDITIONS

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

CUSTOMERS

The business of the Company, taken as a whole, is not dependent upon any single customer or a few customers.

EMPLOYEES

At March 4, 2002, the Company employed approximately 950 people. Satisfactory relations have generally prevailed between the Company and its employees.

AVAILABLE INFORMATION

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

REPORTS TO SECURITY HOLDERS

The Company issues annual reports to its security holders which contain financial statements.

Item 2. The Properties

Company's Portfolio. The following table represents the Company's current portfolio which consists of properties owned, directly or indirectly, by the Company or by a subsidiary of the Company, properties in which the Company is a joint venture partner and properties managed by the Company and its subsidiaries.

	Total Number	Total Number
Owned by the Company:	of Properties	of Units
Acquired Market Rate Properties:
Florida	1	460
Ohio	1	312
	2	772
Market Rate Properties:
Arizona	1	204
Florida	2	668
Georgia	2	706
Indiana	3	836
Maryland	3	668
Michigan	11	2,888
North Carolina	1	276
Ohio	34	7,027
Pennsylvania	1	468
Texas	1	104
	59	13,845
Affordable Housing Properties:
Ohio	13	1,296
Total owned by the Company	74	15,913

Joint Ventures:
Acquired Market Rate Properties:
49.00% owned - Georgia	1	80
49.00% owned - Pennsylvania	1	140
	2	220
Market Rate Properties:
66.67% owned - Ohio	1	320
50.00% owned - Ohio	2	494
33.33% owned - Ohio	3	2,444
49.00% owned - Georgia	1	308
	7	3,566
Affordable Housing
50.00% owned - Ohio	1	108
Total Joint Ventures	10	3,894

Management and Service Operations:
Managed for Pension Fund Clients:
Market Rate Properties:
California	2	560
Colorado	2	680
Florida	8	2,675
Georgia	2	830
Illinois	3	1,042
Maryland	1	256
Michigan	2	681
Pennsylvania	1	396
Texas	1	256
Virginia	1	248
	23	7,624
Managed for Other Third Parties:
Affordable Housing:
Ohio	20	3,902
Commercial:
Ohio	1	-
	21	3,902
Total Managed Properties	44	11,526
Total Company Portfolio	128	31,333

			Anticipated
	Location	Units	Completion
Construction Projects:
Owned
Boynton Beach - Land	Boynton Beach, FL	229	TBD*
Courtney Chase - Land	Orlando, FL	288	TBD*
		517
Joint Ventures
Berkley Manor (49.00%)	Cranberry Twp, PA	112	2002
Idlewylde-Phase II (49.00%)	Atlanta, GA	455	2003
		567
Total Construction Projects		1,084

Undeveloped Land Parcels:		Acres
Aspen Lakes Land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve Land	Battle Creek, MI	4.3	On Hold
Westlake Land	Westlake, OH	39.0	On Hold
Wyndemere Land	Franklin, OH	10.0	On Hold
Total Undeveloped Land Parcels		72.8

*To Be Determined.

Noteholder Interest. Upon closing of the IPO, the Company acquired a noteholder interest in a Market Rate property, in which one of the principals of the Company has a general partnership interest. Since 1984, the property has been unable to generate sufficient cash flow to meet the scheduled interest payments under these notes. The noteholder is entitled to substantially all cash flows from operations. The cumulative unpaid debt service on the notes is greater than ten years of aggregate principal amortization and interest.

Indebtedness Encumbering the Properties. The Company financed and, in many cases, refinanced the acquisition, development and rehabilitation of its properties with a variety of sources of mortgage indebtedness. Certain of the mortgage indebtedness is insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act. (Reference is made to Affordable Housing in Item 1). Currently, the Company has 58 properties (56 Market Rate properties, one Affordable Housing property and one which is a 66.67% owned joint venture) which are encumbered by debt totaling $548.5 million, three properties which secure lines of credit and 14 properties (two Market Rate properties and 12 Affordable Housing properties) which are unencumbered.

Item 3. Legal Proceedings

For information concerning current legal proceedings, reference is made to Note 11 of the Notes to Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant and Other Key Employees

The Executive Officers of the Company as of February 28, 2002 are:

Name	Age	Position with the Company
Jeffrey I. Friedman	50	Chairman of the Board and Chief Executive Officer
Louis E. Vogt	52	President and Chief Operating Officer President of MIG II Realty Advisors
Martin A. Fishman	60	Vice President, General Counsel and Secretary
Lou Fatica	35	Vice President, Treasurer and Chief Financial Officer

Jeffrey I. Friedman has served as Chairman of the Board and Chief Executive Officer of the Company since its organization in 1993 and served as the Company's President from the Company's organization until February 24, 2000. Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

Louis E. Vogt joined the Company as Senior Vice President, Operations in 1998 through the acquisition of MIG Realty Advisors, Inc. Mr. Vogt was elected a Director in 1999, and on February 24, 2000, he was elected President and Chief Operating Officer. During 2000, Mr. Vogt assumed the role of President of MIG II Realty Advisors, Inc. Mr. Vogt joined MIG Realty Advisors in 1992 and has over 30 years of experience in real estate operations. He is responsible for all asset and property management operations including acquisitions and dispositions.

Martin A. Fishman has been Vice President, General Counsel and Secretary of the Company since its organization. Mr. Fishman joined AEG in 1986 as Vice President - General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

Lou Fatica joined the Company in 1999 as Controller, and was promoted to Vice President-Controller during 2000. Mr. Fatica has over 11 years of experience and is a Certified Public Accountant (CPA), member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPA's. Effective March 15, 2001, Mr. Fatica assumed the role of Vice President, Treasurer and Chief Financial Officer of the Company.

In addition to the executive officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management with the Company as indicated:

Kathleen L. Alex joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc.. Ms. Alex joined MIG Realty Advisors in 1985 and has over 18 years of real estate related accounting, finance and information technology experience. She is a member of the American Institute of Certified Public Accountants (AICPA) and is a Chartered Financial Analyst (CFA). Effective March 15, 2001, Ms. Alex relinquished her position as Treasurer and Chief Financial Officer of the Company. Ms. Alex currently serves as Vice President and Chief Information Officer of the Company and Vice President and Chief Financial Officer of MIG II Realty Advisors and is 45 years old.

Barbara E. Hasenstab, Vice President of Investor Relations and Corporate Communications, joined the Company in 1996 as Director of Investor Relations and was elected Vice President of Investor Relations in 1998. Ms. Hasenstab has 23 years of experience in investor relations, is a member of the National Investor Relations Institute and is 48 years old.

JoAnn C. Hirsh joined the Company in 1997 as Director of Government Housing and is currently Vice President of Operations, Northeast Ohio Region. Ms. Hirsh has supervisory responsibility for the Northeast Ohio region and the Affordable Housing properties. Ms. Hirsh is responsible for compliance with HUD regulations. Ms. Hirsh has over 23 years of real estate experience and is a CPA, member of the AICPA, the Ohio Society of CPA's, the National Network of Commercial Real Estate Women and is 45 years old.

William T. Hughes, Jr., Ph. D., Vice President, Director of Research and Portfolio, joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. Dr. Hughes joined MIG Realty Advisors in 1995. He is widely published in leading real estate books, journals and periodicals, and is a nationally recognized expert in real estate markets. He is a Chartered Financial Analyst (CFA) and is 36 years old.

Susan S. Kwarciak joined the Company in 1994 as a Controller, and Ms. Kwarciak is currently Vice President of Portfolio, East. Ms. Kwarciak is a CPA with over 11 years of experience and is 34 years old.

Daniel L. Powers joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently Vice President of Operations, Western Region, with supervisory responsibility for properties in Arizona, California, Colorado, Illinois, Indiana, Michigan, Southern and Western Ohio and Texas and has been involved in multifamily property management for 22 years. Mr. Powers is a Certified Property Manager and is 48 years old.

Charles J. Stone joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently Vice President of Operations, Eastern Region with supervisory responsibility for properties in Florida, Georgia, Maryland, North Carolina, Pennsylvania and Virginia. Mr. Stone is 55 years old and has over 28 years of real estate experience.

Steven C. Thrower joined the Company in 1998 through the acquisition of MIG Realty Advisors, Inc. He is currently Vice President of Portfolio, West. Mr. Thrower is 46 years old and has more than 16 years of real estate experience.

Nan R. Zieleniec joined AEG in 1990 and was elected Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration and national training. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and is 43 years old.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are traded on the New York Stock Exchange under the trading symbol "AEC".

The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the New York Stock Exchange (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2001		2000		2001	2000
	High	Low	High	Low

First Quarter	$ 8.85	$8.00	$9.56	$8.06	$0.50(1)	$0.75(1)
Second Quarter	10.66	8.16	8.94	6.44	0.25	0.25
Third Quarter	10.21	8.99	8.25	7.13	0.25	0.25
Fourth Quarter	9.39	8.55	8.75	7.81	0.25	0.00
					$1.25	$1.25

(1) The Company declared dividends of $.25 per share on January 3, 2001 and March 26, 2001. Additionally, the Company declared dividends of $.375 per share on January 4, 2000 and March 31, 2000. The timing of these declarations came about as a result of the fourth quarter 1999 dividend declaration being deferred to January 4, 2000 and the fourth quarter 2000 dividend declaration being deferred to January 3, 2001.

On March 4, 2002, there were 845 holders of record of the Company's common shares.

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

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly rental revenue)				(e)	(e)
	2001	2000	1999	1998	1997
Operating Data:
Revenues
Rental	$ 142,514	$ 144,099	$ 143,137	$ 132,514	$ 101,640
Property and asset management, and acquisition and
disposition fees	8,123	8,120	10,918	6,200	3,752
Painting services	2,196	1,530	1,524	1,606	1,664
Other	4,287	3,357	2,976	2,479	1,754
Total revenues	157,120	157,106	158,555	142,799	108,810

Expenses and charges	158,116	159,112	155,683	126,029	91,291

(Loss) income from operations	(996)	(2,006)	2,872	16,770	17,519
Equity in net (loss) income of joint ventures	(486)	(164)	585	445	561
(Loss) income before gain on disposition of properties and
land, net, minority interest expense, extraordinary item and
cumulative effect of a change in accounting principle	(1,482)	(2,170)	3,457	17,215	18,080
Gain on disposition of properties and land, net	7,047	7,512	19,630	503	1,608
Minority interest expense	(479)	(400)	(241)	(78)	-
Income before extraordinary item and cumulative effect of
a change in accounting principle	5,086	4,942	22,846	17,640	19,688
Extraordinary item	(179)	-	(3,456)	(125)	1,024
Cumulative effect of a change in accounting principle	-	-	4,319	-	-
Net income	$ 4,907	$ 4,942	$ 23,709	$ 17,515	$ 20,712
Net (loss) income applicable to common shares	$ (577)	$ (542)	$ 18,225	$ 12,030	$ 15,228

Earnings per common share - Basic:
(Loss) income before extraordinary item and cumulative effect
of a change in accounting principle	$ (.02)	$ (.03)	$ .79	$ .61	$ .88
Net (loss) income	$ (.03)	$ (.03)	$ .83	$ .61	$ .94
Weighted average number of common shares outstanding	19,415	19,733	22,051	19,865	16,198
Earnings per common share - Diluted:
(Loss) income before extraordinary item and cumulative effect
of a change in accounting principle	$ (.02)	$ (.03)	$ .79	$ .60	$ .88
Net (loss) income	$ (.03)	$ (.03)	$ .83	$ .60	$ .94
Weighted average number of common shares outstanding	19,415	19,733	22,053	20,060	16,216

Dividends declared per common share	$ 1.25	$ 1.25	$ 1.125	$ 1.86	$ 1.86

Other data:
Funds From Operations (a) (f)	$ 25,708	$ 24,963	$ 29,291	$ 35,055	$ 30,969

Net Operating Income (b) (g)	$ 83,233	$ 84,842	$ 85,619	$ 74,765	$ 58,364
Total properties (at end of period) - includes joint ventures	84	90	93	101	88

Total multifamily units (at end of period) - includes joint ventures	19,807	20,738	20,103	21,558	17,600
Average monthly rental revenue per multifamily unit	$ 653	$ 646	$ 633	$ 593	$ 587
Physical Occupancy (c)	90.5%	91.5%	93.4%	94.7%	94.1%

	2001	2000	1999	1998	1997
Balance Sheet Data at December 31:
Real estate assets, net	$ 716,079	$ 742,183	$ 777,072	$ 801,730	$ 515,830
Total assets	774,834	819,559	882,810	840,785	553,910
Total debt (d)	552,069	568,177	579,186	503,905	318,170
Total shareholders' equity	171,996	196,456	238,182	259,188	181,158

(a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be one of the measures of the performance of an equity REIT.

The Company defines FFO as the inclusion of all operating results applicable to common shareholders, both recurring and non-recurring, except those defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets and gains and losses from the disposition of properties and land. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Certain other real estate companies may define FFO in a different manner.

(b) Management uses Net Operating Income ("NOI") as its evaluation measure of the reportable segments' activity. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expense in the Consolidated Statements of Income and painting service expense from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner.

(c) Physical Occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(d) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $42,245, $24,986, $17,249, $17,453 and $17,752 at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(e) These amounts do not include an adjustment to reflect the change in the Company's accounting policy for accounting for certain replacements and improvements which was effective January 1, 1999 (See Note 19 to the financial statements).

(f) Reconciliation of Funds From Operations to Net Income:

	2001	2000	1999	1998	1997
Funds From Operations	$ 25,708	$ 24,963	$ 29,291	$ 35,055	$ 30,969
Depreciation - real estate assets	(31,095)	(30,605)	(29,900)	(22,705)	(17,926)
Depreciation - real estate assets joint venture	(904)	(691)	(498)	(426)	(447)
Amortization of intangible assets	(1,156)	(1,721)	(1,161)	(272)	-
Gain on disposition of properties and land, net	7,047	7,512	19,630	504	1,608
Extraordinary item	(179)	-	(3,456)	(125)	1,024
Extraordinary item - joint ventures	2	-	-	-	-
Cumulative effect of a change in accounting principle	-	-	4,319	-	-
Preferred stock dividends	5,484	5,484	5,484	5,484	5,484
Net income	$ 4,907	$ 4,942	$ 23,709	$ 17,515	$ 20,712

(g) Reconciliation of Net Operating Income to Net income:

	2001	2000	1999	1998	1997
Net Operating Income	$ 83,233	$ 84,842	$ 85,619	$ 74,765	$ 58,364
Depreciation and amortization	(34,381)	(34,363)	(33,992)	(23,846)	(18,566)
General and administrative expense
excluding service companies expense	(6,875)	(7,729)	(9,337)	(4,046)	(2,434)
Interest expense	(42,973)	(44,756)	(39,418)	(30,103)	(19,845)
Gain on disposition of properties and land, net	7,047	7,512	19,630	504	1,608
Equity in net (loss) income of joint ventures	(486)	(164)	585	445	561
Minority interesting operating partnership	(479)	(400)	(241)	(79)	-
Extraordinary item	(179)	-	(3,456)	(125)	1,024
Cumulative effect of a change in accounting
principle	-	-	4,319	-	-
Net income	$ 4,907	$ 4,942	$ 23,709	$ 17,515	$ 20,712

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 of this Report on Form 10-K. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

  changes in economic conditions in the markets in which the Company owns properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

  risks of a lessening of demand for the multifamily units owned or managed by the Company;

  competition from other available apartments and change in market rental rates;

  increases in property insurance costs;

  inability to obtain terror insurance or if obtainable, then at reasonable rates;

  changes in government regulations affecting the Affordable Housing properties;

  changes in or termination of contracts relating to third party management and advisory business;

  inability to renew current HAP contracts at existing rents;

  weather and other conditions that might adversely affect operating expenses;

  expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, and real estate tax valuation reassessments; and

  changes in market conditions that may limit or prevent the Company from selling properties identified for disposition, which may impede the Company's ability to continue to diversify its portfolio.

Overview. The Company is engaged principally in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and management services to third party owners of multifamily residential units for which the Company is paid fees.

Federal Income Taxes . The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% (95.0% prior to January 1, 2001) of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to federal income tax on net income. However, the Company's Service Companies are subject to federal income tax.

On December 17, 1999, as part of a larger bill, the REIT Modernization Act ("RMA") was signed into law. Effective beginning January 1, 2001, the RMA has amended the tax rules relating to the composition of a REIT's assets. Under prior law, REIT's were precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will generally remain subject to this current restriction and will also be precluded from owning more than 10.0% of the value of all securities of any one issuer.

As an exception to this prohibition, a REIT will be allowed to own up to 100% of the securities of a Taxable REIT Subsidiary ("TRS") that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations. The Company has elected TRS status for all of its service company subsidiaries for 2001.

Critical Accounting Policies. The consolidated financial statements of the Company include accounts of the Company, all subsidiaries, the Service Companies, a partnership in which the Company is a 66.67% owner and the Operating Partnership structured as a DownREIT. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including industry practice and its own past history in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

Real Estate and Depreciation. Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation. Costs related to the acquisition, development, construction and improvement of properties are capitalized including interest, internal wages and benefits, real estate taxes and insurance. Capitalization usually begins with commencement of development activity and ends when the property is ready for leasing.

Replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized and depreciated over their estimated useful lives as follows:

Buildings and improvements 5-30 years

Furniture, fixtures and equipment 5-10 years

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income.

Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs are expensed.

The Company follows a practice of discontinuing the depreciation of assets specifically identified by management as held for sale. A valuation allowance is established for any asset so identified if in management's opinion, the net sales price of the asset is less than its net book value.

Revenue Recognition. The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing Properties are generally recognized based on rental applications submitted and approved by HUD.

Acquisition, management and disposition fees, and other fees are recognized when the related services are performed and the earnings process is complete. Servicing fee income related to pension fund loans is recognized when earned and is included in other income in the Consolidated Statements of Operations.

Rent concessions, including free rent and leasing commissions, incurred in connection with residential property leases are capitalized and amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenue.

Liquidity and Capital Resources. The Company anticipates that it will meet its liquidity requirements for the upcoming year generally through its net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $17.1 million available at December 31, 2001), property sales' proceeds and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. Although $62.5 million of MTN's remain available under the shelf registration, it's unlikely that the Company will be able to access these MTN securities in the near future.

While the Company currently estimates that its net cash from operations for 2002 should approximate 2001, certain factors could adversely impact the Company's results of operations in 2002 including, but not limited to, low mortgage interest rates, continuation of a recessionary economy (primarily employment levels) and higher than anticipated insurance costs. If mortgage interest rates remain low, tenants may elect to purchase their own home rather than rent, thereby adversely impacting occupancy levels. Occupancy levels could also be adversely impacted if the economy continues to remain weak or further deteriorates as tenants may lose their jobs, default on their leases, and defer renting an apartment. The Company's total rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels, which the Company mat attempt to adjust from time to time in order to maintain projected revenues. Additionally, rising property insurance costs could dramatically increase the Company's property operating expenses in 2002 impacting the Company's net cash provided by operations and net income. Moreover, terror insurance may no longer be offered by the company's insurance carriers, or if available, may not be offered at affordable rates. The Company believes that if net cash is below 2002 projections, the other sources previously mentioned will be sufficient to cover the liquidity requirements of the Company.

Financing and Other Commitments. At December 31, 2001, the Company had 56 conventional mortgages payable aggregating $537.8 million, each collateralized by the respective real estate and resident leases having a book value of $646.7 million. These nonrecourse project specific loans accrue interest at fixed rates ranging from 6.36% to 9.63%. Additionally, the Company had four HUD mortgage payables aggregating $10.7 million, each collateralized by the respective real estate and residential leases having a book value of $8.7 million. These loans accrue interest at rates ranging from 5.02% to 7.50%. On February 1, 2002, the Company completed the refinancing of a $10.9 million nonrecourse loan encumbering a market rate property located in Cleveland, Ohio. The new loan matures January 1, 2005 and the interest rate is currently at a floating rate of 4.75% which is less than the rate on the previous loan of 9.61%. The maturities of the remaining loans range from 2003 to 2022. The Company's intends to refinance each loan as it matures.

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest-only payments at the rate of 7.76% through October 15, 2002, at which time payments of principal and interest are required through the maturity date of October 15, 2005.

The Company currently has 14 properties which are unencumbered, 12 of which are Affordable Housing properties. These 14 properties had net income of $2.5 million for the year ended December 31, 2001, and a book value of $10.5 million at December 31, 2001. The Company believes that it should be able to obtain financing on these properties should the need arise.

The Company currently has two lines of credit. The first line of credit is a $20.0 million line secured by one of the Company's properties. Borrowings under this line are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 3.43% at December 31, 2001. At December 31, 2001, there was $3.5 million outstanding under this line. There were no borrowings outstanding under this line of credit at December 31, 2000. This line of credit matures in July 2003. Currently it is the Company's intention to obtain a three year extension (the original term is for three years) when this loan matures.

The Company also has a $12.0 million line of credit which is secured by two of the Company's properties and matured October 31, 2001. This loan was extended to December 31, 2002. It is the Company's current intention to obtain a second one year extension upon maturity. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either December 31, 2001 or December 31, 2000; however, the amount currently available under this line of credit is limited to $8.0 million because of outstanding letters of credit.

At December 31, 2001, the Company had one Medium-Term Note outstanding in the amount of $105,000. This loan bears interest at 6.88%, is unsecured and matures in December 2004. Currently, it is the Company's intention to repay this loan in full at maturity. On September 18, 2001, in accordance with the terms of the note, the Company repaid the $604,000 outstanding balance on one Medium-Term Note. At December 31, 2000, both of these notes were outstanding.

The Company leases certain equipment under capital leases. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows: $339,000 - 2002, $257,000 - 2003, $247,000 - 2004, $208,000 - 2005, $110,000 - 2006 and $4.9 million thereafter.

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

Off-Balance Sheet Investments. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are initially recorded at cost, as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

Summarized financial information for these joint ventures is as follows:

Balance sheet data

	December 31,
(In thousands)	2001	2000

Real estate, net	$ 86,623	$ 46,750
Other assets	4,357	4,087
	$ 90,980	$ 50,837

Amounts payable to the Company	$ 256	$ 244
Mortgages payable	95,811	64,866
Other liabilities	4,739	4,239
Accumulated deficit	(9,826)	(18,512)
	$ 90,980	$ 50,837
Operating data	For the years ended December 31,
(In thousands)	2001	2000	1999

Rental revenues	$ 20,157	$ 20,067	$ 19,074
Other revenues	726	467	114
Operating and maintenance expenses	(14,528)	(13,347)	(11,208)
Depreciation and amortization	(2,554)	(2,196)	(1,666)
Interest expense	(5,166)	(5,708)	(5,232)
Net (loss) income before cumulative effect	(1,365)	(717)	1,082
Cumulative effect of a change in accounting principle	-	-	1,466
Net (loss) income	$ (1,365)	$ (717)	$ 2,548
Company's proportionate interest in:
Depreciation and amortization	$ 1,052	$ 843	$ 592
Interest expense	2,009	2,092	1,800
*Cumulative effect of a change in accounting principle	-	-	523

(Loss) income of joint ventures before cumulative effect
of a change in accounting principle	(486)	(164)	585

*The Company's proportionate share of the cumulative effect of a change in accounting principle is included in the Company's consolidated Cumulative effect of a change in accounting principle as presented in the Consolidated Statements of Income.

Joint Venture Financing and Other Commitments. The Americana Apartments, a property located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner, had an $11.6 million first mortgage loan that matured in November, 2001. The maturity date of this loan was extended to May 1, 2002, and may be extended for an additional six month period subject to the satisfaction of certain conditions. The Company's 33.33% share of this loan is approximately $3.9 million.

On July 16, 2001, the joint venture partners obtained a new loan in the amount of $17.2 million on the Watergate Apartments, a property located in Euclid, Ohio, in which the Company owns a 33.33% interest. This loan matures August 1, 2004. Approximately $14.0 million of the proceeds were used to repay the maturing loan on the property and the balance will be used to pay for a portion of the improvements to the property's underground garage.

On December 31, 2001, the Company and its partners completed the refinancing of a $6.1 million HUD loan on a property in which the Company is a 66.67% owner. The refinancing consisted of two loans. The first loan is in the amount of $7.9 million. This loan accrues interest at 6.36% and requires monthly principal and interest payments until the maturity date of July 1, 2005, at which time all unpaid principal and interest is due. The second loan is in the amount of $6.0 million. This loan accrues interest at the rate of 6.36% and requires monthly interest only payments until the maturity date of January 1, 2003, at which time all unpaid principal and interest is due. The proceeds of this loan are restricted.

The Company has guaranteed completion of certain improvements totaling $233,000 in connection with the refinancing of the Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $233,000 letter of credit. Additionally, in connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed construction cost overruns and the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 but has two one-year options to extend. The Company currently intends to refinance this construction loan with permanent financing at the appropriate time. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

At December 31, 2001, five of the Company's joint venture investments had non-recourse first mortgage loans. The Company's share of these first mortgage loans was $28.8 million. Additionally, the two joint venture properties currently under construction had construction loans. The first is the $30.0 million loan previously mentioned. The second is a $19.3 million construction loan. The Company's share of the borrowings at December 31, 2001 under these construction loans was $13.4 million.

Operating Partnership. In conjunction with the settlement of the lawsuit in the Harris County, Texas District Court against MIG Realty Advisors, Inc. ("MIGRA"), MIG's predecessor company (see Note 11 of the Notes to the Financial Statements presented in Part II, Item 8 of this report for further details concerning the settlement), the former MIGRA shareholders redeemed 39,314 Operating Partnership units ("OP units") for cash in the amount of approximately $393,000, which represented a value of $10.00 per unit. The proceeds of the redemption were used to satisfy certain indemnification obligations owed by the former MIGRA stockholders to the Company in connection with this lawsuit. These units had a recorded value of approximately $929,000 when issued. The difference between the redeemed value and the recorded value was approximately $536,000, which reduced the recorded value of the underlying real estate. In August 2000, 19,662 of the OP units were exchanged for cash in the amount of $144,000, which represented a value of $7.34 per unit. These units had a recorded amount of $436,000 when issued. The difference of the cash paid and the recorded amount was $292,000 which reduced the recorded amount of the underlying real estate. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $479,000, $400,000 and $241,000 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the Class A unitholders allocated share of net income for the years ended December 31, 2001, 2000 and 1999, respectively.

Acquisitions, Dispositions and Development. Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured debt financings, or the issuance of shares or units exchangeable into common shares.

Advisory Acquisitions and Dispositions. During 2001, MIG acquired three multifamily properties, (two located in Florida consisting of 683 total units and the other located in California consisting of 288 units) on behalf of MIG advisory clients. MIG was retained to provide asset property management services for all three properties and a Company subsidiary was hired to provide property management services. Also, during 2001, one property was sold and management was terminated on a second property. These two properties had a total of 972 units.

Currently, approximately $40.0 million in assets are being listed for sale and additionally, MIG continues to investigate acquisitions on behalf of other advisory clients.

Dispositions. In June 2001, the Company completed the sale of four Market Rate properties located in Central and Southwestern Ohio. The buyer purchased the four properties for $5.1 million in gross cash proceeds plus assumed mortgage obligations of $18.1 million. The sale resulted in the Company recording a gain of $3.3 million. Additionally, in July 2001, the Company completed the sale of one Market Rate property located in Northeast Ohio. The buyer purchased the property for $158,000 in gross cash proceeds plus the assumption of mortgage obligations of $7.2 million. The sale resulted in a gain of $2.7 million. Also, in October 2001, the Company completed the sale of one Market Rate property located in Northeast Ohio. The buyer purchased the property for $5.0 million in gross cash proceeds. The sale resulted in a gain of $585,000. Furthermore, in November 2001, the Company completed the sale of a property located in Northeast Ohio, in which the Company had been a 33.33% owner and had purchased the other 66.67% ownership in December 2000. The buyer purchased the property for $2.0 million in gross cash proceeds. The sale resulted in a gain of $423,000.

The Company is strategically marketing seven properties. These seven properties are comprised of one Affordable Housing property and 6 Market Rate properties (four located in Ohio and three located in Michigan). The Company has entered into a contract to sell one of these properties. Also, on January 18, 2002, the Company completed the sale of another Market Rate property located in Ohio. The buyer purchased the property for a sales price of $4.0 million. The sale resulted in an estimated gain of approximately $250,000 which will be recognized in the quarter ending March 31, 2002.

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

Development. During 2001, the Company completed the construction and the last 16 units were made available for occupancy at one of the Company's development properties. During 2000, the Company completed the construction of 268 units at two of the Company's development properties. Additionally, during 2001, two partnerships, in each of which the Company is a 49.0% joint venture partner, completed the construction and commenced leasing 140 units of the scheduled 252 units at Berkley Manor and 80 units of the scheduled 535 units for Idlewylde-Phase II.

The Company is in the process of constructing or planning the construction of an additional 1,084 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Boynton Beach-Land	Boynton Beach, FL	229	TBD[1]
Courtney Chase-Land	Orlando, FL	288	TBD[1]
Berkley Manor (49.0% owned Joint Venture)	Cranberry Twp., PA	112	2002
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, GA	455	2003
		1,084

1To Be Determined

In June 2001, the Company completed the purchase of a 27.8 acre land parcel for $2.1 million. This land parcel is located in Orlando, Florida. The Company is currently negotiating with an advisory client to form a joint venture partnership to complete development of this project. The Company plans to develop a 288 unit multifamily residential property on this land.

In October 2000, the Company executed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The Company contributed land with an estimated fair value of $2.0 million and received a capital credit of $152,000 for its proportionate share in the joint venture. At the time of transfer, the land had a book value of $3.1 million, consequently, the Company recorded a loss of $990,000 in connection with this transaction which is included in "Gain on disposition of properties and land, net", in the Consolidated Statements of Income. The 252 unit project to be built on the land is scheduled to be completed in 2002. At December 31, 2001, the joint venture had real estate assets of approximately $17.6 million and borrowings of $15.4 million. The Company owns 49.0% of this joint venture.

On November 30, 2000, the Company completed the purchase of a 6.9 acre land parcel for $5.2 million. This land parcel is located in Boynton Beach, Florida. The Company intends to develop this site as a multi-use facility, principally for market rate apartments and ancillary uses.

In November 2000, the Company and its joint venture partner commenced construction of Idelwylde Apartments Phase II, which will add an additional 535 apartment units to the Idelwylde Apartments, located in the Atlanta, Georgia market area. The total capitalized cost of Phase II, when completed, is expected to be approximately $43.1 million. Funding for this project consists of a $30.0 million construction loan and $13.1 million equity financing. The Company has guaranteed any construction cost overruns and the repayment of the construction loan. The project is scheduled for completion in 2003. At December 31, 2001, the joint venture had real estate assets of approximately $25.1 million and borrowings of $11.9 million.

Management Contract Cancellation. During 2001, the Company's management contracts associated with the following properties were terminated:

Effective		Management	Approximate	Approximate Annualized
Date of	Management	Contract	Management Fees	Loss of Management
Termination	Company	Canceled	Earned During 2001	Fees During 2001
			(In thousands)
Affordable Housing Properties:
3/8/01	AERC	Jaelot	$ 6	$ 74
3/21/01	AERC	Spring Hill Villa	11	57
3/21/01	AERC	Warrensville Manor	11	40

Market Rate Properties:
11/30/01	AEMC	Empire House	14	1

Advisory Properties:
1/2/01	AERC	Advised Assets	-	474
1/25/01	AERC	Advised Assets	3	123

Additionally, the Company anticipates that the following management contracts may be canceled during 2002 primarily because of proposed sales of the underlying properties:

Effective			Approximate
Date of	Management		Management Fees
Termination	Company	Management Contract Canceled	Earned During 2001
(In thousands)
Affordable Housing:
Undetermined	AEMC	Hillwood II	$ 95

Market Rate Properties:
Undetermined	AERC	Americana (33.33% Joint Venture)	121*
Undetermined	AERC	Gates Mills Towers (33.33% Joint Venture)	187*
Undetermined	AERC	Watergate (33.33% Joint Venture)	252*
Undetermined	AERC	College Towers (50.00% Joint Venture)	93*

Advisory Properties:
Undetermined	AERC	Advised Assets	217
Undetermined	AERC	Advised Assets	119
*Net fees

Dividends. On December 12, 2001, the Company declared a dividend of $0.25 per common share which was paid on February 1, 2002 to shareholders of record on January 15, 2002. On February 6, 2002, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which will be paid on March 15, 2002 to shareholders of record on March 1, 2002.

Cash Flows. Significant sources and uses of cash in the past three years are summarized as follows, in thousands:

Cash Sources (Uses):

	For the year ended December 31,
	2001	2000	1999
Net cash from operating activities	$ 24,672	$ 31,557	$ 40,130
Real estate and fixed asset additions	(13,747)	(29,257)	(45,357)
Net proceeds from sales of properties	11,806	16,510	36,796
Contributions to joint ventures	(4,357)	(4,084)	(579)
Increases (decreases) in debt, net	9,208	(2,284)	60,509
Cash dividends paid	(24,893)	(30,501)	(40,667)
Purchase of treasury shares	(91)	(17,760)	(15,482)
Cash increase (decrease)	$ 2,598	$(35,819)	$ 35,350

Cash Flows from Operating Activities. For 2001, cash flows from operating activities was $24.7 million as compared with $31.6 million in 2000 and $40.1 million in 1999. The variances were primarily due to the net activity of the following items:

(i) For 2001, the net loss before the gain on sales of operating properties and the loss on extinguishment of debt was $2.0 million compared to a net loss of $2.6 million for 2000, an improvement of approximately $600,000. This improvement was primarily the net result of a reduction in expenses of $1.0 million net of an increase in equity in net loss of joint ventures of $322,000. For 1999, the net income before the gain on sales of operating properties, loss on extinguishment of debt and cumulative effect of a change in accounting principle was $3.2 million. When comparing 2000 to 1999, there was a decline of $5.8 million. This decline was primarily due to a decrease of $1.4 million in total revenues, an increase of $3.4 million in expenses and a decline in the equity in net income (loss) in joint ventures of $749,000.

(ii) For 2001, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures decreased $5.5 million, while for 2000 they decreased $1.2 million. This results in an increase to cash flow from operations of $4.3 million which was primarily due to the reimbursements made by the partners of several joint venture properties for funds that the Company had advanced to these properties. For 1999, they decreased approximately $2.0 million, which results in 2000 having a decrease to cash flow from operations of $800,000 when comparing 2000 to 1999.

(iii) For 2001, accounts payable and accrued expenses decreased cash flow from operations $3.0 million, a decrease of approximately $1.3 million when compared to 2000's decrease of $1.7 million. This variance was primarily due to a decrease in accrued expenses due to the sale of seven properties in 2001 and the timing of the payment of liabilities, thus lowering the necessity of accruals, due to cash payments, at December 31, 2001 compared to December 31, 2000. For 1999, this activity increased cash flow from operations $4.7 million. Therefore, the variance was a decrease of $6.4 million when comparing 2000 to 1999. This decrease was primarily due to an increase in accrued expenses in 2000, principally real estate taxes due to numerous properties being reassessed in 2000 and an increase in the accrual for utilities.

(iv) For 2001, other assets and liabilities decreased operating cash flow $1.4 million, while for 2000, there was an increase of $1.3 million, a variance of $2.7 million. This decrease was primarily the result of the payment of the Company's insurance premium that increased substantially in 2001 due to an increase in premiums.

Cash Flows Used For Investing Activities. Cash used for investing activities was $6.3 million in 2001, $16.8 million in 2000 and $9.1 million in 1999. Included in 2001 was $2.1 million for the purchase of land in Orlando, Florida, $11.6 million used for capital improvements, and $4.4 million used for advances to fund investment capital improvements to certain joint venture properties net of $11.8 million of net proceeds from the sale of seven operating properties. Included in 2000 was $5.2 million for the purchase of land in Boynton Beach, Florida, $24.1 million used for the development of multifamily real estate and other capital improvements, and $4.1 million used for investment capital improvements to certain joint venture properties, net of $16.5 million of net proceeds from the sale of six properties. The 1999 activity was primarily the net result of $45.4 million used for the development of multifamily real estate properties and other fixed asset additions, resulting from an increased capital improvements program which took effect during the year, net of $36.8 million of net proceeds from the sale of nine properties.

Cash Flows Used For/Provided By Financing Activities. Cash used for financing activities was $15.8 million in 2001 and $50.5 million in 2000, while cash provided by financing activities was $4.4 million in 1999. For 2001, cash flows used for financing activity were primarily $24.9 million used to pay dividends on the Company's common and preferred shares, $91,000 for the net purchase of treasury shares, net of a $9.2 million increase in debt borrowings. For 2000, cash flows used for financing activity was primarily $30.5 million used to pay dividends on the Company's common and preferred shares, $17.8 million for the purchase of treasury shares, a $5.5 reduction in total indebtedness net of $3.2 million received from an interest rate swap termination payment. For 1999, cash flows provided by financing activities was primarily the net result of proceeds received from the financing of project specific, nonrecourse mortgage loans on 54 properties less the repayment of senior and medium term note and the payoff of a line of credit (net proceeds of approximately $60.5 million) net of $40.7 million paid for dividends on the Company's common and preferred shares and $15.5 million for the purchase of treasury shares.

RESULTS OF OPERATIONS FOR 2001 COMPARED WITH 2000 AND 2000 COMPARED WITH 1999

In the following discussion of the comparison of the year ended December 31, 2001 to the year ended December 31, 2000 and the year ended December 31, 2000 to the year ended December 31, 1999, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represent 60 wholly owned properties and one property which is 66.67% owned. Acquired/Disposed properties represent two recently constructed properties that have not yet reached stabilization and properties which have been sold. Affordable Housing represents 13 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expense in the Consolidated Statement of Income and painting service expense from total revenues for the Management and Service Operations segment. For the year ended December 31, 2001, NOI was $83.2 million, a decrease of $1.6 million when compared to the NOI of $84.8 million for the year ended December 31, 2000. The NOI for 2000 was $800,000 lower than the NOI of $85.6 million for the year ended December 31, 1999. The NOI for each of the four segments of the Company for the years ended December 31, 2001, 2000 and 1999 was as follows: Acquisition/Disposition $5.2 million, $7.9 million and $7.9 million, Market Rate $69.3 million, $68.1 million and $65.1 million, Affordable Housing $5.6 million, $5.7 million and $6.0 million and Management and Service Operations $3.1 million, $3.1 million and $6.6 million, respectively. The components of NOI together with an explanation of the variances are described below:

Overall, total revenues increased $14,000 when comparing 2001 to 2000 and decreased $1.4 million or 1.0% when comparing 2000 to 1999. Total expenses decreased $996,000 or 0.6% when comparing 2001 to 2000 and increased $3.4 million or 2.2% when comparing 2000 to 1999. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $35,000 or 6.5% when comparing 2001 to 2000 and decreased $18.8 million or $103.0% when comparing 2000 to 1999.

Rental Revenues. Rental revenues decreased $1.6 million or 1.1% when comparing 2001 to 2000 and increased $1.0 million or 0.7% when comparing 2000 to 1999. Rental revenues from the Acquired/Disposed properties decreased $3.7 million or 24.7% when comparing 2001 to 2000. The rental revenues from the two construction properties were $7.2 million for 2001 compared to $5.6 million for 2000, an increase of $1.6 million or 28.5%. Additionally, rental revenues for 2001 included $4.0 million of rental revenues for properties sold in 2001 compared to $6.4 million for those same properties in 2000. Also, rental revenues for 2000 included $3.0 million for properties sold in 2000. When comparing this segment for 2000 compared to 1999, the two construction properties contributed $5.6 million compared to $1.6 million, an increase of $4.0 million or 250.0%. Additionally, properties sold in 2000 contributed $3.0 million compared to $4.2 million for those properties in 1999. Also, 1999 included rental revenues of $4.9 million for the nine properties sold in 1999.

Rental revenues for the Market Rate properties increased $2.0 million or 1.7% when comparing 2001 to 2000 and increased $3.1 million or 2.6% when comparing 2000 to 1999. The average rental rate per unit was $788 at the end of 2001 compared to $758 at the end of 2000 an increase of 4.0%. The Company anticipates that due to the slowing economy that rental rates for 2002 may grow at a much slower rate of 0.0% to 1.0%. At the end of 2001 and 2000, physical occupancy was 90.5% and 91.5%, respectively. When comparing 2000 to 1999, the average rental rate increased $41 per unit or 5.7% from the $717 per unit in 1999. Also, physical occupancy decreased 1.9% from 93.4% in 1999.

Rental revenues for the Affordable Housing properties increased approximately $73,000 when comparing 2001 to 2000 and decreased $34,000 when comparing 2000 to 1999. These revenues are primarily dependent upon the Company being entitled to receive rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments"). The amount of each monthly HAP Payment is equal to the rent (the "Contract Rent") agreed to by HUD pursuant to the terms of a HAP Contract, less the rent payment payable by the Eligible Resident for such month.

Below is a table setting forth the current expiration dates of the HAP Contracts and the HAP revenue recognized for the Company's Affordable Housing properties:

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2001	2000	1999

Ellet Development	December 2017	$ 425	$ 427	$ 426
Hillwood I	July 2016	501	497	500
Jennings Commons	November 2002	324	304	322
Lakeshore Village (50.0% Joint Venture)(A)	October 2002	744	730	749
Puritas Place	September 2011	680	681	691
St. James (Riverview)	November 2009	463	468	482
Shaker Park Gardens II	March 2002	766	736	711
State Road Apartments	December 2016	370	362	351
Statesman II	November 2002	288	263	272
Sutliff Apartments II	November 2019	807	809	802
Tallmadge Acres	March 2002	692	663	650
Twinsburg Apartments	June 2009	445	454	458
Village Towers	November 2009	443	446	440
West High Apartments	November 2002	506	499	504

(A) Amounts shown represents 100.0% payment.

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

The following represents the Company's current intentions concerning those HAP contracts which expire in 2002.

Shaker Park Gardens II. On November 13, 2000, the Company requested a referral to OMHAR (Office of Multifamily Housing and Restructuring) for the restructuring of the mortgage and reduction of Section 8 rents to comparable market rents, and to renew the Housing Assistance Payments ("HAP") Contract which is being extended at current rents until March 30, 2002 (verbal approval to extend to June 30, 2002) to allow for completion of restructuring negotiations. The maximum amount of the commitment for housing assistance payments under the contract is $800,000. The Company expects HUD to further extend the term of the HAP contract and increase the maximum amount of the commitment until the completion of HUD's processing of the Restructuring Application, which is anticipated to be on or before June 30, 2002. In the event that the Company and HUD fail to reach an agreement on the Restructuring Application, the current contract rents most likely would be reduced to market rents.

Lakeshore Village. Currently, the Company intends to renew the HAP contract for a one-year term. It is likely that this property will be referred to OMHAR for restructuring as the current contract rents exceed current market rents. As such, restructuring the mortgage will be the only viable option to maintain an assistance contract as the rents will be required to be marked down to market. During the restructuring process, the Company anticipates that HUD will grant extension contracts in six month terms, at current rents. Based on our experience, we anticipate that the restructuring process will be completed in approximately one year. In the event that the Company and HUD fail to reach an agreement on the Restructuring Application, the current contract rents most likely would be reduced to market rents.

Tallmadge Acres. In November 2001, the Company requested a renewal of the current contract for a one-year term with a rental increase of 2.87%, as calculated using the Operating Cost Adjustment Factor ("OCAF") published as of November 2001. On February 11, 2002, HUD released the 2002 OCAFs. The OCAF for Ohio was increased to 4.0%. Subsequently, the Company revised the renewal request using the new OCAF. The Company anticipates that HUD will renew the HAP contract based on the revised rent increase request.

Jennings Commons. In July 2002, the Company will request a renewal of the contract for a one-year term with an increase of 4.0%, as calculated using the OCAF published on February 11, 2002. The Company anticipates that HUD will renew the HAP contract based on the revised rent increase request.

Statesman II. In July 2002, the Company will request a renewal of the contract for a one-year term with an increase in rents of 4.0%, as calculated using the OCAF published on February 11, 2002. The Company anticipates that HUD will renew the HAP contract based on the revised rent increase request.

West High Apartments. In July 2002, the Company will request a renewal of the contract for a one-year term with an increase of 4.0%, as calculated using the OCAF published on February 11, 2002. The Company anticipates that HUD will renew the HAP contract based on the revised rent increase request.

Fees. The management and service operations recognized fee income of $10.3 million for 2001 compared to $9.7 million for 2000, an increase of $600,000 or 6.2%. When comparing the $9.7 million for 2000 to the $12.4 million for 1999, the decrease of $2.7 million or 21.8% was primarily due to a performance incentive fee of $2.6 million that MIG earned at the end of 1999 related to an entire portfolio under a contract with an institutional client. The management and advisory fees attributed to properties owned by pension fund clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Other Revenues. Other income increased $930,000 or 27.7% when comparing 2001 to 2000, and increased $381,000 or 12.8% when comparing 2000 to 1999. The increase in 2001, when compared to 2000, was primarily due to revenues earned in connection with the Residential Utility Billings ("RUBS"") program. For 2001, the Company recognized $2.0 million of RUBS revenues compared to $896,000 in 2000. The RUBS program was established in January 2000 and has shown growth each quarter since commencement. The Company believes that the program has now stabilized and anticipates that it will provide a small increase in 2002 over 2001 assuming stabilized occupancy. It should be noted that the RUBS revenue is primarily recorded on the Market Rate properties. Also, in comparing 2001 to 2000, the management and service companies segment includes a one-time $363,000 supervisory fee which was earned upon the sale of a non-owned Affordable Housing property. Finally, it should be noted that interest income decreased $781,000 or 61.0% when comparing 2001 to 2000 as a result of less funds available to invest. The decrease was primarily related to the management and service companies segment. The $381,000 increase when comparing 2000 to 1999 was primarily due to the RUBS program net of a decline in interest income. The RUBS program primarily was recorded on the market rate segment while the decline in interest income related to the management and service companies segment.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $1.4 million or 2.2% when comparing 2001 to 2000. These expenses decreased $560,000 or 0.9% when comparing 2000 to 1999. With regards to the acquisition/disposition properties, these expenses decreased $917,000 or 12.7% when comparing 2001 to 2000. When comparing 2000 to 1999, they decreased $1.9 million or 21.8%. The decrease, when comparing 2001 to 2000, was primarily the net result of these expenses decreasing approximately $2.1 million when comparing the expenses for the properties sold in 2001 and the properties sold in 2000, net of an increase of $1.1 million for the two construction properties. The decrease, when comparing 2000 to 1999, was primarily the net result of these expenses decreasing approximately $3.3 million when comparing the expenses recorded for the properties sold in 2000 to the properties sold in 1999, net of an increase in expenses for the two construction properties of approximately $1.8 million. It should be noted that one of the two construction properties was completed during 2000 and the other was completed during 2001. Therefore, the Company anticipates that the expenses incurred on a going forward basis for these two properties should be consistent with the later quarters in 2001.

For the Market Rate properties, these expenses increased approximately $2.1 million or 4.0% when comparing 2001 to 2000. When comparing 2000 to 1999, these expenses increased $1.1 million or 2.1%. The increase in these expenses, when comparing 2001 to 2000, was primarily due to personnel expense which increased $1.4 million or 10.2% primarily as a result of reallocation of personnel resources by the Company associated with the decentralization of property operations and increased costs. Additionally, contributing to the increase in 2001 compared to 2000 were utility costs which increased $546,000 or 8.3% mainly because of increased gas costs as both usage and rates were higher in 2001 than 2000. For 2002, the Company has entered into agreements with certain of its largest gas suppliers for rates which are lower than those charged in 2001. The increase in these expenses, when comparing 2000 to 1999, was primarily due to an increase in personnel expense and in repairs and maintenance offset by a decrease in real estate taxes.

Other Expenses. The Company allocates general and administrative expenses to its four segments based on an internal cost analysis. An amount equal to 85.0% of the management and Service Companies' revenues is classified as Service Companies' expense ($6.3 million for 2001, $6.5 million for 2000 and $6.7 million for 1999). The balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segments. General and administrative expenses decreased $1.2 million or 8.2 % when comparing 2001 to 2000 and decreased $1.8 million or 11.4% when comparing 2000 to 1999. The decrease, when comparing 2001 to 2000, was primarily attributable to a decrease in payroll and related expenses, mainly because of the refinement of certain estimates used by the Company that resulted in allocating certain payroll and related expenses to the properties and the elimination of certain corporate level positions. Additionally, there was a decrease in consulting and professional fees incurred by the Company. The decrease when comparing 2000 and 1999 was also due primarily to a decrease in payroll and related expenses. At the conclusion of 1999, the Company instituted a plan to identify and eliminate approximately $3.0 million on an annualized basis in general and administrative expense. Implementation of changes to effect this reduction were completed during 2000 and included reorganization of departments, reassignment of personnel, elimination of certain corporate level positions, and the reduction in fees paid to outside consultants. The Company believes that 2001 general and administrative expenses are reflective of the implementation of this plan as they are approximately $3.0 million lower than the 1999 expenses. The Company believes that the run rate for 2001 should continue in the upcoming year.

Interest expense decreased $1.8 million or 4.0% when comparing 2001 to 2000 and increased $5.4 million or 14.1% when comparing 2000 to 1999. Interest expense for the Acquired/Disposed properties decreased $933,000 when comparing 2001 to 2000. Since the Company capitalizes interest costs on funds used in construction, the related reduction of interest expense is recorded in the Acquired/Disposed properties segment as this is the segment to which development properties are classified. For 2001, capitalized interest was $1.3 million compared to $1.0 million for 2000. Interest expense for the Acquired/Disposed properties increased approximately $2.5 million when comparing 2000 to 1999. Capitalized interest for 1999 was $3.0 million, therefore, the 2000 interest expense was approximately $2.5 million higher as a result of the decrease in capitalized interest.

For the Market Rate properties, interest expense decreased $841,000 or 2.0% when comparing 2001 to 2000. This decrease was primarily a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal amortization payments. Also, there were fewer loans outstanding as properties sold in 2001 with outstanding loans were assumed by the buyers. Interest expense for Market Rate properties increased approximately $20.4 million when comparing 2000 to 1999. This increase was primarily due to the Company obtaining project specific, nonrecourse mortgage loans collateralized by 54 properties during 1999.

For the management and service companies, interest expense decreased $4,000 when comparing 2001 to 2000. The decrease when comparing 2000 to 1999 was approximately $18.0 million. This decrease was primarily the result of the Company paying off senior notes (resulting in a decrease of $6.1 million), medium term notes (resulting in a decrease of $6.7 million) and an unsecured line of credit (resulting in a decrease of $5.2 million) with the proceeds from the 54 mortgage loans obtained during 1999, as referenced above.

Gain on Sales. The gain on disposition of properties and land, net, of $7.0 million for 2001 resulted from the sale of seven Market Rate operating properties. For 2000, the Company recorded a net gain of $7.5 million which resulted from the sale of six Market Rate operating properties net of a loss of $990,000 recorded in connection with the contribution of a land parcel located in Cranberry Township, Pennsylvania to a joint venture partnership. The $19.6 million gain recorded in 1999 resulted from the sale of eight Market Rate operating properties.

Extraordinary Items. The extraordinary item of $179,000 in 2001 represents the write off of deferred finance costs related to the refinancing of a mortgage loan. The extraordinary item of $3.5 million recognized during 1999 includes a $750,000 facility fee charge, $127,000 interest cancellation penalty and a $932,000 write off of deferred finance costs related to the termination of the unsecured line of credit facility, and approximately $1.7 million related to the pay off and paydown of the Senior and Medium-Term Notes associated with the tender offer. The $1.7 million includes $1.5 million which represents the write off of deferred finance costs, $709,000 which represents transaction costs incurred and $106,000 which represents a prepayment penalty related to the payoff of a first mortgage loan from which $692,000, representing the gain related to the tender, was deducted. There were no extraordinary items in 2000.

Cumulative Effect. Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4,319,200 or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $7,517,800 or $.34 per share (basic and diluted) for the year ended December 31, 1999.

Equity in Net (Loss) Income of Joint Ventures. The combined equity in net (loss) income of joint ventures decreased $322,000 or 196.3% for 2001 compared to 2000, and decreased $749,000 or 128.0% for 2000 compared to 1999. The decrease, when comparing 2001 to 2000, was primarily due to increased depreciation expense in connection with three 49.0% investments made by the Company. The first is the Phase I investment in a 308 unit multifamily property in May 2000. The second represents Phase II of this property which currently is under construction, and has 80 units of the total 535 units now available for leasing. The third is a property under construction which commenced leasing units in August 2001 and has 140 units of the scheduled 252 units now available for leasing. The decrease when comparing 2000 to 1999 was due primarily to an increase in the costs of operating the properties resulting primarily from utilities, real estate taxes and repairs and maintenance. Additionally, interest expense and depreciation also increased, primarily due to the 49.0% joint venture which the Company invested in May 2000.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 2001, 2000 and 1999.

	For the year ended December 31,
(In thousands)	2001	2000	1999
Beneficial interests in joint venture operations
Rental revenue	$ 7,942	$ 7,599	$ 6,958
Cost of operations	5,415	4,871	3,997
	2,527	2,728	2,961
Interest income	46	43	16
Interest expense	(2,031)	(2,171)	(1,850)
Depreciation	(1,028)	(764)	(542)
(Loss) income before cumulative effect of a change
in accounting principle	$ (486)	$ (164)	$ 585

On July 20, 2001, the Company entered into multiple agreements concerning the disposition of five Market Rate joint venture properties located in Northeast Ohio. Under the agreements, the Company would eventually become the 100% fee owner of three of the properties and relinquish its ownership in two of the properties (one property of which the Company is a 66.67% owner). These transactions are anticipated to be completed during the first half of 2002.

Inflation. Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2001, the Company had $1.7 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity. Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to assist them in analyzing opportunities to achieve those objectives.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company completed two interest rate swaps. The notional amount of the swaps was approximately $65.4 million. These swaps were executed to hedge the fair market value of certain fixed rate loans. The first swap was effective March 1, 2000 and the second swap was effective March 10, 2000. For the year ended December 31, 2000, the Company recognized a credit to interest expense of $331,000. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which are being amortized at the rate of $476,000 per year over the remaining terms of the two swap agreements (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2001								December 31, 2000
(In thousands)								Fair Market		Fair Market
Long term debt	2002	2003	2004	2005	2006	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$ 16,555	$ 12,162	$ 6,554	$ 28,345	$ 7,526	$ 475,666	$ 546,808	$ 562,807	$565,744	$568,874
Weighted average interest rate	8.98%	7.07%	7.76%	7.39%	7.80%	7.67%	7.69%		7.75%

MTN's	-	-	105	-	-	-	105	122	709	720
Weighted average interest rate	-	-	6.88%	-	-	-	6.88%	-	7.23%

Total fixed rate debt	16,555	12,162	6,659	28,345	7,526	475,666	546,913	562,929	566,453	569,594

Variable:
Variable rate mortgage debt	75	83	92	101	124	1,181	1,656	1,656	1,724	1,724
Weighted average interest rate	5.02%	5.02%	5.02%	5.02%	5.02%	5.02%	5.02%		10.0%
LIBOR based credit facilities*	3,500	-	-	-	-	-	3,500	3,500	-	-
Total variable rate debt	3,575	83	92	101	124	1,181	5,156	5,156	1,724	1,724
Total long term debt	$ 20,130	$ 12,245	$ 6,751	$ 28,446	$ 7,650	$ 476,847	$ 552,069	$ 568,085	$568,177	$571,318

*One LIBOR based credit facility matures in 2002 and the second LIBOR based credit facility matures in 2003. At December 31, 2001, there was $3.5 million of borrowings outstanding on the facility that matures in 2003.

Sensitivity Analysis. At December 31, 2001 and 2000 the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $600.0 million and $606.8 million, respectively. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

CONTINGENCIES

Environmental. There are no recorded amounts resulting from environmental liabilities and there are no known material contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a material liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits have been completed on all of the Company's wholly owned and joint venture properties.

Pending Litigation. For a discussion of the pending litigation, see Note 11 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002, is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

The information regarding executive officers and other key employees is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2002 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

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

"EBITDA" means earnings before interest, taxes, depreciation and amortization.

"Eligible Resident" means a family or individual whose income, as determined in accordance with HUD regulations, does not exceed income limits promulgated by HUD for the housing market area and which meets certain other conditions specified in the regulations.

"Funds From Operations" or "FFO" means all operating results both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, gains and losses from sales of depreciable operating property and amortization of intangible assets.

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

"MIG" means MIG II Realty Advisors, Inc., the successor to MIGRA, a registered investment advisor and functions as a real estate advisor to pension clients.

"MIGRA" means MIG Realty Advisors, Inc., the company which merged with AERC on June 30, 1998.

"National Housing Act" means the National Housing Act, as amended from time to time.

"NOI" means Net Operating Income.

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

"Service Companies" means Associated Estates Management Company, Merit Painting Services, Inc., Estates Mortgage Company, Children's Computer Company and MIG II Realty Advisors, Inc.

"Unit" means an apartment unit in a multifamily property.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report.

1. Financial Statements: The following documents are filed as part of this report.

Report of Independent Accountants - Associated Estates Realty

Corporation.

Consolidated Balance Sheets at December 31, 2001 and 2000.

Consolidated Statements of Income for the three years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

Schedules Page

II Valuation and Qualifying Accounts F-37

III Real Estate and Accumulated Depreciation F-38

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2002.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2002.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	March 8, 2002
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Louis E. Vogt	President, Chief Operating Officer and Director	March 8, 2002
Louis E. Vogt

/s/ Lou Fatica	Chief Financial Officer (Principal Financial Officer	March 8, 2002
Lou Fatica	and Principal Accounting Officer)

/s/ Albert T. Adams	Director	March 8, 2002
Albert T. Adams

/s/ James M. Delaney	Director	March 8, 2002
James M. Delaney

/s/ Gerald C. McDonough	Director	March 8, 2002
Gerald C. McDonough

/s/ Mark L. Milstein	Director	March 8, 2002
Mark L. Milstein

/s/ Frank E. Mosier	Director	March 8, 2002
Frank E. Mosier

/s/ Richard T. Schwarz	Director	March 8, 2002
Richard T. Schwarz

/s/ Larry E. Wright	Director	March 8, 2002
Larry E. Wright

INDEX TO EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed herewith.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.20a	Settlement and Release Agreement dated November 30, 2001 by and among the Company and certain of the former MIGRA Shareholders.	Exhibit 10.20a to Form 10-K filed herewith.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank.	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form 10-K filed herewith.

INDEX TO FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

Financial Statements:	Page

Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2001 and 2000	F-3
Consolidated Statements of Income for the
three years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Shareholders' Equity for the three
years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the three
years ended December 31, 2001, 2000 and 1999	F-6
Notes to Financial Statements	F-7

Financial Statement Schedules:
II - Valuation and Qualifying Accounts	F-37
III - Real Estate and Accumulated Depreciation at December 31, 2001	F-38

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 19 to the financial statements, in 1999, the Company changed its method of accounting for certain replacements and improvements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 8, 2002

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2001	2000
ASSETS
Real estate assets
Land	$ 90,965	$ 92,083
Buildings and improvements	789,775	794,908
Furniture and fixtures	33,091	32,249
	913,831	919,240
Less: accumulated depreciation	(208,039)	(184,600)
	705,792	734,640
Construction in progress	10,287	7,543
Real estate, net	716,079	742,183
Properties held for sale, net of accumulated depreciation	4,105	27,845
Cash and cash equivalents	3,164	566
Restricted cash	22,237	14,784
Accounts and notes receivable
Rents	937	864
Affiliates and joint ventures	6,195	12,456
Other	4,188	3,886
Investments in joint ventures, net	2,230	-
Intangible and other assets, net	15,699	16,975
	$ 774,834	$ 819,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 551,964	$ 567,468
Unsecured debt	105	709
Total indebtedness	552,069	568,177
Accounts payable and accrued expenses	21,073	24,199
Dividends payable	4,855	-
Resident security deposits	4,161	5,412
Funds held on behalf of managed properties
Affiliates and joint ventures	5,449	8,123
Other	1,761	1,380
Accrued interest	2,879	2,941
Accumulated losses and distributions of joint
ventures in excess of investment and advances	-	1,351
Total liabilities	592,247	611,583

Operating partnership minority interest	10,591	11,520

Commitments and contingencies	-	-

Shareholders' equity
Preferred shares, Class A cumulative, without
par value; 3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,764 issued and 19,421,406 and 19,349,584
outstanding at December 31, 2001 and 2000, respectively	2,300	2,300
Paid-in capital	279,023	279,618
Accumulated distributions in excess of accumulated net income	(132,844)	(108,002)
Accumulated other comprehensive loss	(45)	(2)
Less: Treasury shares, at cost, 3,574,358 and 3,646,180 shares
at December 31, 2001 and 2000, respectively	(32,688)	(33,708)
Total shareholders' equity	171,996	196,456
	$ 774,834	$ 819,559

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(In thousands, except per share amounts)	2001	2000	1999
Revenues
Rental	$ 142,514	$ 144,099	$ 143,137
Property management fees	5,243	5,140	5,271
Asset management fees	2,880	2,628	2,330
Asset acquisition fees	-	352	234
Asset disposition fees	-	-	3,083
Painting services	2,196	1,530	1,524
Other	4,287	3,357	2,976
Total revenues	157,120	157,106	158,555
Expenses and charges
Property operating and maintenance	65,508	64,108	64,668
Depreciation and amortization	34,381	34,363	33,992
Painting services	2,099	1,558	1,435
General and administrative	13,155	14,327	16,170
Interest expense	42,973	44,756	39,418
Total expenses and charges	158,116	159,112	155,683
(Loss) income before gain on disposition of properties and land, net, equity in net (loss) income of joint ventures, minority
interest, extraordinary item and cumulative effect of a
change in accounting principle	(996)	(2,006)	2,872
Gain on disposition of properties and land, net	7,047	7,512	19,630
Equity in net (loss) income of joint ventures	(486)	(164)	585
Minority interest in operating partnership	(479)	(400)	(241)
Income before extraordinary item and cumulative effect
of a change in accounting principle	5,086	4,942	22,846
Extraordinary item-early extinguishment of debt	(179)	-	(3,456)
Cumulative effect of a change in accounting principle	-	-	4,319
Net income	$ 4,907	$ 4,942	$ 23,709

Net (loss) income applicable to common shares	$ (577)	$ (542)	$ 18,225

Earnings per common share - basic:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.02)	$ (.03)	$ .79
Extraordinary item	$ (.01)	$ -	$ (.15)
Cumulative effect of a change in accounting principle	$ -	$ -	$ .19
Net (loss) income	$ (.03)	$ (.03)	$ .83

Earnings per common share - diluted:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.02)	$ (.03)	$ .79
Extraordinary item	$ (.01)	$ -	$ (.15)
Cumulative effect of a change in accounting principle	$ -	$ -	$ .19
Net (loss) income	$ (.03)	$ (.03)	$ .83

Dividends declared per common share	$ 1.25	$ 1.25	$ 1.125

Weighted average number of common shares
outstanding - Basic	19,415	19,733	22,051
- Diluted	19,415	19,733	22,053

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common Shares		in Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	stated value)	Capital	Net Income	Loss	(at cost)

Balance, December 31, 1998	$ 259,188	$ 56,250	$ 2,262	$ 277,135	$ (75,992)	$ (1)	$ (466)
Comprehensive income:
Net income	23,709	-	-	-	23,709	-	-
Other comprehensive income:
Reclassification adjustment for loss included in net income of $(4)	(4)	-	-	-	-	(4)	-
Total comprehensive income	23,705	-	-	-	23,709	(4)	-
Issuance of 74,994 common shares relating to the
MIGRA merger contingent consideration	873	-	7	866	-	-	-
Issuance of 21,000 restricted common shares	260	-	2	258	-	-	-
Retired 1,232 restricted common shares	(25)	-	-	(25)	-	-	-
Purchase of 1,519,380 treasury shares	(15,482)	-	-	-	-	-	(15,482)
Deferred compensation	(177)	-	-	(177)	-	-	-
Common share dividends declared	(24,676)	-	-	-	(24,676)	-	-
Preferred share dividends declared	(5,484)	-	-	-	(5,484)	-	-
Balance, December 31, 1999	238,182	56,250	2,271	278,057	(82,443)	(5)	(15,948)
Comprehensive income:
Net income	4,942	-	-	-	4,942	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $3	3	-	-	-	-	3	-
Total comprehensive income	4,945	-	-	-	4,942	3	-
Issuance of 6,333 common shares	2	-	1	1	-	-	-
Issuance of 216,911 common shares relating to the
MIGRA merger contingent consideration	1,483	-	22	1,461	-	-	-
Issuance of 64,700 restricted common shares	531	-	7	524	-	-	-
Retired 8,900 restricted common shares	(97)	-	(1)	(96)	-	-	-
Purchase of 2,101,800 treasury shares	(17,760)	-	-	-	-	-	(17,760)
Deferred compensation	(329)	-	-	(329)	-	-	-
Common share dividends declared	(25,017)	-	-	-	(25,017)	-	-
Preferred share dividends declared	(5,484)	-	-	-	(5,484)	-	-
Balance, December 31, 2000	196,456	56,250	2,300	279,618	(108,002)	(2)	(33,708)
Comprehensive income:
Net income	4,907	-	-	-	4,907	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $2	2	-	-	-	-	2	-
Company's portion of the unrealized loss on a derivative instrument
held at a joint venture property	(45)	-	-	-	-	(45)	-
Total comprehensive income	4,864	-	-	-	4,907	(43)
Issuance of 778 common shares from treasury shares	8	-	-	(1)	-	-	9
Issuance of 2,000 common shares relating to exercise of options
from treasury shares	19	-	-	(10)	-	-	29
Issuance of 82,133 restricted common shares from treasury shares	713	-	-	(385)	-	-	1,098
Purchase of 13,087 treasury shares	(116)	-	-	-	-	-	(116)
Deferred compensation	(199)	-	-	(199)	-	-	-
Common share dividends declared	(24,265)	-	-	-	(24,265)	-	-
Preferred share dividends declared	(5,484)	-	-	-	(5,484)	-	-
Balance, December 31, 2001	$171,996	$ 56,250	$ 2,300	$ 279,023	$ (132,844)	$ (45)	$ (32,688)

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2001	2000	1999
Cash flow from operating activities:
Net income	$ 4,907	$ 4,942	$ 23,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,381	34,363	33,992
Cumulative effect of a change in accounting principle	-	-	(4,319)
Minority interest in operating partnership	479	400	241
Loss on extinguishment of debt	179	-	3,456
Gain on disposition of properties and land, net	(7,047)	(8,502)	(19,630)
Loss on conveyance of Berkley Manor to joint venture partnership	-	990	-
Loss on conveyance of Rainbow Terrace Apartments to HUD	-	-	66
Equity in net loss (income) of joint ventures	486	164	(585)
Earnings distributed from joint ventures	245	608	391
Net change in assets and liabilities
- Accounts and notes receivable	(768)	1,984	(1,671)
- Accounts and notes receivable from affiliates and joint ventures	6,261	(780)	3,708
- Accounts payable and accrued expenses	(2,999)	(1,657)	4,699
- Other operating assets and liabilities	(1,359)	1,305	(4,176)
- Restricted cash	(7,800)	(635)	(1,398)
- Funds held for non-owned managed properties	381	82	(1,042)
- Funds held for non-owned managed properties of affiliates and joint ventures	(2,674)	(1,707)	2,689
Total adjustments	19,765	26,615	16,421
Net cash flow provided by operations	24,672	31,557	40,130
Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(13,747)	(29,257)	(45,357)
Net proceeds received from sale of properties	11,806	16,510	36,796
Contributions to joint ventures, net	(4,357)	(4,084)	(579)
Net cash flow used for investing activities	(6,298)	(16,831)	(9,140)
Cash flow from financing activities:
Principal payments on secured debt	(11,788)	(6,728)	(33,493)
Proceeds from secured debt, net of required escrow
deposits of $6.8 million at December 31, 1999	18,100	9,800	518,527
Proceeds from interest rate swap termination fee	-	3,187	-
Principal payment on Senior and Medium-Term Notes	(604)	(8,543)	(187,555)
Lines of credit borrowings	43,100	42,764	310,200
Lines of credit repayments	(39,600)	(42,764)	(536,647)
Deferred financing costs	-	-	(8,840)
Transaction costs paid related to debt extinguishment	-	-	(1,683)
Common share dividends paid	(19,409)	(25,017)	(35,183)
Preferred share dividends paid	(5,484)	(5,484)	(5,484)
Purchase of treasury shares - net	(91)	(17,760)	(15,482)
Net cash flow (used for) provided by financing activities	(15,776)	(50,545)	4,360
Increase (decrease) in cash and cash equivalents	2,598	(35,819)	35,350
Cash and cash equivalents, beginning of year	566	36,385	1,035
Cash and cash equivalents, end of year	$ 3,164	$ 566	$ 36,385

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. MIG recognizes revenue primarily from client generated acquisition, disposition and incentive fees, loan origination, advisory, mortgage servicing, asset and property management and construction lending activities. MIG earns the majority of its mortgage servicing fee revenue from two of its pension fund clients. Additionally, the Company owns four taxable REIT subsidiaries which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies".

The Company's portfolio at December 31, 2001 consisted of a total of 129 properties of which 75 (62 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; ten properties in which the Company is a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned, one Affordable Housing property 50.0% owned and three Market Rate properties 49.0% owned) and 44 non-owned properties (of which one is a commercial property) managed by the Company or one of its subsidiaries which provide property and asset management, investment advisory, painting and computer services to both owned and non-owned properties. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

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

The Company entered into an Operating Partnership structured as a DownREIT of which an aggregate 15.0% is owned by limited partners. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement.

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

Buildings and improvements 5 - 30 years

Furniture, fixtures and equipment 5 - 10 years

As more fully discussed in Note 19, effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is, in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4.3 million or $.19 per share (basic and diluted).

The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing.

The Company follows a practice of discontinuing the depreciation of assets specifically identified by management as held for sale. A valuation allowance is established for any asset so identified if in management's opinion, the net sales price of the asset is less than its net book value.

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

Intangible Assets

Intangible assets primarily represent the allocated purchase price from the MIG Realty Advisors, Inc. ("MIGRA") merger associated with the acquired advisory, property management and mortgage servicing contracts obtained from the merger, as well as the related goodwill. The Company reviews its intangible assets for impairment when the client terminates a contract that is not replaced with a new client contract within one year. The Company is amortizing its intangible assets on a straight-line basis over a six year period.

Revenue Recognition

The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing Properties are generally recognized based on rental applications submitted to and approved by HUD.

Acquisition, management and disposition fees and other fees are recognized when the related services are performed and the earnings process is complete. Servicing fee income related to pension fund loans is recognized when earned and is included in other income in the Consolidated Statements of Income.

Rent concessions, including free rent and leasing commissions, incurred in connection with residential property leases are capitalized and amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenue.

Operating Partnership Minority Interest

In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units"). The Company has the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. In conjunction with the settlement of the lawsuit in Harris County, Texas District Court against MIGRA (See Note 11 for further details concerning the settlement), the former MIGRA shareholders redeemed 39,314 OP units for cash in the amount of approximately $393,000 which represented the Company's common share price of $10.00 per unit on the day of redemption. The proceeds of the redemption were used to satisfy certain indemnification obligations owed by the former MIGRA shareholders to the Company in connection with the lawsuit. These units had a recorded value of approximately $929,000 when issued. The difference between the effective purchase price of the minority interest and its recorded value was approximately $536,000, which reduced the recorded value of the underlying real estate. In August 2000, 19,662 of the OP units were exchanged for cash in the amount of $144,000 which represented a value of $7.34 per unit. These units had a recorded amount of $436,000 when issued. The difference of the cash paid and the recorded amounts was $292,000, which reduced the recorded amount of the underlying real estate. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $479,000, $400,000 and $241,000 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the OP unitholders allocated share of net income for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, the Company is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 90.0% (95.0% before January 1, 2001) of its taxable income and meets certain other qualifications.

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Effective January 1, 2001, the Service Companies have elected to be treated as Taxable REIT Subsidiaries. Taxes are provided for those Service Companies having net profits for both financial statements and income tax purposes. The 2001, 2000 and 1999 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $7.2 million, $7.6 million and $4.4 million, respectively, and expire during the years 2009 to 2021.

The gross deferred tax assets were $4.1 million, $3.7 million and $2.2 million at December 31, 2001, 2000 and 1999, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $517,000, $349,000 and $486,000 at December 31, 2001, 2000 and 1999, respectively, relate primarily to the identifiable intangible assets acquired in connection with the MIGRA merger and tax basis differences in fixed assets. The deferred tax valuation allowance was $3.6 million, $3.4 million and $1.7 million at December 31, 2001, 2000 and 1999, respectively. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

At December 31, 2001 and 2000, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $55.2 million and $42.7 million, respectively.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles GAAP net income to taxable income:

(In thousands)	Year Ended December 31,
	2001	2000	1999
GAAP net income	$ 4,907	$ 4,942	$ 23,709
Add: GAAP net loss of Taxable REIT
Subsidiaries and minority interest in joint venture, net	1,076	4,234	1,009
GAAP net income from REIT operations (1)	5,983	9,176	24,718

Add: Book depreciation and amortization	33,833	33,724	33,569
Less: Tax depreciation and amortization	(27,005)	(27,549)	(23,040)
Book/tax differences on gains (losses) from
capital transactions	(2,782)	(7,201)	(7,393)
Other book/tax differences, net	(2,040)	1,739	(4,261)
Taxable income before adjustments	7,989	9,889	23,593
Less: Capital gains	(4,265)	(1,276)	(12,131)
Taxable income subject to dividend requirement	$ 3,724	$ 8,613	$ 11,462

(1) All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

(In thousands)	2001	2000	1999
Cash dividends paid	$ 24,893	$ 30,501	$ 40,667
Less: Dividends designated to prior year	-	-	(10,547)
Plus: Dividends designated from following year	-	-	-
Less: Portion designated capital gain distribution	(4,265)	(1,276)	(12,131)
Less: Return of Capital	(14,140)	(15,596)	(4,890)
Dividends paid deduction	$ 6,488	$ 13,629	$ 13,099

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2001, 2000 and 1999, as reported for income tax purposes, were as follows:

For the year ended December 31, 2001
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2001	$.0399	$.1834	$.0089	$.0178	$ .2500	$.0089
05/1/2001	.0399	.1833	.0089	.0179	.2500	.0089
08/1/2001	.0399	.1833	.0090	.0178	.2500	.0090
11/1/2001	.0400	.1833	.0089	.0178	.2500	.0089
	$.1597	$.7333	$.0357	$.0713	$1.0000	$.0357

For the year ended December 31, 2000

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

02/1/2000	$.1438	$.2184	$.0000	$.0128	$ .3750
05/1/2000	.1438	.2184	.0000	.0128	.3750
08/1/2000	.0959	.1456	.0000	.0085	.2500
11/1/2000	.0959	.1456	.0000	.0085	.2500
	$.4794	$.7280	$.0000	$.0426	$1.2500

For the year ended December 31, 1999

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

05/1/1999	$.1470	$.0850	$.0840	$.0590	$ .3750
08/2/1999	.1470	.0850	.0840	.0590	.3750
11/1/1999	.1470	.0850	.0840	.0590	.3750
	$.4410	$.2550	$.2520	$.1770	$1.1250

Preferred dividends of $5.5 million were paid for each of the years ended December 31, 2001, 2000 and 1999, of which $2.2 million, $448,000 and $1.6 million were designated as a capital gain dividend for the years ended December 31, 2001, 2000 and 1999, respectively.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (referred to hereafter as "FAS 133"), on January 1, 2001. The Company generally maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize volatility in earnings that is caused by interest rates, as well as changes in fair value on its fixed rate liabilities. The Company does not enter into derivative financial instrument contracts for trading or speculative purposes. Derivative instruments that have and may continue to be used as part of the Company's strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. All derivatives are formally documented and recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the variability of cash flows that are to be paid in connection with a recognized liability (a "cash flow hedge"), or to convert certain fixed-rate long-term debt to floating-rate debt (a "fair value hedge"). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded as a component of Other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk are recorded in current-period earnings. The amount of hedge ineffectiveness for the year ended December 31, 2001 was not material. At December 31, 2001, a joint venture property accounted for under the equity method of accounting, in which the Company has a 49.0% interest, had an interest rate swap with a notional amount of $13.3 million and an interest rate of 2.85% that expires on October 21, 2002. Included as an adjustment to comprehensive income at December 31, 2001 is $45,000, representing the Company's proportionate share of the other comprehensive loss adjustment from the joint venture. As of December 31, 2001, the Company expects that within the next twelve months, it will reclassify amounts recorded in Accumulated other comprehensive loss into earnings of approximately $45,000. No derivative instruments were outstanding at December 31, 2000.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. On February 25, 2000, the Company executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which are being amortized over the remaining terms of the two swap agreements (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). During 2001, the Company recorded a credit to interest expense of $476,000 with regards to the amortization of the termination payments. During the year ended December 31, 2000, the Company recorded a credit to interest expense of $331,000 with regards to the swaps.

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

In June 2001, the FASB approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted SFAS 141; however, since June 30, 2001, there were no combinations by the Company to which this standard would apply. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the SFAS 142. The impact of the impairment test on the Company's financial position, results of operations and cash flows is not expected to be material to the Company. As a result of the discontinuation of the amortization of goodwill, the Company will recognize a reduction in amortization expense of approximately $690,000 for the years ended December 31, 2002 and 2003 and $345,000 for the year ended December 31, 2004.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement will be effective for the first quarter of 2002. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows is not material to the Company.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

Development Activity

Construction in progress, including the cost of land for the development of multifamily properties, was $10.3 million and $7.5 million at December 31, 2001 and 2000, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $1.4 million, $1.1 million and $3.1 million during the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, the Company completed the construction of a property and the last 16 units were made available for occupancy. In connection with the completion of this construction, the final $1.7 million was transferred from construction in progress to buildings and improvements. During 2000, the construction and leasing of 268 units at two properties were completed at a total cost of $20.6 million.

The following schedule details construction in progress at December 31, 2001:

			Placed in
(dollars in thousands)	Number	Costs	Service	December 31, 2001		Estimated
	of	Incurred	through	Land	Building	Scheduled
Property	Units	to Date	12/31/01	Cost	Cost	Completion

ORLANDO, FLORIDA
Courtney Chase Land	288	$ 2,145	$ -	$ 2,094	$ 51	*TBD
BOYNTON BEACH, FLORIDA
Boynton Beach Land	229	5,922	-	4,802	1,120	*TBD
OTHER	-	2,220	-	602	1,618
	517	$10,287	$ -	$ 7,498	$ 2,789

* To Be Determined

Acquisition Activity

On June 29, 2001, the Company acquired a 27.8 acre parcel of land for $2.1 million located in Orlando, Florida. The Company is currently negotiating with an advisory client to form a joint venture partnership to complete development of this project. The proposed development of this project is for 288 multifamily Market Rate units.

On May 15, 2000, the Company and one of MIG's advisory clients executed a joint venture agreement for a newly developed 308 unit multifamily Market Rate property and the adjacent land located in Atlanta, Georgia. The Company's initial contribution included land of $4.6 million and cash of $795,000 for its proportionate share in the joint venture. The contributed land is a 48 acre parcel of land on which a 535 unit multifamily Market Rate property is being developed. This land is located adjacent to the 308 unit property. The 535 unit project to be built on the land is scheduled to be completed in 2003. As of December 31, 2001, 80 units are available for occupancy. In connection with the construction of the 535 units, the partnership obtained a construction loan for $30.0 million. This loan matures December 10, 2003, but has two one-year options to extend. As part of the loan agreement, the Company was required to guarantee the loan and any construction cost overruns. As guarantor, the Company has agreed to perform all obligations under the loan agreement that the partnership is unable to perform including, but not limited to, the payments of all amounts that may be due during the term of the loan. At December 31, 2001, the joint venture had real estate assets of $47.2 million and a mortgage payable of $29.1 million. The Company owns 49.0% of the joint venture.

On October 13, 2000, the Company executed a joint venture agreement to develop a 252 unit multifamily Market Rate property located in Cranberry Township, Pennsylvania. The 252 unit project is scheduled to be completed in 2002. The Company contributed land with an estimated fair value of $2.0 million and received a capital credit of $152,000 for its proportionate share in the joint venture. At the time of the transfer, the land had a book value of $3.1 million, consequently, the Company recorded a loss of $990,000 in connection with this transaction which is included in "Gain on disposition of properties and land, net" in the Consolidated Statements of Income. At December 31, 2001, the joint venture had 140 units available for occupancy, real estate assets of $17.6 million and borrowings of $15.4 million. The Company owns 49.0% of this joint venture.

On November 30, 2000, the Company acquired a 6.9 acre parcel of land for $5.2 million located in Boynton Beach, Florida. The Company intends to develop this site as a multi-use facility, principally for market rate apartments and ancillary uses.

Disposition Activity

During 2001, the Company sold seven operating properties for net cash proceeds of $11.8 million and the buyers' assumption of $25.3 million of mortgage indebtedness. An aggregate gain of $7.0 million was recorded.

During 2000, the Company sold six operating properties for net cash proceeds of $16.5 million and for one of the properties the buyer assumed $7.1 million of debt. These six sales resulted in a gain of $8.5 million.

During 1999, the Company sold eight operating properties for net cash proceeds of $36.8 million, resulting in a gain of $19.6 million. Additionally, Rainbow Terrace Apartments, an Affordable Housing property, was conveyed to HUD by deed in lieu of foreclosure resulting in a loss of approximately $66,000.

3. PROPERTIES HELD FOR SALE

At December 31, 2001, the Company had contracts to sell one Market Rate property and one Affordable Housing property, which are presented in the Consolidated Balance Sheets as "Properties held for sale". For the year ended December 31, 2001, these two properties had an aggregate net income of $336,000. Additionally, had these two properties not been classified as held for sale, $188,000 of depreciation would have been recorded. At December 31, 2000, the Company had contracts to sell seven Market Rate properties which were presented as "Properties held for sale". One of the properties at December 31, 2001 was included in a sale of eight properties on December 31, 1999. To facilitate that sale, the Company financed the sale with fixed rate debt maturing July 31, 2001, which was extended until December 31, 2001. These sales were not recognized for GAAP purposes until the seller financing was repaid. In December 2001, there were two properties on which the seller financing was not repaid, and as such, the Company foreclosed on the notes on these two properties. One of the two properties is currently under a contract of sale and is one of the two properties classified as held for sale at December 31, 2001. The remaining property has been reclassified to "Real estate assets" and is no longer considered a "Property held for sale" in the Consolidated Balance Sheet at December 31, 2001. Upon reclassification, the Company recorded a depreciation charge of $298,000 in the fourth quarter of 2001.

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

Restricted cash is comprised of the following:

	2001	2000
(In thousands)
Resident security deposits	$ 1,746	$ 1,671
Investor's escrow	382	399
Escrow and reserve funds for replacements
required by mortgagees	20,109	12,714
	$22,237	$ 14,784

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

Debt securities owned with a maturity at date of purchase of less than 18 months are classified as "held to maturity" and securities with a maturity at date of purchase greater than 18 months are classified as "available for sale". Securities classified as held to maturity are measured at amortized cost. Securities classified as available for sale are measured at fair value. Adjustments to fair value of the securities available for sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax, where applicable, as a separate component of comprehensive income. At December 31, 2001 and 2000, held to maturity securities included: treasury bills with a cost of $155,000 and $182,000 and a fair value of $158,000 and $184,000, respectively, and certificates of deposits with a cost and estimated fair value of $34,000 at December 31, 2000. Available for sale investments included FHLMC securities with a cost of $100,000 at December 31, 2001 and 2000.

5. INTANGIBLE AND OTHER ASSETS

Intangible assets, deferred charges and prepaid expenses consist of the following:

(In thousands)	2001	2000

Intangible assets	$ 7,130	$ 7,130
Deferred financing and leasing costs	13,850	13,630
Less: Accumulated amortization	(10,227)	(7,693)
	10,753	13,067
Prepaid expenses	4,285	3,343
Other assets	661	565
	$15,699	$ 16,975

Amortization expense for intangible assets was $1.2 million, $1.7 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense for deferred finance and leasing costs was $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2000, the Company wrote off approximately $200,000 related to the unamortized amount attributed to the loss of an advisory relationship. This charge was recorded in "Depreciation and amortization" expense in the Consolidated Statements of Income.

6. EXTRAORDINARY ITEMS AND OTHER CHARGES

The extraordinary item of $179,000 in 2001 represents a write off of deferred finance costs related to the refinancing, prior to maturity, of a mortgage loan. The extraordinary item of $3.5 million recognized during 1999 includes a $750,000 facility fee charge, $127,000 interest cancellation penalty and a $932,000 write off of deferred finance costs related to the termination of the unsecured line of credit facility, and approximately $1.7 million related to the pay off and paydown of the Senior and Medium-Term Notes associated with the tender offer. The $1.7 million includes $1.5 million which represents the write off of deferred finance costs, $709,000 which represents transaction costs incurred and $106,000 which represents a prepayment penalty related to the payoff of a first mortgage loan from which $692,000, representing the gain related to the tender, was deducted. There were no extraordinary items in 2000.

7. DEBT

The Company's borrowings are represented by both secured and unsecured debt. Secured debt consists of the following:

(In thousands)	2001	2000

Conventional mortgage debt, maturing
at various dates to 2012	$ 537,781	$ 542,781
Lines of credit, maturing 2002 and 2003	3,500	-
Federally insured mortgage debt, maturing
at various dates to 2022	10,683	24,687
	$ 551,964	$ 567,468

Real estate assets pledged as collateral for all mortgage debt had a net book value of $706.6 million and $680.9 million at December 31, 2001 and 2000, respectively.

Conventional Mortgage Debt

Conventional mortgages payable are comprised of 56 loans at December 31, 2001 and 58 loans at December 31, 2000, each of which is collateralized by the respective real estate and resident leases. These nonrecourse, project specific loans accrue interest at a fixed rate. On December 31, 2001, the Company and its partners completed the refinancing of a $6.1 million HUD loan on a property in which the Company is a 66.67% owner. The refinancing consisted of two loans. The first loan is in the amount of $7.9 million. This loan accrues interest at 6.36% and requires monthly principal and interest payment until the maturity date of July 1, 2005, at which time all unpaid principal and interest is due. The second loan is in the amount of $6.0 million. This loan accrues interest at the rate of 6.36% and requires monthly interest only payments until the maturity date of January 1, 2003, at which time all unpaid principal and interest is due. The proceeds from this loan are restricted. During 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provides for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest only payments at the rate of 7.76% through October 15, 2002 at which time principal and interest payments are required through the maturity date of October 15, 2005. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.77%, and 7.71% at December 31, 2001 and 2000, respectively.

Federally Insured Mortgage Debt

Federally insured mortgage debt which encumbered four of the properties at December 31, 2001 and six of the properties at December 31, 2000 (including one property which is funded through Industrial Development Bonds) is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2022. At December 31, 2001, three of the four federally insured mortgages have a fixed rate and the remaining mortgage ($1.7 million) has a variable rate. Interest rates on the HUD-insured indebtedness range from 5.0% to 7.5%. The weighted average interest rate of the federally insured mortgages was 6.62% and 8.27% at December 31, 2001 and 2000, respectively.

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

Medium-Term Notes Program

The Company had a Medium-Term Note (the "MTN") outstanding having an aggregate balance of $105,000 at December 31, 2001 and two MTN's having an aggregate balance of $709,000 at December 31, 2000. Pursuant to the tender offer during 1999, as discussed above, the Company paid off eight and paid down two of the MTN's with an aggregate payment of $91.8 million. Additionally, the Company paid off a $20.0 million MTN that matured in September 1999. In September, in accordance with the terms of the note, the Company paid the $604,000 balance of one MTN. The remaining MTN has a balance of $105,000, bears interest at 6.88% and matures in December 2004. The weighted average interest rate of the two MTN's was 7.26% at December 31, 2000.

The Company's current MTN Program provides for the issuance, from time to time, of up to $102.5 million of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 2001, there was $62.5 million of additional MTN borrowings available under the program.

Lines of Credit

On November 18, 1999, the Company entered into a $12.0 million secured line of credit facility (the "Secured Line of Credit"). This Secured Line of Credit is secured by two of the Company's properties. The facility was scheduled to mature October 31, 2001 and was extended to December 31, 2002. The Company's borrowings under the Secured Line of Credit bear interest at a rate of, either the prime rate or LIBOR plus 2.0% at the Borrower's option. The Secured Line of Credit is utilized by the Company to provide working capital and for general corporate purposes. Letters of credit totaling $4.0 million limit the amount available under this line of credit to $8.0 million. At December 31, 2001 and 2000, there were no borrowings outstanding under this facility.

On July 20, 2000, the Company entered into a $20.0 million revolving line of credit which is secured by one of the Company's properties. At December 31, 2001, the borrowings were restricted up to an amount not to exceed $12.6 million. The facility is for a term of three years. The Company's borrowings under this revolving line of credit bear interest at a rate of LIBOR plus 1.5%. This revolving line of credit is utilized by the Company to provide working capital and for general corporate purposes. At December 31, 2001, there were $3.5 million of borrowings outstanding under this line of credit. At December 31, 2000, there were no borrowings outstanding under this facility.

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

As of December 31, 2001, the scheduled maturities of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows (in thousands):

2002	$ 20,130
2003	12,245
2004	6,751
2005	28,447
2006	7,650
Thereafter	476,846
$552,069

Cash paid for interest was $41.8 million, $43.8 million and $40.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2001, the Company's interests in the joint venture partnerships were as follows:

Ownership

Americana	33.33%
Gates Mills Towers	33.33%
Watergate	33.33%
College Towers	50.00%
Highland House	50.00%
Lakeshore Village	50.00%
Idlewylde-Phase I	49.00%
Idlewylde-Phase II	49.00%
Berkley Manor	49.00%

Summarized financial information for these joint ventures is as follows:

Balance sheet data

(In thousands)	2001	2000

Real estate, net	$ 86,623	$ 46,750
Other assets	4,357	4,087
	$ 90,980	$ 50,837

Amounts payable to the Company	$ 256	$ 244
Mortgages payable	95,811	64,866
Other liabilities	4,739	4,239
Accumulated deficit	(9,826)	(18,512)
	$ 90,980	$ 50,837

Operating data

(In thousands)	2001	2000	1999

Rental revenues	$ 20,157	$ 20,067	$ 19,074
Other revenues	726	467	114
Operating and maintenance expenses	(14,528)	(13,347)	(11,208)
Depreciation and amortization	(2,554)	(2,196)	(1,666)
Interest expense	(5,166)	(5,708)	(5,232)
Net (loss) income before cumulative effect	(1,365)	(717)	1,082
Cumulative effect of a change in accounting principle	-	-	1,466
Net (loss) income	$ (1,365)	$ (717)	$ 2,548
Company's proportionate interest in:
Depreciation and amortization	$ 1,052	$ 843	$ 592
Interest expense	2,009	2,092	1,800
*Cumulative effect of a change in accounting principle	-	-	523

(Loss) income of joint ventures before cumulative effect
of a change in accounting principle	(486)	(164)	585

*The Company's proportionate share of the cumulative effect of a change in accounting principle is included in the Company's consolidated Cumulative effect of a change in accounting principle as presented in the Consolidated Statements of Income.

The Company's net contributions were $4.1 million, $1.3 million and $56,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues from property management fees charged to joint ventures aggregated $896,000, $891,000 and $843,000 for the years ended December 31, 2001, 2000, 1999, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 11). Rent subsidies of $744,000, $730,000 and $749,000 for the years ended December 31, 2001, 2000 and 1999, respectively, were received by the property.

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

Summarized affiliate and joint venture transaction activity was as follows:

(In thousands)	2001	2000	1999
Property management fee and other
miscellaneous service revenues
- affiliates	$ 1,628	$ 1,860	$ 2,506
- joint ventures	947	965	883
Painting service revenues
- affiliates	569	303	480
- joint ventures	1,005	264	220
Expenses incurred on behalf of and
reimbursed by (1) - affiliates	4,040	4,208	4,007
- joint ventures	3,161	3,010	2,873
Interest income - affiliates	199	264	303
Interest expense - affiliates	(123)	(176)	(124)
- joint ventures	(24)	(27)	(26)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and notes and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.5 million and $4.9 million at December 31, 2001 and 2000, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $109,000 and $2.9 million at December 31, 2001 and 2000, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $44,000 and $296,000 at December 31, 2001, respectively, and $573,000 and $3.6 million at December 31, 2000, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $3.8 million and $1.5 million at December 31, 2001, respectively, and $4.3 million and $950,000 at December 31, 2000, respectively.

Service Companies

On October 25, 2001, the Company purchased certain common stock interests in Service Companies that were owned by the Company's Chief Executive Officer for an aggregate purchase price of $64,000, which represented the estimated value at the date of purchase. At December 31, 2001, the Company owns 100% of these Service Companies.

Notes Receivable

At December 31, 2001 and 2000, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the years ended December 31, 2001 and 2000, the average interest rate charged on these notes was approximately 5.8% and 7.8%, respectively, with principal due May 1, 2002. The Company recognized interest income of $199,000, $263,000 and $227,000 for the years ended December 31, 2001, 2000 and 1999, respectively, relating to these notes.

10. NOTEHOLDER INTEREST

The Company has a noteholder interest in one multifamily property which, since 1984, has been unable to generate sufficient cash flow, as defined, to meet the scheduled interest payments under notes payable to the Company. Accordingly, the Company is entitled to all cash flows from operations. To the extent that the cumulative unpaid debt service on the notes is greater than ten years of aggregate principal and interest amortization (the cumulative amount of debt service), which occurred in 1995, the Company can exercise its rights under a security agreement and foreclose on the property. Because, in substance, the Company will eventually own title to the property, most likely through foreclosure, the property is presented in the financial statements as if owned by the Company. Summarized financial information for this property is as follows:

(In thousands)	2001	2000
Real estate, net	$1,678	$ 1,790
Other assets	382	124
	$2,060	$ 1,914

Mortgage notes payable	$3,540	$ 3,749
Other liabilities	771	412
Accumulated deficit	(2,251)	(2,247)
	$2,060	$ 1,914

(In thousands)	2001	2000	1999
Rental and other revenue	$ 2,112	$ 2,141	$ 2,306
Property operating and
maintenance expenses	(1,556)	(1,425)	(1,265)
Depreciation and amortization	(287)	(254)	(222)
Interest expense	(273)	(289)	(301)
Cumulative effect of a change in
accounting principle	-	-	190
Net (loss) income	$ (4)	$ 173	$ 708

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows (in thousands):

2002	$ 1,003
2003	959
2004	908
2005	462
2006	236
Thereafter	1,153
$ 4,721

The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $349,000 and accumulated depreciation of $182,000 at December 31, 2001. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases for each of the next five years and thereafter, are as follows (in thousands):

	Capital	Operating

2002	$ 22	$ 317
2003	22	235
2004	22	225
2005	21	187
2006	9	101
Thereafter	-	4,872
	96	$5,937
Less interest	(20)
	$ 76

Certain of the ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the financial statements and expire at various dates from 2021 to 2086. Rental revenues derived from such properties were $10.3 million, $9.8 million and $9.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash was $1.0 million at December 31, 2001 and 2000. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2001, 2000 and 1999.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the assignment of fee simple title shall expire in 2037. At December 31, 2001, the net book value of this property was $1.3 million.

Certain Joint Venture Commitments. The Company has guaranteed completion of certain improvements totaling $233,000 in connection with the refinancing of the Americana Apartments, a 738 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner. This obligation is secured by a $233,000 letter of credit. Additionally, in connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company is a 33.33% joint venture partner, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed construction cost overruns and the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003, but has two one-year options to extend. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

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

The rent subsidy program provides that HUD will make monthly housing assistance payments to a Company subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable Company subsidiary. Such contracts have scheduled expiration dates between March 2002 and November 2019. HUD may abate subsidy payments if the applicable Company subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Rent subsidies of $6.8 million for each of the years ended December 31, 2001, 2000 and 1999, were recognized in income by the 13 wholly owned subsidiaries eligible for federal rent subsidies for the years ended December 31, 2001, 2000 and 1999, respectively. As discussed in Note 7, certain obligations are insured by federal mortgage insurance programs.

Pending Litigation

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

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company are named as party defendants in this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The Company is vigorously defending this claim and pursuing its counterclaim, but cannot predict the final outcome of this dispute.

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

Mortgages and notes payable with an aggregate carrying value of $552.0 million and $567.5 million at December 31, 2001 and 2000, respectively, have an estimated aggregate fair value of approximately $568.0 million and $570.6 million, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

The Medium-Term Note with an aggregate carrying value of $105,000 at December 31, 2001 and 2000, respectively, has an estimated fair value of $122,000 and $109,000, respectively.

The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. These agreements, considered qualifying hedges, are not recorded in the financial statements until the debt transaction is consummated and the agreement is settled.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

(In thousands)	2001	2000	1999
Issuance of common shares in connection with the MIGRA merger
including the second and third issuance dates	$ -	$ 1,483	$ 873
Purchase price adjustment	-	-	1,232
Assumption of mortgage debt in connection with the acquisition
of properties	-	1,545	-
Assumption of liabilities in connection with the acquisition of
properties	-	-	1,623
Dividends declared but not paid	4,855	-	-
Contributions of land to joint venture, net of loss on conveyance	-	6,755	-
Adjustment for purchase of minority interest	536	292	-
Assumption of debt by purchaser of property	25,316	7,086	-
In connection with the conveyance of RTA to HUD:
Transfer of mortgage debt	-	-	1,935
Transfer of other liabilities	-	-	188
Transfer of accounts receivable-rent	-	-	31
Transfer of escrows	-	-	762
Transfer of real estate assets, net	-	-	1,396

14. COMMON, TREASURY AND PREFERRED SHARES

Common Shares

In 2000, the Company issued 216,911 common shares for the benefit of the former MIGRA shareholders. This issuance was made pursuant to the contingent consideration provisions of the MIGRA merger agreement. Such shares were recorded in the amount of $1.5 million and increased the recorded amount of the intangible asset associated with the purchase of MIGRA.

Treasury Shares

The Company's Board of Directors has authorized the repurchase of up to five million of the Company's common shares to be repurchased by the Company at market prices. At December 31, 2001, 3,574,358 shares had been repurchased at an aggregate cost of approximately $32.7 million. At December 31, 2000, 3,646,180 shares had been repurchased at an aggregate cost of approximately $33.7 million. The decline in Treasury Shares from 2000 to 2001 was due to the reissuance of shares from treasury shares under various share programs of the Company (See Note 16). The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. At December 31, 2001, the Company has 1,425,642 common shares available to be repurchased under this plan. The timing of stock purchases are made at the discretion of management.

Preferred Shares

At December 31, 2001, 2,250,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares were not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at December 31, 2001 or 2000.

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

(In thousands, except per share amounts)	For the year ended December 31,
	2001	2000	1999
Basic Earnings Per Share:
Income before extraordinary item and cumulative effect
of a change in accounting principle	$ 5,086	$ 4,942	$ 22,846
Less: Preferred share dividends	(5,484)	(5,484)	(5,484)
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle applicable to
common shares	(398)	(542)	17,362
Less: Extraordinary item	(179)	-	(3,456)
Add: Cumulative effect of a change in accounting
principle	-	-	4,319
Net (loss) income applicable to common shares	$ (577)	$ (542)	$ 18,225

Diluted Earnings Per Share:
Income before extraordinary item and cumulative effect of a
change in accounting principle	$ 5,086	$ 4,942	$ 22,846
Less: Preferred share dividends	(5,484)	(5,484)	(5,484)
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle applicable to
common shares	(398)	(542)	17,362
Less: Extraordinary item	(179)	-	(3,456)
Add: Cumulative effect of a change in accounting
principle	-	-	4,319
Net (loss) income applicable to common shares	$ (577)	$ (542)	$ 18,225

Number of shares:
Basic-weighted average shares outstanding	19,415	19,733	22,051
Add: Dilutive shares	-	-	2
Diluted -weighted average shares outstanding	19,415	19,733	22,053

Earnings per common share - basic
(Loss) income before extraordinary item and
cumulative effect of a change in accounting principle	$ (.02)	$ (.03)	$ .79
Extraordinary item	$ (.01)	$ -	$ (.15)
Cumulative effect of a change in accounting principle	$ -	$ -	$ .19
Net (loss) income	$ (.03)	$ (.03)	$ .83

Earnings per common share - diluted:
(Loss) income before extraordinary item and cumulative
effect of a change in accounting principle	$ (.02)	$ (.03)	$ .79
Extraordinary item	$ (.01)	$ -	$ (.15)
Cumulative effect of a change in accounting principle	$ -	$ -	$ .19
Net (loss) income	$ (.03)	$ (.03)	$ .83

Options to purchase 1.4 million of common shares were outstanding at December 31, 1999, (See Note 16), which have been reflected above using the treasury stock method. Approximately 3.2 million and 1.8 million common share options were excluded from the dilutive calculation as the inclusion would be antidilutive due to the net loss applicable to common shares for the years ended December 31, 2001 and 2000, respectively.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods because the Company plans to settle these OP units in cash.

16. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute between 1.0% and 15.0% of their gross wages. The Company matches such contributions at a rate of 50.0% up to a maximum participant contribution of 6.0% (maximum employer contribution was 25.0% up to a maximum participant's contribution of 6.0% prior to February 1, 2001). The Company made contributions to this plan, of approximately $271,000, $118,000 and $154,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company offers long-term disability and medical, dental and life insurance benefits to employees.

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

Restricted share grants made from this Plan vest either in equal increments over three years or at the end of nine years from the date of grant. Those shares vesting at the end of a nine year period have a feature which permits the acceleration of the vesting upon the Company achieving certain financial benchmarks. Option grants made from this Plan to date have been vested either in equal increments over three years or five years beginning on the first anniversary of the date of grant or at the end of nine years. The accelerator described above also applied to the nine year grants. Cash dividends paid during the period of restriction are recorded as a charge to "Accumulated distributions in excess of accumulated net income".

Deferred compensation of $211,000, $108,000 and $37,000 at December 31, 2001, 2000 and 1999, respectively, has been reflected as a reduction of paid-in capital in the accompanying financial statements relating to the issuance of 65,000 restricted shares in 2000 and 21,000 restricted shares in 1999.

Options Granted to Outside Directors

The Company has granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined and approved by the board of directors. Option awards granted vest one year from the date of grant.

Year 2001 Equity Incentive Plan

The Company's Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000 and operates substantially the same as the Equity-Based Incentive and Share Option Plans. The EIP, however, allows for participation by directors as well as employees, does not allow for the grant of incentive stock options and the restricted shares or options issued under the EIP consist solely of treasury shares.

Compensation expense of $189,000 and $99,000 at December 31, 2001 and 2000, respectively, was recorded relating to the issuance of 82,133 restricted shares in 2001.

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

(In thousands, except per share data)	2001	2000	1999
Net (loss) income applicable to common shares
As reported	$ (577)	$ (542)	$ 18,225
Pro forma	(957)	(827)	18,071

(Loss) income per common share
As reported - Basic	$ (.03)	$ (.03)	$ .83
- Diluted	(.03)	(.03)	83
Pro forma - Basic	(.05)	(.04)	.82
- Diluted	(.05)	(.04)	.82

A summary of the status of the Company's stock options granted as of December 31, 2001, 2000 and 1999 and the changes during the year ended on these dates is presented below:

	2001		2000		1999
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	1,782,276	$15.86	1,446,076	$19.03	1,213,375	$22.85
Granted	1,441,000	8.73	586,400	8.31	457,800	10.81
Exercised	2,000	7.19	-	-	-	-
Canceled	20,234	16.11	250,200	16.52	225,099	22.89
Outstanding at end of year	3,201,042	12.66	1,782,276	15.86	1,446,076	19.03
Exercisable at end of year	1,043,024	18.35	690,993	21.23	528,086	22.56
Weighted average fair value of all options granted	$ 0.56		$ 0.45		$ 0.51

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following assumptions:

	2001	2000	1999

Risk free interest rate or range	4.9%	5.5%	6.3%
Dividend yield or range	10.89%	12.41%	14.93%
Expected life or range	7.57 years	7.48 years	7.64 years
Expected volatility or range	26.71%	27.62%	25.98%

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding at	Exercise	Remaining	Exercisable at	Exercise
Prices	December 31, 2001	Prices	Contract Life	December 31, 2001	Price

$7.00 to $8.00	113,000	$ 7.19	7.6	74,994	$ 7.19
$8.00 to $9.05	1,952,200	8.59	9.0	205,420	8.33
$10.00 to $11.75	42,000	10.23	9.0	6,333	11.46
$12.50 to $12.50	282,667	12.50	7.0	72,502	12.50
$22.00 to $24.10	811,175	23.39	4.6	683,775	23.26
$7.00 to $24.10	3,201,042	$12.66	7.6	1,043,024	$ 18.35

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

Prior to January 1 of the EDCP year, any executive officer of the Company may elect to defer all or a portion of their eligible compensation (base salary and bonus) and such amount will be credited to a deferral account maintained on behalf of the executive. Amounts credited to the deferral account are converted to "share units" and represent deferred share awards under the Company's Equity-Based Incentive Compensation Plan. The deferral account is vested at all times. At December 31, 2001 and 2000, there no deferred amounts.

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

Supplemental Employee Retirement Plan

The Company's Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for executive officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers of the Company nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for the Company to make a contribution to the account of each of the participating officers at the end of each Plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes) until distribution. The account balances earn interest each year at a rate that approximates the Company's average cost of capital. The Executive Compensation Committee approves the interest rate at the beginning of each year. At December 31, 2001, 2000 and 1999, the Company recognized expense of $179,000, $132,000 and $272,000, respectively, relating to this Plan.

Annual Incentive Plan

Through the Annual Incentive Plan, executives are rewarded for short-term financial performance and achievement of established corporate objectives. In both 2001 and 2000, annual incentive opportunities were linked to performance relative to a Funds From Operations ("FFO") benchmark, as defined, as well as performance against individual goals. Annual incentive opportunities are set at the beginning of each plan year for eligible participants. Award payouts for performance against the financial benchmark are delivered in restricted shares. Award payouts for performance against individual objectives are delivered 50.0% in cash and 50.0% in restricted shares for 2000 and 100% in cash for 2001. If performance under the financial portion of the plan exceeds the benchmark, the participant's award is subject to a multiplier of up to one and one-half times the established award opportunity. This additional award is paid in restricted shares. At December 31, 2001, the Company recognized expense of $477,000 related to this plan. Of this amount, $189,000 represents amortization of the value of the restricted shares issued in relation to the 2000 financial performance (the value of these restricted shares are being amortized over a four year vesting period). At December 31, 2000, the Company recognized expense of $285,000 related to this plan.

Long-Term Plan

Participants in the Long-Term Plan, a long-term incentive compensation plan, will earn incentive compensation over a three year period (the "Plan Period") based on specific levels of FFO per share, as defined, that are established at the outset of the Plan Period. Initial awards under the Long-Term Plan were based on the Plan Period beginning January 1, 1995 and ending December 31, 1997. The Long-Term Plan terminates in 2005. There were no charges to earnings under this plan and no payments were made on the first eligibility date which occurred in 1998. Beginning with the calendar year 1998, a new three year Plan Period commenced. Payment of the incentive compensation earned under the Long-Term Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the Board of Directors. The second payment eligibility date was in 2001. At December 31, 2001 and 2000, no amounts were earned under this Plan and accordingly, there were no charges reflected on the Consolidated Statements of Income.

18. SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market Rate ("Market Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first) and properties that have been sold. The Market Rate multifamily properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States. Effective January 1, 2001, management revised its reported segments by showing Acquisition/Disposition properties as a separate segment. Previously, Acquisition/Disposition properties were included within the Market Rate segment. Also, the Unallocated Corporate Overhead segment has been eliminated and the costs previously allocated to this segment have been reallocated to the other four segments. Management has adjusted the reportable segments in order to reflect a better representation of the operations of the Company. For comparability purposes, the presentation for the years ended December 31, 2000 and 1999 have been restated to reflect these revisions to the Company's reportable segments.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company previously evaluated the performance of its reportable segments based on EBITDA; however, effective January 1, 2001, management changed its evaluation performance measure to Net Operating Income ("NOI"), as the Company believes that NOI represents a more accurate measure of the reportable segment's activity. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expenses in the Consolidated Statements of Income and painting service expense from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the years ended December 31, 2001, 2000 and 1999 is as follows:

	For the year ended December 31, 2001
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 11,473	$ 124,594	$ 9,904	$ 24,411	$ 170,382
Elimination of intersegment revenues	-	(298)	(77)	(12,887)	(13,262)
Consolidated revenues	11,473	124,296	9,827	11,524	157,120

Equity in net (loss) income of joint ventures	(186)	(287)	(13)	-	(486)

*NOI	5,187	69,324	5,577	3,145	83,233

Total assets	90,779	647,119	10,814	26,122	774,834

	For the year ended December 31, 2000
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 15,130	$ 121,284	$10,013	$ 24,678	$ 171,105
Elimination of intersegment revenues	(2)	(354)	(215)	(13,428)	(13,999)
Consolidated revenues	15,128	120,930	9,798	11,250	157,106

Equity in net income (loss) of joint ventures	2	(136)	(30)	-	(164)

*NOI	7,923	68,094	5,731	3,094	84,842

Total assets	105,323	666,608	12,329	35,299	819,559

	For the year ended December 31, 1999
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 17,060	$ 117,033	$ 9,872	$ 28,864	$ 172,829
Elimination of intersegment revenues	(3)	(310)	(52)	(13,909)	(14,274)
Consolidated revenues	17,057	116,723	9,820	14,955	158,555

Equity in net income of joint ventures	-	495	3	87	585

NOI*	7,928	65,088	5,956	6,647	85,619

Total assets	113,461	681,974	12,556	74,819	882,810

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the years ended December 31, 2001, 2000 and 1999 is as follows:

(In thousands)	2001	2000	1999

Total NOI for reporting segments	$ 83,233	$ 84,842	$ 85,619
Depreciation and amortization	(34,381)	(34,363)	(33,992)
General and administrative expense (excluding service companies expense)	(6,875)	(7,729)	(9,337)
Interest expense	(42,973)	(44,756)	(39,418)
Gain on disposition of properties and land, net	7,047	7,512	19,630
Equity in net (loss) income of joint ventures	(486)	(164)	585
Minority Interest in operating partnership	(479)	(400)	(241)
Extraordinary item	(179)	-	(3,456)
Cumulative effect of a change in accounting principle	-	-	4,319
Consolidated net income	$ 4,907	$ 4,942	$ 23,709

19. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting to capitalize expenditures for certain replacements and improvements, such as new HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Previously, these costs were charged to operations as incurred. Ordinary repairs and maintenance, such as unit cleaning and painting, and appliance repairs are expensed. The Company believes the change in the capitalization method provides an improved measure of the Company's capital investment, provides a better matching of expenses with the related benefit of such expenditures, including associated revenues, and is in the opinion of management, consistent with industry practice. The cumulative effect of this change in accounting principle increased net income for the year ended December 31, 1999 by $4.3 million or $.19 per share (basic and diluted). The effect of this change was to increase income before cumulative effect of a change in accounting principle by $7.5 million or $.34 per share (basic and diluted) for the year ended December 31, 1999.

20. SUBSEQUENT EVENTS

Dividends Declared

On December 12, 2001, the Company declared a quarterly dividend of $0.25 per common share, which was paid on February 1, 2002 to shareholders of record on January 16, 2002.

On February 6, 2002, the Company declared a quarterly dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares which will be paid on March 15, 2002 to shareholders of record on March 1, 2002.

Sale of Property

On January 18, 2002, the Company completed the sale of a property located in Central Ohio. The buyer purchased the property for a sales price of $4.0 million. The sale resulted in an estimated gain of approximately $250,000 which will be recognized in the quarter ending March 31, 2002.

Secured Debt

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the Prime Rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at the prime rate which is currently 4.75%.

Notes Receivable

On February 27, 2002, the Company's Board of Directors extended to May 1, 2005, the two notes receivable from the Company's Chief Executive Officer. These two notes aggregate $3.3 million and were to mature May 1, 2002. All other terms and conditions remain unchanged.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2001
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues	$ 39,638	$ 39,914	$ 39,344	$ 38,224
(Loss) income before extraordinary item	(587)	3,009	2,406	258
Extraordinary item	-	-	-	(179)
Net (loss) income	(587)	3,009	2,406	79
Net (loss) income applicable to common shares	(1,959)	1,638	1,035	(1,291)

Earnings Per Common Share-Basic:
(Loss) income before extraordinary item	$ (.10)	$ .08	$ .05	$ (.06)
Extraordinary item	-	-	-	(.01)
Net (loss) income applicable to common shares	(.10)	.08	.05	(.07)
Weighted average number of shares outstanding	19,378	19,429	19,430	19,422

Earnings Per Common Share-Diluted:
(Loss) income before extraordinary item	$ (.10)	$ .08	$ .05	$ (.06)
Extraordinary item	-	-	-	(.01)
Net (loss) income applicable to common shares	(.10)	.08	.05	(.07)
Weighted average number of shares outstanding	19,378	19,622	19,714	19,422

	2000
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues	$ 38,280	$ 39,459	$ 40,341	$ 39,026
Net (loss) income	(1,617)	(685)	8,516	(1,272)
Net (loss) income applicable to common shares	(2,988)	(2,056)	7,145	(2,643)

Earnings Per Common Share-Basic:
Net (loss) income applicable to common shares	$ (.15)	$ (.10)	$ .36	$ (.14)
Weighted average number of shares outstanding
(in thousands)	20,279	19,611	19,724	19,338

Earnings Per Common Share-Diluted:
Net (loss) income applicable to common shares	$ (.15)	$ (.10)	$ .36	$ (.14)
Weighted average number of shares outstanding
(in thousands)	20,279	19,611	19,734	19,338

ASSOCIATED ESTATES REALTY CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
ADDITIONS
(In thousands)	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 197	$ 1,490	$ -	$ (1,563)(a)	$ 124

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	226	1,366	-	(1,395)(a)	197

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	-	1,497	-	(1,271)(a)	226

(a) Uncollectible amounts written off.

S-2 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$16,001	$2,357	$22,188	$213	$2,357	$22,401	$24,758	$2,922	$21,836	5-30	September, 1995
Bay Club	3,308	129	3,622	197	129	3,819	3,948	1,684	2,264	5-30	December, 1990
Country Club Apartments	11,890	2,772	12,192	294	2,772	12,486	15,258	1,659	13,599	5-30	February, 1998
Ellet	-	-	2,175	414	-	2,589	2,589	1,872	717	30	January, 1978
Gates Mills Club	-	65	3,111	415	65	3,526	3,591	3,072	519	5-30	December, 1980
Gates Mills III	13,900	278	7,388	1,231	278	8,619	8,897	6,892	2,005	6-40	December, 1978
Hawthorne Hills Apartments	2,607	370	2,719	69	370	2,788	3,158	498	2,660	5-30	May, 1997
Hillwood I	-	-	1,449	433	-	1,882	1,882	1,483	399	5-30	June, 1976
Jennings	-	205	1,665	176	205	1,841	2,046	1,158	888	5-30	November, 1981
KTC Properties	19,292	2,724	17,522	1,115	2,724	18,637	21,361	3,915	17,446	5-30	September, 1995
Mallard's Crossing	2,942	941	8,499	1,000	941	9,499	10,440	2,231	8,209	5-30	February, 1995
Portage Towers	-	388	5,609	2,838	524	8,311	8,835	6,212	2,623	6-40	May, 1973
Puritas Place	-	179	2,698	552	179	3,250	3,429	2,101	1,328	5-30	October, 1981
Riverview Towers	-	-	2,300	468	-	2,768	2,768	1,919	849	30	October, 1979
Shaker Park Gardens	2,732	277	3,012	620	277	3,632	3,909	3,242	667	15-17	May, 1964
State Road	-	-	1,185	232	-	1,417	1,417	1,127	290	5-30	September, 1977
Statesman II	-	223	1,633	219	223	1,852	2,075	1,717	358	5-30	May, 1987
Sutliff II	-	-	3,277	627	-	3,904	3,904	3,142	762	5-30	December, 1979
Tallmadge Acres	-	236	4,644	960	270	5,570	5,840	4,320	1,520	6-40	June, 1981
The Oaks	1,656	170	2,242	115	170	2,357	2,527	1,275	1,252	5-30	June, 1985
The Triangle	16,277	-	20,579	1,981	-	22,559	22,559	10,117	12,442	5-30	March, 1989
Twinsburg	-	-	2,834	472	-	3,306	3,306	2,354	952	5-30	July, 1979
Vantage Villa	4,677	566	4,598	233	566	4,831	5,397	1,025	4,372	5-30	October, 1995
Village at Avon	14,000	2,145	21,918	1,796	2,145	23,714	25,859	1,572	24,287	5-30	June, 1998
Village Towers	-	-	2,442	506	-	2,948	2,948	2,059	889	30	October, 1979
West High	-	-	2,715	469	-	3,184	3,184	2,847	337	5-15	December, 1981
Westchester Townhouses	5,987	693	5,686	290	693	5,976	6,669	3,241	3,428	5-30	November, 1989
Western Reserve Village	5,357	691	6,931	24	691	6,955	7,646	922	6,724	5-30	August, 1996
Westlake Investment	-	36	324	766	36	1,090	1,126	1,006	120	15-30	October, 1985
Williamsburg at Greenwood Village	9,935	844	12,930	1,516	844	14,446	15,290	3,785	11,505	5-30	February, 1994
Winchester (2)	3,540	300	5,133	2,248	345	7,336	7,681	6,099	1,582	5-30	March, 1972
Winchester II	-	352	8,296	1,371	373	9,646	10,019	7,713	2,306	6-40	March, 1979

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
Arrowhead Station	3,999	478	4,216	459	478	4,675	5,153	1,096	4,057	5-30	March, 1995
Bedford Commons	5,750	929	5,964	241	929	6,205	7,134	1,502	5,632	5-30	December, 1994
Bolton Estates	4,596	708	5,124	277	708	5,401	6,109	1,374	4,735	5-30	July, 1994
Bradford at Easton	13,898	2,033	16,303	305	2,033	16,608	18,641	2,570	16,071	5-30	October, 1995
Residence at Christopher Wren	10,346	1,560	13,754	1,528	1,560	15,282	16,842	3,909	12,933	5-30	March, 1994
Colony Bay East	3,316	714	4,953	217	714	5,170	5,884	1,176	4,708	5-30	February, 1995
Heathermoor	9,408	1,796	9,087	1,069	1,796	10,156	11,952	2,520	9,432	5-30	August, 1994
Kensington Grove	3,513	533	4,600	144	533	4,744	5,277	1,030	4,247	5-30	July, 1995
Lake Forest	6,124	840	6,135	275	840	6,410	7,250	1,617	5,633	5-30	July, 1994
Muirwood Village at Bennell	4,009	790	4,657	238	790	4,895	5,685	1,274	4,411	5-30	March, 1994
Muirwood Village at London	-	205	3,729	191	205	3,920	4,125	742	3,383	5-30	March, 1994
Oak Bend Commons Apartments	4,206	733	5,029	85	733	5,114	5,847	791	5,056	5-30	May, 1997
Pendleton Lakes East	7,409	1,314	8,027	611	1,314	8,638	9,952	2,151	7,801	5-30	March, 1994
Perimeter Lakes	6,263	1,269	8,778	264	1,269	9,042	10,311	1,654	8,657	5-30	Sept, 1996
Saw Mill Village	12,235	2,548	17,261	911	2,548	18,172	20,720	2,909	17,811	5-30	April, 1997
Sterling Park	3,224	646	3,919	161	646	4,080	4,726	1,022	3,704	5-30	August, 1994
Residence at Turnberry	8,858	869	11,567	1,723	869	13,290	14,159	3,342	10,817	5-30	March, 1994

SOUTHERN OHIO
Remington Place	6,806	1,645	10,124	392	1,645	10,516	12,161	1,763	10,398	5-30	April, 1997

MICHIGAN
Arbor Landings	18,448	1,129	10,403	8,391	1,681	18,242	19,923	2,834	17,089	5-30	January, 1995
Aspen Lakes Apartments	2,755	340	5,508	263	340	5,771	6,111	1,095	5,016	5-30	September, 1996
Central Park Place	7,046	1,013	7,363	451	1,013	7,814	8,827	1,903	6,924	5-30	December, 1994
Country Place Apartments	4,351	768	4,181	206	768	4,387	5,155	1,002	4,153	5-30	June, 1995
Clinton Place Apartments	9,304	1,219	9,506	95	1,219	9,601	10,820	1,436	9,384	5-30	August, 1997
Georgetown Park Apartments	20,538	1,778	12,141	11,991	2,128	23,782	25,910	4,477	21,433	5-30	December, 1994
Oaks and Woods at Hampton	28,561	3,026	27,204	1,679	3,026	28,883	31,909	6,180	25,729	5-30	August, 1995
The Landings at the Preserve	7,160	815	7,190	229	815	7,419	8,234	1,573	6,661	5-30	September, 1995
Spring Brook Apartments	4,820	610	5,308	97	610	5,405	6,015	1,019	4,996	5-30	June, 1996
Spring Valley Apartments	11,743	1,433	13,462	382	1,433	13,884	15,277	1,953	13,324	5-30	October, 1997
Summer Ridge	9,693	1,251	11,194	282	1,251	11,476	12,727	2,261	10,466	5-30	April, 1996

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA
Cypress Shores	13,078	2,769	16,624	232	2,769	16,856	19,625	2,276	17,349	5-30	February, 1998
Windsor Pines	22,289	4,834	28,851	486	4,834	29,337	34,171	3,155	31,016	5-30	October, 1998
Kirkman	3,500	3,222	46,125	53	3,222	46,178	49,400	3,724	45,676	5-30	February, 1996

GEORGIA
The Falls	17,973	5,403	23,497	1,253	5,403	24,750	30,153	3,347	26,806	5-30	February, 1998
Morgan Place	9,141	3,292	9,159	332	3,292	9,491	12,783	1,133	11,650	5-30	July, 1998

MARYLAND
Reflections	10,295	1,807	12,501	353	1,807	12,854	14,661	1,645	13,016	5-30	February, 1998
Annen Woods	7,558	1,389	9,069	548	1,389	9,617	11,006	1,206	9,800	5-30	July, 1998
Hampton Pointe	18,107	3,394	21,712	1,513	3,394	23,225	26,619	2,929	23,690	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	13,269	1,551	16,458	380	1,551	16,838	18,389	2,019	16,370	5-30	July, 1998

TEXAS
Fleetwood	4,809	997	5,720	212	997	5,932	6,929	721	6,208	5-30	July, 1998

ARIZONA
20th and Campbell	10,471	3,192	10,207	267	3,192	10,474	13,666	1,294	12,372	5-30	July, 1998

INDIANA
The Gables at White River	8,837	1,064	11,680	191	1,064	11,871	12,935	1,994	10,941	5-30	February, 1997
Waterstone Apartments	16,750	1,508	22,861	214	1,508	23,075	24,583	3,353	21,230	5-30	August, 1997
Steeplechase	7,838	2,261	16,257	216	2,261	16,473	18,734	1,868	16,866	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	15,569	2,146	19,159	1,144	2,146	20,303	22,449	4,045	18,404	5-30	March, 1996

LAND HELD FOR DEVELOPMENT
NORTHERN OHIO
Westlake Investment	-	523	-	-	523	-	523	-	523	-	October, 1985

CENTRAL OHIO
Wyndemere	-	200	-	-	200	-	200	-	200	-	March, 1997

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA
Boynton Beach	-	4,802	-	-	4,802	-	4,802	-	4,802	-	December, 2000
Courtney Chase	-	2,094	-	-	2,094	-	2,094	-	2,094	-	June, 2001

MICHIGAN
Aspen Lakes Apts.	-	402	-	-	402	-	402	-	402	-	September, 1996
The Landings at the Preserve	-	266	-	-	266	-	266	-	266	-	September, 1995
	$551,964	$97,049	$730,083	64,411	98,187	793,355	891,542	188,065	703,477

Management Service Companies				4,743	757	3,972	4,729	1,347	3,382	10-30	November, 1993
Land, Building & Improvements				$69,154	$98,944	$797,327	896,271	189,412	706,859
FURNITURE, FIXTURE & EQUIPMENT							33,247	22,712	10,535
Construction in progress							2,790	-	2,790
GRAND TOTALS							$932,308	$212,124	$720,184

(1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

S-6 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES
INVESTMENTS IN WHICH
AERC HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
College Towers	$ -	$340	$3,351	$877	$340	$4,228	$4,568	$3,709	$ 859	7-30	January, 1969
Highland House	-	54	210	7	54	217	271	215	56	5-30	June, 1964
Lakeshore Village	3,953	482	3,862	221	482	4,083	4,565	2,570	1,995	3-30	October, 1982
	3,953	876	7,423	1,105	876	8,528	9,404	6,494	2,910

INVESTMENTS IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde - Phase I	17,200	3,701	19,631	7	3,701	19,638	23,339	1,052	22,287	5-30	May, 2000
Idlewylde - Phase II	11,948	4,603	-	-	4,603	20,482	4,603	24	25,061	5-30	October, 1998

PENNSYLVANIA
Berkley Manor	15,400	2,123	-	15,598	2,123	11,036	13,159	146	13,013	5-30	November, 1999
	44,548	10,427	19,631	15,605	10,427	30,674	41,101	1,222	39,879

INVESTMENTS IN WHICH
AERC HAS A 33.33% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Americana	11,610	504	7,128	6,255	504	13,383	13,887	8,069	5,818	5-30	June, 1968
Gates Mills Towers	18,500	-	10,359	11,520	1,351	20,528	21,879	14,056	7,823	10-30	December, 1969
Watergate	17,200	500	13,539	3,467	500	17,006	17,506	14,767	2,739	5-30	July, 1971
	47,310	1,004	31,026	21,242	2,355	50,917	53,272	36,892	16,380

Land, Building and Improvements	$95,811	$12,307	$58,080	$37,952	$13,658	$90,119	103,777	44,608	59,169
Furniture, Fixtures and Equipment							8,350	3,200	5,150
Construction in Progress							26,688	-	26,688
							$138,815	$47,808	$91,007

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2001

The Aggregate Cost for Federal Income Tax purposes was approximately $904.9 million and $908.5 million at December 31, 2001 and 2000, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

(In thousands)	2001	2000

Balance, beginning of period	$ 963,459	$ 967,092
Disposal of fixed assets	(43,936)	(25,996)
Contribution of land to partnership interests	-	(7,717)
New acquisition properties	2,145	5,205
Purchase of remaining two-thirds interest in Euclid House	-	1,723
Improvements	10,640	23,152
Balance, end of period	$ 932,308	$ 963,459

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

(In thousands)	2001	2000

Balance, beginning of period	$ 193,431	$ 171,545
Disposal of fixed assets	(14,562)	(10,757)
Depreciation for period	33,255	32,643
Balance, end of period	$ 212,124	$ 193,431