Form 10-Q
period 2002-03-30
ASSOCIATED ESTATES REALTY CORP
filed 2002-05-10
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes [ x ] No [ ]

Number of shares outstanding as of May 10, 2002: 19,451,773 shares

ASSOCIATED ESTATES REALTY CORPORATION

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2002	2001
	(in thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 91,240	$ 90,965
Buildings and improvements	794,428	789,775
Furniture and fixtures	33,361	33,091
	919,029	913,831
Less: accumulated depreciation	(219,420)	(208,039)
	699,609	705,792
Construction in progress	11,133	10,287
Real estate, net	710,742	716,079
Properties held for sale	-	4,105
Cash and cash equivalents	2,675	3,164
Restricted cash	21,320	22,237
Accounts and notes receivable
Rents	1,072	937
Affiliates and joint ventures	7,249	6,195
Other	3,230	4,188
Investments in joint ventures, net	1,885	2,230
Intangible and other assets, net	15,180	15,699
	$ 763,353	$ 774,834
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 550,092	$ 551,964
Unsecured debt	105	105
Total indebtedness	550,197	552,069
Accounts payable and accrued expenses	18,688	21,073
Dividends payable	4,866	4,855
Resident security deposits	3,936	4,161
Funds held on behalf of managed properties
Affiliates and joint ventures	6,309	5,449
Other	1,094	1,761
Accrued interest	2,883	2,879
Total liabilities	587,973	592,247

Operating partnership minority interest	10,591	10,591

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,764 issued and 19,465,758 and 19,421,406
outstanding at March 31, 2002 and December 31, 2001, respectively	2,300	2,300
Paid-in capital	278,721	279,023
Accumulated distributions in excess of accumulated net income	(140,279)	(132,844)
Accumulated other comprehensive (loss) income	(27)	(45)
Less: Treasury shares, at cost, 3,530,006 and 3,574,358 shares
at March 31, 2002 and December 31, 2001, respectively	(32,176)	(32,688)
Total shareholders' equity	164,789	171,996
	$ 763,353	$ 774,834

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2002	2001
	(In thousands, except per share amounts)
Revenues
Rental	$ 33,832	$ 35,874
Property management fees and reimbursements	5,363	5,157
Asset management fees	758	747
Painting services	294	308
Other	796	1,382
Total revenues	41,043	43,468
Expenses
Property operating and maintenance	15,719	16,891
Depreciation and amortization	8,569	8,470
Direct property management expenses	4,057	3,830
Painting services	366	249
General and administrative	3,248	3,276
Interest expense	10,147	10,955
Total expenses	42,106	43,671
(Loss) income before gain on disposition of properties, equity in
net loss of joint ventures and minority interest	(1,063)	(203)
Gain on disposition of properties	255	-
Equity in net loss of joint ventures	(242)	(259)
Minority interest in operating partnership	(116)	(126)
Net (loss) income	$ (1,166)	$ (588)

Net (loss) income applicable to common shares	$ (2,537)	$ (1,959)

Earnings per common share - basic:
Net (loss) income applicable to common shares	$ (.13)	$ (.10)

Earnings per common share - diluted:
Net (loss) income applicable to common shares	$ (.13)	$ (.10)

Dividends declared per common share	$ .25	$ .50

Weighted average number of common shares outstanding - basic	19,438	19,378
- diluted	19,438	19,378

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common		In Excess Of	Other	Treasury
		Preferred	Shares	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Net Income	(Loss) Income	(at cost)

Balance, December 31, 2001	$ 171,996	$ 56,250	$ 2,300	$ 279,023	$ (132,844)	$ (45)	$ (32,688)
Net (loss) income	(1,166)	-	-	-	(1,166)	-	-
Other comprehensive (loss) income:
Company's portion of the unrealized (loss)
income on a derivative instrument held
at a joint venture property	18	-	-	-	-	18	-
Total comprehensive (loss) income	(1,148)	-	-	-	(1,166)	18	-
Issuance of 36,985 restricted common shares
from treasury shares	368	-	-	(58)	-	-	426
Deferred compensation	(262)	-	-	(262)	-	-	-
Exercise of options on 8,000 shares
from treasury shares	77	-	-	(14)	-	-	91
Issue 252 shares from treasury shares	3	-	-	-	-	-	3
Purchase of 2,587 treasury shares	(8)	-	-	-	-	-	(8)
Other	-	-	-	32	(32)	-	-
Common share dividends declared	(4,866)	-	-	-	(4,866)	-	-
Preferred share dividends declared	(1,371)	-	-	-	(1,371)	-	-
Balance, March 31, 2002	$ 164,789	$ 56,250	$ 2,300	$ 278,721	$ (140,279)	$ (27)	$ (32,176)

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months
	ended March 31,
	2002	2001
	(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (1,166)	$ (588)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	8,569	8,800
Gain on disposition of properties	(255)	-
Minority interest in operating partnership	116	126
Equity in net loss of joint ventures	242	259
Earnings distributed from joint ventures	122	94
Net change in assets and liabilities:
- Accounts and notes receivable	416	(375)
- Accounts and notes receivable of affiliates and joint ventures	(647)	(817)
- Accounts payable and accrued expenses	(2,880)	(1,701)
- Other operating assets and liabilities	132	(360)
- Restricted cash	942	(252)
- Funds held for non-owned managed properties	(667)	(205)
- Funds held for non-owned managed properties of affiliates
and joint ventures	859	2,599
Total adjustments	6,949	8,168
Net cash flow provided by operations	5,783	7,580

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(2,405)	(1,928)
Net proceeds received from sale of properties	3,791	-
Contributions to joint ventures	-	(945)
Net cash flow provided by (used for) investing activities	1,386	(2,873)
Cash flow from financing activities:
Principal payments on secured debt	(1,373)	(1,540)
Proceeds from secured debt	-	4,200
Line of credit borrowings	3,000	8,500
Line of credit repayments	(3,500)	(6,500)
Common share dividends paid	(4,855)	(4,837)
Preferred share dividends paid	(1,371)	(1,371)
Treasury shares transactions - net	441	7
Net cash flow used for financing activities	(7,658)	(1,541)
(Decrease) increase in cash and cash equivalents	(489)	3,166
Cash and cash equivalents, beginning of period	3,164	566
Cash and cash equivalents, end of period	$ 2,675	$ 3,732

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 4,866	$ 4,858
Cash paid for interest (excluding capitalized interest)	9,819	10,759

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

The Company's portfolio at March 31, 2002 consisted of a total of 126 properties of which 74 (61 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; ten properties in which the Company was a joint venture partner (one Market Rate property 66.67% owned; three Market Rate properties 33.33% owned; two Market Rate properties 50.0% owned; one Affordable Housing property 50.0% owned; and three Market Rate properties 49.0% owned) and 42 non-owned properties (one of which is a commercial property) managed by the Company or one of its subsidiaries. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Associated Estates Realty Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which became effective January 1, 2002 for the Company. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, has been discontinued effective with the adoption of this standard, January 1, 2002. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS 142 upon adoption and at March 31, 2002, there was no impact of the impairment test on the Company's financial position, results of operations and cash flows. As a result of the discontinuation of the amortization of goodwill, the Company recognized a reduction in amortization expense of approximately $147,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has adopted this Statement effective January 1, 2002, and through March 31, 2002, it has had no impact on the Company's financial position, results of operations and cash flows. The property sold in January 2002 was held for sale as of December 31, 2001, and is therefore excluded from discontinued operations presentation.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement will be effective for the Company's fiscal year ending December 31, 2003. With the rescission of FAS No. 4, the Company will no longer record gains or losses from the early extinguishment of debt as an extraordinary item but will record them as a component of the Company's operations.

Property Management

In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", effective January 1, 2002, the Company recharacterized as revenues certain reimbursements received for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. Previously, the Company netted reimbursements against the expenses. Effective January 1, 2002, the Company is reporting these reimbursements as revenues and the reimbursed expenditures as direct property management expenses. The presentation for 2001 has been recharacterized on the same basis.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $11.1 million and $10.3 million at March 31, 2002 and December 31, 2001, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $364,000 and $240,000 during the three month periods ended March 31, 2002 and 2001, respectively.

3. SALE OF PROPERTIES

On January 18, 2002, the Company completed the sale of a property located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million which resulted in the Company recording a gain of $255,000.

4. PROPERTIES HELD FOR SALE

At March 31, 2002, the Company had no properties classified as held for sale. At December 31, 2001, the Company had contracts to sell one Market Rate property and one Affordable Housing property which were presented in the Consolidated Balance Sheets as "Properties held for sale". The Market Rate property was sold January 18, 2002 (see Note 3 for further information). The contract on the Affordable Housing property has been canceled and the property has been reclassified to "Real estate assets" as it is no longer considered a "Property held for sale", since management does not believe it will be sold within the next year. Upon reclassification, the Company recorded the previously unrecognized depreciation of approximately $49,000.

5. DEBT

Conventional

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at the prime rate which was 4.75% at March 31, 2002.

In 2000, the Company caused to be obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest-only payments at the rate of 7.76% through October 15, 2002 when payments of principal and interest are required through the maturity date of October 15, 2005.

Line of Credit

On March 31, 2002, $3.0 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted to an amount not to exceed $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% which was 3.38% at March 31, 2002. At December 31, 2001, there were $3.5 million of borrowings outstanding under this line of credit. The Company also has a $12.0 million line of credit which matures December 31, 2002. Letters of credit totaling $3.8 million (see Notes 11 and 12 for further information) limit the amount available under this line of credit to $8.2 million. There were no borrowings outstanding under this line at March 31, 2002 or at December 31, 2001.

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

Summarized affiliate and joint venture transaction activity is as follows:

	Three months ended
	March 31,
(In thousands)	2002	2001

Property management fee and other
miscellaneous service revenues - affiliates	$ 389	$ 832
- joint ventures	235	238
Painting service revenues - affiliates	85	117
- joint ventures	79	177
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	961	1,154
- joint ventures	867	789
Interest income - affiliates	31	66
Interest expense - affiliates	(22)	(54)
- joint ventures	(3)	(7)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.0 million and $2.5 million at March 31, 2002 and December 31, 2001, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated zero and $109,000 at March 31, 2002 and December 31, 2001, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company advances funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $781,000 and $1.1 million at March 31, 2002, respectively, and $44,000 and $296,000 at December 31, 2001, respectively. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $4.4 million and $1.9 million at March 31, 2002, respectively, and $3.8 million and $1.5 million at December 31, 2001, respectively.

Notes Receivable

At March 31, 2002 and December 31, 2001, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the three months ended March 31, 2002 and 2001, the interest rates charged on these notes were approximately 3.6% and 7.6%, respectively. The Company recognized interest income of $31,000 and $66,000 for the three months ended March 31, 2002 and 2001, respectively, relating to these notes. On February 27, 2002, the Company's Board of Directors extended the maturity date for these two notes from May 1, 2002 to May 1, 2005.

Joint Ventures

On July 20, 2001, the Company entered into multiple agreements concerning the disposition of five Market Rate joint venture properties located in Northeast Ohio. Under the agreements, the Company would eventually become the 100% fee owner of three of the properties and relinquish its ownership interest in two of the properties (one property of which the Company is a 66.67% owner). These transactions were completed April 19, 2002 (See Note 12 for further information).

7. SHARES

On February 28, 2002, the Company granted 36,985 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's 2001 Equity Incentive Plan pursuant to which grants are made solely from treasury shares. The Company's policy on the reissuance of treasury shares is to account for the issuance on the First-In First-Out method. At March 31, 2002, the Company held 3,530,006 treasury shares at a cost of $32.2 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net (loss) income and the number of common shares used in the computation of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted EPS, which includes all such shares, as applicable.

	For the three months
	ended March 31,
	(In thousands, except per share amounts)
	2002	2001
Basic Earnings Per Share:
Net (loss) income	$ (1,166)	$ (588)
Less: Preferred share dividends	1,371	1,371
Net (loss) income applicable to common shares	$ (2,537)	$ (1,959)

Diluted Earnings Per Share:
Net (loss) income before income from discontinued operations	$ (1,166)	$ (588)
Less: Preferred share dividends	1,371	1,371
Net (loss) income applicable to common shares	$ (2,537)	$ (2,537)

Number of Shares:
Basic-average shares outstanding	19,438	19,378
Diluted-average shares outstanding	19,438	19,378

Earnings Per Common Share - Basic:
Net (loss) income applicable to common shares	$ (.13)	$ (.10)

Earnings Per Common Share - Diluted:
Net (loss) income applicable to common shares	$ (.13)	$ (.10)

Options to purchase 3.2 million and 3.1 million common shares were outstanding at March 31, 2002 and 2001, respectively. Approximately 246,000 and 30,000 common share options were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss incurred for the three months ended March 31, 2002 and 2001, respectively.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market Rate ("Market Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold. The Market Rate multifamily properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies". The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies' expense, which is included within the general and administrative expenses in the Consolidated Statements of Operations, direct property management expenses and painting service expenses from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three months ended March 31, 2002 and 2001 is as follows:

	For the three months ended March 31, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 832	$ 31,273	$ 2,435	$ 8,579	$ 43,119
Elimination of intersegment revenues	-	(46)	(4)	(2,026)	(2,076)
Consolidated revenues	832	31,227	2,431	6,553	41,043

Equity in net (loss) income of joint ventures	(169)	(74)	1	-	(242)

*NOI	476	16,973	1,322	580	19,351

Total assets	28,695	691,006	11,306	32,346	763,353

	For the three months ended March 31, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 2,739	$ 31,579	$ 2,482	$ 10,169	$ 46,969
Elimination of intersegment revenues	-	(91)	(59)	(3,351)	(3,501)
Consolidated revenues	2,739	31,488	2,423	6,818	43,468

Equity in net loss of joint ventures	-	(252)	(7)	-	(259)

*NOI	1,374	17,142	1,243	1,139	20,898

Total assets	55,052	716,564	12,815	34,026	818,457

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three months ended March 31, 2002 and 2001 is as follows:

	For the three months ended March 31,
	2002	2001
	(In thousands)
Total NOI for reportable segments	$19,351	$ 20,898
Depreciation and amortization	(8,569)	(8,470)
General and administrative expense
(excluding service companies' expense)	(1,698)	(1,676)
Interest expense	(10,147)	(10,955)
Gain on disposition of properties	255	-
Equity in net loss of joint ventures	(242)	(259)
Minority interest in operating partnership	(116)	(126)
Consolidated net (loss) income	$ (1,166)	$ (588)

10. CONTINGENCIES

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company are named as party defendants in this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

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

The Company renewed its blanket insurance policy for the period April 1, 2002 through March 31, 2003 at greater cost with less protection. The Company's lenders may assert concerns over increased risk exposure brought about by reduced insurance coverage. At least one lender has already advised the Company about its concerns over a lack of terrorism insurance coverage. Accordingly, the potential exists for disputes between the Company and one or more of its lenders concerning insurance coverage issues.

The Company believes that its insurance coverage is representative of what is commercially available and reasonably acceptable.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

11. GUARANTIES

In connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company was a 33.33% joint venture partner at March 31, 2002, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

12. SUBSEQUENT EVENTS

Dividends Declared and Paid

On March 25, 2002, the Company declared a dividend of $0.25 per common share which was paid on May 1, 2002 to shareholders of record on April 15, 2002.

Joint Venture Transaction

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate joint venture properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of Americana Apartments (738 units), College Towers Apartments (458 units) and Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units).

Sale of Property

On April 24, 2002, the Company completed the sale of the Americana Apartments, a 738 unit residential community located in Northeast Ohio. The buyer purchased the property for a contract sales price of $18.5 million. The sale resulted in a gain that will be recorded in the quarter ended June 30, 2002.

Line of Credit

On April 19, 2002, the Company entered into an Amended and Restated Line of Credit Agreement, which extended its $12.0 million line of credit from December 31, 2002 to December 31, 2003, and increased the maximum amount of such facility from $12.0 million to $14.0 million and permits such credit facility to be utilized as security in derivative transactions.

ASSOCIATED ESTATES REALTY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Report on Form 10-Q. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

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

  changes in market conditions that may limit or prevent the Company from acquiring properties or selling properties identified for disposition, which may impede the Company's ability to continue to diversify its portfolio; and

  risks of construction, including cost overruns, contractor defaults and contractor delays .

Liquidity and Capital Resources

The Company anticipates that it will meet its liquidity requirements for the current year generally through its net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $17.8 million available at March 31, 2002), property sales proceeds and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or, under certain conditions, at a rate of LIBOR plus 2.0%. The Company is currently paying interest at the prime rate which was 4.75% at March 31, 2002. The maturing loan had an interest rate of 9.61%. Additionally, during the remainder of 2002 and 2003, approximately $4.2 million and $6.3 million, respectively, of principal amortization payments on secured debt are required.

At March 31, 2002, the Company had $3.0 million outstanding under a $20.0 million secured line of credit. This line of credit matures in July 2003. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 3.38% at March 31, 2002. There were $3.5 million of borrowings outstanding under this line of credit at December 31, 2001. Additionally, the Company also has a $14.0 million line of credit which matures December 31, 2003. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either March 31, 2002 or December 31, 2001; however, the amount currently available under this line of credit is limited to $9.2 million because of outstanding letters of credit and a credit risk sublimit relative to derivative transactions.

The Company has guaranteed completion of certain improvements totaling $7.0 million in connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, in which the Company was a 33.33% joint venture partner at March 31, 2002. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which the Company and its joint venture partner are developing.

Insurance

The September 11, 2001 terrorist attack on New York's World Trade Center and its aftermath has created a number of uncertainties for the Company concerning the management of its insurance risks. The Company recently renewed its blanket insurance policy for the period April 1, 2002 to March 31, 2003 at greater cost with less protection. The Company is not alone in facing this twin dilemma. Since September 11, insurance costs have risen dramatically across the industry, many insurers have significantly reduced their capacity positions and many others have refused to insure against acts of terrorism.

Accordingly, for the current year the Company is facing a 47.0% increase in property insurance premiums coupled with reduced insurance protection, in particular, for terrorist-related risks. When the Company renewed its current property insurance policy, the Company was unable to obtain quotes for terrorism insurance at any price. While the Company continues to pursue insurance protection for terrorist-related risks, it appears unlikely that meaningful coverage can be obtained and that whatever limited coverage becomes available will only be available at exorbitant rates.

Insurance coverage issues are a matter of concern not only for the Company and its shareholders, but also the Company's lenders, who may assert their own concerns over increased risk exposure brought about by reduced insurance coverage. At least one lender has already advised the Company about its concerns over a lack of terrorism insurance coverage at one of the Company's properties located in Columbus, Ohio. Accordingly, the potential exists for disputes between the Company and one or more of its lenders concerning insurance coverage issues.

While these developments are a matter of continuing concern, the Company believes that such risks are mitigated by the fact that its property portfolio is primarily comprised of garden apartment communities located in the Midwest, outside of central business districts and accordingly, should be considered low-probability targets. Moreover, the Company believes that its current insurance coverage is representative of what is commercially available and reasonably acceptable in today's often chaotic insurance environment. The Company also believes that many other companies are facing similar concerns, which will create impetus for an acceptable resolution. In addition, legislation is currently pending in Congress that would have the federal government fill the gap left by the insurance companies by paying the damages resulting from any future terrorist attack.

Acquisitions, Dispositions and Development

Any future multifamily property acquisitions or developments, whether wholly owned or through a co-investment, would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings through the exchange of properties, undistributed earnings, secured debt financings, or the issuance of shares or units exchangeable into common shares.

Dispositions: On January 18, 2002, the Company completed the sale of a property located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million and the Company recorded a gain of $255,000.

Potential Dispositions: The Company is strategically marketing five properties. These five properties are comprised of two Affordable Housing properties and three Market Rate properties, all of which are located in Ohio.

Advisory Dispositions: In March 2002, two properties containing a total of 624 units were sold on behalf of MIG advisory clients.

Development: For the three months ended March 31, 2002, two joint venture partnerships in which the Company is a 49.0% partner, completed the construction and commenced leasing 32 units of the scheduled 252 units at Berkley Manor (140 units were completed during 2001) and 53 units of the scheduled 535 units for Idlewylde-Phase II (80 units were completed during 2001).

The Company is in the process of constructing or planning the construction of an additional 770 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Boynton Beach-Land	Boynton Beach, FL	TBD(1)	TBD(1)
Courtney Chase-Land	Orlando, FL	288	2004
Berkley Manor (49.0% owned Joint Venture)	Cranberry Twp., PA	80(2)	2002
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, GA	402(2)	2003
		770

(1) To be determined

(2) Represents the number of units still under construction. Berkley Manor will contain 252 units and Idlewylde-Phase II will contain 535 units when the construction of these properties are completed.

Management Contract Cancellation

During 2002, the Company's management contracts associated with the following properties were terminated:

			Approximate	Approximate
Effective		Management	Management	Annualized Loss
Date of	Management	Contract	Fees Earned	of Management
Termination	Company	Canceled	Earned During 2002	Fees During 2002
			(In thousands)
Market Rate Properties:
4/19/02	AERC	Gates Mills Towers (33.33% joint venture)	$ 46	$ 141
4/19/02	AERC	Americana (33.33% joint venture)	32	89 (1)
4/19/02	AERC	Watergate (33.33% joint venture)	68	206 (1)
4/19/02	AERC	College Towers (50.0% joint venture)	29	86 (1)

Advisory Properties:
3/01/02	AERC	Advised Assets	32	86
3/29/02	AERC	Advised Assets	54	163

(1) In connection with the April 19, 2002 transaction, the Company became the 100% owner of these three properties and as such, no longer will report management fee income for them.

Additionally, the Company anticipates that the following management contracts may be canceled during 2002 primarily because of proposed sales of the underlying properties:

			Approximate
			Management
Effective Date	Management	Management	Fees Earned
of Termination	Company	Contract Canceled	During 2002

Advisory Properties:			(In thousands)
Undetermined	AERC	Advised Assets	$ 45
Undetermined	AERC	Advised Assets	27
Undetermined	AERC	Advised Assets	49
Undetermined	AERC	Advised Assets	19

Dividends: On March 25, 2002, the Company declared a dividend of $0.25 per common share which was paid on May 1, 2002 to shareholders of record on April 15, 2002. On February 6, 2002, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on March 15, 2002 to shareholders of record on March 1, 2002.

Cash Flows: Significant sources and uses of cash for the three months ended March 31, 2002 and 2001 are summarized as follows, in thousands:

Cash Sources (Uses):

	For the three months
	ended March 31,
	2002	2001

Net cash from operating activity	$ 5,783	$ 7,580
Real estate and fixed asset additions	(2,405)	(1,928)
Net proceeds from sales of properties	3,791	-
Contributions to joint ventures	-	(945)
(Decreases) increases in debt-net	(1,873)	4,660
Cash dividends paid	(6,226)	(6,208)
Treasury share transactions	441	7
Cash (decrease) increase	$ (489)	$ 3,166

Cash flow from operating activity: Net cash provided by operating activities decreased $1.8 million from $7.6 million to $5.8 million for the three months ended March 31, 2002 when compared with the three months ended March 31, 2001. This decrease was primarily due to the net activity of the following items:

(i) For the three months ended March 31, 2002, the net loss before the gain on disposition of properties was $1.4 million compared to a net loss of $588,000 for the three months ended March 31, 2001, a decline of $833,000. This decline was primarily due to a decrease of $2.4 million in total revenues net of a decrease of $1.6 million in total expenses. As explained in greater detail below, the primary reason for the decrease in total revenues was due to a decrease of $2.0 million in rental revenues from the sale of seven properties in 2001 and one property in 2002. The decrease in total expenses was primarily due to a decrease of $1.2 million in property operating and maintenance expenses attributable to the aforementioned sales and a decrease of $808,000 in interest expense.

(ii) For 2002, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures decreased $231,000, while for 2001 they decreased $1.2 million. This results in an increase of $1.0 million when comparing the two periods.

(iii) For 2002, accounts payable and accrued expenses decreased $2.9 million, while for 2001 they decreased $1.7 million resulting in a decrease to cash flow provided by operations of $1.2 million. The primary reason for this variance relates to the decrease in expenses and the timing of the payment of liabilities, both of which results in reducing the necessity of accruals at March 31, 2002 compared to March 31, 2001.

(iv) For 2002, restricted cash decreased $942,000 while for 2001 restricted cash increased $252,000 resulting in an increase to funds provided by operations of $1.2 million when comparing the two periods. This increase was primarily due to an increase in replacement reserve deposits in 2001 compared to a slight decrease during 2002 and a decrease of $441,000 insurance escrow deposits in 2002 compared to a decrease of $125,000 in 2001.

(v) For 2002, funds held for non-owned managed properties and non-owned managed properties of affiliates and joint ventures increased $192,000. For 2001, they increased $2.4 million. This results in a decrease of $2.2 million when comparing the two periods. The primary reason for the decrease was that at March 31, 2001, the Company was holding funds from the sale of two managed properties which occurred in March 2001. There was no like activity in 2002.

Net cash flows provided by investing activities of $1.4 million for the three months ended March 31, 2002 were primarily the net result of $2.4 million used for the development of multifamily real estate, and other capital expenditures, net of $3.8 million of net proceeds from the sale of one operating property.

Net cash flows used for financing activities of $7.7 million for the three months ended March 31, 2002 were primarily used to pay dividends on the Company's common and preferred shares and to pay principal payments on secured debt and net borrowings on the Company's line of credit.

RESULTS OF OPERATIONS

Comparison of the quarter ended March 31, 2002 to the quarter ended March 31, 2001

In the following discussion of the comparison of the quarter ended March 31, 2002 to the quarter ended March 31, 2001, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 61 wholly owned properties and one property which was 66.67% owned. Acquired/Disposed properties represents one recently constructed property that has not yet reached stabilization and properties that have been sold. Affordable Housing represents 13 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses from revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies' expense which is included within the general and administrative expense in the Consolidated Statement of Income, direct property management expenses and painting service expense from total revenues for the Management and Service Operations segment. For the three months ended March 31, 2002, NOI was $19.4 million, a decrease of $1.5 million when compared to the NOI of $20.9 million for the three months ended March 31, 2001. The NOI for each of the four segments of the Company for the three months ended March 31, 2002 and 2001 was: Acquisition/Disposition $476,000 and $1.4 million, Market Rate $17.0 million and $17.1 million, Affordable Housing $1.3 million and $1.2 million and Management and Service Operations $580,000 and $1.1 million, respectively. The components of NOI together with an explanation of the variances are described as follows:

Overall, total revenues decreased $2.4 million or 5.6% and total expenses decreased $1.6 million or 3.6% when comparing the quarter ended March 31, 2002 to the quarter ended March 31, 2001, respectively. Net (loss) income applicable to common shares after deduction for the dividends on the Company's preferred shares declined $578,000 or 55.3% for the quarter.

Rental Revenues: Rental revenues decreased $2.0 million for the quarter. The Acquisition/Disposition properties rental revenues decreased $1.9 million primarily due to the sale of seven properties during 2001 and one property during 2002. Rental revenues for the Market Rate properties decreased $195,000 for the quarter. The average rental rate per unit was $798 for the 2002 quarter compared to $773 for the 2001 quarter. During these periods, the physical occupancies were 90.3% for the 2002 quarter compared to 92.3% for the 2001 quarter.

Other Revenues: Other Income decreased $586,000 or 42.5% for the quarter. The decrease for the quarter was primarily due to a $363,000 supervisory fee, recorded on the Management and Service Companies segment, earned in March 2001 upon the sale of a non-owned Affordable Housing property. It should also be noted that interest income decreased $79,000 when comparing the quarter ended March 31, 2002 to the same period in 2001.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses decreased $1.2 million for the quarter. These expenses for the Acquisition/Disposition properties decreased $1.0 million primarily due to the sale of seven properties during 2001 and one property during 2002. For the Market Rate properties, these expenses decreased $92,000. The decrease was the net of a decrease in utility expenses and repairs and maintenance and an increase in real estate taxes and insurance expense and personnel costs. Utility expenses decreased primarily due to lower gas cost in 2002 compared to 2001 as a result of less usage in 2002 and a lower rate due to executing a rate contract for a majority of Northeast Ohio properties at the beginning of the winter season. Repairs and maintenance declined primarily due to expense controls instituted during the later half of 2001. The increase in real estate taxes and insurance was primarily due to higher property insurance premiums which commenced at the beginning of the premium year April 2001. Additionally, it should be noted that the property insurance premiums for the new premium year commencing April 2002 are approximately 47.0% higher than the prior year. The increase in personnel costs were primarily due to annual raises and increased benefit costs, primarily health insurance. For the Affordable Housing properties, these expenses decreased $71,000 for the quarter, primarily due to decreased utility costs, principally gas costs which were down due to lower usage and decreased rates.

Other Expenses: The Company allocates general and administrative expenses to its four segments as follows: Based on an internal cost analysis, an amount equal to 85.0% of the Management and Service Companies' revenues is classified as Service Companies' expense ($1.6 million for both quarters 2002 and 2001), the balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segments. General and administrative expenses decreased $28,000 for the quarter.

Interest expense decreased $808,000 or 7.4% for the quarter. Interest expense for the Acquired/Disposed properties decreased $580,000 for the quarter. Since the Company capitalizes interest costs on funds used in construction, the related reduction of interest expense is recorded in the Acquired/Disposed properties segment as this is the segment to which development properties are classified. For the quarter ended March 31, 2002, capitalized interest was $124,000 higher than 2001. Additionally, four of the seven properties sold during 2001 were secured by mortgages, and as such recorded interest expense. For the Market Rate properties, interest expense decreased $203,000 for the quarter, primarily as a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal payments. For the Affordable Housing properties, interest expense was approximately the same when comparing the two quarters.

Equity in net loss of joint ventures

For the quarter ended March 31, 2002, the combined equity in net loss of joint ventures decreased $17,000 when compared to the quarter ended March 31, 2001. The decrease was primarily due to the addition of the operations of two properties currently under construction. The Company is a 49.0% joint venture partner in both of these properties. As of March 31, 2002, one of these properties had 172 of 252 units available to lease and the other property had 133 of 535 units available to lease.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three months ended March 31, 2002 and 2001.

	For the three months
	ended March 31,
(In thousands)	2002	2001

Beneficial interests in joint venture operations
Rental revenue	$ 2,144	$ 1,951
Cost of operations	1,512	1,457
	632	494
Interest income	2	35
Interest expense	(497)	(544)
Depreciation	(373)	(232)
Amortization	(6)	(12)
Net loss	$ (242)	$ (259)

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to the Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

HISTORICAL FUNDS FROM OPERATIONS AND DISTRIBUTABLE CASH FLOW

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. The Company defines FFO as the inclusion of all operating results applicable to common shareholders, both recurring and non-recurring, except those defined as "extraordinary items" under generally accepted accounting principles ("GAAP"), adjusted for depreciation on real estate assets, amortization of intangible assets and gains and losses from the disposition of properties. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution ("FAD") is calculated as FFO less recurring capital expenditures funded by operations, depreciation on other assets and amortization of deferred financing fees. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and FAD should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. Certain other real estate companies may define FFO in a different manner.

FFO and FAD for the three month periods ended March 31, 2002 and 2001 are summarized in the following table:

	For the three months
	ended March 31,
	2002	2001
	(In thousands)

Net (loss) income applicable to common shares	$(2,537)	$ (1,959)

Depreciation on real estate assets
Wholly owned properties	7,904	7,652
Joint venture properties	339	204
Amortization of intangible assets	142	289
Gain on sale of properties	(255)	-
Funds From Operations	5,593	6,186

Depreciation - other assets	557	557
Amortization of deferred financing fees	330	342
Fixed asset additions	(1,479)	(1,556)
Fixed asset additions - joint venture properties	(107)	(42)
Funds Available for Distribution	$ 4,894	$ 5,487

Weighted average shares - Basic	19,438	19,377
- Diluted	19,438	19,377

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2002, the fair market value of the Company's debt has decreased approximately $4.7 million or 1.0% primarily as a result of a slight increase in interest rates since December 31, 2001 and the reduction of debt due to monthly amortization payments. There have been no other material changes in the fair value of assets and liabilities since the date of the Company's Form 10-K.

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, there are no material pending legal proceedings to which the Company or any of its subsidiaries or service companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company are named as party defendants in this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.20a	Settlement and Release Agreement dated November 30, 2001 by and among the Company and certain of the former MIGRA Shareholders.	Exhibit 10.20a to Form 10-K filed March 13, 2002.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank.	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 10, 2002	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

Lou Fatica, Vice President, Chief Financial Officer
(Date)	and Treasurer