Form 10-Q
period 2002-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2002-08-13
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes [ x ] No [ ]

Number of shares outstanding as of August 9, 2002: 19,497,270 shares

ASSOCIATED ESTATES REALTY CORPORATION

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2002	2001
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 91,668	$ 90,965
Buildings and improvements	792,349	789,775
Furniture and fixtures	33,358	33,091
	917,375	913,831
Less: accumulated depreciation	(220,175)	(208,039)
	697,200	705,792
Construction in progress	11,554	10,287
Real estate, net	708,754	716,079
Properties held for sale	-	4,105
Cash and cash equivalents	1,773	3,164
Restricted cash	19,726	22,237
Accounts and notes receivable
Rents	974	937
Affiliates and joint ventures	5,858	6,195
Other	2,557	4,188
Investments in joint ventures, net	11,086	2,230
Goodwill	1,725	1,725
Intangible and other assets, net	14,961	13,974
	$ 767,414	$ 774,834
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 553,333	$ 551,964
Unsecured debt	105	105
Total indebtedness	553,438	552,069
Accounts payable and accrued expenses	22,547	21,073
Dividends payable	4,874	4,855
Resident security deposits	4,273	4,161
Funds held on behalf of managed properties
Affiliates and joint ventures	4,117	5,449
Other	1,338	1,761
Accrued interest	2,554	2,879
Total liabilities	593,141	592,247

Operating partnership minority interest	8,815	10,591

Commitments and contingencies		-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,764 issued and 19,497,686 and 19,421,406
outstanding at June 30, 2002 and December 31, 2001, respectively	2,300	2,300
Paid-in capital	278,677	279,023
Accumulated distributions in excess of accumulated net income	(139,950)	(132,844)
Accumulated other comprehensive (loss) income	(23)	(45)
Less: Treasury shares, at cost, 3,498,077 and 3,574,358 shares
at June 30, 2002 and December 31, 2001, respectively	(31,796)	(32,688)
Total shareholders' equity	165,458	171,996
	$ 767,414	$ 774,834

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001
(In thousands, except per share amounts)
Revenues
Rental	$ 35,212	$ 35,865	$ 68,544	$ 71,259
Property management fees and reimbursements	4,808	5,172	10,159	10,302
Asset management fees	716	731	1,474	1,478
Painting services	346	508	640	816
Other	1,007	1,021	1,794	2,369
Total revenues	42,089	43,297	82,611	86,224
Expenses
Property operating and maintenance	16,935	16,408	32,317	32,942
Depreciation and amortization	8,588	8,455	17,109	16,881
Direct property management expenses	3,660	3,874	7,705	7,677
Painting services	377	396	743	645
General and administrative	2,856	3,305	6,104	6,582
Interest expense	10,313	10,909	20,361	21,735
Total expenses	42,729	43,347	84,339	86,462
(Loss) income before (loss) gain on disposition of properties, equity in net loss of joint ventures, minority interest,
extraordinary item and income (loss) from discontinued
operations	(640)	(50)	(1,728)	(238)
(Loss) gain on disposition of properties	(39)	3,344	216	3,344
Equity in net loss of joint ventures	(388)	(176)	(630)	(435)
Minority interest in operating partnership	(109)	(116)	(225)	(241)
(Loss) income before extraordinary item and income (loss) from
discontinued operations	(1,176)	3,002	(2,367)	2,430
Extraordinary item - early extinguishment of debt	(77)	-	(77)	-
Income (loss) from discontinued operations	7,824	7	7,849	(9)
Net income	$ 6,571	$ 3,009	$ 5,405	$ 2,421

Net income (loss) applicable to common shares	$ 5,200	$ 1,638	$ 2,663	$ (322)

Earnings per common share - basic:
(Loss) income before extraordinary item and income from
discontinued operations	$ (.13)	$ .08	$ (.26)	$ (.02)
Extraordinary item	-	-	-	-
Income from discontinued operations	.40	-	.40	-
Net (loss) income applicable to common shares	$ .27	$ .08	$ .14	$ (.02)

Earnings per common share - diluted:
(Loss) income before extraordinary item and income from
discontinued operations	$ (.13)	$ .08	$ (.26)	$ (.02)
Extraordinary item	-	-	-	-
Income from discontinued operations	.40	-	.40	-
Net (loss) income applicable to common shares	$ .27	$ .08	$ .14	$ (.02)

Dividends declared per common share	$ .25	$ .25	$ .50	$ .75

Weighted average number of common
shares outstanding - basic	19,475	19,429	19,457	19,403
- diluted	19,475	19,622	19,457	19,403

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common		In Excess Of	Other	Treasury
		Preferred	Shares	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Net Income	(Loss) Income	(at cost)

Balance, December 31, 2001	$ 171,996	$ 56,250	$ 2,300	$ 279,023	$ (132,844)	$ (45)	$ (32,688)
Net income	5,405	-	-	-	5,405	-	-
Other comprehensive income:
Company's portion of the unrealized
income on a derivative instrument held
at a joint venture property	22	-	-	-	-	22	-
Total comprehensive income	5,427	-	-	-	5,405	22	-
Issuance of 36,985 restricted common shares
from treasury shares	368	-	-	(58)	-	-	426
Deferred compensation	(136)	-	-	(136)	-	-	-
Issue 56,588 shares from treasury shares	429	-	-	(184)	-	-	613
Purchase of 14,867 treasury shares	(147)	-	-	-	-	-	(147)
Reclassify distribution	-	-	-	32	(32)	-	-
Common share dividends declared	(9,737)	-	-	-	(9,737)	-	-
Preferred share dividends declared	(2,742)	-	-	-	(2,742)	-	-
Balance, June 30, 2002	$ 165,458	$ 56,250	$ 2,300	$ 278,677	$ (139,950)	$ (23)	$ (31,796)

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JUNE 30,

(UNAUDITED)

	2002	2001
(In thousands)
Cash flow from operating activities:
Net income	$ 5,405	$ 2,421
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	17,167	16,969
Loss on extinguishment of debt	77	-
Gain on disposition of properties	(8,098)	(3,344)
Minority interest in operating partnership	225	241
Equity in net loss of joint ventures	630	435
Earnings distributed from joint ventures	123	157
Net change in assets and liabilities:
- Accounts and notes receivable	1,187	637
- Accounts and notes receivable of affiliates and joint ventures	744	(1,020)
- Accounts payable and accrued expenses	(700)	1,442
- Other operating assets and liabilities	(462)	(859)
- Restricted cash	(4,706)	(2,597)
- Funds held for non-owned managed properties	(423)	(97)
- Funds held for non-owned managed properties of affiliates
and joint ventures	(1,332)	(712)
Total adjustments	4,432	11,252
Net cash flow provided by operations	9,837	13,673

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(8,306)	(7,388)
Net proceeds received from sale of properties and land	24,097	4,661
Contributions to joint ventures	(1,051)	(2,268)
Net cash flow provided by (used for) investing activities	14,740	(4,995)
Cash flow from financing activities:
Principal payments on secured debt	(28,248)	(2,893)
Proceeds from secured debt	11,089	4,200
Line of credit borrowings	18,000	17,500
Line of credit repayments	(15,000)	(11,500)
Common share dividends paid and operating partnership distributions	(9,718)	(9,693)
Preferred share dividends paid	(2,742)	(2,743)
Treasury shares transactions - net	651	-
Net cash flow used for financing activities	(25,968)	(5,129)
(Decrease) increase in cash and cash equivalents	(1,391)	3,549
Cash and cash equivalents, beginning of period	3,164	566
Cash and cash equivalents, end of period	$ 1,773	$ 4,115

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 4,874	$ 4,857
Land contributed to joint venture	1,250	-
Assumption of debt by purchaser of properties	-	18,081
Assumption of debt in connection with the joint venture transaction	28,770	-
Relinquishment of debt in connection with the joint venture transaction	13,878	-
Adjustment for purchase of minority interest	956	536
Cash paid for interest (excluding capitalized interest)	20,648	21,520

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

The Company's portfolio at June 30, 2002 consisted of a total of 123 properties of which 76 (63 Market Rate properties and 13 Affordable Housing properties) are owned, directly or indirectly, by the Company or by a subsidiary of the Company; five properties in which the Company is a joint venture partner (one Market Rate property 50.0% owned; one Affordable Housing property 50.0% owned; and three Market Rate properties 49.0% owned) and 42 non-owned properties (one of which is a commercial property) managed by the Company or one of its subsidiaries. Additionally, MIG provides asset management services for an additional seven properties, six of which are commercial properties.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which became effective January 1, 2002 for the Company. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, has been discontinued effective with the adoption of this standard, January 1, 2002. Upon adoption, goodwill and intangible assets were tested for impairment in accordance with the provisions of SFAS 142 and at June 30, 2002, there was no impact of the impairment test on the Company's financial position, results of operations and cash flows. (See Note 7 for further information).

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

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has adopted this Statement effective January 1, 2002. The property sold in January 2002 was held for sale as of December 31, 2001, and is therefore excluded from discontinued operations presentation. The operations of Gates Mills III, a 66.67% owned joint venture property which was included in the April 19, 2002 transaction, and the Americana Apartments which was sold on April 24, 2002, are included in discontinued operations (See Note 3 for further information).

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections". This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement will be effective for the Company's fiscal year ending December 31, 2003. With the rescission of FASB No. 4, effective January 1, 2003, the Company will no longer record gains or losses from the early extinguishment of debt as an extraordinary item but will record them as a component of the Company's continuing operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In Statement 146, the FASB concluded that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Statement 146 therefore requires that a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. This statement is expected to have no material impact on the Company's financial position or results of operations.

Property Management

In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", effective January 1, 2002, the Company recharacterized as revenues certain reimbursements received for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. Previously, the Company netted reimbursements against the expenses. Effective January 1, 2002, the Company is reporting these reimbursements as revenues and the reimbursed expenditures as direct property management expenses as the Company is the primary obligor with respect to salaries and benefits relating to employees who work at these properties. The presentation for 2001 has been recharacterized on the same basis.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $11.6 million and $10.3 million at June 30, 2002 and December 31, 2001, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $654,000 and $482,000 during the six month periods ended June 30, 2002 and 2001, respectively.

On May 8, 2002, the Company entered into a joint venture agreement to develop a 288 unit multifamily Market Rate property located in Orlando, Florida. The Company contributed land of $1.3 million for its proportionate share in the joint venture. The Company owns 24.0% of this joint venture.

3. SALE OF PROPERTIES

On January 18, 2002, the Company completed the sale of a property located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million which resulted in the Company recording a gain of $255,000. Since this property was held for sale as of December 31, 2001, it was excluded from the discontinued operations presentation.

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earnings process. Prior to the exchange, Gates Mills III was consolidated. The disposition of this property is included in discontinued operations. The operating losses for this property, included in income from discontinued operations, totaled $(32,000) and $(35,000) for the three and six months ended June 30, 2002, respectively, and $(19,000) and $(60,000) for the three and six months ended June 30, 2001, respectively.

On April 24, 2002, the Company completed the sale of the Americana Apartments as noted above. The buyer purchased the property for a sales price of $18.5 million. The Company paid off the existing debt of $11.6 and received net cash proceeds of $6.2 million. This resulted in a gain of $7.9 million. This gain is included in income from discontinued operations. Since this property was acquired five days prior to its sale, there are no operating results included in discontinued operations for 2001.

4. PROPERTIES HELD FOR SALE

The Company generally classifies properties as "Properties held for sale" when all significant contingencies surrounding the closing have been resolved which often corresponds with the actual closing date. At June 30, 2002, the Company had no properties classified in the Consolidated Balance Sheets as "Properties held for sale". At December 31, 2001, the Company had contracts to sell one Market Rate property and one Affordable Housing property which were presented in the Consolidated Balance Sheets as "Properties held for sale". The Market Rate property was sold January 18, 2002 (see Note 3 for further information). The contract on the Affordable Housing property has been canceled and the property has been reclassified to "Real estate assets" as it is no longer considered a "Property held for sale", since management does not believe it will be sold within the next year. Upon reclassification, the Company recorded the previously unrecognized depreciation of approximately $49,000.

5. DEBT

Conventional

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% which was 3.84% at June 30, 2002.

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

Federal Insured Mortgage Debt

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage. The Company paid a prepayment penalty and recorded unamortized costs totaling $77,000 in connection with this prepayment. The $77,000 is shown as "Extraordinary item - early extinguishment of debt" in the Company's financial statements.

Lines of Credit

On June 30, 2002, $6.5 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted to an amount not to exceed $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% which was 3.34% at June 30, 2002. At December 31, 2001, there were $3.5 million of borrowings outstanding under this line of credit. Additionally, in connection with a second secured line of credit, on April 19, 2002, the Company entered into an Amended and Restated Line of Credit Agreement, which extended the maturity of its $12.0 million line of credit from December 31, 2002 to December 31, 2003 and increased the maximum amount of such facility from $12.0 million to $14.0 million. This credit facility may also be utilized for derivative and letter of credit transactions; however, the transactions reduce the amount of borrowings otherwise available under the line of credit. As of June 30, 2002, letters of credit totaling $4.2 million (see Note 14) and a $1.6 million credit risk sublimit relative to derivative transactions limit the amount available under this line of credit to $8.2 million. There were no borrowings outstanding under this line at June 30, 2002 or at December 31, 2001.

6. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to manage the cost of borrowing obligations.

The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

The following table summarizes the notional value, carrying value and fair value of the existing derivative financial instruments as of June 30, 2002. The notional value at June 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit or interest market risks.

	As of June 30, 2002
(In thousands)	Notional Value	Rate	Maturity	Fair Value

Interest Rate Swap-fair value	$14,000	4.49%	10/17/2005	$250
Interest Rate Swap-fair value	17,200	3.83%	8/02/2004	223
Interest Rate Swap-cash flow (Joint Venture)	13,300	2.85%	10/01/2002	(23)

On June 30, 2002, the cash flow hedge was reported at its fair value in "Investments in joint ventures, net" of $23,000. The offsetting adjustment of $23,000 is included in "Accumulated other comprehensive (loss) income" as of June 30, 2002. Over time, the unrealized losses held in accumulated other comprehensive income will be reclassified to earnings as interest expense when swap payments are made. This reclassification is consistent when the hedged items are also recognized in earnings. Within the next three months, the Company estimates that the entire balance of $23,000 in accumulated other comprehensive income will be reclassified to earnings.

On June 30, 2002, the fair value hedges were reported at their fair values in other assets of $473,000. Hedges that are designated as fair value hedges mitigate risk on changes in the fair value of fixed-rate debt. The unrealized gains/losses in the fair value of these hedges are reported in earnings with an offsetting adjustment through earnings to the carrying value of the hedged debt. Adjustments to the carrying value of the hedged debt shall be amortized to earnings beginning no later than when the hedged debt ceases to be adjusted for changes in its fair value attributable to the interest rate risk being hedged.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 1998, the Company merged with MIG Realty Advisors, Inc. and, as a result, recorded goodwill and an intangible asset subject to amortization. The intangible asset represents asset advisory and property management contracts, pension fund client lists and established relationships. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. The asset and goodwill have been allocated fully to the Management and Service Operations Segment.

Information on the goodwill and intangible asset is as follows:

As of June 30, 2002
	Gross Carrying	Accumulated
	Amount	Amortization
(In thousands)
Intangible asset subject to amortization	$ 4,780	$ 3,913

Estimated amortization expense (in thousands):

For the six months ended December 31, 2002	$ 233
For year ended December 31, 2003	466
For year ended December 31, 2004	168

Goodwill

The carrying amount of goodwill at June 30, 2002 was $1.7 million. There were no changes to the carrying amount of Goodwill during the six months ended June 30, 2002.

Adoption of FAS 142

The following table presents what reported net income and earnings per share amounts would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill that is no longer being amortized.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands except per share data)	2002	2001	2002	2001

Net income (loss) applicable to common shares	$ 5,200	$ 1,638	$ 2,663	$ (322)
Add back goodwill amortization	-	77	-	153
Adjusted net income (loss) applicable to common shares	$ 5,200	$ 1,715	$ 2,663	$ (169)

Earnings Per Common Share - Basic:
Net income (loss) applicable to common shares	$ 0.27	$ 0.08	$ 0.14	$ (0.02)
Goodwill amortization	-	0.01	-	0.01
Adjusted net income (loss) applicable to common shares	$ 0.27	$ 0.09	$ 0.14	$ (0.01)

Earnings Per Common Share - Diluted:
Net income (loss) applicable to common shares	$ 0.27	$ 0.08	$ 0.14	$ (0.02)
Goodwill amortization	-	0.01	-	0.01
Adjusted net income (loss) applicable to common shares	$ 0.27	$ 0.09	$ 0.14	$ (0.01)

Weighted average number of common shares outstanding
- basic	19,475	19,429	19,457	19,403
- diluted	19,475	19,621	19,457	19,403

8. Operating Partnership Minority Interest

In May and June 2002, 80,000 of the OP Units were purchased for cash in the amount of $820,000 which represented an average value of $10.25 per unit. These units had a recorded amount of $1.8 million when issued. The difference of the cash paid and the recorded amount was $956,000 which reduced the recorded amount of the underlying real estate.

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

Summarized affiliate and joint venture transaction activity is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2002	2001	2002	2001

Property management fee and other
miscellaneous service revenues - affiliates	$ 392	$ 376	$ 782	$ 1,209
- joint ventures	112	230	347	468
Painting service revenues - affiliates	113	58	198	175
- joint ventures	56	150	134	327
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	948	943	1,909	2,097
- joint ventures	257	816	1,180	1,605
Interest income - affiliates	30	59	61	125
Interest expense - affiliates	(18)	(28)	(40)	(82)
- joint ventures	(2)	(5)	(5)	(12)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.3 million and $2.5 million at June 30, 2002 and December 31, 2001, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated zero and $109,000 at June 30, 2002 and December 31, 2001, respectively.

Advances to Affiliates and Joint Ventures

The Company formerly followed a practice of advancing funds on behalf of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $43,000 and $173,000 at June 30, 2002, respectively, and $44,000 and $296,000 at December 31, 2001, respectively, and represented funds not yet repaid to the Company. The Company also holds funds for the benefit of affiliates and joint ventures which in the aggregate amounted to $3.5 million and $603,000 at June 30, 2002, respectively, and $3.8 million and $1.5 million at December 31, 2001, respectively.

Notes Receivable

At June 30, 2002 and December 31, 2001, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the six months ended June 30, 2002 and 2001, the interest rates charged on these notes were approximately 3.6% and 7.0%, respectively. The Company recognized interest income of $61,000 and $125,000 for the six months ended June 30, 2002 and 2001, respectively, relating to these notes. On February 27, 2002, the Company's Board of Directors extended the maturity date for these two notes from May 1, 2002 to May 1, 2005.

Professional Services Agreement

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company.

10. SHARES

On February 28, 2002, the Company granted 36,985 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's 2001 Equity Incentive Plan pursuant to which grants are made solely from treasury shares. The Company's policy on the reissuance of treasury shares is to account for the issuance on the First-In First-Out method. At June 30, 2002, the Company held 3,498,077 treasury shares at a cost of $31.8 million.

11. EARNINGS PER SHARE

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

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)
	2002	2001	2002	2001
Earnings:
(Loss) income before extraordinary item and income (loss)
from discontinued operations	$ (1,176)	$ 3,002	$ (2,367)	$ 2,430
Extraordinary item	(77)	-	(77)	-
Income (loss) from discontinued operations	7,824	7	7,849	(9)
Net income	6,571	3,009	5,405	2,421
Less: Preferred share dividends	1,371	1,371	2,742	2,743
Net income (loss) applicable to common shares	$ 5,200	$ 1,638	$ 2,663	$ (322)

Number of Shares:
Basic-average shares outstanding	19,475	19,429	19,457	19,403
Diluted-average shares outstanding	19,475	19,662	19,457	19,403

Earnings Per Common Share - Basic:
(Loss) income before extraordinary item and income (loss)
from discontinued operations	$ (.13)	$ .08	$ (.26)	$ (.02)
Extraordinary item	-	-	-	-
Income (loss) from discontinued operations	.40	-	.40	-
Net income (loss) applicable to common shares	$ .27	$ .08	$ .14	$ (.02)

Earnings Per Common Share - Diluted:
(Loss) income before extraordinary item and income (loss)
from discontinued operations	$ (.13)	$ .08	$ (.26)	$ (.02)
Extraordinary item	-	-	-	-
Income (loss) from discontinued operations	.40	-	.40	-
Net income (loss) applicable to common shares	$ .27	$ .08	$ .14	$ (.02)

Options to purchase 3.1 million and 3.2 million common shares were outstanding at June 30, 2002 and 2001, respectively. Approximately 302,000, 272,000 and 81,000 common share equivalents were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss before income (loss) from discontinued operations incurred for the three months ended June 30, 2002 and the six months ended June 30, 2002 and 2001, respectively.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

12. INTERIM SEGMENT REPORTING

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

Information on the Company's segments for the three and six months ended June 30, 2002 and 2001 is as follows:

	For the three months ended June 30, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,600	$ 31,977	$ 2,463	$ 8,121	$ 44,161
Elimination of intersegment revenues	(1)	(62)	(4)	(2,005)	(2,072)
Consolidated revenues	1,599	31,915	2,459	6,116	42,089

Equity in net loss of joint ventures	(240)	(141)	(7)	-	(388)

*NOI	629	17,030	1,380	612	19,651

Total assets	$ 41,857	$ 675,091	$ 10,054	$ 40,412	$ 767,414

	For the six months ended June 30, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 3,277	$ 61,895	$ 4,898	$ 16,687	$ 86,757
Elimination of intersegment revenues	(1)	(107)	(7)	(4,031)	(4,146)
Consolidated revenues	3,276	61,788	4,891	12,656	82,611

Equity in net loss of joint ventures	(409)	(214)	(7)	-	(630)

*NOI	1,643	33,290	2,703	1,193	38,829

Total assets	$ 41,857	$ 675,091	$ 10,054	$ 40,412	$ 767,414

	For the three months ended June 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,783	$ 32,456	$ 2,489	$ 10,035	$ 46,763
Elimination of intersegment revenues	-	(78)	(9)	(3,379)	(3,466)
Consolidated revenues	1,783	32,378	2,480	6,656	43,297

Equity in net loss of joint ventures	(12)	(153)	-	(11)	(176)

*NOI	820	18,001	1,411	790	21,022

Total assets	$ 52,334	$ 699,388	$ 11,734	$ 35,359	$ 798,815

	For the six months ended June 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 5,297	$ 62,745	$ 4,971	$ 20,178	$ 93,191
Elimination of intersegment revenues	-	(169)	(68)	(6,730)	(6,967)
Consolidated revenues	5,297	62,576	4,903	13,448	86,224

Equity in net loss of joint ventures	(12)	(404)	(19)	-	(435)

*NOI	2,613	34,568	2,652	1,905	41,738

Total assets	$ 52,334	$ 699,388	$ 11,734	$ 35,359	$ 798,815

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the six months ended June 30, 2002 and 2001 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2002	2001	2002	2001

Total NOI for reportable segments	$ 19,651	$ 21,022	$ 38,829	$ 41,738
Depreciation and amortization	(8,588)	(8,455)	(17,109)	(16,881)
General and administrative expense
(excluding service companies' expense)	(1,390)	(1,708)	(3,087)	(3,360)
Interest expense	(10,313)	(10,909)	(20,361)	(21,735)
(Loss) gain on disposition of properties	(39)	3,344	216	3,344
Equity in net loss of joint ventures	(388)	(176)	(630)	(435)
Minority interest in operating partnership	(109)	(116)	(225)	(241)
Extraordinary item - early extinguishment
of debt	(77)	-	(77)	-
Income (loss) from discontinued operations	7,824	7	7,849	(9)
Consolidated net income	$ 6,571	$ 3,009	$ 5,405	$ 2,421

13. CONTINGENCIES

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company were named as party defendants in this litigation; however, the Company was recently dismissed as a party to this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

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

14. GUARANTIES

In connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288 unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005 with an option to extend the maturity for two additional years. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

15. SUBSEQUENT EVENTS

Dividends Declared and Paid

On June 27, 2002, the Company declared a dividend of $0.25 per common share which was paid on August 1, 2002 to shareholders of record on July 15, 2002.

Sale of Property

On July 29, 2002, the Company completed the sale of a 50 unit Affordable Housing property located in Northeast Ohio. The buyer purchased the property for a contract sales price of $1.9 million. The sale resulted in a gain of approximately $950,000 that will be recorded in the quarter ending September 30, 2002.

Preferred Share Dividend Declared

On August 8, 2002, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares that is payable September 16, 2002 to shareholders of record on September 3, 2002.

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

  increases in property and liability insurance costs;

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

Liquidity and Capital Resources

The Company anticipates that it will meet its liquidity requirements for the current year generally through its net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $14.3 million available at June 30, 2002), property sales proceeds and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or, under certain conditions, at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% which was 3.84% at June 30, 2002. The maturing loan had an interest rate of 9.61%. Additionally, during the remainder of 2002 and 2003, approximately $2.9 million and $6.2 million, respectively, of principal amortization payments on secured debt are required.

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage loan. The loan had an annual interest rate of 7.5%. The Company used funds borrowed on its line of credit (see below) that at June 30, 2002 had an interest rate of 3.34%.

At June 30, 2002, the Company had $6.5 million outstanding under a $20.0 million secured line of credit. This line of credit matures in July 2003. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 3.34% at June 30, 2002. There were $3.5 million of borrowings outstanding under this line of credit at December 31, 2001. Additionally, the Company also has a $14.0 million line of credit which matures December 31, 2003. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either June 30, 2002 or December 31, 2001; however, the amount currently available under this line of credit is limited to $8.2 million because of outstanding letters of credit and a credit risk sublimit relative to derivative transactions.

The Company has guaranteed completion of certain improvements totaling $7.0 million in connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend. The Company recently guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288 unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005 with an option to extend the maturity for two additional years. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which the Company and its joint venture partner are developing.

Operating Partnership Minority Interest

In May and June 2002, 80,000 of the OP Units were exchanged for cash in the amount of $820,000 which represented an average value of $10.25 per unit. These units had a recorded amount of $1.8 million when issued. The difference of the cash paid and the recorded amount was $956,000 which reduced the recorded amount of the underlying real estate.

Insurance

The September 11, 2001 terrorist attack on New York's World Trade Center and its aftermath has created a number of uncertainties for the Company concerning the management of its insurance risks. The Company renewed its blanket insurance policy for the period April 1, 2002 to March 31, 2003 at greater cost with less protection. The Company is not alone in facing these dilemmas. Since September 11, insurance costs have risen dramatically across the industry, many insurers have significantly reduced their capacity positions and many others have refused to insure against acts of terrorism.

Accordingly, for the current year the Company is facing a 47.0% increase in property insurance premiums coupled with reduced insurance protection. When the Company renewed its current property insurance policy, the Company was unable to obtain quotes for terrorism insurance at any price. In August 2002, the Company obtained $25.0 million of insurance protection for terrorist-related risks for the Company's owned and managed portfolio which the Company believes is in satisfaction of lender requirements.

Insurance coverage issues are a matter of concern not only for the Company and its shareholders, but also the Company's lenders, who may assert their own concerns over increased risk exposure brought about by reduced insurance coverage. The Company believes that its current insurance coverage is representative of what is commercially available and reasonably acceptable in today's often chaotic insurance environment. The potential exists for disputes between the Company and certain of its lenders concerning insurance coverage issues.

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

Acquisitions: On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see dispositions below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction.

On May 8, 2002, the Company entered into a joint venture agreement to develop a 288 unit multifamily Market Rate property located in Orlando, Florida. The Company contributed land of $1.3 million for its proportionate share in the joint venture. The Company owns 24.0% of this joint venture.

Dispositions: On January 18, 2002, the Company completed the sale of a property located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million and the Company recorded a gain of $255,000.

On April 24, 2002, the Company completed the sale of the Americana Apartments, which is located in Northeast Ohio. The buyer purchased the property for a sales price of $18.5 million. The Company paid off the existing debt of $11.6 million and received net cash proceeds of $6.2 million which resulted in the Company recording a gain of $7.9 million.

On July 29, 2002, the Company completed the sale of a 50 unit Affordable Housing property located in Northeast Ohio. The buyer purchased the property for a contract sales price of $1.9 million. The sale resulted in a gain of approximately $950,000 that will be recorded in the quarter ending September 30, 2002.

Potential Dispositions: The Company is strategically marketing 10 properties for disposition. These 10 properties are comprised of one Affordable Housing property and nine Market Rate properties; one is located in Georgia, one in Arizona, one in Michigan and seven in Ohio.

Development: For the six months ended June 30, 2002, two joint venture partnerships in which the Company is a 49.0% partner, completed the construction and commenced leasing the final 112 units of the scheduled 252 units at Berkley Manor (140 units were completed during 2001) and 211 units of the scheduled 535 units for Idlewylde-Phase II (80 units were completed during 2001).

The Company is in the process of constructing or planning the construction of an additional 532 units as follows:

		Additional	Anticipated
Property	Location	Units	Completion
Boynton Beach-Land	Boynton Beach, FL	TBD(1)	TBD(1)
Courtney Chase (24.0% owned Joint Venture)	Orlando, FL	288	2003
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, GA	244(2)	2003
		532

(1) To be determined

(2) Represents the number of units still under construction. Idlewylde-Phase II will contain 535 units when the construction of this property is completed.

Advisory Business

MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. The Company earns approximately 3.5% of its revenues and 2.5% of its net operating income from advisory and property management contracts with pension fund clients. These contracts are generally terminable upon 30 days notice. In March 2002, two properties containing a total of 624 units were sold on behalf of clients. In addition, the Company anticipates that during 2002 it will sell an additional four assets under management and acquire two assets on behalf of clients.

Management Contract Cancellation

During 2002, the Company's management contracts associated with the following properties were terminated:

			Approximate	Approximate
Effective		Management	Management	Annualized Loss
Date of	Management	Contract	Fees Earned	of Management
Termination	Company	Canceled	Earned During 2002	Fees During 2002
			(In thousands)
Market Rate Properties:
4/19/02	AERC	Gates Mills Towers (33.33% joint venture)	$ 59	$ 128
4/19/02	AERC	Americana (33.33% joint venture)	42	79 (1)
4/19/02	AERC	Watergate (33.33% joint venture)	87	187 (1)
4/19/02	AERC	College Towers (50.0% joint venture)	34	81 (1)

Advisory Properties:
3/01/02	AERC	Advised Assets	32	86
3/29/02	AERC	Advised Assets	54	163

(1) In connection with the April 19, 2002 transaction, the Company became the 100% owner of these three properties and as such, no longer will report management fee income for them.

Additionally, the Company anticipates that the following management contracts may be canceled during 2002 primarily because of proposed sales of the underlying properties:

			Approximate
			Management
Effective Date	Management	Management	Fees Earned
of Termination	Company	Contract Canceled	During 2002

Advisory Properties:			(In thousands)
Undetermined	AERC	Advised Assets	$ 92
Undetermined	AERC	Advised Assets	48
Undetermined	AERC	Advised Assets	97
Undetermined	AERC	Advised Assets	33

Dividends: On June 27, 2002, the Company declared a dividend of $0.25 per common share which was paid on August 1, 2002 to shareholders of record on July 15, 2002. On May 21, 2002, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on June 17, 2002 to shareholders of record on June 3, 2002. Also, on August 8, 2002, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares that is payable September 16, 2002 to shareholders of record on September 3, 2002.

Cash Flows: Significant sources and uses of cash for the six months ended June 30, 2002 and 2001 are summarized as follows, in thousands:

Cash Sources (Uses):

	For the six months
	ended June 30,
	2002	2001

Net cash from operating activity	$ 10,657	$ 13,673
Real estate and fixed asset additions	(9,126)	(7,388)
Net proceeds from sales of properties	12,527	4,661
Contributions to joint ventures	(1,051)	(2,268)
(Decreases) increases in debt-net	(2,589)	7,307
Cash dividends paid	(12,460)	(12,436)
Treasury share transactions	651	-
Cash (decrease) increase	$ (1,391)	$ 3,549

Cash flow from operating activity: Net cash provided by operating activities decreased $3.9 million from $13.7 million to $9.8 million for the six months ended June 30, 2002 when compared with the six months ended June 30, 2001. This decrease was primarily due to the net activity of the following items:

(i) For the six months ended June 30, 2002, the net loss before the gain on disposition of properties, the extraordinary item and income from discontinued operations was $2.5 million compared to a net loss of $914,000 for the six months ended June 30, 2001, a decline of $1.7 million. This decline was primarily due to a decrease of $3.6 million in total revenues net of a decrease of $2.1 million in total expenses. As explained in greater detail below, the primary reason for the decrease in total revenues was due to a decrease of $2.0 million in rental revenues from the sale of seven properties in 2001 and one property in 2002 and a decline of $733,000 in the market rate rental revenues primarily due to lower occupancy. The decrease in total expenses was primarily due to a decrease of $630,000 in property operating and maintenance expenses primarily due to the aforementioned sales and a decrease of $1.4 million in interest expense.

(ii) For 2002, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures increased $1.9 million, while for 2001 they decreased $383,000. This results in an increase of $2.3 million when comparing the two periods. The most significant receipt during the six months was the reimbursement of approximately $738,000 for funds previously advanced with regards to a property the Company managed. This reimbursement was the result of a settlement between the Company and the owners.

(iii) For 2002, accounts payable and accrued expenses decreased $700,000, while for 2001 they increased $1.4 million resulting in a decrease to cash flow provided by operations of $2.1 million. The primary reason for this variance relates to a net increase in the accrual for insurance of $1.0 million (insurance premiums are approximately 47.0% higher for 2002 than 2001) a decrease of $600,000 for accrued interest and a decrease of $760,000 for accrued real estate taxes. Also, contributing to the decline was the payment of $820,000 for the redemption of 80,000 OP units. The decreases for the accruals for interest and real estate taxes were primarily due to the sale of properties during 2001.

(iv) For 2002, restricted cash increased $4.7 million while for 2001 restricted cash increased $2.6 million resulting in a decrease to funds provided by operations of $2.1 million when comparing the two periods. This change was primarily due to the Company depositing $6.2 million from the sale of the Americana Apartments into an escrow account for the potential purchase of a similar property. Additionally, escrows for real estate were $1.3 million lower in 2002 than 2001.

(v) For 2002, funds held for non-owned managed properties and non-owned managed properties of affiliates and joint ventures decreased $1.8 million. For 2001, they decreased $809,000. This results in a decrease of $946,000 when comparing the two periods.

Net cash flows provided by investing activities of $14.7 million for the six months ended June 30, 2002 were primarily the net result of $9.4 million used for the development of multifamily real estate, and other capital expenditures, net of $24.1 million of net proceeds from the sale of two operating properties.

Net cash flows used for financing activities of $26.0 million for the six months ended June 30, 2002 were primarily used to pay dividends on the Company's common and preferred shares and to pay principal payments on secured debt and net borrowings on the Company's line of credit.

RESULTS OF OPERATIONS

Comparison of the quarter and six months ended June 30, 2002 to the quarter and six months ended June 30, 2001

In the following discussion of the comparison of the quarter and six months ended June 30, 2002 to the quarter and six months ended June 30, 2001, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 61 wholly owned properties. Acquired/Disposed properties represents two properties recently acquired and properties that have been disposed. Affordable Housing represents 13 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses from revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies' expense which is included within the general and administrative expense in the Consolidated Statement of Income, direct property management expenses and painting service expense from total revenues for the Management and Service Operations segment. For the six months ended June 30, 2002, NOI was $38.8 million, a decrease of $2.9 million when compared to the NOI of $41.7 million for the six months ended June 30, 2001. The NOI for each of the four segments of the Company for the six months ended June 30, 2002 and 2001 was: Acquisition/Disposition $1.6 million and $2.6 million, Market Rate $33.3 million and $34.6 million, Affordable Housing $2.7 million and $2.7 million and Management and Service Operations $1.2 million and $1.9 million, respectively. The components of NOI together with an explanation of the variances are described as follows:

Overall, total revenues decreased $1.2 million or 2.8% and $3.6 million or 4.2% and total expenses decreased $618,000 or 1.4% and $2.1 million or 2.5% when comparing the quarter and six months ended June 30, 2002 to the quarter and six months ended June 30, 2001, respectively. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares increased $3.6 million or 217.5% for the quarter and $3.0 million or 927.0% for the six months.

Rental Revenues: Rental revenues decreased $653,000 or 1.8% for the quarter and $2.7 million or 3.8% for the six months. The Acquisition/Disposition properties rental revenues decreased $497,000 or 21.6% for the quarter and $2.3 million or 36.0% for the six months. For both periods, the decrease was primarily the net result of the two properties acquired in the joint venture exchange in April which contributed $1.5 million for both periods net of the sale of seven properties during 2001 and two properties during 2002 which resulted in decreases of $2.0 million for the quarter and $3.8 million for the six months ended June 30, 2002. Rental revenues for the Market Rate properties decreased $449,000 for the quarter and $733,000 for the six months. The average rental rate per unit was $810 for the 2002 quarter compared to $789 for the 2001 quarter and $808 for the six months of 2002 compared to $784 for the six months of 2001. During these periods the physical occupancies were 93.1% for the 2002 quarter compared to 92.2% for the 2001 quarter and 91.7% for the six months of 2002 compared to 92.3% for the six months of 2001.

Other Revenues: Other income decreased $555,000 or 7.4% when comparing the two quarters and $889,000 or 6.0% when comparing the two six month periods. The decrease when comparing the two quarters was primarily due to lower property management fees due to the loss of two management contracts in March 2002 and lower painting services revenues (2001 revenues included a large contract for a major project at one of the joint venture properties while there was no comparable contract in 2002). In addition to these decreases, the six month period for 2001 included a $363,000 supervisory fee earned upon the sale of a non-owned Affordable Housing property. All of this activity was in the Management and Services Companies segment.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $527,000 or 3.2% when comparing the two quarters, but decreased $625,000 or 1.9% when comparing the two six month periods. These expenses for the Acquisition/Disposition properties increased $9,000 for the quarter and decreased $1.1 million for the six months. The decrease was primarily the net result of increases of $971,000 of expense for Properties Acquired net of decreases of $2.2 million for properties disposed. For the Market Rate properties, these expenses increased $508,000 for the quarter and $486,000 for the six months. For the quarter, the increase was primarily due to higher personnel costs and insurance expense. The higher personnel costs were primarily due to annual raises and increased benefit costs, primarily health insurance. The insurance expense increase was the result of an approximately 47.0% increase in the insurance premiums for the policy year that began April 2002. The decrease for the six months is net of the increases noted for the above referenced items for the quarter net of a decrease in utilities primarily due to lower gas costs as a result of less usage and a lower rate due to executing a rate contract for a majority of the Northeast Ohio properties at the beginning of the winter season and a decrease in repairs and maintenance primarily due to expense controls instituted during the later half of 2001.

Other expenses: The Company allocates general and administrative expenses to its four segments as follows: Based on an internal cost analysis, an amount equal to 85.0% of the Management and Service Companies' revenues is classified as Service Companies' expense ($1.5 million for the quarter 2002, $1.6 million for the quarter 2001, $3.0 million for six months 2002 and $3.2 million for six months 2001), the balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segment. General and administrative expenses decreased $449,000 for the quarter and $478,000 for the six months. The decrease for both the quarter and six months was primarily due to the reversal of a legal reserve which had been established for legal matters subsequently settled during the second quarter of 2002.

Interest expense decreased $596,000 or 5.5% for the quarter and $1.4 million or 6.3% for the six months. Interest expense for the Acquired/Disposed properties decreased $319,000 for the quarter and $1.1 million for the six months. Since the Company capitalizes interest, costs on funds used in construction, the related reduction of interest expense is recorded in the Acquisition/Disposition properties segment as this is the segment to which development properties are classified. For the quarter, capitalized interest was $6,000 lower and for the six months, it was $119,000 higher. Additionally, four of the seven properties sold during 2001 were secured by mortgages and, as such, recorded interest expense. One of the newly acquired properties secures a mortgage and as such, records interest expense. For the Market Rate properties, interest expense decreased $289,000 for the quarter and $458,000 for the six months, primarily as a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal amortization payments.

Equity in net loss of joint ventures

For the quarter ended June 30, 2002, the combined equity in net loss of joint ventures increased $212,000 when compared to the quarter ended June 30, 2001. For the six months ended June 30, 2002, the combined equity in net loss of joint ventures increased $195,000 compared to the six months ended June 30, 2001. The increased loss was primarily due to the addition of the operations for units completed at two properties which have not yet been fully constructed. The Company is a 49.0% joint venture partner in both of these properties. As of June 30, 2002, one of these properties had all of its 252 units available to lease and the other property had 291 of 535 units available to lease. It should be noted that the net results for the properties involved in the joint venture transaction were approximately equal when comparing the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the six months ended June 30, 2002 and 2001.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2002	2001	2002	2001

Beneficial interests in joint venture operations
Rental revenue	$ 1,065	$1,939	$ 3,209	$ 3,890
Cost of operations	748	1,353	2,260	2,810
	317	586	949	1,080
Interest income	2	3	4	38
Interest expense	(383)	(516)	(881)	(1,060)
Depreciation	(314)	(245)	(686)	(477)
Amortization	(10)	(4)	(16)	(16)
Net loss	$ (388)	$ (176)	$ (630)	$ (435)

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

CONTINGENCIES

For a discussion of contingencies, see Note 13 of the Notes to the Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

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

FFO and FAD for the three and six month periods ended June 30, 2002 and 2001 are summarized in the following table:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2002	2001	2002	2001
(In thousands)

Net income (loss) applicable to common shares	$ 5,200	$ 1,638	$ 2,663	$ (322)

Depreciation on real estate assets	8,266	7,905	16,510	15,760
Amortization of intangible assets	92	289	233	578
Gain on sale of properties and extraordinary items	(7,765)	(3,344)	(8,020)	(3,343)
Funds From Operations	5,793	6,488	11,386	12,673

Depreciation - other assets	555	550	1,111	1,107
Amortization of deferred financing fees	314	336	644	678
Fixed asset additions	(2,333)	(2,950)	(3,919)	(4,548)
Funds Available for Distribution	$ 4,329	$ 4,424	$ 9,222	$ 9,910

Weighted average shares - Basic	19,475	19,429	19,457	19,403
- Diluted	19,475	19,622	19,457	19,403

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. Also see Note 6 of the Notes to the Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q for information concerning the Company's current derivative financial instruments. As of June 30, 2002, the fair market value of the Company's debt has increased approximately $30.5 million or 5.6% primarily as a result of a decrease in interest rates since December 31, 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, there are no material pending legal proceedings to which the Company or any of its subsidiaries or service companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460 suite apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company were named as party defendants in this litigation; however, the Company was recently dismissed as a party to this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that includes persons who are now officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2002, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:

(a) Proposal to fix the number of directors at eight:

For	Against	Abstain
16,537,756	213,578	419,581

(b) The election of the following directors:

		Withheld
	For	Authority

Albert T. Adams	16,906,911	264,005
James M. Delaney	16,946,997	223,919
Jeffrey I. Friedman	15,310,898	1,860,018
Gerald C. McDonough	16,937,133	233,782
Mark L. Milstein	16,916,373	254,543
Frank E. Mosier	16,912,447	258,469
Richard T. Schwarz	16,923,965	246,951
Louis E. Vogt	15,370,406	1,800,510

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed herewith

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed herewith

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.20a	Settlement and Release Agreement dated November 30, 2001 by and among the Company and certain of the former MIGRA Shareholders.	Exhibit 10.20a to Form 10-K filed March 13, 2002.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank.	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 13, 2002	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

Lou Fatica, Vice President, Chief Financial Officer
(Date)	and Treasurer