Form 10-Q
period 2002-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2002-11-13
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Yes [ x ] No [ ]

Number of shares outstanding as of November 8, 2002: 19,474,832 shares

ASSOCIATED ESTATES REALTY CORPORATION

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2002	2001
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 89,539	$ 90,965
Buildings and improvements	792,483	789,775
Furniture and fixtures	33,469	33,091
	915,491	913,831
Less: accumulated depreciation	(227,009)	(208,039)
	688,482	705,792
Construction in progress	13,643	10,287
Real estate, net	702,125	716,079
Properties held for sale	-	4,105
Cash and cash equivalents	1,640	3,164
Restricted cash	19,545	22,237
Accounts and notes receivable
Rents	820	937
Affiliates and joint ventures	6,298	6,195
Other	2,597	4,188
Investments in joint ventures, net	10,662	2,230
Goodwill	1,725	1,725
Intangible and other assets, net	17,601	13,974
	$ 763,013	$ 774,834
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 557,360	$ 551,964
Unsecured debt	105	105
Total indebtedness	557,465	552,069
Accounts payable and accrued expenses	24,529	21,073
Dividends payable	4,870	4,855
Resident security deposits	4,214	4,161
Funds held on behalf of managed properties
Affiliates and joint ventures	3,854	5,449
Other	1,842	1,761
Accrued interest	2,634	2,879
Total liabilities	599,408	592,247

Operating partnership minority interest	6,291	10,591

Commitments and contingencies	-	-
Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,474,832 and 19,421,406 out-
standing at September 30, 2002 and December 31, 2001, respectively	2,300	2,300
Paid-in capital	278,933	279,023
Accumulated distributions in excess of accumulated net income	(148,250)	(132,844)
Accumulated other comprehensive income (loss)	-	(45)
Less: Treasury shares, at cost, 3,520,931 and 3,574,358 shares
at September 30, 2002 and December 31, 2001, respectively	(31,919)	(32,688)
Total shareholders' equity	157,314	171,996
	$ 763,013	$ 774,834

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001
Revenues
Rental	$ 35,397	$ 35,114	$103,732	$ 106,170
Property management fees and reimbursements	4,280	5,028	14,439	15,330
Asset management fees	716	749	2,190	2,227
Painting services	593	699	1,233	1,515
Other	899	902	2,691	3,262
Total revenues	41,885	42,492	124,285	128,504
Expenses
Property operating and maintenance	17,672	16,113	49,903	48,974
Depreciation and amortization	8,958	8,428	26,030	25,272
Direct property management expenses	3,159	3,752	10,863	11,430
Painting services	549	601	1,292	1,246
General and administrative	3,746	3,427	9,850	10,009
Interest expense	10,325	10,537	30,686	32,273
Total expenses	44,409	42,858	128,624	129,204
(Loss) income before gain on disposition of properties and land, equity in net (loss) income of joint ventures, minority interest,
income from discontinued operations and extraordinary item	(2,524)	(366)	(4,339)	(700)
Gain on disposition of properties and land	-	2,694	215	6,038
Equity in net (loss) income of joint ventures	(423)	99	(1,053)	(336)
Minority interest in operating partnership	(74)	(121)	(299)	(362)
(Loss) income before income from discontinued
operations and extraordinary item	(3,021)	2,306	(5,476)	4,640
Income from discontinued operations:
Operating income	6	100	61	187
Gains on disposition of properties	955	-	8,836	-
Income from discontinued operations	961	100	8,897	187
Extraordinary item - early extinguishment of debt	-	-	(76)	-
Net (loss) income	$ (2,060)	$ 2,406	$ 3,345	$ 4,827
Net (loss) income applicable to common shares	$ (3,431)	$ 1,035	$ (768)	$ 713

Earnings per common share - basic:
(Loss) income before income from discontinued operations
and extraordinary item applicable to common shares	$ (.23)	$ .05	$ (.50)	$ .03
Income from discontinued operations	.05	-	.46	.01
Extraordinary item	-	-	-	-
Net (loss) income applicable to common shares	$ (.18)	$ .05	$ (.04)	$ .04

Earnings per common share - diluted:
(Loss) income before income from discontinued operations
and extraordinary item applicable to common shares	$ (.23)	$ .05	$ (.50)	$ .03
Income from discontinued operations	.05	-	.46	.01
Extraordinary item	-	-	-	-
Net (loss) income applicable to common shares	$ (.18)	$ .05	$ (.04)	$ .04
Dividends declared per common share	$ .25	$ .25	$ .75	$ .75

Weighted average number of common
shares outstanding - basic	19,364	19,430	19,335	19,412
- diluted	19,364	19,714	19,335	19,553

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

					Accumulated
		Class A			Distributions	Accumulated
		Cumulative	Common		In Excess Of	Other	Treasury
		Preferred	Shares	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Net Income	(Loss) Income	(at cost)

Balance, December 31, 2001	$ 171,996	$ 56,250	$ 2,300	$ 279,023	$ (132,844)	$(45)	$ (32,688)
Net income	3,345	-	-	-	3,345	-	-
Other comprehensive income:
Company's portion of the unrealized
income on a derivative instrument held
at a joint venture property	45	-	-	-	-	45	-
Total comprehensive income	3,390	-	-	-	3,345	45	-
Issuance of 36,985 restricted common shares
from treasury shares	368	-	-	(58)	-	-	426
Forfeiture of 24,730 restricted common
shares to treasury	(256)	-	-	(111)	-	-	(145)
Deferred compensation	241	-	-	241	-	-	-
Issuance of 56,588 shares from treasury shares	445	-	-	(194)	-	-	639
Purchase of 14,867 treasury shares	(151)	-	-	-	-	-	(151)
Reclassify distribution	-	-	-	32	(32)	-	-
Common share dividends declared	(14,606)	-	-	-	(14,606)	-	-
Preferred share dividends declared	(4,113)	-	-	-	(4,113)	-	-
Balance, September 30, 2002	$ 157,314	$ 56,250	$ 2,300	$ 278,933	$(148,250)	$ -	$ (31,919)

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,

(UNAUDITED)

	2002	2001
(In thousands)
Cash flow from operating activities:
Net income	$ 3,345	$ 4,827
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	26,125	25,459
Loss on fixed asset replacements write-off	230	435
Loss on extinguishment of debt	76	-
Gain on disposition of properties	(9,051)	(6,038)
Minority interest in operating partnership	299	362
Equity in net loss of joint ventures	1,053	336
Earnings distributed from joint ventures	139	217
Net change in assets and liabilities:
- Accounts and notes receivable	1,302	(329)
- Accounts and notes receivable of affiliates and joint ventures	304	156
- Accounts payable and accrued expenses	450	(49)
- Other operating assets and liabilities	(3,085)	(1,962)
- Restricted cash	(4,525)	(809)
- Funds held for non-owned managed properties	81	158
- Funds held for non-owned managed properties of affiliates
and joint ventures	(1,595)	1,906
Total adjustments	11,803	19,842
Net cash flow provided by operations	15,148	24,669

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(11,064)	(11,374)
Net proceeds received from sale of properties and land	24,456	4,799
Contributions to joint ventures	(767)	(4,931)
Net cash flow provided by (used for) investing activities	12,625	(11,506)
Cash flow from financing activities:
Principal payments on secured debt	(29,590)	(4,218)
Proceeds from secured debt	11,089	4,200
Principal payment on medium term notes	-	(604)
Line of credit borrowings	40,500	32,600
Line of credit repayments	(33,000)	(25,600)
Common share dividends paid and operating partnership distributions	(14,591)	(14,551)
Preferred share dividends paid	(4,113)	(4,114)
Treasury shares transactions - net	408	-
Net cash flow used for financing activities	(29,297)	(12,287)
(Decrease) increase in cash and cash equivalents	(1,524)	876
Cash and cash equivalents, beginning of period	3,164	566
Cash and cash equivalents, end of period	$ 1,640	$ 1,442

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 4,870	$ 4,858
Land contributed to joint venture	1,250	-
Assumption of debt by purchaser of properties	-	25,316
Assumption of debt in connection with the joint venture transaction	28,770	-
Relinquishment of debt in connection with the joint venture transaction	13,878	-
Adjustment for purchase of minority interest	2,396	536
Cash paid for interest (excluding capitalized interest)	30,138	31,882

The accompanying notes are an integral part

of these financial statements

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to large pension funds. The Company owns four taxable REIT subsidiaries which provide management and other services for the Company and third parties, collectively the ("Service Companies").

The Company owns or manages 111 apartment communities in twelve states consisting of 25,267 units. The Company owns, either directly or through subsidiaries, and holds ownership interests in 81 of those apartment communities containing 18,406 units in ten states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company has under construction, development or in lease-up three apartment communities consisting of approximately 1,085 units. The Company or one of its subsidiaries also manages or serves as asset manger for 30 communities, consisting of 7,047 units and seven commercial properties containing in excess of 1.1 million square feet, which are owned by large pension funds, non profit organizations or affiliated third party owners.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which for the Company became effective January 1, 2002. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued effective with the adoption of this standard, January 1, 2002. The Company reviewed goodwill and the intangible assets for impairment as of September 30, 2002, and wrote down the intangible assets $312,000 (see Note 7 for further information).

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will be effective January 1, 2003. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has adopted this Statement effective January 1, 2002. Gates Mills III, a 66.67% owned joint venture property sold on April 19, 2002, Americana Apartments sold on April 24, 2002, and Jennings Commons, a 50-unit Affordable Housing property located in Northeast Ohio sold on July 29, 2002 are included in discontinued operations (See Note 3 for further information).

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement will be effective for the Company's fiscal year ending December 31, 2003. With the rescission of SFAS No. 4, effective January 1, 2003, the Company will no longer record gains or losses from the early extinguishment of debt as extraordinary items but will record them as a component of the Company's continuing operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In Statement No. 146, the FASB concluded that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 therefore requires that a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Impairment of Long-Lived Assets

The preparation of the financial statements are subject to estimates made by management. When there is an impairment indicator, the Company determines whether a real estate asset is impaired. In performing this analysis, the Company determines the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Should the alternatives considered or the probability of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $13.6 million and $10.3 million at September 30, 2002 and December 31, 2001, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $884,000 and $788,000 during the nine month periods ended September 30, 2002 and 2001, respectively.

On May 8, 2002, the Company entered into a joint venture agreement to develop a 288-unit multifamily apartment community located in Orlando, Florida. The Company contributed land of $1.3 million in exchange for a 24.0% interest in this joint venture.

3. SALE OF PROPERTIES

On January 18, 2002, the Company completed the sale of Muirwood Village at London located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million which resulted in the Company recording a gain of $255,000. Since this property was held for sale as of December 31, 2001, the financial results are excluded from the discontinued operations presentation.

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earnings process. Prior to the exchange, financial results for Gates Mills III were consolidated. As a result, the operating income for Gates Mills III, included in income from discontinued operations, totaled $6,000 and $6,000 for the three and nine months ended September 30, 2002, respectively, and $64,000 and $55,000 for the three and nine months ended September 30, 2001, respectively.

On April 24, 2002, the Company completed the sale of the Americana Apartments. The buyer purchased the property for a sales price of $18.5 million. The Company paid off the existing debt of $11.6 million and received net cash proceeds of $6.2 million resulting in a gain of $7.9 million. This gain is included in income from discontinued operations. Additionally, the operating results of $(5,000) and $(32,000) for the three and nine months ended September 30, 2002 are also included in income from discontinued operations.

On July 29, 2002, the Company completed the sale of Jennings Commons, a 50-unit Affordable Housing property located in Northeast Ohio. The buyer purchased the property for a sales price of $1.9 million, resulting in a gain of $976,000. This gain is included in income from discontinued operations. The operating results of $(1,000) and $87,000 for the three and nine months ended September 30, 2002 and $36,000 and $131,000 for the three and nine months ended September 30, 2001 are also included in income from discontinued operations.

4. PROPERTIES HELD FOR SALE

The Company generally classifies properties as "Properties held for sale" when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and accordingly, the property is not identified as held for sale until the closing actually occurs. At September 30, 2002, no properties were classified in the Consolidated Balance Sheets as "Properties held for sale." At December 31, 2001, the Company had contracts to sell one Market Rate property and one Affordable Housing property, which were presented in the Consolidated Balance Sheets as "Properties held for sale." The Market Rate property was subsequently sold on January 18, 2002 (see Note 3 for further information). The contract on the Affordable Housing property has been canceled and the property has been reclassified to "Real estate assets" as it is no longer considered "Property held for sale", since management does not believe it will be sold within the next year. Upon reclassification, the Company recorded the previously unrecognized depreciation of approximately $49,000.

5. DEBT

Conventional

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% (3.56% at September 30, 2002).

In 2000, the Company obtained a $14.0 million first mortgage loan encumbering a property owned by a subsidiary. The loan provided for disbursement in two installments. The first installment of $9.8 million was disbursed in September 2000. The balance of $4.2 million was disbursed in March 2001. The loan requires monthly interest-only payments at the rate of 7.76% through October 15, 2002 when payments of principal and interest are required through the maturity date of October 15, 2005.

Federal Insured Mortgage Debt

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage. The Company incurred a prepayment penalty and wrote off unamortized costs totaling $76,000 in connection with this prepayment. The $76,000 is shown as "Extraordinary item - early extinguishment of debt" in the Company's financial statements.

Lines of Credit

On September 30, 2002, $11.0 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted to an amount not to exceed $12.6 million and bear interest at a rate of LIBOR plus 1.5% (3.31% at September 30, 2002). At December 31, 2001, there were $3.5 million of borrowings outstanding under this line of credit. Additionally, in connection with a second secured line of credit, on April 19, 2002, the Company entered into an Amended and Restated Line of Credit Agreement, which extended the maturity of its $12.0 million line of credit from December 31, 2002 to December 31, 2003 and increased the maximum amount of such facility from $12.0 million to $14.0 million. This credit facility may also be utilized for derivative and letter of credit transactions; however, the transactions reduce the amount of borrowings otherwise available under the line of credit. As of September 30, 2002, letters of credit totaling $4.2 million (see Note 15 for further information) and a $1.6 million credit risk sublimit relative to derivative transactions limit the amount available under this line of credit to $8.2 million. There were no borrowings outstanding under this line at September 30, 2002 or at December 31, 2001.

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

The following table summarizes the notional value, carrying value and fair value of the existing derivative financial instruments as of September 30, 2002. The notional value at September 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit or interest market risks.

	As of September 30, 2002
(In thousands)	Notional Value	Rate	Maturity	Fair Value

Interest Rate Swap-fair value	$14,000	4.49%	10/17/2005	$780
Interest Rate Swap-fair value	17,200	3.83%	8/02/2004	562

On September 30, 2002, the fair value hedges were reported at their fair values in other assets of $1.3 million. Hedges that are designated as fair value hedges mitigate risk on changes in the fair value of fixed-rate debt. The unrealized gains/losses in the fair value of these hedges are reported in earnings with an offsetting adjustment through earnings to the carrying value of the hedged debt. Adjustments to the carrying value of the hedged debt shall be amortized to earnings beginning no later than when the hedged debt ceases to be adjusted for changes in its fair value attributable to the interest rate risk being hedged.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 1998, the Company merged with MIG Realty Advisors, Inc. and, as a result, recorded goodwill and an intangible asset subject to amortization. The intangible asset represents asset advisory and property management contracts. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. The intangible asset and goodwill have been allocated fully to the Management and Service Operations Segment.

Effective October 1, 2002, the advisory and management responsibilities for 11 properties owned by one of the Company's clients were transferred by the client to another advisor. In connection with this transfer, the Company wrote off the related asset and management portion of the intangible asset in the amount of $312,000. This write off is included in the "Depreciation and amortization" expense on the Company's Consolidated Statement of Operations.

Information on the goodwill and intangible asset is as follows:

Intangible Asset Subject to Amortization

(In thousands)
Gross carrying amount	$ 4,780
Less: Accumulated amortization	4,029
Less: Impairment write off in 2002	312
Balance as of September 30, 2002	$ 439

Estimated amortization expense (in thousands):

For the fourth quarter 2002	$ 72
For the year ended December 31, 2003	288
For the year ended December 31, 2004	79

Goodwill

The carrying amount of goodwill at September 30, 2002 was $1.7 million. In connection with the loss of advisory and management responsibilities for 11 properties, as described above, the Company reviewed its recorded amount of Goodwill for impairment. The Company used the discounted value of expected future cash flows to determine the fair value of the Goodwill. Based on its analysis, the Company determined that the Goodwill was not impaired. Therefore, there were no changes to the carrying amount of Goodwill during the nine months ended September 30, 2002.

Adoption of FAS 142

The following table presents what reported net (loss) income and earnings per share amounts would have been in all periods presented exclusive of amortization expense recognized in those periods related to Goodwill that is no longer being amortized.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands except per share data)	2002	2001	2002	2001

Net (loss) income applicable to common shares before
extraordinary item	$ (3,431)	$ 1,035	$ (692)	$ 713
Add back goodwill amortization	-	77	-	230
Adjusted net (loss) income applicable to common shares
before extraordinary item	(3,431)	1,112	(692)	943
Extraordinary item	-	-	(76)	-
Adjusted net (loss) income applicable to common shares	$ (3,431)	$ 1,112	$ (768)	$ 943

Earnings Per Common Share - Basic:
Net (loss) income applicable to common shares before
extraordinary item	$ (.18)	$ .05	$ (.04)	$ .04
Goodwill amortization	-	.01	-	.01
Adjusted net (loss) income applicable to common shares
before extraordinary item	(.18)	.06	(.04)	.05
Extraordinary item	-	-	-	-
Adjusted net (loss) income applicable to common shares	$ (.18)	$ .06	$ (.04)	$ .05

Earnings Per Common Share - Diluted:
Net (loss) income applicable to common shares before
extraordinary item	$ (.18)	$ .05	$ (.04)	$ .04
Goodwill amortization	-	.01	-	.01
Adjusted net (loss) income applicable to common shares
before extraordinary item	(.18)	.06	(.04)	.05
Extraordinary item	-	-	-	-
Adjusted net (loss) income applicable to common shares	$ (.18)	$ .06	$ (.04)	$ .05

Weighted average number of common shares outstanding
- basic	19,364	19,430	19,335	19,412
- diluted	19,364	19,714	19,335	19,553

8. Operating Partnership Minority Interest

In May and June 2002, 80,000 of the OP Units were purchased for cash in the amount of $820,000 which represented an average value of $10.25 per unit. These units had a recorded amount of $1.8 million when issued. The difference of the cash paid and the recorded amount was $956,000 which reduced the recorded amount of the underlying real estate.

In July and August 2002, 110,000 of the OP Units were purchased for cash in the amount of $1.1 million which represented an average value of $9.77 per unit. These units had a recorded amount of $2.5 million when issued. The difference of the cash paid and the recorded amount was $1.4 million which reduced the recorded amount of the underlying real estate.

9. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

Management and Other Services

The Company provides management and other services to (and is reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which the Company's Chief Executive Officer and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates." The Company or one of its subsidiaries or Service Companies also provides similar services to joint venture properties.

Summarized affiliate and joint venture transaction activity is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2002	2001	2002	2001

Property management fee and other
miscellaneous service revenues - affiliates	$ 406	$ 366	$1,188	$ 1,575
- joint ventures	45	243	392	711
Painting service revenues - affiliates	201	125	399	300
- joint ventures	122	298	256	625
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	959	959	2,867	3,052
- joint ventures	125	761	1,305	2,366
Interest income - affiliates	30	41	91	165
Interest expense - affiliates	(18)	(23)	(58)	(106)
- joint ventures	(1)	(4)	(7)	(17)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.7 million and $2.5 million at September 30, 2002 and December 31, 2001, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated zero and $109,000 at September 30, 2002 and December 31, 2001, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $72,000 and $206,000 at September 30, 2002, respectively, and $44,000 and $296,000 at December 31, 2001, respectively, and represented funds not yet repaid to the Company. The Company also holds funds for the benefit of affiliates and joint ventures which in the aggregate amounted to $3.4 million and $500,000 at September 30, 2002, respectively, and $3.8 million and $1.5 million at December 31, 2001, respectively.

Notes Receivable

At September 30, 2002 and December 31, 2001, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.3 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the nine months ended September 30, 2002 and 2001, the interest rates charged on these notes were approximately 3.6% and 7.0%, respectively. The Company recognized interest income of $91,000 and $165,000 for the nine months ended September 30, 2002 and 2001, respectively, relating to these notes. On February 27, 2002, the Company's Board of Directors extended the maturity date for these two notes from May 1, 2002 to May 1, 2005.

Professional Services Agreement

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. The Company has paid Gelber $13,000 as of September 30, 2002.

10. SHARES

On February 28, 2002, the Company granted 36,985 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's 2001 Equity Incentive Plan pursuant to which grants are made solely from treasury shares. The Company's policy on the reissuance of treasury shares is to account for the issuance on the First-In First-Out method. At September 30, 2002, the Company held 3,520,931 treasury shares at a cost of $31.9 million.

11. GENERAL AND ADMINISTRATIVE EXPENSES

The Company recorded $655,000 in connection with the restructuring of the advisory business, including personnel severance costs and the consolidation of the accounting and reporting functions of 18 management personnel and other support personnel as general and administrative expenses in the quarter ended September 30, 2002. As of September 30, 2002, $327,000 of this amount has been paid.

12. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of both the net (loss) income and the number of common shares used in the computation of basic EPS, utilizing the weighted average number of common shares outstanding without regard to dilutive potential common shares and diluted EPS, which includes all such shares, as applicable.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)
	2002	2001	2002	2001
Earnings:
(Loss) income before extraordinary item and income
from discontinued operations	$ (3,021)	$ 2,306	$ (5,476)	$ 4,640
Extraordinary item	-	-	(76)	-
Income from discontinued operations	961	100	8,897	187
Net (loss) income	(2,060)	2,406	3,345	4,827
Less: Preferred share dividends	1,371	1,371	4,113	4,114
Net (loss) income applicable to common shares	$ (3,431)	$ 1,035	$ (768)	$ 713

Number of Shares:
Basic-average shares outstanding	19,364	19,430	19,335	19,412
Diluted-average shares outstanding	19,364	19,714	19,335	19,553

Earnings Per Common Share - Basic:
(Loss) income before extraordinary item and income
from discontinued operations applicable to common shares	$ (.23)	$ .05	$ (.50)	$ .03
Extraordinary item	-	-	-	-
Income from discontinued operations	.05	-	.46	.01
Net (loss) income applicable to common shares	$ (.18)	$ .05	$ (.04)	$ .04

Earnings Per Common Share - Diluted:
(Loss) income before extraordinary item and income
from discontinued operations	$ (.23)	$ .05	$ (.50)	$ .03
Extraordinary item	-	-	-	-
Income from discontinued operations	.05	-	.46	.01
Net (loss) income applicable to common shares	$ (.18)	$ .05	$ (.04)	$ .04

Options to purchase 2.4 million and 3.1 million common shares were outstanding at September 30, 2002 and 2001, respectively. Approximately 81,700 and 261,800 common share equivalents were excluded from the dilutive calculation under the treasury stock method as these shares are considered antidilutive due to the net loss before income from discontinued operations incurred for the three months and the nine months ended September 30, 2002.

Any exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP Units in cash.

13. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market Rate ("Market Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold. The Market Rate Multifamily Properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies." The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies' expense, which is included within the general and administrative expenses in the Consolidated Statements of Operations, direct property management expenses and painting service expenses from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three and nine months ended September 30, 2002 and 2001 is as follows:

	For the three months ended September 30, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,966	$ 31,940	$ 2,320	$ 7,801	$ 44,027
Elimination of intersegment revenues	-	(62)	(2)	(2,078)	(2,142)
Consolidated revenues	1,966	31,878	2,318	5,723	41,885

Equity in net loss of joint ventures	(336)	(80)	(7)	-	(423)

*NOI	717	16,496	1,277	57	18,547

Total assets	$ 43,974	$ 670,394	$ 9,840	$ 38,805	$ 763,013

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 6,137	$ 92,942	$ 7,007	$ 24,488	$ 130,574
Elimination of intersegment revenues	(2)	(169)	(9)	(6,109)	(6,289)
Consolidated revenues	6,135	92,773	6,998	18,379	124,285

Equity in net loss of joint ventures	(746)	(293)	(14)	-	(1,053)

*NOI	2,919	49,228	3,855	1,249	57,251

Total assets	$ 43,974	$ 670,394	$ 9,840	$ 38,805	$ 763,013

	For the three months ended September 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 733	$ 32,882	$ 2,336	$ 9,948	$ 45,899
Elimination of intersegment revenues	-	(71)	(9)	(3,327)	(3,407)
Consolidated revenues	733	32,811	2,327	6,621	42,492

Equity in net (loss) income of joint ventures	(61)	151	9	-	99

*NOI	272	18,088	1,399	747	20,506

Total assets	$45,863	$ 694,721	$ 10,976	$ 34,762	$ 786,322

	For the nine months ended September 30, 2001
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 6,881	$ 94,775	$ 7,095	$ 30,127	$ 138,878
Elimination of intersegment revenues	-	(240)	(77)	(10,057)	(10,374)
Consolidated revenues	6,881	94,535	7,018	20,070	128,504

Equity in net loss of joint ventures	(72)	(254)	(10)	-	(336)

*NOI	3,402	52,139	3,920	2,652	62,113

Total assets	$ 45,863	$ 694,721	$ 10,976	$ 34,762	$ 786,322

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the three and nine months ended September 30, 2002 and 2001 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2002	2001	2002	2001

Total NOI for reportable segments	$ 18,547	$ 20,506	$ 57,251	$ 62,113
Depreciation and amortization	(8,958)	(8,428)	(26,030)	(25,272)
General and administrative expense
(excluding service companies' expense)	(1,788)	(1,907)	(4,874)	(5,268)
Interest expense	(10,325)	(10,537)	(30,686)	(32,273)
Gain on disposition of properties and land	-	2,694	215	6,038
Equity in net (loss) income of joint ventures	(423)	99	(1,053)	(336)
Minority interest in operating partnership	(74)	(121)	(299)	(362)
Extraordinary item - early extinguishment of debt	-	-	(76)	-
Income from discontinued operations	961	100	8,897	187
Consolidated net (loss) income	$ (2,060)	$ 2,406	$ 3,345	$ 4,827

14. CONTINGENCIES

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that included persons who were officers and directors of the Company, which group could have a material interest adverse to the Company because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

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

15. GUARANTIES

In connection with the refinancing of the Watergate Apartments, a 949-unit multifamily community located in Euclid, Ohio, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner.

16. SUBSEQUENT EVENTS

Dividends Declared and Paid

On September 30, 2002, the Company declared a dividend of $0.25 per common share which was paid on November 1, 2002 to shareholders of record on October 15, 2002.

Operating Partnership Minority Interest

In October 2002, 110,000 of the OP units were purchased for cash in the amount of $936,000 which represented an average value of $8.51 per unit. These units had a recorded amount of $2.6 million when issued. The difference of the cash paid and the recorded amount was $1.6 million which reduced the recorded amount of the underlying real estate.

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

  inability to renew current Housing Assistance Payment ("HAP") contracts at existing rents;

  weather and other conditions that might adversely affect operating expenses;

  expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, and real estate tax valuation reassessments;

  changes in market conditions that may limit or prevent the Company from acquiring properties or selling properties identified for disposition, which may impede the Company's ability to continue to diversify its portfolio; and

  risks of construction, including cost overruns, contractor defaults and contractor delays.

Liquidity and Capital Resources

The Company anticipates that it will meet its liquidity requirements for the current year generally through net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $9.8 million available at September 30, 2002), property sales proceeds and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet its working capital, capital expenditures and scheduled debt repayment needs as well as funding payment of its dividends in accordance with REIT requirements.

The Company anticipates the following material commitments for capital expenditures for the balance of 2002.

  $2.4 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and property common area parking lots, roofs and similar matters in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow from operating activities.

  $1.9 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit.

  $613,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from borrowings on the Company's line of credit.
  $188,000 for development activities.

Significant sources and uses of cash for the nine months ended September 30, 2002 and 2001 are summarized as follows, in thousands:

Cash Sources (Uses):

	For the nine months
	ended September 30,
(In thousands)	2002	2001

Net cash from operating activities	$ 15,148	$ 24,669
Real estate and fixed asset additions	(11,064)	(11,374)
Net proceeds from sales of properties	24,456	4,799
Contributions to joint ventures	(767)	(4,931)
(Decreases) increases in debt-net	(11,001)	6,378
Cash dividends paid	(18,704)	(18,665)
Treasury share transactions	408	-
Cash (decrease) increase	$ (1,524)	$ 876

Cash flow from operating activity: Net cash provided by operating activities decreased $9.6 million from $24.7 million to $15.1 million for the nine months ended September 30, 2002 when compared with the nine months ended September 30, 2001. This decrease was primarily due to the net activity of the following items:

(i) For the nine months ended September 30, 2002, the net loss before the gain on disposition of properties and land, the extraordinary item and income from discontinued operations was $5.6 million compared to a net loss of $1.4 million for the nine months ended September 30, 2001, a decline of $4.2 million. This decline was primarily due to a decrease of $4.2 million in total revenues. As explained in greater detail under Results of Operations, the primary reason for the decrease in total revenues was due to a decrease of $2.4 million in rental revenues from the sale of seven properties in 2001 and one property in 2002 and a decline of $1.7 million in the market rate rental revenues primarily due to lower occupancy and increased concessions. Additionally, property management fees and reimbursements declined $891,000 due to less third party properties under management.

(ii) For 2002, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures decreased $1.6 million, while for 2001 they increased $173,000. This results in an increase of $1.8 million to funds provided by operations when comparing the two periods. The most significant receipt during the 2002 nine months was the reimbursement of approximately $738,000 for funds previously advanced with regards to a property the Company managed. This reimbursement was the result of a settlement between the Company and the owners.

(iii) For 2002, other operating assets and liabilities increased $3.1 million, while for 2001 they increased $2.0 million, resulting in a decrease to cash flow provided by operations of $1.1 million. The primary increase was a $1.3 million increase in prepaid insurance as the Company's insurance premiums increased approximately 80.0%.

(iv) For 2002, restricted cash increased $4.5 million while for 2001 restricted cash increased $809,000 resulting in a decrease to funds provided by operations of $3.7 million when comparing the two periods. This change was primarily due to the Company depositing $6.2 million from the sale of the Americana Apartments into an escrow account for the potential purchase of a similar property. Additionally, escrows for real estate, insurance, replacement reserves and other escrows were $2.0 million lower in 2002 than 2001.

(v) For 2002, funds held for non-owned managed properties and non-owned managed properties of affiliates and joint ventures decreased $1.5 million. For 2001, they increased $2.1 million. This results in a decrease of $3.6 million (or a source of cash) when comparing the two periods. This decrease was primary due to the reimbursement of funds previously advanced on the joint venture properties which were included in the exchange of properties in April 2002.

Net cash flows provided by investing activities of $12.6 million for the nine months ended September 30, 2002 were primarily the net result of $11.1 million used for the development of multifamily real estate, and other capital expenditures, net of $24.4 million of net proceeds from the sale of three operating properties.

Net cash flows used for financing activities of $29.3 million for the nine months ended September 30, 2002 were primarily used to pay dividends on the Company's common and preferred shares and to pay principal payments on secured debt and net borrowings on the Company's line of credit.

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage loan. The loan had an annual interest rate of 7.5%. The Company used funds borrowed on its line of credit (see below) that at September 30, 2002 had an interest rate of 3.31% to repay the mortgage loan. During the remainder of 2002 and 2003, approximately $1.5 million and $6.2 million, respectively, of principal amortization payments on secured debt are required.

At September 30, 2002, the Company had $11.0 million outstanding under a $20.0 million secured line of credit. This line of credit matures in July 2003. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 3.43% at September 30, 2002. There were $3.5 million of borrowings outstanding under this line of credit at December 31, 2001. Additionally, the Company also has a $14.0 million line of credit which matures December 31, 2003. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either September 30, 2002 or December 31, 2001; however, the amount currently available under this line of credit is limited to $8.2 million because of outstanding letters of credit and a credit risk sublimit relative to derivative transactions.

The Company has guaranteed completion of certain improvements totaling $7.0 million in connection with the refinancing of the Watergate Apartments, a 949-unit multifamily community located in Euclid, Ohio. This obligation is secured by a $3.5 million letter of credit. Also, the Company provided a $407,000 performance bond to the City of Boynton Beach, Florida, which guarantees performance by a Company subsidiary of certain improvements in connection with the Company's proposed Boynton Beach development. Furthermore, the Company has guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year conditional options to extend. The Company guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005 with a conditional option to extend the maturity for two additional years. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, which the Company and its joint venture partner are developing.

As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. Redemption requests by limited partners have accelerated over the past year and the Company anticipates this trend will continue. After giving effect to the transactions described in the following paragraphs, the remaining number of OP units will be 163,056 units having a carrying value of $3.7 million. Through October 31, 2002, 300,000 OP units have been redeemed. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 95.0%. These redemption transactions are more fully described in the following paragraphs.

In May and June 2002, 80,000 of the OP units were exchanged for cash in the amount of $820,000 which represented an average value of $10.25 per unit. These units had a recorded amount of $1.8 million when issued. The difference of the cash paid and the recorded amount was $956,000 which reduced the recorded amount of the underlying real estate.

In July and August 2002, 110,000 of the OP units were purchased for cash in the amount of $1,085,000 which represented an average value of $9.77 per unit. These units had a recorded amount of $2.5 million when issued. The difference of the cash paid and the recorded amount was $1.4 million which reduced the recorded amount of the underlying real estate.

In October 2002, 110,000 of the OP units were purchased for cash in the amount of $936,000 which represented an average value of $8.51 per unit. These units had a recorded amount of $2.6 million when issued. The difference of the cash paid and the recorded amount was $1.6 million which reduced the recorded amount of the underlying real estate.

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

Accordingly, for the current year the Company is facing an approximately 80.0% increase in insurance premiums coupled with reduced insurance protection. When the Company renewed its current property insurance policy, the Company was unable to obtain quotes for terrorism insurance at any price. In August 2002, the Company was successful in obtaining $25.0 million of insurance protection for terrorist-related risks for the Company's owned and managed portfolio, which was approved by the Company's major lenders.

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

Acquisitions/Dispositions Multifamily Properties

The Company is strategically marketing seven Market Rate properties for disposition; one is located in Georgia, one in Arizona and five in Ohio. The Company intends to use the proceeds from any such sales to acquire other properties. The following is a summary of acquisition and disposition transactions completed so far this year.

Acquisitions: On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see Dispositions below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earning process.

Dispositions: On January 18, 2002, the Company completed the sale of Muirwood Village at London, a property located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million and the Company recorded a gain of $255,000.

On April 24, 2002, the Company completed the sale of Americana Apartments, which is located in Northeast Ohio. The buyer purchased the property for a sales price of $18.5 million. The Company paid off the existing debt of $11.6 million and received net cash proceeds of $6.2 million which resulted in the Company recording a gain of $7.9 million.

On July 29, 2002, the Company completed the sale of Jennings Commons, a 50-unit Affordable Housing property located in Northeast Ohio. The buyer purchased the property for a sales price of $1.9 million. The sale resulted in a gain of $976,000.

Development Multifamily Properties

For the nine months ended September 30, 2002, two joint venture partnerships in which the Company is a 49.0% partner, completed the construction and commenced leasing the final 112 units of the scheduled 252 units at Berkley Manor (140 units were completed during 2001) and 352 units of the scheduled 535 units for Idlewylde-Phase II (80 units were completed during 2001 making a total of 432 now available for leasing).

On May 8, 2002, the Company entered into a joint venture agreement to develop a 288-unit multifamily Market Rate property located in Orlando, Florida. The Company contributed land of $1.3 million in exchange for a 24.0% interest in this joint venture..

The following schedule describes units currently under construction or in development:

		Additional	Anticipated
Property	Location	Units	Completion
Boynton Beach-Land	Boynton Beach, FL	TBD(1)	TBD(1)
Courtney Chase (24.0% owned Joint Venture)	Orlando, FL	288	2003
Idlewylde-Phase II (49.0% owned Joint Venture)	Atlanta, GA	103(2)	2003
		391

(1) To be determined

(2) Represents the number of units still under construction. Idlewylde-Phase II will contain 535 units when the construction of this property is completed.

Management and Service Operations

MIG's investment advisory business was significantly impacted by a decision of a major MIG client to transfer its investment advisory contact with MIG to another advisor. Under that agreement, the Company and MIG had provided property and asset management services for eleven client owned properties, which generated approximately $2.1 million in annual fees. The contribution of MIG's investment advisory business to the Company's annual overall revenues are expected to decrease because of the transferred contract from approximately 3.5% to approximately 2.5%. It is anticipated that the advisory business' contribution to the Company's NOI should remain constant at approximately 2.0% to 2.5%. Additionally, the Company has committed to a restructuring plan and recorded a charge of $655,000 primarily related to severance benefits. Furthermore, the Company wrote off the related asset and management portion of the intangible asset in the amount of $312,000. See Note 7 of the Notes to the Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Management Contract Cancellation: During 2002, the Company's management contracts associated with the following properties were terminated or transferred by the client:

			Approximate	Approximate
Effective		Management	Management	Annualized Loss
Date of	Management	Contract	Fees Earned	of Management
Termination	Company	Canceled/Transferred	Earned During 2002	Fees During 2002
			(In thousands)
Market Rate Properties:
4/19/02	AERC	Gates Mills Towers (33.33% joint venture)	$ 59	$ 128
4/19/02	AERC	Americana (33.33% joint venture)	42	79 (1)
4/19/02	AERC	Watergate (33.33% joint venture)	87	187 (1)
4/19/02	AERC	College Towers (50.0% joint venture)	34	81 (1)

Advisory Properties:
3/01/02	AERC	Advised Asset	27	134
3/29/02	AERC	Advised Asset	52	260
9/25/02	AERC	Advised Asset	46	15
10/1/02	AERC	Eleven Advised Assets	1,588	529
10/29/02	AERC	Advised Asset	129	43

(1) In connection with the April 19, 2002 transaction, the Company became the 100% owner of these three properties and as such, no longer will report management fee income for them.

Additionally, the Company anticipates that a management contract with an advisory client generating management fees of approximately $76,000 in 2002 may be canceled during 2002 primarily because of a proposed sale of the underlying property.

Same Store Market Rate Multifamily Properties

The Company's Market Rate Multifamily Properties continue to be impacted by declines in market fundamentals and increased operating costs in most of the markets in which the Company operates. During the quarter ended September 30, 2002, Market Rate total revenues were down 2.8%, and total property operating expenses increased 4.5%, resulting in an 8.8% decline in NOI compared with the third quarter a year ago. Management expects that total rental revenues for the fourth quarter to decline approximately 1.0% from the third quarter. These declines are expected to be offset by seasonal declines in operating expenses, resulting in fourth quarter 2002 NOI approximately 1.5% greater than the third quarter.

Dividends

On September 30, 2002, the Company declared a dividend of $0.25 per common share which was paid on November 1, 2002 to shareholders of record on October 15, 2002. On August 8, 2002, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which was paid on September 16, 2002 to shareholders of record on September 3, 2002.

RESULTS OF OPERATIONS

Comparison of the quarter and nine months ended September 30, 2002 to the quarter and nine months ended September 30, 2001

In the following discussion of the comparison of the quarter and nine months ended September 30, 2002 to the quarter and nine months ended September 30, 2001, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 61 wholly owned properties. Acquired/Disposed properties represents two properties recently acquired and properties that have been disposed. Affordable Housing represents 12 properties subject to HUD regulations.

The Company uses NOI as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses from revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies' expense which is included within the general and administrative expense in the Consolidated Statement of Income, direct property management expenses and painting service expense from total revenues for the Management and Service Operations segment. For the nine months ended September 30, 2002, NOI was $57.3 million, a decrease of $4.8 million when compared to the NOI of $62.1 million for the nine months ended September 30, 2001. The NOI for each of the four segments of the Company for the nine months ended September 30, 2002 and 2001 was: Acquisition/Disposition $2.9 million and $3.4 million, Market Rate $49.2 million and $52.1 million, Affordable Housing $3.9 million and $3.9 million and Management and Service Operations $1.2 million and $2.7 million, respectively. The components of NOI together with an explanation of the variances are described as follows:

Overall, total revenues decreased $607,000 or 1.4% and $4.2 million or 3.3% and total expenses increased $1.5 million or 3.4% and decreased $580,000 or 0.5% when comparing the quarter and nine months ended September 30, 2002 to the quarter and nine months ended September 30, 2001, respectively. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $4.4 million or 431.5% for the quarter and $1.4 million or 207.7% for the nine months.

Rental Revenues: Rental revenues increased $283,000 or 0.8% for the quarter and decreased $2.4 million or 2.3% for the nine months. The Acquisition/Disposition properties rental revenues increased $1.2 million or 168.2% for the quarter and decreased $746,000 or 10.8% for the nine months. For both periods, the variances were primarily the net result of the two properties acquired in the joint venture exchange in April 2002 which contributed $1.9 million for the quarter and $3.4 million for the nine months in 2002 net of the sale of five properties during 2001 and one property during 2002 which contributed $704,000 for the quarter and $4.4 million for the nine months ended September 30, 2001. Rental revenues for the Market Rate properties decreased $933,000 or 2.8% for the quarter and $1.8 million or 1.9% for the nine months. The average rental rate per unit was $814 for the 2002 quarter compared to $798 for the 2001 quarter and $810 for the nine months of 2002 compared to $789 for the nine months of 2001. During these periods the economic occupancies were 85.5% for the 2002 quarter compared to 89.5% for the 2001 quarter and 85.9% for the nine months of 2002 compared to 89.1% for the nine months of 2001.

Other Revenues: Other income decreased $890,000 or 11.0% when comparing the two quarters and $1.8 million or 7.8% when comparing the two nine month periods. The decrease when comparing the two quarters was primarily due to lower property management fees due to the loss of two management contracts in March 2002 as a result of sales. In addition to this decrease, the nine month period for 2001 included a $363,000 supervisory fee earned upon the sale of a non-owned Affordable Housing property and lower painting services revenues (2001 revenues included a large contract for a major project at one of the joint venture properties while there was no comparable contract in 2002). All of this activity was in the Management and Services Companies segment.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $1.6 million or 9.7% when comparing the two quarters, and $929,000 or 1.9% when comparing the two nine month periods. These expenses for the Acquisition/Disposition properties increased $500,000 for the quarter and decreased $705,000 for the nine months. Both variances were primarily the net result of increases of $1.3 million for the quarter and $3.2 million for the nine months of expense for Properties Acquired net of decreases of $800,000 for the quarter and $3.9 million for the nine months for properties disposed. For the Market Rate properties, these expenses increased $659,000 for the quarter and $1.1 million for the nine months. For the quarter and nine months, the increase was primarily due to higher personnel costs and insurance expense. The higher personnel costs were primarily due to annual raises and increased benefit costs, primarily health insurance. The insurance expense increase was the result of an approximately 80.0% increase in the insurance premiums for the policy years that began April 2002 and July 2002.

Other expenses: The Company allocates general and administrative expenses to its four segments as follows: Based on an internal cost analysis, an amount equal to 85.0% of the Management and Service Companies' revenues is classified as Service Companies' expense ($2.0 million for the quarter 2002, $1.5 million for the quarter 2001, $5.0 million for nine months 2002 and $4.7 million for nine months 2001), the balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segment. General and administrative expenses increased $319,000 for the quarter and decreased $159,000 for the nine months. As previously referenced under the discussion of Management and Service Operations, the Company recorded $655,000 of restructuring costs in the quarter ended September 30, 2002. Without these costs, general and administrative expenses would have decreased $336,000 for the quarter and $814,000 for the nine months. For both the quarter and the nine months, these decreases were due to reduced personnel costs and reduction in professional fees. Additionally, the nine months decrease also included the reversal of a legal reserve which had been established for legal matters subsequently settled during 2002.

Interest expense decreased $212,000 or 2.0% for the quarter and $1.6 million or 4.9% for the nine months. Interest expense for the Acquired/Disposed properties increased $138,000 for the quarter and decreased $902,000 for the nine months. Since the Company capitalizes interest on funds used in construction, the related reduction of interest expense is recorded in the Acquisition/Disposition properties segment as this is the segment to which development properties are classified. For the quarter, capitalized interest was $62,000 lower and for the nine months, it was $57,000 higher. Additionally, four of the seven properties sold during 2001 were secured by mortgages and, as such, recorded interest expense. One of the newly acquired properties secures a mortgage and as such, records interest expense. For the Market Rate properties, interest expense decreased $292,000 for the quarter and $644,000 for the nine months, primarily as a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal amortization payments.

Equity in net loss of joint ventures

For the quarter ended September 30, 2002, the combined equity in net loss of joint ventures increased $522,000 when compared to the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the combined equity in net loss of joint ventures increased $717,000 compared to the nine months ended September 30, 2001. The increased loss was primarily due to the addition of the operations for units completed at two development properties. The Company is a 49.0% joint venture partner in both of these properties. As of September 30, 2002, one of these properties had all of its 252 units available to lease and the other property had 432 of its 535 units available to lease. It should be noted that the properties involved in the joint venture transaction contributed to the equity in net loss of joint ventures as follows: $7,000 for the quarter ended September 30, 2002 compared to net income of $220,000 for the quarter ended September 30, 2001 and a net loss of $40,000 for the nine months ended September 30, 2002 compared to a net loss of $81,000 for the nine months ended September 30, 2001.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the nine months ended September 30, 2002 and 2001.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2002	2001	2002	2001

Beneficial interests in joint venture operations
Rental revenue	$ 866	$1,999	$ 4,074	$ 5,889
Cost of operations	580	1,176	2,840	3,986
	286	823	1,234	1,903
Interest income	2	3	6	41
Interest expense	(360)	(476)	(1,240)	(1,536)
Depreciation	(335)	(247)	(1,021)	(724)
Amortization	(14)	(4)	(30)	(20)
Extraordinary item - extinguishment of debt	(2)	-	(2)	-
Net (loss) income	$ (423)	$ 99	$(1,053)	$ (336)

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

CONTINGENCIES

For a discussion of contingencies, see Note 14 of the Notes to the Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

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

FFO and FAD for the three and nine month periods ended September 30, 2002 and 2001 are summarized in the following table:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001
(In thousands)

Net (loss) income applicable to common shares	$ (3,431)	$ 1,035	$ (768)	$ 713

Depreciation on real estate assets	8,303	7,910	24,814	23,672
Amortization of intangible assets	384	289	616	867
Gain on sale of properties and extraordinary items	(953)	(2,694)	(8,973)	(6,038)
Funds From Operations	4,303	6,540	15,689	19,214

Depreciation - other assets	606	538	1,716	1,644
Amortization of deferred financing fees	314	308	958	986
Fixed asset additions	(2,831)	(3,007)	(6,750)	(7,554)
Funds Available for Distribution	$ 2,392	$ 4,379	$ 11,613	$ 14,290

Weighted average shares - Basic	19,364	19,430	19,335	19,412
- Diluted	19,364	19,714	19,335	19,553

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. Also see Note 6 of the Notes to the Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q for information concerning the Company's current derivative financial instruments. As of September 30, 2002, the fair market value of the Company's debt has increased approximately $74.3 million or 13.1% primarily as a result of a decrease in interest rates since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Our Chief Executive Officer and Chief Financial Officer have within 90 days of the filing date of this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, there are no material pending legal proceedings to which the Company or any of its subsidiaries or service companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages in performing the work because of the owner's breach of the construction contract. FDI has not specified the amount of its damages, which it claims is yet to be determined; however, the Company believes that its claim may exceed $3.0 million based on certain information which the Company has obtained. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD and the Company have filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. The MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that included persons who were officers and directors of the Company, which group could have a material interest adverse to the Company, because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.3	Promissory Note dated October 23, 1991 from Triangle Properties Limited Partnership, et. al., in favor of PFL Life Insurance Company; Open End Mortgage from Triangle Properties Limited Partnership I, et. al., in favor of PFL Life Insurance Company (The Registrant undertakes to provide additional long-term loan documents upon request).	Exhibit 4.3 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.4	Promissory Note dated February 28, 1994 in the amount of $25 million. Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Westchester Townhouse); Open-End Mortgage Deed and Security Agreement from AERC to National City Bank (Bay Club); Open-End Mortgage Deed and Security Agreement from Winchester II Apartments, Inc. to National City Bank (Winchester II Apartments); and Open-End Mortgage Deed and Security Agreement from Portage Towers Apartments, Inc. to National City Bank (Portage Towers Apartments).	Exhibit 4.4 to Form 10-K filed March 31, 1993.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Indenture dated as of March 31, 1995 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.6 to Form 10-Q filed May 11, 1995.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.7	Sublease dated February 28, 1994 between the Company as Sublessee, and Progressive Casualty Insurance Company, as Sublessor.	Exhibit 10.7 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release between the Company and Lou Vogt dated August 20, 2002	Exhibit 10.17 to Form 10-Q filed herewith.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.19a	Consulting Agreement between James A. Cote' and the Company.	Exhibit 10.19a to Form 10-K filed March 13, 2001.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.20a	Settlement and Release Agreement dated November 30, 2001 by and among the Company and certain of the former MIGRA Shareholders.	Exhibit 10.20a to Form 10-K filed March 13, 2002.

10.21	Swap Agreement dated February 16, 2000 by and among the Company and National City Bank.	Exhibit 10.21 to Form 10-Q filed May 10, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

A Current Report on Form 8-K dated August 13, 2002 was filed on August 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 13, 2002	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Jeffrey I. Friedman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Associated Estates Realty Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002 /s/ Jeffrey I. Friedman

Jeffrey I. Friedman,

Chief Executive Office

CERTIFICATIONS

I, Lou Fatica, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Associated Estates Realty Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002 /s/ Lou Fatica

Lou Fatica, Chief Financial Officer