Form 10-K
period 2002-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2003-03-10
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer as identified in Rule 126-2 of the act. Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $99.1 million as of March 3, 2003.

The number of Common Shares outstanding as of March 3, 2003 was 19,473,576.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement for the Annual Meeting
of Shareholders to be held on May 7, 2003 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2002

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

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. The Company owns four taxable REIT subsidiaries which provide management and other services for the Company and third parties, (collectively the "Service Companies"). The Company currently owns or manages 109 apartment communities in twelve states consisting of 25,174 units and is a joint venture partner in a property currently under construction. The Company owns, either directly or through subsidiaries, or holds ownership interests in 79 of the 109 apartment communities containing 18,313 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company has under construction and lease-up one joint venture apartment community consisting of approximately 288 units. The Company, or one of its subsidiaries, also manages or serves as asset manager for 30 communities consisting of 6,861 units and five commercial properties containing in excess of 980,000 square feet which are owned by large pension funds, non-profit organizations or affiliated third party owners. (See Item 2 for a complete listing of the Company's Portfolio). The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies which are taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, and an Operating Partnership structured as a DownREIT, which is 96.0% owned by the Company.

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

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies" of the Notes to the Financial Statements presented in Part II, Item 8 of this Form 10-K. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expenses in the Consolidated Statements of Income, direct property management expenses and painting service expense from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income determined in accordance with Generally Accepted Accounting Principals ("GAAP"), or as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner.

See Note 19 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

Acquisition/Disposition. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first) and properties that have been sold. At December 31, 2002, three owned properties were classified to this segment. Additionally, five properties and a project which included land and an operational marina, which were sold by the Company during 2002, are also classified to this segment; however, the operating results and any gain or loss on the sale of five of these six properties are included in "Income from discontinued operations" on the Consolidated Statement of Operations. During 2002, approximately 5.5% of the total NOI of the Company was generated by this segment.

Market Rate. The Market Rate Properties are same store wholly owned conventional multifamily residential properties. Currently, the Company has 59 properties, two of which are congregate care facilities, classified to this segment. During 2002, approximately 85.6% of the total NOI of the Company was generated by this segment.

Affordable Housing. The Affordable Housing Properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by U.S. Department of Housing and Urban Development ("HUD") pursuant to Section 8 of the National Housing Act of 1937. Currently, the Company has 12 wholly owned properties classified to this segment. During 2002, approximately 6.7% of the total NOI of the Company was generated by this segment.

Management and Service Operations. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties owned or partially owned by the Company, as well as to non-owned properties managed by the Company. During 2002, approximately 2.2% of the total NOI of the Company was generated by this segment.

STRATEGY

Overall Portfolio Strategy. The Company's primary business objectives are to maximize NOI and to increase the value of the Company's owned and managed properties. The Company's operating strategy is intended to achieve these objectives. One focus of this operating strategy is to maximize funds from operations, thereby enhancing value through (i) rental rate increases to the extent that competitive conditions permit; (ii) emphasis on expense controls consistent with the proper maintenance of the properties; and (iii) strategic capital investments including changing the composition of the portfolio in order to increase the competitive position of the portfolio.

The Company's disciplined business planning for each property and its annual budgeting process, complemented by its capital expenditure program, allow the Company to identify opportunities across the portfolio, thereby maximizing long term wealth creation.

The Company's operating strategy has been to focus on pursuing co-investment development opportunities with various investors, including pension fund clients and local developers. This strategy allows the Company and its institutional partners to seek the higher yields anticipated from development. The expected equity investment is approximately 25-50% from the Company and approximately 50-75% from its co-investment partners. The Company believes this co-investment program has allowed it to increase operational efficiency in growth markets, at a more rapid pace, than direct individual investments because it allows the Company to apply its expertise in multifamily investments across both owned and advised assets.

The Company's operating strategy further focuses on the portfolio of advised clients. The Company's investment capabilities are expanded by increasing assets acquired and managed on behalf of pension fund clients. Furthermore, the advised assets increase the operational efficiency in markets where the Company may have limited penetration with its own assets.

Disposition/Acquisition. The Company has successfully disposed of over 19 properties and parcels of land during the last three years generating gross sales proceeds in excess of $100.0 million. Most of these were smaller properties located in Northeast or Central Ohio. Others were located in markets where the Company did not have a significant presence.

Financing and Leverage. As of December 31, 2002, conventional mortgages payable, which totaled $532.8 million, were comprised of 53 non-recourse loans, each of which was collateralized by the respective real estate and resident leases. Federally insured mortgage debt, which totaled $7.6 million, encumbered three of the properties at December 31, 2002 (including one property that was funded through Industrial Development Bonds). The Company's $14.0 million line of credit is secured by two properties. This line of credit was increased during 2002 from $12.0 million to $14.0 million. Outstanding letters of credit totaling $4.2 million and a $1.6 million credit risk sublimit relative to derivative transactions limit the amount available under this line of credit to $8.2 million. There were no borrowings outstanding under this line at December 31, 2002 or at December 31, 2001. The Company's $20.0 million revolving line of credit is secured by one property. The borrowings on the $20.0 million revolving line of credit are presently restricted up to an amount not to exceed $12.6 million. There were no borrowings outstanding at December 31, 2002 and $3.5 million of borrowings were outstanding under this line at December 31, 2001.

Additionally, the Company had one Medium-Term Note outstanding with a balance of $105,000 at December 31, 2002. This note is unsecured.

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

The Company plans to continue its ongoing practice of regular maintenance and periodic renovation.

Affordable Housing. The Company's wholly owned portfolio currently includes 12 Affordable Housing Properties (comprised of 1,246 units) that were part of the portfolio at the time of the IPO.

Although rent growth in these properties is limited due to regulatory restrictions, these properties have provided a stabilizing influence on the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 17 affordable housing properties (3,434 units), owned by third parties.

Fee Management/Advisory Business. Over the years, the Company has applied its management approach to the management of properties for third parties. The Company believes that third party property management broadens the Company's knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while generating fee income.

INCOME TAXES

See Note 1 of the Notes to the Financial Statements presented in Part II, Item 8 of this Form 10-K.

COMPETITIVE CONDITIONS

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

CUSTOMERS

The business of the Company, taken as a whole, is not dependent upon any single customer or a few customers.

EMPLOYEES

At March 3, 2003, the Company employed approximately 785 people. Satisfactory relations have generally prevailed between the Company and its employees.

AVAILABLE INFORMATION

The Company's SEC filings may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the Company's filings can be accessed from the SEC's Internet site at http://www.sec.gov or from the Company's Internet site at http://www.aecrealty.com, as soon as reasonably practicable after filing with the SEC.

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

	Total Number	Total Number
Owned by the Company:	of Properties	of Units
Acquired Market Rate Properties:
Ohio	3	1,719

Market Rate Properties:
Arizona	1	204
Florida	3	1,128
Georgia	2	706
Indiana	3	836
Maryland	3	668
Michigan	11	2,888
North Carolina	1	276
Ohio	33	6,831
Pennsylvania	1	468
Texas	1	104
	59	14,109
Affordable Housing Properties:
Ohio	12	1,246
Total owned by the Company	74	17,074

Joint Ventures:
Acquired Market Rate Properties:
49.0% owned - Georgia	1	535
49.0% owned - Pennsylvania	1	252
	2	787
Market Rate Properties:
50.0% owned - Ohio	1	36
49.0% owned - Georgia	1	308
	2	344
Affordable Housing
50.0% owned - Ohio	1	108
Total joint ventures	5	1,239

Management and Service Operations:
Managed for Pension Fund Clients:
Market Rate Properties:
Colorado	2	680
Florida	2	590
Georgia	1	396
Illinois	1	340
Maryland	1	256
Michigan	1	301
Pennsylvania	1	396
	9	2,959
Managed for Other Third Parties:
Affordable Housing:
Ohio	17	3,434
Market Rate:
Ohio	3	468
Commercial:
Ohio	1	-
	21	3,902
Total managed properties	30	6,861
Total Portfolio	109	25,174

			Anticipated
	Location	Units	Completion
Construction Projects:
Joint Ventures
24.0% owned - Florida	Orlando, FL	288	2003

Undeveloped Land Parcels:		Acres
Aspen Lakes Land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve Land	Battle Creek, MI	4.3	On Hold
Westlake Land	Westlake, OH	39.0	On Hold
Wyndemere Land	Franklin, OH	10.0	On Hold
Total Undeveloped Land Parcels		72.8

Noteholder Interest. The Company acquired a Noteholder Interest in connection with its IPO in 1993 in which one of the principals of the Company has a general partnership interest. The Note was placed on the Company's books at a value of zero. Therefore, the Company has not recorded any interest income as the noteholder. Additionally, should the Company foreclose on the Note, there would be no effect on the Company's books as the Note has a zero value. The Company is effectively entitled to all cash flow from the property by virtue of its Noteholder Interest. The Company placed the property on its books as a result of having full economic benefit and control of the property's operations. For further information concerning this property, reference is made to Note 11 of the Notes to Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Indebtedness Encumbering the Properties. The Company financed and, in many cases, refinanced the acquisition, development and rehabilitation of its properties with a variety of sources of mortgage indebtedness. Certain of the mortgage indebtedness is insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act. (Reference is made to Affordable Housing in Item 1). Currently, the Company has 56 properties (all Market Rate properties) which are encumbered by debt totaling $540.4 million, three properties which secure lines of credit and 15 properties (3 Market Rate properties and 12 Affordable Housing properties) which are unencumbered.

Item 3. Legal Proceedings

For information concerning current legal proceedings, reference is made to Note 12 of the Notes to Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant and Other Key Employees

The Executive Officers of the Company as of March 3, 2003 are:

Name	Age	Position with the Company
Jeffrey I. Friedman	51	Chairman of the Board, President and Chief Executive Officer
Martin A. Fishman	61	Vice President, General Counsel and Secretary
Lou Fatica	36	Vice President, Treasurer and Chief Financial Officer

Jeffrey I. Friedman has served as Chairman of the Board and Chief Executive Officer of the Company since its organization in 1993 and served as the Company's President from the Company's organization until February 24, 2000. In August 2002, Mr. Friedman reassumed the role of the Company's President. Mr. Friedman is also the CEO and President of MIG II Realty Advisors, Inc. ("MIG"). Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

Martin A. Fishman has been Vice President, General Counsel and Secretary of the Company since its organization. Mr. Fishman joined AEG in 1986 as Vice President - General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

Lou Fatica joined the Company in 1999 as Controller, and was promoted to Vice President-Controller during 2000. Mr. Fatica is a Certified Public Accountant (CPA), member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPA's. On March 15, 2001, Mr. Fatica became Vice President, Treasurer and Chief Financial Officer of the Company and effective September 30, 2002, Mr. Fatica assumed the role of Chief Financial Officer for MIG.

In addition to the executive officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management with the Company as indicated:

Barbara E. Hasenstab, Vice President of Investor Relations and Corporate Communications, joined the Company in 1996 as Director of Investor Relations and was elected Vice President of Investor Relations in 1998. Ms. Hasenstab has 24 years of experience in investor relations, is a member of the National Investor Relations Institute and is 49 years old.

JoAnn C. Hirsh joined the Company in 1997 as Director of Government Housing and is currently a Vice President of Operations, Northeast Ohio Region. Ms. Hirsh has supervisory responsibility for the Northeast Ohio region which includes the Affordable Housing Properties. Ms. Hirsh is responsible for compliance with HUD regulations. Ms. Hirsh has over 24 years of real estate experience and is a CPA, member of the AICPA, the Ohio Society of CPA's, the National Network of Commercial Real Estate Women and is 46 years old.

Daniel L. Powers joined the Company in 1998 through the acquisition of MIG. He is currently a Vice President of Operations, Western Region with supervisory responsibility for properties in Arizona, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, North Carolina, Central and Western Ohio, Pennsylvania and Texas and has been involved in multifamily property management for 23 years. Mr. Powers is a Certified Property Manager and is 49 years old.

Charles J. Stone joined the Company in 1998 through the acquisition of MIG. He is currently Vice President of Portfolio, East. Mr. Stone is 56 years old and has over 29 years of real estate experience.

Steven C. Thrower joined the Company in 1998 through the acquisition of MIG. He is currently Vice President of Portfolio, West. Mr. Thrower is 47 years old and has more than 17 years of real estate experience.

Nan R. Zieleniec joined AEG in 1990 and was elected Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration and national training. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and is 44 years old.

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

					Dividends Declared
	Price Range				Per Share
	2002		2001		2002	2001
	High	Low	High	Low

First Quarter	$ 10.23	$ 9.26	$ 8.85	$ 8.00	$ 0.25	$ 0.50(1)
Second Quarter	10.69	9.50	10.66	8.16	0.25	0.25
Third Quarter	10.35	7.65	10.21	8.99	0.25	0.25
Fourth Quarter	7.90	5.40	9.39	8.55	0.17	0.25
					$ 0.92	$ 1.25

(1) The Company declared dividends of $.25 per share on January 3, 2001 and March 26, 2001. The timing of this declaration came about as a result of the fourth quarter 2000 dividend declaration being deferred to January 3, 2001.

On March 3, 2003, there were 862 holders of record of the Company's common shares.

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

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly rental revenues)					(e)
	2002	2001	2000	1999	1998
Operating Data:
Revenues
Rental	$ 137,028	$ 139,087	$ 140,457	$ 140,227	$ 129,598
Property and asset management, acquisition and
disposition fees and reimbursements	20,142	23,471	21,675	23,075	13,403
Painting services	1,642	2,196	1,530	1,524	1,606
Other	3,542	4,122	3,191	2,884	2,407
Total revenues	162,354	168,876	166,853	167,710	147,014

Expenses and charges	168,568	170,270	169,393	165,651	131,125

(Loss) income from operations	(6,214)	(1,394)	(2,540)	2,059	15,889
Equity in net (loss) income of joint ventures	(1,627)	(328)	(164)	585	445
(Loss) income before gain on disposition of properties
and land, net, minority interest expense, income from
discontinued operations, extraordinary item and
cumulative effect of a change in accounting principle	(7,841)	(1,722)	(2,704)	2,644	16,334
Gain on disposition of properties and land, net	227	7,047	7,512	19,630	503
Minority interest expense	(324)	(478)	(400)	(241)	(78)
(Loss) income before income from discontinued
operations, extraordinary item and cumulative
effect of a change in accounting principle	(7,938)	4,847	4,408	22,033	16,759
Income from discontinued operations:
Operating (loss) income	(167)	239	534	813	881
Gain on disposition of properties, net	9,660	-	-	-	-
Income from discontinued operations	9,493	239	534	813	881
Extraordinary item	(76)	(179)	-	(3,456)	(125)
Cumulative effect of a change in accounting principle	-	-	-	4,319	-
Net income	1,479	4,907	4,942	23,709	17,515
Preferred share dividends	(5,485)	(5,484)	(5,484)	(5,484)	(5,485)
Net (loss) income applicable to common shares	$ (4,006)	$ (577)	$ (542)	$ 18,225	$ 12,030

Earnings per common share - Basic:
(Loss) income before income from discontinued operations,
extraordinary item and cumulative effect of a change in
accounting principle	$ (.69)	$ (.03)	$ (.05)	$ .75	$ .57
Income from discontinued operations	.48	.01	.02	.04	.05
Extraordinary item	-	(.01)	-	(.16)	(.01)
Cumulative effect of a change in accounting principle	-	-	-	.20	-
Net (loss) income applicable to common shares	$ (.21)	$ (.03)	$ (.03)	$ .83	$ .61
Weighted average number of common shares outstanding	19,343	19,415	19,733	22,051	19,865
Earnings per common share - Diluted:
(Loss) income before income from discontinued operations,
extraordinary item and cumulative effect of a change in
accounting principle	$ (.69)	$ (.03)	$ (.05)	$ .75	$ .56
Income from discontinued operations	.48	.01	.02	.04	.05
Extraordinary item	-	(.01)	-	(.16)	(.01)
Cumulative effect of a change in accounting principle	-	-	-	.20	-
Net (loss) income applicable to common shares	$ (.21)	$ (.03)	$ (.03)	$ .83	$ .60
Weighted average number of common shares outstanding	19,343	19,415	19,733	22,053	20,060

Dividends declared per common share	$ .92	$ 1.25	$ 1.25	$ 1.125	$ 1.86

Cash flow data:
Cash flow provided by operations	$ 29,382	$ 25,964	$ 31,618	$ 40,130	$ 41,663
Cash flow provided by (used for) investing activity	16,360	(7,590)	(16,892)	(9,140)	(151,638)
Cash flow (used for) provided by financing activity	(48,006)	(15,776)	(50,545)	4,361	108,758

	2002	2001	2000	1999	1998
Other Data:
Funds From Operations (a) (f)	$ 20,078	$ 25,708	$ 24,963	$ 29,291	$ 35,055

Net Operating Income (b) (g)	$ 75,862	$ 81,604	$ 83,063	$ 83,995	$ 73,184
Total properties (at end of period) - includes joint ventures	79	84	90	93	101

Total multifamily units (at end of period) - includes joint ventures	18,313	19,807	20,738	20,103	21,558
Average monthly rental revenues per multifamily unit	$ 674	$ 653	$ 646	$ 633	$ 593
Physical Occupancy (c)	88.1%	90.5%	91.5%	93.4%	94.7%

Balance Sheet Data at December 31:
Real estate assets, net	$ 683,058	$ 716,079	$ 742,183	$ 777,072	$ 801,730
Total assets	735,303	775,624	819,559	882,810	840,785
Total debt (d)	540,498	552,069	568,177	579,186	503,905
Total shareholders' equity	150,865	171,996	196,456	238,182	259,188

(a) The Company considers Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), to be one of the measures of the performance of an equity REIT.

The Company defines FFO as the inclusion of all operating results applicable to common shareholders, both recurring and non-recurring, except those defined as "Extraordinary Items" or "Cumulative Effect of a Change in Accounting Principle" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets and gains and losses from the disposition of properties and land. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Certain other real estate companies may define FFO in a different manner.

(b) Management uses Net Operating Income ("NOI") as its evaluation measure of the reportable segments' activity. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expense in the Consolidated Statements of Income, direct property management expenses and painting service expense from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner.

(c) Physical Occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(d) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $32,659, $42,245, $24,986, $17,249 and $17,453 at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(e) These amounts do not include an adjustment to reflect the change in the Company's accounting policy for accounting for certain replacements and improvements which was effective January 1, 1999.

(f) Reconciliation of Funds From Operations to Net Income:

	2002	2001	2000	1999	1998
Funds From Operations	$ 20,078	$ 25,708	$ 24,963	$ 29,291	$ 35,055
Depreciation - real estate assets	(31,884)	(31,095)	(30,605)	(29,900)	(22,705)
Depreciation - real estate assets joint venture	(1,314)	(904)	(691)	(498)	(427)
Amortization of intangible assets	(695)	(1,156)	(1,721)	(1,161)	(272)
Gain on disposition of properties and land, net	227	7,047	7,512	19,630	504
Gain on disposition of properties, net, included in
income from discontinued operations	9,660	-	-	-	-
Extraordinary item	(76)	(179)	-	(3,456)	(125)
Extraordinary item - joint ventures	(2)	2	-	-	-
Cumulative effect of a change in accounting principle	-	-	-	4,319	-
Preferred share dividends	5,485	5,484	5,484	5,484	5,485
Net income	$ 1,479	$ 4,907	$ 4,942	$ 23,709	$ 17,515

(g) Reconciliation of Net Operating Income to Net income:

	2002	2001	2000	1999	1998
Net Operating Income	$ 75,862	$ 81,604	$ 83,063	$ 83,995	$ 73,184
Depreciation and amortization	(34,431)	(33,878)	(33,901)	(33,763)	(23,691)
General and administrative expense
excluding service companies expense	(6,880)	(6,876)	(7,849)	(9,337)	(4,046)
Interest expense	(40,765)	(42,244)	(43,853)	(38,836)	(29,558)
Gain on disposition of properties and land, net	227	7,047	7,512	19,630	504
Equity in net (loss) income of joint ventures	(1,627)	(328)	(164)	585	445
Minority interest in operating partnership	(324)	(478)	(400)	(241)	(79)
Income from discontinued operations:
Operating (loss) income	(167)	239	534	813	881
Gain on disposition of properties, net	9,660	-	-	-	-
Extraordinary item	(76)	(179)	-	(3,456)	(125)
Cumulative effect of a change in accounting principle	-	-	-	4,319	-
Net income	$ 1,479	$ 4,907	$ 4,942	$ 23,709	$ 17,515

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

  competition from other available multifamily units and change in market rental rates;

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

  changes in market conditions that may limit or prevent the Company from selling properties identified for disposition, which may impede the Company's ability to continue to diversify its portfolio; and

  risks of construction including cost overruns, contractor defaults and contractor delays.

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and management services to third party owners of multifamily residential units for which the Company is paid fees.

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

As an exception to this prohibition, a REIT will be allowed to own up to 100% of the securities of a Taxable REIT Subsidiary ("TRS") that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations. The Company has elected TRS status for all of its Service Companies.

Critical Accounting Policies and Estimates. The consolidated financial statements of the Company include accounts of the Company, all subsidiaries, the Service Companies and the Operating Partnership structured as a DownREIT. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including industry practice and its own past history in forming its estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

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

Buildings and improvements 5-30 years

Furniture, fixtures and equipment 5-10 years

The Company is required to make subjective assessments as to the useful lives of its properties and improvements for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on the Company's net income.

Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs are expensed.

The Company generally classifies properties as "Properties held for sale" when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

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

Rent concessions, including free rent and leasing commissions paid to third parties, incurred in connection with residential property leases are capitalized and amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenues.

Accrued Liabilities. The Company's policy for the establishment and maintenance of a "reserve" for liabilities is as follows: A reserve will be established for existing matters based on the criteria established in FAS 5 "Accounting for Contingencies" as defined: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Finally, once a reserve has been established, it will not be reversed until such time that the event or circumstances that resulted in the reserve being established have been resolved. Quarterly, each reserve will be reviewed to determine if additional reserves are required based on new information or whether the event that triggered the reserve has now been removed.

Liquidity and Capital Resources. The Company anticipates that it will meet its liquidity requirements for the upcoming year generally through its net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $20.8 million available at December 31, 2002), property sales' proceeds and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

The Company anticipates the following commitments for capital expenditures for 2003:

. $9.5 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and property common area parking lots, roofs and similar matters in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow from operating activities.

. $6.7 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit.

. $460,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from cash flow from operating activities.

The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. Although $62.5 million of MTN's remain available under the shelf registration, it's unlikely that the Company will have access to the market for MTN securities in the near future due to the current value of the Company's shares and its current financial condition.

While the Company currently estimates that its net cash from operations for 2003 should approximate 2002, certain factors could adversely impact the Company's results of operations in 2003 including, but not limited to, low mortgage interest rates, continuation of a recessionary economy (primarily employment levels) and higher than anticipated insurance costs. If mortgage interest rates remain low, tenants may elect to purchase their own home rather than rent, thereby adversely impacting occupancy levels. Occupancy levels could also be adversely impacted if the economy continues to remain weak or further deteriorates as tenants may lose their jobs, default on their leases, and defer renting an apartment. The Company's total rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels, which the Company may attempt to adjust from time to time in order to maintain projected revenues. Additionally, rising property insurance costs could dramatically increase the Company's property operating expenses in 2003 impacting the Company's net cash provided by operations and net income. The Company believes that if net cash is below 2003 projections, the other sources of cash previously mentioned will be sufficient to cover the liquidity requirements of the Company.

Cash Flows. Significant sources and uses of cash in the past three years are summarized as follows:

Cash Sources (Uses):

	For the year ended December 31,
(In thousands)	2002	2001	2000

Net cash from operating activities	$ 29,382	$ 25,964	$ 31,618
Real estate and fixed asset additions	(16,234)	(14,250)	(29,318)
Net proceeds from sales of properties	33,894	11,806	16,510
Investments in joint ventures	(1,300)	(5,146)	(4,084)
Increases (decreases) in debt - net	(23,464)	9,208	(2,284)
Cash dividends paid	(24,947)	(24,893)	(30,501)
Issue (purchase) of treasury shares - net	405	(91)	(17,760)
Cash (decrease) increase	$ (2,264)	$ 2,598	$ (35,819)

Cash Flows from Operating Activities. For 2002, cash flows from operating activities were $29.4 million as compared with $26.0 million in 2001 and $31.6 million in 2000. The variances were primarily due to the net activity of the following:

(i) For 2002, the net loss before the gain on disposition of properties and land and the loss on extinguishment of debt was $8.3 million compared to a net loss of $2.0 million for 2001, a decline of approximately $6.3 million. This decline was primarily the result of a decrease in revenues of $6.5 million. When comparing 2001 to 2000, there was an increase of $1.1 million. This increase was primarily the net result of an increase in revenues of $2.0 million net of an increase in expense of $877,000 and an increase in the net loss in equity of joint ventures of $164,000.

(ii) For 2002, accounts and notes receivable and accounts and notes receivable of affiliates and joint ventures decreased $743,000, while for 2001, they decreased $5.5 million. This results in a decrease to cash flow from operations of $4.8 million which was primarily due to the reimbursements made in 2001 by the partners of several joint ventures properties for funds that the Company had previously advanced to these properties. For 2000, they decreased approximately $1.2 million, which results in 2001 having an increase to cash flow from operations of $4.3 million when comparing 2001 to 2000.

(iii) For 2002, accounts payable and accrued expenses decreased cash flow from operations $304,000, an increase of approximately $1.9 million when compared to 2001's decrease of $2.2 million. This variance was primarily due to a decrease in accrued expenses due to the sale of seven properties in 2001 compared to the sale of six properties in 2002. When comparing 2001 to 2000, there was a decrease of $552,000 for primarily the same reason.

(iv) For 2002, restricted cash increased operating cash flow $1.7 million, while for 2001, there was a decrease of $7.8 million, a variance of $9.5 million. This variance was primarily due to the Company placing in escrow $6.0 million from the funding of a new mortgage loan on the Gates Mills III property. The Gates Mills III property was one of the properties involved in the exchange of joint venture properties in 2002 and, as such, the escrow was assigned to the new owners. This property was 66.7% owned by the Company and the Company had controlling interest in the operations of the property and, as such, the property was fully consolidated by the Company. This deposit to escrow in 2001 was also the primary reason for the variance of $7.2 million when comparing 2001 to 2000.

Cash Flows Provided by (Used For) Investing Activities. Cash provided by investing activities was $16.4 million in 2002 while cash used for investing activities was $7.6 million in 2001 and $16.9 million in 2000. Included in 2002 was $16.2 million used for asset additions acquired or developed and $1.3 million used for advances to fund investment in certain joint venture properties net of $33.9 million received from the sale of real estate. Included in 2001 was $14.3 million used for asset additions acquired or developed and $5.1 million used for advances to fund investment in certain joint venture properties net of $11.8 million of net proceeds from the sale of real estate. Included in 2000 was $29.3 million used for asset additions acquired or developed and $4.1 million used for investment in certain joint venture properties, net of $16.5 million of net proceeds from the sale of real estate.

Cash Flows Used For Financing Activities. Cash used for financing activities was $48.0 million in 2002, $15.8 million in 2001 and $50.5 million in 2000. For 2002, cash flows used for financing activity were primarily $24.9 million used to pay dividends on the Company's common and preferred shares and $23.4 million net decrease in debt borrowings. For 2001, cash flows used for financing activity were primarily $24.9 million used to pay dividends on the Company's common and preferred shares, net of a $9.2 million increase in debt borrowings. For 2000, cash flows used for financing activity was primarily $30.5 million used to pay dividends on the Company's common and preferred shares, $17.8 million for the purchase of treasury shares, a $5.5 reduction in total indebtedness net of $3.2 million received from an interest rate swap termination payment.

Financing and Other Commitments. At December 31, 2002, the Company had 53 conventional mortgages payable aggregating $532.8 million, each collateralized by the respective real estate and resident leases having a net book value of $617.2 million. These nonrecourse project specific loans accrue interest at fixed rates ranging from 3.40% to 9.63%. Additionally, the Company had three HUD mortgage payables aggregating $7.6 million, each collateralized by the respective real estate and residential leases having a net book value of $7.8 million. These loans accrue interest at rates ranging from 3.76% to 7.50%. On February 1, 2002, the Company completed the refinancing of a $10.9 million nonrecourse loan encumbering a Market Rate Property located in Cleveland, Ohio. The new loan matures February 1, 2005 and the interest rate is currently at a floating rate of 3.40% which is less than the rate on the previous loan of 9.61%. The maturities of the remaining loans range from 2004 to 2022. The Company currently intends to refinance each loan as it matures.

The Company currently has 15 properties which are unencumbered, 12 of which are Affordable Housing Properties. These 15 properties had net income of $4.2 million for the year ended December 31, 2002, and a net book value of $9.2 million at December 31, 2002. The Company believes that it should be able to obtain financing on these properties should the need arise; however, certain financing vehicles may be unavailable or limited because many of these properties are ground leased and one is subject to a right of reverter.

The Company currently has two lines of credit. The first line of credit is a $20.0 million line secured by one of the Company's properties. Borrowings under this line are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 2.9% at December 31, 2002. There were no borrowings outstanding under this line of credit at December 31, 2002 and $3.5 million outstanding under this line at December 31, 2001. This line of credit matures in July 2003. The Company intends to renew or replace this line of credit.

The second line of credit is a $14.0 million line secured by two of the Company's properties. In April 2002, the maximum borrowings available under this line of credit were increased from $12.0 million to $14.0 million. The maturity of this line of credit was extended from December 31, 2002 to December 31, 2003. The Company intends to obtain an extension upon maturity. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either December 31, 2002 or December 31, 2001; however, the amount currently available under this line of credit is limited to $8.2 million because of outstanding letters of credit and a credit risk sublimit relative to derivative transactions.

At December 31, 2002, the Company had one Medium-Term Note outstanding in the amount of $105,000. This loan bears interest at 6.88%, is unsecured and matures in December 2004. The Company intends to repay this loan in full at maturity.

The Company leases certain equipment under capital leases. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows: $257,000 - 2003, $247,000 - 2004, $208,000 - 2005, $110,000 - 2006, $101,000 - 2007 and $3.8 million thereafter.

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the financial statements and expire at various dates from 2021 to 2086. Total revenues derived from such properties were $10.1 million, $10.3 million and $10.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $615,000 and $717,000 at December 31, 2002 and 2001, respectively. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2002, 2001 and 2000.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. The net book value of this property was $1.2 million at December 31, 2002. The property generated revenues and net income of $943,000 and $378,000 for 2002, $958,000 and $449,000 for 2001 and $950,000 and $435,000 for 2000.

In connection with the refinancing of the Watergate Apartments, a 949-unit multifamily community located in Euclid, Ohio, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit.

Insurance. The September 11, 2001 terrorist attack on New York's World Trade Center and its aftermath has created a number of uncertainties for the Company concerning the management of its insurance risks. The Company renewed its blanket insurance policy for the period April 1, 2002 to March 31, 2003 at greater cost with less protection. The Company is not alone in facing these dilemmas. Since September 11, 2001 insurance costs have risen dramatically across the industry, many insurers have significantly reduced their capacity positions and many others have refused to insure against acts of terrorism.

Accordingly, for the current policy periods, the Company was faced with an approximate 80.0% increase in property and liability insurance premiums coupled with reduced insurance protection. When the Company renewed its current property insurance policy, the Company was unable to obtain quotes for terrorism insurance at any price. In August 2002, the Company was successful in obtaining $25.0 million of insurance protection for terrorist-related risks for the Company's owned and managed portfolio, which was approved by the Company's major lenders.

Insurance coverage issues are a matter of concern not only for the Company and its shareholders, but also the Company's lenders who may assert their own concerns over increased risk exposure brought about by reduced insurance coverage. The Company believes that its current insurance coverage is representative of what is commercially available and reasonably acceptable in today's often chaotic insurance environment.

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

Summarized financial information at 100% for these joint ventures is as follows:

Balance sheet data	December 31,
(In thousands)	2002	2001

Real estate, net	$ 91,046	$ 86,944
Other assets	2,077	4,357
	$ 93,123	$ 91,301

Amounts payable to the Company	$ 112	$ 256
Mortgages payable	68,852	95,811
Other liabilities	3,238	4,739
Owners' equity (accumulated deficit)	20,921	(9,505)
	$ 93,123	$ 91,301

Operating data	For the years ended December 31,
(In thousands)	2002	2001	2000

Rental revenues	$ 11,195	$ 20,157	$ 20,067
Other revenues	405	726	467
Operating and maintenance expenses	(8,310)	(14,528)	(13,347)
Depreciation and amortization	(3,150)	(2,554)	(2,196)
Interest expense	(3,616)	(4,844)	(5,708)
Net (loss) income	$ (3,476)	$ (1,043)	$ (717)

Equity in net (loss) income of joint ventures	$ (1,627)	$ (328)	$ (164)

Joint Venture Financing Commitments. The Company has guaranteed the construction cost overruns and the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia completed in 2002 by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend that are conditioned upon the satisfaction of various conditions and requirements. The Company has recorded no liability in relation to this guarantee at December 31, 2002. The Company also guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida, which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at December 31, 2002. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, of which construction was completed in 2002 by the Company and its joint venture partner. The Company has recorded no liability in relation to this guarantee at December 31, 2002.

At December 31, 2002, five of the Company's joint venture investments were encumbered by debt. The Company's share of this debt was $32.7 million.

Operating Partnership. As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares of the Company or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. After giving effect to the transactions described in the following paragraphs, there are 128,056 OP units remaining having a carrying value of $3.0 million. Through December 31, 2002, 393,976 OP units have been redeemed. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 96.0%. These redemption transactions are more fully described in the following paragraphs.

In 2002, 335,000 of the OP units were purchased for cash in the amount of $3.1 million. These units had a recorded amount of $7.6 million when issued. The difference of the cash paid and the recorded amount was $4.5 million which reduced the recorded amount of the underlying real estate.

In 2001, 39,314 of the OP units were purchased for cash in the amount of $393,000. These units had a recorded amount of $929,000 when issued. The difference of the cash paid and the recorded amount was $536,000 which reduced the recorded amount of the underlying real estate.

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

Acquisitions: On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see Dispositions below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.33% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earnings process. See Note 9 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information concerning this transaction. Prior to the exchange, financial results for Gates Mills III were consolidated. As a result, the operating results for Gates Mills III included in discontinued operations totaled $(3,000) for 2002, $45,000 for 2001 and $393,000 for 2000.

Dispositions: The Company and its joint venture partners are marketing two joint venture properties. One property is located in Ohio in which the Company is a 50.0% partner and the other property is located in Pennsylvania in which the Company is a 49.0% partner. The following is a summary of acquisition and disposition transactions completed this year.

On January 18, 2002, the Company completed the sale of Muirwood Village at London, a property located in Central Ohio. The property was sold for $4.0 million and the Company recorded a gain of $255,000. Since this property was held for sale as of December 31, 2001, the financial results are excluded from the discontinued operations presentation.

On April 24, 2002, the Company completed the sale of Americana Apartments, which is located in Northeast Ohio. The property was sold for $18.5 million. The Company paid off the existing debt of $11.6 million and received net cash proceeds of $6.2 million which resulted in the Company recording a gain of $7.9 million. This gain is included in "Income from discontinued operations". Additionally, the operating results of $(33,000) for 2002 are included in "Income from discontinued operations".

On July 29, 2002, the Company completed the sale of Jennings Commons, a 50-unit Affordable Housing Property located in Northeast Ohio. The property was sold for $1.9 million. The sale resulted in a gain of $945,000. This gain is included in "Income from discontinued operations". Additionally, the operating results of $85,000 for 2002, $161,000 for 2001 and $198,000 for 2000 are included in "Income from discontinued operations".

On November 25, 2002, the Company completed the sale of Bolton Estates, a 196-unit property located in Central Ohio. The property was sold for $6.4 million and the Company recorded a gain of $1.4 million. This gain is included in "Income from discontinued operations". Additionally, the operating results of $(137,000) for 2002, $28,000 for 2001 and $(57,000) for 2000 are included in "Income from discontinued operations".

On December 31, 2002, the Company recorded a loss of $632,000 following the sale of a project located in Boynton Beach, Florida, for $8.0 million which included land under development and an operational marina. The Company had originally purchased this land for $5.2 million with future plans of development. The Company incurred approximately $3.4 million of development and other costs that were capitalized, that included the cost of finalizing the development of the marina. The Company's internal analysis indicated that the land and marina were not impaired based upon the Company's plan to continue the development of the property on its own or with a partner and retain it as an asset held for investment. The Company received an offer to purchase the property during the fourth quarter of 2002, and made a business decision to sell the property and, as such, recorded a loss of $632,000. This loss is included in "Income from discontinued operations". Additionally, the operating results of $(78,000) for 2002 are included in "Income from discontinued operations".

See Note 2 of the Notes to the Financial Statements presented in Part II, Item 8 of this Form 10-K for information concerning discontinued operations for properties sold during 2002.

Development. For the year ended December 31, 2002, two joint venture partnerships in which the Company is a 49.0% partner, completed the construction and commenced leasing the final 112 units of the scheduled 252 units at Berkley Manor (140 units were completed during 2001) and the final 455 units of the scheduled 535 units for Idlewylde-Phase II (80 units were completed during 2001).

On May 8, 2002, the Company entered into a joint venture agreement to develop a 288-unit multifamily Market Rate Property located in Orlando, Florida. The Company contributed land of $1.3 million in exchange for a 24.0% interest in this joint venture. Currently, the Company estimates that this project will be completed in late 2003.

Management and Service Operations. MIG's investment advisory business was significantly impacted by a decision of a major MIG client to transfer its investment advisory contract with MIG to another advisor effective October 1, 2002. Under that agreement, the Company and MIG had provided property and asset management services for eleven client owned properties which generated approximately $2.1 million in annual fees. The contribution of MIG's investment advisory business to the Company's annual overall revenues are expected to decrease because of the transferred contract from approximately 3.5% to approximately 2.5%. It is anticipated that the advisory business' contribution to the Company's NOI should remain constant at approximately 2.0%. In the third and fourth quarters of 2002, the Company executed a restructuring plan concerning the advisory business and recorded a charge of $686,000 primarily related to severance benefits. Furthermore, the Company wrote off the related asset and management portion of the intangible asset associated with the aforementioned contract in the amount of $312,000. See Note 5 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Management Contract Cancellation. During 2002, the Company's management contracts associated with the following properties were terminated or transferred:

			Approximate
Effective		Management	Management	Approximate
Date of	Management	Contract	Fees Earned	Management Fees
Termination	Company	Canceled/Transferred	During 2002	Lost During 2002
			(In thousands)
Market Rate Properties:
4/19/02	AERC	Gates Mills Towers (33.33% joint venture)	$ 59	$ 128
4/19/02	AERC	Americana (33.33% joint venture)	42	79 (1)
4/19/02	AERC	Watergate (33.33% joint venture)	87	187 (1)
4/19/02	AERC	College Towers (50.0% joint venture)	34	81 (1)

Advisory Properties:
3/01/02	AERC	Advised Asset	27	134
3/29/02	AERC	Advised Asset	52	260
8/19/02	AERC	Advised Asset	119	55
9/25/02	AERC	Advised Asset	42	29
10/01/02	AERC	Eleven Advised Assets	1,588	529
10/29/02	AERC	Advised Asset	139	10

(1) In connection with the April 19, 2002 joint venture swap transaction, the Company became the 100% owner of these three properties and as such, no longer will report management fee income for them.

Additionally, the Company anticipates that a management contract on a joint venture property in which the Company is a 50.0% owner, which generated property management fees of $12,000 in 2002, may be canceled during 2003 because of a proposed sale of the property.

Dividends. On December 17, 2002, the Company declared a dividend of $0.17 per common share which was paid on February 1, 2003 to shareholders of record on January 15, 2003. On February 13, 2003, the Company declared a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") which will be paid on March 17, 2003 to shareholders of record on March 3, 2003.

RESULTS OF OPERATIONS FOR 2002 COMPARED WITH 2001 AND 2001 COMPARED WITH 2000

In the following discussion of the comparison of the year ended December 31, 2002 to the year ended December 31, 2001 and the year ended December 31, 2001 to the year ended December 31, 2000, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represent 59 wholly owned properties. Acquired/Disposed properties represent one recently constructed property that has not yet reached stabilization, two acquired properties and properties which have been sold. Affordable Housing represents 12 properties subject to HUD regulations.

The Company uses Net Operating Income ("NOI") as a measure of the performance of its properties. NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies expense, which is included within the general and administrative expense in the Consolidated Statements of Income, and painting service expense from total revenues for the Management and Service Operations segment. For the year ended December 31, 2002, NOI was $75.9 million, a decrease of $5.7 million when compared to the NOI of $81.6 million for the year ended December 31, 2001. The NOI for 2001 was $1.5 million lower than the NOI of $83.1 million for the year ended December 31, 2000. The NOI for each of the four segments of the Company for the years ended December 31, 2002, 2001 and 2000 was as follows: Acquisition/Disposition $4.2 million, $4.0 million and $6.6 million, Market Rate $64.9 million, $69.1 million and $67.8 million, Affordable Housing $5.1 million, $5.3 million and $5.5 million and Management and Service Operations $1.7 million, $3.1 million and $3.2 million, respectively. The following table reconciles NOI to Net Income:

(In thousands)	2002	2001	2000
Net Operating Income	$ 75,862	$ 81,604	$ 83,063
Depreciation and amortization	(34,431)	(33,878)	(33,901)
General and administrative expense
excluding service companies expense	(6,880)	(6,876)	(7,849)
Interest expense	(40,765)	(42,244)	(43,853)
Gain on disposition of properties and land, net	227	7,047	7,512
Equity in net (loss) income of joint ventures	(1,627)	(328)	(164)
Minority interest in operating partnership	(324)	(478)	(400)
Income from discontinued operations:
Operating (loss) income	(167)	239	534
Gain on disposition of properties, net	9,660	-	-
Extraordinary item	(76)	(179)	-
Net income	$ 1,479	$ 4,907	$ 4,942

Overall, total revenues decreased $6.5 million or 3.8% when comparing 2002 to 2001 and increased $2.0 million or 1.2% when comparing 2001 to 2000. Total expenses decreased $1.7 million or 1.0% when comparing 2002 to 2001 and increased $877,000 or 0.5% when comparing 2001 to 2000. Net (loss) income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $3.4 million or 594.3% when comparing 2002 to 2001 and decreased $35,000 or 6.5% when comparing 2001 to 2000.

Rental Revenues. Rental revenues decreased $2.1 million or 1.5% when comparing 2002 to 2001 and decreased $1.4 million or 1.0% when comparing 2001 to 2000. Rental revenues from the Acquired/Disposed properties decreased $987,000 or 12.4% when comparing 2002 to 2001. The rental revenues from the construction property were $3.3 million for 2002 compared to $3.2 million for 2001, an increase of $100,000. The rental revenues from the two acquired properties were $5.3 million. Also, rental revenues for 2001 included $4.0 million for properties sold in 2001. When comparing this segment for 2001 compared to 2000, the construction property contributed $3.2 million compared to $2.0 million, an increase of $1.2 million or 60.0%. Additionally, properties sold in 2001 contributed $4.0 million compared to $6.4 million for those properties in 2000. Also, 2000 included rental revenues of $3.0 million for properties sold in 2000.

Rental revenues for the Market Rate properties decreased $3.0 million or 2.4% when comparing 2002 to 2001 and increased $2.0 million or 1.7% when comparing 2001 to 2000. The average rental rate per unit was $816 at the end of 2002 compared to $796 at the end of 2001 an increase of 2.5%. The Company anticipates that due to the slowing economy that rental rates for 2003 may grow at a much slower rate of 1.0% to 2.0%. At the end of 2002 and 2001, physical occupancy was 87.3% and 90.8%, respectively. Additionally, the average economic occupancy was 85.1% at the end of 2002 compared to 88.8% at the end of 2001. In addition to a $2.7 million increase in vacancies, concessions given in 2002 were $2.9 million higher than concessions given in 2001. The Company anticipates that concessions to be recorded during 2003 will increase over those recorded during 2002. When comparing 2001 to 2000, the average rental rate increased $38 per unit or 5.0% from the $758 per unit in 2000. Also, physical occupancy decreased 0.8% from 91.5% in 2000.

Rental revenues for the Affordable Housing Properties decreased approximately $81,000 when comparing 2002 to 2001 and increased $73,000 when comparing 2001 to 2000. These revenues are primarily dependent upon the Company being entitled to receive rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments"). The amount of each monthly HAP Payment is equal to the rent amount (the "Contract Rent") stated in the HAP Contract with HUD, less the amount payable by the Eligible Resident for such month.

Below is a table setting forth the current expiration dates of the HAP Contracts and the HAP revenue recognized for the Company's Affordable Housing Properties:

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2002	2001	2000

Ellet Development	December 2017	$ 433	$ 425	$ 427
Hillwood I	July 2016	488	501	497
Lakeshore Village (50.0% joint venture)(A)	October 2003	732	744	730
Puritas Place	September 2011	691	680	681
St. James (Riverview)	November 2009	466	463	468
Shaker Park Gardens II	June 2003	684	766	736
State Road Apartments	December 2016	404	370	362
Statesman II	November 2003	287	288	263
Sutliff Apartments II	November 2019	802	807	809
Tallmadge Acres	March 2004	699	692	663
Twinsburg Apartments	June 2009	433	445	454
Village Towers	November 2009	432	443	446
West High Apartments	November 2003	544	506	499

(A) Amounts shown represents 100% payment.

All thirteen properties shown in the above table had positive cash flow during 2002 and are anticipated to have positive cash flow for the remaining contract terms. Therefore, none of the HAP contracts are considered to be loss contracts.

Contract Rents may be adjusted at least annually in accordance with the annual adjustment factor method for some of the properties. Generally, these types of adjustments are only permitted if current rents are below the HUD published Fair Market Rent ("FMR") threshold. If current rents exceed FMRs, a rent comparability study must be completed to demonstrate that the property's rents are below "market".

Prior to HAP Contract expiration, "Contract Renewal Request Forms" must be submitted by the Company 120 days prior to the HAP anniversary date to HUD (or its corresponding contract agent) in order to renew the existing HAP contract. Current options available to the Company for the expiring HAP contracts are as follows: (i) renew at current rents plus an operating cost adjustment factor that is set by HUD on an annual basis. These rents are below the market comparisons for properties that have a mortgage; (ii) renew at current rents plus an operating cost adjustment factor for properties without a mortgage; or, (iii) opt out of the Section 8 program. Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

The Company believes, that upon expiration of the contracts, the contracts will be renewed, or the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate properties.

The following represents the Company's current expectations concerning those HAP contracts which expire in 2003.

Shaker Park Gardens II. On November 13, 2000, the Company requested a referral to OMHAR (Office of Multifamily Housing and Restructuring) for the restructuring of the mortgage and reduction of Section 8 rents to comparable market rents, and to renew the HAP Contract which was extended at current rents until June 30, 2002 to allow for completion of restructuring negotiations. The Company did not accept the terms of the mortgage restructure agreement, as written by HUD, and chose not to accept the commitment. On June 27, 2002, the Company paid the existing mortgage note in full. The mortgage pre-payment provided exemption from OMHAR and eligibility for an Operating Cost Adjustment Factor (OCAF) increase, based on the Company's interpretation of HUD regulations. However, HUD rejected this proposal and reduced contract rents to those stipulated in the mortgage restructure agreement. The Company is currently engaged in a formal appeal of these actions.

Lakeshore Village. On October 7, 2002, the Company requested a referral to OMHAR for the full restructuring of the mortgage and reduction of Section 8 rents to comparable market rents, and to renew the HAP Contract which was extended at current rents until October 2003. On February 20, 2003, the partnership was notified by HUD that the property is eligible for the full restructuring of the mortgage and that the property has been assigned to a participating administrative entity for further processing. In the event that the partnership and HUD fail to reach an agreement on the Restructuring Application, the current contract rents most likely would be reduced to market rents. The Company anticipates that the contract will be renewed and that any reduction of rents to current market rents would be partially offset by a reduction in debt service payments. Currently, the estimated annual market rents for this property are approximately $695,000, while the current annual rents are approximately $866,000, a difference of $172,000. This property is a joint venture property in which the Company has a 50.0% investment accounted for using the equity method. Therefore, a reduction in rents, without a corresponding reduction in debt service payments, would decrease net income to the Company by approximately $86,000. This reduction would be reflected in the Consolidated Statements of Income in the line item "Equity in net (loss) income of joint ventures."

Statesman II. In July 2002, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 4.0%, as calculated using the OCAF published on February 11, 2002. The Company's request for the OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2003. At the appropriate time, during 2003, the Company anticipates requesting another extension. The Company anticipates the extension will be granted.

West High Apartments. In July 2002, the Company requested a renewal of the current contract for a one-year term with an increase of 4.0%, as calculated using the OCAF published on February 11, 2002. The Company's request for the OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2003. At the appropriate time, during 2003, the Company anticipates requesting another extension. The Company anticipates the extension will be granted.

Fees. The management and service operations recognized fee income of $8.6 million for 2002 compared to $10.3 million for 2001, a decrease of $1.7 million or 16.5%. The decrease was primarily due to the transfer of 11 properties by one of MIG's clients to another investment adviser, as previously discussed under Management and Service Operations and the loss of five other advised properties during 2002. In 2001, management was terminated on six properties. Finally, the Company lost the fees generated by the five joint venture properties included in the April 2002 exchange, as previously discussed. When comparing the $10.3 million for 2001 to the $9.7 million for 2000, there was an increase of $600,000 or 6.2% primarily due to an increase in painting services. It should be noted that the management and advisory fees attributed to properties owned by pension fund clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Reimbursements. In accordance with EITF 01-14 "Income Statement Recharacterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", the Company has reclassified to revenue certain expense reimbursements that the Company had previously recorded as a reduction to the expense. These revenue amounts are included in property management fees and reimbursements. The corresponding expenses are shown as direct property management expenses. For each of the three years ended December 31, 2002, 2001 and 2000, the revenues equal the expenses shown of $13.2 million, $15.3 million and $13.6 million, respectively.

Other Revenues. Other income decreased $580,000 or 14.1% when comparing 2002 to 2001 and increased $931,000 or 29.2% when comparing 2001 to 2000. The decrease in 2002, when compared to 2001, was primarily due to the management and service companies segment including a one-time $363,000 supervisory fee which was earned upon the sale of a non-owned Affordable Housing Property in 2001. Also, it should be noted that interest income decreased $166,000 or 33.2% when comparing 2002 to 2001 as a result of less funds available to invest. This decrease was primarily related to the Acquisition/Disposition segment. The $930,000 increase when comparing 2001 to 2000 was primarily due to the Residential Utility Billings ("RUBS") program net of a decline in interest income. The RUBS program primarily was recorded on the market rate segment while the decline in interest income related to the management and service companies segment.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $2.2 million or 3.5% when comparing 2002 to 2001. These expenses increased $1.3 million or 2.2% when comparing 2001 to 2000. With regards to the acquisition/disposition properties, these expenses increased $782,000 or 196.1% when comparing 2002 to 2001 primarily due to the acquisition of two properties during 2002. When comparing 2001 to 2000, they decreased $1.0 million or 12.7%. The increase, when comparing 2002 to 2001, was primarily the result of the addition of two properties in 2002 that had expenses of $3.5 million. The decrease, when comparing 2001 to 2000, was primarily the net result of these expenses decreasing approximately $2.1 million when comparing the expenses recorded for the properties sold in 2001 to the properties sold in 2000, net of an increase in expenses for the construction properties of approximately $1.1 million.

For the Market Rate properties, these expenses increased approximately $1.3 million or 2.3% when comparing 2002 to 2001. The increase was primarily due to an increase in property and liability insurance and also payroll and related expenses, as a result of increased benefit costs and merit raises. When comparing 2001 to 2000, these expenses increased $2.1 million or 4.0%. The increase in these expenses, when comparing 2001 to 2000, was primarily due to an increase in personnel expense and utilities.

Other Expenses. The Company allocates general and administrative expenses to its four segments based on an internal cost analysis. An amount equal to 85.0% of the Management and Service Companies' revenues is classified as Service Companies' expense ($5.8 million for 2002, $6.3 million for 2001 and $6.5 million for 2000). The balance of the general and administrative expenses is allocated to the other three segments on a per unit basis (number of units in the segment divided by the total units in the portfolio). Since the general and administrative expenses are allocated as described above, the Company believes that a comparative analysis of the total expenses is more meaningful than by segments. General and administrative expenses decreased $499,000 or 3.8% when comparing 2002 to 2001 and decreased $1.2 million or 8.2 % when comparing 2001 to 2000. The decrease, when comparing 2002 to 2001, was primarily attributable to a decrease in professional services, primarily legal fees and administrative expenses. Offsetting these decreases was an increase in payroll and related expenses primarily due to increased benefit costs and merit raises. This increase was primarily due to the recording of $686,000 of severance benefits in connection with the restructuring plan the Company undertook with regards to the management and service operations. For further information concerning the restructuring, reference is made to the discussion of the Management and Service Operations presented previously in this Item 7. The decrease, when comparing 2001 to 2000, was primarily attributable to a decrease in payroll and related expenses, mainly because of the refinement of certain estimates used by the Company that resulted in allocating certain payroll and related expenses to the properties and the elimination of certain corporate level positions. Additionally, there was a decrease in consulting and professional fees incurred by the Company in 2001.

Interest Expense. Interest expense decreased $1.5 million or 3.5% when comparing 2002 to 2001 and decreased $1.6 million or 3.7% when comparing 2001 to 2000. The decrease when comparing 2002 to 2001 was attributable to both the Market Rate segment which declined approximately $840,000 as a result of amortization of existing loans and the February 2002 refinancing of an $11.0 million loan whose interest rate dropped to 3.40% from 9.61% and the Management and Service Operations segment which declined approximately $371,000. This decline was due to the Company recording in 2001 additional interest expense in connection with the additional loan fundings on two joint venture properties that were guaranteed by the Company and borrowed by the Company for major refurbishment at the properties. These two properties were two of the three properties of which the Company became the 100% owner as a result of the previously discussed joint venture exchange. Interest expense for the Acquired/Disposed properties decreased $933,000 when comparing 2001 to 2000. Since the Company capitalizes interest costs on funds used in construction, the related reduction of interest expense is recorded in the Acquired/Disposed properties segment as this is the segment to which development properties are classified. For 2001, capitalized interest was $1.3 million compared to $1.0 million for 2000. For the Market Rate properties, interest expense decreased $841,000 or 2.0% when comparing 2001 to 2000. This decrease was primarily a result of lower outstanding balances as the majority of the first mortgages secured by Market Rate properties require monthly principal amortization payments. Also, there were fewer loans outstanding as a result of the sale of properties in 2001 in which the loans were assumed by the buyer.

Gain on Sales. The net gain on the disposition of properties and land of $227,000 for 2002 was primarily due to the sale of a Market Rate Property which was classified as held for sale at December 31, 2001. The net gain on disposition of properties and land of $7.0 million for 2001 resulted from the sale of seven Market Rate operating properties. For 2000, the Company recorded a net gain of $7.5 million which resulted from the sale of six Market Rate operating properties net of a loss of $990,000 recorded in connection with the contribution of a land parcel located in Cranberry Township, Pennsylvania to a joint venture partnership. For further information concerning the loss recorded in connection with the contribution of this land parcel, reference is made to Note 2 of the Notes to Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Equity in Net (Loss) Income of Joint Ventures. The combined equity in net (loss) income of joint ventures decreased $1.3 million or 396.0% for 2002 compared to 2001, and decreased $164,000 or 100.0% for 2001 compared to 2000. The decrease when comparing 2002 to 2001 was primarily due to two properties in which the Company is a 49.0% owner, completing construction and having available all of their units for leasing by the end of 2002. One of these properties, with 252 units, was approximately 79.0% leased at the end of 2002 and the other was approximately 49.0% leased. The Company's share of the net loss for 2002 for these two properties was $1.2 million, while for 2001 the Company's share was $29,000. It should also be noted that the Company's equity in the net (loss) income for the four joint venture properties involved in the previously referenced exchange was approximately the same for 2002 and 2001. For further information concerning this transaction, see Note 9 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The decrease, when comparing 2001 to 2000, was primarily due to increased depreciation expense in connection with three 49.0% investments made by the Company.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 2002, 2001 and 2000.

	For the year ended December 31,
(In thousands)	2002	2001	2000
Beneficial interests in joint venture operations
Rental revenues	$ 5,015	$ 7,942	$ 7,599
Cost of operations	3,521	5,415	4,871
	1,494	2,527	2,728
Interest income	7	46	43
Interest expense	(1,695)	(1,875)	(2,171)
Depreciation	(1,431)	(1,028)	(764)
Extraordinary item-extinguishment of debt	(2)	2	-
Equity in net (loss) income of joint venture	$ (1,627)	$ (328)	$ (164)

Income From Discontinued Operations. Effective January 1, 2002, in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company presents the results of operations and the gains/(losses) for operating properties sold, which became held for sale after January 1, 2002, as "Income from discontinued operations". In 2002, five properties were disposed of whose operating results and gains/(losses) were classified as discontinued operations. The operating (loss) income for these five properties was $(167,000) for 2002, $239,000 for 2001 and $534,000 for 2000. The gain on disposition of properties, net, included gains on the sales of three of these properties of $10.3 million and a loss of $632,000 on the sale of a fourth property. This property was purchased in November 2000 as a 6.9 acre parcel of land for $5.2 million. The Company was developing this property as a multi-use property to include apartments, commercial building and a marina. The Company had recorded $3.4 million of costs in developing the property and had completed and was operating the marina. In November 2002, the Company received an unsolicited offer to purchase the property for $8.0 million. The Company accepted the offer and completed the sale on December 31, 2002 resulting in the above reported loss. The fifth property disposed of was Gates Mills III which was involved in the previously discussed joint venture swap and for which no gain or loss was recorded.

For further details on "Income from discontinued operations", reference is made to Note 2 of the Notes to Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Extraordinary Items. The extraordinary item of $(76,000) in 2002 represents the write-off of deferred financing costs related to the prepayment of a HUD mortgage. The extraordinary item of $(179,000) in 2001 represents the write-off of deferred finance costs related to the refinancing of a mortgage loan. There were no extraordinary items in 2000.

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

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2002, the Company had $12.6 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity. Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to assist them in analyzing opportunities to achieve those objectives.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. In April and May 2002, the Company completed two interest rate swaps. The notional amounts of the swaps are approximately $31.2 million. These swaps were executed to hedge the fair market value of certain fixed rate loans. Both swaps terminate at the maturity of the related loans, that is, October 2005 for the $14.0 million swap and August 2004 for the $17.2 million swap. For the year ended December 31, 2002, the Company recognized a reduction to interest expense of $442,000 with respect to these two swaps. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2002								December 31, 2001
(In thousands)								Fair Market		Fair Market
Long term debt	2003	2004	2005	2006	2007	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$ 5,991	$ 24,146	$ 21,478	$ 7,441	$ 83,623	$385,164	$527,843	$ 628,653	$ 546,808	$ 562,807
Weighted average interest rate	7.78%	6.88%	7.77%	7.81%	7.65%	7.68%			7.69%

MTN's	-	105	-	-	-	-	105	146	105	133
Weighted average interest rate	-	6.88%	-	-	-	-	-	-	6.88%	-

Total fixed rate debt	5,991	24,251	21,478	7,441	83,623	385,164	527,948	628,799	546,913	562,940

Variable:
Variable rate mortgage debt	190	232	10,824	112	124	1,068	12,550	13,696	1,656	1,656
Weighted average interest rate	3.55%	3.54%	3.40%	3.76%	3.76%	3.76%	-	-	5.02%
LIBOR based credit facilities*	-	-	-	-	-	-	-	-	3,500	3,500
Total variable rate debt	190	232	10,824	112	124	1,068	12,550	13,696	5,156	5,156
Total long term debt	$ 6,181	$ 24,483	$ 32,302	$ 7,553	$ 83,747	$ 386,232	$ 540,498	$642,495	$ 552,069	$ 568,096

*One LIBOR based credit facility matures in July 20, 2003 and the second LIBOR based credit facility matures in December 31, 2003. At December 31, 2002, there were no borrowings outstanding on either facility.

Sensitivity Analysis. At December 31, 2002 and 2001, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $674.7 million and $600.0 million, respectively. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

Pending Litigation. For a discussion of the pending litigation, see Note 12 of the Notes to the Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Quantitative and Qualitative Disclosure about Market Risk and the associated interest rate sensitivity, reference Management's Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

The response to this item is included in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the Company's Directors contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2003, is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

The information regarding executive officers and other key employees is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2003 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table summarizes information about the Company's common stock that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing equity compensation plans as of December 31, 2002. The equity compensation plans approved by security holders include the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan. The equity compensation plans not approved by security holders include the Year 2001 Equity Incentive Plan and the options granted to outside Directors. For more information regarding these plans, reference is made to Note 17 in the Notes to Financial Statements presented in Part II, Item 8 of this Form 10-K.

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to	Weighted Average	Under Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans [Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column]

Equity compensation plans
approved by security holders	1,440,024	$15.97	341,751
Equity compensation plans not
approved by security holders	913,750	$9.57	612,824
Total	2,353,774		954,575

Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2003 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2003 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, the disclosure controls with respect to such entities are necessarily substantially more limited than those maintained with respect to the Company's consolidated subsidiaries.

The Chief Executive Officer and Chief Financial Officer have within 90 days of the filing date of this annual report, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in its internal controls. Accordingly, no corrective actions have been taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report.

1. Financial Statements: The following documents are filed as part of this report.

Report of Independent Accountants - Associated Estates Realty

Corporation.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Income for the three years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001 and 2000.

Notes to Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

Schedules Page

II Valuation and Qualifying Accounts F-38

III Real Estate and Accumulated Depreciation F-39

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

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2003.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March, 2003.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	March 7, 2003
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial Officer	March 7, 2003
Lou Fatica	and Principal Accounting Officer)

/s/ Albert T. Adams	Director	March 7, 2003
Albert T. Adams

/s/ James M. Delaney	Director	March 7, 2003
James M. Delaney

/s/ Gerald C. McDonough	Director	March 7, 2003
Gerald C. McDonough

/s/ Mark L. Milstein	Director	March 7, 2003
Mark L. Milstein

/s/ Frank E. Mosier	Director	March 7, 2003
Frank E. Mosier

/s/ Richard T. Schwarz	Director	March 7, 2003
Richard T. Schwarz

CERTIFICATIONS

I, Jeffrey I. Friedman, certify that:

1. I have reviewed this annual report on Form 10-K of Associated Estates Realty Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003 /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chief Executive Office

CERTIFICATIONS

I, Lou Fatica, certify that:

1. I have reviewed this annual report on Form 10-K of Associated Estates Realty Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003 /s/ Lou Fatica

Lou Fatica, Chief Financial Officer

INDEX TO EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.17	Separation Agreement and Release between the Company and Lou Vogt dated August 20, 2002	Exhibit 10.17 to Form 10-Q filed November 13, 2002.

10.19	Amended and Restated Confidentiality and Noncompete Agreement dated January 26, 2000 by and between the Company and James A. Cote'.	Exhibit 10.19 to Form 10-K filed March 15, 2000.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form 10-K filed herewith.

INDEX TO FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

Financial Statements:	Page

Report of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Income for the
three years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Shareholders' Equity for the three
years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the three
years ended December 31, 2002, 2001 and 2000	F-6
Notes to Financial Statements	F-7

Financial Statement Schedules:
II - Valuation and Qualifying Accounts	F-38
III - Real Estate and Accumulated Depreciation at December 31, 2002	F-39

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In addition, as discussed in Notes 1 and 5 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 7, 2003

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2002	2001
ASSETS
Real estate assets
Land	$ 90,240	$ 90,965
Buildings and improvements	787,052	789,775
Furniture and fixtures	33,248	33,091
	910,540	913,831
Less: accumulated depreciation	(233,350)	(208,039)
	677,190	705,792
Construction in progress	5,868	10,287
Real estate, net	683,058	716,079
Properties held for sale, net of accumulated depreciation	-	4,105
Cash and cash equivalents	900	3,164
Restricted cash	13,326	22,237
Accounts and notes receivable
Rents	904	937
Affiliates and joint ventures	6,013	6,195
Other	3,660	4,188
Investments in joint ventures, net	11,589	3,178
Goodwill	1,725	1,725
Intangible and other assets, net	14,128	13,816
	$ 735,303	$ 775,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 540,393	$ 551,964
Unsecured debt	105	105
Total indebtedness	540,498	552,069
Accounts payable and accrued expenses	25,325	21,863
Dividends payable	3,310	4,855
Resident security deposits	4,054	4,161
Funds held on behalf of managed properties
Affiliates and joint ventures	3,648	5,449
Other	1,785	1,761
Accrued interest	2,846	2,879
Commitments and contingencies (Note 12)	-	-
Operating partnership minority interest	2,972	10,591
Total liabilities	584,438	603,628

Shareholders' equity
Preferred shares, Class A cumulative, without
par value; 3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,473,576 and 19,421,406
outstanding at December 31, 2002 and 2001, respectively	2,300	2,300
Paid-in capital	279,039	279,023
Accumulated distributions in excess of accumulated net income	(154,798)	(132,844)
Accumulated other comprehensive loss	-	(45)
Less: Treasury shares, at cost, 3,522,187 and 3,574,358 shares
at December 31, 2002 and 2001, respectively	(31,926)	(32,688)
Total shareholders' equity	150,865	171,996
	$ 735,303	$ 775,624

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(In thousands, except per share amounts)	2002	2001	2000
Revenues
Rental	$ 137,028	$ 139,087	$ 140,457
Property management fees and reimbursements	17,504	20,592	18,695
Asset management fees	2,638	2,879	2,628
Asset acquisition fees	-	-	352
Painting services	1,642	2,196	1,530
Other	3,542	4,122	3,191
Total revenues	162,354	168,876	166,853
Expenses
Property operating and maintenance	65,752	63,544	62,198
Depreciation and amortization	34,431	33,878	33,901
Direct property management expenses	13,171	15,349	13,555
Painting services	1,792	2,099	1,559
General and administrative	12,657	13,156	14,327
Interest expense	40,765	42,244	43,853
Total expenses	168,568	170,270	169,393
(Loss) income before gain on disposition of properties and
land, net, equity in net (loss) income of joint ventures,
minority interest, income from discontinued operations and
extraordinary item	(6,214)	(1,394)	(2,540)
Gain on disposition of properties and land, net	227	7,047	7,512
Equity in net (loss) income of joint ventures	(1,627)	(328)	(164)
Minority interest in operating partnership	(324)	(478)	(400)
(Loss) income before income from discontinued operations and
extraordinary item	(7,938)	4,847	4,408
Income from discontinued operations:
Operating (loss) income	(167)	239	534
Gain on disposition of properties, net	9,660	-	-
Income from discontinued operations	9,493	239	534
Extraordinary item-early extinguishment of debt	(76)	(179)	-
Net income	1,479	4,907	4,942
Preferred share dividends	(5,485)	(5,484)	(5,484)
Net (loss) income applicable to common shares	$ (4,006)	$ (577)	$ (542)

Earnings per common share - basic:
(Loss) income applicable to common shares before income from
discontinued operations and extraordinary item	$ (.69)	$ (.03)	$ (.05)
Income from discontinued operations	.48	.01	.02
Extraordinary item	-	(.01)	-
Net (loss) income applicable to common shares	$ (.21)	$ (.03)	$ (.03)

Earnings per common share - diluted:
(Loss) income applicable to common shares before income from
discontinued operations and extraordinary item	$ (.69)	$ (.03)	$ (.05)
Income from discontinued operations	.48	.01	.02
Extraordinary item	-	(.01)	-
Net (loss) income applicable to common shares	$ (.21)	$ (.03)	$ (.03)

Dividends declared per common share	$ .92	$ 1.25	$ 1.25

Weighted average number of common shares
outstanding - Basic	19,343	19,415	19,733
- Diluted	19,343	19,415	19,733

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
		Class A				Distributions	Accumulated
		Cumulative	Common Shares	Total Paid-In Capital		in Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
	Total	Shares	stated value)	Capital	Compensation	Net Income	Loss	(at cost)
(In thousands, except share amounts)
Balance, December 31, 1999	$ 238,182	$ 56,250	$ 2,271	$ 278,316	$ (259)	$ (82,443)	$ (5)	(15,948)
Comprehensive income:
Net income	4,942	-	-	-	-	4,942	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $3	3	-	-	-	-	-	3	-
Total comprehensive income	4,945	-	-	-	-	4,942	3	-
Issuance of 6,333 common shares	2	-	1	1	-	-	-	-
Issuance of 216,911 common shares relating to the MIGRA merger contingent consideration	1,483	-	22	1,461	-	-	-	-
Issuance of 64,700 restricted common shares	-	-	7	524	(531)	-	-	-
Retired 8,900 restricted common shares	(23)	-	(1)	(96)	74	-	-	-
Amortization of unearned compensation	128	-	-	-	128	-	-	-
Purchase of 2,101,800 treasury shares	(17,760)	-	-	-	-	-	-	(17,760)
Common share dividends declared	(25,017)	-	-	-	-	(25,017)	-	-
Preferred share dividends declared	(5,484)	-	-	-	-	(5,484)	-	-
Balance, December 31, 2000	196,456	56,250	2,300	280,206	(588)	(108,002)	(2)	(33,708)
Comprehensive income:
Net income	4,907	-	-	-	-	4,907	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $2	2	-	-	-	-	-	2	-
Company's portion of the unrealized loss on a derivative instrument
held at a joint venture property	(45)	-	-	-	-	-	(45)	-
Total comprehensive income	4,864	-	-	-	-	4,907	(43)
Issuance of 778 common shares from treasury shares	8	-	-	(1)	-	-	-	9
Issuance of 2,000 common shares relating to exercise of options from treasury shares	19	-	-	(10)	-	-	-	29
Issuance of 82,133 restricted common shares from treasury shares	129	-	-	(385)	(584)	-	-	1,098
Amortization of unearned compensation	385	-	-	-	385	-	-	-
Purchase of 13,087 treasury shares	(116)	-	-	-	-	-	-	(116)
Common share dividends declared	(24,265)	-	-	-	-	(24,265)	-	-
Preferred share dividends declared	(5,484)	-	-	-	-	(5,484)	-	-
Balance, December 31, 2001	171,996	56,250	2,300	279,810	(787)	(132,844)	(45)	(32,688)
Comprehensive income:
Net income	1,479	-	-	-	-	1,479	-	-
Other comprehensive income:
Company's portion of the unrealized gain on a derivative instrument held at a joint
venture property	45	-	-	-	-	-	45	-
Total comprehensive income	1,524	-	-	-	-	1,479	45	-
Issuance of 1,112 common shares from treasury shares	10	-	-	(3)	-	-	-	13
Issuance of 55,669 common shares relating to exercise of options from treasury shares	438	-	-	(192)	-	-	-	630
Issuance of 36,985 restricted common shares from treasury shares	-	-	-	(58)	(368)	-	-	426
Forfeiture of 24,730 restricted shares to treasury	3	-	-	(108)	256	-	-	(145)
Amortization of unearned compensation	457	-	-	-	457	-	-	-
Purchase of 16,589 treasury shares	(162)	-	-	-	-	-	-	(162)
Other	-	-	-	32	-	(32)	-	-
Common share dividends declared	(17,916)	-	-	-	-	(17,916)	-	-
Preferred share dividends declared	(5,485)	-	-	-	-	(5,485)	-	-
Balance, December 31, 2002	$ 150,865	$ 56,250	$ 2,300	$ 279,481	$ (442)	$ (154,798)	$ -	$ (31,926)

The accompanying notes are an integral part

of these financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2002	2001	2000
Cash flow from operating activities:
Net income	$ 1,479	$ 4,907	$ 4,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,773	34,381	34,363
Loss on fixed asset replacements write-off	339	502	61
Minority interest in operating partnership	324	479	400
Loss on extinguishment of debt	76	179	-
Gain on disposition of properties and land, net	(9,887)	(7,047)	(8,502)
Loss on conveyance of Berkley Manor to joint venture partnership	-	-	990
Equity in net loss (income) of joint ventures	1,627	328	164
Earnings distributed from joint ventures	139	245	608
Net change in assets and liabilities
- Accounts and notes receivable	561	(768)	1,984
- Accounts and notes receivable from affiliates and joint ventures	182	6,261	(780)
- Accounts payable and accrued expenses	(304)	(2,209)	(1,657)
- Other operating assets and liabilities	119	(1,201)	1,305
- Restricted cash	1,732	(7,800)	(635)
- Funds held for non-owned managed properties	23	381	82
- Funds held for non-owned managed properties of affiliates and
joint ventures	(1,801)	(2,674)	(1,707)
Total adjustments	27,903	21,057	26,676
Net cash flow provided by operations	29,382	25,964	31,618
Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(16,234)	(14,250)	(29,318)
Net proceeds received from sale of properties and land	33,894	11,806	16,510
Contributions to joint ventures, net	(1,300)	(5,146)	(4,084)
Net cash flow provided by (used for) investing activities	16,360	(7,590)	(16,892)
Cash flow from financing activities:
Principal payments on secured debt	(31,053)	(11,788)	(6,728)
Proceeds from secured debt	11,089	18,100	9,800
Proceeds from interest rate swap termination fee	-	-	3,187
Principal payment on Senior and Medium-Term Notes	-	(604)	(8,543)
Lines of credit borrowings	58,600	43,100	42,764
Lines of credit repayments	(62,100)	(39,600)	(42,764)
Common share dividends paid	(19,462)	(19,409)	(25,017)
Preferred share dividends paid	(5,485)	(5,484)	(5,484)
Issue (purchase) of treasury shares - net	405	(91)	(17,760)
Net cash flow (used for) financing activities	(48,006)	(15,776)	(50,545)
Increase (decrease) in cash and cash equivalents	(2,264)	2,598	(35,819)
Cash and cash equivalents, beginning of year	3,164	566	36,385
Cash and cash equivalents, end of year	$ 900	$ 3,164	$ 566

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

The Company owns or manages 109 apartment communities in twelve states consisting of 25,174 units. The Company owns and holds ownership interests, either directly or through subsidiaries, in 79 of those apartment communities containing 18,313 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company has under construction and lease-up one joint venture apartment community consisting of approximately 288 units. The Company or one of its subsidiaries also manages or serves as asset manager for 30 communities, consisting of 6,861 units and five commercial properties containing in excess of 980,000 square feet which are owned by large pension funds, non profit organizations or affiliated third party owners.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies (which are taxed as a Taxable REIT Subsidiary ("TRS") under the RMA implemented in 1999), and an Operating Partnership structured as a DownREIT of which an aggregate 96.0% is owned by the Company. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. The DownREIT structure enabled the Company to acquire and operate two multifamily apartments in an operating partnership entity that is separate from other properties owned by the Company. In the DownREIT structure, the limited partners contributed the two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. The operating partnership units entitle the holder to exchange their partnership units at some future time for common shares in the Company or to redeem such partnership units for cash (at the Company's option). The Company is the general partner. Additionally, the common stock of all qualified REIT subsidiaries included in the Company's consolidated financial statements is 100% owned by the Company.

Investments in joint ventures, that are 50.0% or less owned by the Company, are presented using the equity method of accounting. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment. For additional information concerning the Company's activity in connection with its joint venture investments, reference is made to Note 9. Also, the Company has made certain agreements with its joint venture partners to guarantee certain capital improvements and/or debt obligations at various joint venture properties that may require the Company to incur fundings above its prorata share. These guarantees are detailed in Note 12.

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

The Company follows a practice of discontinuing the depreciation of assets specifically identified by management as held for sale. A valuation allowance is established for any asset so identified if in management's opinion, the net sales price less costs to sell of the asset is less than its net book value.

Impairment of Long-Lived Assets

Management reviews the carrying value of held for use real estate assets using estimated future cash flows, including estimated proceeds from disposition, whenever an event or change in circumstance indicates that the asset value may not be recoverable.

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

Intangible Assets

The Company currently has only one intangible asset which represents the allocated purchase price from the MIG Realty Advisors, Inc. ("MIGRA") merger associated with the acquired advisory, property management and mortgage servicing contracts obtained from the merger. The Company also has goodwill recorded associated with this transaction. Effective January 1, 2002, the Company reviews its intangible asset and goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") 142. SFAS 142 requires an annual review of intangibles and goodwill. Additionally, the Company analyzes its intangible asset and goodwill whenever there is an impairment indicator. The Company will continue to amortize its intangible asset on a straight-line basis over the original six year life, but effective January 1, 2002, in accordance with SFAS 142, goodwill is no longer being amortized. See Note 5 for additional information related to the intangible asset and goodwill.

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

Rent concessions, including free rent and leasing commissions paid to third parties, incurred in connection with residential property leases, are capitalized and amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenues.

Property Management

In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", effective January 1, 2002, the Company recharacterized as revenues certain reimbursements received for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. Previously, the Company netted reimbursements against the expenses. Effective January 1, 2002, the Company is reporting these reimbursements as revenues and the reimbursed expenditures as direct property management expenses as the Company is the primary obligor with respect to salaries and benefits relating to employees at these properties. The presentation for 2001 and 2000 has been recharacterized on the same basis. For the years ended December 31, 2002, 2001 and 2000, the reimbursements shown as revenues were equivalent to the expenses, which were $13.2 million, $15.3 million and $13.6 million, respectively.

Advertising Costs

The Company recognizes advertising costs as expense when incurred. The total amount charged to advertising expense for the years ended December 31, 2002, 2001 and 2000 was $2.9 million, $2.9 million and $2.6 million, respectively. There were no advertising costs reported as assets for the years ended December 31, 2002 and 2001.

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $442,000, $787,000 and $588,000 at December 31, 2002, 2001 and 2000, respectively. If the fair value method had been applied to the stock option grants, the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net income and earnings per share at December 31 would have been as follows:

(In thousands, except per share data)	2002	2001	2000

Net income	$ 1,479	$ 4,907	$ 4,942
Total stock compensation cost recognized	457	385	177
Total stock compensation cost had SFAS 123 been adopted	(751)	(765)	(462)
Proforma net income had SFAS 123 been adopted	$ 1,185	$ 4,527	$ 4,657

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (4,006)	$ (577)	$ (542)
Total stock compensation cost recognized	457	385	177
Total stock compensation cost had SFAS 123 been adopted	(751)	(765)	(462)
Pro forma net (loss) income had SFAS 123 been adopted	$ (4,300)	$ (957)	$ (827)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.21)	$ (.03)	$ (.03)
Total stock compensation cost recognized	.03	.02	.01
Total stock compensation cost had SFAS 123 been adopted	(.04)	(.04)	(.02)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.22)	$ (.05)	$ (.04)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.21)	$ (.03)	$ (.03)
Total stock compensation cost recognized	.03	.02	.01
Total stock compensation cost had SFAS 123 been adopted	(.04)	(.04)	(.02)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.22)	$ (.05)	$ (.04)

Operating Partnership Minority Interest

In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units"). The Company has the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $324,000, $478,000 and $400,000 to "Minority interest in operating partnership" in the Consolidated Statements of Income relating to the OP unitholders allocated share of net income for the years ended December 31, 2002, 2001 and 2000, respectively. There are 128,056 OP units remaining as of December 31, 2002.

The following table identifies the number of OP units redeemed, the cash paid to redeem the units, the recorded value of the units when issued and the difference between the cash paid and the recorded value which reduced the recorded amount of the underlying real estate (in thousands, except units redeemed):

			Recorded	Reduction
	Units		Value At	in Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate

2000	19,662	$ 144	$ 436	$ 292
2001	39,314	393	929	536
2002	335,000	3,100	7,600	4,500
	393,976	$ 3,637	$ 8,965	$ 5,328

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

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Effective January 1, 2001, the Service Companies have elected to be treated as Taxable REIT Subsidiaries. Taxes are provided for those Service Companies having net profits for both financial statements and income tax purposes. The 2002, 2001 and 2000 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $7.1 million, $7.2 million, and $7.6 million, respectively, and expire during the years 2009 to 2022.

The gross deferred tax assets were $4.3 million, $4.1 million and $3.7 million at December 31, 2002, 2001 and 2000, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $163,000, $517,000 and $349,000 at December 31, 2002, 2001 and 2000, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $4.1 million, $3.6 million and $3.4 million at December 31, 2002, 2001 and 2000, respectively. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

At December 31, 2002 and 2001, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $89.9 million and $55.2 million, respectively.

Reconciliation Between GAAP Net Income and Taxable Income

The following reconciles GAAP net income to taxable income:

(In thousands)	Year Ended December 31,
	2002	2001	2000
GAAP net income	$ 1,479	$ 4,907	$ 4,942
Add: GAAP net loss of Taxable REIT
Subsidiaries and minority interest in joint venture, net	1,069	1,076	4,234
GAAP net income from REIT operations (1)	2,548	5,983	9,176

Add: Book depreciation and amortization	34,395	33,833	33,724
Less: Tax depreciation and amortization	(26,203)	(27,005)	(27,549)
Book/tax differences on gains (losses) from
capital transactions	(2,606)	(2,782)	(7,201)
Other book/tax differences, net	(239)	(2,040)	1,739
Taxable income before adjustments	7,895	7,989	9,889
Less: Capital gains	(7,309)	(4,265)	(1,276)
Taxable income subject to dividend requirement	$ 586	$ 3,724	$ 8,613

(1) All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

(In thousands)	2002	2001	2000
Cash dividends paid	$ 24,947	$ 24,893	$ 30,501
Less: Portion designated capital gain distribution	(7,309)	(4,265)	(1,276)
Less: Return of Capital	(14,774)	(14,140)	(15,596)
Dividends paid deduction	$ 2,864	$ 6,488	$ 13,629

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2002, 2001 and 2000, as reported for income tax purposes, were as follows:

For the year ended December 31, 2002
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2002	$ .0161	$ .1910	$ .0234	$ .0195	$ .2500	$ .0234
05/1/2002	.0160	.1911	.0234	.0195	.2500	.0234
08/1/2002	.0161	.1910	.0234	.0195	.2500	.0234
11/1/2002	.0160	.1911	.0235	.0194	.2500	.0235
	$ .0642	$ .7642	$ .0937	$ .0779	$ 1.0000	$ .0937

For the year ended December 31, 2001
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2001	$ .0399	$ .1834	$ .0089	$ .0178	$ .2500	$ .0089
05/1/2001	.0399	.1833	.0089	.0179	.2500	.0089
08/1/2001	.0399	.1833	.0090	.0178	.2500	.0090
11/1/2001	.0400	.1833	.0089	.0178	.2500	.0089
	$ .1597	$ .7333	$ .0357	$ .0713	$1.0000	$ .0357

For the year ended December 31, 2000

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

02/1/2000	$ .1438	$ .2184	$ .0000	$ .0128	$ .3750
05/1/2000	.1438	.2184	.0000	.0128	.3750
08/1/2000	.0959	.1456	.0000	.0085	.2500
11/1/2000	.0959	.1456	.0000	.0085	.2500
	$ .4794	$ .7280	$ .0000	$ .0426	$ 1.2500

Preferred dividends of $5.5 million were paid for each of the years ended December 31, 2002, 2001 and 2000, of which $4.0 million, $2.2 million and $448,000 were designated as a capital gain dividend for the years ended December 31, 2002, 2001 and 2000, respectively.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its hedging strategy. Interest rate swaps designated as fair value hedges involve the payment of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the changes in fair value associated with existing fixed rate loans.

As of December 31, 2002, no derivatives were designated as cash flow hedges or hedges of net investment in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. At December 31, 2002, derivatives with a fair value of $1.4 million were included in other assets and secured debt. No hedge ineffectiveness on hedges was recognized during 2002.

The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $45,000 of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2002.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. Following is a summary of the Company's hedge agreement activity:

On April 19, 2002, the Company executed an interest rate swap with a notional amount of $14.0 million (which commenced on May 15, 2002) to hedge the fair market value of a fixed rate loan. The swap amortizes monthly in accordance with the amortization of the hedged loan and expires upon the maturity date of the loan. The Company recorded a credit to interest expense of $241,000 for the year ended December 31, 2002 with regards to this swap.

On May 14, 2002, the Company executed an interest rate swap with a notional amount of $17.2 million (which commenced on June 3, 2002) to hedge the fair market value of a fixed rate loan. The hedged loan requires interest only payments until maturity at which time the total $17.2 million is due. The swap does not amortize monthly and expires upon the maturity date of the loan. The Company recorded a credit to interest expense of $201,000 for the year ended December 31, 2002 with regards to this swap.

On February 25, 2000, the Company executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which are being amortized over the remaining terms of the related loans (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). The Company recorded a credit to interest expense of $476,000 during the years ended December 31, 2002 and 2001 with regards to the amortization of the termination payments. During the year ended December 31, 2000, the Company recorded a credit to interest expense of $331,000 with regards to the swaps.

Treasury Shares

The Company records the purchase of Treasury shares at cost. From time to time, the Company may reissue these shares. When the Company reissues the shares, the Company accounts for the issuance based on the "First in, first out" method.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which for the Company became effective January 1, 2002. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued effective with the adoption of this standard, January 1, 2002. The Company reviewed goodwill as of December 31, 2002, and determined that it was not impaired.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will be effective January 1, 2003. The Company currently believes that this statement does not apply to the Company.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company has adopted this Statement effective January 1, 2002. Gates Mills III, a 66.67% owned joint venture property sold on April 19, 2002, Americana Apartments sold on April 24, 2002, Jennings Commons, a 50-unit Affordable Housing Property sold on July 29, 2002, Bolton Estates, a 196-unit property sold on November 25, 2002 and the project located in Boynton Beach, Florida, which included land and a marina that was operational, are included in discontinued operations (See Note 2 for further information). Additionally, during 2002, the Company reviewed the intangible asset for impairment and recorded a write-down of $312,000 (see Note 5 for further information).

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. This statement will be effective for the Company's fiscal year ending December 31, 2003. With the rescission of SFAS No. 4, effective January 1, 2003, the Company will no longer record gains or losses from the early extinguishment of debt as extraordinary items but will record them as a component of the Company's continuing operations. Upon adoption, the Company will reclassify previously reported items to present them on the same basis. The Company currently believes that the impact of adopting the provisions of this Statement on the Company's financial position, results of operations and cash flows will not be material to the Company.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In Statement No. 146, the FASB concluded that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Statement No. 146 therefore requires that a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company currently believes that the impact of adopting the provisions of this Statement on the Company's financial position, results of operations and cash flows will not be material to the Company.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently believes that the impact of adopting the provisions of this Statement on the Company's financial position, results of operations and cash flows will not be material to the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FAS 123". This Statement amends FASB No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 148 on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities. The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has several joint venture arrangements where it is possible that they will be determined to be variable interest entities where the Company is considered to be a primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities where the Company is the primary beneficiary or may make additional disclosures related to its involvement with the entity. All of these joint ventures are included in the summarized financial information in Note 9.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

Development Activity

Construction in progress, including the cost of land for the development of multifamily properties, was $5.9 million and $10.3 million at December 31, 2002 and 2001, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $1.0 million, $1.4 million and $1.1 million during the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, two joint venture partnerships in which the Company is a 49.0% partner, completed the construction and commenced leasing the final 112 units of the scheduled 252 units at Berkley Manor (140 units were completed during 2001) and the final 455 units of the scheduled 535 units for Idlewylde-Phase II (80 units were completed during 2001). Physical occupancy on December 31, 2002, was 79.0% at Berkley Manor and 49.0% at Idlewylde-Phase II. In connection with the construction of Idlewylde-Phase II, the partnership obtained a construction loan for $30.0 million. This loan matures December 10, 2003, but has two one-year options to extend. As part of the loan agreement, the Company was required to guarantee the loan and any construction cost overruns. As guarantor, the Company has agreed to perform all obligations under the loan agreement that the partnership is unable to perform including, but not limited to, the payments of all amounts that may be due during the term of the loan. At December 31, 2002, the joint venture had real estate assets of $36.0 million and a mortgage payable of $24.0 million.

On May 8, 2002, the Company entered into a joint venture agreement to develop a 288-unit multifamily apartment community located in Orlando, Florida. The Company contributed the land of $1.3 million in exchange for a 24.0% interest in this joint venture. The Company had purchased this land in June 2001 for $2.1 million. The difference between the original purchase price and the partnership interest received of approximately $800,000 was paid to the Company in cash. In connection with the construction of this property, the Company has guaranteed the repayment of the $15.8 million construction loan.

Acquisition Activity

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see Dispositions below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earning process. See Note 9 for further information concerning this transaction. Prior to the exchange, financial results for Gates Mills III were consolidated. As a result, the operating results for Gates Mills III, included in "Income from discontinued operations", totaled $(3,000), $45,000 and $393,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Disposition Activity

On January 18, 2002, the Company completed the sale of Muirwood Village at London, a property located in Central Ohio. The property was sold for $4.0 million and the Company recorded a gain of $255,000.

In addition, during 2002, the Company sold the following four properties: Americana Apartments, Bolton Estates, Boynton Beach and Jennings Commons. The income from operations and the gain or loss from the sales of these properties are included in "Income from discontinued operations". Additionally, the income from operations for Gates Mills III, one of the properties relinquished in the joint venture exchange, is also included in "Income from discontinued operations", as stated above. It should be noted that included in the gain on disposition of properties, net, was a loss of $632,000 on the sale of the Boynton Beach property. This property was purchased in November 2000 as a 6.9 acre parcel of land for $5.2 million. The Company was developing this property as a multi-use property to include apartments, commercial building and a marina. The Company had recorded $3.4 million of costs in developing the property and had completed and was operating the marina. The Company's internal analysis indicated that the land and marina were not impaired based upon the Company's plan to continue the development of the property on its own or with a partner and retain it as an asset held for investment. In November 2002, the Company received an unsolicited offer to purchase the property for $8.0 million. The Company accepted the offer and completed the sale on December 31, 2002, resulting in the above reported loss. Interest expense included in "Income from discontinued operations" is limited to interest on debt that is to be assumed by the buyer or that is required to be repaid as a result of the sale of an asset included in discontinued operations. No allocation of interest expense to discontinued operations has been made for corporate debt that is not directly attributable to, or related to, other operations of the Company. The following chart summarizes the "Income from discontinued operations" for years December 31, 2002, 2001 and 2000, respectively.

	2002	2001	2000
(In thousands)
Total property revenues	$ 1,908	$ 3,592	$ 3,807
Total revenues	1,908	3,592	3,807

Property operating and maintenance expense	(1,253)	(1,964)	(1,908)
Real estate asset depreciation and amortization	(351)	(524)	(483)
Interest expense	(471)	(865)	(882)
Total expenses	(2,075)	(3,353)	(3,273)

Operating (loss) income	(167)	239	534
Gain on disposition of properties, net	9,660	-	-
Income from discontinued operations	$ 9,493	$ 239	$ 534

During 2001, the Company sold seven operating properties for net cash proceeds of $11.8 million and $25.3 million of mortgage indebtedness was assumed by the buyers. An aggregate gain of $7.0 million was recorded.

During 2000, the Company sold six operating properties for net cash proceeds of $16.5 million with the buyer assuming $7.1 million of debt on one property. These six sales resulted in a gain of $8.5 million. Additionally, the Company recorded a loss of $990,000 in connection with the contribution of a land parcel. The Company purchased the land at a price of $2,500,000 with the intention of developing the land. The Company had begun development and had incurred approximately $642,000 of pre-development costs that were capitalized. The Company's internal analysis indicated that the land was not impaired at this point based upon the Company's plan to develop and retain the property as an asset held for use. After development had begun, the Company made a business decision to enter into a partnership with an individual developer in the community in which the land was located. As part of the partnership agreement, the Company was required to contribute the land at an agreed upon value of $2,000,000. Additionally, the Company received credit for only $152,000 of the pre-development work. Although the Company believed that the land and capitalized costs were recoverable on a long term hold basis, the Company's transfer of this property into a joint venture resulted in an assigned value which indicated an impairment and accordingly, the Company recorded an impairment loss of $990,000. The Company retained a 49.0% partnership interest. Since the Company had believed that the land was stated on its books at a cost not in excess of the undiscounted cash flows expected to be received on a held and used basis, and since the value assigned in the partnership agreement was under negotiations until execution of the agreement, the Company did not believe that the land was impaired until an agreement was reached with the joint venture partner. The Company pursued the development of this project on its own as well as developing the project with a partner, therefore, the Company did not believe that an impairment existed prior to the culmination of the transaction.

3. PROPERTIES HELD FOR SALE

The Company generally classifies properties as "Properties held for sale" when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. At December 31, 2002, no properties were classified in the Consolidated Balance Sheets as "Properties held for sale." At December 31, 2001, the Company had contracts to sell one Market Rate Property and one Affordable Housing Property, which were presented in the Consolidated Balance Sheets as "Properties held for sale". The Market Rate Property was subsequently sold on January 18, 2002 (see Note 2 for further information). The contract on the Affordable Housing Property has been canceled and the property has been reclassified to "Real estate assets" as it is no longer considered "Property held for sale". In accordance with FAS 144, the Company returned this property to held for use at the carrying value which was substantially lower than the fair value at the time the contract was canceled and, accordingly, recorded the previously unrecognized depreciation of approximately $46,000.

4. RESTRICTED CASH

Restricted cash, some of which is required by HUD for certain government subsidized properties and others, which are required by the lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property. In addition, certain escrows are maintained in connection with mortgage servicing operations.

Restricted cash is comprised of the following:

	2002	2001
(In thousands)
Resident security deposits	$ 1,449	$ 1,746
Investor's escrow	276	382
Escrow and reserve funds for replacements
required by mortgages	11,601	20,109
	$ 13,326	$22,237

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

Debt securities owned with a maturity at date of purchase of greater than 18 months are classified as "held to maturity" and securities with a maturity at date of purchase less than 18 months are classified as "available for sale". Securities classified as held to maturity are measured at amortized cost. Securities classified as available for sale are measured at fair value. Adjustments to fair value of the securities available for sale, in the form of unrealized holding gains and losses, are excluded from earnings and reported net of tax, where applicable, as a separate component of comprehensive income. At December 31, 2002 and 2001, held to maturity securities included: treasury bills with a cost of $68,000 and $155,000 and a fair value of $70,000 and $158,000, respectively.

5. INTANGIBLE AND OTHER ASSETS

Intangible assets, deferred charges and prepaid expenses consist of the following:

(In thousands)	2002	2001

Intangible Asset	$ 5,405	$ 5,405
Deferred financing and leasing costs	12,706	13,692
Less: Accumulated amortization	(11,449)	(10,227)
	6,662	8,870
Prepaid expenses	5,689	4,284
Other assets	1,777	662
	$ 14,128	$ 13,816

Amortization expense for deferred finance and leasing costs was $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In June 1998, the Company merged with MIG Realty Advisors, Inc. and as a result, recorded goodwill and an intangible asset subject to amortization. The intangible asset, which is the only intangible asset currently recorded on the Company's books, represents asset advisory and property management contracts. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. The intangible asset and goodwill have been allocated fully to the Management and Service Operations Segment. Effective October 1, 2002, the advisory and management responsibilities for 11 properties owned by one of the Company's clients were transferred by the client to another advisor. In connection with this transfer, the Company wrote off the related asset and management portion of the intangible asset in the amount of $312,000 which represented the remaining unamortized value of the asset and management portion associated with this client. This write off is included in the "Depreciation and amortization" expense on the Company's Consolidated Statements of Income.

Information on the intangible asset is as follows:

	Intangible		Net Intangible
	Subject to	Deferred Tax	Asset Subject
(In thousands)	Amortization	Liability	to Amortization

Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (625)	$ 4,780
Less: Accumulated amortization	(4,511)	456	(4,055)
Less: Impairment write-down	(312)	-	(312)
Balance as of December 31, 2002	$ 582	$ (169)	$ 413

Estimated Amortization Expense:

For year ended December 31, 2003	$ 388	$ (100)	$ 288
For year ended December 31, 2004	$ 194	$ (69)	$ 125

Goodwill

The carrying amount of goodwill at December 31, 2002 was $1.7 million. In connection with the loss of advisory and management responsibilities for 11 properties, as described above, the Company reviewed its recorded amount of Goodwill for impairment. The Company used the discounted value of expected future cash flows to determine the fair value of the Goodwill. Based on its analysis, the Company determined that the Goodwill was not impaired. Therefore, there were no changes to the carrying amount of Goodwill during the year ended December 31, 2002.

Adoption of FAS 142

The following table presents what reported net (loss) income and earnings per share amounts would have been in all periods presented exclusive of amortization expense recognized in those periods related to Goodwill that is no longer being amortized.

	For the year ended December 31,
(In thousands except per share data)	2002	2001	2000

Net (loss) income applicable to common shares	$ (4,006)	$ (577)	$ (542)
Add back goodwill amortization	-	306	456
Adjusted net (loss) income applicable to common shares	$ (4,006)	$ (271)	$ (86)

Basic Earnings Per Share:
Net (loss) income applicable to common shares	$ (.21)	$ (.03)	$ (.03)
Goodwill amortization	-	.02	.02
Adjusted net (loss) income applicable to common shares	$ (.21)	$ (.01)	$ (.01)

Diluted Earnings Per Share:
Net (loss) income applicable to common shares	$ (.21)	$ (.03)	$ (.03)
Goodwill amortization	-	.02	.02
Adjusted net (loss) income applicable to common shares	$ (.21)	$ (.01)	$ (.01)

Basic weighted average shares outstanding	19,343	19,415	19,733
Diluted weighted average shares outstanding	19,343	19,415	19,733

6. GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2002, the Company recorded as general and administrative expense $686,000 in connection with the restructuring of the advisory business, including personnel severance costs and the consolidation of the accounting and reporting functions of 18 management personnel and other support personnel. As of December 31, 2002, this entire amount has been paid.

7. EXTRAORDINARY ITEMS AND OTHER CHARGES

The extraordinary item of $76,000 in 2002 represents a write-off of deferred costs related to the early extinguishment of a mortgage. The extraordinary item of $179,000 in 2001 represents a write off of deferred finance costs related to the refinancing, prior to maturity, of a mortgage loan. There were no extraordinary items in 2000.

8. DEBT

The Company's borrowings are represented by both secured and unsecured debt. Secured debt consists of the following:

(In thousands)	2002	2001

Conventional mortgage debt, maturing
at various dates to 2012	$ 532,807	$ 537,781
Lines of credit, maturing 2003	-	3,500
Federally insured mortgage debt, maturing
at various dates to 2022	7,586	10,683
	$ 540,393	$ 551,964

Real estate assets pledged as collateral for all mortgage debt had a net book value of $621.8 million and $706.6 million at December 31, 2002 and 2001, respectively.

Conventional Mortgage Debt

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% (3.40% at December 31, 2002).

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

Conventional mortgages payable are comprised of 53 loans at December 31, 2002 and 56 loans at December 31, 2001, each of which is collateralized by the respective real estate and resident leases. These nonrecourse, project specific loans accrue interest at a fixed rate. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.56%, and 7.77% at December 31, 2002 and 2001, respectively.

Federally Insured Mortgage Debt

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage. The Company incurred a prepayment penalty and wrote off unamortized costs totaling $76,000 in connection with this prepayment. The $76,000 is shown as "Extraordinary item - early extinguishment of debt" in the Company's financial statements.

Federally insured mortgage debt, which encumbered three of the properties at December 31, 2002 and four of the properties at December 31, 2001, is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments and mature at various dates through March 1, 2022. At December 31, 2002, two of the three federally insured mortgages have a fixed rate and the remaining mortgage ($1.6 million) has a variable rate. Interest rates on the HUD-insured indebtedness range from 3.76% to 7.50%. The weighted average interest rate of the federally insured mortgages was 6.50% and 6.62% at December 31, 2002 and 2001, respectively.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is also secured by a letter of credit which is renewed annually.

Medium-Term Notes Program

The Company had a Medium-Term Note (the "MTN") outstanding having an aggregate balance of $105,000 at December 31, 2002 and December 31, 2001. The MTN has a balance of $105,000, bears interest at 6.88% and matures in December 2004.

The Company's current MTN Program provides for the issuance, from time to time, of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 2002, there was $62.5 million of additional MTN borrowings available under the program.

Lines of Credit

The Company currently has two lines of credit. The first line of credit is a $20.0 million line secured by one of the Company's properties. Borrowings under this line are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 2.88% at December 31, 2002. There were no borrowings outstanding under this line of credit at December 31, 2002 and $3.5 million outstanding under this line at December 31, 2001.

The second line of credit is secured by two of the Company's properties. On April 19, 2002, the Company entered into an Amended and Restated Line of Credit Agreement, which extended the maturity of this line of credit from December 31, 2002 to December 31, 2003 and increased the maximum amount of such facility from $12.0 million to $14.0 million. This credit facility may also be utilized for derivative and letter of credit transactions; however, these transactions reduce the amount of borrowings otherwise available under the line of credit. As of December 31, 2002, letters of credit totaling $4.2 million (see Note 12 for further information) and a $1.6 million credit risk sublimit relative to derivative transactions limit the amount available under this line of credit to $8.2 million. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% or approximately 3.40% at December 31, 2002 at the Borrower's option. There were no borrowings outstanding under this line at December 31, 2002 or at December 31, 2001.

As of December 31, 2002, the scheduled principal payments of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows (in thousands):

2003	$ 6,181
2004	24,483
2005	32,302
2006	7,553
2007	83,747
Thereafter	386,232
$540,498

Cash paid for interest was $40.1 million, $41.8 million and $43.8 million for the years ended December 31, 2002, 2001and 2000, respectively.

9. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2002, the Company's interests in the joint venture partnerships were as follows:

Ownership

Highland House	50.00%
Lakeshore Village	50.00%
Idlewylde-Phase I	49.00%
Idlewylde-Phase II	49.00%
Berkley Manor	49.00%
Courtney Chase	24.00%

The following tables represent summarized financial information at 100% for all joint ventures in which the Company has been an investor during the years presented.

Balance sheet data
(In thousands)	2002	2001

Real estate, net	$ 91,046	$ 86,944
Other assets	2,077	4,357
	$ 93,123	$ 91,301

Amounts payable to the Company	$ 112	$ 256
Mortgages payable	68,852	95,811
Other liabilities	3,238	4,739
Equity/(accumulated deficit)	20,921	(9,505)
	$ 93,123	$ 91,301

Operating data
(In thousands)	2002	2001	2000

Rental revenues	$ 11,195	$ 20,157	$ 20,067
Other revenues	405	726	467
Operating and maintenance expenses	(8,310)	(14,528)	(13,347)
Depreciation and amortization	(3,150)	(2,554)	(2,196)
Interest expense	(3,616)	(4,844)	(5,708)
Net (loss) income	$ (3,476)	$ (1,043)	$ (717)

Equity in net (loss) income of joint ventures	$ (1,627)	$ (328)	$ (164)

The Company's net contributions were $1.2 million, $4.9 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues from property management fees charged to joint ventures aggregated $461,000, $896,000 and $891,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

The Company capitalizes interest costs in accordance with SFAS No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" related to its investment in certain joint venture properties during their construction period. The amount of capitalized interest was approximately $1.3 million and $790,000 at December 31, 2002 and December 31, 2001, respectively. This excess of the Company's investment over its equity in the underlying net assets of the joint ventures is included in "Investment in joint ventures, net," in the Company's Consolidated Balance Sheets, and will primarily be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 12). Rent subsidies of $732,000, $744,000 and $730,000 for the years ended December 31, 2002, 2001 and 2000, respectively, were received by the property.

Joint Venture Swap

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold, College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.33% ownership interest in Gates Mills Towers (757 units). This exchange was recorded on the Company's books as a non-monetary transaction in accordance with APB 29 "Accounting for Non-monetary Transactions". The assets exchanged were considered similar productive assets and there was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earning process. The historical costs were allocated to the properties based on relative fair value.

The following table reconciles the net asset value of the five properties involved in the exchange to the net asset value of the three properties of which the Company became the 100% owner after the exchange:

	Americana	College	Watergate
(In thousands)	Apartments	Towers	Apartments	Gates Mills III	Gates Mills Tower	Totals

Before the Exchange

Investments in joint
ventures, net	$ 1,229	$ 513	$ (5,690)	$ 254	$ (3,867)	$ (7,561)
Real estate assets, net	-	-	-	2,027	-	2,027
Other assets	-	-	-	7,791	-	7,791
Mortgage payable	-	-	-	(13,878)	-	(13,878)
Other liabilities	-	-	-	(300)	-	(300)
Total net assets
before exchange	$ 1,229	$ 513	$ (5,690)	$ (4,106)	$ (3,867)	$ (11,921)

After the Exchange

Real estate assets, net	$ 10,357	$ -	$ 7,516	$ -	$ -	$ 17,873
Other assets	633	52	238	-	-	923
Mortgage payable	(11,570)	-	(17,200)	-	-	(28,770)
Other liabilities	(637)	(385)	(925)	-	-	(1,947)
Total net assets
after exchange	$ (1,217)	$ (333)	$ (10,371)	$ -	$ -	$ (11,921)

10. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

Summarized affiliate and joint venture transaction activity was as follows:

(In thousands)	2002	2001	2000
Property management fee and other
miscellaneous service revenues
- affiliates	$ 1,586	$ 1,628	$ 1,860
- joint ventures	472	947	965
Painting service revenues
- affiliates	509	569	303
- joint ventures	285	1,005	264
Expenses incurred on behalf of and
reimbursed by (1) - affiliates	3,793	4,040	4,208
- joint ventures	1,408	3,161	3,010
Interest income - affiliates	119	199	264
Interest expense - affiliates	(60)	(123)	(176)
- joint ventures	(7)	(24)	(27)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and notes and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.2 million and $2.5 million at December 31, 2002 and 2001, respectively. Other miscellaneous payables due to affiliates and joint venture properties aggregated $0 and $109,000 at December 31, 2002 and 2001, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $63,000 and $420,000 at December 31, 2002, respectively, and $44,000 and $296,000 at December 31, 2001, respectively, and represents funds not yet repaid to the Company. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $3.3 million and $362,000 at December 31, 2002, respectively, and $3.8 million and $1.5 million at December 31, 2001.

Service Companies

On October 25, 2001, the Company purchased certain common stock interests in Service Companies that were owned by the Company's Chief Executive Officer for an aggregate purchase price of $64,000, which represented the estimated value at the date of purchase. At December 31, 2002, the Company owns 100% of these Service Companies.

Notes Receivable

At December 31, 2002 and December 31, 2001, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.4 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the years ended December 31, 2002 and 2001, the interest rates charged on these notes were approximately 3.5% and 5.8%, respectively. The Company recognized interest income of $119,000, $199,000 and $263,000 for the years ended December 31, 2002, 2001 and 2000, respectively, relating to these notes. On February 27, 2002, the Company's Board of Directors extended the maturity date for these two notes from May 1, 2002 to May 1, 2005.

Professional Services Agreement

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. The Company has paid Gelber $28,000 as of December 31, 2002.

11. NOTEHOLDER INTEREST

The Company acquired a Noteholder Interest in connection with its IPO in 1993 in which one of the principals of the Company has a general partnership interest. The Note was placed on the Company's books at a value of zero. Therefore, the Company has not recorded any interest income as the noteholder. Additionally, should the Company foreclose on the Note, there would be no effect on the Company's books as the Note has a zero value. The Company is effectively entitled to all cash flow from the property by virtue of its Noteholder Interest. The Company placed the property on its books as a result of having full economical benefit and control of the property operations. Summarized financial information for this property is as follows:

(In thousands)	2002	2001
Real estate, net	$ 1,708	$ 1,678
Other assets	242	382
	$ 1,950	$ 2,060

Mortgage notes payable	$ 3,076	$ 3,540
Other liabilities	955	771
Accumulated deficit	(2,081)	(2,251)
	$ 1,950	$ 2,060

(In thousands)	2002	2001	2000
Rental and other revenue	$ 2,382	$ 2,112	$ 2,141
Property operating and
maintenance expenses	(1,722)	(1,556)	(1,425)
Depreciation and amortization	(234)	(287)	(254)
Interest expense	(257)	(273)	(289)
Net income (loss)	$ 169	$ (4)	$ 173

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows (in thousands):

2003	$ 1,027
2004	962
2005	513
2006	241
2007	109
Thereafter	79
$ 2,931

The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $350,000 and accumulated depreciation of $257,000 at December 31, 2002. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases for each of the next five years and thereafter, are as follows (in thousands):

	Capital	Operating

2003	$ 22	$ 235
2004	22	225
2005	21	187
2006	9	101
2007	-	101
Thereafter	-	3,791
	74	$ 4,640
Less interest	(13)
	$ 61

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the financial statements and expire at various dates from 2021 to 2086. Total revenues derived from such properties were $10.1 million, $10.3 million and $10.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $615,000 and $717,000 at December 31, 2002 and 2001, respectively. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2002, 2001 and 2000.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. At December 31, 2002 and 2001, the net book value of this property was $1.2 million and $1.3 million, respectively. The property generated revenues and net income of $943,000 and $378,000 for 2002, $958,000 and $449,000 for 2001 and $950,000 and $435,000 for 2000.

Gas Supply Contract

In 2002, the Company entered into a contract to purchase gas at 34 properties, which are either owned or managed, in Northeast Ohio. The contract term is twelve months commencing July 1, 2002, and provides for the delivery of specified quantities of gas by month. The quantities are based upon historical usage. The Company can fix the price of the gas at any time for any period in advance of delivery. Regardless of whether the price is fixed in advance or whether it is determined in the month of delivery, the price will be determined based on the market rates (NYMEX) of gas, plus a margin. Should the Company not be able to use the amounts of gas specified in the contract, the counterparty to the contract could attempt to sell the unused gas. If such efforts were unsuccessful, the Company would be required to pay for the unused gas. The commitment for the specified minimum quantities to be purchased is considered to be a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. However, this derivative qualifies as a normal purchase and sale under SFAS No. 133 as it was probable at inception and it is expected throughout the term of the contract that the contract will result in physical delivery. Therefore, this contract has not been recognized at fair value in the accompanying financial statements.

Guarantees

In connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Furthermore, the Company has guaranteed construction cost overruns and the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003, but has two one-year options to extend that are conditional upon the satisfaction of various conditions and requirements. The Company has recorded no liability in relation to this guarantee at December 31, 2002. The Company has also guaranteed the payment of the $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida, which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years conditional upon the satisfaction of various conditions and requirements. The Company has recorded no liability in relation to this guarantee at December 31, 2002. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252 unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner. The Company has recorded no liability in relation to this guarantee at December 31, 2002.

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

The rent subsidy program provides that HUD will make monthly housing assistance payments to a Company subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable Company subsidiary. Such contracts have scheduled expiration dates between June 2003 and November 2019. HUD may abate subsidy payments if the applicable Company subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Federal rent subsidies recognized in income were $6.6 million, $6.8 million and $6.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. As discussed in Note 8, certain obligations are insured by federal mortgage insurance programs.

Pending Litigation

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages of $1.6 million in performing the work because of the owner's breach of the construction contract. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that included persons who were officers and directors of the Company, which group could have a material interest adverse to the Company because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. In December 2002, pursuant to a motion to dismiss filed by the Company and the other defendants, the court dismissed all of the plaintiff's claims except the claim for conversion. The Company believes it has meritorious defenses to the remaining claim and intends to vigorously defend this claim, but cannot predict the final outcome of this dispute.

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

Mortgages and notes payable with an aggregate carrying value of $540.5 million and $552.1 million at December 31, 2002 and 2001, respectively, have an estimated aggregate fair value of approximately $642.5 million and $568.1 million, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. See Note 1 for further information concerning derivative instruments and hedging activities.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

(In thousands)	2002	2001	2000
Issuance of common shares in connection with the MIGRA merger
including the second and third issuance dates	$ -	$ -	$ 1,483
Assumption of mortgage debt in connection with the acquisition
of properties	-	-	1,545
Dividends declared but not paid	3,310	4,855	-
Contributions of land to joint venture, net of loss on conveyance	1,250	-	6,755
Adjustment for purchase of minority interest	4,500	536	292
Assumption of debt by purchaser of property	4,560	25,316	7,086
Assumption of debt in connection with the joint venture transaction	28,770	-	-
Relinquishment of debt in connection with the joint venture transaction	13,878	-	-

15. COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

The Company's Board of Directors had authorized the repurchase of up to five million of the Company's common shares to be repurchased by the Company at market prices. At December 31, 2002, 3,522,187 shares had been repurchased at an aggregate cost of approximately $31.9 million. At December 31, 2001, 3,574,358 shares had been repurchased at an aggregate cost of approximately $32.7 million. The decline in Treasury Shares from 2001 to 2002 was due to the reissuance of shares from treasury shares under various share programs of the Company (See Note 17). The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. The Board's previous authorization to repurchase common shares has expired during 2002 and no authorization is currently in effect.

Preferred Shares

At December 31, 2002, 225,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares were not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at December 31, 2002 or 2001.

Shareholder Rights Plan

In January 1999, the Company adopted a Shareholder Rights Plan. To implement the Plan, the Board of Directors declared a distribution of one Right for each of the Company's outstanding common shares. Each Right entitles the holder to purchase from the Company 1/1,000th of a Class B Series I Cumulative Preferred Share (a "Preferred Share") at a purchase price of $40 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one common share. The Rights will expire on January 6, 2009, unless redeemed by the Company as described below.

The Rights are not currently exercisable and trade with the Company's common shares. The Rights will become exercisable if a person or group becomes the beneficial owner of, or announces an offer to acquire 15.0% or more of the Company's then outstanding common shares.

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

16. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128.

There were 2.4 million, 3.2 million and 1.8 million options to purchase common shares outstanding at December 31, 2002, 2001 and 2000, respectively. None of the options were included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss available to common shares before discontinued operations and extraordinary income.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS for certain periods because the Company plans to settle these OP units in cash.

17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a defined contribution retirement plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute between 1.0% and 15.0% of their gross wages. The Company matches such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% (maximum employer contribution was 50.0% up to a maximum participant's contribution of 6.0% from February 1, 2001 through April 30, 2002, and 25.0% up to a maximum participant's contribution of 6.0% prior to February 1, 2001). The Company recorded expense in relation to this plan, of approximately $205,000, $271,000 and $118,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company offers long-term disability and medical, dental and life insurance benefits to employees.

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

SFAS No. 123

A summary of the status of the Company's stock options granted as of December 31, 2002, 2001 and 2000 and the changes during the year ended on these dates is presented below:

	2002		2001		2000
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	3,201,042	$12.66	1,782,276	$15.86	1,446,076	$19.03
Granted	42,500	10.19	1,441,000	8.73	586,400	8.31
Exercised	55,669	7.87	2,000	7.19	-	-
Canceled	834,099	10.52	20,234	16.11	250,200	16.52
Outstanding at end of year	2,353,774	13.48	3,201,042	12.66	1,782,276	15.86
Exercisable at end of year	1,305,582	17.01	1,043,024	18.35	690,993	21.23
Weighted average fair value of all options granted	$ 0.74		$ 0.56		$ 0.45

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following assumptions:

	2002	2001	2000

Risk free interest rate or range	3.4%	4.9%	5.5%
Dividend yield or range	10.07%	10.89%	12.41%
Expected life or range	6.61 years	7.57 years	7.48 years
Expected volatility or range	31.72%	26.71%	27.62%

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding at	Exercise	Remaining	Exercisable at	Exercise
Prices	December 31, 2002	Prices	Contract Life	December 31, 2002	Price

$7.00 to $8.70	1,315,332	$ 8.45	7.1	444,460	$ 8.11
$9.00 to $12.50	301,467	11.37	7.0	124,147	11.37
$20.25 to $24.10	736,975	23.32	3.1	736,975	23.32
$7.00 to $24.10	2,353,774	$ 13.48	5.8	1,305,582	$ 17.01

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

Prior to January 1 of the EDCP year, any executive officer of the Company may elect to defer all or a portion of their eligible compensation (base salary and bonus) and such amount will be credited to a deferral account maintained on behalf of the executive. Amounts credited to the deferral account are converted to "share units" and represent deferred share awards under the Company's Equity-Based Incentive Compensation Plan. The deferral account is vested at all times. At December 31, 2002 and 2001, there were no deferred amounts.

Executive Compensation and Employment Agreements

The Company has a three year employment agreement with the Chairman, President and Chief Executive Officer. This agreement, dated January 1, 1996, is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate by giving one year's prior written notice. Additionally, the Company has severance arrangements with certain other executive officers.

Supplemental Executive Retirement Plan

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

	Supplemental Executive Retirement Plan Benefit
	for the year ending December 31,
(In thousands)	2002	2001	2000

Balance at beginning of period	$ 755	$ 576	$ 444
Service cost	81	144	105
Forfeiture of prior period service cost	(122)	-	-
Interest cost	64	35	27
Balance at end of period	$ 778	$ 755	$ 576

Annual Incentive Plan

Annual incentives emphasize pay for performance and serves as a key means of driving current objectives and priorities. Executives are rewarded for increases in the Company's short-term financial performance and achievement of established corporate objectives. In 2002, annual incentive opportunities for both the CEO and COO were 100 percent linked to a Funds From Operations ("FFO") benchmark, as defined. Annual incentive opportunities for the remaining executive officers were linked 50 percent to a FFO benchmark and 50 percent to financial and operational goals established for each individual. If performance under the financial portion of the plan exceeds the benchmark, the participant's award is subject to a multiplier of up to one and one-half times the established award opportunity. Payment of the incentive compensation earned under the Annual Incentive Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the Executive Compensation Committee of the Board of Directors. The Company recognized expense, primarily amortization of restricted shares issued in prior years which have not yet vested, of $201,000, $477,000 and $285,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no incentives earned for the period ended December 31, 2002.

Long-Term Plan

Participants in the Long-Term Plan, a long-term incentive compensation plan, will earn incentive compensation over a three year period (the "Plan Period") based on specific levels of FFO per share, as defined, that are established at the outset of the Plan Period. Payment of the incentive compensation earned under the Long-Term Plan may be made in cash, restricted shares of the Company's common shares or a combination thereof as determined by the Executive Compensation Committee of the Board of Directors. At December 31, 2001, the anniversary of the second three-year period, no amounts were earned under this Plan and accordingly, there were no charges reflected on the Consolidated Statements of Income. Additionally, the Company is evaluating the plan components and the setting of benchmarks for a future plan cycle. There were no amounts earned in connection with the Long-Term Plan for the year ended December 31, 2002.

19. SEGMENT REPORTING

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

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies." The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting service companies' expense, which is included within the general and administrative expenses in the Consolidated Statements of Income, direct property management expenses and painting service expenses from total revenues for the Management and Service Operations segment. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the years ended December 31, 2002, 2001 and 2000 is as follows:

	For the year ended December 31, 2002
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 8,961	$ 121,869	$ 9,336	$ 30,562	$ 170,728
Elimination of intersegment revenues	-	(231)	(12)	(8,131)	(8,374)
Consolidated revenues	8,961	121,638	9,324	22,431	162,354

Equity in net (loss) income of joint ventures	(1,169)	(434)	(24)	-	(1,627)

*NOI	4,192	64,887	5,092	1,691	75,862

Total assets	37,446	657,113	9,673	31,071	735,303

	For the year ended December 31, 2001
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 7,974	$ 124,923	$ 9,482	$ 39,759	$ 182,138
Elimination of intersegment revenues	-	(298)	(77)	(12,887)	(13,262)
Consolidated revenues	7,974	124,625	9,405	26,872	168,876

Equity in net (loss) income of joint ventures	(29)	(286)	(13)	-	(328)

*NOI	3,987	69,130	5,343	3,144	81,604

Total assets	52,619	683,180	10,683	29,142	775,624

	For the year ended December 31, 2000
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 12,139	$ 120,900	$ 9,581	$ 38,232	$ 180,852
Elimination of intersegment revenues	(2)	(355)	(215)	(13,427)	(13,999)
Consolidated revenues	12,137	120,545	9,366	24,805	166,853

Equity in net income (loss) of joint ventures	2	(136)	(30)	-	(164)

*NOI	6,620	67,764	5,465	3,214	83,063

Total assets	69,090	703,884	11,286	35,299	819,559

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the years ended December 31, 2002, 2001 and 2000 is as follows:

(In thousands)	2002	2001	2000

Total NOI for reporting segments	$ 75,862	$ 81,604	$ 83,063
Depreciation and amortization	(34,431)	(33,878)	(33,901)
General and administrative expense (excluding service companies expense)	(6,880)	(6,876)	(7,849)
Interest expense	(40,765)	(42,244)	(43,853)
Gain on disposition of properties and land, net	227	7,047	7,512
Equity in net (loss) income of joint ventures	(1,627)	(328)	(164)
Minority Interest in operating partnership	(324)	(478)	(400)
Discontinued operations:
Operating (loss) income	(167)	239	534
Gain on disposition of properties	9,660	-	-
Extraordinary item	(76)	(179)	-
Consolidated net income	$ 1,479	$ 4,907	$ 4,942

20. SUBSEQUENT EVENTS

Dividends Declared

On December 17, 2002, the Company declared a quarterly dividend of $0.17 per common share, which was paid on February 1, 2003 to shareholders of record on January 15, 2003.

21. EVENTS SUBSEQUENT TO INDEPENDENT ACCOUNTANTS REPORT

Dividends Declared

On February 13, 2003, the Company declared a quarterly dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares which will be paid on March 17, 2003 to shareholders of record on March 3, 2003.

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2002
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues as reported in Form 10-Q's	$ 41,043	$ 42,089	$ 41,885
Revenues of sold properties transferred to discontinued operations	(905)	(389)	(282)
Revenues	40,138	41,700	41,603	$ 38,913
(Loss) income before extraordinary item	(1,166)	6,647	(2,060)	(1,866)
Net (loss) income	(1,166)	6,571	(2,060)	(1,866)
Basic earnings per share before extraordinary item	(0.06)	0.34	(0.11)	(0.10)
Diluted earnings per share before extraordinary item	(0.06)	0.34	(0.11)	(0.10)

	2001
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues as reported in Form 10-Q's	$ 43,468	$ 43,297	$ 42,492
Revenues of sold properties transferred to discontinued operations	(920)	(393)	(292)
Revenues	42,548	42,904	42,200	$ 41,224
(Loss) income before extraordinary item	(588)	3,009	2,406	260
Net (loss) income	(588)	3,009	2,406	81
Basic earnings per share before extraordinary item	(0.03)	0.15	0.12	0.01
Diluted earnings per share before extraordinary item	(0.03)	0.15	0.12	0.01

ASSOCIATED ESTATES REALTY CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 124	$ 1,343	$ -	$(1,301)(a)	$ 166
Valuation allowance - deferred
tax asset	3,615	508(b)	-	-	4,123

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	197	1,490	-	(1,563)(a)	124
Valuation allowance - deferred
tax asset	3,396	219(b)	-	-	3,615

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	226	1,366	-	(1,395)(a)	197
Valuation allowance - deferred
tax asset	1,737	1,659(b)	-	-	3,396

(a) Uncollectible amounts written off.

(b) Adjustment to the Valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

S-2 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$15,859	$2,357	$22,146	$262	$2,357	$22,408	$24,765	$3,692	$21,073	5-30	September, 1995
Bay Club	3,279	129	3,622	208	129	3,830	3,959	1,825	2,134	5-30	December, 1990
College Towers	-	-	75	-	-	75	75	6	69		April, 2002
Country Club Apartments	11,772	2,772	12,192	458	2,772	12,650	15,422	2,139	13,283	5-30	February, 1998
Ellet	-	-	2,175	424	-	2,598	2,598	1,983	615	30	January, 1978
Gates Mills Club	-	65	3,111	423	67	3,532	3,599	3,194	405	5-30	December, 1980
Hawthorne Hills Apartments	2,584	370	2,719	108	370	2,827	3,197	622	2,575	5-30	May, 1997
Hillwood I	-	-	1,448	464	-	1,912	1,912	1,544	368	5-30	June, 1976
KTC Properties	19,098	2,724	17,522	1,380	2,724	18,902	21,626	4,651	16,975	5-30	September, 1995
Mallard's Crossing	2,523	941	8,499	1,034	941	9,533	10,474	2,573	7,901	5-30	February, 1995
Portage Towers (3)	-	388	5,609	3,041	524	8,514	9,038	6,486	2,552	6-40	May, 1973
Puritas Place	-	175	2,698	599	174	3,297	3,471	2,239	1,232	5-30	October, 1981
Riverview Towers	-	-	2,300	500	-	2,800	2,800	2,048	752	30	October, 1979
Shaker Park Gardens	-	277	3,012	847	277	3,860	4,137	3,304	833	15-17	May, 1964
State Road	-	-	1,185	237	-	1,422	1,422	1,177	245	5-30	September, 1977
Statesman II	-	223	1,633	226	223	1,858	2,081	1,742	339	5-30	May, 1987
Sutliff II	-	-	3,277	646	-	3,923	3,923	3,263	660	5-30	December, 1979
Tallmadge Acres	-	236	4,644	985	270	5,594	5,864	4,423	1,441	6-40	June, 1981
The Oaks	1,581	170	2,242	134	170	2,375	2,545	1,370	1,175	5-30	June, 1985
The Triangle	16,305	-	20,579	2,096	-	22,675	22,675	10,968	11,707	5-30	March, 1989
Twinsburg	-	-	2,834	477	-	3,311	3,311	2,486	825	5-30	July, 1979
Vantage Villa	4,636	566	4,598	362	566	4,960	5,526	1,225	4,301	5-30	October, 1995
Village at Avon	14,798	2,145	21,893	1,825	2,145	23,718	25,863	2,435	23,428	5-30	June, 1998
Village Towers	-	-	2,442	506	-	2,948	2,948	2,201	747	30	October, 1979
Watergate	17,777	6,919	316	448	762	6,921	7,683	164	7,519		April, 2002
West High	-	-	2,715	469	-	3,183	3,183	2,885	298	5-15	December, 1981
Westchester Townhouses	5,934	693	5,686	327	693	6,012	6,705	3,484	3,221	5-30	November, 1989
Western Reserve Village	5,309	691	6,908	47	691	6,955	7,646	1,151	6,495	5-30	August, 1996
Westlake Investment	-	36	324	741	-	1,101	1,101	1,021	80	15-30	October, 1985
Williamsburg at Greenwood Village	9,847	844	12,930	1,609	844	14,539	15,383	4,354	11,029	5-30	February, 1994
Winchester (2)	3,316	300	5,133	2,411	344	7,499	7,844	6,233	1,611	5-30	March, 1972
Winchester II (3)	-	352	8,296	1,603	373	9,878	10,250	7,916	2,334	6-40	March, 1979

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
Arrowhead Station	3,963	478	4,216	459	478	4,675	5,153	1,275	3,878	5-30	March, 1995
Bedford Commons	5,699	929	5,964	287	929	6,251	7,180	1,722	5,458	5-30	December, 1994
Bradford at Easton	13,775	2,033	16,303	487	2,033	16,789	18,823	3,183	15,640	5-30	October, 1995
Residence at Christopher Wren	10,244	1,560	13,754	1,771	1,560	15,524	17,085	4,489	12,596	5-30	March, 1994
Colony Bay East	3,287	714	4,953	256	714	5,209	5,923	1,368	4,555	5-30	February, 1995
Heathermoor	9,316	1,796	9,087	1,123	1,796	10,210	12,007	2,980	9,027	5-30	August, 1994
Kensington Grove	3,482	533	4,600	173	533	4,773	5,306	1,208	4,098	5-30	July, 1995
Lake Forest	6,069	840	6,135	350	840	6,485	7,325	1,865	5,460	5-30	July, 1994
Muirwood Village at Bennell	3,973	790	4,657	279	790	4,936	5,726	1,468	4,258	5-30	March, 1994
Oak Bend Commons Apartments	4,168	733	5,029	130	733	5,159	5,891	980	4,911	5-30	May, 1997
Pendleton Lakes East	7,335	1,314	8,027	681	1,314	8,708	10,022	2,472	7,550	5-30	March, 1994
Perimeter Lakes	6,201	1,269	8,778	353	1,265	9,135	10,400	1,995	8,405	5-30	Sept, 1996
Saw Mill Village	12,112	2,548	17,261	1,034	2,548	18,296	20,844	3,631	17,213	5-30	April, 1997
Sterling Park	3,195	646	3,919	191	646	4,110	4,756	1,184	3,572	5-30	August, 1994
Residence at Turnberry	8,769	869	11,567	3,096	869	14,664	15,532	4,049	11,483	5-30	March, 1994

SOUTHERN OHIO
Remington Place	6,739	1,645	10,095	447	1,645	10,542	12,187	2,162	10,025	5-30	April, 1997

MICHIGAN
Arbor Landings	18,285	1,129	10,403	8,527	1,682	18,378	20,060	3,489	16,571	5-30	January, 1995
Aspen Lakes Apartments	2,688	340	5,501	312	340	5,813	6,152	1,307	4,845	5-30	September, 1996
Central Park Place	6,976	1,013	7,363	542	1,013	7,905	8,918	2,180	6,738	5-30	December, 1994
Country Place Apartments	4,313	768	4,181	235	768	4,416	5,184	1,147	4,037	5-30	June, 1995
Clinton Place Apartments	9,213	1,219	9,506	367	1,219	9,873	11,092	1,790	9,302	5-30	August, 1997
Georgetown Park Apartments	20,353	1,778	12,141	12,136	2,128	23,927	26,055	5,331	20,724	5-30	December, 1994
Oaks and Woods at Hampton	28,273	3,026	27,204	1,849	3,026	29,054	32,080	7,254	24,826	5-30	August, 1995
The Landings at the Preserve	7,097	815	7,190	296	815	7,485	8,300	1,858	6,442	5-30	September, 1995
Spring Brook Apartments	4,777	610	5,308	187	610	5,495	6,105	1,221	4,884	5-30	June, 1996
Spring Valley Apartments	11,625	1,433	13,462	520	1,433	13,982	15,415	2,471	12,944	5-30	October, 1997
Summer Ridge	9,598	1,251	11,194	380	1,251	11,574	12,825	2,701	10,124	5-30	April, 1996

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA
Cypress Shores	12,961	2,769	16,573	306	2,769	16,879	19,648	2,861	16,787	5-30	February, 1998
Windsor Pines	22,093	4,834	28,851	303	4,834	29,154	33,987	4,202	29,785	5-30	October, 1998
Kirkman (4)	-	3,222	46,044	(3,967)	3,222	42,077	45,299	5,265	40,034	5-30	February, 1996

GEORGIA
The Falls	17,815	5,403	23,481	1,472	5,403	24,953	30,356	4,316	26,040	5-30	February, 1998
Morgan Place	9,034	3,292	9,159	353	3,292	9,512	12,804	1,478	11,326	5-30	July, 1998

MARYLAND
Reflections	10,203	1,807	12,483	540	1,807	13,022	14,829	2,151	12,678	5-30	February, 1998
Annen Woods	7,470	1,389	9,072	678	1,389	9,750	11,139	1,610	9,529	5-30	July, 1998
Hampton Pointe	17,926	3,394	21,707	1,551	3,394	23,259	26,653	3,807	22,846	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	13,114	1,551	16,458	446	1,551	16,905	18,456	2,650	15,806	5-30	July, 1998

TEXAS
Fleetwood	4,760	997	5,720	220	997	5,939	6,936	946	5,990	5-30	July, 1998

ARIZONA
20th and Campbell	10,366	3,192	10,193	298	3,192	10,491	13,683	1,664	12,019	5-30	July, 1998

INDIANA
The Gables at White River	8,748	1,064	11,645	253	1,064	11,899	12,963	2,393	10,570	5-30	February, 1997
Waterstone Apartments	16,581	1,508	22,861	344	1,508	23,205	24,714	4,163	20,551	5-30	August, 1997
Steeplechase	7,768	2,261	16,257	299	2,261	16,556	18,817	2,445	16,372	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	15,411	2,146	19,159	1,255	2,146	20,414	22,560	4,775	17,785	5-30	March, 1996

LAND HELD FOR DEVELOPMENT
NORTHERN OHIO
Westlake Investment	-	523	-	(494)	30	-	30	-	30	-	October, 1985

CENTRAL OHIO
Wyndemere	-	200	-	(200)	-	-	-	-	-	-	March, 1997

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

FLORIDA

MICHIGAN
Aspen Lakes Apts.	-	402	-	(402)	-	-	-	-	-	-	September, 1996
The Landings at the Preserve	-	266	-	-	266	-	266	-	266	-	September, 1995
	$540,393	$95,672	$712,224	64,620	89,519	782,993	872,512	206,310	666,202

Management Service Companies				4,798	721	4,059	4,780	1,209	3,571	10-30	November, 1993
Land, Building & Improvements				$69,418	$90,240	$787,052	877,292	207,519	669,773
FURNITURE, FIXTURE & EQUIPMENT							33,248	25,831	7,417
Construction in progress							5,868	-	5,868
GRAND TOTALS							$916,408	$233,350	$683,058

(1) Encumbrances include mortgage debt, deferred liability and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

(3) These two properties secure a $14.0 million line of credit. There were no borrowings outstanding at December 31, 2002.

(4) This property secures a $20.0 million line of credit. There were no borrowings outstanding at December 31, 2002.

S-6 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES
INVESTMENTS IN WHICH
AERC HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO

Highland House	-	54	210	7	54	217	271	223	48	5-30	June, 1964
Lakeshore Village	3,872	482	3,862	256	482	4,118	4,600	2,748	1,852	3-30	October, 1982
	3,872	536	4,072	263	536	4,335	4,871	2,971	1,900

INVESTMENTS IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde - Phase I	17,071	3,701	19,631	7	3,701	19,638	23,339	1,699	21,640	5-30	May, 2000
Idlewylde - Phase II	23,998	4,603	-	4	4,603	4	4,607	745	3,862	5-30	October, 1998

PENNSYLVANIA
Berkley Manor	19,405	2,123	-	18,196	2,123	18,196	20,319	1,013	19,306	5-30	November, 1999
	60,474	10,427	19,631	18,207	10,427	37,838	48,265	3,457	44,808

Land, Building and Improvements	$36,553	$10,963	$23,703	$18,470	$10,963	$42,173	53,136	6,428	46,708
Furniture, Fixtures and Equipment							1,216	639	577
Construction in Progress (5)	4,506						43,761	-	43,761
							$98,113	$ 7,067	$91,046
JOINT VENTURE GRAND TOTAL	$68,852

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

(5) Primarily includes costs of construction for a 288 unit resident complex being developed in Orlando, Florida. The Company is a 24% partner in this investment.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

The Aggregate Cost for Federal Income Tax purposes was approximately $905.2 million and $904.9 million at December 31, 2002 and 2001, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

(In thousands)	2002	2001

Balance, beginning of period	$ 932,308	$ 963,459
Disposal of fixed assets	(45,484)	(43,936)
New acquisition properties	17,873	2,145
Improvements (A)	11,711	10,640
Balance, end of period	$ 916,408	$ 932,308

(A) Includes a reduction of $4.5 million in 2002 and $536,000 in 2001 related to the redemption of Operating Partnership Units. See Note 1 of the Notes to the Financial Statements.

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

(In thousands)	2002	2001

Balance, beginning of period	$ 212,124	$ 193,431
Disposal of fixed assets	(12,852)	(14,562)
Depreciation for period	34,078	33,255
Balance, end of period	$ 233,350	$ 212,124