Form 10-Q
period 2003-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2003-05-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as identified in Rule 12B-2 of the Act. Yes [ x ] No [ ]

Number of shares outstanding as of April 30, 2003: 19,462,439 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2003	2002
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 90,239	$ 90,240
Buildings and improvements	789,559	787,052
Furniture and fixtures	33,426	33,248
	913,224	910,540
Less: accumulated depreciation	(241,524)	(233,350)
	671,700	677,190
Construction in progress	4,475	5,868
Real estate, net	676,175	683,058
Cash and cash equivalents	2,087	900
Restricted cash	12,358	13,326
Accounts and notes receivable
Rents	581	904
Affiliates and joint ventures	6,063	6,013
Other	2,263	3,660
Investments in joint ventures, net	11,259	11,589
Goodwill	1,725	1,725
Intangible and other assets, net	12,590	14,128
	$ 725,101	$ 735,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 542,707	$ 540,393
Unsecured debt	105	105
Total indebtedness	542,812	540,498
Accounts payable and accrued expenses	21,183	25,325
Dividends payable	-	3,310
Resident security deposits	4,129	4,054
Funds held on behalf of managed properties
Affiliates and joint ventures	4,226	3,648
Other	1,641	1,785
Accrued interest	2,614	2,846
Commitments and contingencies (Note 10)	-	-
Operating partnership minority interest	2,972	2,972
Total liabilities	579,577	584,438

Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,462,439 and 19,473,576 out-
standing at March 31, 2003 and December 31, 2002, respectively	2,300	2,300
Paid-in capital	279,095	279,039
Accumulated distributions in excess of accumulated net income	(160,151)	(154,798)
Less: Treasury shares, at cost, 3,533,324 and 3,522,187 shares
at March 31, 2003 and December 31, 2002, respectively	(31,970)	(31,926)
Total shareholders' equity	145,524	150,865
	$ 725,101	$ 735,303

The accompanying notes are an integral part

of these financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
(In thousands, except per share amounts)	2003	2002
Revenues
Rental	$ 33,378	$ 32,960
Property management fees and reimbursements	3,091	5,351
Asset management fees	436	758
Painting services	341	294
Other	891	775
Total revenues	38,137	40,138
Expenses
Property operating and maintenance	17,801	15,211
Depreciation and amortization	8,693	8,435
Direct property management and service companies expenses	3,263	5,310
Painting services	445	366
General and administrative	1,512	1,983
Interest expense	10,029	9,955
Total expenses	41,743	41,260
(Loss) income before gain on disposition of properties, equity in net loss
of joint ventures, minority interest and income from discontinued operations	(3,606)	(1,122)
Gain on disposition of properties	-	255
Equity in net loss of joint ventures	(354)	(242)
Minority interest in operating partnership	(22)	(116)
(Loss) income before income from discontinued operations	(3,982)	(1,225)
Income from discontinued operations:
Operating income	-	59
Gain on disposition of properties	-	-
Income from discontinued operations	-	59
Net (loss) income	(3,982)	(1,166)
Preferred share dividends	(1,371)	(1,371)
Net (loss) income applicable to common shares	$ (5,353)	$ (2,537)

Earnings per common share - basic:
(Loss) income applicable to common shares before income from discontinued
operations	$ (.28)	$ (.13)
Income from discontinued operations	-	-
Net (loss) income applicable to common shares	$ (.28)	$ (.13)

Earnings per common share - diluted:
(Loss) income applicable to common shares before income from discontinued
operations	$ (.28)	$ (.13)
Income from discontinued operations	-	-
Net (loss) income applicable to common shares	$ (.28)	$ (.13)
Dividends declared per common share	$ -	$ .25

Weighted average number of common shares outstanding - basic	19,382	19,438
- diluted	19,382	19,438

The accompanying notes are an integral part

of these financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
		Class A				Distributions
		Cumulative	Common	Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Shares	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2002	$ 150,865	$ 56,250	$ 2,300	$ 279,481	$ (442)	$ (154,798)	$ (31,926)
Comprehensive income:	-	-	-	-	-	-	-
Net (loss) income	(3,982)	-	-	-	-	(3,982)	-
Total comprehensive income	(3,982)	-	-	-	-	(3,982)	-
Amortization of unearned compensation	68	-	-	-	68	-	-
Forfeiture of 3,769 restricted common shares	-	-	-	(5)	30	-	(25)
Issuance of 3,770 restricted common shares	7	-	-	(23)	(12)	-	42
Purchase of 11,570 treasury shares	(65)	-	-	-	-	-	(65)
Issuance of 432 treasury shares	2	-	-	(2)	-	-	4
Common share dividends declared	-	-	-	-	-	-	-
Preferred share dividends declared	(1,371)	-	-	-	-	(1,371)	-
Balance, March 31, 2003	$ 145,524	$ 56,250	$ 2,300	$ 279,451	$ (356)	$ (160,151)	$ (31,970)

The accompanying notes are an integral part

of these financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31,

(UNAUDITED)

	2003	2002
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (3,982)	$ (1,166)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,693	8,569
Loss on fixed asset replacements write-off	64	39
Minority interest in operating partnership	22	116
Gain on disposition of properties	-	(255)
Equity in net loss of joint ventures	354	267
Capitalized costs on investment in joint ventures	(35)	(25)
Earnings distributed from joint ventures	10	122
Net change in assets and liabilities:
- Accounts and notes receivable	1,720	416
- Accounts and notes receivable of affiliates and joint ventures	(50)	(647)
- Accounts payable and accrued expenses	(4,085)	(2,880)
- Other operating assets and liabilities	1,301	132
- Restricted cash	968	942
- Funds held for non-owned managed properties	(144)	(667)
- Funds held for non-owned managed properties of affiliates
and joint ventures	578	859
Total adjustments	9,396	6,988
Net cash flow provided by operations	5,414	5,822

Cash flow from investing activities:
Real estate and fixed asset additions acquired or developed	(1,795)	(2,444)
Net proceeds received from sale of properties	-	3,791
Net cash flow (used for) provided by investing activities	(1,795)	1,347
Cash flow from financing activities:
Principal payments on secured debt	(1,686)	(12,462)
Proceeds from secured debt	-	11,089
Line of credit borrowings	12,900	3,000
Line of credit repayments	(8,900)	(3,500)
Common share dividends paid	(3,310)	(4,855)
Preferred share dividends paid	(1,371)	(1,371)
(Purchase) issue of treasury shares - net	(65)	441
Net cash flow used for financing activities	(2,432)	(7,658)
Increase (decrease) in cash and cash equivalents	1,187	(489)
Cash and cash equivalents, beginning of period	900	3,164
Cash and cash equivalents, end of period	$ 2,087	$ 2,675

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ -	$ 4,866
Cash paid for interest (excluding capitalized interest)	9,969	9,819

The accompanying notes are an integral part

of these financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consulting fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to large pension funds. The Company owns four taxable REIT subsidiaries which provide management and other services for the Company and third parties, collectively Service Companies.

The Company owns or manages 109 apartment communities in twelve states consisting of 25,222 units. The Company owns and holds ownership interests, either directly or through subsidiaries, in 78 of those apartment communities containing 18,277 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company has under construction and lease-up one joint venture apartment community consisting of 288 units. The Company or one of its subsidiaries also manages or serves as asset manger for 30 communities, consisting of 6,861 units and five commercial properties containing in excess of 980,000 square feet, which are owned by large pension funds, non profit organizations or affiliated third party owners.

Principles of Consolidation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $356,000 and $442,000 at March 31, 2003 and December 31, 2002, respectively. If the fair value method had been applied to the stock option grants, the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net income and earnings per share at March 31, 2003 and 2002 would have been as follows:

(In thousands, except per share data)	2003	2002

Net (loss) income	$ (3,982)	$ (1,166)
Total stock compensation cost recognized	68	106
Total stock compensation cost had SFAS 123 been adopted	(97)	(180)
Proforma net (loss) income had SFAS 123 been adopted	$ (4,011)	$ (1,240)

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (5,353)	$ (2,537)
Total stock compensation cost recognized	68	106
Total stock compensation cost had SFAS 123 been adopted	(97)	(180)
Pro forma net (loss) income had SFAS 123 been adopted	$ (5,382)	$ (2,611)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.28)	$ (.13)
Total stock compensation cost recognized	.01	.01
Total stock compensation cost had SFAS 123 been adopted	(.01)	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.28)	$ (.13)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.28)	$ (.13)
Total stock compensation cost recognized	.01	.01
Total stock compensation cost had SFAS 123 been adopted	(.01)	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.28)	$ (.13)

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted this Statement effective January 1, 2003 and will no longer record gains or losses from the early extinguishment of debt as extraordinary items but will record them as a component of the Company's continuing operations. The Company will also reclassify previously reported items to present them on the same basis, where applicable.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the recognition provisions of this Interpretation effective January 1, 2003.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FAS 123". This Statement amends FASB No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this Statement effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities. The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has several joint venture arrangements where it is possible that they will be determined to be variable interest entities where the Company is considered to be a primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities where the Company is the primary beneficiary or may make additional disclosures related to its involvement with the entity.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $4.5 million and $5.9 million at March 31, 2003 and December 31, 2002, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $22,000 and $364,000 during the three month periods ended March 31, 2003 and 2002, respectively.

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

The Company sold four additional properties during 2002. The results of operations of these properties for the periods presented have been included in "Income from discontinued operations". Interest expense included in "Income from discontinued operations" is limited to interest on debt that is to be assumed by the buyer or that is required to be repaid as a result of the sale of an asset included in discontinued operations. No allocation of interest expense to discontinued operations has been made for corporate debt that is not directly attributable to, or related to, other operations of the Company. The following chart summarizes the "Income from discontinued operations" for the quarter ended March 31, 2002.

2002
(In thousands)
Total property revenues	$ 893
Total revenues	893

Property operating and maintenance expense	(507)
Real estate asset depreciation and amortization	(135)
Interest expense	(192)
Total expenses	(834)

Operating income	59
Gain on disposition of properties	-
Income from discontinued operations	$ 59

4. DEBT

Conventional

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% (3.30% at March 31, 2003).

Lines of Credit

On March 31, 2003, $4.0 million was outstanding under a $20.0 million secured line of credit. Borrowings under this line of credit are currently restricted to an amount not to exceed $12.6 million and bear interest at a rate of LIBOR plus 1.5% or approximately 2.80% at March 31, 2003. At December 31, 2002, there were no borrowings outstanding under this line of credit. This line matures in July 2003. Additionally, there were no borrowings outstanding under the $14.0 million line of credit at March 31, 2003 or December 31, 2002. This credit facility may also be utilized for derivative and letter of credit transactions; however, the transactions reduce the amount of borrowings otherwise available under the line of credit. As of March 31, 2003, letters of credit totaling $4.2 million (see Note 11 for further information) and a $1.6 million credit risk sublimit relative to derivative transactions limit the amount available under this line of credit to $8.2 million. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0%, or approximately 3.30% at March 31, 2003, at the Borrower's option. This line matures December 31, 2003.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments (currently, it is not known when the actual sales will occur), the Company would no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the quarter ended March 31, 2003 was $417,000 or 1.0% of total revenues. The approximate amount of annual fee revenue generated by these investments is $1.7 million.

Information on the intangible asset is as follows:

Intangible Asset Subject to Amortization

	Intangible	Deferred	Net Intangible
	Subject to	Tax	Asset Subject
(In thousands)	Amortization	Liability	to Amortization
Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (663)	$ 4,742
Less: Accumulated amortization	(4,609)	522	(4,087)
Less: Impairment write off in 2002	(312)	46	(266)
Balance as of March 31, 2003	$ 484	$ (95)	$ 389

Estimated remaining amortization expense:
For the nine months ended December 31, 2003	$ 290	$ (57)	$ 233
For the year ended December 31, 2004	194	(38)	156

The net amount of intangible asset amortization expense recorded for the periods ended March 31, 2003 and 2002 is $78,000 and $141,000, respectively.

Goodwill

The carrying amount of goodwill at March 31, 2003 was $1.7 million. The Company completed its annual review of goodwill during the quarter ended March 31, 2003. The review included the effect of the above mentioned advisory client directive to liquidate the client's real estate holdings. The Company used the discounted value of expected future cash flows to determine the fair value of the goodwill. Based on its analysis, the Company determined that the goodwill was not currently impaired. Therefore, there were no changes to the carrying amount of goodwill during the three months ended March 31, 2003.

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

Summarized affiliate and joint venture transaction activity is as follows:

	For the three months
	ended March 31,
(In thousands)	2003	2002

Property management fee and other
miscellaneous service revenues - affiliates	$ 409	$ 389
- joint ventures	71	235
Painting service revenues - affiliates	57	85
- joint ventures	23	79
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	967	961
- joint ventures	105	867
Interest income - affiliates	26	31
Interest expense - affiliates	(10)	(22)
- joint ventures	(1)	(3)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.3 million and $2.2 million at March 31, 2003 and December 31, 2002, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $52,000 and $328,000 at March 31, 2003, respectively, and $63,000 and $420,000 at December 31, 2002, respectively, and represented funds not yet repaid to the Company. The Company also holds funds for the benefit of affiliates and joint ventures which in the aggregate amounted to $3.6 million and $615,000 at March 31, 2003, respectively, and $3.3 million and $362,000 at December 31, 2002, respectively.

Notes Receivable

At March 31, 2003 and December 31, 2002, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.4 million (included in "Accounts and notes receivables-affiliates and joint ventures") both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the three months ended March 31, 2003 and 2002, the interest rates charged on these notes were approximately 3.1% and 3.6%, respectively. The Company recognized interest income of $26,000 and $31,000 for the three months ended March 31, 2003 and 2002, respectively, relating to these notes.

Professional Services Agreement

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. The Company paid Gelber $13,000 during the quarter ended March 31, 2003.

7. SHARES

On March 14, 2003, the Company granted 3,770 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's Equity-Based Incentive Compensation Plan and were granted from treasury shares. The Company's policy on the reissuance of treasury shares is to account for the issuance on the First-In First-Out method. At March 31, 2003, the Company held 3,533,324 treasury shares at a cost of $32.0 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. There were 2.3 million and 3.2 million options to purchase common shares outstanding at March 31, 2003 and 2002, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss available to common shares before discontinued operations.

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

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. Effective January 1, 2003, the Company revised its method of allocating expenses to its service companies. Previously the Company allocated an amount equal to 85.0% of the Management and Service Companies revenues as service companies expenses. The Company now identifies expenses which are directly associated with the management and service companies and classifies them as service companies expenses. NOI should not be considered as an alternative to net income (determined in accordance with GAAP), as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three months ended March 31, 2003 and 2002 is as follows:

	For the three months ended March 31, 2003
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,903	$ 29,996	$ 2,339	$ 6,024	$ 40,262
Elimination of intersegment revenues	-	(64)	(2)	(2,059)	(2,125)
Consolidated revenues	1,903	29,932	2,337	3,965	38,137

Equity in net loss of joint ventures	(211)	(135)	(8)	-	(354)

*NOI	438	14,774	1,160	256	16,628

Total assets	3,805	670,817	9,282	41,197	725,101

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended March 31, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 32	$ 31,284	$ 2,330	$ 8,567	$ 42,213
Elimination of intersegment revenues	-	(46)	(3)	(2,026)	(2,075)
Consolidated revenues	32	31,238	2,327	6,541	40,138

Equity in net loss of joint ventures	(178)	(65)	1	-	(242)

*NOI	4	17,122	1,261	864	19,251

Total assets	20,229	700,455	10,322	32,347	763,353

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three months ended March 31, 2003 and 2002 is as follows:

	For the three months
	ended March 31,
(In thousands)	2003	2002

Total NOI for reportable segments	$ 16,628	$ 19,251
Depreciation and amortization	(8,693)	(8,435)
General and administrative expense	(1,512)	(1,983)
Interest expense	(10,029)	(9,955)
Gain on disposition of properties	-	255
Equity in net loss of joint ventures	(354)	(242)
Minority interest in operating partnership	(22)	(116)
Income from discontinued operations	-	59
Consolidated net (loss) income	$ (3,982)	$ (1,166)

10. CONTINGENCIES

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages in the amount of $1.6 million in performing the work because of the owner's breach of the construction contract. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD has filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that included persons who were former officers and directors of the Company, which group could have a material interest adverse to the Company because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. In December 2002, pursuant to a motion to dismiss filed by the Company and the other defendants, the court dismissed all of the plaintiff's claims except the claim filed for conversion. Subsequently, the Company and the plaintiff entered into settlement negotiations which resulted in what the Company believed to be a final settlement and resolution of this litigation. However, the plaintiff now disclaims that it agreed to a settlement. Consequently, the Company is now seeking to enforce the settlement agreement. If the Company is unsuccessful in such efforts, it will vigorously defend this lawsuit. The Company cannot predict the outcome of this litigation.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

11. GUARANTIES

In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. The Company has also guaranteed the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which is being developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year options to extend. The Company has recorded no liability in relation to this guarantee at March 31, 2003. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at March 31, 2003. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, which is being developed by the Company and its joint venture partner. The Company has recorded no liability in relation to this guarantee at March 31, 2003.

12. SUBSEQUENT EVENTS

Dividends Declared and Paid

On April 3, 2003, the Company declared a quarterly dividend of $0.17 per common share which was paid on May 1, 2003 to shareholders of record on April 15, 2003.

On April 3, 2003, the Company declared a quarterly dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares which will be paid on June 16, 2003 to shareholders of record on June 2, 2003.

Sale of Joint Venture Property

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit market rate property located in Northeast Ohio. The buyer purchased the property for a contract price of $990,000. The Company's portion of the estimated gain of approximately $400,000 will be recorded in the quarter ended June 30, 2003.

Debt Repayment

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The Company intends to obtain a new loan secured by the same property in the amount of $5.5 million. The interest rate on the loan that was repaid was 9.63%; and the interest rate on the proposed loan is LIBOR plus 2.0% or 3.30% at March 31, 2003.

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The Company intends to obtain a new loan secured by the same property in the amount of $4.0 million. The interest rate on the loan that was repaid was 7.50%; and the interest rate on the proposed loan is LIBOR plus 2.0% or 3.30% at March 31, 2003.

Index

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

  changes in market conditions that may limit or prevent the Company from acquiring or selling properties; and

  risks of construction, including cost overruns, contractor defaults and contractor delays.

Liquidity and Capital Resources

The Company anticipates that it will meet its liquidity requirements for the current year generally through net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $16.8 million available at March 31, 2003), and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet its working capital, capital expenditures and scheduled debt repayment needs as well as funding payments of its dividends in accordance with REIT requirements.

The Company anticipates the following material commitments for capital expenditures for the balance of 2003.

  $8.0 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and property common area parking lots, roofs and similar matters in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow provided by operating activities;

  $6.5 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit; and

  $460,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit.

Significant sources and uses of cash for the three months ended March 31, 2003 and 2002 are summarized as follows, in thousands:

Cash Sources (Uses):

	For the three months
	ended March 31,
(In thousands)	2003	2002

Net cash from operating activities	$ 5,414	$ 5,822
Real estate and fixed asset additions	(1,795)	(2,444)
Net proceeds from sales of properties	-	3,791
Increases (decreases) in debt-net	2,314	(1,873)
Cash dividends paid	(4,681)	(6,226)
Treasury share transactions	(65)	441
Cash increase (decrease)	$ 1,187	$ (489)

Cash flow from operating activity: Net cash provided by operating activities totaled $5.4 million for the three months ended March 31, 2003, which was a decrease of $400,000 from the same period in 2002. The primary reason for this decrease was a net loss in 2003 that was $2.8 million greater than the net loss in 2002 and a $1.2 million decrease in accounts payable. The primary reasons for the increase in net loss are an $840,000 reduction of property and asset management fees earned primarily due to the loss of a major MIG client in the fourth quarter of 2002, an increase of $2.6 million in property operating and maintenance expenses in 2003, net of a reduction of $471,000 in general and administrative expenses in 2003. These fluctuations are more fully discussed in the Results of Operations comparison. The accounts payable decrease was primarily a result of the timing of expense accruals and payments. These reductions were partially offset by a decrease of $1.3 million in receivables resulting primarily from the receipt of funds related to a property insurance claim.

Net cash flows used for investing activities of $1.8 million for the three months ended March 31, 2003 represents a decrease of $3.1 million compared to the same period in 2002. This decrease was primarily the result of $3.8 million of net proceeds from the sale of an operating property in 2002. There were no sales during the three months ended March 31, 2003.

Net cash flows used for financing activities of $2.4 million for the three months ended March 31, 2003 represents a reduction of the use of $5.2 million compared to the same period in 2002. This decrease in cash used was primarily due to the net line of credit borrowings of $4.0 million in 2003 compared to the net line of credit repayment of $500,000 in 2002. Additionally, the common share dividends paid in 2003 were reduced $1.5 million when compared to 2002 as a result of the reduction in the common share dividend to $0.17 per share from $0.25 per share.

At March 31, 2003, the Company had $4.0 million outstanding under a $20.0 million secured line of credit. This line of credit matures in July 2003. The Company intends to replace this line with a similar line. Borrowings under this line of credit are currently restricted up to an amount of $12.6 million. Borrowings under this line of credit bear interest at a rate of LIBOR plus 1.5% or approximately 2.80% at March 31, 2003. There were no borrowings outstanding under this line of credit at December 31, 2002. Additionally, the Company also has a $14.0 million line of credit which matures December 31, 2003. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either March 31, 2003 or December 31, 2002; however, the amount currently available under this line of credit is limited to $8.2 million because of outstanding letters of credit and a credit risk sublimit relative to derivative transactions. The Company intends to obtain an extension of this line upon maturity.

The Company has guaranteed completion of certain improvements totaling $7.0 million in connection with the refinancing of the Watergate Apartments. This obligation is secured by a $3.5 million letter of credit. The Company has also guaranteed the payment of a $30.0 million construction loan in connection with the Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003 with two one-year conditional options to extend. The Company has recorded no liability in relation to this guarantee at March 31, 2003. The Company guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005 with a conditional option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at March 31, 2003. The Company also has guaranty obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, developed by the Company and its joint venture partner. The Company has recorded no liability in relation to this guarantee at March 31, 2003.

As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. The Company has redeemed, at the request of certain limited partners, 393,976 of the original 522,032 OP units, with 335,000 of the redemptions taking place in the year ended December 31, 2002. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 96.0%. There were no redemptions in the quarter ended March 31, 2003. The remaining 128,056 OP units have a carrying value of $3.0 million.

Acquisitions/Dispositions of Multifamily Properties

Dispositions: On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market Rate property located in Northeastern Ohio in which the Company was a 50.0% partner. The buyer purchased the property for a contract sales price of $990,000. The Company's portion of the estimated gain is approximately $400,000, which will be recorded in the quarter ended June 30, 2003. Management fee revenue received for the quarter ended March 31, 2003, was $2,600 and the Company's proportionate share of income from the operations of this property was $4,500 for the same time period. Additionally, the Company and its joint venture partner are marketing their property located in Pennsylvania. The Company is a 49.0% partner in this property.

Potential Advisory Dispositions: On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments, the Company would no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the quarter ended March 31, 2003 was $417,000 or 1.0% of total revenues. The approximate amount of annual fee revenue generated by these investments is $1.7 million.

Development: The Company and its pension fund joint venture partner are developing Courtney Chase Apartments, located in Orlando, Florida. During the quarter ended March 31, 2003, 84 units became available for lease. The Company anticipates completion of the remaining 204 units during 2003. The Company is a 24.0% partner in this project.

Market Rate Multifamily Properties

The Company's Market Rate Multifamily Properties ("Same Store Properties") continue to be impacted by declines in market fundamentals and increased operating costs in most of the markets in which the Company operates. During the quarter ended March 31, 2003, Market Rate properties' total revenues declined 4.1%, and total property operating expenses increased 7.4%. Management expects that total rental revenues for the second quarter to increase approximately 1.0% to 2.0% from the first quarter. These increases are expected to be partially offset by seasonal increases in operating expenses.

Dividends

On April 3, 2003, the Company declared a dividend of $0.17 per common share which was paid on May 1, 2003 to shareholders of record on April 15, 2003. On April 3, 2003, the Company declared a dividend of $0.60938 per depository share on the Company's Class A Cumulative Preferred Shares which will be paid on June 16, 2003 to shareholders of record on June 2, 2003.

RESULTS OF OPERATIONS

Comparison of the quarter ended March 31, 2003 to the quarter ended March 31, 2002

In the following discussion of the comparison of the quarter ended March 31, 2003 to the quarter ended March 31, 2002, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represents 60 wholly owned properties. Acquired/Disposed properties represents two properties acquired in 2002 and properties that have been disposed. Affordable Housing properties represent 12 properties subject to HUD regulations.

Overall, total revenues decreased $2.0 million or 5.0% and total expenses increased $483,000 or 1.0% when comparing the quarter ended March 31, 2003 to the quarter ended March 31, 2002, respectively. Net income applicable to common shares after deduction for the dividends on the Company's preferred shares decreased $2.8 million or 111.0% when comparing the two quarters.

Rental Revenues: Rental revenues increased $418,000 or 1.3% in 2003. The Acquisition/Disposition properties rental revenues increased $1.8 million in 2003, primarily due to the addition of the two properties acquired in April 2002. The Market Rate properties decreased $1.4 million or 4.6% in 2003. This decrease was primarily attributable to an increase in vacancies and concessions. The average rental rate charged per unit for the Market Rate properties increased to $823 per month in 2003 from $809 per month in 2002; however, the physical occupancy decreased to 89.7% in 2003 from 90.5% in 2002. This decrease in occupancy rates, coupled with increased concessions, reduced net collected rent per unit for the Market Rate properties to $663 per month in 2003 from $697 per month in 2002. The resulting economic occupancies were 80.6% in 2003 compared to 86.0% in 2002.

Other Revenues: Property and asset management revenues decreased $2.6 million or 43.0% in 2003 primarily as a result of the loss of 11 client advised properties in the fourth quarter of 2002 and nine other individual property management contracts during 2002. The loss of these contracts resulted in a reduction in asset management fees of $322,000, a reduction in property management fees of $409,000 and a reduction in direct property management expense reimbursements of $1.7 million. The reduction in direct property management expense reimbursements was offset by an identical reduction in expenses since these expenses, which are primarily payroll related expenses, are included in the same amount in both revenues and expenses. This activity relates to the Management and Service Companies segment.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $2.6 million in 2003 compared to 2002. The increase was primarily attributable to increased utility expenses of $1.1 million. Utility expenses for the Market Rate properties increased $426,000 primarily as a result of the increased gas consumption due to the colder winter in 2003 compared to 2002 and increased rates. Utility expenses for the Acquisition/Disposition properties increased $579,000 as a result of the addition of the two properties acquired in April 2002. Additionally, repair and maintenance expenses increased $534,000 in 2003 compared to 2002. The change was primarily due to the Market Rate properties which increased $374,000 primarily due to the higher snow removal costs. Additionally, insurance costs increased $340,000 in 2003 compared to 2002 as a result of the higher premium costs for the two policy years beginning in April and July, 2002. Of this increase, $300,000 related to the Market Rate segment.

Other expenses: Direct property management and service companies expenses decreased $2.0 million in 2003 compared to 2002. This decrease, as stated above, was primarily the result of the loss of third party management contracts during 2002 including the impact of the associated reduction in personnel. Additionally, general and administrative expenses decreased $471,000. This decrease was primarily a result of cost reduction measures that the Company has instituted.

Equity in net loss of joint ventures: For the quarter ended March 31, 2003, the combined equity in net loss of joint ventures increased $112,000 compared to the same period in 2002. The increased loss was primarily due to increased vacancies and concessions at two properties located in Atlanta, Georgia, in which the Company is a 49.0% partner. On one of these properties, the final 455 units of the total 535 units were completed and made available for lease during 2002.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three months ended March 31, 2003 and 2002.

	For the three months
	ended March 31,
(In thousands)	2003	2002

Beneficial interests in joint venture operations
Rental revenue	$ 1,036	$ 2,144
Cost of operations	634	1,512
	402	632
Interest income	1	2
Interest expense	(373)	(497)
Depreciation	(356)	(373)
Amortization	(28)	(6)
Net (loss) income	$ (354)	$ (242)

The primary reason for the decrease in rental revenue and cost of operations for the three months ended March 31, 2003 compared to the same period in 2002 was the April 2002 joint venture exchange. As a result of this exchange, four properties in which the Company had been a joint venture partner and whose results of operations are included in the 2002 amounts, are no longer joint venture investments and as such, no activity was included for 2003. Three of these properties became wholly owned by the Company and the Company relinquished its ownership interest in the remaining property.

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

Index

HISTORICAL FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

The Company considers Funds From Operations ("FFO") to be a standard measure of the performance of an equity REIT. The Company defines FFO as the inclusion of all operating results applicable to common shareholders, both recurring and non-recurring, except those defined as "extraordinary items" under generally accepted accounting principles ("GAAP"), adjusted for depreciation on real estate assets, amortization of intangible assets and gains and losses from the disposition of properties. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be presented in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. Additionally, the Company generally considers FFO to be a useful measure for reviewing the comparative operating and financial performance of the Company because FFO can help one compare the operating performance of a Company's real estate between periods or as compared to different REITs. However, certain other real estate companies may define FFO in a different manner.

FFO for the three month periods ended March 31, 2003 and 2002 are summarized in the following table:

	For the three months
	ended March 31,
	2003	2002
(In thousands)

Net (loss) income applicable to common shares	$ (5,353)	$ (2,537)

Depreciation on real estate assets	8,295	8,243
Amortization of intangible assets	78	142
Gain on sale of properties	-	(255)
Funds From Operations	$ 3,020	$ 5,593

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of March 31, 2003, the fair market value of the Company's debt has decreased approximately $1.0 million or 5.0%, primarily as a result of an increase in interest rates, since December 31, 2002.

Index

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

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, there are no material pending legal proceedings to which the Company or any of its subsidiaries or service companies is a party or of which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages in the amount of $1.6 million in performing the work because of the owner's breach of the construction contract. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD has filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors from a group that included persons who were former officers and directors of the Company, which group could have a material interest adverse to the Company because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. In December 2002, pursuant to a motion to dismiss filed by the Company and the other defendants, the court dismissed all of the plaintiff's claims except the claim filed for conversion.

Subsequently, the Company and the plaintiff entered into settlement negotiations which resulted in what the Company believed to be a final settlement and resolution of this litigation. However, the plaintiff now disclaims that it agreed to a settlement. Consequently, the Company is now seeking to enforce the settlement agreement. If the Company is unsuccessful in such efforts, it will vigorously defend this lawsuit. The Company cannot predict the outcome of this litigation.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Index

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10.	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 1, 2003	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003 /s/ Jeffrey I. Friedman

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003 /s/ Lou Fatica

Lou Fatica, Chief Financial Officer