Form 10-Q
period 2003-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2003-08-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares outstanding as of July 30, 2003: 19,465,261 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2003	2002
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 91,369	$ 90,240
Buildings and improvements	789,921	787,052
Furniture and fixtures	33,649	33,248
	914,939	910,540
Less: accumulated depreciation	(249,802)	(233,350)
	665,137	677,190
Construction in progress	4,745	5,868
Real estate, net	669,882	683,058
Cash and cash equivalents	2,343	900
Restricted cash	10,227	13,326
Accounts and notes receivable
Rents	717	904
Affiliates and joint ventures	6,085	6,013
Other	2,389	3,660
Investments in joint ventures, net	10,708	11,589
Goodwill	1,725	1,725
Intangible and other assets, net	12,168	14,128
	$ 716,244	$ 735,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 541,732	$ 540,393
Unsecured debt	105	105
Total indebtedness	541,837	540,498
Accounts payable and accrued expenses	23,679	25,325
Dividends payable	3,309	3,310
Resident security deposits	4,201	4,054
Funds held on behalf of managed properties
Affiliates and joint ventures	3,615	3,648
Other	1,184	1,785
Accrued interest	2,526	2,846
Commitments and contingencies (Note 11)	-	-
Operating partnership minority interest	2,172	2,972
Total liabilities	582,523	584,438

Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,465,261 and 19,473,576
outstanding at June 30, 2003 and December 31, 2002, respectively	2,300	2,300
Paid-in capital	279,134	279,039
Accumulated distributions in excess of accumulated net income	(172,025)	(154,798)
Less: Treasury shares, at cost, 3,530,502 and 3,522,187 shares
at June 30, 2003 and December 31, 2002, respectively	(31,938)	(31,926)
Total shareholders' equity	133,721	150,865
	$ 716,244	$ 735,303

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Revenues
Rental	$ 34,157	$ 34,833	$ 67,534	$ 67,793
Property management fees and reimbursements	2,838	4,808	5,928	10,159
Asset management fees	436	716	873	1,474
Painting services	482	346	823	640
Other	905	997	1,797	1,772
Total revenues	38,818	41,700	76,955	81,838
Expenses
Property operating and maintenance	18,237	16,728	36,038	31,939
Depreciation and amortization	8,750	8,509	17,443	16,943
Direct property management and service companies expenses	2,948	4,941	6,211	10,252
Painting services	502	377	947	743
General and administrative	1,767	1,574	3,279	3,557
Interest expense	10,413	10,297	20,442	20,252
Total expenses	42,617	42,426	84,360	83,686
(Loss) income before (loss) gain on disposition of properties, equity in net loss of joint ventures, minority interest
and income from discontinued operations	(3,799)	(726)	(7,405)	(1,848)
(Loss) gain on disposition of properties	-	(39)	-	216
Equity in net loss of joint ventures	(64)	(388)	(418)	(630)
Minority interest in operating partnership	(21)	(109)	(43)	(225)
(Loss) income before income from discontinued operations	(3,884)	(1,262)	(7,866)	(2,487)
Income from discontinued operations:
Operating (loss) income	-	(48)	-	11
Gain on disposition of properties	-	7,881	-	7,881
Income from discontinued operations	-	7,833	-	7,892
Net (loss) income	(3,884)	6,571	(7,866)	5,405
Preferred share dividends	(1,372)	(1,371)	(2,743)	(2,742)
Net (loss) income applicable to common shares	$ (5,256)	$ 5,200	$ (10,609)	$ 2,663

Earnings per common share - basic:
(Loss) income applicable to common shares before income
from discontinued operations	$ (.27)	$ (.13)	$ (.55)	$ (.27)
Income from discontinued operations	-	.40	-	.41
Net (loss) income applicable to common shares	$ (.27)	$ .27	$ (.55)	$ .14

Earnings per common share - diluted:
(Loss) income applicable to common shares before income
from discontinued operations	$ (.27)	$ (.13)	$ (.55)	$ (.27)
Income from discontinued operations	-	.40	-	.41
Net (loss) income applicable to common shares	$ (.27)	$ .27	$ (.55)	$ .14

Dividends declared per common share	$ .17	$ .25	$ .34	$ .50

Weighted average number of common
shares outstanding - basic	19,404	19,475	19,393	19,457
- diluted	19,404	19,475	19,393	19,457

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
		Class A				Distributions
		Cumulative	Common	Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Shares	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2002	$ 150,865	$ 56,250	$ 2,300	$ 279,481	$ (442)	$ (154,798)	$ (31,926)
Comprehensive (loss) income:
Net (loss) income	(7,866)	-	-	-	-	(7,866)	-
Total comprehensive (loss) income	(7,866)	-	-	-	-	(7,866)	-
Amortization of unearned compensation	133	-	-	-	133	-	-
Forfeiture of 3,769 restricted common shares	(1)	-	-	(5)	30	-	(26)
Issuance of 6,174 restricted common shares	11	-	-	(35)	(24)	-	70
Purchase of 11,570 treasury shares	(66)	-	-	-	-	-	(66)
Issuance of 850 treasury shares	6	-	-	(4)	-	-	10
Common share dividends declared	(6,618)	-	-	-	-	(6,618)	-
Preferred share dividends declared	(2,743)	-	-	-	-	(2,743)	-
Balance, June 30, 2003	$ 133,721	$ 56,250	$ 2,300	$ 279,437	$ (303)	$ (172,025)	$ (31,938)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30,

(UNAUDITED)

	2003	2002
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (7,866)	$ 5,405
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,443	17,167
Loss on fixed asset replacements write-off	126	114
Gain on disposition of properties	-	(8,097)
Equity in net loss of joint ventures	418	630
Capitalized costs on investment in joint ventures	(24)	-
Earnings distributed from joint ventures	13	123
Net change in assets and liabilities:
- Accounts and notes receivable	1,536	1,187
- Accounts and notes receivable of affiliates and joint ventures	(72)	744
- Accounts payable and accrued expenses	(1,452)	577
- Other operating assets and liabilities	1,684	(462)
- Restricted cash	3,099	(4,706)
- Funds held for non-owned managed properties	(601)	(423)
- Funds held for non-owned managed properties of affiliates
and joint ventures	(33)	(1,332)
Total adjustments	22,137	5,522
Net cash flow provided by operations	14,271	10,927

Cash flow from investing activities:
Recurring fixed asset additions	(3,059)	(3,790)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(1,766)	(3,498)
Acquisition and development fixed asset additions	-	(1,133)
Purchase of operating partnership units	(211)	(820)
Net proceeds received from sale of properties	-	24,097
Joint venture distribution from sale proceeds	475	-
Contributions to joint ventures	-	(1,051)
Net cash flow (used for) provided by investing activities	(4,561)	13,805
Cash flow from financing activities:
Principal payments on secured debt	(8,007)	(28,076)
Payment of debt procurement costs	(54)	(95)
Proceeds from secured debt	9,268	11,089
Line of credit borrowings	27,650	18,000
Line of credit repayments	(27,650)	(15,000)
Common share dividends paid	(6,618)	(9,718)
Preferred share dividends paid	(2,743)	(2,742)
Operating partnership distributions paid	(47)	(232)
(Purchase) issue of treasury shares - net	(66)	651
Net cash flow used for financing activities	(8,267)	(26,123)
Increase (decrease) in cash and cash equivalents	1,443	(1,391)
Cash and cash equivalents, beginning of period	900	3,164
Cash and cash equivalents, end of period	$ 2,343	$ 1,773

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,309	$ 4,874
Adjustment for purchase of minority interest	589	956
Land contributed to joint venture	-	1,250
Assumption of debt in connection with the joint venture transaction	-	28,770
Relinquishment of debt in connection with the joint venture transaction	-	13,878
Cash paid for interest (excluding capitalized interest)	20,175	20,648
Costs related to prepayment of debt	339	77
Fixed asset replacement write-off	960	776

The accompanying notes are an integral part

of these consolidated financial statements

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

The Company owns, manages or is a joint venture partner in 109 apartment communities in twelve states consisting of 25,390 units. The Company owns and holds ownership interests, either directly or through subsidiaries, in 79 of those apartment communities containing 18,529 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company has under construction one joint venture apartment community which will consist of 288 units when completed. As of June 30, 2003, 252 of these units were online and in the lease up process. The Company, or one of its subsidiaries, also manages or serves as asset manager for 30 communities, consisting of 6,861 units and five commercial properties containing in excess of 980,000 square feet, which are owned by large pension funds, non profit organizations or affiliated third party owners.

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

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $303,000 and $442,000 at June 30, 2003 and December 31, 2002, respectively. If the fair value method had been applied to the stock option grants, the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net income and earnings per share for the periods ended June 30, 2003 and 2002 would have been as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net (loss) income	$ (3,884)	$ 6,571	$ (7,866)	$ 5,405
Total stock compensation cost recognized	65	126	133	232
Total stock compensation cost had SFAS 123 been adopted	(94)	(200)	(191)	(380)
Proforma net (loss) income had SFAS 123 been adopted	$ (3,913)	$ 6,497	$ (7,924)	$ 5,257

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (5,256)	$ 5,200	$ (10,609)	$ 2,663
Total stock compensation cost recognized	65	126	133	232
Total stock compensation cost had SFAS 123 been adopted	(94)	(200)	(191)	(380)
Pro forma net (loss) income had SFAS 123 been adopted	$ (5,285)	$ 5,126	$ (10,667)	$ 2,515

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.27)	$ .27	$ (.55)	$ .14
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	(.01)	(.01)	(.01)	(.02)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.28)	$ .26	$ (.55)	$ .13

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.27)	$ .27	$ (.55)	$ .14
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	(.01)	(.01)	(.01)	(.02)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.28)	$ .26	$ (.55)	$ .13

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted this Statement effective January 1, 2003 and will no longer record gains or losses from the early extinguishment of debt as extraordinary items but will record them as a component of the Company's continuing operations. The Company has reclassified previously reported items to present them on the same basis, where applicable.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted this Interpretation effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities". This Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities. The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has several joint venture arrangements where it is possible that such joint ventures will be determined to be variable interest entities in which the Company is considered to be the primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or may make additional disclosures related to its involvement with the entity.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for the classification and measurement in a statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the Company. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of SFAS 150 on its consolidated financial statements.

Classification of Fixed Asset Additions

The Company considers recurring fixed asset additions to be capital expenditures made to replace worn out assets so as to maintain the property's value. The Company considers investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enable the Company to increase rents. The Company considers acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to the Company's portfolio.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $4.7 million and $5.9 million at June 30, 2003 and December 31, 2002, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $29,000 and $654,000 during the six month periods ended June 30, 2003 and 2002, respectively.

3. SALE OF PROPERTIES

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

On January 18, 2002, the Company completed the sale of Muirwood Village at London located in Central Ohio. The buyer purchased the property for net cash proceeds of $3.8 million which resulted in the Company recording a gain of $255,000. Since this property was held for sale as of December 31, 2001, the financial results are excluded from the discontinued operations presentation.

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). The exchange was recorded on the Company's books as a non-monetary transaction in accordance with APB 29 "Accounting for Non-Monetary Transactions". There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earnings process. The assets exchanged were considered similar production assets and the historical costs were allocated to the properties based on relative fair value. Prior to the exchange, Gates Mills III was consolidated and therefore the operating results of this property are included in "Income from discontinued operations".

On April 24, 2002, the Company completed the sale of the Americana Apartments as noted above. The sales price was $18.5 million. The Company paid off the existing debt of $11.6 million and received net cash proceeds of $6.2 million. This resulted in a gain of $7.9 million. This gain is included in "Income from discontinued operations".

The Company sold three additional properties during the third and fourth quarters of 2002. The results of operations of these properties for the periods presented have been included in "Income from discontinued operations". Interest expense included in "Income from discontinued operations" is limited to interest on debt that was assumed by the buyer or that was required to be repaid as a result of the sale of an asset included in discontinued operations. No allocation of interest expense to discontinued operations has been made for corporate debt that is not directly attributable to, or related to, other operations of the Company. The following chart summarizes the "Income from discontinued operations" for the three and six months ended June 30, 2002.

	For the three months	For the six months
	ended June 30,	ended June 30,
	2002	2002
(In thousands)
Total property revenues	$ 554	$ 1,447
Total revenues	554	1,447

Property operating and maintenance expense	(383)	(891)
Real estate asset depreciation and amortization	(90)	(224)
Interest expense	(129)	(321)
Total expenses	(602)	(1,436)

Operating (loss) income	(48)	11
Gain on disposition of properties	7,881	7,881
Income from discontinued operations	$ 7,833	$ 7,892

4. DEBT

Conventional

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through August 31, 2003. The rate at June 30, 2003, was 3.11%. This loan matures on July 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through May 2004. The rate for this period is 3.19%. This loan matures on June 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the Prime Loan Rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% (3.12% at June 30, 2003) through August 2003.

Lines of Credit

There were no borrowings under the Company's $20.0 million secured line of credit at June 30, 2003 or December 31, 2002. This line of credit was replaced on July 23, 2003, with a new $15.0 million secured line of credit with a maturity date of July 31, 2006. Borrowings under this new line of credit bear interest at the rate of LIBOR plus 1.5% and are currently limited to $9.8 million.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at June 30, 2003 or December 31, 2002. $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. Presently, letters of credit totaling $4.3 million have been issued against this line. The maturity date of this line of credit was recently extended for one year to December 31, 2004. There were no other changes to the terms and conditions of this line of credit.

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

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments (currently, it is not known when the actual sales will occur), the Company would no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the three and six months ended June 30, 2003 was $417,000 and $833,000, respectively, which represented 1.0% of total revenues for both periods presented. The approximate amount of annual fee revenue generated by these investments is $1.7 million.

Information on the intangible asset is as follows:

Intangible Asset Subject to Amortization

	Intangible	Deferred	Net Intangible
	Subject to	Tax	Asset Subject
(In thousands)	Amortization	Liability	to Amortization
Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (663)	$ 4,742
Less: Accumulated amortization	(4,706)	541	(4,165)
Less: Impairment write off in 2002	(312)	46	(266)
Balance as of June 30, 2003	$ 387	$ (76)	$ 311

Estimated remaining amortization expense:
For the six months ended December 31, 2003	$ 193	$ (38)	$ 155
For the year ended December 31, 2004	194	(38)	156

The net amount of intangible asset amortization expense recorded for the three and six months ended June 30, 2003 and 2002 was $78,000 and $92,000 and $156,000 and $233,000, respectively.

Goodwill

The carrying amount of goodwill at June 30, 2003 was $1.7 million. The Company completed its annual review of goodwill during the quarter ended March 31, 2003. The review included the effect of the above mentioned advisory client directive to liquidate the client's real estate holdings. The Company used the discounted value of expected future cash flows to determine the fair value of the goodwill. Based on its analysis, the Company determined that the goodwill was not currently impaired. Therefore, there were no changes to the carrying amount of goodwill during the six months ended June 30, 2003.

6. OPERATING PARTNERSHIP MINORITY INTEREST

In June 2003, 35,033 of the OP units were purchased for cash in the amount of $211,000, which represented a value of $6.02 per unit. These units had a recorded amount of approximately $800,000 when issued. The difference of the cash paid and the recorded amount was approximately $589,000 which reduced the recorded amount of the underlying real estate.

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

Summarized affiliate and joint venture transaction activity is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2003	2002	2003	2002

Property management fee and other
miscellaneous service revenues - affiliates	$ 396	$ 392	$ 805	$ 782
- joint ventures	70	112	141	347
Painting service revenues - affiliates	226	113	283	198
- joint ventures	72	56	94	134
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	882	948	1,849	1,909
- joint ventures	111	257	216	1,180
Interest income - affiliates	25	30	51	61
Interest expense - affiliates	(9)	(18)	(18)	(40)
- joint ventures	(1)	(2)	(2)	(5)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.3 million and $2.2 million at June 30, 2003 and December 31, 2002, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $72,000 and $348,000 at June 30, 2003, respectively, and $63,000 and $420,000 at December 31, 2002, respectively, and represented funds not yet repaid to the Company. The Company also holds funds for the benefit of affiliates and joint ventures which in the aggregate amounted to $3.0 million and $603,000 at June 30, 2003, respectively, and $3.3 million and $362,000 at December 31, 2002, respectively.

Notes Receivable

At June 30, 2003 and December 31, 2002, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.4 million (included in "Accounts and notes receivables-affiliates and joint ventures" in the Consolidated Balance Sheets) both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the six months ended June 30, 2003 and 2002, the interest rates charged on these notes were approximately 3.1% and 3.6%, respectively. The Company recognized interest income of $51,000 and $61,000 for the six months ended June 30, 2003 and 2002, respectively, relating to these notes.

Professional Services Agreement

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. The Company paid Gelber $23,000 during the six months ended June 30, 2003.

8. SHARES

On March 14, 2003, the Company granted 3,770 of restricted shares to executives of the Company under the annual incentive plan. Additionally, on May 7, 2003, the Company granted 2,404 of restricted shares to executives of the Company under the annual incentive plan. These awards were made from the Company's Equity-Based Incentive Compensation Plan and were granted from treasury shares and vest in equal increments over three years from the date of the grant. The Company's policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At June 30, 2003, the Company held 3,530,502 treasury shares at a cost of $31.9 million.

9. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. There were 2.3 million and 3.1 million options to purchase common shares outstanding at June 30, 2003 and 2002, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss available to common shares before discontinued operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

10. INTERIM SEGMENT REPORTING

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

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio at the property level and is used to assess regional property level performance. Effective January 1, 2003, the Company revised its method of allocating expenses to its service companies. Previously the Company allocated an amount equal to 85.0% of the Management and Service Companies revenues as service companies expenses. The Company now identifies expenses which are directly associated with the management and service companies and classifies them as service companies expenses for the current and all prior periods. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of the Company's financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of the Company's liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the three months ended June 30, 2003
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,883	$ 30,790	$ 2,341	$ 5,996	$ 41,010
Elimination of intersegment revenues	-	(68)	(3)	(2,121)	(2,192)
Consolidated revenues	1,883	30,722	2,338	3,875	38,818

Equity in net income (loss) of joint
ventures	134	(154)	(44)	-	(64)

*NOI	579	14,802	1,325	425	17,131

Total assets	14,738	661,551	9,097	30,858	716,244

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2003
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 3,788	$ 60,786	$ 4,679	$ 12,020	$ 81,273
Elimination of intersegment revenues	-	(132)	(5)	(4,181)	(4,318)
Consolidated revenues	3,788	60,654	4,674	7,839	76,955

Equity in net loss of joint ventures	(72)	(294)	(52)	-	(418)

*NOI	1,017	29,576	2,485	681	33,759

Total assets	14,738	661,551	9,097	30,858	716,244

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended June 30, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,600	$ 31,694	$ 2,357	$ 8,120	$ 43,771
Elimination of intersegment revenues	-	(62)	(4)	(2,005)	(2,071)
Consolidated revenues	1,600	31,632	2,353	6,115	41,700

Equity in net loss of joint ventures	(272)	(108)	(8)	-	(388)

*NOI	633	16,906	1,318	797	19,654

Total assets	22,058	694,523	10,054	40,779	767,414

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2002
				Management
	Acquisition/	Same Store	Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,633	$ 62,978	$ 4,687	$ 16,687	$ 85,985
Elimination of intersegment revenues	(1)	(108)	(7)	(4,031)	(4,147)
Consolidated revenues	1,632	62,870	4,680	12,656	81,838

Equity in net loss of joint ventures	(438)	(185)	(7)	-	(630)

*NOI	638	34,027	2,578	1,661	38,904

Total assets	22,058	694,523	10,054	40,779	767,414

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three and six months ended June 30, 2003 and 2002 is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2003	2002	2003	2002

Total NOI for reportable segments	$ 17,131	$ 19,654	$ 33,759	$ 38,904
Depreciation and amortization	(8,750)	(8,509)	(17,443)	(16,943)
General and administrative expense	(1,767)	(1,574)	(3,279)	(3,557)
Interest expense	(10,413)	(10,297)	(20,442)	(20,252)
(Loss) gain on disposition of properties	-	(39)	-	216
Equity in net loss of joint ventures	(64)	(388)	(418)	(630)
Minority interest in operating partnership	(21)	(109)	(43)	(225)
Income from discontinued operations	-	7,833	-	7,892
Consolidated net (loss) income	$ (3,884)	$ 6,571	$ (7,866)	$ 5,405

11. CONTINGENCIES

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

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5.0% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. In December 2002, pursuant to a motion to dismiss filed by the Company and the other defendants, the court dismissed all of the plaintiff's claims except the claim filed for conversion. Subsequently, the Company and the plaintiff entered into settlement negotiations which resulted in what the Company believed to be a final settlement and resolution of this litigation. However, the plaintiff disclaimed that it agreed to a settlement. The Company then filed a motion with the court to enforce the settlement agreement. This case has now been settled and dismissed with prejudice. The settlement has no material adverse effect to the Company.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of any such pending matters will not have a material adverse effect on the financial position or results of operations of the Company.

12. GUARANTEES

In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. The Company has also guaranteed the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003. The Company has recorded no liability in relation to this guarantee at June 30, 2003. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at June 30, 2003. The Company also has guarantee obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, which was developed by the Company and its joint venture partner. The Company has recorded no liability in relation to this guarantee at June 30, 2003.

13. SUBSEQUENT EVENTS

Dividends Declared and Paid

On June 17, 2003, the Company declared a quarterly dividend of $0.17 per common share which was paid on August 1, 2003 to shareholders of record on July 15, 2003.

Line of Credit

On July 23, 2003, the Company obtained a new $15.0 million line of credit with a maturity date of July 31, 2006. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5%. This line replaces the $20.0 million line of credit which matured in July 2003.

Index

ASSOCIATED ESTATES REALTY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Report on Form 10-Q. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

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

Liquidity and Capital Resources

The Company anticipates that it will meet its liquidity requirements for the current year generally through net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit) and possible issuance of debt or equity securities. The Company believes that these sources will be sufficient to meet its working capital, capital expenditures and scheduled debt repayment needs as well as funding payments of its dividends in accordance with REIT requirements.

The Company anticipates the following material commitments for capital expenditures for the balance of 2003:

  $5.8 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and improvements to property common area parking lots, roofs and similar items in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow provided by operating activities;

  $3.8 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit; and

  $346,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit.

Significant sources and uses of cash for the six months ended June 30, 2003 and 2002 are summarized as follows:

Cash Sources (Uses):

	For the six months
	ended June 30,
(In thousands)	2003	2002

Net cash from operating activities	$ 14,271	$ 10,927
Real estate and fixed asset additions	(4,825)	(8,421)
Net proceeds from sales of properties	-	24,097
Purchase of operating partnership units	(211)	(820)
Contributions/distributions related to joint ventures	475	(1,051)
Increases (decreases) in debt-net	1,261	(13,987)
Payment of debt procurement costs	(54)	(95)
Cash dividends and operating partnership distributions paid	(9,408)	(12,692)
Treasury share transactions	(66)	651
Cash increase (decrease)	$ 1,443	$ (1,391)

Net cash provided by operating activities totaled $14.3 million for the six months ended June 30, 2003, which was an increase of $3.3 million from the same period in 2002. The primary reason for this increase was a $7.8 million reduction of restricted cash resulting from the receipt in 2003 of funds from replacement reserve escrows while in 2002, the Company deposited $6.2 million in escrow from the sale of the Americana Apartments for the potential purchase of a similar property. Additionally, other operating assets and liabilities consisting mainly of deferred charges and prepaid expenses decreased $2.1 million during the comparison periods. These decreases were partially offset by an approximate $5.2 million increase in net loss after adjustment for gain on sale of properties. The increase in net loss is discussed in the Results of Operations comparison.

Net cash flows used for investing activities of $4.6 million for the six months ended June 30, 2003 represents a change of $18.4 million compared to the cash flows provided by investing activities of $13.8 million during the same period in 2002. This change was primarily the result of $24.1 million of net proceeds from the sale of operating properties in 2002. There were no sales of wholly owned properties during the six months ended June 30, 2003. This change was partially offset by a reduction of $3.6 million in 2003 when compared to 2002 for fixed asset additions.

Net cash flows used for financing activities of $8.3 million for the six months ended June 30, 2003 represents a reduction of $17.9 million compared to the same period in 2002. This decrease in cash used was primarily due to a reduction of $20.1 million of principal payments on secured debt in 2003 as 2002 included the repayment of a maturing mortgage and the payoff of the mortgage loan in connection with the sale of the Americana Apartments. Additionally, the common share dividends paid in 2003 were $3.1 million lower when compared to 2002 as a result of the reduction in the common share dividend to $0.17 per share per quarter from $0.25 per share per quarter.

There were no borrowings under the Company's $20.0 million secured line of credit at June 30, 2003 or December 31, 2002. This line of credit was replaced on July 23, 2003, with a new $15.0 million secured line of credit with a maturity date of July 31, 2006. Borrowings under this new line of credit bear interest at the rate of LIBOR plus 1.5% and are currently limited to $9.8 million. The Company also has a $14.0 million line of credit of which there were no borrowings outstanding at June 30, 2003 or December 31, 2002. $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. Presently, letters of credit totaling $4.3 million have been issued against this line. The maturity date of this line of credit was recently extended for one year to December 31, 2004. There were no other changes to the terms and conditions of this line of credit.

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this repayment, which is included in "Interest expense" in the Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through May 2004. The rate for this time period is 3.19%. This loan matures on June 1, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at this property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through August 31, 2003. The rate at June 30, 2003 was 3.11%. This loan matures on July 1, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at this property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. The Company has also guaranteed the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003. The Company has recorded no liability in relation to this guarantee at June 30, 2003. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at June 30, 2003. The Company also has guarantee obligations under a $220,000 letter of credit for purposes of guaranteeing certain equity contributions required by the construction lender in connection with Berkley Manor, a 252-unit multifamily community located in Cranberry Township, Pennsylvania, which was developed by the Company and its joint venture partner. The Company has recorded no liability in relation to this guarantee at June 30, 2003.

As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. The Company has redeemed, at the request of certain limited partners, 429,009 of the original 522,032 OP units, with 35,033 of the redemptions taking place in the six months ended June 30, 2003 and 335,000 of the redemptions taking place in the year ended December 31, 2002. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 97.0%. The remaining 93,023 OP units have a carrying value of $2.2 million.

Acquisitions/Dispositions of Multifamily Properties

Dispositions: On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was approximately $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations. Additionally, the Company anticipates the sale during the third quarter of 2003 of its 49.0% ownership interest in a joint venture property located in Cranberry Township, Pennsylvania.

Potential Advisory Dispositions: On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments, the Company would no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the three and six months ended June 30, 2003 was $417,000 and $833,000 which represented 1.0% of total revenues for both periods presented. The approximate amount of annual fee revenue generated by these investments is $1.7 million.

The Company has entered into a contract on behalf of an advised client to sell an advised commercial property consisting of approximately 139,000 square feet during the third quarter 2003. The fee revenue received from the asset management of this property during the three and six months ended June 30, 2003 was $17,000 and $49,000, respectively. The approximate amount of annual asset management fee revenue generated by this property is $87,000.

Development: The Company and its pension fund joint venture partner are developing Courtney Chase Apartments, located in Orlando, Florida. As of June 30, 2003, 252 units were on line and available for leasing, with 94 units leased. Construction was completed during July 2003. The Company is a 24.0% partner in this project.

Market Rate Multifamily Properties

The Company's Market Rate Multifamily Properties ("Same Store Properties") continue to be impacted by declines in market fundamentals and increased operating costs in most of the markets in which the Company operates. For the quarter and six months ended June 30, 2003, Market Rate properties' total revenues declined 2.9% and 3.5%, respectively, and total property operating expenses increased 8.1% and 7.8%, respectively.

Dividends

On June 17, 2003, the Company declared a dividend of $0.17 per common share which was paid on August 1, 2003 to shareholders of record on July 15, 2003.

RESULTS OF OPERATIONS

Comparison of the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2002

In the following discussion of the comparison of the quarter and six months ended June 30, 2003 to the quarter and six months ended June 30, 2002, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represent 60 wholly owned properties. Acquired/Disposed properties represent two properties acquired in 2002 and properties that have been disposed. Affordable Housing properties represent 12 properties subject to HUD regulations.

Overall, total revenues decreased $2.9 million or 7.0% and $4.9 million or 6.0% for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. Total expenses increased $191,000 or 0.5% and $674,000 or 0.8% for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. Net income applicable to common shares decreased $10.5 million and $13.3 million for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. This decrease was primarily the result of the recognition of a $7.9 million gain on the sale of a property which is included in "Income from discontinued operations" in the Consolidated Statements of Operations in the quarter and six months ended June 30, 2002. There were no sales of wholly owned properties in the quarter or six months ended June 30, 2003.

Rental Revenues: Rental revenues decreased $676,000 or 1.9% and $259,000 or 0.4% for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. The Market Rate properties decreased $932,000 for the quarter primarily as a result of a decrease in economic occupancy to 83.1% in 2003 from 86.1% in 2002. For the six month comparison period, rental revenues for the Market Rate properties decreased $2.3 million. Decreased physical occupancy and increased concessions combined to reduce average economic occupancy to 81.8% in 2003 from 86.1% in 2002. The decrease in the Market Rate properties was partially offset by an increase in the Acquisition properties of $2.1 million resulting from the acquisition of two properties in April 2002.

Other Revenues: Property management fees and reimbursements and asset management fees decreased $2.3 million or 41.0% and $4.8 million or 42.0% for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. These decreases are primarily the result of the loss of fees and reimbursements associated with the loss of management and advisory contracts for 11 properties in the fourth quarter of 2002 and nine other individual property management contracts during 2002. The loss of these contracts resulted in a reduction in asset management fees of $280,000 and $601,000; a reduction in property management fees of $396,000 and $915,000; and a reduction in direct property management expense reimbursements of $1.6 million and $3.3 million for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. The reduction in direct property management expense reimbursements was offset by an identical reduction in expenses since these expenses, which are primarily payroll related expenses, are included in the same amount in both revenues and expenses. In addition, service companies expenses declined $419,000 and $724,000 for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. This activity relates to the Management and Service Companies segment.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased $1.5 million and $4.1 million for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. The increase was primarily attributable to an increase in real estate taxes and insurance of $783,000 and $1.2 million for the quarter and six month period, respectively, resulting from increases in assessed property values and millage rate increases at certain properties and increased insurance rates. Repair and maintenance expenses increased $320,000 and $855,000 for the quarter and six month period, respectively, resulting from increased unit turnover costs and landscaping and snow removal costs. Utility expenses increased $1.1 million for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002 primarily due to the increased gas consumption due to the colder winter in 2003 compared to 2002 and increased rates.

Other expenses: Direct property management and service companies expenses decreased $2.0 million and $4.0 million for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. This decrease, as stated above, was primarily the result of the loss of the third party management contracts during 2002 including the impact of the associated reduction in personnel.

Equity in net loss of joint ventures: The combined equity in net loss of joint ventures decreased $324,000 and $212,000 for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods ended June 30, 2002. The decreased loss was primarily due to a gain of $450,000 recognized on the sale of a property on April 17, 2003, in which the Company was a 50.0% partner. This gain was partially offset by increased losses at two properties located in Atlanta, Georgia, in which the Company is a 49.0% partner. One of these properties is still in the lease up stage, as the final 455 units of the total 535 units were completed and made available for lease during 2002.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the periods ended June 30, 2003 and 2002.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2003	2002	2003	2002

Beneficial interests in joint venture operations
Rental revenue	$ 1,106	$ 1,044	$ 2,120	$ 3,164
Cost of operations	732	733	1,348	2,234
	374	311	772	930
Interest income	1	2	2	4
Interest expense	(403)	(383)	(776)	(881)
Depreciation	(437)	(314)	(794)	(686)
Amortization	(45)	(10)	(72)	(16)
Loss before income from discounted operations	(510)	(394)	(868)	(649)
Income from discontinued operations
Operating (loss) income	(4)	6	-	19
Gain on disposition of property	450	-	450	-
Income from discontinued operations	446	6	450	19
Net (loss) income	$ (64)	$ (388)	$ (418)	$ (630)

The primary reason for the decrease in rental revenue and cost of operations for the six months ended June 30, 2003 compared to the same period in 2002 was the April 2002 joint venture exchange. As a result of this exchange, four properties in which the Company had been a joint venture partner and whose results of operations are included in the 2002 amounts, are no longer joint venture investments and as such, no activity was included for 2003. Three of these properties became wholly owned by the Company of which one was subsequently sold, and the Company relinquished its ownership interest in the fourth property.

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

CONTINGENCIES

For a discussion of contingencies, see Note 11 of the Notes to the Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of June 30, 2003, the fair market value of the Company's debt decreased approximately $805,000 or 1.3%, primarily as a result of a decrease in interest rates, since December 31, 2002.

Index

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Our Chief Executive Officer and Chief Financial Officer have as of the end of the period covered by this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in our internal controls that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, there are no material pending legal proceedings to which the Company or any of its subsidiaries or service companies are a party or of which any of their properties are subject that are required to be reported pursuant to Item 103 of Regulation S-K.

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

On August 28, 2001, Helene Fien filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio against the Company, its CEO, Jeffrey I. Friedman, AEC Management Company (a corporation that merged with the Company at the time of the IPO in 1993) and Associated Estates Corporation (a non-affiliated company). The complaint alleges fraud, breach of fiduciary duty and conversion against each of the defendants and a RICO claim against the individual defendant in connection with various minority interests (5.0% or less) in pre IPO entities allegedly held by Mrs. Fien's deceased husband at the time of his death in 1985. The Complaint demands compensatory damages in the amount of $10.0 million plus punitive damages, attorneys' fees, interests and costs. In December 2002, pursuant to a motion to dismiss filed by the Company and the other defendants, the court dismissed all of the plaintiff's claims except the claim filed for conversion. Subsequently, the Company and the plaintiff entered into settlement negotiations which resulted in what the Company believed to be a final settlement and resolution of this litigation. However, the plaintiff disclaimed that it agreed to a settlement. The Company then filed a motion with the court to enforce the settlement agreement. This case has now been settled and dismissed with prejudice. The settlement has no material adverse effect to the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:

(a) Proposal to fix the number of directors at seven:

For	Against	Abstain
16,491,977	718,063	76,371

(b) The election of the following directors:

		Withheld
	For	Authority

Albert T. Adams	14,439,745	2,846,666
James M. Delaney	16,152,549	1,133,862
Jeffrey I. Friedman	16,447,309	839,102
Gerald C. McDonough	16,147,424	1,138,987
Mark L. Milstein	16,796,980	489,431
Frank E. Mosier	16,129,894	1,156,517
Richard T. Schwarz	16,156,771	1,129,640

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.13c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed herewith.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

10.	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Exhibit 32 to Form 10-Q filed herewith.

(b) Reports on Form 8-K.

A Current Report on Form 8-K dated May 1, 2003.

Item 9. Regulation FD Disclosure - Earnings press release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 1, 2003	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer