Form 10-Q
period 2003-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2003-11-10
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares outstanding as of November 4, 2003: 19,478,681 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2003	2002
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 91,368	$ 90,240
Buildings and improvements	791,868	787,052
Furniture and fixtures	34,072	33,248
	917,308	910,540
Less: accumulated depreciation	(257,753)	(233,350)
	659,555	677,190
Construction in progress	6,628	5,868
Real estate, net	666,183	683,058
Cash and cash equivalents	3,450	900
Restricted cash	10,100	13,326
Accounts and notes receivable
Rents	776	904
Affiliates and joint ventures	5,826	6,013
Other	2,033	3,660
Investments in joint ventures, net	10,257	11,589
Goodwill	1,725	1,725
Intangible and other assets, net	13,325	14,128
	$ 713,675	$ 735,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 545,034	$ 540,393
Unsecured debt	105	105
Total indebtedness	545,139	540,498
Accounts payable and accrued expenses	25,585	25,325
Dividends payable	3,311	3,310
Resident security deposits	4,256	4,054
Funds held on behalf of managed properties
Affiliates and joint ventures	4,006	3,648
Other	1,131	1,785
Accrued interest	2,556	2,846
Total liabilities	585,984	581,466

Operating partnership minority interest	2,172	2,972

Commitments and contingencies (Note 11)	-	-

Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,478,894 and 19,473,576 out-
standing at September 30, 2003 and December 31, 2002, respectively	2,300	2,300
Paid-in capital	279,027	279,039
Accumulated distributions in excess of accumulated net income	(180,283)	(154,798)
Less: Treasury shares, at cost, 3,516,869 and 3,522,187 shares
at September 30, 2003 and December 31, 2002, respectively	(31,775)	(31,926)
Total shareholders' equity	125,519	150,865
	$ 713,675	$ 735,303

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Revenues
Rental	$ 34,811	$ 35,124	$ 102,345	$ 102,917
Property management fees and reimbursements	3,024	4,874	8,952	15,032
Asset management fees	470	715	1,343	2,190
Painting services	594	593	1,417	1,233
Other	873	890	2,670	2,662
Total revenues	39,772	42,196	116,727	124,034
Expenses
Property operating and maintenance	18,643	17,521	54,681	49,460
Depreciation and amortization	8,743	8,887	26,185	25,829
Direct property management and service
companies expenses	3,168	5,668	9,379	15,921
Painting services	586	549	1,534	1,292
General and administrative	1,566	1,830	4,845	5,387
Interest expense	10,172	10,231	30,614	30,482
Total expenses	42,878	44,686	127,238	128,371
(Loss) income before gain on disposition of
properties, equity in net loss of joint ventures, minority
interest and income from discontinued operations	(3,106)	(2,490)	(10,511)	(4,337)
Gain on disposition of properties	-	-	-	216
Equity in net loss of joint ventures	(454)	(423)	(873)	(1,053)
Minority interest in operating partnership	(16)	(74)	(58)	(299)
(Loss) income before income from discontinued operations	(3,576)	(2,987)	(11,442)	(5,473)
Income from discontinued operations:
Operating loss	-	(28)	-	(18)
Gain on disposition of properties	-	955	-	8,836
Income from discontinued operations	-	927	-	8,818
Net (loss) income	(3,576)	(2,060)	(11,442)	3,345
Preferred share dividends	(1,371)	(1,371)	(4,114)	(4,113)
Net (loss) income applicable to common shares	$ (4,947)	$ (3,431)	$ (15,556)	$ (768)

Earnings per common share - basic:
(Loss) income applicable to common shares before
income from discontinued operations	$ (.26)	$ (.23)	$ (.80)	$ (.50)
Income from discontinued operations	-	.05	-	.46
Net (loss) income applicable to common shares	$ (.26)	$ (.18)	$ (.80)	$ (.04)

Earnings per common share - diluted:
(Loss) income applicable to common shares before
income from discontinued operations	$ (.26)	$ (.23)	$ (.80)	$ (.50)
Income from discontinued operations	-	.05	-	.46
Net (loss) income applicable to common shares	$ (.26)	$ (.18)	$ (.80)	$ (.04)

Dividends declared per common share	$ .17	$ .25	$ .51	$ .75

Weighted average number of common
shares outstanding - basic	19,404	19,364	19,397	19,335
- diluted	19,404	19,364	19,397	19,335

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
		Class A				Distributions
		Cumulative		Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Common Shares	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2002	$ 150,865	$ 56,250	$ 2,300	$ 279,481	$ (442)	$ (154,798)	$ (31,926)
Comprehensive (loss) income:
Net (loss) income	(11,442)	-	-	-	-	(11,442)	-
Total comprehensive (loss) income	(11,442)	-	-	-	-	(11,442)	-
Amortization of unearned compensation	190	-	-	-	190	-	-
Forfeiture of 6,030 restricted common shares	(1)	-	-	(4)	47	-	(44)
Issuance of 22,462 restricted common shares	12	-	-	(116)	(125)	-	253
Purchase of 11,964 treasury shares	(68)	-	-	-	-	-	(68)
Issuance of 850 common shares from treasury	6	-	-	(4)	-	-	10
Common share dividends declared	(9,929)	-	-	-	-	(9,929)	-
Preferred share dividends declared	(4,114)	-	-	-	-	(4,114)	-
Balance, September 30, 2003	$ 125,519	$ 56,250	$ 2,300	$ 279,357	$ (330)	$ (180,283)	$ (31,775)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

(UNAUDITED)

	2003	2002
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (11,442)	$ 3,345
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,185	26,125
Loss on fixed asset replacements write-off	250	231
Minority interest in operating partnership	58	299
Gain on disposition of properties	-	(9,052)
Equity in net loss of joint ventures	873	1,053
Capitalized costs on investment in joint ventures	(29)	-
Earnings distributed from joint ventures	13	139
Net change in assets and liabilities:
- Accounts and notes receivable	1,755	1,302
- Accounts and notes receivable of affiliates and joint ventures	187	304
- Accounts payable and accrued expenses	347	2,695
- Other operating assets and liabilities	535	(3,009)
- Restricted cash	3,226	(4,525)
- Funds held for non-owned managed properties	(654)	81
- Funds held for non-owned managed properties of affiliates
and joint ventures	358	(1,595)
Total adjustments	33,104	14,048
Net cash flow provided by operations	21,662	17,393
Cash flow from investing activities:
Recurring fixed asset additions	(6,530)	(6,613)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(3,255)	(2,778)
Acquisition and development fixed asset additions	-	(1,673)
Purchase of operating partnership units	(211)	(1,904)
Net proceeds received from sale of properties	-	24,456
Joint venture distribution from sale proceeds	475	-
Contributions to joint ventures	-	(767)
Net cash flow (used for) provided by investing activities	(9,521)	10,721
Cash flow from financing activities:
Principal payments on secured debt	(9,605)	(29,493)
Payment of debt procurement costs	(54)	(97)
Proceeds from secured debt	9,346	11,089
Line of credit borrowings	37,873	40,500
Line of credit repayments	(32,973)	(33,000)
Common share dividends paid	(9,929)	(14,591)
Preferred share dividends paid	(4,114)	(4,113)
Operating partnership distributions paid	(67)	(341)
(Purchase) issue of treasury shares - net	(68)	408
Net cash flow used for financing activities	(9,591)	(29,638)
Increase (decrease) in cash and cash equivalents	2,550	(1,524)
Cash and cash equivalents, beginning of period	900	3,164
Cash and cash equivalents, end of period	$ 3,450	$ 1,640
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,311	$ 4,870
Adjustment for purchase of minority interest	589	2,396
Land contributed to joint venture	-	1,250
Assumption of debt in connection with the joint venture transaction	-	28,770
Relinquishment of debt in connection with the joint venture transaction	-	13,878
Cash paid for interest (excluding capitalized interest)	30,029	30,138
Capital lease obligation	130	-
Costs related to prepayment of debt	339	77
Fixed asset replacement write-off	1,797	1,294

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consulting fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), an affiliate of the Company, is a registered investment advisor and serves as a real estate advisor to large pension funds. The Company owns four taxable REIT subsidiaries which provide management and other services for the Company and third parties, collectively the Service Companies.

As of November 4, 2003, the Company owns, manages or is a joint venture partner in 107 apartment communities, consisting of 24,770 units, in twelve states. The Company owns and holds ownership interests, either directly or through subsidiaries, in 78 of those apartment communities, containing 18,313 units, in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company, or one of its subsidiaries, also manages or serves as asset manager for 29 communities, containing 6,457 units, and five commercial properties, containing in excess of 980,000 square feet, which are owned by large pension funds, non profit organizations or affiliated and unaffiliated third party owners.

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

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $330,000 and $442,000 at September 30, 2003 and December 31, 2002, respectively. If the fair value method had been applied to the stock option grants, the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net income and earnings per share for the periods ended September 30, 2003 and 2002 would have been as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net (loss) income	$ (3,576)	$ (2,060)	$ (11,442)	$ 3,345
Total stock compensation cost recognized	57	121	190	353
Total stock compensation cost had SFAS 123 been adopted	(87)	(194)	(278)	(574)
Proforma net (loss) income had SFAS 123 been adopted	$ (3,606)	$ (2,133)	$ (11,530)	$ 3,124

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (4,947)	$ (3,431)	$ (15,556)	$ (768)
Total stock compensation cost recognized	57	121	190	353
Total stock compensation cost had SFAS 123 been adopted	(87)	(194)	(278)	(574)
Pro forma net (loss) income had SFAS 123 been adopted	$ (4,977)	$ (3,504)	$ (15,644)	$ (989)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.26)	$ (.18)	$ (.80)	$ (.04)
Total stock compensation cost recognized	-	.01	-	.02
Total stock compensation cost had SFAS 123 been adopted	-	(.01)	(.01)	(.03)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.26)	$ (.18)	$ (.81)	$ (.05)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.26)	$ (.18)	$ (.80)	$ (.04)
Total stock compensation cost recognized	-	.01	-	.02
Total stock compensation cost had SFAS 123 been adopted	-	(.01)	(.01)	(.03)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.26)	$ (.18)	$ (.81)	$ (.05)

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" (the "Statement"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted this Statement effective January 1, 2003 and will no longer record gains or losses from the early extinguishment of debt as extraordinary items but will record them as a component of the Company's continuing operations. The Company has reclassified previously reported items to present them on the same basis, where applicable.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted Interpretation No. 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after December 15, 2003 to existing variable interest entities. The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has several joint venture arrangements where it is reasonably possible that such joint ventures will be determined to be variable interest entities in which the Company is considered to be the primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or make additional disclosures related to its involvement with the entity.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). This Statement establishes standards for the classification and measurement in a statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the Company. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable non-controlling interests, for which the classification and measurement provisions of the Statement will be deferred indefinitely pursuant to FASB Staff Position 150-3. The Company has determined that currently it has no instruments that are within the scope of SFAS No. 150.

Classification of Fixed Asset Additions

The Company considers recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets so as to maintain the property's value. The Company considers investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enable the Company to increase rents. The Company considers acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to the Company's portfolio.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress, including the cost of land, for the development of multifamily properties was $6.6 million and $5.9 million at September 30, 2003 and December 31, 2002, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is available for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $29,000 and $884,000 during the nine month periods ended September 30, 2003 and 2002, respectively.

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

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). The exchange was recorded on the Company's books as a non-monetary transaction in accordance with APB 29 "Accounting for Non-Monetary Transactions." There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earnings process. The assets exchanged were considered similar production assets and the historical costs were allocated to the properties based on relative fair value. Prior to the exchange, Gates Mills III was consolidated and therefore the operating results of this property are included in "Income from discontinued operations."

On April 24, 2002, the Company completed the sale of the Americana Apartments as noted above. The sales price was $18.5 million. The Company paid off the existing debt of $11.6 million and received net cash proceeds of $6.2 million. This resulted in a gain of $7.9 million which is included in "Income from discontinued operations."

On July 29, 2002, the Company completed the sale of Jennings Commons, a 50-unit Affordable Housing property located in Northeast Ohio. The sales price was $1.9 million. This resulted in a gain of $976,000 which is included in "Income from discontinued operations."

The Company sold two additional properties during the fourth quarter of 2002. The results of operations of these properties for the periods presented have been included in "Income from discontinued operations." Interest expense included in "Income from discontinued operations" is limited to interest on debt that was assumed by the buyer or that was required to be repaid as a result of the sale of an asset included in discontinued operations. No allocation of interest expense to discontinued operations has been made for corporate debt that is not directly attributable to, or related to, other operations of the Company. The following chart summarizes the "Income from discontinued operations" for the three and nine months ended September 30, 2002.

	For the	For the
	three months	nine months
	ended	ended
	September 30,	September 30,
	2002	2002
(In thousands)
Total property revenues	$ 314	$ 1,760
Total revenues	314	1,760

Property operating and maintenance expense	(177)	(1,067)
Real estate asset depreciation and amortization	(71)	(296)
Interest expense	(94)	(415)
Total expenses	(342)	(1,778)

Operating (loss) income	(28)	(18)
Gain on disposition of properties	955	8,836
Income from discontinued operations	$ 927	$ 8,818

4. DEBT

Conventional

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0%, which was 3.12% at September 30, 2003. This loan matures on July 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Company's Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through May 2004. The rate at September 30, 2003 was 3.19%. This loan matures on June 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the Prime Loan Rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% (3.24% at September 30, 2003) through November 2003.

Federal Insured Mortgage Debt

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage. The Company incurred a prepayment penalty and wrote off unamortized costs totaling $76,000 in connection with this prepayment. The $76,000 is included in "Interest expense" in the Company's Consolidated Statements of Operations.

Lines of Credit

On July 23, 2003, the Company replaced its $20.0 million line of credit with a new $15.0 million secured line of credit with a maturity date of July 31, 2006. Borrowings under this new line of credit bear interest at the rate of LIBOR plus 1.5% and are currently limited to $8.8 million. At September 30, 2003, there were $4.9 million of borrowings outstanding.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at September 30, 2003 or December 31, 2002. $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At September 30, 2003, letters of credit totaling $4.3 million have been issued against this line. On October 17, 2003, a $220,000 letter of credit related to Berkley Manor was canceled, see Note 13 for further information. The maturity date of this line of credit was recently extended for one year to December 31, 2004. There were no other material changes to the terms and conditions of this line of credit.

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

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the three and nine months ended September 30, 2003 was $420,000 and $1.3 million, respectively, which represented 1.0% of total Company revenues for both periods presented. The approximate amount of annual fee revenue generated by these investments is $1.7 million.

Information on the intangible asset is as follows:

Intangible Asset Subject to Amortization

			Net
			Intangible
	Intangible	Deferred	Asset
	Subject to	Tax	Subject to
(In thousands)	Amortization	Liability	Amortization
Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (663)	$ 4,742
Less: Accumulated amortization	(4,803)	560	(4,243)
Less: Impairment write off in 2002	(312)	46	(266)
Balance as of September 30, 2003	$ 290	$ (57)	$ 233

Estimated remaining amortization expense:
For the three months ended December 31, 2003	$ 96	$ (19)	$ 77
For the year ended December 31, 2004	194	(38)	156

The net amount of the intangible asset write down and amortization expense recorded for the three and nine months ended September 30, 2003 and 2002 was $78,000 and $235,000 and $234,000 and $469,000, respectively. There were no write downs in 2003.

Goodwill

The carrying amount of goodwill at September 30, 2003 was $1.7 million. The Company completed its annual review of goodwill during the quarter ended March 31, 2003. The review included the effect of the above mentioned advisory client directive to liquidate the client's real estate holdings. The Company used the discounted value of expected future cash flows to determine the fair value of the goodwill. Based on its analysis, the Company determined that the goodwill was not currently impaired. Therefore, there were no changes to the carrying amount of goodwill during the nine months ended September 30, 2003.

6. OPERATING PARTNERSHIP MINORITY INTEREST

In June 2003, 35,033 of the OP units were purchased for cash in the amount of $211,000, which represented a value of $6.02 per unit. These units had a recorded amount of approximately $800,000 when issued in connection with the purchase of real estate. The difference of the cash paid and the recorded amount was approximately $589,000 which reduced the recorded amount of the underlying real estate.

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

Summarized affiliate and joint venture transaction activity is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2003	2002	2003	2002

Property management fee and other
miscellaneous service revenues - affiliates	$ 413	$ 406	$ 1,218	$ 1,188
- joint ventures	76	45	217	392
Painting service revenues - affiliates	88	201	371	399
- joint ventures	166	122	260	256
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	1,039	959	2,888	2,867
- joint ventures	88	125	304	1,305
Interest income - affiliates	24	30	76	91
Interest expense - affiliates	(8)	(18)	(26)	(58)
- joint ventures	-	(1)	(2)	(7)

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.1 million and $2.2 million at September 30, 2003 and December 31, 2002, respectively.

Effective October 9, 2003, five properties owned by an affiliate were sold to an unrelated third party. The Company will continue to manage these five properties, however, from that date forward, the management fee revenue will no longer be classified as affiliate.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $77,000 and $329,000 at September 30, 2003, respectively, and $63,000 and $420,000 at December 31, 2002, respectively, and represented funds not yet repaid to the Company. The Company also holds funds for the benefit of affiliates and joint ventures which in the aggregate amounted to $3.5 million and $474,000 at September 30, 2003, respectively, and $3.3 million and $362,000 at December 31, 2002, respectively.

Notes Receivable

At September 30, 2003 and December 31, 2002, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.4 million (included in "Accounts and notes receivables-affiliates and joint ventures" in the Consolidated Balance Sheets) both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the nine months ended September 30, 2003 and 2002, the interest rates charged on these notes were approximately 3.0% and 3.6%, respectively. The Company recognized interest income of $76,000 and $91,000 for the nine months ended September 30, 2003 and 2002, respectively, relating to these notes.

Professional Services Agreements

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. The Company paid Gelber $31,000 during the nine months ended September 30, 2003. The Company is presently negotiating a renewal of that agreement.

During September 2003, Merit Painting Services, Inc. ("Merit"), a subsidiary of the Company, was retained by JAS Construction, Inc. ("JAS") under two subcontracts for the performance of certain rehabilitation work at two properties owned by an unrelated party. JAS is owned by the son of the Company's Chief Executive Officer. The total amounts of the subcontracts are yet to be determined because the contract prices are based upon per unit charges and the number of units where work to be performed is currently unknown. During the quarter ended September 30, 2003, $22,000 of revenue was reported in painting revenues in the Company's Consolidated Statements of Operations. As of September 30, 2003, $22,000 was still owed Merit and is included in "Accounts and notes receivable affiliates and joint ventures" in the Company's Consolidated Balance Sheets. Moreover, Merit anticipates it will enter into additional contracts with JAS as the general contractor for the performance of similar work at other properties owned by unrelated parties.

8. SHARES

On March 14, 2003 and May 7, 2003, the Company granted 3,770 and 2,404 of restricted shares, respectively, to executives of the Company under the annual incentive plan. These awards were made from the Company's Equity-Based Incentive Compensation Plan and the Year 2001 Equity Incentive Plan and were granted from treasury shares and vest in equal increments over three years from the date of the grant. On August 28, 2003, the Company granted 16,000 of restricted shares to Directors of the Company. This award was made from the Company's Year 2001 Equity Incentive Plan and was granted from treasury shares and vests in its entirety three years from the date of the grant. The Company's policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At September 30, 2003, the Company held 3,516,869 treasury shares at a cost of $31.8 million.

9. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128. There were 2.3 million and 2.4 million options to purchase common shares outstanding at September 30, 2003 and 2002, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss available to common shares before discontinued operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

10. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market Rate ("Market Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold. The Market Rate properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. Effective January 1, 2003, the Company revised its method of allocating expenses to its service companies. Previously the Company allocated an amount equal to 85.0% of the Management and Service Companies revenues as service companies expenses. The Company now identifies expenses which are directly associated with the management and service companies and classifies them as service companies expenses for the current and all prior periods. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of the Company's financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of the Company's liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the three months ended September 30, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 33,311	$ 2,359	$ 6,275	$ 41,945
Elimination of intersegment revenues	-	(71)	(4)	(2,098)	(2,173)
Consolidated revenues	-	33,240	2,355	4,177	39,772

Equity in net (loss) income of joint
ventures	(241)	(216)	3	-	(454)

*NOI	21	15,615	1,316	423	17,375

Total assets	16,487	655,571	9,232	32,385	713,675

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 5,794	$ 92,091	$ 7,039	$ 18,294	$ 123,218
Elimination of intersegment revenues	-	(203)	(10)	(6,278)	(6,491)
Consolidated revenues	5,794	91,888	7,029	12,016	116,727

Equity in net loss of joint ventures	(399)	(425)	(49)	-	(873)

*NOI	1,652	44,578	3,800	1,103	51,133

Total assets	25,581	646,477	9,232	32,385	713,675

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended September 30, 2002
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 33,624	$ 2,320	$ 8,395	$ 44,339
Elimination of intersegment revenues	-	(61)	(2)	(2,080)	(2,143)
Consolidated revenues	-	33,563	2,318	6,315	42,196

Equity in net loss of joint ventures	(149)	(267)	(7)	-	(423)

*NOI	11	17,071	1,278	98	18,458

Total assets	10,483	699,807	9,840	42,883	763,013

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2002
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ 3,599	$ 94,636	$ 7,007	$ 25,082	$ 130,324
Elimination of intersegment revenues	(1)	(170)	(9)	(6,110)	(6,290)
Consolidated revenues	3,598	94,466	6,998	18,972	124,034

Equity in net loss of joint ventures	(755)	(284)	(14)	-	(1,053)

*NOI	1,366	50,380	3,856	1,759	57,361

Total assets	20,701	689,589	9,840	42,883	763,013

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2003	2002	2003	2002

Total NOI for reportable segments	$ 17,375	$ 18,458	$ 51,133	$ 57,361
Depreciation and amortization	(8,743)	(8,887)	(26,185)	(25,829)
General and administrative expense	(1,566)	(1,830)	(4,845)	(5,387)
Interest expense	(10,172)	(10,231)	(30,614)	(30,482)
Gain on disposition of properties	-	-	-	216
Equity in net loss of joint ventures	(454)	(423)	(873)	(1,053)
Minority interest in operating partnership	(16)	(74)	(58)	(299)
Income from discontinued operations	-	927	-	8,818
Consolidated net (loss) income	$ (3,576)	$ (2,060)	$ (11,442)	$ 3,345

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

12. GUARANTEES

In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. The Company has also guaranteed the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003. The Company has recorded no liability in relation to this guarantee at September 30, 2003. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at September 30, 2003. At September 30, 2003, the Company also had a guarantee obligation under a $220,000 letter of credit with regards to certain construction work at Berkley Manor. This obligation was canceled October 17, 2003 in connection with the sale of Berkley Manor on that date. See Note 13 for further information.

13. SUBSEQUENT EVENTS

On September 16, 2003, the Company declared a quarterly dividend of $0.17 per common share which was paid on November 1, 2003 to shareholders of record on October 15, 2003.

On October 17, 2003, the Company completed the sale of its partnership interest in a 252 unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of approximately $2.0 million and a $491,000 note. The Company will record a gain of approximately $1.0 million in the quarter ending December 31, 2003.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" (the "Statement"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted this Statement effective January 1, 2003 and will no longer record gains or losses from the early extinguishment of debt as extraordinary items but will record them as a component of the Company's continuing operations. The Company has reclassified previously reported items to present them on the same basis, where applicable.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted Interpretation No. 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after December 15, 2003 to existing variable interest entities. The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has several joint venture arrangements where it is reasonably possible that such joint ventures will be determined to be variable interest entities in which the Company is considered to be the primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or make additional disclosures related to its involvement with the entity.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). This Statement establishes standards for the classification and measurement in a statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the Company. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable non-controlling interests, for which the classification and measurement provisions of the Statement will be deferred indefinitely pursuant to FASB Staff Position 150-3. The Company has determined that currently it has no instruments that are within the scope of SFAS No. 150.

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

The Company anticipates the following material commitments for capital expenditures for the balance of 2003:

  $2.3 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and improvements to property common area parking lots, roofs and similar items in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow provided by operating activities;

  $2.4 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit; and

  $233,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit.

Significant sources and uses of cash for the nine months ended September 30, 2003 and 2002 are summarized as follows:

Cash Sources (Uses):

	For the nine months
	ended September 30,
(In thousands)	2003	2002

Net cash from operating activities	$ 21,662	$ 17,393
Real estate and fixed asset additions	(9,785)	(11,064)
Net proceeds from sales of properties	-	24,456
Purchase of operating partnership units	(211)	(1,904)
Contributions/distributions related to joint ventures	475	(767)
Increases (decreases) in debt-net	4,641	(10,904)
Payment of debt procurement costs	(54)	(97)
Cash dividends and operating partnership distributions paid	(14,110)	(19,045)
Treasury share transactions	(68)	408
Cash increase (decrease)	$ 2,550	$ (1,524)

Net cash provided by operating activities increased 24.6% for the nine months ended September 30, 2003, when compared to the same period in 2002. The primary reason for this increase was a $7.8 million reduction of restricted cash resulting primarily from the receipt in 2003 of funds from replacement reserve escrows while in 2002, the Company deposited $6.2 million in escrow from the sale of the Americana Apartments for the potential purchase of a similar property. Additionally, other operating assets and liabilities consisting mainly of deferred charges and prepaid expenses decreased $3.5 million during the comparison periods. Partially offsetting these positive variances was a negative variance of an approximate $5.7 million due to an increase in net loss after adjustment for gains of $9.1 million on sales of properties. The increase in net loss is discussed in the Results of Operations comparison.

Net cash flows used for investing activities of $9.5 million for the nine months ended September 30, 2003 represents a change of $20.2 million compared to the cash flows provided by investing activities of $10.7 million during the same period in 2002. This change was primarily the result of $24.5 million of net proceeds from the sale of operating properties in 2002. There were no sales of wholly owned properties during the nine months ended September 30, 2003. This change was partially offset by a reduction of $1.3 million in 2003 for fixed asset additions when compared to 2002.

Net cash flows used for financing activities of $9.6 million for the nine months ended September 30, 2003 represents a reduction of $20.0 million compared to the same period in 2002. This decrease in cash used was primarily due to a reduction of $19.9 million of principal payments on secured debt in 2003 as 2002 included the repayment of a maturing mortgage and the payoff of the mortgage loan in connection with the sale of the Americana Apartments. Additionally, the common share dividends paid in 2003 were $4.7 million lower when compared to 2002 as a result of the reduction in the common share dividend to $0.17 per share per quarter from $0.25 per share per quarter.

On July 23, 2003, the Company replaced its $20 million line of credit with a new $15.0 million line of credit. This line of credit matures on July 31, 2006. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5% and are currently limited to $8.8 million. There were borrowings of $4.9 million outstanding at September 30, 2003 on this line. The Company also has a $14.0 million line of credit of which there were no borrowings outstanding at September 30, 2003 or December 31, 2002. A portion of this line of credit, $1.6 million, is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. As of November 4, 2003, letters of credit totaling $4.1 million have been issued against this line. The maturity date of this line of credit was recently extended for one year to December 31, 2004. There were no other material changes to the terms and conditions of this line of credit.

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The rate at September 30, 2003 was 3.12%. This loan matures on July 1, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at this property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this repayment, which is included in "Interest expense" in the Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through May 2004. The rate at September 30, 2003 was 3.19%. This loan matures on June 1, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at this property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. The Company has also guaranteed the payment of a $30.0 million construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2003. The Company has recorded no liability in relation to this guarantee at September 30, 2003. The Company has guaranteed the payment of a $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at September 30, 2003.

As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. The Company has redeemed, at the request of certain limited partners, 429,009 of the original 522,032 OP units, with 35,033 of the redemptions taking place in the nine months ended September 30, 2003 and 335,000 of the redemptions taking place in the year ended December 31, 2002. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 97.0%. The remaining 93,023 OP units have a carrying value of $2.2 million.

Acquisitions/Dispositions of Multifamily Properties

Dispositions: On October 17, 2003, the Company completed the sale of its partnership interest in a 252 unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of approximately $2.0 million and a $491,000 note. The Company will record a gain of approximately $1.0 million in the quarter ended December 31, 2003.

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was approximately $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

Advisory Dispositions: The Company has entered into a contract on behalf of an advised client to sell a commercial property consisting of approximately 139,000 square feet. The fee revenue received from the asset management of this property during the three and nine months ended September 30, 2003 was $27,000 and $76,000, respectively. The approximate amount of annual asset management fee revenue generated by this property is $101,000. The sale of this property was completed November 6, 2003.

Potential Advisory Dispositions: On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments, (it is anticipated that closings of these transactions will begin to occur in the fourth quarter of 2003), the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the three and nine months ended September 30, 2003 was $420,000 and $1.3 million, respectively, which represented 1.0% of total revenues for both periods presented. The approximate amount of annual fee revenue generated by these investments is $1.7 million.

At the end of October 2003, MIG was informed by an advisory client that it intends to buy out its joint venture partner and sell three of the commercial assets that MIG asset manages on their behalf. The sale of these assets is expected to be completed in the first half of 2004. MIG expects that it will have the opportunity to reinvest the proceeds of these sales with replacement assets; however, if MIG is unsuccessful in replacing all or a substantial portion of these assets, asset management fee revenue will be adversely impacted. The three assets generate asset management fees of approximately $400,000 per year.

Development: In July 2003, the Company and its pension fund joint venture partner completed the construction of Courtney Chase Apartments, a 288 unit development located in Orlando, Florida. As of September 30, 2003, 196 units had been leased. The Company is a 24.0% partner in this project.

Market Rate Multifamily Properties

The Company's Market Rate Multifamily Properties ("Market Rate") continue to be impacted by declines in market fundamentals and increased operating costs in most of the markets in which the Company operates. For the nine months ended September 30, 2003, Market Rate properties' total revenues declined 2.6% and total property operating expenses increased 7.4%. For the three months ended September 30, 2003, Market Rate properties' total revenues declined 1.0% and total property operating expenses increased 6.9%. These variances include the properties that had been classified in the Acquisition/Disposition segment during the three months ended September 30, 2002, but have been transferred to the Market Rate segment in the three months ended September 30, 2003.

Dividends

On September 16, 2003, the Company declared a dividend of $0.17 per common share which was paid on November 1, 2003 to shareholders of record on October 15, 2003.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002

In the following discussion of the comparison of the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002, Market Rate properties refer to the Same Store Market Rate property portfolio. Market Rate properties represent 60 wholly owned properties. Acquired/Disposed properties represent two properties acquired in 2002 and properties that have been sold. Affordable Housing properties represent 12 properties subject to HUD regulations.

Overall, total revenues decreased 5.7% and 5.9% for the three and nine months ended September 30, 2003, respectively, and total expenses decreased 4.1% and 0.9% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. Net loss applicable to common shares increased $1.5 million and $14.8 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. This increase was primarily the result of the recognition of gains on sales of properties of $1.0 million for the three months and $8.8 million for the nine months ended September 30, 2002. These gains are included in "Income from discontinued operations" in the Consolidated Statements of Operations in the three and nine month periods ended September 30, 2002, respectively. There were no sales of wholly owned properties in the three or nine month periods ended September 30, 2003. In addition, a decline in revenues of $2.4 million and $7.3 million when comparing the three and nine month periods ended September 30, 2003 to the same periods ended September 30, 2002, respectively, also contributed to the increased losses.

Rental Revenues: Rental revenues decreased 0.9% and 0.6% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. The primary reason for the decrease when comparing the three months 2003 to the three months 2002 was due to a decline in the average net rent collected per unit (gross potential rents less vacancies and allowances divided by total number of units) which was $669 in 2003 compared to $677 in 2002. Offsetting this decline was an increase in economic occupancy (potential rent less vacancies and allowances divided by potential rent) to 85.7% from 85.4% and an increase in physical occupancy (number of units occupied divided by total number of units) to 93.7% from 91.2%. The primary reason for the decrease when comparing the nine months 2003 to the nine months 2002 was due to a drop in economic occupancy to 83.1% in 2003 from 85.9% in 2002. Offsetting this decline was an increase in physical occupancy to 93.7% in 2003 from 91.2% in 2002.

Other Revenues: Property management fees and reimbursements and asset management fees decreased 37.5% and 40.2% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. These decreases were primarily the result of the loss of fees and reimbursements associated with the transfer to another advisor of management and advisory contracts for 11 advised properties in the fourth quarter of 2002 and the loss of nine other individual property management contracts during 2002. The reduction in direct property, management expense reimbursements was offset by an identical reduction in expenses since these expenses, which are primarily payroll related expenses, are included in the same amount in both revenues and expenses.

Property Operating and Maintenance Expenses: Property operating and maintenance expenses increased 6.4% and 10.6% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. The increase was primarily attributable to an increase in real estate taxes and insurance resulting from increases in assessed property values and millage rate increases at certain properties and increased insurance rates. Repair and maintenance expenses increased in both the three and nine month periods primarily as a result of increased unit turnover expenses and landscaping costs. Utility expenses increased 15.8% for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 primarily due to the increased gas consumption as a result of the colder winter and spring in 2003 that affected the Company's northern portfolio, and also an increase in the gas rates.

Other Expenses: Direct property management and service companies expenses decreased 44.1% and 41.1% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. These decreases, as stated above, were primarily the result of the loss of the third party management contracts during 2002 including the impact of the associated reduction in personnel.

Equity in Net Loss of Joint Ventures: The combined equity in net loss of joint ventures increased 7.3% and decreased 17.1% for the three and nine months ended September 30, 2003, respectively, when compared to the same periods ended September 30, 2002. The decrease in the nine month period was primarily due to a gain of $450,000 recognized on the sale of a property on April 17, 2003, in which the Company was a 50.0% partner. This gain was partially offset by increased losses at two properties located in Atlanta, Georgia, in which the Company is a 49.0% partner. One of these properties is still in the lease up stage, as the final 455 units were completed and made available for lease during 2002. The second property continues to experience difficulty in increasing its occupancy.

Index

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the periods ended September 30, 2003 and 2002.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2003	2002	2003	2002

Beneficial interests in joint venture operations
Rental revenue	$ 1,233	$ 840	$ 3,354	$ 4,004
Cost of operations	780	567	2,130	2,802
	453	273	1,224	1,202
Interest income	1	2	2	5
Interest expense	(404)	(362)	(1,180)	(1,242)
Depreciation	(455)	(335)	(1,248)	(1,020)
Amortization	(49)	(14)	(121)	(30)
Loss before income from discontinued operations	(454)	(436)	(1,323)	(1,085)
Income from discontinued operations
Operating income	-	13	-	32
Gain on disposition of property	-	-	450	-
Income from discontinued operations	-	13	450	32
Net (loss) income	$ (454)	$ (423)	$ (873)	$ (1,053)

The primary reason for the increase in rental revenue and cost of operations for the three months ended September 30, 2003 compared to the same period in 2002 was the completion in July 2003 of the Courtney Chase Apartments located in Orlando, Florida.

The primary reason for the decrease in rental revenue and cost of operations for the nine months ended September 30, 2003 compared to the same period in 2002 was the April 2002 joint venture exchange. As a result of this exchange, four properties in which the Company had been a joint venture partner and whose results of operations are included in the 2002 amounts, are no longer joint venture investments and as such, no activity was included for 2003. Three of these properties became wholly owned by the Company of which one was subsequently sold, and the Company relinquished its ownership interest in the fourth property.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of September 30, 2003, the fair market value of the Company's debt increased approximately $4.1 million or 0.6%, primarily as a result of an increase in total debt of $4.6 million which was partially offset by a decrease in interest rates, since December 31, 2002.

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

Our Chief Executive Officer and Chief Financial Officer have as of the end of the period covered by this quarterly report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no significant changes in our internal controls that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K-I added Exhibits 4.13d and 4.15

(a) Exhibits

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.13c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.13d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13d to Form 10-Q filed herewith.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

4.15	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to From 10-Q filed herewith.

10.	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Exhibit 32 to Form 10-Q filed herewith.

(b) Reports on Form 8-K.

A Current Report on Form 8-K dated July 31, 2003.

Item 12. Regulation FD Disclosure - Earnings press release for the quarter ended June

30, 2003.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 10, 2003	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer