Form 10-K
period 2003-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2004-03-05
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes [x] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, was $113.6 million as of June 30, 2003.

The number of Common Shares outstanding as of March 3, 2004 was 19,514,526.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement for the Annual Meeting
of Shareholders to be held on May 5, 2004 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was incorporated in the state of Ohio in July 1993 to continue the business of the Associated Estates Group ("AEG") which was in the business of acquiring, developing and operating multifamily assets. The Company became a publicly traded company through an initial public offering ("IPO") of its common shares in November 1993 and is currently traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC." The Company's headquarters is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and an adjacent 3.7 acre parcel of land suitable for further development or expansion, both of which are owned by the Company under a ground lease.

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. The Company owns three taxable REIT subsidiaries (previously, the Company had four taxable REIT subsidiaries; however, effective December 31, 2003, the Company merged two taxable REIT subsidiaries into one), which provide management and other services for the Company and third parties (collectively the "Service Companies"). As of March 1, 2004, the Company owns or property manages 106 apartment communities in twelve states consisting of 24,022 units. The Company owns, either directly or through subsidiaries, or holds ownership interests in 78 of the 106 apartment communities containing 18,313 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company, or one of its subsidiaries, also property manages 28 communities in which it does not have an ownership interest, consisting of 5,709 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186 unit apartment community and one commercial property containing approximately 145,000 square feet. The managed properties are owned by large pension funds, non-profit organizations, affiliated or non-affiliated third party owners. (See Item 2 for a complete listing of the Company's Portfolio). The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, and an Operating Partnership structured as a DownREIT, which is 97.0% owned by the Company.

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

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this Form 10-K. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting direct property management and service companies expense, and painting service expense from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. Effective January 1, 2003, the Company revised its method of allocating expenses to its service companies. Previously, the Company allocated an amount equal to 85.0% of the Management and Service Companies revenues as service companies expense. The Company now identifies expenses which are directly associated with the management and service companies and classifies them as service companies expense for the current and all prior periods. NOI should not be considered as an alternative to net income determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner. See Part II, Item 6 of this Form 10-K for a reconciliation of NOI to the Company's net income.

See Note 17 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

Acquisition/Disposition. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first) and properties that have been sold. During 2003, two owned properties were classified in this segment; however, effective January 1, 2004, these two properties are now considered Market Rate properties. Also, two of the Company's joint venture properties and the two joint venture properties that the Company and its partners disposed of during 2003 were classified in this segment. Effective January 1, 2004, one of these joint venture properties is now considered a Market Rate property. During 2003, approximately 3.1% of the total NOI of the Company was generated by this segment.

Market Rate. The Market Rate Properties are same store wholly owned conventional multifamily residential properties. As of March 1, 2004, the Company has 62 owned properties, two of which are the properties referenced above that were moved to this segment effective January 1, 2004 and two of which are congregate care facilities, classified in this segment. Additionally, two of the joint venture properties, one of which is the property referenced above, in which the Company has an investment is classified in this segment. During 2003, approximately 86.8% of the total NOI of the Company was generated by this segment.

Affordable Housing. The Affordable Housing Properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by U.S. Department of Housing and Urban Development ("HUD") pursuant to Section 8 of the National Housing Act of 1937. As of March 1, 2004, the Company has 12 wholly owned properties classified in this segment. Additionally, one of the joint venture properties in which the Company has an investment is classified in this segment. During 2003, approximately 7.3% of the total NOI of the Company was generated by this segment.

Management and Service Operations. The Management and Service Operations provide management and advisory services to the Acquired, Market Rate and Affordable Housing properties owned or partially owned by the Company, as well as to non-owned properties managed by the Company. During 2003, approximately 2.8% of the total NOI of the Company was generated by this segment.

STRATEGY

Overall Portfolio Strategy. The Company's primary business objectives are to maximize NOI and to increase the value of the Company's owned and managed properties. The Company's operating strategy is designed to achieve these objectives. One focus of this operating strategy is to maximize funds from operations, thereby enhancing value through (i) rental rate increases to the extent that competitive conditions permit; (ii) emphasis on expense controls consistent with the proper maintenance of the properties; and (iii) strategic capital investments including changing the composition of the portfolio in order to increase the competitive position of the portfolio.

The Company's disciplined business planning for each property and its annual budgeting process, complemented by its capital expenditure program, allow the Company to identify opportunities across the portfolio, thereby maximizing long term wealth creation.

Disposition/Acquisition. The Company has successfully disposed of over 14 Company owned properties during the last three years generating gross sales proceeds in excess of $100.0 million at an aggregate gain of approximately $16.9 million. Most of these were smaller properties located in Northeast or Central Ohio. Others were located in markets where the Company did not have a significant presence.

Market Rate Properties. The consistent goal for the wholly owned portfolio of multifamily assets is income and value enhancement through reinvestment in these assets. Internal growth is achieved through realization of all marginal revenue opportunities, contained operating expenses and efficient management. Management believes development opportunities available to the Company will enhance the income potential to the Company. The general investment goals include institutional quality properties in rent growth locations of major metropolitan markets.

The Company plans to continue its ongoing practice of regular maintenance and periodic renovation.

Affordable Housing. The Company's wholly owned portfolio, as of March 1, 2004, includes 12 Affordable Housing Properties (comprised of 1,246 units) that have been part of the portfolio since the IPO.

Although rent growth in these properties is limited due to regulatory restrictions, these properties have provided a stabilizing influence on the portfolio. Additionally, the Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 21 affordable housing properties (3,797 units) owned by third parties.

Fee Management/Advisory Business. Over the years, the Company has applied its management approach to the management of properties for third parties. The Company believes that third party property management broadens the Company's knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while generating fee income.

Financing and Leverage. As of December 31, 2003, conventional mortgages payable, which totaled $533.8 million, were comprised of 54 non-recourse loans, each of which was collateralized by the respective real estate and resident leases. Federally insured mortgage debt, which totaled $4.6 million, encumbered two of the properties at December 31, 2003 (including one property that was funded through Industrial Development Bonds). The Company's $14.0 million line of credit is secured by two properties. Outstanding letters of credit totaling $4.1 million and a $1.6 million credit risk sublimit relative to derivative transactions currently limit the amount available under this line of credit to $8.3 million. There were no borrowings outstanding under this line at December 31, 2003 or at December 31, 2002. During 2003, the Company replaced its $20.0 million secured line of credit with a new $15.0 million secured line of credit, which is secured by one property. Borrowings under this new line of credit are currently limited to $8.9 million. At December 31, 2003, there were $5.0 million of borrowings outstanding under this line of credit. There were no borrowings outstanding at December 31, 2002 under the old line of credit.

Additionally, the Company had one Medium-Term Note outstanding with a balance of $105,000 at December 31, 2003. This note is unsecured.

INCOME TAXES

See Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

COMPETITIVE CONDITIONS

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K.

CUSTOMERS

The business of the Company, taken as a whole, is not dependent upon any single customer or a few customers.

EMPLOYEES

At March 2, 2004, the Company employed approximately 772 people. Satisfactory relations have generally prevailed between the Company and its employees.

AVAILABLE INFORMATION

Shareholders may obtain, free of charge from the Company's Internet site at http://www.aecrealty.com, a copy of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission ("SEC").

REPORTS TO SECURITY HOLDERS

The Company issues annual reports to its security holders which contain financial statements.

Item 2. The Properties

Company's Portfolio. The following table represents the Company's portfolio as of March 1, 2004, which consists of properties owned, directly or indirectly, by the Company or by a subsidiary of the Company, properties in which the Company is a joint venture partner and properties managed by the Company and its subsidiaries.

	Total Number	Total Number
Owned by the Company:	of Properties	of Units

Market Rate Properties:
Arizona	1	204
Florida	3	1,128
Georgia	2	706
Indiana	3	836
Maryland	3	667
Michigan	11	2,888
North Carolina	1	276
Ohio	36	8,551
Pennsylvania	1	468
Texas	1	104
	62	15,828
Affordable Housing Properties:
Ohio	12	1,246
Total owned by the Company	74	17,074

Joint Ventures:
Acquired Market Rate Properties:
49.0% owned - Georgia	1	535
24.0% owned - Florida	1	288
	2	823
Market Rate Properties:
49.0% owned - Georgia	1	308
Affordable Housing
50.0% owned - Ohio	1	108
Total joint ventures	4	1,239

Management and Service Operations:
Managed for Pension Fund Clients:
Market Rate Properties:
Colorado	2	680
Illinois	1	340
Michigan	1	301
Pennsylvania	1	396
	5	1,717
Managed for Other Third Parties:
Affordable Housing:
Ohio	16	3,195
Pennsylvania	4	494
	20	3,689
Market Rate:
Ohio	3	303
	23	3,992
Total managed properties	28	5,709
Total Portfolio	106	24,022

Other Properties:		Units/Square Feet
Property Managed for Third Parties:
Commercial
Ohio	1	270,000
Asset Managed for Third Parties:
Multifamily
Texas	1	186
Commercial
California	1	145,000
	3

			Anticipated
	Location	Units	Completion

Undeveloped Land Parcels:		Acres
Aspen Lakes Land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve Land	Battle Creek, MI	4.3	On Hold
Westlake Land	Westlake, OH	39.0	On Hold
Wyndemere Land	Franklin, OH	10.0	On Hold
Total Undeveloped Land Parcels		72.8

Noteholder Interest. The Company acquired a Noteholder Interest with respect to a property in connection with its IPO in 1993 in which one of the principals of the Company has a general partnership interest. The Note was placed on the Company's books at a value of zero. Therefore, the Company has not recorded any interest income as the noteholder. Additionally, should the Company foreclose on the Note, there would be no effect on the Company's books as the Note has a zero value. The Company is effectively entitled to all cash flow from the property by virtue of its Noteholder Interest. The Company placed the property on its books as a result of having full economic benefit and control of the property's operations. For further information concerning this property, reference is made to Note 9 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Indebtedness Encumbering the Properties. The Company has financed and, in many cases, refinanced the acquisition, development and rehabilitation of its properties with a variety of sources of mortgage indebtedness. Two of the mortgages are insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act (reference is made to Affordable Housing in Item 1). Currently, the Company has 56 properties (all Market Rate properties) which are encumbered by debt totaling $538.4 million, three properties which secure lines of credit and 15 properties (3 Market Rate properties, one of which may be sold pursuant to a purchase agreement (as referenced in Note 18 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K) and 12 Affordable Housing properties) which are unencumbered.

Item 3. Legal Proceedings

For information concerning current legal proceedings, reference is made to Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

The following information regarding executive officers of the Company is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	52	Chairman of the Board, President and Chief Executive Officer
Martin A. Fishman	62	Vice President, General Counsel and Secretary
Lou Fatica	37	Vice President, Treasurer and Chief Financial Officer

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

Lou Fatica joined the Company in 1999 as Controller, and was promoted to Vice President-Controller during 2000. Mr. Fatica is a Certified Public Accountant (CPA), member of the American Institute of Certified Public Accountants (AICPA), and the Ohio Society of CPA's. On March 15, 2001, Mr. Fatica became Vice President, Treasurer and Chief Financial Officer of the Company and effective September 30, 2002, Mr. Fatica assumed the role of Chief Financial Officer of MIG.

In addition to the executive officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management with the Company as indicated:

Barbara E. Hasenstab, Vice President of Investor Relations and Corporate Communications, joined the Company in 1996 as Director of Investor Relations and was elected Vice President of Investor Relations in 1998. Ms. Hasenstab has 25 years of experience in investor relations, is a member of the National Investor Relations Institute and is 50 years old.

Daniel L. Powers joined the Company in 1998. He is currently Vice President of Operations and is responsible for the Market Rate properties owned and managed by the Company. Mr. Powers has been involved in multifamily property management for 24 years. Mr. Powers is a Certified Property Manager and is 50 years old.

Nan R. Zieleniec joined AEG in 1990 and was elected Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration and national training. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and is 45 years old.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are traded on the New York Stock Exchange under the trading symbol "AEC."

The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the New York Stock Exchange (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2003		2002		2003	2002
	High	Low	High	Low

First Quarter	$6.88	$5.15	$ 10.23	$ 9.26	$0.17	$ 0.25
Second Quarter	6.57	5.74	10.69	9.50	0.17	0.25
Third Quarter	6.59	5.80	10.35	7.65	0.17	0.25
Fourth Quarter	7.45	6.36	7.90	5.40	0.17	0.17
					$0.68	$ 0.92

On March 2, 2004, there were approximately 917 holders of record of the Company's common shares.

For information concerning security ownership of certain beneficial owners and management and related shareholder matters, reference is made to Part III, Item 12 of this report on Form 10-K.

The Company maintains a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares of the Company. Under the plan, the plan agent purchases common shares in the open market on behalf of participating shareholders.

Item 6. Selected Financial and Other Data

The following tables set forth selected financial and other data for the Company on a consolidated basis. The historical financial information contained in the tables has been derived from and should be read in conjunction with (i) the consolidated financial statements and notes thereto of the Company and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company both included elsewhere herein.

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly rental revenues)
	2003	2002	2001	2000	1999
Operating Data:
Revenues
Rental	$ 136,743	$ 137,028	$ 139,087	$ 140,457	$ 140,227
Property and asset management, acquisition and
disposition fees and reimbursements	14,053	20,142	23,471	21,675	23,075
Painting services	2,827	1,642	2,196	1,530	1,524
Other	3,702	3,542	4,122	3,191	2,884
Total revenues	157,325	162,354	168,876	166,853	167,710

Expenses and charges	168,320	168,644	170,270	169,393	169,107

(Loss) income before gain on disposition of properties and
land, net, equity in net (loss) income of joint ventures, gain on sale of partnership interest, minority interest, income
from discontinued operations, and cumulative effect of
a change in accounting principle	(10,995)	(6,290)	(1,394)	(2,540)	(1,397)
Gain on disposition of properties and land, net	-	227	7,047	7,512	19,630
Equity in net (loss) income of joint ventures	(1,157)	(1,627)	(328)	(164)	585
Gain on sale of partnership interest	1,314	-	-	-	-
Minority interest expense	(75)	(324)	(478)	(400)	(241)
(Loss) income from continuing operations	(10,913)	(8,014)	4,847	4,408	18,577
Income from discontinued operations:
Operating (loss) income	-	(167)	60	534	813
Gain on disposition of properties, net	-	9,660	-	-	-
Income from discontinued operations	-	9,493	60	534	813
Cumulative effect of a change in accounting principle	-	-	-	-	4,319
Net (loss) income	(10,913)	1,479	4,907	4,942	23,709
Preferred share dividends	(5,484)	(5,485)	(5,484)	(5,484)	(5,484)
Net (loss) income applicable to common shares	$ (16,397)	$ (4,006)	$ (577)	$ (542)	$ 18,225

Earnings per common share - Basic:
(Loss) income from continuing operations applicable to
common shares	$ (.85)	$ (.70)	$ (.03)	$ (.05)	$ .59
Income from discontinued operations	-	.49	-	.02	.04
Cumulative effect of a change in accounting principle	-	-	-	-	.20
Net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.03)	$ (.03)	$ .83
Weighted average number of common shares outstanding	19,401	19,343	19,415	19,733	22,051
Earnings per common share - Diluted:
(Loss) income from continuing operations applicable to
common shares	$ (.85)	$ (.70)	$ (.03)	$ (.05)	$ .59
Income from discontinued operations	-	.49	-	.02	.04
Cumulative effect of a change in accounting principle	-	-	-	-	.20
Net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.03)	$ (.03)	$ .83
Weighted average number of common shares outstanding	19,401	19,343	19,415	19,733	22,053

Dividends declared per common share	$ .68	$ .92	$ 1.25	$ 1.25	$ 1.125

Cash flow data:
Cash flow provided by operations	$ 28,758	$ 32,897	$ 26,845	$ 31,618	$ 40,130
Cash flow (used for) provided by investing activity	(11,509)	13,260	(7,983)	(16,892)	(9,140)
Cash flow (used for) provided by financing activity	(15,937)	(48,421)	(16,264)	(50,545)	4,361

	2003	2002	2001	2000	1999
Other Data:
Net Operating Income (a) (d)	$ 70,676	$ 75,998	$ 81,692	$ 83,063	$ 80,539
Total properties (at end of period) - includes joint ventures	78	79	84	90	93

Total multifamily units (at end of period) - includes joint ventures	18,313	18,313	19,807	20,738	20,103
Average monthly rental revenues per multifamily unit	$ 670	$ 659	$ 653	$ 646	$ 633
Physical occupancy (b)	92.7%	87.4%	90.5%	91.5%	93.4%

Balance Sheet Data at December 31:
Real estate assets, net	$ 661,585	$ 683,058	$ 716,079	$ 742,183	$ 777,072
Total assets	704,793	735,303	775,624	819,559	882,810
Total debt (c)	543,496	540,498	552,069	568,177	579,186
Total shareholders' equity	121,428	150,865	171,996	196,456	238,182

(a) The Company evaluates the performance of its reportable segments based on NOI. NOI is determined by deducting property operating and maintenance expenses, direct property management and service companies expenses and painting service expense from total revenues. The Company considers NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service company at the property and management and service company level and is used to assess regional property and management and service company level performance. NOI should not be considered an alternative to net income as a measure of performance or cash generated from operating activities in accordance with GAAP and, therefore, it should not be considered indicative of cash available to fund cash needs. Other real estate companies may define NOI in a different manner.

(b) Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(c) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $26,406, $32,659, $42,245, $24,986, and $17,249 at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(d) Reconciliation of NOI to net (loss) income:

	2003	2002	2001	2000	1999
Net Operating Income	$ 70,676	$ 75,998	$ 81,692	$ 83,063	$ 80,539
Depreciation and amortization	(34,828)	(34,431)	(33,878)	(33,901)	(33,763)
General and administrative expense
excluding service companies expense	(6,084)	(7,016)	(6,964)	(7,849)	(9,337)
Interest expense	(40,759)	(40,841)	(42,244)	(43,853)	(38,836)
Gain on disposition of properties and land, net	-	227	7,047	7,512	19,630
Equity in net (loss) income of joint ventures	(1,157)	(1,627)	(328)	(164)	585
Gain on sale of partnership interest	1,314	-	-	-	-
Minority interest in operating partnership	(75)	(324)	(478)	(400)	(241)
Income from discontinued operations:
Operating (loss) income	-	(167)	60	534	813
Gain on disposition of properties, net	-	9,660	-	-	-
Cumulative effect of a change in accounting principle	-	-	-	-	4,319
Net (loss) income	$ (10,913)	$ 1,479	$ 4,907	$ 4,942	$ 23,709

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects", "projects", "believes", "plans", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance of these forward-looking statements, which speak only as of the date of the document. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

  changes in economic conditions in the markets in which the Company owns and manages properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

  risks of a lessening of demand for the multifamily units owned or managed by the Company;

  competition from other available multifamily units and change in market rental rates;

  increases in property and liability insurance costs;

  changes in government regulations affecting the Affordable Housing Properties and other properties operated by the Company;

  changes in or termination of contracts relating to third party management and advisory business;

  inability to renew current Housing Assistance Payment ("HAP") contracts at existing rents;

  weather and other conditions that might adversely affect operating expenses;

  expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, and real estate tax valuation reassessments;

  inability of the Company to achieve anticipated reductions in operating expenses and increases in revenues;

  the results of litigation filed or to be filed against the Company;

  risks related to the Company's joint ventures; and

  risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage.

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and management services to third party owners of multifamily residential units for which the Company is paid fees. Approximately 87% of the Company's consolidated revenues are generated from the leasing of the owned residential units. Approximately 90% of the revenues generated by the owned properties are related to Market Rate properties. The operating performance of the properties and cash flows from operations, particularly the Market Rate properties, have been impacted by low mortgage rates, which have resulted in an increase in home purchases by existing and potential apartment residents, the overall weak economy and related unemployment rates. Increasing insurance costs and real estate taxes across the multifamily housing industry have also increased property operating expenses and reduced cash flows from operations.

The Company's total rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels, which the Company attempts to adjust from time to time in order to maintain projected revenues. Indicators that the Company uses in measuring these factors include average economic occupancy, physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations Comparison.

For 2004, the Company expects its performance to be driven primarily by improvements in the market rate portfolio. The Company expects to increase net collected rents within a range of 2.0% to 2.5% for the year, by focusing on reducing the amount of rent concessions while maintaining the physical occupancy levels achieved at the end of the fourth quarter of 2003. The Company anticipates a reduction in property operating expenses of approximately 3.0% to 3.5%, which it expects to accomplish through continued careful management of controllable expenses. As a result, the Company anticipates growth in NOI for the market rate portfolio in the range of 6.5% to 8.5% for the year 2004. The Company does not anticipate changes in acquisition, disposition or development activity in 2004 that would materially change these expected results.

Federal Income Taxes. The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing the Company continues to qualify as a REIT, it will generally not be subject to federal income tax on net income. However, the Company's Service Companies are subject to federal income tax.

On December 17, 1999, as part of a larger bill, the REIT Modernization Act ("RMA") was signed into law. Effective beginning January 1, 2001, the RMA amended the tax rules relating to the composition of a REIT's assets. Under prior law, REIT's were precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT. Beginning in 2001, a REIT will generally remain subject to this current restriction and will also be precluded from owning more than 10.0% of the value of all securities of any one issuer.

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

LIQUIDITY AND CAPITAL RESOURCES

Long Term Contractual Obligations. The following table summarizes the Company's long term contractual obligations at December 31, 2003.

	Payments Due In
(In thousands)					2009 and
Contractual Obligations	Total	2004	2005 - 2006	2007 - 2008	Later Years
Debt	$ 546,145	$ 30,854	$ 47,697	$ 131,968	$ 335,626
Capital lease obligations	147	85	62	-	-
Operating leases	4,779	284	400	304	3,791
Purchase obligations	7,745	7,319	405	21	-
Total	$ 558,816	$ 38,542	$ 48,564	$ 132,293	$ 339,417

Debt. Debt includes principal payments on all property specific mortgages, lines of credit, medium-term notes of the Company, and accrued interest at December 31, 2003, but not any interest for subsequent periods. For detailed information about the Company's debt, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Capital and Operating Leases. The Company leases certain equipment and facilities under both capital and operating leases. For detailed information about the Company's lease obligations, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Purchase Obligations. Purchase obligations represent agreements to purchase goods or services that are legally binding and enforceable and that specify all significant terms of the agreement. Purchase obligations of the Company include, but are not limited to, contracts that individual properties have entered into in the normal course of operations, such as landscaping, snow removal, elevator maintenance, security, etc, as well as obligations entered into at the corporate level. Obligations included in the above table represent agreements dated December 31, 2003 or earlier.

The Company has not included in the above table guarantees that it has with respect to joint venture debt and possible redemption of OP units. Both of these items are described in greater detail under "Guarantees" and "Operating Partnership", respectively.

Dividends. On December 11, 2003, the Company declared a dividend of $0.17 per common share which was paid on February 2, 2004 to shareholders of record on January 15, 2004. Also, on February 12, 2004, the Company announced that a dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares (the "Perpetual Preferred Shares") will be paid on March 15, 2004 to shareholders of record on March 1, 2004.

The Company anticipates that it will meet its liquidity requirements for the upcoming year generally through its net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $12.2 million available at December 31, 2003), and property sales' proceeds. The Company believes that these sources will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

The Company anticipates the following commitments for capital expenditures for 2004:

. $9.6 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and property common area parking lots, roofs and similar items in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow provided by operating activities;

. $3.9 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit; and

. $400,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from cash flow provided by operating activities.

The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering, from time to time, of up to $368.8 million of debt securities, preferred shares, depositary shares, common shares and common share warrants. Although $62.5 million of MTN's remain available under the shelf registration, it is unlikely that the Company will have access to the market for MTN securities in the near future.

While the Company currently estimates that its net cash provided by operations for 2004 should exceed 2003, certain factors could adversely impact the Company's results of operations in 2004 including, but not limited to, continued low mortgage interest rates, continuation of a recessionary economy (primarily employment levels) and higher than anticipated insurance and utility costs. The Company believes that if net cash provided by operations is below 2004 projections, the other sources of cash previously mentioned will be sufficient to cover the liquidity requirements of the Company.

Cash Flows. Significant sources and uses of cash in the past three years are summarized as follows:

Cash Sources (Uses):

	For the year ended December 31,
(In thousands)	2003	2002	2001

Net cash provided by operating activities	$ 28,758	$ 32,897	$ 26,845
Real estate and fixed asset additions	(13,850)	(16,234)	(14,250)
Net proceeds from property dispositions	-	33,894	11,806
Joint venture distribution from sale proceeds	2,582	-	-
Purchase of operating partnership units	(211)	(3,100)	(393)
Investments in joint ventures - net	(30)	(1,300)	(5,146)
Increases (decreases) in debt - net	3,000	(23,367)	9,208
Cash dividends and operating partnership
distributions paid	(18,809)	(25,362)	(25,381)
Net cash from other financing activities	(128)	308	(91)
Cash increase (decrease)	$ 1,312	$ (2,264)	$ 2,598

Cash Flows Provided by Operating Activities. Cash flows from operating activities have historically been driven by net income (loss) levels and fluctuations in accounts payable and accounts receivable balances. The $4.1 million decrease in cash flow from operating activities in 2003 compared to 2002 was primarily a result of an increase in net loss before property and partnership interest dispositions, equity in net loss of joint ventures, and minority interest expense of $4.7 million. Cash flows provided by operating activities increased in 2002 compared to 2001 primarily as a result of large deposits to escrows in 2001 related to the joint venture swap and changes in accounts payable and accrued expenses resulting primarily from property sales and the timing of the payment of liabilities. This increase in cash flow was partially offset by an increase in net loss before property and partnership interest dispositions, equity in net loss of joint ventures and minority interest expense of $4.9 million in 2002 compared to 2001.

Cash Flows Provided by (Used For) Investing Activities. Cash provided by investing activities decreased $24.8 million in 2003 compared to 2002 primarily as a result of $33.9 million received in 2002 from property dispositions. This was partially offset by $2.6 million received from the sale of the Company's partnership interest in a joint venture, a reduction in capital asset expenditures of $2.4 million, and a reduction in cash paid for the purchase of operating partnership units in 2003. Cash provided by investing activities increased $21.2 million in 2002 compared to 2001 primarily as a result of $33.9 million received in 2002 from property dispositions compared to $11.8 million received in 2001 for property dispositions.

Cash Flows Used For Financing Activities. Cash used for financing activities decreased $32.5 million in 2003 compared to 2002 primarily as a result of a reduction in principal payments on secured debt of $19.6 million, a net borrowing on the Company's lines of credit of $5.0 million during 2003 compared to a net repayment of $3.5 million in 2002 that resulted in a net increase in cash flow of $8.5 million, and a reduction in the amount of common share dividends paid of $6.2 million in 2003 compared to 2002. The secured debt and line of credit reductions were primarily related to the cash generated from the property dispositions. Cash used for financing activities increased $32.2 million in 2002 compared to 2001 primarily as a result of the increased principal payments on secured debt of $19.2 million in 2002 related to the property dispositions, a net repayment on the Company's lines of credit of $3.5 million in 2002 compared to a net borrowing of $3.5 million during 2001 that resulted in a net decrease in cash flow of $7.0 million, and a reduction of $7.0 million in 2002 compared to 2001 in additional secured debt funding.

Financing and Other Commitments. At December 31, 2003, the Company had 54 conventional mortgages payable aggregating $533.8 million, each collateralized by the respective real estate and resident leases having a net book value of $600.1 million. Fifty-one of these nonrecourse project specific loans accrue interest at fixed rates ranging from 6.55% to 7.94% and have maturity dates ranging from 2004 to 2012 and three of these loans accrue interest at variable rates ranging from 3.14% to 3.19% and have maturity dates ranging from 2005 to 2007. Additionally, the Company had two HUD insured mortgages aggregating $4.6 million, each collateralized by the respective real estate and residential leases having a net book value of $2.9 million. One of these loans accrues interest at a fixed rate of 7.0% and matures in 2012, and the other accrues interest at a variable rate, which was 3.36% at December 31, 2003, and matures in 2013. During 2003, the Company repaid a $2.7 million HUD insured mortgage, replacing it with a $3.9 million conventional mortgage, and repaid a $2.3 million conventional mortgage, replacing it with a $5.5 million conventional mortgage. The Company incurred prepayment penalties totaling $339,000 in connection with the prepayment of these mortgages. The Company currently intends to refinance each loan as it matures. Maturities for such mortgages in 2004 are nominal at $17.5 million.

The Company currently has 15 properties which are unencumbered (one of which may be sold pursuant to the purchase agreement referenced under "Dispositions"), 12 of which are Affordable Housing Properties. These 15 properties had net income of $4.1 million for the year ended December 31, 2003, and a net book value of $9.5 million at December 31, 2003. The Company believes that it should be able to obtain financing on these properties should the need arise; however, certain financing vehicles may be unavailable or limited because many of these properties are ground leased and one is subject to a right of reverter.

The Company currently has two lines of credit. The first line of credit is a $15.0 million line secured by one of the Company's properties. This line of credit was obtained on July 23, 2003 and replaced the $20.0 million line that matured in 2003. The new line matures on July 31, 2006. The Company intends to seek an extension upon maturity. Borrowings under this line are currently restricted up to an amount of $8.9 million and bear interest at a rate of LIBOR plus 1.5% or approximately 2.62% at December 31, 2003. There were $5.0 million in borrowings outstanding under this line of credit at December 31, 2003. There were no borrowings outstanding at December 31, 2002 on the line that was replaced.

The second line of credit is a $14.0 million line secured by two of the Company's properties of which $1.6 million is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At December 31, 2003, letters of credit totaling $4.1 million have been issued against this line. The maturity of this line of credit was extended from December 31, 2003 to December 31, 2004. The Company intends to seek an extension upon maturity. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option (approximately 3.12% at December 31, 2003). There were no borrowings outstanding at either December 31, 2003 or December 31, 2002.

At December 31, 2003, the Company had one Medium-Term Note outstanding in the amount of $105,000. This loan bears interest at 6.88%, is unsecured and matures in December 2004. The Company intends to repay this loan in full at maturity.

The Company leases certain equipment under capital leases. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, are included in the above table of contractual obligations.

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the consolidated financial statements and expire at various dates from 2021 to 2086. Total revenues derived from such properties were $10.2 million, $10.1 million and $10.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that most of the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $681,000 and $615,000 at December 31, 2003 and 2002, respectively. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2003, 2002 and 2001.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. The net book value of this property was $1.1 million at December 31, 2003. The property generated revenues and net income of $943,000 and $352,000 for 2003, $943,000 and $378,000 for 2002 and $958,000 and $449,000 for 2001.

Guarantees. In connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Furthermore, the Company has guaranteed the payment of a $26.0 million loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia in which the Company is a 49.0% owner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at December 31, 2003. Subsequent to December 31, 2003, this guarantee was reduced to 50.0% of the loan balance, or approximately $13.0 million, per the guarantee provision. The Company has also guaranteed the payment of the $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida, which was developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years conditional upon the satisfaction of various conditions and requirements. The Company has recorded no liability in relation to this guarantee at December 31, 2003.

Off-Balance Sheet Investments. The Company has investments in three joint ventures that own a total of four multifamily apartment communities. The operations of these properties are similar to the operations of the Company's wholly owned portfolio. These investments enable the Company to exercise significant influence over the operations of the properties and share in their profits, while earning additional fee income. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are initially recorded at cost, as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

For summarized financial information at 100% for these joint ventures, reference is made to Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Joint Venture Financing Commitments. The Company has two guarantee obligations related to its joint ventures. These obligations were previously discussed under Guarantees.

At December 31, 2003, all of the Company's joint venture investments were encumbered by debt. The Company's share of this debt was $26.4 million.

Operating Partnership. As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares of the Company or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. After giving effect to the transactions described in the following paragraphs, there are 93,023 OP units remaining having a carrying value of $2.2 million. Through December 31, 2003, 429,009 of the original 522,032 OP units have been redeemed. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 97.0%. These redemption transactions are more fully described in the following paragraphs.

In 2003, 35,003 of the OP units were purchased for cash in the amount of $211,000. These units had a recorded amount of approximately $800,000 when issued. The difference of the cash paid and the recorded amount was approximately $589,000 which reduced the recorded amount of the underlying real estate. In 2002, 2001 and 2000, a total of 393,976 of the OP units were purchased for cash in the amount of $3.6 million. These units had a recorded amount of $9.0 million when issued. The difference of the cash paid and the recorded amount was $5.3 million which reduced the recorded amount of the underlying real estate.

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

Dispositions: In January 2004, the Company entered into a contract for sale of a Market Rate property located in Northeast Ohio. The closing of the transaction is planned to occur in the second quarter of 2004. The following is a summary of disposition transactions completed for the year ended December 31, 2003.

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36 unit Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

On October 17, 2003, the Company completed the sale of its partnership interest in a 252 unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of $2.0 million and a $491,000 note. The Company recorded a gain on the sale of its partnership interest of $1.3 million.

Development. During the year ended December 31, 2003, the Company and its joint venture partner completed the construction of Courtney Chase Apartments, a 288 unit development located in Orlando, Florida. As of December 31, 2003, 243 units have been leased. The Company is a 24.0% partner in this project. In connection with the construction of this property, the Company has guaranteed the repayment of the $15.8 million construction loan.

Management and Service Operations. In March 2003, MIG was directed by one of its clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the year ended December 31, 2003 was $1.7 million or 1.0% of total consolidated revenues. At December 31, 2003, two of these properties have been sold. Additionally, one of these properties was sold in January 2004, and another was sold in February 2004. The Company anticipates the two remaining properties will be sold during 2004. For each property sold for this client, the Company receives a one time disposition fee. The Company received disposition fees of $423,000 for the year ended December 31, 2003.

In November 2003, the Company was informed by one of its advisory clients that it intended to sell the commercial properties for which MIG provided asset management services. Upon the successful sale of these investments, the Company will no longer receive the asset management fee revenue associated with them. MIG manages or advises both commercial and multifamily properties for this client. Revenue received from the commercial investments sold or to be sold for the year ended December 31, 2003, was $528,000. At December 31, 2003, two of these properties have been sold. Additionally, a third property was sold in January 2004.

In October 2003, five properties which the Company managed on behalf of an affiliate owner were sold to an unrelated third party. The Company was retained by the new owner to continue to manage these five properties, however, the management fees payable by the new owner are less than those payable under the old management contracts. The estimated annual fees for these five properties at the old rate was approximately $795,000, while the estimated annual fees at the new rate are approximately $625,000, which represents an estimated annual decline of approximately $170,000.

In November 2003, the Company entered into three new property management contracts for properties located in Pennsylvania owned by an unrelated third party. Additionally, in February 2004, the Company entered into a fourth property management contract for a property owned by an unrelated third party. This property is also located in Pennsylvania. The Company expects to receive fee revenue of approximately $170,000 in 2004 from these contracts.

Management Contract Cancellation. During 2003, the Company's property management and/or asset management contracts associated with the following properties were terminated or transferred:

			Property	Approximate
Effective			and/or Asset	Property and/or
Date of	Management	Management Contract	Management Fees	Asset Management
Termination	Company	Canceled/Transferred	Earned During 2003	Fees Lost in 2003
			(In thousands)
04/17/03	AERC	Highland House (50.0% joint venture)	$ 3	$ 8
10/17/03	AERC	Berkley Manor (49.0% joint venture)	57	12

Advisory Properties:
11/06/03	AERC	Advised Asset	74	10
12/16/03	AERC	Advised Asset	280	11
12/23/03	AERC	Advised Asset	335	7
12/30/03	AERC	Advised Asset	286	1

During 2004, the Company's property management and/or asset management contracts associated with the following properties will be/could be terminated or transferred:

Effective			Approximate Annualized
Date of	Management		2004 Property and/or
Termination	Company	Management Contract	Asset Management Fees
			(In thousands)
01/30/04	AERC	Advised Asset	$ 242
01/30/04	MIG	Advised Asset	75
02/13/04	AERC	Advised Asset	161
Unknown	AEMC	University Circle	85
Unknown	MIG	Advised Asset	93
Unknown	AERC	Advised Asset	300
Unknown	AERC	Advised Asset	329

RESULTS OF OPERATIONS FOR 2003 COMPARED WITH 2002 AND 2002 COMPARED WITH 2001

In the following discussion of the comparison of the year ended December 31, 2003 to the year ended December 31, 2002 and the year ended December 31, 2002 to the year ended December 31, 2001, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represent 60 wholly owned properties. Acquired/Disposed properties represent two acquired properties and properties which have been sold. Affordable Housing represents 12 properties subject to HUD regulations.

Overall, the loss from continuing operations increased $2.9 million when comparing 2003 to 2002 and increased $12.9 million when comparing 2002 to 2001. The decrease in total revenues was primarily the result of a decrease in reimbursements received from managed properties in both 2003 and 2002 when comparing each to the previous year. These reimbursements, which are primarily payroll related, are included in direct property management expense in the same amounts as they are in revenues. Therefore, the decrease from year to year had the same effect on both total revenues and total expenses. After removing this effect, total revenues decreased $660,000 in 2003 compared to 2002 and $4.3 million in 2002 compared to 2001. The 2003 decrease was primarily due to a decrease in property and asset management fees received, offset by an increase in painting service revenues. The 2002 decrease was primarily due to decreases in rental revenues and property and asset management fees received. Total expenses, after removal of the effect of reimbursements, increased $4.0 million in 2003 compared to 2002 and $550,000 in 2002 compared to 2001. The 2003 increase was primarily due to increased property operating and maintenance expenses, which are partially offset by decreased direct property management expenses. The 2002 increase was also primarily a result of increased property operating and maintenance expenses, which were partially offset by decreases in interest expense.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the year ended December 31, 2003 to 2002 and 2002 to 2001:

	Increase (decrease) when comparing the year ended December 31,
	2003 to 2002		2002 to 2001
(Amounts in thousands)
Rental Revenue	$ (285)	(0.21)%	$ (2,059)	(1.48)%
Property management fees and reimbursements	(5,693)	(32.52)%	(3,088)	(15.0)%
Asset management fees	(819)	(31.05)%	(241)	(8.37)%
Asset disposition fees	423	N/A	-	N/A
Painting services revenue	1,185	72.17%	(554)	(25.23)%
Other revenues	160	4.52%	(580)	(14.07))%
Property operating and maintenance expenses	5,630	8.56%	2,208	3.47%
Direct property management expenses	(6,354)	(33.78)%	(2,729)	(12.67)%
Painting services expenses	1,017	56.75%	(307)	(14.63)%
General and administrative	(932)	(13.28)%	52	0.75%
Interest expense	(82)	(0.20)%	(1,403)	(3.32)%
Gain on disposition of properties and land, net	(227)	(100.0)%	(6,820)	(96.78)%
Equity in net loss of joint ventures	470	(28.89)%	(1,299)	396.04%
Gain on sale of partnership interest	$ 1,314	N/A	$ -	N/A

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. The Company measures these factors using indicators such as average economic occupancy (potential rent less vacancies and allowances divided by potential rent), physical occupancy (number of units occupied divided by total number of units), and net collected rent per unit (gross potential rents less vacancies and allowances divided by total number of units). This information is presented in the following table for the years ended December 31, 2003, 2002 and 2001:

	For the year ended December 31, 2003
	Average
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	82.4%	92.4%	$443
Market Rate	84.1%	92.7%	$681
Affordable Housing	99.3%	98.8%	$623

	For the year ended December 31, 2002
	Average
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	84.5%	88.8%	$443
Market Rate	85.1%	87.3%	$694
Affordable Housing	98.8%	99.5%	$619

	For the year ended December 31, 2001
	Average
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	N/A	N/A	N/A
Market Rate	88.8%	90.7%	$707
Affordable Housing	98.9%	98.8%	$622

For the Market Rate properties, the Company focused on increasing physical occupancy rates in 2003. This was accomplished by reducing rents in certain markets to remain competitive and reflect current market rents, resulting in an average rent charged per unit of $810 in 2003 compared to $816 in 2002, and by additional concessions. This resulted in slightly lower rental revenue in 2003 compared to 2002. The achievement of the occupancy goal has positioned the Company to focus on maintaining rent at current levels or potentially increasing where possible without negatively impacting occupancy during 2004. The combination of increased occupancy, reduced concessions and maintained or increased rental rates is expected to result in increased net collected rent in 2004. Rental revenue decreased $2.1 million in 2002 compared to 2001 primarily as a result of increased concessions given and decreased occupancy rates during 2002 compared to 2001.

Rental revenues for the Affordable Housing Properties increased $49,000 in 2003 compared to 2002 primarily as a result of four properties receiving HUD approved rent increases during 2003. This was partially offset by a decrease in occupancy rates. Rental revenue for this segment decreased approximately $81,000 when comparing 2002 to 2001. These revenues are primarily dependent upon the Company being entitled to receive rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments"). The amount of each monthly HAP Payment is equal to the rent amount (the "Contract Rent") stated in the HAP Contract with HUD, less the amount payable by the Eligible Resident for such month.

Below is a table setting forth the expiration dates of the HAP Contracts and the HAP revenue recognized for the Company's Affordable Housing Properties as of December 31, 2003:

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2003	2002	2001

Ellet Development	December 2017	$ 426	$ 433	$ 425
Hillwood I	July 2016	465	488	501
Lakeshore Village (50.0% joint venture)(a)	January 2004	789	732	744
Puritas Place	September 2011	699	691	680
St. James (Riverview)	November 2009	462	466	463
Shaker Park Gardens II	June 2004	662	684	766
State Road Apartments	December 2016	420	404	370
Statesman II	November 2004	296	287	288
Sutliff Apartments II	November 2019	805	802	807
Tallmadge Acres	March 2004	726	699	692
Twinsburg Apartments	June 2009	440	433	445
Village Towers	November 2009	429	432	443
West High Apartments	November 2004	554	544	506

(a) Amounts shown represents 100% payment.

All thirteen properties shown in the above table had positive cash flow during 2003 and are anticipated to have positive cash flow for the remaining contract terms. Therefore, none of the HAP contracts are considered to be loss contracts.

Contract Rents may be adjusted at least annually in accordance with the annual adjustment factor method for some of the properties. Generally, these types of adjustments are only permitted if current rents are below the HUD published Fair Market Rent ("FMR") threshold. If current rents exceed FMRs, a rent comparability study must be completed to demonstrate that the property's rents are below "market."

Prior to HAP Contract expiration, "Contract Renewal Request Forms" must be submitted by the Company 120 days prior to the HAP anniversary date to HUD (or its corresponding contract agent) in order to renew the existing HAP contract. Current options available to the Company for the expiring HAP contracts are as follows: (i) renew at current rents plus an operating cost adjustment factor ("OCAF") that is set by HUD on an annual basis. These rents are below the market comparisons for properties that have a mortgage; (ii) renew at current rents plus an operating cost adjustment factor for properties without a mortgage; or, (iii) opt out of the Section 8 program. Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

The Company believes, that upon expiration of the contracts, the contracts will be renewed, or the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate properties.

The following represents the Company's current expectations concerning those HAP contracts which expire in 2004.

Lakeshore Village. On October 7, 2002, the Company requested a referral to the Office of Multifamily Housing Assistance Restructuring ("OMHAR") for the full restructuring of the mortgage and reduction of Section 8 rents to comparable market rents, and to renew the HAP Contract. On February 20, 2003, the partnership was notified by HUD that the property is eligible for the full restructuring of the mortgage and that the property was assigned to a participating administrative entity for further processing. The current HAP contract was extended by OMHAR through January 31, 2004 to allow for the closing of the mortgage restructuring deal, which is scheduled for March 31, 2004. The corresponding renewed HAP Contract will be at reduced rents retroactive to February 1, 2004. In the event that the partnership and HUD fail to reach an agreement on the Restructuring Application, the current contract rents most likely would be reduced to market rents without a decrease in debt service. The Company anticipates that the contract will be renewed and that any reduction of rents to current market rents would be partially offset by a reduction in debt service payments. Currently, the estimated new market rents for the property are approximately $636,000, while the current annual contract rents are approximately $866,000, a difference of $230,000. This property is a joint venture property in which the Company has a 50.0% investment accounted for using the equity method. Therefore, a reduction in rents, without a corresponding reduction in debt service payments, would decrease net income to the Company by approximately $115,000. This reduction would be reflected in the Consolidated Statements of Operations in the line "Equity in net (loss) income of joint ventures."

Shaker Park Gardens II. In May 2003, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3%, as calculated using the OCAF published on February 11, 2003. The Company's request for an OCAF increase was granted and the contract was renewed for a one-year term through June 30, 2004. Upon expiration of the current contract, the Company intends to request a renewal for an additional one year period.

Statesman II. In July 2003, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3%, as calculated using the OCAF published on February 11, 2003. The Company's request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2004. Upon expiration of the current contract, the Company intends to request a renewal for an additional one year period.

Tallmadge Acres. The Company requested a renewal of the current contract for a one-year term with an increase in rents of 3.1%, as calculated using the OCAF published on February 11, 2004. The Company anticipates that its request for an OCAF increase will be granted and the contract will be renewed for a one-year term through March 31, 2005.

West High. In July 2003, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3%, as calculated using the OCAF published on February 11, 2003. The Company's request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2004. Upon expiration of the current contract, the Company intends to request a renewal for an additional one year period.

Fees. The management and service operations recognized a reduction in property management fee income (after removing the effect of reimbursements) of $1.3 million when comparing 2003 to 2002, and $900,000 when comparing 2002 to 2001. Asset management fees decreased $800,000 when comparing 2003 to 2002, and $200,000 when comparing 2002 to 2001. These decreases are primarily due to the loss in 2003 of the four advised properties and the two joint venture management contracts, as discussed above in "Dispositions" and "Management and Service Operations," the 2002 transfer of eleven advisory contracts to another advisor and the loss of five additional advised properties, and the 2001 termination of six property management contracts. These decreases were partially offset by the addition of three property management contracts in November 2003, as discussed above in "Management and Service Operations." The Management and Service Operations segment recognized asset disposition fees in 2003 of $423,000 as a result of the successful disposition of the two advised assets in the fourth quarter of 2003. It should be noted that the management and advisory fees attributed to properties owned by pension fund clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Direct Property Management Expenses Reimbursements. Direct property management expenses include service companies expense and reimbursements received from managed properties. The reimbursements, in accordance with EITF 01-14 "Income Statement Recharacterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," represent certain expense reimbursements, primarily payroll expenses, that the Company includes in revenue with an equal amount included in expense. These revenue amounts are included in property management fees and reimbursements. For each of the three years ended December 31, 2003, 2002 and 2001, the amount included in revenues and expenses was $8.8 million, $13.2 million, and $15.3 million, respectively. The decreases from year to year are the result of the loss of management contracts and advised assets in 2003 and 2002.

Painting Service Revenues and Expenses. Painting service revenues and expenses both increased in 2003 compared to 2002 primarily as a result of contracts that were entered into by the Company's subsidiary, Merit Painting Services. As of March 1, 2004, contracts for the rehabilitation of seven properties had been signed. Work on the above contracts is expected to be completed by the end of 2004. Painting service revenues and expenses both decreased in 2002 compared to 2001 primarily as a result of projects at joint venture and managed properties that were primarily completed in 2001.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $5.6 million when comparing 2003 to 2002 and $2.2 million when comparing 2002 to 2001. The increase in 2003 compared to 2002 was primarily a result of an increase of $1.9 million in real estate taxes and insurance resulting from increases in assessed property values and millage rate increases at certain properties and increased insurance rates. Additionally, utility expenses increased $1.2 million in 2003 primarily due to increased gas consumption as a result of a colder winter and spring in 2003 that affected the Company's midwest portfolio. Repair and maintenance expenses increased $1.5 million in 2003 as a result of increased unit turnover expenses and landscaping costs. Personnel costs increased $800,000 primarily as a result of increased salaries and leasing commission bonuses relating to on-site staff. The increase in 2002 compared to 2001 was primarily due to an increase in property and liability insurance and also increased payroll and benefit costs.

General and Administrative Expenses. General and administrative expenses decreased $932,000 when comparing 2003 to 2002 primarily as a result of the reduction in payroll expense related to the 2002 restructuring of the advisory business.

Interest Expense. Interest expense in 2003 decreased $82,000 or 0.2% compared to 2002. Interest expense decreased $1.4 million in 2002 compared to 2001. The 2002 decrease was primarily attributable to both the Market Rate segment, which declined as a result of amortization of existing loans and the refinancing of an $11.0 million loan whose interest rate dropped to 3.40% from 9.61%, and the Management and Service Operations segment which declined approximately $371,000. This decline was due to the Company recording in 2001 additional interest expense in connection with the additional loan fundings on two joint venture properties that were guaranteed by the Company and borrowings by the Company for major refurbishment at the properties. These two properties were two of the three properties of which the Company became the 100% owner as a result of the 2002 joint venture exchange.

Gain on Sales. The net gain on the disposition of properties and land, net, of $227,000 for 2002 was primarily due to the sale of a Market Rate Property which was classified as held for sale at December 31, 2001. The net gain on disposition of properties and land, net, of $7.0 million for 2001 resulted from the sale of seven Market Rate operating properties.

Gain on Sale of Partnership Interest. In 2003, the Company sold its partnership interest in a joint venture property located in Cranberry Township, Pennsylvania. The Company recognized a gain of $1.3 million related to this sale.

Equity in Net Loss of Joint Ventures. The combined equity in net loss of joint ventures decreased $470,000 in 2003 compared to 2002, and increased $1.3 million in 2002 compared to 2001. The decrease when comparing 2003 to 2002 was primarily due to the recognition of a gain on the sale of a 50.0% owned joint venture of which the Company's proportionate share was $450,000. The increase in the equity in net loss of joint ventures when comparing 2002 to 2001 was primarily due to two properties in which the Company is a 49.0% owner, completing construction and having available all of their units for leasing by the end of 2002. One of these properties, with 252 units, was approximately 79.0% leased at the end of 2002 and the other was approximately 49.0% leased. The Company's share of the net loss for 2002 for these two properties was $1.2 million, while for 2001 the Company's share was $29,000.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 2003, 2002 and 2001.

	For the year ended December 31,
(In thousands)	2003	2002	2001
Beneficial interests in joint venture operations
Rental revenues	$ 3,521	$ 4,217	$ 7,753
Cost of operations	2,220	2,927	5,250
	1,301	1,290	2,503
Interest income	2	6	46
Interest expense	(1,344)	(1,343)	(1,824)
Depreciation	(1,199)	(1,001)	(949)
Amortization of joint venture deferred costs	(70)	-	-
(Loss) income before discontinued operations:
Operating loss	(297)	(579)	(104)
Gain on disposition of property	450	-	-
(Income) loss from discontinued operations	153	(579)	(104)
Equity in net loss of joint ventures	$ (1,157)	$ (1,627)	$ (328)

Income From Discontinued Operations. Effective January 1, 2002, in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company presents the results of operations and the gains/(losses) for operating properties sold, which became held for sale after January 1, 2002, as "Income from discontinued operations." At December 31, 2003, the Company had no properties classified as held for sale. In 2002, five properties were disposed of whose operating results and gains/(losses) were classified as discontinued operations. The operating (loss) income for these five properties was $(167,000) for 2002 and $60,000 for 2001. The gain on disposition of properties, net, included gains on the sales of three of these properties of $10.3 million and a loss of $632,000 on the sale of a fourth property. This property was purchased in November 2000 as a 6.9 acre parcel of land for $5.2 million. The Company was developing this property as a multi-use property to include apartments, commercial building and a marina. The Company had recorded $3.4 million of costs in developing the property and had completed and was operating the marina. In November 2002, the Company received an unsolicited offer to purchase the property for $8.0 million. The Company accepted the offer and completed the sale on December 31, 2002 resulting in the above reported loss. The fifth property disposed of was Gates Mills III which was involved in the 2002 joint venture swap and for which no gain or loss was recorded.

For further details on "Income from discontinued operations," reference is made to Note 2 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

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

Critical Accounting Policies and Estimates.

The consolidated financial statements of the Company include accounts of the Company, all subsidiaries, the Service Companies and the Operating Partnership structured as a DownREIT. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes. In preparing these consolidated financial statements, management has utilized information available including industry practice and its own past history in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these consolidated financial statements may not materialize. However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. In performing this analysis, the Company estimates holding periods of the assets, changes in fair market value of the assets and cash flows related to the operations of the assets to determine the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company. The Company did not record an impairment loss related to the carrying value of its long-lived assets during any of the years ended December 31, 2003, 2002 or 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires management to review goodwill annually and when an event of impairment has occurred. In performing this analysis, the Company determines the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. In determining the potential alternatives, the Company estimates cash flows from management fee revenue and the related expenses of management contracts that could be in effect in the future. The estimates are based upon expected sale dates of existing assets, anticipated acquisition dates of new assets and the fee revenue and operating expenses related to these assets. Should estimates used to determine the alternatives considered or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company. The Company did not record an impairment loss related to goodwill during any of the years ended December 31, 2003, 2002 or 2001.

The Company estimates the amount of real estate taxes for which it will be liable based upon assumptions relating to possible changes in millage rates and property value reassessments. In certain circumstances, it is possible that the actual millage rates or reassessment values are not available until the following reporting period and that these rates or values could differ from assumptions and require material adjustments to the liabilities recorded.

Replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized. Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs are expensed.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of Interpretation No. 46 which superceded the January 2003 issuance. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and for financial statements for periods ending after March 15, 2004 to existing variable interest entities. The Company has substantially completed the evaluation of all of its legal entities in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has determined that certain legal entities, which are currently included in the Company's consolidated financial statements, are variable interest entities. The Company is the primary beneficiary of these entities and therefore will continue to include them in its consolidated financial statements. The Company currently believes that the impact of adopting the provisions of this Interpretation will have no material effect to the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). This Statement establishes standards for the classification and measurement in a statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the Company. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable non-controlling interests, for which the classification and measurement provisions of the Statement has been deferred indefinitely pursuant to FASB Staff Position 150-3. The Company has determined that currently it has no instruments that are within the scope of this statement.

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2003, the Company had $21.6 million of variable rate debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity. Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to assist them in analyzing opportunities to achieve those objectives.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. In April and May 2002, the Company completed two interest rate swaps. The notional amounts of the swaps are approximately $31.2 million. These swaps were executed to hedge the fair market value of certain fixed rate loans. Both swaps terminate at the maturity of the related loans, that is, October 2005 for the $14.0 million swap and August 2004 for the $17.2 million swap. For the year ended December 31, 2003, the Company recognized a reduction to interest expense of $896,000 with respect to these two swaps. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2003								December 31, 2002
(In thousands)								Fair Market		Fair Market
Long term debt	2004	2005	2006	2007	2008	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$ 22,934	$ 20,187	$ 7,245	$ 83,200	$ 48,507	$ 334,695	$ 516,768	$ 567,110	$ 527,843	$ 628,653
Weighted average interest rate	8.06%	7.72%	7.63%	7.65%	7.81%	7.62%

MTN's	105	-	-	-	-	-	105	131	105	146
Weighted average interest rate	6.88%	-	-	-	-	-	-	-	6.88%	-

Total fixed rate debt	23,039	20,187	7,245	83,200	48,507	334,695	516,873	567,241	527,948	628,799

Variable:
Variable rate mortgage debt	166	10,753	9,512	124	137	931	21,623	21,623	12,550	12,550
Weighted average interest rate	3.4%	3.4%	3.16%	3.16%	3.76%	3.76%	-	-
LIBOR based credit facilities*	5,000	-	-	-	-	-	5,000	5,000	-	-
Total variable rate debt	5,166	10,753	9,512	124	137	931	26,623	26,623	12,550	12,550
Total long term debt	$ 28,205	$ 30,940	$ 16,757	$ 83,324	$ 48,644	$ 335,626	$ 543,496	$ 593,864	$ 540,498	$ 641,349

*One LIBOR based credit facility matures in July 31, 2006 and the second LIBOR based credit facility matures in December 31, 2004. At December 31, 2003, there were $5.0 million in borrowings outstanding on one of the facilities.

Sensitivity Analysis. At December 31, 2003 and 2002, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $620.4 million and $674.7 million, respectively. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

CONTINGENCIES

Environmental. There are no recorded amounts resulting from environmental liabilities and there are no known material contingencies with respect thereto. Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted. Furthermore, no condition is known to exist that would give rise to a material liability for site restoration, post closure and monitoring commitments, or other costs that may be incurred with respect to the sale or disposal of a property. Phase I environmental audits were obtained at the time of the IPO, property acquisition, or property refinancing, as the case may be, on all of the Company's wholly owned and joint venture properties.

Pending Litigation. For a discussion of the pending litigation, see Note 10 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Quantitative and Qualitative Disclosure about Market Risk and the associated interest rate sensitivity, reference Management's Discussion and Analysis.

Item 8. Consolidated Financial Statements and Supplementary Data

The response to this item is included in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, the Company's disclosure controls with respect to such entities are necessarily substantially more limited than those maintained with respect to the Company's consolidated subsidiaries.

The Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this annual report, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the last fiscal quarter that materially affected or are reasonably likely to affect internal controls. The Company does not believe any significant deficiencies or material weaknesses exist in its internal controls. Accordingly, no corrective actions have been taken.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the Company's Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004, is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

The information regarding executive officers and other key employees is set forth in Part I of this report on Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

The Company has adopted a formal Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is posted on the Company's website, www.aecrealty.com. The Company intends to post any future amendments to or waivers from the Code of Ethics that apply to these individuals on the website also.

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company's common stock that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing equity compensation plans as of December 31, 2003. The equity compensation plans approved by security holders include the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan. The Year 2001 Equity Incentive Plan and certain options granted to outside Directors were not approved by security holders. For more information regarding these plans, reference is made to Note 15 in the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

			Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans [Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column]

Equity compensation plans
approved by security holders	998,633	$14.91	445,180
Equity compensation plans not
approved by security holders	898,750	$9.43	609,277
Total	1,897,383		1,054,457

Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2004 is incorporated by reference in this Annual Report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report.

1. Consolidated Financial Statements: The following documents are filed as part of this report.

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Operations for the three years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

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

(b) Reports on Form 8-K.

A Current Report on Form 8-K was furnished to the SEC on October 30, 2003, under Item 12 (Regulation FD Disclosure), furnishing the Company's earnings press release for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2004.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2004.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	March 5, 2004
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	March 5, 2004
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	March 5, 2004
Albert T. Adams

/s/ James M. Delaney	Director	March 5, 2004
James M. Delaney

/s/ Gerald C. McDonough	Director	March 5, 2004
Gerald C. McDonough

/s/ Mark L. Milstein	Director	March 5, 2004
Mark L. Milstein

/s/ Frank E. Mosier	Director	March 5, 2004
Frank E. Mosier

/s/ Richard T. Schwarz	Director	March 5, 2004
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.13c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.13d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

4.15	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants	Exhibit 23.1 to Form 10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In addition, as discussed in Notes 1 and 4 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 5, 2004

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2003	2002
ASSETS
Real estate assets
Land	$ 91,367	$ 90,240
Buildings and improvements	796,158	787,052
Furniture and fixtures	32,919	33,248
	920,444	910,540
Less: accumulated depreciation	(264,386)	(233,350)
	656,058	677,190
Construction in progress	5,527	5,868
Real estate, net	661,585	683,058
Cash and cash equivalents	2,212	900
Restricted cash	10,889	13,326
Accounts and notes receivable, net
Rents	1,132	904
Affiliates and joint ventures	4,922	6,013
Other	2,238	3,660
Investments in joint ventures, net	8,727	11,589
Goodwill	1,725	1,725
Intangible and other assets, net	11,363	14,128
	$ 704,793	$ 735,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 543,391	$ 540,393
Unsecured debt	105	105
Total indebtedness	543,496	540,498
Accounts payable and accrued expenses	24,295	25,325
Dividends payable	3,311	3,310
Resident security deposits	4,187	4,054
Funds held on behalf of managed properties
Affiliates and joint ventures	2,189	3,648
Other	1,066	1,785
Accrued interest	2,649	2,846
Commitments and contingencies (Note 10)	-	-
Total liabilities	581,193	581,466

Operating partnership minority interest	2,172	2,972

Shareholders' equity
Preferred shares, Class A cumulative, without
par value; 3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,478,681 and 19,473,576
outstanding at December 31, 2003 and 2002, respectively	2,300	2,300
Paid-in capital	279,087	279,039
Accumulated distributions in excess of accumulated net income	(184,436)	(154,798)
Less: Treasury shares, at cost, 3,517,082 and 3,522,187 shares
at December 31, 2003 and 2002, respectively	(31,773)	(31,926)
Total shareholders' equity	121,428	150,865
	$ 704,793	$ 735,303

The accompanying notes are an integral part

of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(In thousands, except per share amounts)	2003	2002	2001
Revenues
Rental	$ 136,743	$ 137,028	$ 139,087
Property management fees and reimbursements	11,811	17,504	20,592
Asset management fees	1,819	2,638	2,879
Asset disposition fees	423	-	-
Painting services	2,827	1,642	2,196
Other	3,702	3,542	4,122
Total revenues	157,325	162,354	168,876
Expenses
Property operating and maintenance	71,382	65,752	63,544
Depreciation and amortization	34,828	34,431	33,878
Direct property management and service companies expenses	12,458	18,812	21,541
Painting services	2,809	1,792	2,099
General and administrative	6,084	7,016	6,964
Interest expense	40,759	40,841	42,244
Total expenses	168,320	168,644	170,270
(Loss) income before gain on disposition of properties and land, net, equity in net loss of joint ventures, gain on sale of partnership
interest, minority interest and income from discontinued operations	(10,995)	(6,290)	(1,394)
Gain on disposition of properties and land, net	-	227	7,047
Equity in net loss of joint ventures	(1,157)	(1,627)	(328)
Gain on sale of partnership interest	1,314	-	-
Minority interest in operating partnership	(75)	(324)	(478)
(Loss) income from continuing operations	(10,913)	(8,014)	4,847
Income from discontinued operations:
Operating (loss) income	-	(167)	60
Gain on disposition of properties, net	-	9,660	-
Income from discontinued operations	-	9,493	60
Net (loss) income	(10,913)	1,479	4,907
Preferred share dividends	(5,484)	(5,485)	(5,484)
Net (loss) income applicable to common shares	$ (16,397)	$ (4,006)	$ (577)

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common
shares	$ (.85)	$ (.70)	$ (.03)
Income from discontinued operations	-	.49	-
Net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.03)

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common
shares	$ (.85)	$ (.70)	$ (.03)
Income from discontinued operations	-	.49	-
Net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.03)

Dividends declared per common share	$ .68	$ .92	$ 1.25

Weighted average number of common shares outstanding
- Basic	19,401	19,343	19,415
- Diluted	19,401	19,343	19,415

The accompanying notes are an integral part

of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
		Class A				Distributions	Accumulated
		Cumulative	Common Shares	Total Paid-In Capital		in Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
	Total	Shares	stated value)	Capital	Compensation	Net Income	Loss	(at cost)
(In thousands, except share amounts)
Balance, December 31, 2000	$ 196,456	$ 56,250	$ 2,300	$ 280,206	$ (588)	$ (108,002)	$ (2)	$ (33,708)
Comprehensive income:
Net income	4,907	-	-	-	-	4,907	-	-
Other comprehensive income:
Reclassification adjustment for gains included in net income of $2	2	-	-	-	-	-	2	-
Company's portion of the unrealized loss on a derivative instrument
held at a joint venture property	(45)	-	-	-	-	-	(45)	-
Total comprehensive income	4,864	-	-	-	-	4,907	(43)
Issuance of 778 common shares from treasury shares	8	-	-	(1)	-	-	-	9
Issuance of 2,000 common shares relating to exercise of options from treasury shares	19	-	-	(10)	-	-	-	29
Issuance of 82,133 restricted common shares from treasury shares	129	-	-	(385)	(584)	-	-	1,098
Amortization of unearned compensation	385	-	-	-	385	-	-	-
Purchase of 13,087 treasury shares	(116)	-	-	-	-	-	-	(116)
Common share dividends declared	(24,265)	-	-	-	-	(24,265)	-	-
Preferred share dividends declared	(5,484)	-	-	-	-	(5,484)	-	-
Balance, December 31, 2001	171,996	56,250	2,300	279,810	(787)	(132,844)	(45)	(32,688)
Comprehensive income:
Net income	1,479	-	-	-	-	1,479	-	-
Other comprehensive income:
Company's portion of the unrealized gain on a derivative instrument held at a joint
venture property	45	-	-	-	-	-	45	-
Total comprehensive income	1,524	-	-	-	-	1,479	45	-
Issuance of 1,112 common shares from treasury shares	10	-	-	(3)	-	-	-	13
Issuance of 55,669 common shares relating to exercise of options from treasury shares	438	-	-	(192)	-	-	-	630
Issuance of 36,985 restricted common shares from treasury shares	-	-	-	(58)	(368)	-	-	426
Forfeiture of 24,730 restricted shares to treasury	3	-	-	(108)	256	-	-	(145)
Amortization of unearned compensation	457	-	-	-	457	-	-	-
Purchase of 16,589 treasury shares	(162)	-	-	-	-	-	-	(162)
Other	-	-	-	32	-	(32)	-	-
Common share dividends declared	(17,916)	-	-	-	-	(17,916)	-	-
Preferred share dividends declared	(5,485)	-	-	-	-	(5,485)	-	-
Balance, December 31, 2002	150,865	56,250	2,300	279,481	(442)	(154,798)	-	(31,926)
Comprehensive (loss) income:
Net (loss) income	(10,913)	-	-	-	-	(10,913)	-	-
Other comprehensive income:
Total comprehensive (loss) income	(10,913)	-	-	-	-	(10,913)	-	-
Amortization of unearned compensation	257	-	-	-	257	-	-	-
Forfeiture of 6,030 restricted common shares to treasury	(1)	-	-	(4)	47	-	-	(44)
Issuance of 23,075 restricted common shares from treasury shares	13	-	-	(119)	(129)	-	-	261
Purchase of 12,790 treasury shares	(74)	-	-	-	-	-	-	(74)
Issuance of 850 common shares from treasury shares	6	-	-	(4)	-	-	-	10
Common share dividends declared	(13,241)	-	-	-	-	(13,241)	-	-
Preferred share dividends declared	(5,484)	-	-	-	-	(5,484)	-	-
Balance, December 31, 2003	$ 121,428	$ 56,250	$ 2,300	$ 279,354	$ (267)	$ (184,436)	$ -	$ (31,773)

The accompanying notes are an integral part

of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2003	2002	2001
Cash flow from operating activities:
Net (loss) income	$ (10,913)	$ 1,479	$ 4,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,828	34,773	34,381
Loss on fixed asset replacements write-off	347	339	502
Minority interest in operating partnership	75	324	478
Costs related to prepayment of debt	-	76	179
Gain on disposition of properties and land, net	-	(9,887)	(7,047)
Equity in net loss of joint ventures	1,157	1,627	328
Gain on sale of partnership interest	(1,314)	-	-
Earnings distributed from joint ventures	13	139	246
Net change in assets and liabilities:
- Accounts and notes receivable	1,644	561	(768)
- Accounts and notes receivable from affiliates and joint ventures	1,091	182	6,261
- Accounts payable and accrued expenses	(872)	3,211	(1,328)
- Other operating assets and liabilities	2,443	119	(1,201)
- Restricted cash	2,437	1,732	(7,800)
- Funds held for non-owned managed properties	(719)	23	381
- Funds held for non-owned managed properties of affiliates	(1,459)	(1,801)	(2,674)
Total adjustments	39,671	31,418	21,938
Net cash flow provided by operations	28,758	32,897	26,845
Cash flow from investing activities:
Recurring fixed asset additions	(9,548)	(8,462)	(10,527)
Revenue enhancing/non-recurring fixed asset additions	(4,302)	(5,753)	(1,155)
Acquisition/development fixed asset additions	-	(2,019)	(2,568)
Purchase of operating partnership units	(211)	(3,100)	(393)
Net proceeds received from sale of properties and land	-	33,894	11,806
Proceeds from sale of partnership interest	2,107	-	-
Joint venture distribution from sale proceeds	475	-	-
Capitalized costs on investment in joint venture	(30)	(533)	(790)
Contributions to joint ventures	-	(767)	(4,356)
Net cash flow (used for) provided by investing activities	(11,509)	13,260	(7,983)
Cash flow from financing activities:
Principal payments on secured debt	(11,346)	(30,956)	(11,788)
Payment of debt procurement costs	(54)	(97)	-
Proceeds from secured debt	9,346	11,089	18,100
Principal payment on Medium Term Notes	-	-	(604)
Line of credit borrowings	47,323	58,600	43,100
Line of credit repayments	(42,323)	(62,100)	(39,600)
Common share dividends paid	(13,241)	(19,462)	(19,409)
Preferred share dividends paid	(5,484)	(5,485)	(5,484)
Operating partnership distributions paid	(84)	(415)	(488)
(Purchase) issue of treasury shares - net	(74)	405	(91)
Net cash flow used for financing activities	(15,937)	(48,421)	(16,264)
Increase (decrease) in cash and cash equivalents	1,312	(2,264)	2,598
Cash and cash equivalents, beginning of year	900	3,164	566
Cash and cash equivalents, end of year	$ 2,212	$ 900	$ 3,164

The accompanying notes are an integral part

of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), a subsidiary of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. The Company owns three taxable REIT subsidiaries (previously, the Company had four taxable REIT subsidiaries, however, effective December 31, 2003, the Company merged two taxable REIT subsidiaries into one) which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies."

As of December 31, 2003, the Company owns or property manages 107 apartment communities in twelve sates consisting of 24,351 units. The Company owns, either directly or through subsidiaries, or holds ownership interests in 78 of the 107 apartment communities containing 18,313 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company, or one of its subsidiaries, also property manages 29 communities consisting of 6,038 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186 unit apartment community and two commercial properties containing approximately 424,000 square feet.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies (which are taxed as a Taxable REIT Subsidiary ("TRS") under the RMA implemented in 1999), and an Operating Partnership structured as a DownREIT of which an aggregate 97.0% is owned by the Company as of December 31, 2003. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. The DownREIT structure enabled the Company to acquire and operate two multifamily apartments in an operating partnership entity that is separate from other properties owned by the Company. In the DownREIT structure, the limited partners contributed the two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. The operating partnership units entitle the holder to exchange their partnership units at some future time for common shares in the Company or to redeem such partnership units for cash (at the Company's option). The Company is the general partner. Additionally, the common stock of all qualified REIT subsidiaries included in the Company's consolidated financial statements is 100% owned by the Company.

Investments in joint ventures, that are 50.0% or less owned by the Company, are presented using the equity method of accounting as the Company has the ability to exercise significant influence over, but does not have financial or operating control over such entities. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment. For additional information concerning the Company's activity in connection with its joint venture investments, reference is made to Note 7. Also, the Company has made certain agreements with its joint venture partners to guarantee certain debt obligations at various joint venture properties that may require the Company to incur fundings above its prorata share. These guarantees are detailed in Note 10.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

The Company follows a practice of discontinuing the depreciation of assets specifically identified by management as held for sale. There were no properties classified as held for sale at December 31, 2003 or 2002.

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

The Company uses the undiscounted cash flow method to determine impairment in the carrying value of its long-lived assets. Measurement of an impairment loss is determined by reducing the carrying value of the assets to fair value. The Company's estimate of fair value of the asset then becomes the new cost basis of the asset and this new basis is depreciated over the asset's remaining life. Assets that are identified by management as held for sale or abandonment are recorded at the lower of carrying value or fair value less cost to sell. Depreciation of these assets is discontinued.

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

Intangible Assets

The Company currently has only one intangible asset which represents the allocated purchase price from the MIG Realty Advisors, Inc. ("MIGRA") merger associated with the acquired advisory, property management and mortgage servicing contracts obtained from the merger. The Company also has goodwill recorded associated with this transaction. Effective January 1, 2002, the Company reviews its intangible asset and goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") 142. SFAS 142 requires an annual review of intangibles and goodwill. Additionally, the Company analyzes its intangible asset and goodwill whenever there is an impairment indicator. Effective January 1, 2002, in accordance with SFAS 142, goodwill is no longer being amortized. See Note 4 for additional information related to the intangible asset and goodwill.

Revenue Recognition

The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing Properties are generally recognized based on rental applications that are approved by HUD.

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

Property Management

In accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," effective January 1, 2002, the Company recharacterized as revenues certain reimbursements received for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. Previously, the Company netted reimbursements against the expenses. Effective January 1, 2002, the Company is reporting these reimbursements as revenues and the reimbursed expenditures as direct property management expenses as the Company is the primary obligor with respect to salaries and benefits relating to employees at these properties. The presentation for 2001 has been recharacterized on the same basis. For the years ended December 31, 2003, 2002 and 2001, the reimbursements shown as revenues were equivalent to the expenses, which were $8.8 million, $13.2 million and $15.3 million, respectively.

Advertising Costs

The Company recognizes advertising costs as expense when incurred. The total amount charged to advertising expense was $2.5 million for the year ended December 31, 2003 and $2.9 million for each of the years ended December 31, 2002 and 2001, respectively. There were no advertising costs reported as assets for the years ended December 31, 2003 and 2002.

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common stock on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $267,000, $442,000 and $787,000 at December 31, 2003, 2002 and 2001, respectively. If the fair value method had been applied to the stock option grants, as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net (loss) income and earnings per share at December 31 would have been as follows:

(In thousands, except per share data)	2003	2002	2001

Net (loss) income	$ (10,913)	$ 1,479	$ 4,907
Total stock compensation cost recognized	256	457	385
Total stock compensation cost had SFAS 123 been adopted	(374)	(751)	(765)
Proforma net (loss) income had SFAS 123 been adopted	$ (11,031)	$ 1,185	$ 4,527

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (16,397)	$ (4,006)	$ (577)
Total stock compensation cost recognized	256	457	385
Total stock compensation cost had SFAS 123 been adopted	(374)	(751)	(765)
Pro forma net (loss) income had SFAS 123 been adopted	$ (16,515)	$ (4,300)	$ (957)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.85)	$ (.21)	$ (.03)
Total stock compensation cost recognized	.02	.03	.02
Total stock compensation cost had SFAS 123 been adopted	(.02)	(.04)	(.04)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.85)	$ (.22)	$ (.05)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.85)	$ (.21)	$ (.03)
Total stock compensation cost recognized	.02	.03	.02
Total stock compensation cost had SFAS 123 been adopted	(.02)	(.04)	(.04)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.85)	$ (.22)	$ (.05)

Operating Partnership Minority Interest

In conjunction with the acquisition of the operating partnership, the Company issued a total of 522,032 operating partnership units ("OP units"). If and when the OP units are presented for redemption, the Company has the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $75,000, $324,000 and $478,000 to "Minority interest in operating partnership" in the Consolidated Statements of Operations relating to the OP unitholders allocated share of net income for the years ended December 31, 2003, 2002 and 2001, respectively. There are 93,023 OP units remaining as of December 31, 2003.

The following table identifies the number of OP units redeemed, the cash paid to redeem the units, the recorded value of the units when issued and the difference between the cash paid and the recorded value which reduced the recorded amount of the underlying real estate (in thousands, except units redeemed):

			Recorded	Reduction
	Units		Value At	in Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate

2000	19,662	$ 144	$ 436	$ 292
2001	39,314	393	929	536
2002	335,000	3,100	7,600	4,500
2003	35,033	211	800	589
	429,009	$ 3,848	$ 9,765	$ 5,917

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, the Company is entitled to a tax deduction for dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 90.0% of its taxable income and meets certain other qualifications.

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Service Companies have elected to be treated as Taxable REIT Subsidiaries. Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes. The 2003, 2002 and 2001 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $7.3 million, $7.1 million, and $7.2 million, respectively, and expire during the years 2009 to 2023.

The gross deferred tax assets were $4.5 million, $4.3 million and $4.1 million at December 31, 2003, 2002 and 2001, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $156,000, $163,000 and $517,000 at December 31, 2003, 2002 and 2001, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $4.3 million, $4.1 million and $3.7 million at December 31, 2003, 2002 and 2001, respectively. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

At December 31, 2003 and 2002, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $100.8 million and $89.9 million, respectively.

Reconciliation Between GAAP Net (Loss) Income and Taxable (Loss) Income

The following reconciles GAAP net (loss) income to taxable income:

(In thousands)	Year Ended December 31,
	2003	2002	2001
GAAP net (loss) income	$ (10,913)	$ 1,479	$ 4,907
Add: GAAP net loss of Taxable REIT
Subsidiaries and minority interest in joint venture, net	443	1,069	1,076
GAAP net (loss) income from REIT operations (*)	(10,470)	2,548	5,983

Add: Book depreciation and amortization	36,792	34,395	33,833
Less: Tax depreciation and amortization	(27,906)	(26,203)	(27,005)
Book/tax differences on gains (losses) from
capital transactions	1,079	(2,606)	(2,782)
Other book/tax differences, net	(2,198)	(239)	(2,040)
Taxable (loss) income before adjustments	(2,703)	7,895	7,989
Less: Capital gains	-	(7,309)	(4,265)
Taxable (loss) income subject to dividend requirement	$ (2,703)	$ 586	$ 3,724

(*) All adjustments to GAAP net (loss) income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

(In thousands)	Year Ended December 31,
	2003	2002	2001
Cash dividends paid	$ 18,725	$ 24,947	$ 24,893
Less: Portion designated capital gain distribution	-	(7,309)	(4,265)
Less: Return of Capital	(18,725)	(14,774)	(14,140)
Dividends paid deduction	$ -	$ 2,864	$ 6,488

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2003, 2002 and 2001, as reported for income tax purposes, were as follows:

For the year ended December 31, 2003
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2003	$ -	$ .1700	$ -	$ -	$ .1700	$ -
05/1/2003	-	.1700	-	-	.1700	-
08/1/2003	-	.1700	-	-	.1700	-
11/1/2003	-	.1700	-	-	.1700	-
	$ -	$ .6800	$ -	$ -	$ .6800	$ -

For the year ended December 31, 2002
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2002	$ .0161	$ .1910	$ .0234	$ .0195	$ .2500	$ .0234
05/1/2002	.0160	.1911	.0234	.0195	.2500	.0234
08/1/2002	.0161	.1910	.0234	.0195	.2500	.0234
11/1/2002	.0160	.1911	.0235	.0194	.2500	.0235
	$ .0642	$ .7642	$ .0937	$ .0779	$ 1.0000	$ .0937

For the year ended December 31, 2001
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2001	$ .0399	$ .1834	$ .0089	$ .0178	$ .2500	$ .0089
05/1/2001	.0399	.1833	.0089	.0179	.2500	.0089
08/1/2001	.0399	.1833	.0090	.0178	.2500	.0090
11/1/2001	.0400	.1833	.0089	.0178	.2500	.0089
	$ .1597	$ .7333	$ .0357	$ .0713	$1.0000	$ .0357

Preferred dividends of $5.5 million were paid for each of the years ended December 31, 2003, 2002 and 2001, of which none, $4.0 million and $2.2 million were designated as a capital gain dividend for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its hedging strategy. Interest rate swaps designated as fair value hedges involve the payment of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003 and 2002, such derivatives were used to hedge the changes in fair value associated with existing fixed rate loans.

As of December 31, 2003, no derivatives were designated as cash flow hedges or hedges of net investment in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. At December 31, 2003 and 2002, derivatives with a fair value of $867,000 and $1.4 million were included in other assets and secured debt. No hedge ineffectiveness on hedges was recognized during 2003 and 2002.

The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $45,000 of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2002.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. Following is a summary of the Company's hedge agreement activity:

On April 19, 2002, the Company executed an interest rate swap with a notional amount of $14.0 million (which commenced on May 15, 2002) to hedge the fair market value of a fixed rate loan. The swap amortizes monthly in accordance with the amortization of the hedged loan and expires upon the maturity date of the loan. The Company recorded a credit to interest expense of $450,000 and $241,000 for the years ended December 31, 2003 and 2002, respectively, with regards to this swap.

On May 14, 2002, the Company executed an interest rate swap with a notional amount of $17.2 million (which commenced on June 3, 2002) to hedge the fair market value of a fixed rate loan. The hedged loan requires interest only payments until maturity at which time the total $17.2 million is due. The swap does not amortize monthly and expires upon the maturity date of the loan. The Company recorded a credit to interest expense of $446,000 and $201,000 for the years ended December 31, 2003 and 2002, respectively, with regards to this swap.

On February 25, 2000, the Company executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which are being amortized over the remaining terms of the related loans (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). The Company recorded a credit to interest expense of $476,000 during each of the years ended December 31, 2003, 2002 and 2001 with regards to the amortization of the termination payments.

Treasury Shares

The Company records the purchase of Treasury shares at cost. From time to time, the Company may reissue these shares. When the Company reissues the shares, the Company accounts for the issuance based on the "First in, first out" method.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of Interpretation No. 46 which superceded the January 2003 issuance. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and for the consolidated financial statements for periods ending after March 15, 2004 to existing variable interest entities. The Company has substantially completed the evaluation of all of its legal entities in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has determined that certain legal entities, which are currently included in the Company's consolidated financial statements, are variable interest entities. The Company is the primary beneficiary of these entities and therefore will continue to include them in its consolidated financial statements. The Company currently believes that the impact of adopting the provisions of this Interpretation will have no material effect to the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). This Statement establishes standards for the classification and measurement in a statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the Company. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable non-controlling interests, for which the classification and measurement provisions of the Statement has been deferred indefinitely pursuant to FASB Staff Position 150-3. The Company has determined that the adoption of this Statement did not have a material effect on the Company's consolidated financial position and results of operations to date.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

Development Activity

Construction in progress was $5.5 million and $5.9 million at December 31, 2003 and 2002, respectively. The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Capitalized interest, real estate taxes and insurance aggregated approximately $29,000, $1.0 million and $1.4 million during the years ended December 31, 2003, 2002 and 2001, respectively.

Acquisition Activity

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold (see Dispositions below), College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.34% ownership interest in Gates Mills Towers (757 units). There was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earning process. See Note 7 for further information concerning this transaction. Prior to the exchange, Gates Mills III was consolidated and therefore, the operating results of this property are included in "Income from discontinued operations."

Disposition Activity

On October 17, 2003, the Company completed the sale of its partnership interest in a 252 unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of $2.1 million and a $491,000 note. The Company recorded a gain on the sale of its partnership interest of $1.3 million.

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36 unit Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

On January 18, 2002, the Company completed the sale of Muirwood Village at London, a property located in Central Ohio. The property was sold for $4.0 million and the Company recorded a gain of $255,000.

In addition, during 2002, the Company sold the following four properties: Americana Apartments, Bolton Estates, Boynton Beach and Jennings Commons. The income from operations and the gain or loss from the sales of these properties are included in "Income from discontinued operations." Additionally, the income from operations for Gates Mills III, one of the properties relinquished in the joint venture exchange, is also included in "Income from discontinued operations," as stated above. Included in the gain on disposition of properties, net, was a loss of $632,000 on the sale of the Boynton Beach property. This property was purchased in November 2000 as a 6.9 acre parcel of land for $5.2 million. The Company was developing this property as a multi-use property to include apartments, a commercial building and a marina. The Company had recorded $3.4 million of costs in developing the property and had completed and was operating the marina. The Company's internal analysis indicated that the land and marina were not impaired based upon the Company's plan to continue the development of the property on its own or with a partner and retain it as an asset held for investment. In November 2002, the Company received an unsolicited offer to purchase the property for $8.0 million. The Company accepted the offer and completed the sale on December 31, 2002, resulting in the above reported loss.

The Company reports as discontinued operations the results of operations and gain/loss related to the sale of real estate assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted this Statement January 1, 2002. All real estate assets sold in 2002 and 2003 have been included in discontinued operations except for the sale on January 18, 2002, which was classified as held for sale as of December 31, 2001, and therefore was not within the scope of SFAS 144. Interest expense included in "Income from discontinued operations" is limited to interest on debt that is to be assumed by the buyer or that is required to be repaid as a result of the sale of an asset included in discontinued operations. No allocation of interest expense to discontinued operations has been made for corporate debt that is not directly attributable to, or related to, other operations of the Company. The following chart summarizes the "Income from discontinued operations" for the years ended December 31, 2002 and 2001, respectively.

	2002	2001
(In thousands)
Total property revenues	$ 1,908	$ 3,592
Total revenues	1,908	3,592

Property operating and maintenance expense	(1,253)	(1,964)
Real estate asset depreciation and amortization	(351)	(524)
Interest expense	(471)	(1,044)
Total expenses	(2,075)	(3,532)

Operating (loss) income	(167)	60
Gain on disposition of properties, net	9,660	-
Income from discontinued operations	$ 9,493	$ 60

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

Restricted cash is comprised of the following:

	December 31,
	2003	2002
(In thousands)
Resident security deposits	$ 1,367	$ 1,449
Investor's escrow	249	276
Escrow and reserve funds for replacements
required by mortgages	9,273	11,601
	$ 10,889	$ 13,326

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Investor's escrow represent funds held by the Company primarily for the payment of operating expenses associated with properties managed by the Company on behalf of its pension fund clients. These funds are held in short term investments. Certain reserve funds for replacements are invested in a combination of money market funds and U.S. treasury bills with maturities less than 18 months.

4. INTANGIBLE AND OTHER ASSETS

Intangible assets, deferred charges and prepaid expenses consist of the following:

	December 31,
(In thousands)	2003	2002

Intangible Asset	$ 5,405	$ 5,405
Deferred financing and leasing costs	12,534	12,706
Less: Accumulated amortization	(12,600)	(11,449)
	5,339	6,662
Prepaid expenses	4,804	5,689
Other assets	1,220	1,777
	$ 11,363	$ 14,128

Amortization expense for deferred financing and leasing costs was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In March 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Upon the successful sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received from these investments for the years ended December 31, 2003, 2002 and 2001 was $1.7 million in each year, respectively, which represented 1.0% of total Company revenues for the periods presented. At December 31, 2003, two of the six properties had been sold.

In November 2003, the Company was informed by one of its advisory clients that it intended to sell the four commercial properties that MIG manages and/or advises. MIG manages or advises both commercial and residential properties for this client. At December 31, 2003, two of the four properties had been sold. Revenue received from these commercial investments for the years ended December 31, 2003, 2002 and 2001 was $271,000, $313,000 and $343,000, respectively.

Effective October 1, 2002, the advisory and management responsibilities for 11 properties owned by one of the Company's clients were transferred by the client to another advisor. In connection with this transfer, the Company wrote off the related asset and management portion of the intangible asset in the amount of $312,000 which represented the remaining unamortized value of the asset and management portion associated with this client. This write off is included in "Depreciation and amortization" expense for the year ended December 31, 2002 on the Company's Consolidated Statements of Operations.

In June 1998, the Company merged with MIG Realty Advisors, Inc. ("MIGRA") and as a result, recorded goodwill and an intangible asset subject to amortization. The intangible asset, which is the only intangible asset currently recorded on the Company's books, represents asset advisory and property management contracts. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. The intangible asset and goodwill have been allocated fully to the Management and Service Operations Segment.

Information on the intangible asset is as follows:

	Intangible		Net Intangible
	Subject to	Deferred Tax	Asset Subject
(In thousands)	Amortization	Liability	to Amortization

Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (625)	$ 4,780
Less: Accumulated amortization	(4,899)	587	(4,312)
Less: Impairment write-down	(312)	-	(312)
Balance as of December 31, 2003	$ 194	$ (38)	$ 156

Estimated Amortization Expense:

For year ended December 31, 2004	$ 194	$ (38)	$ 156

Goodwill

The carrying amount of goodwill at December 31, 2003 was $1.7 million. The Company completed its annual review of goodwill during the quarter ended March 31, 2003. The review included the effect of the above mentioned advisory client directive to liquidate the client's real estate holdings. The Company also reviewed goodwill during the fourth quarter of 2003 as a result of the above mentioned directive from a second client relating to the commercial property dispositions. The Company used the discounted value of expected future cash flows to determine the fair value of the goodwill. Based on its analysis, the Company determined that the goodwill was not currently impaired. Therefore, there were no changes to the carrying amount of goodwill during the year ended December 31, 2003.

In 2002, the Company reviewed its recorded amount of goodwill for impairment in connection with the loss of advisory and management responsibilities for 11 properties as described above. Based on its analysis, the Company determined that the goodwill was not impaired. Therefore, there were no changes to the carrying amount of goodwill during the year ended December 31, 2002.

Adoption of SFAS 142

The following table presents what reported net (loss) income and earnings per share amounts would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill that is no longer being amortized.

	For the year ended December 31,
(In thousands except per share data)	2003	2002	2001

Net (loss) income applicable to common shares	$ (16,397)	$ (4,006)	$ (577)
Add back goodwill amortization	-	-	306
Adjusted net (loss) income applicable to common shares	$ (16,397)	$ (4,006)	$ (271)

Basic Earnings Per Share:
Net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.03)
Goodwill amortization	-	-	.02
Adjusted net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.01)

Diluted Earnings Per Share:
Net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.03)
Goodwill amortization	-	-	.02
Adjusted net (loss) income applicable to common shares	$ (.85)	$ (.21)	$ (.01)
Basic weighted average shares outstanding	19,401	19,343	19,415
Diluted weighted average shares outstanding	19,401	19,343	19,415

5. GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2002, the Company recorded as general and administrative expense $686,000 in connection with the restructuring of the advisory business, including personnel severance costs and the consolidation of the accounting and reporting functions of 18 management personnel and other support personnel.

6. DEBT

The Company's borrowings are represented by both secured and unsecured debt. Secured debt consists of the following:

	December 31
(In thousands)	2003	2002

Conventional mortgage debt, maturing
at various dates to 2012	$ 533,817	$ 532,807
Lines of credit, maturing 2006	5,000	-
Federally insured mortgage debt, maturing
at various dates to 2013	4,574	7,586
	$ 543,391	$ 540,393

Real estate assets pledged as collateral for all debt had a net book value of $646.2 million and $621.8 million at December 31, 2003 and 2002, respectively.

Conventional Mortgage Debt

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0%, which was 3.14% at December 31, 2003. This loan matures on July 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. The loan that was repaid was federally insured. The new loan is a conventional loan.

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Company's Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through May 2004. The rate at December 31, 2003 was 3.19%. This loan matures on June 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On February 1, 2002, the Company completed the refinancing of $10.9 million of maturing debt. The new loan requires monthly principal and interest payments through the maturity date of January 1, 2005. The interest rate is equal to the prime rate or under certain conditions at a rate of LIBOR plus 2.0%. The Company is currently paying interest at a rate of LIBOR plus 2.0% (3.18% at December 31, 2003).

Conventional mortgages payable are comprised of 54 loans at December 31, 2003 and 53 loans at December 31, 2002, each of which is a nonrecourse, project specific loan collateralized by the respective real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.67% and 7.67% at December 31, 2003 and 2002, respectively.

Federally Insured Mortgage Debt

As more fully described in "Conventional Mortgage debt" above, the Company repaid a $2.7 million federally insured mortgage and replaced it with a $3.9 million conventional mortgage on May 1, 2003.

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage. The Company incurred a prepayment penalty and wrote off unamortized costs totaling $76,000 in connection with this prepayment. The $76,000 is included in "Interest expense" in the Company's Consolidated Statements of Operations.

Federally insured mortgage debt, which encumbered two of the properties at December 31, 2003 and three of the properties at December 31, 2002, is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments. On December 31, 2003, one of the federally insured mortgages had a balance of $3.1 million with a maturity date of November 1, 2012 and interest accruing at a fixed rate of 7.0%. The remaining federally insured mortgage had a balance of $1.5 million with a maturity date of December 1, 2013 and interest accruing at a variable rate of 3.36% at December 31, 2003. The weighted average interest rate at December 31, 2002 was 6.5%.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets. The variable rate mortgage is also secured by a letter of credit which is renewed annually.

Medium-Term Notes Program

The Company has one Medium-Term Note (the "MTN") outstanding having an aggregate balance of $105,000 at December 31, 2003 and December 31, 2002, bears interest at 6.88% and matures in December 2004.

The Company's current MTN Program provides for the issuance, from time to time, of MTN's due nine months or more from the date of issue and may be subject to redemption at the option of the Company or repayment at the option of the holder prior to the stated maturity date. These MTN's may bear interest at fixed rates or at floating rates and can be issued in minimum denominations of $1,000. At December 31, 2003, there was $62.5 million of additional MTN borrowings available under the program.

Lines of Credit

On July 23, 2003, the Company replaced its $20.0 million line of credit with a new $15.0 million line of credit, secured by one of the Company's properties, with a maturity date of July 31, 2006. Borrowings under this new line of credit bear interest at the rate of LIBOR plus 1.5%, or approximately 2.62% at December 31, 2003, and are currently limited to $8.9 million. At December 31, 2003, there were $5.0 million of borrowings outstanding. There were no borrowings outstanding at December 31, 2002 on the line of credit that was replaced.

The Company also has a $14.0 million line of credit. This line of credit is secured by two of the Company's properties and $1.6 million of this line of credit is reserved exclusively for derivative transactions. There were no regular borrowings outstanding under this line at December 31, 2003 and 2002. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At December 31, 2003, letters of credit totaling $4.1 million have been issued against this line. The maturity date of this line was extended for one year to December 31, 2004. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% or approximately 3.12% at December 31, 2003 at the Borrower's option.

As of December 31, 2003, the scheduled principal payments of secured and unsecured indebtedness for each of the next five years and thereafter, are as follows (in thousands):

2004	$ 28,205
2005	30,940
2006	16,757
2007	83,324
2008	48,644
Thereafter	335,626
$ 543,496

Cash paid for interest was $39.3 million, $40.1 million and $41.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2003, the Company's interests in joint venture partnerships were as follows:

Ownership

Lakeshore Village	50.0%
Idlewylde-Phase I	49.0%
Idlewylde-Phase II	49.0%
Courtney Chase	24.0%

The following tables represent summarized financial information at 100% for all joint ventures in which the Company has been an investor during the years presented.

Balance sheet data	December 31,
(In thousands)	2003	2002

Real estate, net	$ 77,898	$ 91,046
Other assets	3,266	2,077
	$ 81,164	$ 93,123

Amounts payable to the Company	$ 152	$ 112
Mortgages payable	61,769	68,852
Other liabilities	949	3,238
Equity	18,294	20,921
	$ 81,164	$ 93,123

Investments in joint ventures, net	$ 8,727	$ 11,589

Operating data	For the year ended December 31,
(In thousands)	2003	2002	2001

Rental revenues	$ 7,520	$ 9,624	$ 19,778
Other revenues	240	352	716
Operating and maintenance expenses	(4,845)	(7,098)	(14,193)
Depreciation and amortization	(2,737)	(2,178)	(2,338)
Interest expense	(2,921)	(2,993)	(4,793)
(Loss) income from continuing operations	(2,743)	(2,293)	(830)
Income (loss) from discontinued operations:
Operating loss	(606)	(1,183)	(213)
Gain on disposition of property	926	-	-
Income (loss) from discontinued operations	320	(1,183)	(213)
Net (loss) income	$ (2,423)	$ (3,476)	$ (1,043)

Equity in net loss of joint ventures	$ (1,157)	$ (1,627)	$ (328)

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations. The Company received cash proceeds of $475,000.

In July 2003, the Company and its pension fund joint venture partner completed the construction of Courtney Chase Apartments, a 288 unit development located in Orlando, Florida. As of December 31, 2003, 243 units had been leased. The Company is a 24.0% partner in this project.

On October 17, 2003, the Company completed the sale of its partnership interest in a 252 unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of $2.1 million and a $491,000 note. The Company recorded a gain of $1.3 million which is shown as "Gain on sale of partnership interest" in the Company's Consolidated Statements of Operations. As a result of this sale, the Company's guarantee obligation under a $220,000 letter of credit with regards to certain construction work at this property was canceled in October 2003.

The Company received distributions of $2.6 million for the year ended December 31, 2003, which includes cash received from the sale of one joint venture operating property and the sale of the Company's interest in a partnership as more fully described above. The Company's net contributions were $1.2 million and $4.9 million for the years ended December 31, 2002 and 2001, respectively. Revenues from property and asset management fees charged to joint ventures aggregated $393,000, $461,000 and $896,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

The Company capitalizes interest costs in accordance with SFAS No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" related to its investment in certain joint venture properties during their construction period. The amount of capitalized interest was approximately $1.1 million and $1.3 million at December 31, 2003 and December 31, 2002, respectively. This excess of the Company's investment over its equity in the underlying net assets of the joint ventures is included in "Investment in joint ventures, net" in the Company's Consolidated Balance Sheets, and is amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 10). Rent subsidies of $789,000, $732,000 and $744,000 for the years ended December 31, 2003, 2002 and 2001, respectively, were received by the property.

Joint Venture Swap

On April 19, 2002, the Company and its joint venture partners completed the exchange of five Market Rate properties located in Northeast Ohio. Under the terms of the agreement, the Company became the 100% fee owner of three of the properties, the Americana Apartments (738 units) which was subsequently sold, College Towers (458 units) and the Watergate Apartments (949 units). The Company relinquished its 66.67% ownership interest in Gates Mills III (320 units) and its 33.33% ownership interest in Gates Mills Towers (757 units). This exchange was recorded on the Company's books as a non-monetary transaction in accordance with APB 29 "Accounting for Non-monetary Transactions." The assets exchanged were considered similar productive assets and there was no gain or loss recorded in connection with this transaction as the exchange was not the culmination of the earning process. The historical costs were allocated to the properties based on relative fair value.

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

8. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

Management and Other Services

The Company provides management and other services to (and is reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which the Company's Chief Executive Officer and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates." The Company also provides similar services to joint venture properties.

Summarized affiliate and joint venture transaction activity was as follows:

	For the year ended December 31,
(In thousands)	2003	2002	2001
Property management fee and other
miscellaneous service revenues
- affiliates	$ 1,406	$ 1,586	$ 1,628
- joint ventures	289	472	947
Painting service revenues
- affiliates	352	509	569
- joint ventures	63	285	1,005
Expenses incurred on behalf of and
reimbursed by (a) - affiliates	3,362	3,793	4,040
- joint ventures	344	1,408	3,161
Interest income - affiliates	100	119	199
Interest expense - affiliates	(36)	(60)	(123)
- joint ventures	(2)	(7)	(24)

(a) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and notes and other miscellaneous receivables due from affiliates and joint venture properties aggregated $1.3 million and $2.2 million at December 31, 2003 and 2002, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of, or holds funds for the benefit of, affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $83,000 and $170,000 at December 31, 2003, respectively, and $63,000 and $420,000 at December 31, 2002, respectively, and represents funds not yet repaid to the Company. The Company held funds for the benefit of affiliates and joint ventures in the aggregate amount of $2.0 million and $139,000 at December 31, 2003, respectively, and $3.3 million and $362,000 at December 31, 2002.

Notes Receivable

At December 31, 2003 and December 31, 2002, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.4 million (included in "Accounts and notes receivables-affiliates and joint ventures"). One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the years ended December 31, 2003 and 2002, the interest rates charged on these notes were approximately 3.0% and 3.5%, respectively. The Company recognized interest income of $100,000, $119,000 and $199,000 for the years ended December 31, 2003, 2002 and 2001, respectively, relating to these notes. On February 27, 2002, the Company's Board of Directors extended the maturity date for these two notes from May 1, 2002 to May 1, 2005.

Professional Services Agreement

In 2003, Merit Painting Services, Inc. ("Merit"), a subsidiary of the Company, was retained by JAS Construction, Inc. ("JAS") under three subcontracts for the performance of certain rehabilitation work at three properties owned by an unrelated party. JAS is owned by the son of the Company's Chief Executive Officer. The total amounts of the subcontracts are yet to be determined because the contract prices are based upon per unit charges and the number of units where work to be performed is currently unknown. During the year ended December 31, 2003, $1.1 million of revenue was reported in painting revenues in the Company's Consolidated Statements of Operations. As of December 31, 2003, $196,000 was still owed Merit and is included in "Accounts and notes receivable affiliates and joint ventures" in the Company's Consolidated Balance Sheets. Moreover, Merit anticipates it will enter into additional contracts with JAS as the general contractor for the performance of similar work at other properties owned by unrelated parties.

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber received a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. In December 2003, the Company entered into an extension of this agreement until July 1, 2004. The Company has paid Gelber $36,000 during the year ended December 31, 2003 and $28,000 during the year ended December 31, 2002.

9. NOTEHOLDER INTEREST

The Company acquired a Noteholder Interest in connection with its IPO in 1993 in which one of the principals of the Company has a general partnership interest. The Note was placed on the Company's books at a value of zero. Therefore, the Company has not recorded any interest income as the noteholder. Additionally, should the Company foreclose on the Note, there would be no effect on the Company's books as the Note has a zero value. The Company is effectively entitled to all cash flow from the property by virtue of its Noteholder Interest. The Company placed the property on its books as a result of having full economic benefit and control of the property operations. Summarized financial information for this property is as follows:

	December 31,
(In thousands)	2003	2002
Real estate, net	$ 1,757	$ 1,708
Other assets	229	242
	$ 1,986	$ 1,950

Mortgage notes payable	$ 2,819	$ 3,076
Other liabilities	1,343	955
Accumulated deficit	(2,176)	(2,081)
	$ 1,986	$ 1,950

	For the year ended December 31,
(In thousands)	2003	2002	2001
Rental and other revenue	$ 2,122	$ 2,382	$ 2,112
Property operating and
maintenance expenses	(1,738)	(1,722)	(1,556)
Depreciation and amortization	(240)	(234)	(287)
Interest expense	(239)	(257)	(273)
Net (loss) income	$ (95)	$ 169	$ (4)

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows (in thousands):

2004	$ 1,032
2005	579
2006	292
2007	160
2008	92
Thereafter	-
$ 2,155

The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $219,000 and accumulated depreciation of $47,000 at December 31, 2003. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases for each of the next five years and thereafter, are as follows (in thousands):

	Capital	Operating

2004	$ 85	$ 284
2005	53	237
2006	9	163
2007	-	159
2008	-	145
Thereafter	-	3,791
	147	$ 4,779
Less interest	(10)
	$ 137

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the consolidated financial statements and expire at various dates from 2021 to 2086. Total revenues derived from such properties were $10.2 million, $10.1 million and $10.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $681,000 and $615,000 at December 31, 2003 and 2002, respectively. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2003, 2002 and 2001.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. At December 31, 2003 and 2002, the net book value of this property was $1.1 million and $1.2 million, respectively. The property generated revenues and net income of $943,000 and $352,000 for 2003, $943,000 and $378,000 for 2002 and $958,000 and $449,000 for 2001.

Gas Supply Contract

In 2002, the Company entered into a contract to purchase gas at properties, which are either owned or managed, in Northeast Ohio. The contract term was for twelve months commencing July 1, 2002, and provided for the delivery of specified quantities of gas by month. Commencing July 1, 2003, a new 12-month contract was executed under the same terms. The quantities were based upon historical usage. The Company can fix the price of the gas at any time for any period in advance of delivery. Regardless of whether the price was fixed in advance or whether it was determined in the month of delivery, the price was determined based on the market rates (NYMEX) of gas, plus a margin. Should the Company not be able to use the amounts of gas specified in the contract, the counterparty to the contract could attempt to sell the unused gas. If such efforts were unsuccessful, the Company would be required to pay for the unused gas. The commitment for the specified minimum quantities to be purchased is considered to be a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. However, this derivative qualifies as a normal purchase and sale under SFAS No. 133 as it was probable at inception and it is expected throughout the term of the contract that the contract will result in physical delivery. Therefore, these contracts have not been recognized at fair value in the accompanying consolidated financial statements.

Guarantees

FASB Interpretations No. 45 "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires certain disclosures regarding guarantees that the Company has issued. This Interpretation also requires recognition and measurement on a prospective basis of guarantees issued or modified after December 31, 2002. The Company adopted this Interpretation effective January 1, 2003. There were no guarantees issued or modified by the Company after December 31, 2002, therefore the Company has recorded no liability related to guarantees that it has issued. In connection with the refinancing of the Watergate Apartments, a 949 unit multifamily community located in Euclid, Ohio, the Company guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation is secured by a $3.5 million letter of credit. Furthermore, the Company has guaranteed the payment of a $26.0 million loan in connection with the Idlewylde Apartments Phase II, a 535 unit multifamily community located in Atlanta, Georgia in which the Company is a 49.0% owner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at December 31, 2003. Subsequent to December 31, 2003, this guarantee has been reduced to 50.0% of the loan balance, or approximately $13.0 million per the guarantee provision. The Company has also guaranteed the payment of the $15.8 million construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida, which is being developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years conditional upon the satisfaction of various conditions and requirements. The Company has recorded no liability in relation to this guarantee at December 31, 2003.

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

The rent subsidy program provides that HUD will make monthly housing assistance payments to a Company subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable Company subsidiary. Such contracts have scheduled expiration dates between March 2004 and November 2019. HUD may abate subsidy payments if the applicable Company subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Federal rent subsidies recognized in income were $6.4 million, $6.6 million and $6.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. As discussed in Note 6, certain obligations are insured by federal mortgage insurance programs.

Legal Proceedings

The Company is subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, the Company is unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of December 31, 2003, no accruals have been made for these matters. The Company believes that other Litigation will not have a material adverse impact on the Company after final disposition.

Pending Lawsuits

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages of $1.6 million in performing the work because of the owner's breach of the construction contract. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of the Company's acquisition of MIGRA from a group that included persons who were officers and directors of the Company, which group could have a material interest adverse to the Company because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against the Company in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification. This case arose out of the Company's Suredeposit program. This program allows cash short prospective residents to purchase a bond in lieu of paying a security deposit. The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit. Plaintiffs allege that the non-refundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act. Plaintiffs further allege that certain nonrefundable pet deposits required by the Company are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act. On or about January 15, 2004, the plaintiffs filed a motion for class certification. The Company subsequently filed a motion for summary judgment. Both motions are pending before the Court. The Company intends to vigorously defend itself against these claims.

On or about April 29, 2003, Housing Advocates, Inc., filed a lawsuit against the Company and others in the Cuyahoga County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Company's Residence at Barrington property located in Aurora, Ohio. The complaint seeks injunctive relief, damages and attorneys fees. The Company intends to vigorously defend itself against these claims.

Government Investigations

On or about August 7, 2002, the Maryland Attorney General served the Company with a subpoena seeking information concerning certain of the Company's leasing practices in connection with the Company's Maryland properties. The subpoena seeks extensive information going back a number of years, including information about the Company's Suredeposit programs and certain non-refundable deposits. The Company believes that it has complied with the subpoena. The Company understands that other landlords operating in Maryland have been served with similar subpoenas. Presently, the Maryland Attorney General has not asserted any claims against the Company, however, the Company is aware of at least one instance where the Maryland Attorney General brought an action against another landlord operating multifamily properties in Maryland alleging that such landlord was engaging in leasing practices contrary to applicable law. The Company is attempting to cooperate with the Maryland Attorney General.

On or about December 22, 2003, the Montgomery County, Maryland Office of Landlord Tenant Affairs commenced an investigation into possible violations of state and county Landlord-Tenant laws involving two properties operated by the Company located in Montgomery County, Maryland. The matters being investigated are for the most part the same leasing practices being investigated by the Maryland Attorney General. The Company is attempting to cooperate with the Commission.

Other Matters

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

Mortgages and notes payable with an aggregate carrying value of $543.5 million and $540.5 million at December 31, 2003 and 2002, respectively, have an estimated aggregate fair value of approximately $593.9 million and $641.3 million, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. See Note 1 for further information concerning derivative instruments and hedging activities.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

	For the year ended December 31,
(In thousands)	2003	2002	2001
Dividends declared but not paid	$ 3,311	$ 3,310	$ 4,855
Contributions of land to joint venture, net of loss on conveyance	-	1,250	-
Adjustment for purchase of minority interest	589	4,500	536
Assumption of debt by purchaser of property	-	4,560	25,316
Assumption of debt in connection with the joint venture transaction	-	28,770	-
Relinquishment of debt in connection with the joint venture transaction	-	13,878	-
Capital lease obligation	130	-	-
Costs related to prepayment of debt	-	76	179
Fixed asset replacement write-off	3,827	1,860	2,417

13. COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

The Company's Board of Directors ("Board") had authorized the repurchase of up to five million of the Company's common shares to be repurchased by the Company at market prices. At December 31, 2003, 3,719,700 shares had been repurchased, of which 202,618 had been subsequently reissued under various share programs of the Company (See Note 15). At December 31, 2003, there were 3,517,082 Treasury Shares at an aggregate cost of $31.8 million. At December 31, 2002, there were 3,522,187 Treasury Shares at an aggregate cost of $31.9 million. The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties. The Board's previous authorization to repurchase common shares on the open market expired during 2002 and no authorization is currently in effect.

Preferred Shares

At December 31, 2003, 225,000 Depositary Shares were outstanding, each representing 1/10 of a share of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares. Dividends on the preferred shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares were not redeemable prior to July 25, 2000. On and after July 25, 2000, the preferred shares are redeemable for cash at the option of the Company.

The Company is authorized to issue 3,000,000 Class B Cumulative Preferred Shares, without par value, and 3,000,000 Noncumulative Preferred Shares, without par value. There are no Class B Cumulative or Noncumulative Preferred Shares issued or outstanding at December 31, 2003 or 2002.

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

14. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128.

There were 1.9 million, 2.4 million and 3.2 million options to purchase common shares outstanding at December 31, 2003, 2002 and 2001, respectively. None of the options were included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss from continuing operations applicable to common shares.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

15. EMPLOYEE BENEFIT PLANS

The Company offers employees who have completed their 90-day introductory period medical, dental and life insurance benefits. Employees who have completed six months of service are eligible for the Company's educational assistance program and employees who have completed one year of service are provided with long-term disability coverage. Additionally, the Company offers a variety of supplemental benefits to employees at their own cost.

The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 15.0% of their gross wages. The Company matches such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% (maximum employer contribution was 50.0% up to a maximum participant's contribution of 6.0% from February 1, 2001 through April 30, 2002 and 25.0% up to a maximum participant's contribution of 6.0% prior to February 1, 2001). The Company recorded expense in relation to this plan of approximately $120,000, $205,000 and $271,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

AERC Share Option Plan

The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan. At December 31, 2003, there were 179,033 options outstanding and exercisable under this plan. These options will remain in effect according to the original terms and conditions of the plan. This plan was provided as an incentive and nonqualified stock option plan under which 543,093 of the Company's common shares had been reserved for awards of share options to eligible key employees. Options could have been granted at per share prices not less than fair market value at the date of grant and must be exercisable within ten years thereof. Option awards granted are vested in equal annual increments over no fewer than three years, beginning on the first anniversary of the date of grant.

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

Restricted share grants made from this Plan vest either in equal increments over three years or at the end of nine years from the date of grant. Those shares vesting at the end of a nine year period have a feature which permits the acceleration of the vesting upon the Company achieving certain financial benchmarks. Option grants made from this Plan to date have been vested either in equal increments over three years or five years beginning on the first anniversary of the date of grant or at the end of nine years. The accelerator described above also applied to the nine year grants. Cash dividends paid during the period of restriction are recorded as a charge to "Accumulated distributions in excess of accumulated net income."

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

Options Granted to Outside Directors

The Company has granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined and approved by the board of directors. Option awards granted vest either one year from the date of grant or three years from the date of grant.

SFAS No. 123

A summary of the status of the Company's stock options granted as of December 31, 2003, 2002 and 2001 and the changes during the year ended on these dates is presented below:

	2003		2002		2001
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	2,353,774	$13.48	3,201,042	$12.66	1,782,276	$15.86
Granted	-	-	42,500	10.19	1,441,000	8.73
Exercised	-	-	55,669	7.87	2,000	7.19
Canceled	456,391	19.10	834,099	10.52	20,234	16.11
Outstanding at end of year	1,897,383	12.31	2,353,774	13.48	3,201,042	12.66
Exercisable at end of year	1,025,055	15.00	1,305,582	17.01	1,043,024	18.35
Weighted average fair value of
options granted during the year	$ -		$ 0.74		$ 0.56

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following assumptions:

	2003	2002	2001

Risk free interest rate or range	2.97%	3.4%	4.9%
Dividend yield or range	9.30%	10.07%	10.89%
Expected life or range	5.86 years	6.61 years	7.57 years
Expected volatility or range	27.95%	31.72%	26.71%

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding at	Exercise	Remaining	Exercisable at	Exercise
Prices	December 31, 2003	Prices	Contract Life	December 31, 2003	Price

$7.00 to $8.70	1,209,099	$ 8.49	6.4	459,099	$ 8.20
$9.00 to $12.50	271,534	11.41	6.0	149,206	10.87
$20.25 to $24.10	416,750	23.99	3.7	416,750	23.99
$7.00 to $24.10	1,897,383	$ 12.31	5.7	1,205,055	$ 15.00

16. EXECUTIVE COMPENSATION

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

Prior to January 1 of the EDCP year, any executive officer of the Company may elect to defer all or a portion of their eligible compensation (base salary and bonus) and such amount will be credited to a deferral account maintained on behalf of the executive. Amounts credited to the deferral account are converted to "share units" and represent deferred share awards under the Company's Equity-Based Incentive Compensation Plan. The deferral account is vested at all times. At December 31, 2003 and 2002, there were no deferred amounts.

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

Supplemental Executive Retirement Plan

The Company's Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers of the Company nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for the Company to make a contribution to the account of each of the participating officers at the end of each Plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes) until distribution. The account balances earn interest each year at a rate that approximates the Company's average cost of capital. The Executive Compensation Committee approves the interest rate at the beginning of each year. On May 3, 2003, the Executive Compensation Committee of the Company's Board of Directors approved management's recommendation to suspend contributions to the SERP plan for the 2003 plan year. The suspension was to have no impact on existing account balances. As a result, both the December 31, 2003 SERP contribution and the January 1, 2004 interest contribution were suspended. No expense was recorded for the SERP in 2003. In December 2003, the Board of Directors approved the reinstatement of the SERP contribution for the year ended December 31, 2004 and the January 1, 2005 interest contribution.

	Supplemental Executive Retirement Plan Benefit
	for the year ending December 31,
(In thousands)	2003	2002	2001

Balance at beginning of period	$ 778	$ 755	$ 576
Service cost	-	81	144
Forfeiture of prior period service cost	-	(122)	-
Interest cost	-	64	35
Balance at end of period	$ 778	$ 778	$ 755

Annual Incentive Plan

Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. Officers are rewarded for accomplishing the Company's short-term financial objectives. In 2003, annual incentive opportunities for the officers were linked to Property Net Operating Income. Participants' awards are paid in a combination of cash and restricted shares. The Company recognized expenses related to the amortization of restricted shares issued in prior years which have not yet vested of $121,000, $201,000 and $477,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also recognized expense in the amount of $137,000 related to incentive payments made to officers for the period ending December 31, 2002. There were no officer incentives earned for the period ending December 31, 2003.

17. SEGMENT REPORTING

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

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies." The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market Rate and Affordable Housing segments and deducting direct property management and service companies expense, and painting service expense from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. Effective January 1, 2003, the Company revised its method of allocating expenses to its service companies. Previously, the Company allocated an amount equal to 85.0% of the Management and Service Companies revenues as service companies expense. The Company now identifies expenses which are directly associated with the management and service companies and classifies them as service companies expense for the current and all prior periods. NOI should not be considered as an alternative to net income determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner.

Information on the Company's segments for the years ended December 31, 2003, 2002 and 2001 is as follows:

	For the year ended December 31, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 7,790	$ 123,114	$ 9,439	$ 25,587	$ 165,930
Elimination of intersegment revenues	-	275	13	8,317	8,605
Consolidated revenues	7,790	122,839	9,426	17,270	157,325

Equity in net loss of joint ventures	(527)	(558)	(72)	-	(1,157)

*NOI	2,184	61,334	5,155	2,003	70,676

Total assets	17,137	648,665	9,117	29,874	704,793

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2002
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 5,537	$ 125,293	$ 9,336	$ 30,562	$ 170,728
Elimination of intersegment revenues	-	(231)	(12)	(8,131)	(8,374)
Consolidated revenues	5,537	125,062	9,324	22,431	162,354

Equity in net loss of joint ventures	(1,181)	(422)	(24)	-	(1,627)

*NOI	2,027	67,052	5,092	1,827	75,998

Total assets	37,446	657,113	9,673	31,071	735,303

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2001
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 7,974	$ 124,923	$ 9,482	$ 39,759	$ 182,138
Elimination of intersegment revenues	-	(298)	(77)	(12,887)	(13,262)
Consolidated revenues	7,974	124,625	9,405	26,872	168,876

Equity in net loss of joint ventures	(29)	(286)	(13)	-	(328)

*NOI	3,987	69,130	5,343	3,232	81,692

Total assets	52,619	683,180	10,683	29,142	775,624

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the years ended December 31, 2003, 2002 and 2001 is as follows:

(In thousands)	2003	2002	2001

Total NOI for reporting segments	$ 70,676	$ 75,998	$ 81,692
Depreciation and amortization	(34,828)	(34,431)	(33,878)
General and administrative expense (excluding service companies expense)	(6,084)	(7,016)	(6,964)
Interest expense	(40,759)	(40,841)	(42,244)
Gain on disposition of properties and land, net	-	227	7,047
Equity in net loss of joint ventures	(1,157)	(1,627)	(328)
Gain on sale of partnership interest	1,314	-	-
Minority Interest in operating partnership	(75)	(324)	(478)
(Loss) income from continuing operations	(10,913)	(8,014)	4,847
Operating (loss) income	-	(167)	60
Gain on disposition of properties	-	9,660	-
Consolidated net (loss) income	$ (10,913)	$ 1,479	$ 4,907

18. SUBSEQUENT EVENTS

Dividends Declared

On December 11, 2003, the Company declared a quarterly dividend of $0.17 per common share, which was paid on February 2, 2004 to shareholders of record on January 15, 2004.

On February 12, 2004, the Company announced that a quarterly dividend of $0.60938 per Depositary Share on its Class A Cumulative Preferred Shares will be paid on March 15, 2004 to shareholders of record on March 1, 2004.

Contract for Property Sale

Effective January 9, 2004, the Company entered into a contract to sell one of its Market Rate properties located in Northeast Ohio.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2003
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues	$ 38,137	$ 38,818	$ 39,772	$ 40,598
Net (loss) income applicable to common shares	(5,353)	(5,256)	(4,947)	(841)
Basic earnings per share	(.28)	(.27)	(.26)	(.04)
Diluted earnings per share	(.28)	(.27)	(.26)	(.04)

	2002
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues	$ 40,138	$ 41,700	$ 42,196	$ 38,320
Net (loss) income applicable to common shares	(2,537)	5,200	(3,431)	(3,238)
Basic earnings per share	(0.13)	0.27	(0.18)	(0.17)
Diluted earnings per share	(0.13)	0.27	(0.18)	(0.17)

ASSOCIATED ESTATES REALTY CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 166	$ 1,869	$ -	$ (1,892)(a)	$ 143
Valuation allowance - deferred
tax asset	4,123	160(b)	-	-	4,283

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	124	1,343	-	(1,301)(a)	166
Valuation allowance - deferred
tax asset	3,615	508(b)	-	-	4,123

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	197	1,490	-	(1,563)(a)	124
Valuation allowance - deferred
tax asset	3,396	219(b)	-	-	3,615

(a) Uncollectible amounts written off.

(b) Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

S-2 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$15,705	$2,357	21,988	$440	$2,357	$22,428	$24,785	$4,434	$20,351	5-30	September, 1995
Bay Club	3,247	129	3,622	207	129	3,829	3,958	1,950	2,008	5-30	December, 1990
College Towers	-	-	75	122	-	197	197	26	171	5-30	April, 2002
Country Club Apartments	11,645	2,772	12,192	561	2,772	12,753	15,525	2,636	12,889	5-30	February, 1998
Ellet	-	-	2,175	448	-	2,623	2,623	2,096	527	5-30	January, 1978
Gates Mills Club	-	65	3,111	533	67	3,642	3,709	3,322	387	5-30	December, 1980
Hawthorne Hills Apartments	2,559	370	2,719	125	370	2,844	3,214	750	2,464	5-30	May, 1997
Hillwood I	-	-	1,448	484	-	1,932	1,932	1,603	329	5-30	June, 1976
KTC Properties	18,889	2,724	17,522	1,628	2,724	19,150	21,874	5,420	16,454	5-30	September, 1995
Mallard's Crossing	5,500	941	8,499	1,062	941	9,561	10,502	2,934	7,568	5-30	February, 1995
Portage Towers (3)	-	388	5,609	3,289	524	8,762	9,286	6,789	2,497	5-40	May, 1973
Puritas Place	-	171	2,698	625	171	3,323	3,494	2,380	1,114	5-30	October, 1981
Riverview Towers	-	-	2,300	509	-	2,809	2,809	2,178	631	5-30	October, 1979
Shaker Park Gardens	-	277	3,012	1,081	277	4,093	4,370	3,374	996	5-17	May, 1964
State Road	-	-	1,185	249	-	1,434	1,434	1,222	212	5-30	September, 1977
Statesman II	-	223	1,633	241	223	1,874	2,097	1,768	329	5-30	May, 1987
Sutliff II	-	-	3,277	694	-	3,971	3,971	3,387	584	5-30	December, 1979
Tallmadge Acres	-	236	4,644	1,003	270	5,613	5,883	4,527	1,356	5-40	June, 1981
The Oaks	1,498	170	2,242	157	170	2,399	2,569	1,466	1,103	5-30	June, 1985
The Triangle	16,152	-	20,401	2,451	-	22,852	22,852	11,813	11,039	5-30	March, 1989
Twinsburg	-	-	2,834	561	-	3,395	3,395	2,622	773	5-30	July, 1979
Vantage Villa	4,591	566	4,598	397	566	4,995	5,561	1,436	4,125	5-30	October, 1995
Village at Avon	14,435	2,145	21,844	1,894	2,145	23,738	25,883	3,273	22,610	5-30	June, 1998
Village Towers	-	-	2,442	513	-	2,955	2,955	2,342	613	5-30	October, 1979
Watergate	17,462	762	3,956	7,266	762	11,222	11,984	569	11,415	5-30	April, 2002
West High	-	-	2,715	477	-	3,192	3,192	2,926	266	5-15	December, 1981
Westchester Townhouses	5,876	693	5,686	349	693	6,035	6,728	3,680	3,048	5-30	November, 1989
Western Reserve Village	5,258	691	6,873	86	691	6,959	7,650	1,381	6,269	5-30	August, 1996
Westlake Investment	-	559	332	777	559	1,109	1,668	1,035	633	5-30	October, 1985
Williamsburg at Greenwood Village	9,751	844	12,930	1,729	844	14,659	15,503	4,933	10,570	5-30	February, 1994
Winchester	3,076	300	5,133	2,588	345	7,676	8,021	6,363	1,658	5-30	March, 1972
Winchester II (3)	-	352	8,296	1,759	373	10,034	10,407	8,053	2,354	5-40	March, 1979

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
Arrowhead Station	3,925	478	4,216	470	478	4,686	5,164	1,451	3,713	5-30	March, 1995
Bedford Commons	5,644	929	5,964	305	929	6,269	7,198	1,938	5,260	5-30	December, 1994
Bradford at Easton	13,643	2,033	16,303	568	2,033	16,871	18,904	3,819	15,085	5-30	October, 1995
Residence at Christopher Wren	10,134	1,560	13,754	1,804	1,560	15,558	17,118	5,094	12,024	5-30	March, 1994
Colony Bay East	3,255	714	4,953	276	714	5,229	5,943	1,551	4,392	5-30	February, 1995
Heathermoor	9,216	1,796	9,087	1,160	1,796	10,247	12,043	3,438	8,605	5-30	August, 1994
Kensington Grove	3,448	533	4,600	194	533	4,794	5,327	1,390	3,937	5-30	July, 1995
Lake Forest	6,010	840	6,135	386	840	6,521	7,361	2,119	5,242	5-30	July, 1994
Muirwood Village at Bennell	3,934	790	4,657	316	790	4,973	5,763	1,659	4,104	5-30	March, 1994
Oak Bend Commons Apartments	4,128	733	5,029	155	733	5,184	5,917	1,174	4,743	5-30	May, 1997
Pendleton Lakes East	7,254	1,314	8,027	721	1,314	8,748	10,062	2,806	7,256	5-30	March, 1994
Perimeter Lakes	6,134	1,265	8,778	482	1,265	9,260	10,525	2,352	8,173	5-30	Sept, 1996
Saw Mill Village	11,980	2,548	17,260	1,249	2,548	18,509	21,057	4,370	16,687	5-30	April, 1997
Sterling Park	3,164	646	3,919	199	646	4,118	4,764	1,333	3,431	5-30	August, 1994
Residence at Turnberry	8,674	869	11,567	3,143	869	14,710	15,579	4,869	10,710	5-30	March, 1994
Wyndemere	-	200	-	-	200	-	200	-	200	-	March, 1997

SOUTHERN OHIO
Remington Place	6,666	1,645	10,049	559	1,645	10,608	12,253	2,543	9,710	5-30	April, 1997

MICHIGAN
Arbor Landings	18,109	1,129	10,403	8,573	1,681	18,424	20,105	4,140	15,965	5-30	January, 1995
Aspen Lakes Apartments	3,900	742	5,501	387	742	5,888	6,630	1,519	5,111	5-30	September, 1996
Central Park Place	6,901	1,013	7,363	605	1,013	7,968	8,981	2,466	6,515	5-30	December, 1994
Country Place Apartments	4,271	768	4,181	259	768	4,440	5,208	1,305	3,903	5-30	June, 1995
Clinton Place Apartments	9,114	1,219	9,506	651	1,219	10,157	11,376	2,168	9,208	5-30	August, 1997
Georgetown Park Apartments	20,153	1,778	12,141	12,300	2,128	24,091	26,219	6,204	20,015	5-30	December, 1994
Oaks and Woods at Hampton	27,962	3,026	27,204	1,972	3,026	29,176	32,202	8,341	23,861	5-30	August, 1995
The Landings at the Preserve	7,028	1,081	7,190	339	1,081	7,529	8,610	2,151	6,459	5-30	September, 1995
Spring Brook Apartments	4,731	610	5,308	228	610	5,536	6,146	1,429	4,717	5-30	June, 1996
Spring Valley Apartments	11,497	1,433	13,462	622	1,433	14,084	15,517	3,006	12,511	5-30	October, 1997
Summer Ridge	9,494	1,251	11,194	476	1,251	11,670	12,921	3,150	9,771	5-30	April, 1996

FLORIDA
Cypress Shores	12,833	2,769	16,452	449	2,769	16,901	19,670	3,435	16,235	5-30	February, 1998
Windsor Pines	21,881	4,834	28,795	471	4,834	29,266	34,100	5,219	28,881	5-30	October, 1998
MetroWest (4)	5,000	3,222	40,943	614	3,222	41,557	44,779	6,661	38,118	5-30	February, 1996

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

GEORGIA
The Falls	17,643	5,403	23,420	1,669	5,403	25,089	30,492	5,205	25,287	5-30	February, 1998
Morgan Place	8,920	3,292	9,159	420	3,292	9,579	12,871	1,828	11,043	5-30	July, 1998

MARYLAND
Reflections	10,104	1,807	12,447	733	1,807	13,180	14,987	2,652	12,335	5-30	February, 1998
Annen Woods	7,376	1,389	9,069	798	1,389	9,867	11,256	1,987	9,269	5-30	July, 1998
Hampton Pointe	17,730	3,394	21,703	1,584	3,394	23,287	26,681	4,687	21,994	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	12,948	1,551	16,458	528	1,551	16,986	18,537	3,279	15,258	5-30	July, 1998

TEXAS
Fleetwood	4,707	997	5,720	221	997	5,941	6,938	1,157	5,781	5-30	July, 1998

ARIZONA
20th and Campbell	10,251	3,192	10,193	323	3,192	10,516	13,708	2,030	11,678	5-30	July, 1998

INDIANA
The Gables at White River	8,652	1,064	11,631	396	1,064	12,027	13,091	2,783	10,308	5-30	February, 1997
Waterstone Apartments	16,399	1,508	22,861	472	1,508	23,333	24,841	4,993	19,848	5-30	August, 1997
Steeplechase	7,693	2,261	16,257	368	2,261	16,625	18,886	3,033	15,853	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	15,241	2,146	19,159	1,290	2,146	20,449	22,595	5,346	17,249	5-30	March, 1996

	$543,391	$89,507	$710,009	83,040	90,647	791,909	882,556	234,768	647,788

Management Service Companies				4,969	720	4,249	4,969	1,344	3,625	10-30	November, 1993
Land, Building & Improvements				$88,009	$91,367	$796,158	887,525	236,112	651,413
FURNITURE, FIXTURE & EQUIPMENT							32,919	28,274	4,645
Construction in progress							5,527	-	5,527
GRAND TOTALS							$925,971	$264,386	$661,585

(1) Encumbrances include mortgage debt, and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

(3) These two properties secure a $14.0 million line of credit. There were no borrowings outstanding at December 31, 2003.

(4) This property secures a $15.0 million line of credit. At December 31, 2003, there were $5.0 million of borrowings outstanding.

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES
INVESTMENT IN WHICH AERC
HAS A 24% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
FLORIDA
Courtney Chase	$15,620	$2,166	$17,780	$ -	$2,166	$17,780	$19,946	$ 524	$19,422	5-30	Nov., 1999

INVESTMENT IN WHICH AERC
HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
NORTHERN OHIO
Lakeshore Village	3,786	482	3,862	318	482	4,180	4,662	2,854	1,808	3-30	October, 1982

INVESTMENT IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde - Phase I	16,836	3,701	19,575	197	3,701	19,772	23,473	2,351	21,122	5-30	May, 2000
Idlewylde - Phase II	25,527	4,603	31,363	27	4,603	31,390	35,993	1,606	34,387	5-30	October, 1998
	$42,363	$8,304	$50,938	$224	$8,304	$51,162	$59,466	$3,957	$55,509

TOTAL: Land, Building and Improvements	$61,769	$10,952	$72,580	$542	$10,952	$73,122	84,074	7,335	76,739
Furniture, Fixtures and Equipment							2,006	1,123	883
Construction in Progress							276	-	276
JOINT VENTURE GRAND TOTAL							$86,356	$ 8,458	$77,898

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

The Aggregate Cost for Federal Income Tax purposes was approximately $905.2 million and $904.9 million at December 31, 2003 and 2002, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

(In thousands)	2003	2002

Balance, beginning of period	$ 916,408	$ 932,308
Disposal of fixed assets	(3,825)	(45,484)
New acquisition properties	-	17,873
Improvements (a)	13,388	11,711
Balance, end of period	$ 925,971	$ 916,408

(a) Includes a reduction of $589,000 in 2003 and $4.5 million in 2002 related to the redemption of Operating Partnership Units. See Note 1 of the Notes to the Consolidated Financial Statements.

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

(In thousands)	2003	2002

Balance, beginning of period	$ 233,350	$ 212,124
Disposal of fixed assets	(3,480)	(12,852)
Depreciation for period	34,516	34,078
Balance, end of period	$ 264,386	$ 233,350