Form 10-Q
period 2004-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2004-05-04
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares outstanding as of April 30, 2004: 19,630,322 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2004	2003
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 91,365	$ 91,367
Buildings and improvements	795,794	796,158
Furniture and fixtures	32,989	32,919
	920,148	920,444
Less: accumulated depreciation	(272,065)	(264,386)
	648,083	656,058
Construction in progress	6,863	5,527
Real estate, net	654,946	661,585
Property held for sale	211	-
Cash and cash equivalents	2,339	2,212
Restricted cash	10,387	10,889
Accounts and notes receivable, net
Rents	571	631
Affiliates and joint ventures	6,148	5,423
Other	2,565	2,238
Investments in joint ventures, net	8,321	8,727
Goodwill	1,725	1,725
Intangible and other assets, net	10,710	11,363
	$ 697,923	$ 704,793
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 540,775	$ 543,391
Unsecured debt	105	105
Total indebtedness	540,880	543,496
Accounts payable and accrued expenses	22,526	24,295
Dividends payable	3,335	3,311
Resident security deposits	4,209	4,187
Funds held on behalf of managed properties
Affiliates and joint ventures	2,631	2,189
Other	3,060	1,066
Accrued interest	2,568	2,649
Commitments and contingencies (Note 10)	-	-
Total liabilities	579,209	581,193

Operating partnership minority interest	2,172	2,172

Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,620,322 and 19,478,681 out-
standing at March 31, 2004 and December 31, 2003, respectively	2,300	2,300
Paid-in capital	278,368	279,087
Accumulated distributions in excess of accumulated net income	(190,210)	(184,436)
Less: Treasury shares, at cost, 3,375,441 and 3,517,082 shares
at March 31, 2004 and December 31, 2003, respectively	(30,166)	(31,773)
Total shareholders' equity	116,542	121,428
	$ 697,923	$ 704,793

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
(In thousands, except per share amounts)	2004	2003
Revenues
Rental	$ 33,492	$ 32,846
Property management fees and reimbursements	2,972	3,091
Asset management fees	240	436
Asset disposition fees	233	-
Painting services	1,874	341
Other	1,125	982
Total revenues	39,936	37,696
Expenses
Property operating and maintenance	16,125	17,556
Depreciation and amortization	8,221	8,688
Direct property management and service companies expenses	3,292	3,263
Painting services	1,442	445
General and administrative	1,836	1,512
Interest expense	10,004	10,029
Total expenses	40,920	41,493
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(984)	(3,797)
Equity in net loss of joint ventures	(258)	(354)
Minority interest in operating partnership	(16)	(22)
(Loss) income from continuing operations	(1,258)	(4,173)
Income from discontinued operations	193	191
Net (loss) income	(1,065)	(3,982)
Preferred share dividends	(1,371)	(1,371)
Net (loss) income applicable to common shares	$ (2,436)	$ (5,353)

Earnings per common share - basic:
(Loss) income applicable to common shares from continuing operations	$ (.14)	$ (.29)
Income from discontinued operations	.01	.01
Net (loss) income applicable to common shares	$ (.13)	$ (.28)

Earnings per common share - diluted:
(Loss) income applicable to common shares from continuing operations	$ (.14)	$ (.29)
Income from discontinued operations	.01	.01
Net (loss) income applicable to common shares	$ (.13)	$ (.28)

Dividends declared per common share	$ .17	$ -

Weighted average number of common shares outstanding - basic	19,446	19,382
- diluted	19,446	19,382

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
		Class A				Distributions
		Cumulative		Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Common Shares	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2003	$ 121,428	$ 56,250	$ 2,300	$ 279,354	$ (267)	$ (184,436)	$ (31,773)
Comprehensive (loss) income:
Net (loss) income	(1,065)	-	-	-	-	(1,065)	-
Total comprehensive (loss) income	(1,065)	-	-	-	-	(1,065)	-
Amortization of unearned compensation	66	-	-	-	66	-	-
Forfeiture of 1,777 restricted common shares	(4)	-	-	7	9	-	(20)
Issuance of 45,870 restricted common shares
from treasury shares	26	-	-	(140)	(352)	-	518
Purchase of 8,452 treasury shares	(71)	-	-	-	-	-	(71)
Issuance of 106,000 common shares for stock
option exercises from treasury shares	871	-	-	(309)	-	-	1,180
Common share dividends declared	(3,338)	-	-	-	-	(3,338)	-
Preferred share dividends declared	(1,371)	-	-	-	-	(1,371)	-
Balance, March 31, 2004	$ 116,542	$ 56,250	$ 2,300	$ 278,912	$ (544)	$ (190,210)	$ (30,166)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31,

(UNAUDITED)

	2004	2003
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (1,065)	$ (3,982)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,231	8,693
Loss on fixed asset replacements write-off	63	64
Minority interest in operating partnership	16	22
Equity in net loss of joint ventures	258	354
Capitalized costs on investment in joint ventures	-	(35)
Earnings distributed from joint ventures	147	10
Net change in assets and liabilities:
- Accounts and notes receivable	(266)	1,720
- Accounts and notes receivable of affiliates and joint ventures	(725)	(50)
- Accounts payable and accrued expenses	(783)	(4,063)
- Other operating assets and liabilities	515	1,301
- Restricted cash	502	968
- Funds held for non-owned managed properties	1,993	(144)
- Funds held for non-owned managed properties of affiliates
and joint ventures	443	578
Total adjustments	10,394	9,418
Net cash flow provided by operations	9,329	5,436
Cash flow from investing activities:
Recurring fixed asset additions	(1,170)	(1,558)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(1,515)	(237)
Net cash flow used for investing activities	(2,685)	(1,795)
Cash flow from financing activities:
Principal payments on secured debt	(1,616)	(1,686)
Line of credit borrowings	15,000	12,900
Line of credit repayments	(16,000)	(8,900)
Common share dividends paid	(3,314)	(3,310)
Preferred share dividends paid	(1,371)	(1,371)
Operating partnership distributions paid	(16)	(22)
Issuance of treasury shares related to exercise of stock options	871	-
Other (purchase) issue of treasury shares - net	(71)	(65)
Net cash flow used for financing activities	(6,517)	(2,454)
Increase in cash and cash equivalents	127	1,187
Cash and cash equivalents, beginning of period	2,212	900
Cash and cash equivalents, end of period	$ 2,339	$ 2,087
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,335	$ -
Cash paid for interest (excluding capitalized interest)	9,818	9,969
Fixed asset replacement and other write-offs	1,389	505

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, loan origination and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), a subsidiary of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. The Company owns three taxable REIT subsidiaries (previously the Company had four taxable REIT subsidiaries, however, effective December 31, 2003, the Company merged two taxable REIT subsidiaries into one) which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies."

As of March 31, 2004, the Company owns or property manages 106 apartment communities in twelve states consisting of 24,022 units. The Company wholly owns, either directly or through subsidiaries, or holds ownership interests in 78 of the 106 apartment communities containing 18,313 units in 10 states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company, or one of its subsidiaries, also property manages 28 communities in which it does not have an ownership interest, consisting of 5,709 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186-unit apartment community and one commercial property containing approximately 145,000 square feet.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common shares on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $544,000 and $267,000 at March 31, 2004 and December 31, 2003, respectively. If the fair value method had been applied to the stock option grants as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net (loss) income and earnings per share for the periods ended March 31, 2004 and 2003 would have been as follows:

	For the three months
	ended March 31,
(In thousands, except per share data)	2004	2003

Net (loss) income	$ (1,065)	$ (3,982)
Total stock compensation cost recognized	62	68
Total stock compensation cost had SFAS 123 been adopted	(87)	(97)
Proforma net (loss) income had SFAS 123 been adopted	$ (1,090)	$ (4,011)

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (2,436)	$ (5,353)
Total stock compensation cost recognized	62	68
Total stock compensation cost had SFAS 123 been adopted	(87)	(97)
Pro forma net (loss) income had SFAS 123 been adopted	$ (2,461)	$ (5,382)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.13)	$ (.28)
Total stock compensation cost recognized	-	.01
Total stock compensation cost had SFAS 123 been adopted	-	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.13)	$ (.28)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.13)	$ (.28)
Total stock compensation cost recognized	-	.01
Total stock compensation cost had SFAS 123 been adopted	-	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.13)	$ (.28)

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus regarding Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128." The issue addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company is still evaluating the impact of this consensus as it relates to the operating partnership minority interest.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of Interpretation No. 46 which superceded the January 2003 issuance. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and for the consolidated financial statements for periods ending after March 15, 2004 for all variable interest entities. The Company has adopted the provisions of this Interpretation effective January 1, 2004. The Company has completed the evaluation of all of its legal entities in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has determined that certain legal entities, which are currently included in the Company's consolidated financial statements, are variable interest entities. The Company is the primary beneficiary of these entities and therefore will continue to include them in its consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. DEVELOPMENT OF MULTIFAMILY PROPERTIES

Construction in progress was $6.9 million and $5.5 million at March 31, 2004 and December 31, 2003, respectively, which primarily represents projects at certain of the Company's currently operating properties.

3. SALE OF PROPERTIES

The Company reports, as discontinued operations, the results of operations and gain/loss related to the sale of real estate assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Real estate assets that are classified as "held for sale" are also reported as discontinued operations. The Company generally classifies properties as "held for sale" when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction.

On January 9, 2004, the Company entered into a contract to sell one of its Market Rate properties located in Northeast Ohio. At March 31, 2004, all significant contingencies related to this transaction had been satisfied and, as such, the Company classified this property as "held for sale." This transaction is expected to close during the second quarter. The results of operations for this property for the three months ended March 31, 2004 and 2003 are included in discontinued operations. The net book value of the real estate assets for this property at March 31, 2004, was $211,000. The Company anticipates that it will record a gain related to the sale of approximately $9.5 million when the transaction is closed.

The following chart summarizes "Income from discontinued operations" for the three months ended March 31, 2004 and 2003:

	For the three months
	ended March 31,
	2004	2003
(In thousands)
Total property revenues	$ 561	$ 549
Total revenues	561	549

Property operating and maintenance expense	359	353
Real estate asset depreciation and amortization	10	5
Interest expense	-	-
Total expenses	369	358

Operating (loss) income	193	191
Gain on disposition of properties	-	-
Income from discontinued operations	$ 193	$ 191

4. DEBT

Lines of Credit

The Company has a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $4.0 million and $5.0 million outstanding on this line of credit at March 31, 2004 and December 31, 2003, respectively. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5% or 2.84% at March 31, 2004, and are currently limited to $9.3 million.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at March 31, 2004 or December 31, 2003. Approximately $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At March 31, 2004, letters of credit totaling $2.4 million have been issued against this line. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. This line of credit matures December 31, 2004.

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

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all of the client's real estate investments. Two of the six assets were sold in 2003 and two were sold during the three months ended March 31, 2004. Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them.

In November 2003, the Company was informed by another of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during the three months ended March 31, 2004. Because of the sale of these investments, the Company will no longer receive the asset management fee revenue associated with them.

Information on the intangible asset is as follows:

Intangible Asset Subject to Amortization

Net
Intangible
	Intangible	Deferred	Asset
	Subject to	Tax	Subject to
(In thousands)	Amortization	Liability	Amortization
Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (625)	$ 4,780
Less: Accumulated amortization	(4,996)	606	(4,390)
Less: Impairment write down	(312)	-	(312)
Balance as of March 31, 2004	$ 97	$ (19)	$ 78

Estimated remaining amortization expense:
For the three months ended June 30, 2004	$ 97	$ (19)	$ 78

The net amount of the intangible asset amortization expense recorded for the three months ended March 31, 2004 and 2003 was $78,000.

Goodwill

The carrying amount of goodwill at March 31, 2004 was $1.7 million. The Company completed its annual review of goodwill during the quarter ended March 31, 2004. The review included the effect of the above mentioned advisory client directive to liquidate its real estate holdings and a second client's notification to sell four commercial properties. In performing this analysis, the Company estimates holding periods of the assets, changes in fair market value of the assets and cash flows related to the operations of the assets to determine the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company. Based on its analysis, the Company determined that the goodwill was not impaired as of March 31, 2004. Therefore, there were no changes to the carrying amount of goodwill during the three months ended March 31, 2004. For further information concerning goodwill, see Note 12.

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

Summarized affiliate and joint venture transaction activity is as follows:

	For the three months
	ended March 31,
(In thousands)	2004	2003

Property management fee and other
miscellaneous service revenues - affiliates	$ 188	$ 409
- joint ventures	63	71
Painting service revenues - affiliates	1,842	57
- joint ventures	3	23
Expenses incurred on behalf
of and reimbursed by (1) - affiliates	386	967
- joint ventures	28	105
Interest income - affiliates	24	26
Interest expense - affiliates	3	10
- joint ventures	-	1

(1) Primarily payroll and employee benefits, reimbursed at cost.

Property management fees and other miscellaneous receivables due from affiliates and joint venture properties aggregated $2.4 million and $1.8 million at March 31, 2004 and December 31, 2003, respectively.

Advances to Affiliates and Joint Ventures

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures. Funds advanced to affiliates and joint ventures aggregated $83,000 and $354,000 at March 31, 2004, respectively, and $83,000 and $170,000 at December 31, 2003, respectively, and represented funds not yet repaid to the Company. The Company also holds funds for the benefit of affiliates and joint ventures which in the aggregate amounted to $2.5 million and $171,000 at March 31, 2004, respectively, and $2.0 million and $139,000 at December 31, 2003, respectively.

Notes Receivable

At March 31, 2004 and December 31, 2003, two notes of equal amounts were receivable from the Company's Chief Executive Officer aggregating $3.4 million (included in "Accounts and notes receivables-affiliates and joint ventures" in the Consolidated Balance Sheets) both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the three months ended March 31, 2004 and 2003, the interest rates charged on these notes were approximately 2.8% and 3.1%, respectively. The Company recognized interest income of $24,000 and $26,000 for the three months ended March 31, 2004 and 2003, respectively, relating to these notes.

Professional Services Agreements

Effective July 1, 2002, the Company entered into a professional services agreement with Gelber & Associates Corporation ("Gelber") in which a brother-in-law of the Company's Chief Executive Officer is a principal. Under the agreement, Gelber will consult with the Company on the purchase of natural gas. Gelber will receive a service fee of $3,000 plus 30.0% of any savings, as defined in the agreement, realized by the Company. The Company paid Gelber $11,000 and $13,000 during the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, Merit Painting Services ("Merit"), a subsidiary of the Company, was retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. JAS is owned by the son of the Company's Chief Executive Officer. The total amounts of the subcontracts are yet to be determined because the contract prices are based upon per unit charges and the number of units where work is to be performed is currently unknown. During the three months ended March 31, 2004, $1.8 million of revenue in connection with these contracts was reported in painting revenues in the Company's Consolidated Statements of Operations. As of March 31, 2004, $732,000 was still owed Merit and is included in "Accounts and notes receivable affiliates and joint ventures" in the Company's Consolidated Balance Sheets.

7. SHARES

During the three months ended March 31, 2004, the Company issued 45,870 restricted common shares from treasury shares. Of these shares, 32,010 vest three years from the date of grant and the remaining 13,860 shares vest in equal increments over three years from the date of grant. The Company's policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At March 31, 2004, the Company held 3,375,441 treasury shares at a cost of $30.2 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 1.8 million and 2.3 million options to purchase common shares outstanding at March 31, 2004 and 2003, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market Rate ("Market Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold or are classified as "held for sale" in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market Rate properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of the Company's financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of the Company's liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three months ended March 31, 2004 and 2003 is as follows:

	For the three months ended March 31, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 32,199	$ 2,415	$ 7,415	$ 42,029
Elimination of intersegment revenues	-	(72)	(3)	(2,018)	(2,093)
Consolidated revenues	-	32,127	2,412	5,397	39,936

Equity in net loss of joint ventures	(1)	(221)	(36)	-	(258)

Income from discontinued operations	193	-	-	-	193

*NOI	-	17,219	1,193	665	19,077

Total assets	211	657,677	8,879	31,156	697,923

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended March 31, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 31,460	$ 2,339	$ 6,023	$ 39,822
Elimination of intersegment revenues	-	(64)	(2)	(2,060)	(2,126)
Consolidated revenues	-	31,396	2,337	3,963	37,696

Equity in net loss of joint ventures	(108)	(238)	(8)	-	(354)

Income from discontinued operations	191	-	-	-	191

*NOI	-	15,019	1,161	252	16,432

Total assets	90	683,683	9,282	32,046	725,101

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three months ended March 31, 2004 and 2003 is as follows:

	For the three months
	ended March 31,
(In thousands)	2004	2003

Total NOI for reportable segments	$ 19,077	$ 16,432
Depreciation and amortization	(8,221)	(8,688)
General and administrative expense	(1,836)	(1,512)
Interest expense	(10,004)	(10,029)
Equity in net loss of joint ventures	(258)	(354)
Minority interest in operating partnership	(16)	(22)
Income from discontinued operations	193	191
Consolidated net (loss) income	$ (1,065)	$ (3,982)

10. CONTINGENCIES

Legal Proceedings

The Company is subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, the Company is unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of March 31, 2004 and no accruals have been made for these matters. The Company believes that other Litigation will not have a material adverse impact on the Company after final disposition.

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

On or about December 22, 2003, the Montgomery County, Maryland Office of Landlord Tenant Affairs commenced an investigation into possible violations of state and county Landlord-Tenant laws involving two properties operated by the Company located in Montgomery County, Maryland. The matters being investigated are for the most part the same leasing practices being investigated by the Maryland Attorney General. The Company is attempting to cooperate with the County.

11. GUARANTEES

In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation was secured by a $3.5 million letter of credit. On March 2, 2004, this letter of credit was reduced to $1.75 million in accordance with the provisions of the original agreement. The Company has also guaranteed the payment of 50.0% of the balance or approximately $12.7 million at March 31, 2004, of the construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at March 31, 2004. The Company has guaranteed the payment of 50.0% of the balance or approximately $7.8 million at March 31, 2004, of the construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which was developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at March 31, 2004.

12. SUBSEQUENT EVENTS

Advisory Business

On April 19, 2004, the Company received notice from one of MIG's pension fund clients of its intention to transfer its business to another advisor. The Company is currently analyzing its goodwill related to the advisory business for possible impairment. The Company has a recorded goodwill balance of approximately $1.7 million at March 31, 2004. Any impairment charge, if taken, would result in a non-cash impact on net income (loss) for the second quarter of 2004.

Dividends Declared

On May 1, 2004, the Company paid a dividend of $0.17 per common share, which was declared on March 19, 2004 to shareholders of record on April 15, 2004.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the document. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

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

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and property management services to third party owners of multifamily residential units for which the Company is paid fees. Approximately 84.0% of the Company's consolidated revenues were generated from the leasing of the owned residential units for the three months ended March 31, 2004. Approximately 93.0% of the revenues generated by the owned properties during the three months ended March 31, 2004 are related to Market Rate properties. The operating performance of the properties and cash flows from operations, particularly the Market Rate properties, have been impacted by low mortgage rates, which have resulted in an increase in home purchases by existing and potential apartment residents, the overall weak economy and related unemployment rates. Increasing insurance costs and real estate taxes across the multifamily housing industry have also increased property operating expenses and reduced cash flows from operations.

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

For 2004, the Company expects its performance to be driven primarily by improvements in the Market Rate portfolio. The Company expects to increase net collected rents within a range of 2.0% to 2.5% for the year, by focusing on reducing the amount of rent concessions while maintaining the physical occupancy levels achieved at the end of the fourth quarter of 2003. The Company anticipates a reduction in property operating expenses of approximately 3.0% to 3.5%, which it expects to accomplish through continued careful management of controllable expenses. As a result, the Company anticipates growth in Net Operating Income ("NOI") for the Market Rate portfolio in the range of 6.5% to 8.5% for the year 2004 as compared to the year 2003. The Company does not anticipate changes in acquisition, disposition or development activity in 2004 that would materially change these expected results.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that it will meet its liquidity requirements for the remainder of 2004 generally through its net cash provided by operations, secured borrowings (primarily through the use of the Company's two lines of credit, which had $15.3 million of additional borrowings available at March 31, 2004), and property sales' proceeds. The Company believes that these sources will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

The Company anticipates the following commitments for capital expenditures for the remainder of 2004:

. $8.4 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and property common area parking lots, roofs and similar items in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow provided by operating activities;

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

Cash Flows. Significant sources and uses of cash in the three months ended March 31, 2004 and 2003, respectively, are summarized as follows:

Cash Sources (Uses):

	For the three months
	ended March 31,
(In thousands)	2004	2003

Net cash provided by operating activities	$ 9,329	$ 5,436
Real estate and fixed asset additions	(2,685)	(1,795)
(Decreases) increases in debt - net	(2,616)	2,314
Cash dividends and operating partnership
distributions paid	(4,701)	(4,703)
Exercise of stock options	871	-
Net cash from other financing activities	(71)	(65)
Cash increase	$ 127	$ 1,187

Cash Flows Provided by Operating Activities. Cash flows from operating activities have historically been driven by net income (loss) levels and fluctuations in accounts payable and accounts receivable balances. The $3.9 million increase in cash flow from operating activities in 2004 compared to 2003 was primarily a result of a decrease in net loss of $2.9 million. Additionally, cash provided in the form of funds held for managed properties increased $2.0 million in 2004. These increases were partially offset by a net decrease of $619,000 in accounts payable and accounts receivable and a decrease of $466,000 in restricted cash.

Cash Flows Used For Investing Activities. Cash used for investing activities increased $890,000 in 2004 compared to 2003 primarily as a result of an increase in fixed asset addition expenditures in 2004. The Company anticipates total fixed asset expenditures to be approximately $11.2 million for the remainder of 2004.

Cash Flows Used for Financing Activities. Cash used for financing activities increased $4.1 million in 2004 compared to 2003 primarily as a result of a reduction in debt of $2.6 million in 2004 compared to an increase in debt of $2.3 million in 2003, representing a total change of $4.9 million. This was partially offset by $871,000 provided from the issuance of treasury shares related to stock option exercises in 2004.

Dividends. On March 19, 2004, the Company declared a dividend of $0.17 per common share which was paid on May 1, 2004 to shareholders of record on April 15, 2004.

Financing and Other Commitments. The Company has a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $4.0 million and $5.0 million outstanding on this line of credit at March 31, 2004 and December 31, 2003, respectively. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5%, or 2.84% at March 31, 2004, and are currently limited to $9.3 million.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at March 31, 2004 or December 31, 2003. Approximately $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At March 31, 2004, letters of credit totaling $2.4 million have been issued against this line. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. This line of credit matures on December 31, 2004. The Company intends to seek an extension upon maturity.

At March 31, 2004, the Company had one Medium-Term Note outstanding in the amount of $105,000. This loan bears interest at 6.88%, is unsecured and matures in December 2004. The Company intends to repay this loan in full at maturity.

Guarantees. In connection with the refinancing of the Watergate Apartments, the Company has guaranteed completion of certain improvements totaling approximately $7.0 million. This obligation was secured by a $3.5 million letter of credit. On March 2, 2004, this letter of credit was reduced to $1.75 million in accordance with the provisions of the original agreement. The Company has also guaranteed the payment of 50.0% of the balance or approximately $12.7 million at March 31, 2004, of the construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at March 31, 2004. The Company has guaranteed the payment of 50.0% of the balance or approximately $7.8 million at March 31, 2004, of the construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which was developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at March 31, 2004.

Off-Balance Sheet Investments. The Company has investments in three joint ventures that own a total of four multifamily apartment communities. The operations of these properties are similar to the operations of the Company's wholly owned portfolio. These investments enable the Company to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises influence, but does not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

Joint Venture Financing Commitments. The Company has two guarantee obligations related to its joint ventures. These obligations were previously discussed under Guarantees.

At March 31, 2004, all of the Company's joint venture investments were encumbered by debt. The Company's share of this debt was $26.3 million.

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

Dispositions. On January 9, 2004, the Company entered into a contract to sell one of its Market Rate properties located in Northeast Ohio. At March 31, 2004, all significant contingencies related to this transaction had been satisfied and, as such, the Company classified this property as "held for sale." This transaction is expected to close during the second quarter. The results of operations for this property for the three months ended March 31, 2004 and 2003 are included in discontinued operations. The net book value of the real estate assets for this property at March 31, 2004, was $211,000. The Company anticipates that it will record a gain related to the sale of approximately $9.5 million when the transaction is closed.

Management and Service Operations. On April 19, 2004, the Company received notice from one of MIG's pension fund clients of its intention to transfer its business to another advisor. Revenue recognized from this client for the three-month period ended March 31, 2004 was $115,000. Annual revenue budgeted for this client is approximately $465,000. The Company is currently analyzing its goodwill related to the advisory business for possible impairment. The Company currently has a recorded goodwill balance of approximately $1.7 million. Any impairment charge, if taken, would result in a non-cash impact on net income (loss) for the second quarter of 2004.

In March 2003, MIG was directed by one of its clients to initiate the sale of all of the client's real estate investments. Two of the six properties were sold during 2003 and two were sold during the three months ended March 31, 2004. The Company anticipates the two remaining properties will be sold during 2004. Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received for the properties sold in 2004 was $39,000 for the three months ended March 31, 2004. Revenue received for the two remaining properties was $155,000 for the three months ended March 31, 2004. For each property sold for this client, the Company receives a one time disposition fee. The Company received disposition fees of $233,000 during the three months ended March 31, 2004.

In November 2003, the Company was informed by another of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during the three months ended March 31, 2004. Because of the sale of these investments, the Company will no longer receive the asset management fee revenue associated with them. Revenue received from the property sold during 2004 was $13,000 for the three months ended March 31, 2004. Revenue received for the three months ended March 31, 2004 from the remaining property to be sold was $22,000.

In November 2003, the Company entered into three new property management contracts for properties located in Pennsylvania owned by an unrelated third party. Additionally, in February 2004, the Company entered into a fourth property management contract for a property owned by an unrelated third party. This property is also located in Pennsylvania. The Company received fee revenue of approximately $31,000 during the three month ended March 31, 2004 from these four contracts.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 to the three ended March 31, 2003

In the following discussion, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represent 61 wholly owned properties. Acquired/Disposed properties represent one property that has been classified as held for sale. Affordable Housing represents 12 properties subject to HUD regulations.

Overall, the net (loss) income from continuing operations decreased $2.9 million when comparing the three months ended March 31, 2004 to the three months ended March 31, 2003. This decrease was primarily attributable to a reduction in property operating and maintenance expenses, an increase in rental revenues and an increase in the net of painting service revenues and expenses during 2004. While the decrease in property operating and maintenance expenses was partially a result of decreased utility and snow removal expenses, it was also impacted by the Company's continued focus on the management of controllable expenses and the steps taken in 2003 to gain operating efficiencies across the Company's portfolio. The increase in rental revenue was primarily the result of a reduction in loss to vacancies due to an increase in physical occupancy and a decrease in concessions in the Market Rate portfolio in 2004 compared to 2003. The increase in the net of painting service revenues and expenses is a result of rehabilitation work done at several non-owned properties in 2004.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three months ended March 31, 2004 to the three months ended March 31, 2003:

	Increase (decrease)
	when comparing the
	three months ended
	March 31, 2004 to
	March 31, 2003
(Amounts in thousands)
Rental Revenue	$ 646	2.0%
Property management fees and reimbursements	(119)	(3.9)%
Asset management fees	(196)	(45.0)%
Asset disposition fees	223	N/A
Painting services revenue	1,533	449.6%
Property operating and maintenance expenses	(1,431)	(8.2)%
Painting services expenses	997	224.0%
Equity in net loss of joint ventures	96	27.1%

Total revenues	2,240	5.9%
Total expenses	(573)	(1.4)%
Net (loss) income	2,917	73.3%

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. The Company measures these factors using indicators such as average economic occupancy (potential rent less vacancies and allowances divided by potential rent), physical occupancy (number of units occupied divided by total number of units), and average monthly net collected rent per unit (gross potential rents less vacancies and allowances divided by total number of units). This information is presented in the following table for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	94.5%	94.8%	$401
Market Rate	85.6%	91.8%	$668
Affordable Housing	98.8%	99.1%	$624

	For the three months ended March 31, 2003
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	95.4%	96.7%	$392
Market Rate	80.4%	89.3%	$651
Affordable Housing	99.5%	99.5%	$621

The increase in rental revenue in 2004 compared to 2003 was primarily a result of the performance of the Market Rate properties. Average monthly net collected rent increased $17 per unit during the three months ended March 31, 2004 compared to the same period in 2003 for the Market Rate properties. This increase was primarily the result of the Company's focus during 2003 on increasing occupancy through a market-by-market property analysis. Rental rates were reduced in certain markets, however, increases in physical occupancy offset the effect on gross potential rents of the reduced rental rates, resulting in the increase in average monthly net collected rent.

Fees. The management and service operations recognized a reduction in property and asset management fee income of $332,000 in 2004 compared to 2003 primarily as a result of the loss of asset management and property management contracts related to five properties in 2003 and three properties in 2004, and the reduction in management fees received at five additional properties in 2004 resulting from a change in ownership. These reductions were partially offset by the addition of three property management contracts in 2003 and one property management contract in 2004. The management and service operations also recognized asset disposition fees of $233,000 during 2004. These fees were earned as a result of the successful disposition of two advised assets. The Company anticipates the disposition of two additional assets during 2004 for which the Company would receive a disposition fee. It should be noted that the management and advisory fees attributed to properties owned by pension fund clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Painting Service Revenues and Expenses. Painting service revenues and expense both increased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily as a result of contracts that were entered into by the Company's subsidiary, Merit Painting Services. As of March 31, 2004, contracts for the rehabilitation of seven properties had been signed. Work under these contracts is expected to be completed by the end of 2004.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses decreased $1.4 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily as a result of reductions in real estate taxes and insurance expense of $311,000, utility expense of $220,000, other operating expenses of $186,000, repair and maintenance expenses of $466,000, and advertising expense of $225,000. Real estate taxes and insurance decreased primarily as a result of the receipt in 2004 of net refunds of prior years real estate taxes of $310,000 due to successful property valuation appeals, which was partially offset by an increase of $113,000 in insurance expense. Utility expense decreased primarily as a result of warmer temperatures in 2004 compared to 2003. Other operating expenses decreased primarily as a result of a reduction in bad debt expense and collection costs. Repairs and maintenance expenses decreased primarily as a result of reduced snow removal costs and reduced vacancies, which resulted in lower turn costs. Additionally, the Company's focus on increasing operating efficiencies helped reduce overall maintenance costs as well as overall advertising costs.

Equity in Net Loss of Joint Ventures. The combined equity in net loss of joint ventures decreased $96,000 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily as a result of the Company's sale in October 2003 of its interest in Berkley Manor. During the three months ended March 31, 2003, the Company reported equity in net loss of $98,000 with none in 2004 for this property.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the periods ended March 31, 2004 and 2003.

	For the three months
	ended March 31,
(In thousands)	2004	2003

Beneficial interests in joint venture operations
Rental revenue	$ 1,054	$ 735
Cost of operations	593	465
	461	270
Interest income	-	1
Interest expense	(353)	(299)
Depreciation	(335)	(203)
Amortization	(31)	(29)
Loss from continuing operations	(258)	(260)
Loss from discontinued operations	-	(94)
Net (loss) income	$ (258)	$ (354)

The primary reason for the increase in rental revenue and cost of operations for the three months ended March 31, 2004 compared to the same period in 2003 was the completion in July 2003 of the construction of the Courtney Chase Apartments located in Orlando, Florida and increased occupancy at Idlewylde Apartments Phase II in Atlanta, Georgia, which was in lease up during 2003.

Discontinued operations represent the operating results of one joint venture property that was sold on April 17, 2003 and one joint venture property in which the Company sold its interest on October 17, 2003.

Income from Discontinued Operations. Included in discontinued operations for the three months ended March 31, 2004 and 2003, is the operating results of one property which the Company classified as held for sale at March 31, 2004. The sale of this property is expected to close during the second quarter. For further details on "Income from discontinued operations," reference is made to Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Inflation

Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. The Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus regarding Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128." The issue addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company is still evaluating the impact of this consensus as it relates to the operating partnership minority interest.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision of Interpretation No. 46 which superceded the January 2003 issuance. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and for the consolidated financial statements for periods ending after March 15, 2004 to existing variable interest entities. The Company has adopted the provisions of this Interpretation effective January 1, 2004. The Company has completed the evaluation of all of its legal entities in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has determined that certain legal entities, which are currently included in the Company's consolidated financial statements, are variable interest entities. The Company is the primary beneficiary of these entities and therefore will continue to include them in its consolidated financial statements.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to the Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of March 31, 2004, the fair market value of the Company's fixed rate debt increased approximately $1.3 million or 0.2%, primarily as a result of a decrease in interest rates since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, the Company's disclosure controls with respect to such entities are necessarily substantially more limited than those maintained with respect to the Company's consolidated subsidiaries.

The Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this quarterly report, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the last fiscal quarter that materially affected or are reasonably likely to affect internal controls. The Company does not believe any significant deficiencies or material weaknesses exist in its internal controls. Accordingly, no corrective actions have been taken.

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 10 of the Notes to the Consolidated Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Issuer Purchases of Equity Securities For the Three Months Ended March 31, 2004

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
		Average	As Part of	May Yet Be Purchased
	Total Number of	Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

January 1 through
January 31	-	N/A	-	-
February 1 through
February 29	8,206	8.41	-	-
March 1 through
March 31	246	8.50	-	-
Total	8,452	8.41	-	-

The Company does not currently have an authorization in effect from the Board of Directors to purchase its common shares on the open market. The Company does, however, have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares to the Company equal in value on the day of vesting to the amount of taxes due. Such shares are the only shares purchased by the Company during the three month period ended March 31, 2004. Forfeitures of restricted shares, if any, are not included in this table, although they increase the total number of treasury shares.

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

(b) Reports on Form 8-K.

A Current Report on Form 8-K was furnished to the SEC on February 12, 2004, under Item 12 (Regulation FD Disclosure), furnishing the Company's earnings press release for the quarter ended December 31, 2003.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 4, 2004	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer