Form 10-Q
period 2004-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2004-08-03
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares outstanding as of July 30, 2004: 19,640,298 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2004	2003
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 91,364	$ 91,367
Buildings and improvements	800,819	796,158
Furniture and fixtures	33,329	32,919
	925,512	920,444
Less: accumulated depreciation	(279,868)	(264,386)
	645,644	656,058
Construction in progress	3,596	5,527
Real estate, net	649,240	661,585
Cash and cash equivalents	1,909	2,212
Restricted cash	20,900	10,889
Accounts and notes receivable, net
Rents	710	631
Affiliates and joint ventures	6,968	5,367
Other	2,983	2,294
Investments in joint ventures, net	7,958	8,727
Goodwill	1,725	1,725
Intangible and other assets, net	9,477	11,363
	$ 701,870	$ 704,793
LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 539,698	$ 543,391
Unsecured debt	105	105
Total indebtedness	539,803	543,496
Accounts payable and accrued expenses	24,771	24,295
Dividends payable	3,339	3,311
Resident security deposits	4,259	4,187
Funds held on behalf of managed properties
Affiliates and joint ventures	2,907	2,189
Other	1,684	1,066
Accrued interest	2,467	2,649
Commitments and contingencies (Note 9)	-	-
Total liabilities	579,230	581,193

Operating partnership minority interest	2,172	2,172

Shareholders' equity
Preferred shares, Class A cumulative, without par value;
3,000,000 authorized; 225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,640,844 and 19,478,681 out-
standing at June 30, 2004 and December 31, 2003, respectively	2,300	2,300
Paid-in capital	278,224	279,087
Accumulated distributions in excess of accumulated net income	(186,369)	(184,436)
Less: Treasury shares, at cost, 3,354,919 and 3,517,082 shares
at June 30, 2004 and December 31, 2003, respectively	(29,937)	(31,773)
Total shareholders' equity	120,468	121,428
	$ 701,870	$ 704,793

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenues
Rental	$ 33,888	$ 33,639	$ 67,380	$ 66,485
Property management fees and reimbursements	2,725	2,838	5,698	5,928
Asset management fees	217	436	457	873
Asset disposition fees	-	-	233	-
Painting services	2,445	482	4,319	823
Other	1,154	963	2,237	1,902
Total revenues	40,429	38,358	80,324	76,011
Expenses
Property operating and maintenance	16,471	18,056	32,596	35,612
Depreciation and amortization	8,349	8,745	16,571	17,433
Direct property management and service companies expenses	3,030	2,948	6,323	6,211
Painting services	1,784	502	3,226	947
General and administrative	1,879	1,767	3,714	3,279
Total expenses	31,513	32,018	62,430	63,482
Operating income	8,916	6,340	17,894	12,529
Interest income	54	39	96	82
Interest expense	(9,966)	(10,413)	(19,970)	(20,442)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(996)	(4,034)	(1,980)	(7,831)
Equity in net loss of joint ventures	(168)	(64)	(426)	(418)
Minority interest in operating partnership	(16)	(21)	(32)	(43)
(Loss) income from continuing operations	(1,180)	(4,119)	(2,438)	(8,292)
Income from discontinued operations:
Operating income	50	235	243	426
Gain on disposition of property	9,682	-	9,682	-
Income from discontinued operations	9,732	235	9,925	426
Net income (loss)	8,552	(3,884)	7,487	(7,866)
Preferred share dividends	(1,371)	(1,372)	(2,742)	(2,743)
Net income (loss) applicable to common shares	$ 7,181	$ (5,256)	$ 4,745	$ (10,609)

Earnings per common share - basic:
(Loss) income applicable to common shares from continuing
operations	$ (.13)	$ (.28)	$ (.27)	$ (.57)
Income from discontinued operations	.50	.01	.51	.02
Net income (loss) applicable to common shares	$ .37	$ (.27)	$ .24	$ (.55)

Earnings per common share - diluted:
(Loss) income applicable to common shares from continuing
operations	$ (.13)	$ (.28)	$ (.27)	$ (.57)
Income from discontinued operations	.50	.01	.51	.02
Net income (loss) applicable to common shares	$ .37	$ (.27)	$ .24	$ (.55)

Dividends declared per common share	$ .17	$ .17	$ .34	$ .34

Weighted average number of common shares outstanding - basic	19,538	19,404	19,404	19,393
- diluted	19,538	19,404	19,404	19,393

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
		Class A				Distributions
		Cumulative		Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Common Shares	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2003	$ 121,428	$ 56,250	$ 2,300	$ 279,354	$ (267)	$ (184,436)	$ (31,773)
Comprehensive income:
Net income	7,487	-	-	-	-	7,487	-
Total comprehensive income	7,487	-	-	-	-	7,487	-
Amortization of unearned compensation	136	-	-	-	136	-	-
Forfeiture of 1,970 restricted common shares	(1)	-	-	7	14	-	(22)
Issuance of 66,889 restricted common shares
from treasury shares	41	-	-	(203)	(508)	-	752
Purchase of 8,756 treasury shares	(74)	-	-	-	-	-	(74)
Issuance of 106,000 common shares for stock
option exercises from treasury shares	871	-	-	(309)	-	-	1,180
Common share dividends declared	(6,678)	-	-	-	-	(6,678)	-
Preferred share dividends declared	(2,742)	-	-	-	-	(2,742)	-
Balance, June 30, 2004	$ 120,468	$ 56,250	$ 2,300	$ 278,849	$ (625)	$ (186,369)	$ (29,937)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30,

(UNAUDITED)

	2004	2003
(In thousands)
Cash flow from operating activities:
Net income (loss)	$ 7,487	$ (7,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,581	17,443
Loss on fixed asset replacements write-off	127	126
Minority interest in operating partnership	32	43
Gain on disposition of property	(9,682)	-
Equity in net loss of joint ventures	426	418
Capitalized costs on investment in joint ventures	-	(24)
Earnings distributed from joint ventures	341	13
Net change in assets and liabilities:
- Accounts and notes receivable	(767)	1,536
- Accounts and notes receivable of affiliates and joint ventures	(1,601)	(72)
- Accounts payable and accrued expenses	1,857	(1,495)
- Other operating assets and liabilities	1,236	1,684
- Restricted cash	(417)	3,099
- Funds held for non-owned managed properties	617	(601)
- Funds held for non-owned managed properties of affiliates
and joint ventures	719	(33)
Total adjustments	9,469	22,137
Net cash flow provided by operations	16,956	14,271
Cash flow from investing activities:
Recurring fixed asset additions	(3,018)	(3,059)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(2,304)	(1,766)
Proceeds from sale of operating property	9,593	-
Deposit of sale proceeds to escrow account	(9,593)	-
Purchase of operating partnership units	-	(211)
Joint venture distribution from sales proceeds	-	475
Net cash flow used for investing activities	(5,322)	(4,561)
Cash flow from financing activities:
Principal payments on secured debt	(20,257)	(8,007)
Payment of debt procurement costs	-	(54)
Proceeds from secured debt	19,947	9,268
Line of credit borrowings	21,000	27,650
Line of credit repayments	(24,000)	(27,650)
Common share dividends paid	(6,650)	(6,618)
Preferred share dividends paid	(2,742)	(2,743)
Operating partnership distributions paid	(32)	(47)
Issuance of treasury shares related to exercise of stock options	871	-
Other (purchase) issue of treasury shares - net	(74)	(66)
Net cash flow used for financing activities	(11,937)	(8,267)
(Decrease) increase in cash and cash equivalents	(303)	1,443
Cash and cash equivalents, beginning of period	2,212	900
Cash and cash equivalents, end of period	$ 1,909	$ 2,343
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,339	$ 3,309
Adjustment for purchase of minority interest	-	589
Cash paid for interest (excluding capitalized interest)	19,615	20,175
Fixed asset replacement and other write-offs	1,035	960
Costs related to prepayment of debt	-	339

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2004, the Company owns or property manages 105 apartment communities in twelve states consisting of 23,563 units. The Company wholly owns, either directly or through subsidiaries, or holds ownership interests in 77 of the 105 apartment communities containing 17,854 units in ten states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company, or one of its subsidiaries, also property manages 28 communities in which it does not have an ownership interest, consisting of 5,709 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186-unit apartment community and one commercial property containing approximately 145,000 square feet.

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

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common shares on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $625,000 and $267,000 at June 30, 2004 and December 31, 2003, respectively. If the fair value method had been applied to the stock option grants as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net income (loss) and earnings per share for the periods ended June 30, 2004 and 2003 would have been as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003

Net income (loss)	$ 8,552	$ (3,884)	$ 7,487	$ (7,866)
Total stock compensation cost recognized	74	65	136	133
Total stock compensation cost had SFAS 123 been adopted	(108)	(94)	(195)	(191)
Proforma net income (loss) had SFAS 123 been adopted	$ 8,518	$ (3,913)	$ 7,428	$ (7,924)

Net income (loss) applicable to common shares:
Net income (loss) as reported	$ 7,181	$ (5,256)	$ 4,745	$ (10,609)
Total stock compensation cost recognized	74	65	136	133
Total stock compensation cost had SFAS 123 been adopted	(108)	(94)	(195)	(191)
Pro forma net income (loss) had SFAS 123 been adopted	$ 7,147	$ (5,285)	$ 4,686	$ (10,667)

Income (loss) per common share - Basic
Net income (loss) as reported	$ .37	$ (.27)	$ .24	$ (.55)
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	-	(.01)	(.01)	(.01)
Pro forma net income (loss) had SFAS 123 been adopted	$ .37	$ (.28)	$ .24	$ (.55)

Income (loss) per common share - Diluted
Net income (loss) as reported	$ .37	$ (.27)	$ .24	$ (.55)
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	-	(.01)	(.01)	(.01)
Pro forma net income (loss) had SFAS 123 been adopted	$ .37	$ (.28)	$ .24	$ (.55)

Derivative Instruments and Hedging Activity

On June 30, 2004, the Company terminated a reverse interest rate swap that had a notional amount of $17,200,000. The Company received a termination payment of $36,000, which the Company recorded as a credit to interest expense since the hedged fixed rate loan, on which the swap was executed, was prepaid on June 30, 2004. See Note 3 for further information regarding the prepayment of the fixed rate loan.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus regarding Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128." Issue 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. Issue 03-6 also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Issue 03-6 is effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company has determined that this consensus has no impact on the Company's EPS calculations.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of Interpretation No. 46 which superceded the January 2003 issuance. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and for the consolidated financial statements for periods ending after March 15, 2004 for all variable interest entities. The Company has adopted the provisions of this Interpretation effective January 1, 2004. The Company has completed the evaluation of all of its legal entities in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has determined that certain legal entities, which are currently included in the Company's consolidated financial statements, are variable interest entities. The Company is the primary beneficiary of these entities and therefore will continue to include them in its consolidated financial statements.

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

On May 10, 2004, the Company completed the sale of a Market Rate property located in Northeast Ohio. The sale price was $10.0 million and the Company recorded a gain of $9.7 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as the Company intends to treat this sale as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. See Note 11 for information regarding the use of a principal portion of these proceeds.

On April 17, 2003, the Company and its joint venture partner completed the sale of a Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sale price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

The following chart summarizes "Income from discontinued operations" for the three and six months ended June 30, 2004 and 2003:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
(In thousands)
Total property revenues	$ 264	$ 534	$ 825	$ 1,083
Total revenues	264	534	825	1,083

Property operating and maintenance expense	(213)	(294)	(572)	(647)
Real estate asset depreciation and amortization	(1)	(5)	(10)	(10)
Interest expense	-	-	-	-
Total expenses	(214)	(299)	(582)	(657)

Operating income	50	235	243	426
Gain on disposition of property	9,682	-	9,682	-
Income from discontinued operations	$ 9,732	$ 235	$ 9,925	$ 426

3. DEBT

Conventional Mortgage Debt

On June 30, 2004, the Company prepaid a $17.2 million nonrecourse conventional loan encumbering a Market Rate property located in Northeast Ohio with a fixed interest rate of 6.55% and obtained a new nonrecourse conventional loan secured by this same property in the amount of $20.0 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0% for a twelve month period. The rate at June 30, 2004 was 4.38%. This loan matures on June 30, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. Additionally, the Company executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid loan. See "Derivative Information and Hedging Activity" in Note 1 for further information regarding the swap.

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has currently elected to pay interest at LIBOR plus 2.0%. The rate at June 30, 2004 was 3.17%. This loan matures on July 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On April 22, 2003, the Company prepaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Company's Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has currently elected to pay interest at LIBOR plus 2.0%. The rate at June 30, 2004 was 4.07%. This loan matures on June 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

Lines of Credit

The Company has a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $2.0 million and $5.0 million outstanding on this line of credit at June 30, 2004 and December 31, 2003, respectively. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.50% or 3.88% at June 30, 2004, and are currently limited to $10.1 million.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at June 30, 2004 or December 31, 2003. Approximately $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At June 30, 2004, letters of credit totaling $2.4 million have been issued against this line. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. This line of credit matures December 31, 2004.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 1998, the Company merged with MIG Realty Advisors, Inc. and, as a result, recorded goodwill and an intangible asset subject to amortization. The intangible asset has been fully amortized and therefore has a value of zero at June 30, 2004. This intangible asset represented asset advisory and property management contracts and was the only intangible asset recorded on the Company's books during the reporting periods covered. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. The intangible asset and goodwill have been allocated fully to the Management and Service Operations Segment.

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all six of the client's real estate investments. Two of the six assets were sold in 2003 and two were sold during 2004. Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them.

In November 2003, the Company was informed by another of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during 2004. Because of the sale of these investments, the Company will no longer receive the asset management fee revenue associated with them.

On April 19, 2004, MIG was informed by another of its advisory clients that it intended to transfer its business to another advisor. The Company anticipates the transfer to be effective during the fourth quarter of 2004. As a result of the transfer of these investments, the Company will no longer receive the fee revenue associated with them.

Information on the intangible asset is as follows:

Intangible Asset Subject to Amortization

Net
Intangible
	Intangible	Deferred	Asset
	Subject to	Tax	Subject to
(In thousands)	Amortization	Liability	Amortization
Intangible Asset Subject to Amortization:
Gross carrying amount	$ 5,405	$ (625)	$ 4,780
Less: Accumulated amortization	(5,093)	625	(4,468)
Less: Impairment write down	(312)	-	(312)
Balance as of June 30, 2004	$ -	$ -	$ -

The net amount of the intangible asset amortization expense recorded was $78,000 for both of the three month periods ended June 30, 2004 and 2003, and $156,000 for both of the six month periods ended June 30, 2004 and 2003.

Goodwill

The carrying amount of goodwill at June 30, 2004 was $1.7 million. In addition to the annual review of goodwill completed during the three months ended March 31, 2004, the Company reviewed goodwill during the three months ended June 30, 2004 due to the above mentioned notice of transfer received on April 19, 2004. In performing this analysis, the Company uses a multiple of revenues to the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Based on its analysis, the Company determined that the goodwill was not impaired as of June 30, 2004. Therefore, there were no changes to the carrying amount of goodwill during the six months ended June 30, 2004. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company.

5. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures and holds funds for the benefit of affiliates and joint ventures.

The Company holds two notes of equal amounts which are receivable from its Chief Executive Officer aggregating $3.4 million, both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the six months ended June 30, 2004 and 2003, the interest rates charged on these notes were approximately 2.9% and 3.1%, respectively.

At June 30, 2004, Merit Painting Services ("Merit"), a subsidiary of the Company, was retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. JAS is owned by the son of the Company's Chief Executive Officer. The total amounts of the subcontracts are yet to be determined because the contract prices are based upon per unit charges and the number of units where work is to be performed is currently unknown. During the three and six months ended June 30, 2004, $2.4 million and $4.2 million, respectively, of revenue in connection with these contracts was reported in painting revenues in the Company's Consolidated Statements of Operations.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2004	2003	2004	2003

Property management fee and other
miscellaneous service revenues	$ 228	$ 466	$ 479	$ 946

Painting service revenues	2,393	298	4,234	377

Expenses incurred on behalf
of and reimbursed by (1)	499	993	913	2,065

Interest income on Notes due from Chief
Executive Officer	25	25	49	51

(1) Primarily payroll and employee benefits, reimbursed at cost.

	June 30,	December 31,
(In thousands)	2004	2003

Accounts and notes receivable from affiliates and joint ventures:
Notes and interest receivable from Chief Executive Officer	$ 3,358	$ 3,358
Funds advanced	526	253
JAS Construction, Inc.	1,853	501
Property management fees, insurance and
miscellaneous receivables	1,231	1,256
Total due from affiliates and joint ventures	$ 6,968	$ 5,368

Funds held on behalf of affiliates and joint ventures	$ 2,907	$ 2,189

6. SHARES

During the six months ended June 30, 2004, the Company issued 66,889 restricted common shares from treasury shares. Of these shares, 51,010 vest three years from the date of grant and the remaining 15,879 shares vest in equal increments over three years from the date of grant. The Company's policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At June 30, 2004, the Company held 3,354,919 treasury shares at a cost of $29.9 million.

7. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 1.9 million and 2.3 million options to purchase common shares outstanding at June 30, 2004 and 2003, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

8. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market Rate ("Market Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its physical occupancy reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold or are classified as "held for sale" in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market Rate properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

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

Information on the Company's segments for the three and six months ended June 30, 2004 and 2003 is as follows:

	For the three months ended June 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 32,599	$ 2,454	$ 7,466	$ 42,519
Elimination of intersegment revenues	-	(84)	(1)	(2,005)	(2,090)
Consolidated revenues	-	32,515	2,453	5,461	40,429

Equity in net income (loss) of joint ventures	51	(176)	(43)	-	(168)

Income from discontinued operations	9,732	-	-	-	9,732

*NOI	-	17,089	1,411	698	19,198

Total assets	-	652,517	8,779	40,574	701,870

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 64,796	$ 4,869	$ 14,842	$ 84,507
Elimination of intersegment revenues	-	(156)	(4)	(4,023)	(4,183)
Consolidated revenues	-	64,640	4,865	10,819	80,324

Equity in net income (loss) of joint ventures	50	(396)	(80)	-	(426)

Income from discontinued operations	9,925	-	-	-	9,925

*NOI	-	34,308	2,606	1,361	38,275

Total assets	-	652,517	8,779	40,574	701,870

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended June 30, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 32,241	$ 2,340	$ 5,969	$ 40,550
Elimination of intersegment revenues	-	(68)	(3)	(2,121)	(2,192)
Consolidated revenues	-	32,173	2,337	3,848	38,358

Equity in net income (loss) of joint ventures	299	(319)	(44)	-	(64)

Income from discontinued operations	235	-	-	-	235

*NOI	-	15,141	1,325	425	16,891

Total assets	691	675,590	9,097	30,866	716,244

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 63,692	$ 4,676	$ 11,961	$ 80,329
Elimination of intersegment revenues	-	(132)	(5)	(4,181)	(4,318)
Consolidated revenues	-	63,560	4,671	7,780	76,011

Equity in net income (loss) of joint ventures	191	(557)	(52)	-	(418)

Income from discontinued operations	426	-	-	-	426

*NOI	-	30,157	2,485	681	33,323

Total assets	691	675,590	9,097	30,866	716,244

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income (loss) for the three and six months ended June 30, 2004 and 2003 is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2004	2003	2004	2003

Total NOI for reportable segments	$ 19,198	$ 16,891	$ 38,275	$ 33,323
Depreciation and amortization	(8,349)	(8,745)	(16,571)	(17,433)
General and administrative expense	(1,879)	(1,767)	(3,714)	(3,279)
Interest expense	(9,966)	(10,413)	(19,970)	(20,442)
Equity in net loss of joint ventures	(168)	(64)	(426)	(418)
Minority interest in operating partnership	(16)	(21)	(32)	(43)
Income from discontinued operations	9,732	235	9,925	426
Consolidated net income (loss)	$ 8,552	$ (3,884)	$ 7,487	$ (7,866)

9. CONTINGENCIES

Legal Proceedings

The Company is subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, the Company is unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of June 30, 2004 and no accruals have been made for these matters. The Company believes that other Litigation will not have a material adverse impact on the Company after final disposition.

Pending Lawsuits

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of the Company, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages of $1.6 million in performing the work because of the owner's breach of the construction contract. Both MOD and the Company were named as party defendants in this litigation; however, during 2002, the Company was dismissed as a party to this litigation. MOD filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of the Company's acquisition of MIG Realty Advisors, Inc. from a group that included persons who were officers and directors of the Company, which group could have a material interest adverse to the Company because of indemnification obligations owing to the Company in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, the Company intends to vigorously defend this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against the Company in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification. This case arose out of the Company's Suredeposit program. This program allows cash short prospective residents to purchase a bond in lieu of paying a security deposit. The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit. Plaintiffs allege that the non-refundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act. Plaintiffs further allege that certain nonrefundable pet deposits and other nonrefundable charges required by the Company are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act. On or about January 15, 2004, the plaintiffs filed a motion for class certification. The Company subsequently filed a motion for summary judgment. Both motions are pending before the Court. The Company intends to vigorously defend itself against these claims.

On or about April 29, 2003, Housing Advocates, Inc., filed a lawsuit against the Company and others in the Cuyahoga County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Company's Residence at Barrington property located in Aurora, Ohio. The complaint seeks injunctive relief, damages and attorneys fees. On June 2, 2004, the Company reached a tentative settlement with the plaintiff in this litigation, the results of which did not have a material impact on the results of operations for the three or six months ended June 30, 2004.

On or about May 21, 2004, the Ohio Civil Rights Commission filed a lawsuit against a subsidiary of the Company in the Portage County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Village of Western Reserve property located in Streetsboro, Ohio. The complaint seeks injunctive relief, damages and attorneys fees.

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

10. GUARANTEES

The Company has guaranteed completion of certain improvements at the Watergate Apartments totaling approximately $7.0 million. This obligation was secured by a $3.5 million letter of credit. On March 2, 2004, this letter of credit was reduced to $1.75 million in accordance with the provisions of the original agreement. On July 8, 2004, this letter of credit was canceled. The Company has also guaranteed the payment of 50.0% of the balance or approximately $12.6 million at June 30, 2004, of the construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at June 30, 2004. The Company has guaranteed the payment of 50.0% of the balance or approximately $7.8 million at June 30, 2004, of the construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which was developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at June 30, 2004.

11. SUBSEQUENT EVENTS

Dividends Paid

On August 2, 2004, the Company paid a dividend of $0.17 per common share, which was declared on June 16, 2004 to shareholders of record on July 15, 2004.

Noteholder Interest

The Company acquired a Noteholder Interest in connection with its IPO in 1993. The Noteholder Interest was secured by a limited partnership interest in Winchester Hills I Apartments located in Willoughby Hills, Ohio. The Company has declared the notes to be in default because of nonpayment of interest and principal. On July 16, 2004, the Company accepted a 98.99% limited partnership interest in the limited partnership that owns Winchester Hills I Apartments in full satisfaction of all obligations under the notes. In addition, a Company subsidiary acquired the remaining 1.001% general partnership interest in that limited partnership held by the President and CEO Jeffrey I. Friedman and a company controlled by him. The Company subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of Winchester Hills I Apartments if and when such sale occurs. The independent members of the Board of Directors approved the terms of the buyout. Following such transactions, the limited partnership that owns Winchester Hills I Apartments elected to liquidate the partnership and as a consequence title to Winchester Hills I Apartments is now wholly vested in the Company. The notes had originally been placed on the Company's books at a value of zero and no interest income had been recorded relating to the notes. The Noteholder Interest had effectively entitled the Company to all cash flow from the property, and the Company had placed the property on its books as a result of having full economic benefit and control of the property operations. Therefore, there is no effect on the Company's consolidated financial statements as a result of the transfer of the ownership interest.

On July 21, 2004, the Company prepaid the $2.9 million HUD insured mortgage on this property.

Guarantees

On July 8, 2004, the $1.75 million letter of credit guaranteeing the completion of certain improvements at the Watergate Apartments was canceled.

Acquisitions

On July 16, 2004, with the principal portion of the proceeds from the sale of a Market Rate property located in Northeast Ohio, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida, which was originally developed by the Company and its former partner. The Company previously had a 24.0% ownership interest in this partnership. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property will be included in the Company's consolidated financial statements.

Contract for Property Sale

Effective July 15, 2004, the Company entered into a contract to sell one of its Affordable Housing properties located in Northeast Ohio.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the document. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

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

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and property management services to third party owners of multifamily residential units for which the Company is paid fees. Approximately 84.0% of the Company's consolidated revenues were generated from the leasing of the owned residential units for the six months ended June 30, 2004. Approximately 93.0% of the revenues generated by the owned properties during the six months ended June 30, 2004 are related to Market Rate properties. The operating performance of the properties and cash flows from operations, particularly the Market Rate properties, have been impacted by low mortgage rates, which have resulted in an increase in home purchases by existing and potential apartment residents, the overall weak economy and related unemployment rates.

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

For 2004, the Company expects its performance to be driven primarily by improvements in the Market Rate portfolio. The Company expects to increase net collected rents within a range of 1.0% to 1.5% for the year, by focusing on reducing the amount of rent concessions while maintaining the physical occupancy levels achieved at the end of the fourth quarter of 2003. The Company anticipates a reduction in property operating expenses of approximately 5.0% to 6.0%, which it expects to accomplish through continued careful management of controllable expenses. As a result, the Company anticipates growth in Net Operating Income ("NOI") for the Market Rate portfolio in the range of 7.5% to 9.5% for the year 2004 as compared to the year 2003. The Company does not anticipate changes in acquisition, disposition or development activity in 2004 that would materially change these expected results.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the six months ended June 30, 2004 and 2003, respectively, are summarized as follows:

Cash Sources (Uses):

	For the six months
	ended June 30,
(In thousands)	2004	2003

Net cash provided by operating activities	$ 16,956	$ 14,271
Real estate and fixed asset additions	(5,322)	(4,825)
Purchase of operating partnership units	-	(211)
Contributions/distributions related to joint ventures	-	475
(Decreases) increases in debt - net	(3,310)	1,261
Payment of debt procurement costs	-	(54)
Cash dividends and operating partnership
distributions paid	(9,424)	(9,408)
Exercise of stock options	871	-
Net cash from other financing activities	(74)	(66)
Cash (decrease) increase	$ (303)	$ 1,443

The Company's primary sources of liquidity are cash flow provided by operations and short term borrowings on the lines of credit. Cash provided by operations for the six months ended June 30, 2004, was $17.0 million. The increase in cash provided by operations, compared to the same period in 2003, was primarily due to increased rental receipts which resulted from increased occupancy and net collected rent and reductions in operating expenses. Additionally, the Company received a net of $2.8 million cash proceeds from the refinancing of a property specific conventional mortgage on June 30, 2004, and $871,000 from the exercise of stock options. Cash proceeds of $9.6 million from the sale of one operating property were deposited into a restricted escrow account for the purpose of purchasing a like asset. (See Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for further information concerning this transaction).

Significant uses of cash during the six months ended June 30, 2004 include dividends and distributions of $9.4 million, fixed asset additions of $5.3 million, a reduction of $3.0 million on the lines of credit, and a reduction of other debt of $3.1 million.

Cash provided by operations for the six months ended June 30, 2003 of $14.3 million was sufficient to pay for fixed asset additions of $4.8 million and dividends and distributions of $9.4 million. Additionally, the Company received funds, during the six months ended June 30, 2003, in the amount of $1.2 million from a net increase in debt after procurement costs and $475,000 of proceeds from the sale of a joint venture property. Operating partnership units were purchased in the amount of $211,000 from these funds, and the remaining $1.4 million resulted in an increase in the Company's cash balance.

At June 30, 2004, the Company had a total of $2.0 million outstanding on its two secured lines of credit, and outstanding letter of credit of $2.4 million leaving $18.1 million available for additional borrowings.

The Company also has one Medium-Term Note in the amount of $105,000 maturing in December 2004 which the Company intends to pay in full upon maturity.

The Company anticipates the following commitments for capital expenditures for the remainder of 2004:

. $6.6 million for recurring capital expenditures. This includes replacement of worn carpet and appliances and property common area parking lots, roofs and similar items in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely from cash flow provided by operating activities;

. $1.6 million for investment/revenue enhancing expenditures. This commitment is expected to be funded largely from borrowings on the Company's lines of credit; and

. $400,000 for non-recurring capital expenditures. This commitment is expected to be funded largely from cash flow provided by operating activities.

On June 16, 2004, the Company declared a dividend of $0.17 per common share which was paid on August 2, 2004 to shareholders of record on July 15, 2004. The Company anticipates that it will continue paying quarterly dividends and that it will sustain its current dividend rate for the remainder of 2004.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured debt financings, or the issuance of shares or units exchangeable into common shares. The Company intends to reinvest the proceeds from any future sales of operating properties in the acquisition of other operating properties.

The Company anticipates that it will meet its liquidity requirements for the remainder of 2004 generally through its net cash provided by operations. The Company believes that if net cash provided by operations is below 2004 projections, other sources, such as secured borrowings (primarily the lines of credit) and property sales' proceeds are available and will be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

While the Company currently estimates that its net cash provided by operations for 2004 should exceed 2003, certain factors could adversely impact the Company's results of operations in 2004 including, but not limited to, less than forecasted job growth and higher than anticipated utility costs.

Guarantees. The Company has guaranteed completion of certain improvements at the Watergate Apartments totaling approximately $7.0 million. This obligation was secured by a $3.5 million letter of credit. On March 2, 2004, this letter of credit was reduced to $1.75 million in accordance with the provisions of the original agreement. On July 8, 2004, this letter of credit was canceled. The Company has also guaranteed the payment of 50.0% of the balance or approximately $12.6 million at June 30, 2004, of the construction loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at June 30, 2004. The Company has guaranteed the payment of 50.0% of the balance or approximately $7.8 million at June 30, 2004, of the construction loan in connection with the development of Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida which was developed by the Company and its pension fund joint venture partner. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. The Company has recorded no liability in relation to this guarantee at June 30, 2004. On July 16, 2004, the Company acquired its joint venture partner's ownership interest in this property. In addition, the Company routinely guarantees mortgage debt of its wholly owned subsidiaries. For additional information regarding this acquisition, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Off-Balance Sheet Investments and Financing Commitments. On June 30, 2004, the Company had investments in three joint ventures that own a total of four multifamily apartment communities. The operations of these properties are similar to the operations of the Company's wholly owned portfolio. These investments enable the Company to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises influence, but does not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions. On July 16, 2004, the Company acquired its joint venture partner's ownership interest in one property. For additional information regarding this acquisition, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

The Company has two guarantee obligations related to its joint ventures, which were previously discussed under Guarantees. Additionally, all of the joint ventures were encumbered by debt at June 30, 2004. The Company's proportionate share of this debt was $26.2 million.

Acquisitions. On July 16, 2004, with the principal portion of the proceeds from the sale of a Market Rate property, as described below, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida which was developed by the Company and its former partner. The Company previously had a 24.0% ownership interest in this partnership. Consequently, as of July 16, 2004, the results of operations, financial condition, and cash flows of this property will be included in the Company's consolidated financial statements.

Dispositions. On May 10, 2004, the Company completed the sale of a Market Rate property located in Northeast Ohio. The sale price was $10.0 million and the Company recorded a gain of $9.7 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented.

On July 15, 2004, the Company entered into a contract for the sale of an Affordable Housing property located in Northeast Ohio. The closing of the transaction is planned to occur in the fourth quarter of 2004.

Management and Service Operations. In March 2003, MIG was directed by one of its clients to initiate the sale of all of the client's real estate investments. Two of the six properties were sold during 2003 and two were sold during the six months ended June 30, 2004. Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received for the properties sold in 2004 was $39,000 for the six months ended June 30, 2004. Revenue received for the two remaining properties was $314,000 for the six months ended June 30, 2004. For each property sold for this client, the Company receives a one time disposition fee. The Company recorded disposition fees of $233,000 during the six months ended June 30, 2004.

In November 2003, the Company was informed by another of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG property manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during the six months ended June 30, 2004. Because of the sale of these investments, the Company will no longer receive the asset management fee revenue associated with them. Revenue received from the property sold during 2004 was $13,000 for the six months ended June 30, 2004. Revenue received for the six months ended June 30, 2004 from the remaining property to be sold was $29,000.

In November 2003, the Company entered into three new property management contracts for properties located in Pennsylvania owned by an unrelated third party. The Company received fee revenue of approximately $55,000 during the six months ended June 30, 2004 from these contracts.

In February 2004, the Company entered into a fourth property management contract for a property located in Pennsylvania owned by an unrelated third party. The Company received fee revenue of approximately $22,000 during the six months ended June 30, 2004 from this contract.

On April 19, 2004, the Company received notice from one of MIG's pension fund clients of its intention to transfer its business to another advisor. Revenue recognized from this client for the six-month period ended June 30, 2004 was $234,000. Annual revenue budgeted for this client is approximately $465,000.

On July 1, 2004, the Company entered into six additional property management contracts for properties located in Ohio owned by an unrelated third party. Revenues related to these contracts are anticipated to total approximately $300,000 per year.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003

In the following discussion, Market Rate properties refers to the Same Store Market Rate property portfolio. Market Rate properties represent 61 wholly owned properties. Affordable Housing represents 12 properties subject to HUD regulations.

Overall, the net loss from continuing operations decreased $2.9 million and $5.9 million during the three and six month comparison periods. These decreases were primarily attributable to a reduction in property operating and maintenance expenses, an increase in rental revenues and an increase in the net of painting service revenues less expenses during 2004. The reduction in property operating and maintenance expenses was primarily due to a decrease in real estate taxes recognized in 2004 and refunds received in 2004 for prior year real estate taxes which resulted from successful real estate valuation appeals. Additionally, beginning in 2003, the Company instituted expense control measures designed to increase operating efficiencies across the Company's portfolio and focus on the management of controllable expenses and increased preventative maintenance. These measures helped reduce overall property operating and maintenance costs in both comparison periods. The increase in rental revenue was primarily the result of an increase in physical occupancy and a decrease in concessions in the Market Rate portfolio in both comparison periods. The increase in the net of painting service revenues less expenses in both comparison periods was a result of rehabilitation work done at several non-owned properties in 2004.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003:

	Increase (decrease)		Increase (decrease)
	when comparing the		when comparing the
	three months ended		six months ended
	June 30, 2004 to		June 30, 2004 to
	June 30, 2003		June 30, 2003
(Amounts in thousands)
Rental revenue	$ 249	0.7%	$ 895	1.4%
Property management fees and reimbursements	(113)	(4.0)%	(230)	(3.9)%
Asset management fees	(219)	(50.2)%	(416)	(47.6)%
Asset disposition fees	-	N/A	233	N/A
Painting services revenue	1,963	407.3%	3,496	424.8%
Property operating and maintenance expenses:
Repairs and maintenance	(555)	(14.0)%	(1,021)	(14.4)%
Real estate taxes and insurance	(521)	(10.4)%	(831)	(8.6)%
Advertising	(227)	(33.1)%	(452)	(33.8)%
Other operating expenses	(200)	(11.7)%	(386)	(11.4)%
Property operating and maintenance expenses	(1,585)	(8.8)%	(3,016)	(8.5)%
Painting services expenses	1,282	255.4%	2,279	240.6%
Equity in net loss of joint ventures	(104)	(162.5)%	(8)	(1.9)%
Income from discontinued operations	9,497	N/A	9,499	N/A

Total revenues	2,071	5.4%	4,313	5.7%
Total expenses	(505)	(1.6)%	(1,052)	(1.7)%
(Loss) income from continuing operations	2,939	71.4%	5,854	70.6%

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. The Company measures these factors using indicators such as average economic occupancy (potential rent less vacancies and allowances divided by potential rent), physical occupancy (number of units occupied divided by total number of units at the end of the period), and average monthly net collected rent per unit (gross potential rents less vacancies and allowances divided by total number of units). This information is presented in the following table for the three and six months ended June 30, 2004 and 2003:

	For the three months ended June 30, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market Rate	85.3%	92.6%	$ 672
Affordable Housing	99.3%	99.4%	$ 629

	For the three months ended June 30, 2003
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market Rate	82.8%	91.7%	$ 666
Affordable Housing	99.2%	99.3%	$ 622

	For the six months ended June 30, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market Rate	85.5%	92.6%	$ 670
Affordable Housing	99.0%	99.4%	$ 627

	For the six months ended June 30, 2003
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market Rate	81.6%	91.7%	$ 658
Affordable Housing	99.3%	99.3%	$ 621

The increase in rental revenue in 2004 compared to 2003 was primarily a result of the performance of the Market Rate properties. Average monthly net collected rent increased $6 per unit and $12 per unit during the three and six month comparison periods for the Market Rate properties. This increase was primarily the result of the Company's focus during 2003 on increasing occupancy through a market-by-market property analysis. Rental rates were reduced in certain markets, however, increases in physical occupancy and decreases in concessions offset the effect of the reduced rental rates on gross potential rents resulting in the increase in average monthly net collected rent.

Fees. The management and service operations recognized a reduction in property management fees, reimbursements, and asset management fee income of $332,000 and $646,000 during the three and six month comparison periods, respectfully. These reductions are primarily the result of the loss of asset management and property management contracts related to five properties in 2003 and three properties in 2004, and the reduction in management fees received at five additional properties in 2004 resulting from a change in ownership. These reductions were partially offset by the addition of three property management contracts in 2003 and one property management contract in 2004. The management and service operations also recognized asset disposition fees of $233,000 during the six months ended June 30, 2004. These fees were earned as a result of the successful disposition of two advised assets. It should be noted that the management and advisory fees attributed to properties owned by pension fund clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Painting Service Revenues and Expenses. Painting service revenues and expense both increased during the three and six month comparison periods primarily as a result of contracts that were entered into by the Company's subsidiary, Merit Painting Services. As of June 30, 2004, contracts for the rehabilitation of seven properties had been signed. Work under these contracts is expected to be completed by the third quarter of 2004.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses decreased $1.6 million and $3.0 million during the three and six month comparison periods, respectively. Repairs and maintenance expenses decreased during both comparison periods primarily due to reductions in landscaping expenses, painting expenses, and one time major repair projects. Snow removal costs also decreased during the six month comparison period. Real estate taxes and insurance decreased primarily as a result of successful property valuation appeals. These appeals resulted in the receipt of net refunds of prior year taxes of $475,000 and additionally, a reduction in current year real estate tax expense of $376,000 and $551,000 for the three and six month comparison periods, respectively. This reduction was partially offset by an increase in insurance expense of $21,000 and $134,000 during the three and six month comparison periods, respectively. Advertising costs were reduced in both comparison periods as a result of the Company's focus on increasing operating efficiencies. Reductions in other operating expenses in both comparison periods were primarily due to decreased credit investigation expenses resulting from a reduction in rates following a renegotiation of terms with the provider and a decrease in bad debt expense.

Index

Equity in Net Loss of Joint Ventures. The combined equity in net loss of joint ventures increased during both the three and six month comparison periods primarily as a result of a gain of $450,000 recognized in the second quarter of 2003 related to the sale of one joint venture property. This gain was partially offset by improved operating performances in 2004 at the remaining joint venture properties resulting from increased occupancy rates and the sale of the Company's interest in Berkley Manor in October 2003. During the three and six months ended June 30, 2003, the Company reported equity in net loss of $98,000 and $161,000, respectively, with none in 2004 for this property.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and six months ended June 30, 2004 and 2003.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2004	2003	2004	2003

Beneficial interests in joint venture operations
Rental revenue	$ 1,158	$ 794	$ 2,212	$ 1,529
Cost of operations	686	562	1,282	1,027
	472	232	930	502
Interest income	-	1	-	2
Interest expense	(323)	(325)	(676)	(624)
Depreciation	(336)	(316)	(671)	(521)
Amortization	20	(39)	(11)	(66)
Loss from continuing operations	(167)	(447)	(428)	(707)
(Loss) income from discontinued operations:
Operating (loss) income	(1)	(67)	2	(161)
Gain on disposition of property	-	450	-	450
(Loss) income from discontinued operations	(1)	383	2	289
Net (loss) income	$ (168)	$ (64)	$ (426)	$ (418)

The primary reason for the increase in rental revenue and cost of operations for the three and six month comparison periods was the completion in July 2003 of the construction and the subsequent lease-up of Courtney Chase Apartments located in Orlando, Florida and increased occupancy at Idlewylde Apartments Phase II in Atlanta, Georgia, which was in lease-up during 2003.

Discontinued operations represent the operating results of one joint venture property that was sold on April 17, 2003 and one joint venture property in which the Company sold its interest on October 17, 2003.

Income from Discontinued Operations. Included in discontinued operations for the three and six months ended June 30, 2004, is a gain of $9.7 million that the Company recognized from the sale of a Market Rate property on May 10, 2004. Additionally, the operating results of this property are included in the three and six month comparison periods. For further details on "Income from discontinued operations, " see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K

"Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of June 30, 2004, the fair market value of the Company's fixed rate debt decreased approximately $22.8 million or 4.2%, primarily as a result of an increase in interest rates since December 31, 2003.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities For the Three Months Ended June 30, 2004

			Total Number of	Maximum Number of
			Shares Purchased	Shares
		Average	As Part of	That May Yet Be
	Total Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

April 1 through
April 30	154	8.26	-	-
May 1 through
May 31	150	7.55	-	-
June 1 through
June 30	-	N/A	-	-
Total	304	7.91	-	-

The Company does not currently have an authorization in effect from the Board of Directors to purchase its common shares on the open market. The Company does, however, have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares to the Company equal in value on the day of vesting to the amount of taxes due. Such shares are the only shares purchased by the Company during the three months ended June 30, 2004. Forfeitures of restricted shares, if any, are not included in this table, although they increase the total number of treasury shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2004, the Company held its Annual Meeting of Shareholders. Following are the matters the Company's shareholders voted upon and the results of the vote:

(a) Proposal to fix the number of directors at seven:

For	Against	Abstain
16,491,977	718,063	76,371

(b) The election of the following directors:

		Withheld
	For	Authority

Albert T. Adams	13,611,801	3,375,637
James M. Delaney	14,363,082	2,624,356
Jeffrey I. Friedman	14,733,117	2,254,321
Gerald C. McDonough	16,543,355	444,083
Mark L. Milstein	14,718,658	2,268,780
Frank E. Mosier	16,533,551	453,887
Richard T. Schwarz	16,557,677	429,761

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

(b) Reports on Form 8-K.

A Current Report on Form 8-K was furnished to the SEC on April 29, 2004, under Item 12 (Regulation FD Disclosure), furnishing the Company's earnings press release for the quarter ended March 31, 2004.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 3, 2004	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer