Form 10-Q
period 2004-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2004-11-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding as of November 1, 2004: 19,653,797 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2004	2003
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 94,379	$ 91,367
Buildings and improvements	823,071	796,158
Furniture and fixtures	33,859	32,919
	951,309	920,444
Less: accumulated depreciation	(287,574)	(264,386)
	663,735	656,058
Construction in progress	4,757	5,527
Real estate, net	668,492	661,585
Cash and cash equivalents	1,591	2,212
Restricted cash	12,076	10,889
Accounts and notes receivable, net
Rents	1,199	631
Affiliates and joint ventures	5,842	5,367
Other	2,855	2,294
Investments in joint ventures, net	6,499	8,727
Goodwill	1,725	1,725
Intangible and other assets, net	12,071	11,363
Total assets	$ 712,350	$ 704,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured debt	$ 557,327	$ 543,391
Unsecured debt	105	105
Total indebtedness	557,432	543,496
Accounts payable and accrued expenses	24,561	24,295
Dividends payable	3,341	3,311
Resident security deposits	4,555	4,187
Funds held on behalf of managed properties
Affiliates and joint ventures	2,678	2,189
Other	1,487	1,066
Accrued interest	2,686	2,649
Commitments and contingencies (Note 10)	-	-
Total liabilities	596,740	581,193

Operating partnership minority interest	2,172	2,172

Shareholders' equity
Preferred shares, Class A cumulative redeemable, without par value;
$250 per share liquidation preference; 3,000,000 authorized;
225,000 issued and outstanding	56,250	56,250
Common shares, without par value, $.10 stated value; 50,000,000 authorized; 22,995,763 issued and 19,653,906 and 19,478,681 out-
standing at September 30, 2004 and December 31, 2003, respectively	2,300	2,300
Paid-in capital	278,206	279,087
Accumulated distributions in excess of accumulated net income	(193,526)	(184,436)
Less: Treasury shares, at cost, 3,341,857 and 3,517,082 shares
at September 30, 2004 and December 31, 2003, respectively	(29,792)	(31,773)
Total shareholders' equity	113,438	121,428
Total liabilities and shareholders' equity	$ 712,350	$ 704,793

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenues
Rental	$ 34,475	$ 34,286	$ 101,855	$ 100,772
Property management fees and reimbursements	3,127	3,024	8,824	8,952
Asset management fees	213	470	671	1,343
Asset disposition fees	-	-	233	-
Painting services	1,452	594	5,770	1,417
Other	1,306	952	3,543	2,854
Total revenues	40,573	39,326	120,896	115,338
Expenses
Property operating and maintenance	17,477	18,435	50,073	54,047
Depreciation and amortization	8,558	8,738	25,129	26,171
Direct property management and service companies expenses	3,551	3,168	9,874	9,379
Painting services	1,081	586	4,307	1,534
General and administrative	1,941	1,566	5,654	4,845
Total expenses	32,608	32,493	95,037	95,976
Operating income	7,965	6,833	25,859	19,362
Interest income	62	34	158	116
Interest expense	(10,227)	(10,172)	(30,197)	(30,614)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(2,200)	(3,305)	(4,180)	(11,136)
Equity in net loss of joint ventures	(231)	(454)	(657)	(873)
Minority interest in operating partnership	(16)	(16)	(48)	(58)
(Loss) income from continuing operations	(2,447)	(3,775)	(4,885)	(12,067)
Income from discontinued operations:
Operating income	2	199	245	625
Gain on disposition of property	-	-	9,682	-
Income from discontinued operations	2	199	9,927	625
Net (loss) income	(2,445)	(3,576)	5,042	(11,442)
Preferred share dividends	(1,371)	(1,371)	(4,113)	(4,114)
Net (loss) income applicable to common shares	$ (3,816)	$ (4,947)	$ 929	$ (15,556)

Earnings per common share - basic:
(Loss) income applicable to common shares from continuing
operations	$ (.20)	$ (.27)	$ (.46)	$ (.83)
Income from discontinued operations	-	.01	.51	.03
Net (loss) income applicable to common shares	$ (.20)	$ (.26)	$ .05	$ (.80)

Earnings per common share - diluted:
(Loss) income applicable to common shares from continuing
operations	$ (.20)	$ (.27)	$ (.46)	$ (.83)
Income from discontinued operations	-	.01	.51	.03
Net (loss) income applicable to common shares	$ (.20)	$ (.26)	$ .05	$ (.80)

Dividends declared per common share	$ .17	$ .17	$ .51	$ .51

Weighted average number of common shares outstanding - basic	19,541	19,404	19,508	19,397
- diluted	19,541	19,404	19,508	19,397

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
		Class A				Distributions
		Cumulative		Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Common Shares	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	(at $.10 stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2003	$ 121,428	$ 56,250	$ 2,300	$ 279,354	$ (267)	$ (184,436)	$ (31,773)
Comprehensive income - net income	5,042	-	-	-	-	5,042	-
Amortization of unearned compensation	212	-	-	-	212	-	-
Forfeiture of 2,586 restricted common shares	(2)	-	-	10	17	-	(29)
Issuance of 73,582 restricted common shares
from treasury shares	57	-	-	(215)	(555)	-	827
Purchase of 8,771 treasury shares	(74)	-	-	-	-	-	(74)
Issuance of 113,000 common shares for stock
option exercises from treasury shares	928	-	-	(329)	-	-	1,257
Other	(21)	-	-	(21)	-	-	-
Common share dividends declared	(10,019)	-	-	-	-	(10,019)	-
Preferred share dividends declared	(4,113)	-	-	-	-	(4,113)	-
Balance, September 30, 2004	$ 113,438	$ 56,250	$ 2,300	$ 278,799	$ (593)	$ (193,526)	$ (29,792)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

(UNAUDITED)

	2004	2003
(In thousands)
Cash flow from operating activities:
Net income (loss)	$ 5,042	$ (11,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,139	26,185
Loss on fixed asset replacements write-off	222	250
Minority interest in operating partnership	48	58
Gain on disposition of property	(9,682)	-
Equity in net loss of joint ventures	657	873
Capitalized costs on investment in joint ventures	-	(29)
Earnings distributed from joint ventures	418	13
Net change in assets and liabilities:
- Accounts and notes receivable	(1,123)	1,755
- Accounts and notes receivable of affiliates and joint ventures	(475)	187
- Accounts payable and accrued expenses	1,741	347
- Other operating assets and liabilities	(287)	535
- Restricted cash	352	3,226
- Funds held for non-owned managed properties	421	(654)
- Funds held for non-owned managed properties of affiliates
and joint ventures	489	358
Total adjustments	17,920	33,104
Net cash flow provided by operations	22,962	21,662
Cash flow from investing activities:
Recurring fixed asset additions	(5,972)	(6,530)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(3,194)	(3,255)
Acquisition of operating property	(7,877)	-
Net proceeds from sale of operating property	9,593	-
Deposit of sale proceeds to escrow account	(1,538)	-
Purchase of operating partnership units	-	(211)
Joint venture distribution from sales proceeds	-	475
Net cash flow used for investing activities	(8,988)	(9,521)
Cash flow from financing activities:
Principal payments on secured debt	(24,646)	(9,659)
Payment of debt procurement costs	(53)	(54)
Proceeds from secured debt	20,000	9,400
Line of credit borrowings	42,800	37,873
Line of credit repayments	(39,400)	(32,973)
Common share dividends paid	(9,989)	(9,929)
Preferred share dividends paid	(4,113)	(4,114)
Operating partnership distributions paid	(48)	(67)
Issuance of treasury shares related to exercise of stock options	928	-
Other (purchase) issue of treasury shares - net	(74)	(68)
Net cash flow used for financing activities	(14,595)	(9,591)
(Decrease) increase in cash and cash equivalents	(621)	2,550
Cash and cash equivalents, beginning of period	2,212	900
Cash and cash equivalents, end of period	$ 1,591	$ 3,450
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,341	$ 3,311
Adjustment for purchase of minority interest	-	589
Cash paid for interest (excluding capitalized interest)	29,360	30,029
Fixed asset replacement and other write-offs	2,743	1,797
Costs related to prepayment of debt	-	339
Assumption of debt in connection with property acquisition	15,619	-

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

As of September 30, 2004, the Company owns or property manages 110 apartment communities in twelve states consisting of 24,299 units. The Company wholly owns, either directly or through subsidiaries, or holds ownership interests in 76 of the 110 apartment communities containing 17,854 units in ten states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are affordable housing communities. The Company, or one of its subsidiaries, also property manages 34 communities in which it does not have an ownership interest, consisting of 6,445 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186-unit apartment community and one commercial property containing approximately 145,000 square feet.

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

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common shares on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $593,000 and $267,000 at September 30, 2004 and December 31, 2003, respectively. If the fair value method had been applied to the stock option grants as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net (loss) income and earnings per share for the periods ended September 30, 2004 and 2003 would have been as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Net (loss) income	$ (2,445)	$ (3,576)	$ 5,042	$ (11,442)
Total stock compensation cost recognized	76	57	212	190
Total stock compensation cost had SFAS 123 been adopted	(119)	(87)	(314)	(278)
Proforma net (loss) income had SFAS 123 been adopted	$ (2,488)	$ (3,606)	$ 4,940	$ (11,530)

Net (loss) income applicable to common shares
Net (loss) income as reported	$ (3,816)	$ (4,947)	$ 929	$ (15,556)
Total stock compensation cost recognized	76	57	212	190
Total stock compensation cost had SFAS 123 been adopted	(119)	(87)	(314)	(278)
Pro forma net (loss) income had SFAS 123 been adopted	$ (3,859)	$ (4,977)	$ 827	$ (15,644)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.20)	$ (.26)	$ .05	$ (.80)
Total stock compensation cost recognized	-	-	.01	-
Total stock compensation cost had SFAS 123 been adopted	-	-	(.02)	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.20)	$ (.26)	$ .04	$ (.81)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.20)	$ (.26)	$ .05	$ (.80)
Total stock compensation cost recognized	-	-	.01	-
Total stock compensation cost had SFAS 123 been adopted	-	-	(.02)	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.20)	$ (.26)	$ .04	$ (.81)

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus regarding Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128." Issue 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. Issue 03-6 also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Issue 03-6 was effective for the period ended June 30, 2004, and should be applied by restating prior period earnings per share. The Company has determined that this consensus has no impact on the Company's EPS calculations.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision of Interpretation No. 46 which superceded the January 2003 issuance. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or in which the equity investors do not have the characteristics of a controlling financial interest. This Interpretation requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of this Interpretation applied immediately to variable interest entities created after January 31, 2003 and for the consolidated financial statements for periods ending after March 15, 2004 for all variable interest entities. The Company has adopted the provisions of this Interpretation effective January 1, 2004. The Company has completed the evaluation of all of its legal entities in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company has determined that certain legal entities, which are currently included in the Company's consolidated financial statements, are variable interest entities. The Company is the primary beneficiary of these entities and therefore will continue to include them in its consolidated financial statements.

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

2. ACQUISITION AND DISPOSITION ACTIVITY

Acquisitions

On July 16, 2004, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida, which was originally developed by the Company and its former joint venture partner. The Company previously had a 24.0% ownership interest in this partnership and had accounted for its investment under the equity method of accounting. The Company paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Funding for this acquisition was derived from net proceeds received from the sale of a Market-Rate property located in Northeast Ohio. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property are included in the Company's consolidated financial statements.

Dispositions

The Company reports the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Real estate assets that are classified as "held for sale" are also reported as discontinued operations. The Company generally classifies properties as "held for sale" when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction.

On May 10, 2004, the Company completed the sale of a Market Rate property located in Northeast Ohio. The sale price was $10.0 million and the Company recorded a gain of $9.7 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as the Company treated this sale as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. The Company used $7.9 million of these proceeds in connection with the above mentioned acquisition of the partnership interest in the Courtney Chase Apartments.

On April 17, 2003, the Company and its joint venture partner completed the sale of a Market Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sale price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

The following chart summarizes "Income from discontinued operations" for the three and nine months ended September 30, 2004 and 2003:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
(In thousands)
Total property revenues	$ -	$ 541	$ 825	$ 1,623
Total revenues	-	541	825	1,623

Property operating and maintenance expense	2	(337)	(570)	(984)
Real estate asset depreciation and amortization	-	(5)	(10)	(14)
Interest expense	-	-	-	-
Total expenses	2	(342)	(580)	(998)

Operating income	2	199	245	625
Gain on disposition of property	-	-	9,682	-
Income from discontinued operations	$ 2	$ 199	$ 9,927	$ 625

Effective July 15, 2004, the Company entered into a contract to sell one of its Affordable Housing Properties located in Northeast Ohio. This contract was subsequently terminated.

3. DEBT

Conventional Mortgage Debt

On July 16, 2004, the Company recorded as a liability a $15.6 million loan in connection with the acquisition of its joint venture partner's interest in Courtney Chase Apartments. This loan had previously not been reflected in the Company's balance sheet as the investment in the joint venture was accounted for under the equity method of accounting. This loan accrues interest at the rate of LIBOR plus 1.8% and matures on June 1, 2005 with an option to extend the maturity for two additional years. See Note 2 for further information regarding this acquisition.

On June 30, 2004, the Company prepaid a $17.2 million nonrecourse conventional loan encumbering a Market Rate property located in Northeast Ohio with a fixed interest rate of 6.55% and obtained a new nonrecourse conventional loan secured by this same property in the amount of $20.0 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0% or 4.38% for a twelve month period. This loan matures on June 30, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. Additionally, the Company executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid loan. See "Derivative Information and Hedging Activity" in Note 1 for further information regarding the interest rate swap.

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market-Rate property located in Michigan. The interest rate on this loan was 7.5%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has currently elected to pay interest at LIBOR plus 2.0% or 3.39% at September 30, 2004. This loan matures on July 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

On April 22, 2003, the Company prepaid a $2.3 million nonrecourse loan encumbering a Market Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Company's Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has currently elected to pay interest at LIBOR plus 2.0% or 4.07% at September 30, 2004. This loan matures on June 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

Federal Insured Mortgage Debt

On July 21, 2004, the Company prepaid a $2.9 million 7.0% fixed rate HUD insured mortgage encumbering a Market Rate property located in Northeast Ohio.

Lines of Credit

The Company has a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $8.4 million and $5.0 million outstanding on this line of credit at September 30, 2004 and December 31, 2003, respectively. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5% or 3.2% at September 30, 2004, and are currently limited to $11.7 million.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at September 30, 2004 or December 31, 2003. Approximately $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At September 30, 2004, a letter of credit in the amount of $184,000 has been issued against this line. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. On September 7, 2004, the maturity date of this line of credit was extended for one year to December 31, 2005.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

MIG Realty Advisors, Inc. In June 1998, the Company recorded goodwill in connection with the MIG Realty Advisors, Inc. merger. The goodwill was allocated fully to the Management and Service Operations Segment.

On April 19, 2004, MIG was informed by one of its advisory clients that it intended to transfer its business to another advisor. The transfer occurred on October 17, 2004, and thus, the Company will no longer receive the fee revenue associated with this business (see Note 12 for additional information).

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

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all six of the client's real estate investments. Two of the six assets were sold in 2003, two were sold during the nine months ended September 30, 2004, and one was sold on October 22, 2004 (see Note 12 for additional information). Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them.

In addition to the annual review of goodwill completed during the three months ended March 31, 2004, the Company reviewed goodwill during the three months ended June 30, 2004 due to the above mentioned notice of transfer received on April 19, 2004. In performing this analysis, the Company uses a multiple of revenues to the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Based on its analysis, the Company determined that goodwill was not impaired as of March 31, 2004 or June 30, 2004. There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2004. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company for the period in which it is recorded.

Intangible Assets

Property Acquisitions. In accordance with SFAS 141, "Business Combinations", the Company allocates a portion of the total purchase price of a property acquisition to any intangible assets identified, such as in-place leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately twelve to sixteen months. Due to the short term nature of residential leases, the Company believes that existing lease rates approximate market rates, and therefore, no allocation is made for above/below market leases.

In connection with the July 2004 property acquisition, as referenced in Note 2, the Company recorded intangible assets in the amount of approximately $539,000 related to in place leases which will be amortized over thirteen months and approximately $142,000 related to tenant relationships which will be amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

MIG Realty Advisors, Inc. In connection with the June 1998 MIG Realty Advisors, Inc. merger, the Company also recorded an intangible asset subject to amortization. The intangible asset has been fully amortized and therefore has a value of zero at September 30, 2004. This intangible asset represented asset advisory and property management contracts. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. This intangible asset was allocated fully to the Management and Service Operations Segment.

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

The Company holds two notes of equal amounts which are receivable from its Chief Executive Officer ("CEO") aggregating $3.4 million, both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the nine months ended September 30, 2004 and 2003, the interest rate charged on these notes was approximately 3.1% and 3.0%, respectively.

Merit Painting Services ("Merit"), a subsidiary of the Company, has been retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. JAS is owned by the son of the Company's CEO. During the three and nine months ended September 30, 2004, $1.1 million and $5.3 million, respectively, of revenue in connection with these contracts was reported in painting services revenues in the Company's Consolidated Statements of Operations.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2004	2003	2004	2003

Property management fee and other
miscellaneous service revenues	$ 238	$ 489	$ 717	$ 1,580

Painting service revenues	1,139	254	5,351	655

Expenses incurred on behalf
of and reimbursed by (1)	424	1,127	1,245	4,172

Interest income on Notes due from CEO	29	24	77	76

(1) Primarily payroll and employee benefits, reimbursed at cost.

	September 30,	December 31,
(In thousands)	2004	2003

Accounts and notes receivable from affiliates and joint ventures:
Notes and interest receivable from CEO	$ 3,361	$ 3,358
Funds advanced	554	253
JAS Construction, Inc.	947	501
Property management fees, insurance and
miscellaneous receivables	980	1,255
Total due from affiliates and joint ventures	$ 5,842	$ 5,367

Funds held on behalf of affiliates and joint ventures	$ 2,678	$ 2,189

6. NOTEHOLDER INTEREST

The Company acquired a Noteholder Interest in connection with its IPO in 1993. The Noteholder Interest was secured by a limited partnership interest in Winchester Hills I Apartments located in Willoughby Hills, Ohio. The Company has declared the notes to be in default because of nonpayment of interest and principal. On July 16, 2004, the Company accepted a 98.99% limited partnership interest in the limited partnership that owns Winchester Hills I Apartments in full satisfaction of all obligations under the notes. In addition, a Company subsidiary acquired the remaining 1.001% general partnership interest in that limited partnership held by the President and CEO Jeffrey I. Friedman and a company controlled by him. The Company subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of Winchester Hills I Apartments if and when such sale occurs. The independent members of the Board of Directors approved the terms of the buyout. Following such transactions, the limited partnership that owns Winchester Hills I Apartments was liquidated and as a consequence title to Winchester Hills I Apartments is now wholly vested in the Company. The notes had originally been placed on the Company's books at a value of zero and no interest income had been recorded relating to the notes. The Noteholder Interest had effectively entitled the Company to all cash flow from the property, and the Company had placed the property on its books as a result of having full economic benefit and control of the property operations. Therefore, there is no effect on the Company's consolidated financial statements as a result of the transfer of the ownership interest.

On July 21, 2004, the Company prepaid the $2.9 million HUD insured mortgage on this property.

7. SHARES

During the nine months ended September 30, 2004, the Company issued 73,582 restricted common shares from treasury shares. Of these shares, 55,954 vest three years from the date of grant and the remaining 17,628 shares vest in equal increments over three years from the date of grant. The Company's policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At September 30, 2004, the Company held 3,341,857 treasury shares at a cost of $29.8 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 2.0 million and 2.3 million options to purchase common shares outstanding at September 30, 2004 and 2003, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its physical occupancy reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold or are classified as "held for sale" in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market-Rate properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of the Company's financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of the Company's liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three and nine months ended September 30, 2004 and 2003 is as follows:

	For the three months ended September 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 628	$ 32,684	$ 2,462	$ 6,988	$ 42,762
Elimination of intersegment revenues	-	(84)	(1)	(2,104)	(2,189)
Consolidated revenues	628	32,600	2,461	4,884	40,573

Equity in net income (loss) of joint ventures	12	(178)	(65)	-	(231)

Income from discontinued operations	2	-	-	-	2

*NOI	378	16,509	1,327	312	18,526

Total assets	24,900	649,647	8,957	28,846	712,350

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 628	$ 97,480	$ 7,331	$ 21,829	$ 127,268
Elimination of intersegment revenues	-	(240)	(5)	(6,127)	(6,372)
Consolidated revenues	628	97,240	7,326	15,702	120,896

Equity in net income (loss) of joint ventures	62	(574)	(145)	-	(657)

Income from discontinued operations	9,927	-	-	-	9,927

*NOI	377	50,818	3,934	1,671	56,800

Total assets	24,900	649,647	8,957	28,846	712,350

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended September 30, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 32,898	$ 2,357	$ 6,245	$ 41,500
Elimination of intersegment revenues	-	(71)	(5)	(2,098)	(2,174)
Consolidated revenues	-	32,827	2,352	4,147	39,326

Equity in net (loss) income of joint ventures	(137)	(319)	2	-	(454)

Income from discontinued operations	199	-	-	-	199

*NOI	21	15,413	1,315	422	17,171

Total assets	731	671,327	9,232	32,385	713,675

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 96,590	$ 7,033	$ 18,206	$ 121,829
Elimination of intersegment revenues	-	(203)	(10)	(6,278)	(6,491)
Consolidated revenues		96,387	7,023	11,928	115,338

Equity in net income (loss) of joint ventures	54	(878)	(49)	-	(873)

Income from discontinued operations	625	-	-	-	625

*NOI	26	45,566	3,799	1,103	50,494

Total assets	731	671,327	9,232	32,385	713,675

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2004	2003	2004	2003

Total NOI for reportable segments	$ 18,526	$ 17,171	$ 56,800	$ 50,494
Depreciation and amortization	(8,558)	(8,738)	(25,129)	(26,171)
General and administrative expense	(1,941)	(1,566)	(5,654)	(4,845)
Interest expense	(10,227)	(10,172)	(30,197)	(30,614)
Equity in net loss of joint ventures	(231)	(454)	(657)	(873)
Minority interest in operating partnership	(16)	(16)	(48)	(58)
Income from discontinued operations	2	199	9,927	625
Consolidated net (loss) income	$ (2,445)	$ (3,576)	$ 5,042	$ (11,442)

10. CONTINGENCIES

Legal Proceedings

The Company is subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, the Company is unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of September 30, 2004 and no accruals have been made for these matters. The Company believes that other Litigation will not have a material adverse impact on the Company after final disposition.

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

On or about April 29, 2003, Housing Advocates, Inc., filed a lawsuit against the Company and others in the Cuyahoga County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Company's Residence at Barrington property located in Aurora, Ohio. The complaint seeks injunctive relief, damages and attorneys fees. On June 2, 2004, the Company reached a tentative settlement with the plaintiff in this litigation, the results of which did not have a material impact on the results of operations for the three or nine months ended September 30, 2004.

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

11. GUARANTEES

The Company had guaranteed completion of certain improvements at the Watergate Apartments totaling approximately $7.0 million. This obligation was secured by a letter of credit which was canceled on July 8, 2004. The Company has also guaranteed the payment of 50.0% of the balance or approximately $12.6 million at September 30, 2004, of the loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at September 30, 2004. The Company has guaranteed the payment of 50.0% of the balance or approximately $7.8 million at September 30, 2004, of the loan in connection with the development of Courtney Chase Apartments. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. On July 16, 2004, in connection with the Company's acquisition of its joint venture partner's interest in this partnership, the Company recorded this loan as a liability on its balance sheet (see Note 2 for further information).

12. SUBSEQUENT EVENTS

Dividends Paid

On November 1, 2004, the Company paid a dividend of $0.17 per common share, which was declared on September 27, 2004 to shareholders of record on October 15, 2004.

Management and Service Operations

Effective October 17, 2004, the Company ceased providing asset and property management services for one of MIG's advisory clients. Revenue recognized from this client for the nine-month period ended September 30, 2004 was $345,000.

On October 22, 2004, a property owned by one of MIG's clients was sold. As a result of this sale, the Company will no longer receive the property and asset management fee revenue associated with this property. Revenue recognized in connection with this property during the nine-month period ended September 30, 2004 was $245,000. The Company earned a disposition fee of $202,000 as a result of this sale which will be recognized during the fourth quarter of 2004.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. Historical results and percentage relationships set forth in the Consolidated Statements of Operations contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. This discussion may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including, but not limited to, preliminary expectations regarding the Company's 2005 performance which is based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

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

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and property management services to third party owners of multifamily residential units for which the Company is paid fees. Approximately 84.0% of the Company's consolidated revenues were generated from the leasing of the owned residential units for the nine months ended September 30, 2004. Approximately 92.0% of the revenues generated by the owned properties during the nine months ended September 30, 2004 are related to Market-Rate properties. The operating performance of the properties and cash flows from operations, particularly the Market-Rate properties, have been impacted by low mortgage rates, which have resulted in an increase in home purchases by existing and potential apartment residents, the overall weak economy and related unemployment rates.

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

2004 Expectations. For 2004, the Company's performance has been driven primarily by improvements in the Market-Rate portfolio. By focusing on maintaining physical occupancy levels and containing rent concessions levels, the Company expects to increase net collected rents within range of 1.0% to 1.5% for the year. The Company anticipates an annual reduction in property operating expenses of 5.0% to 6.0% through continued careful management of controllable expenses. As a result, the Company anticipates growth in Net Operating Income ("NOI") in the range of 7.5% to 9.5% for the year 2004 as compared to the year 2003. The Company does not anticipate changes in acquisition, disposition or development activity for the balance of 2004 that would materially change these expected results.

2005 Expectations. At this point in the budget process and based on current market conditions, the Company expects its 2005 performance to continue to be driven by improvements in the Market-Rate portfolio. The Company expects to increase net collected rents by 2.0% in its Midwest portfolio and 4.0% in all its other portfolios located outside the Midwest. The Company also expects property operating expense increases of approximately 2.0% across its entire portfolio. Property operating margins are expected to increase 1.0% for the year 2005 as compared to 2004. Offsetting these increases will be declines in asset and property management fees, disposition fees and the net contribution from the Company's painting subsidiary. The Company also expects interest expense on its floating rate debt to increase. Asset and property management fee and disposition fee reductions are attributable to the loss of certain advisory properties previously under management and the associated disposition fees earned during 2004. The net contribution from the Company's painting subsidiary is expected to be approximately $1.3 million less than 2004. Painting operations are expected to return to a more normalized contribution as a result of certain contracts that the Company's subsidiary had entered into that will be completed in 2004. The Company has assumed a 150 basis point increase in interest rates associated with its floating rate debt. The Company does not anticipate changes in acquisition, disposition or development activity in 2005 that would materially change these expected results.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the nine months ended September 30, 2004 and 2003, respectively, are summarized as follows:

Cash Sources (Uses):

	For the nine months
	ended September 30,
(In thousands)	2004	2003

Net cash provided by operating activities	$ 22,962	$ 21,662
Net real estate and fixed asset activity	(8,988)	(9,785)
Purchase of operating partnership units	-	(211)
Distributions related to joint ventures	-	475
(Decreases) increases in debt - net	(1,246)	4,641
Payment of debt procurement costs	(53)	(54)
Cash dividends and operating partnership
distributions paid	(14,150)	(14,110)
Exercise of stock options	928	-
Net cash from other financing activities	(74)	(68)
Cash (decrease) increase	$ (621)	$ 2,550

The Company's primary sources of liquidity are cash flow provided by operations and short term borrowings on the lines of credit. Cash provided by operations for the nine months ended September 30, 2004, was $23.0 million. The increase in cash provided by operations, compared to the same period in 2003, was primarily due to increased rental receipts which resulted from increased occupancy and net collected rents and reductions in operating expenses. Additionally, the Company received $3.4 million from a net increase in borrowings on the lines of credit, a net of $2.8 million cash proceeds from the refinancing of a property specific conventional mortgage on June 30, 2004, and $928,000 from the exercise of stock options. Cash proceeds of $9.6 million from the sale of one operating property were deposited into a restricted escrow account for the purpose of purchasing a like asset, of which $7.9 was used to purchase the 100% interest in a joint venture partnership in which the Company was a 24.0% partner. (See Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for further information concerning these two transactions).

Significant uses of cash during the nine months ended September 30, 2004, include dividends and distributions of $14.2 million and fixed asset additions of $9.2 million. Additionally, the Company reduced debt, other than the lines of credit, by $4.6 million, which includes the $2.8 million refinancing discussed above.

Cash provided by operations for the nine months ended September 30, 2003, of $21.7 million and an increase in borrowings of $4.9 million on the lines of credit were used to pay for fixed asset additions of $9.8 million and dividends and distributions of $14.1 million. The Company also received $475,000 of proceeds from the sale of a joint venture property. The Company reduced the net principal balance on debt other than the lines of credit by $260,000 and paid debt procurement costs of $54,000. Operating partnership units were purchased in the amount of $211,000 and the remaining $2.6 million resulted in an increase in the Company's cash balance.

At September 30, 2004, the Company had a total of $8.4 million outstanding on its two secured lines of credit, and outstanding letters of credit of $184,000 leaving $15.5 million available for additional borrowings. The $15.0 million line of credit, which had $8.4 million outstanding at September 30, 2004, was limited to $11.7 million at September 30, 2004, an increase of $2.8 million when compared to the availability at December 31, 2003. The amount available for borrowing is based upon the operating performance for the previous twelve months of the property that secures this line of credit.

The Company also has one Medium-Term Note in the amount of $105,000 maturing in December 2004 which the Company intends to pay in full upon maturity.

The Company anticipates commitments of approximately $5.0 million for recurring, investment/ revenue enhancing and non-recurring capital expenditures for the remainder of 2004. These commitments are expected to be funded from cash flow provided by operating activities and borrowings on the Company's lines of credit.

On September 27, 2004, the Company declared a dividend of $0.17 per common share which was paid on November 1, 2004 to shareholders of record on October 15, 2004. The Company anticipates that it will continue paying quarterly dividends and that it will sustain its current dividend rate for the remainder of 2004.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured debt financings, or the issuance of shares or units exchangeable into common shares. The Company intends to reinvest the proceeds from any future sales of operating properties in the acquisition of other operating properties.

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

Guarantees. The Company had guaranteed completion of certain improvements at the Watergate Apartments totaling approximately $7.0 million. This obligation was secured by a letter of credit which was canceled on July 8, 2004. The Company has also guaranteed the payment of 50.0% of the balance or approximately $12.6 million at September 30, 2004, of the loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at September 30, 2004. The Company has guaranteed the payment of 50.0% of the balance or approximately $7.8 million at September 30, 2004, of the loan in connection with the development of Courtney Chase Apartments. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. On July 16, 2004, in connection with the Company's acquisition of its joint venture partner's interest in this partnership, the Company recorded this loan as a liability on its balance sheet. For additional information regarding this acquisition, see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q. In addition, the Company routinely guarantees mortgage debt of its wholly owned subsidiaries.

Off-Balance Sheet Investments and Financing Commitments. On September 30, 2004, the Company had investments in two joint ventures that own a total of three multifamily apartment communities. The operations of these properties are similar to the operations of the Company's wholly owned portfolio. These investments enable the Company to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises influence, but does not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Company has one guarantee obligation related to its joint ventures, which was previously discussed under Guarantees. Additionally, all of the joint ventures were encumbered by debt at September 30, 2004. The Company's proportionate share of this debt was $22.6 million.

Acquisitions. On July 16, 2004, with the principal portion of the proceeds from the sale of a Market- Rate property, as described below, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida which was developed by the Company and its former joint venture partner. The Company previously had a 24.0% ownership interest in this partnership and had accounted for its investment under the equity method of accounting. Consequently, as of July 16, 2004, the results of operations, financial condition, and cash flows of this property are included in the Company's consolidated financial statements.

Dispositions. On May 10, 2004, the Company completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $10.0 million and the Company recorded a gain of $9.7 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented.

Management and Service Operations. In March 2003, MIG was directed by one of its clients to initiate the sale of all of the client's real estate investments asset managed by MIG. Two of these six properties were sold during 2003, two were sold during the nine months ended September 30, 2004, and one was sold on October 22, 2004. Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received for the three properties sold in 2004 was $285,000 for the nine months ended September 30, 2004. Revenue received for the remaining property was $227,000 for the nine months ended September 30, 2004. For each property sold for this client, the Company receives a one time disposition fee. The Company recorded disposition fees of $233,000 during the nine months ended September 30, 2004, and will record a disposition fee of $202,000 during the fourth quarter of 2004 related to the property sold on October 22, 2004.

In November 2003, the Company was informed by another of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG property manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during the nine months ended September 30, 2004. Because of the sale of these investments, the Company will no longer receive the asset management fee revenue associated with them. Revenue received from the property sold during 2004 was $13,000 for the nine months ended September 30, 2004. Revenue received for the nine months ended September 30, 2004 from the remaining property to be sold was $52,000.

In November 2003, the Company entered into three new property management contracts for properties located in Pennsylvania owned by an unrelated third party. The Company received fee revenue of approximately $91,000 during the nine months ended September 30, 2004 from these contracts.

In February 2004, the Company entered into a property management contract for a property located in Pennsylvania owned by an unrelated third party. The Company received fee revenue of approximately $35,000 during the nine months ended September 30, 2004 from this contract.

On April 19, 2004, the Company received notice from one of MIG's pension fund clients of its intention to transfer its business to another advisor. Revenue recognized from this client for the nine-month period ended September 30, 2004 was $345,000. Annual revenue budgeted for this client is approximately $465,000. Effective October 17, 2004, the Company no longer provides asset or property management services to this client.

On July 1, 2004, the Company entered into six property management contracts for properties located in Ohio owned by an unrelated third party. Revenues related to these contracts were $51,000 for the three and nine months ended September 30, 2004.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003

In the following discussion, Market-Rate properties refers to the Same Store Market-Rate property portfolio. Market-Rate properties represent 60 wholly owned properties. Affordable Housing represents 12 properties subject to HUD regulations. Acquired/Disposed properties represent the property acquired in July 2004.

Overall, the net loss from continuing operations decreased by $1.3 million and $7.2 million during the three and nine month comparison periods, respectively. These decreases were primarily attributable to a reduction in property operating and maintenance expenses, an increase in the net of painting services revenues less related painting services expenses, and an increase in rental revenues during 2004. The reduction in property operating and maintenance expenses was primarily due to a decrease in personnel expenses, repairs and maintenance expenses, and advertising expenses during both comparison periods, and real estate taxes and insurance expenses during the nine month comparison period. The personnel reduction was related to work force reductions and changes to property personnel incentive bonuses. The decrease in repairs and maintenance and advertising expenses are primarily related to expense control measures that the Company instituted in 2003 which were designed to increase operating efficiencies across the Company's portfolio and focus on the management of controllable expenses and increased preventative maintenance. Real estate taxes and insurance expenses decreased during the nine month comparison period primarily as a result of successful real estate valuation appeals which reduced tax expense recognized in 2004 and resulted in the receipt of refunds for prior year real estate taxes. The increase in rental revenue during both comparison periods was primarily attributable to the acquisition of an operating property in July 2004. The increase in the net of painting services revenues less related painting services expenses in both comparison periods was a result of rehabilitation work done at several non-owned properties during 2004.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003:

	Increase (decrease)		Increase (decrease)
	when comparing the		when comparing the
	three months ended		nine months ended
	September 30, 2004 to		September 30, 2004 to
	September 30, 2003		September 30, 2003
(Amounts in thousands)
Rental revenue	$ 189	0.6%	$ 1,083	1.1%
Property management fees and reimbursements	103	3.4%	(128)	(1.4)%
Asset management fees	(257)	(54.7)%	(672)	(50.0)%
Asset disposition fees	-	-	233	-
Painting services revenues	858	144.4%	4,353	307.2%
Property operating and maintenance expenses:
Repairs and maintenance	(211)	(5.2)%	(1,232)	(11.1)%
Real estate taxes and insurance	64	1.4%	(767)	(5.4)%
Advertising	(187)	(28.2)%	(638)	(32.0)%
Personnel	(530)	(10.5)%	(745)	(5.3)%
Property operating and maintenance expenses	(958)	(5.2)%	(3,974)	(7.4)%
Painting services expenses	495	84.5%	2,773	180.8%
General and administrative expenses	375	24.0%	809	16.7%
Equity in net loss of joint ventures	223	49.1%	216	24.7%
Income from discontinued operations	(197)	-	9,302	-

Total revenues	1,247	3.17%	5,558	4.8%
Total expenses	115	0.4%	(939)	(1.0)%
(Loss) income from continuing operations	1,328	35.2%	7,182	59.5%

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. The Company measures these factors using indicators such as average economic occupancy (potential rent less vacancies and concessions divided by potential rent), physical occupancy (number of units occupied divided by total number of units at the end of the period), and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three and nine months ended September 30, 2004 and 2003:

	For the three months ended September 30, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market-Rate	84.5%	92.6%	$674
Affordable Housing	99.0%	99.6%	$628

	For the three months ended September 30, 2003
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market-Rate	85.7%	93.6%	$677
Affordable Housing	99.5%	99.0%	$625

	For the nine months ended September 30, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market-Rate	85.1%	92.6%	$672
Affordable Housing	99.0%	99.6%	$627

	For the nine months ended September 30, 2003
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Market-Rate	82.9%	93.6%	$665
Affordable Housing	99.4%	99.0%	$623

Rental revenue increased $1.1 million for the nine month comparison period. The property acquired in July 2004 contributed $612,000 to this increase, while the Market-Rate properties contributed $425,000 to this increase. The increase in the Market-Rate properties was primarily the result of an increase in physical occupancy in 2004 over 2003 during a large portion of the comparison periods. Physical occupancies decreased slightly during the three month comparison periods resulting in an increase in concessions during the third quarter of 2004 in an effort to maintain physical occupancy. The increase in concessions resulted in a decrease of $432,000 in rental revenue related to the Market-Rate properties for the three month comparison period. This reduction was offset by the $612,000 contribution by the property acquired in July 2004.

Fees. The management and service operations recognized a reduction in property management fees, reimbursements, and asset management fee income of $154,000 and $800,000 during the three and nine month comparison periods, respectfully. These reductions are primarily the result of the loss of asset management and property management contracts related to five properties in 2003 and three properties in 2004, and the reduction in management fees received at five additional properties in 2004 resulting from a change in ownership. These reductions were partially offset by the addition of three property management contracts in 2003 and seven property management contracts in 2004. The management and service operations also recognized asset disposition fees of $233,000 during the nine months ended September 30, 2004. These fees were earned as a result of the successful disposition of two advised assets. It should be noted that the management and advisory fees attributed to properties owned by pension fund clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Painting Services Revenues and Expenses. Painting services revenues and expense both increased during the three and nine month comparison periods primarily as a result of contracts that were entered into by the Company's subsidiary, Merit Painting Services for work related to the rehabilitation at seven properties. The majority of the work under these contracts was completed by September 30, 2004

Property Operating and Maintenance Expenses. Property operating and maintenance expenses decreased $958,000 and $4.0 million during the three and nine month comparison periods, respectively. Repairs and maintenance expenses decreased during both comparison periods primarily due to reductions in landscaping expenses, painting expenses, and one time major repair projects. Snow removal costs also decreased during the nine month comparison period. Real estate taxes and insurance decreased during the nine month comparison period primarily as a result of successful property valuation appeals. These appeals resulted in the receipt of net refunds of prior year taxes of $660,000. Advertising costs were reduced in both comparison periods as a result of the Company's focus on increasing operating efficiencies. Reductions in personnel expenses in both comparison periods were primarily a result of work force reductions and changes to property personnel incentive bonuses which were effective in January 2004. These reductions were offset by $251,000 of expenses contributed by the property acquired in July 2004.

Index

Equity in Net Loss of Joint Ventures. The combined equity in net loss of joint ventures decreased during both the three and nine month comparison periods primarily as a result of increased occupancy at Idlewylde Apartments Phase II in Atlanta, Georgia, which was in lease-up during 2003 and the sale of the Company's interest in Berkley Manor in October 2003. During the three and nine months ended September 30, 2003, the Company reported equity in net loss of $86,000 and $247,000, respectively, with none in 2004 for Berkley Manor. The reduction to the net loss during the nine month comparison period was offset by a gain of $450,000 recognized in the second quarter of 2003 related to the sale of one joint venture property.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three and nine months ended September 30, 2004 and 2003.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2004	2003	2004	2003

Beneficial interests in joint venture operations
Rental revenue	$ 998	$ 929	$ 3,209	$ 2,458
Cost of operations	587	600	1,869	1,627
	411	329	1,340	831
Interest income	-	1	-	2
Interest expense	(341)	(343)	(1,036)	(1,005)
Depreciation	(297)	(334)	(968)	(854)
Amortization	(9)	(21)	1	(50)
Loss from continuing operations	(236)	(368)	(663)	(1,076)
Income (loss) from discontinued operations:
Operating income (loss)	5	(86)	6	(247)
Gain on disposition of property	-	-	-	450
Income (loss) from discontinued operations	5	(86)	6	203
Net (loss) income	$ (231)	$ (454)	$ (657)	$ (873)

The primary reason for the increase in rental revenue for the nine month comparison period was increased occupancy at Idlewylde Apartments Phase II in Atlanta, Georgia, which was in lease-up during 2003 and the completion in July 2003 of the construction and the subsequent lease-up of Courtney Chase Apartments located in Orlando, Florida (it should be noted that effective July 16, 2004, the Company purchased its joint venture partner's interest in Courtney Chase and as such, this property's financial results are now consolidated and are no longer accounted for under the equity method).

Discontinued operations represent the operating results of one joint venture property that was sold on April 17, 2003 and one joint venture property in which the Company sold its interest on October 17, 2003.

Income from Discontinued Operations. Included in discontinued operations for the three and nine months ended September 30, 2004, is a gain of $9.7 million that the Company recognized from the sale of a Market-Rate property on May 10, 2004. Additionally, the operating results of this property are included in the three and nine month comparison periods. For further details on "Income from discontinued operations, " see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of September 30, 2004, the fair market value of the Company's fixed rate debt decreased approximately $19.2 million or 3.4%, primarily as a result of an increase in interest rates since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the nine month period ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities For the Three Months Ended September 30, 2004

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
		Average	As Part of	Yet Be Purchased
	Total Number of	Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

July 1 through
July 31	-	-	-	-
August 1 through
August 31	-	-	-	-
September 1 through
September 30	15	$ 9.58	-	-
Total	15	$ 9.58	-	-

The Company does not currently have an authorization in effect from the Board of Directors to purchase its common shares on the open market. The Company does, however, have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares to the Company equal in value on the day of vesting to the amount of taxes due. Such shares are the only shares purchased by the Company during the nine months ended September 30, 2004. Forfeitures of restricted shares, if any, are not included in this table, although they increase the total number of treasury shares.

ITEM 6. EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

2.01	Second Amended and Restated Agreement and Plan of Merger by and among the Company, MIG Realty Advisors, Inc. ("MIGRA") and the MIGRA stockholders dated as of March 30, 1998.	Exhibit 2.01 to Form 8-K filed March 31, 1998.

3.1	Second Amended and Restated Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended)

3.2	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Stock Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.10	Form of Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.11	Form of Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.13	Amended and Restated Loan Agreement between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13 to Form 10-Q filed November 13, 2001.

4.13a	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.13b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.13c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.13d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.13e	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed herewith.

4.14	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

4.15	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Registration Rights Agreement among the Company and certain holders of the Company's Common Shares.	Exhibit 10.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.3	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.4	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.5	Long-Term Incentive Compensation Plan.	Exhibit 10.5 to Form 10-K filed March 29, 1995.

10.6	Lease Agreement dated November 29, 1990 between Royal American Management Corporation and Airport Partners Limited Partnership.	Exhibit 10.6 to Form 10-K filed March 29, 1995.

10.8	Assignment and Assumption Agreement dated May 17, 1994 between the Company, as Assignee, and Airport Partners Limited Partnership, as Assignor.	Exhibit 10.8 to Form 10-K filed March 29, 1995.

10.9	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.10	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.11	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.12	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.13	Stock Purchase Agreements between the Company and Jeffrey I. Friedman dated October 25, 2001.	Exhibit 10.13 to Form 10-K filed March 13, 2002.

10.14	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.15	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.15 to Form 10-Q filed May 17, 1999.

10.16	Agreement dated March 11, 1999 by and among the Company and The Milstein Affiliates.	Exhibit 10.16 to Form 10-Q filed May 17, 1999.

10.20	Agreement dated October 11, 1999 by and among the Company and certain of the former holders (the "MIGRA Stockholders") of the issued and outstanding shares of common stock of MIG Realty Advisors, Inc. ("MIGRA").	Exhibit 10.20 to Form 10-K filed March 15, 2000.

10.22	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

18.1	Letter regarding change in accounting principles.	Exhibit 18.1 to Form 10-Q filed May 17, 1999.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Exhibit 32 to Form 10-Q filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 2, 2004	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer