Form 10-K
period 2004-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2005-02-25
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
1/10 of a Share of 9.75% Class A Cumulative
Redeemable Preferred Shares, without par value

Depositary Shares, each representing
1/10 of a Share of 8.70% Class B Series II Cumulative
Redeemable Preferred Shares, without par value	New York Stock Exchange, Inc.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, was $129.6 million as of June 30, 2004.

The number of Common Shares outstanding as of February 23, 2005 was 19,708,782.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement for the Annual Meeting
of Shareholders to be held on May 4, 2005 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"). The Company was incorporated in the State of Ohio in July 1993 to continue the business of the Associated Estates Group ("AEG"), which was in the business of acquiring, developing and operating multifamily assets. The Company became a publicly traded company through an initial public offering ("IPO") of its common shares in November 1993 and is currently traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC." The Company's headquarters is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and an adjacent 3.7 acre parcel of land suitable for further development or expansion, both of which are owned by the Company under a ground lease.

The Company is a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. The Company owns three taxable REIT subsidiaries that provide management and other services for the Company and third parties (collectively the "Service Companies"). As of December 31, 2004, the Company owns or property manages 107 apartment communities in twelve states consisting of 23,457 units. See Item 2 for a state by state listing of the Company's Portfolio. The Company owns, either directly or through subsidiaries, or holds ownership interests in 76 of the 107 apartment communities containing 17,854 units in ten states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are Affordable Housing communities. The Company, or one of its subsidiaries, also property manages 31 communities in which it does not have an ownership interest, consisting of 5,603 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186-unit apartment community and one commercial property containing approximately 145,000 square feet. The managed properties are owned by large pension funds, non-profit organizations, and affiliated or non-affiliated third party owners. Effective February 1, 2005, the Company assumed property management responsibilities for two additional Affordable Housing properties with a total of 200 units located in Gainesville, Florida, which are owned by a non-affiliated third party and ceased management of the 270,000 square foot commercial property as a result of the sale of this property. See Item 2 of this report on Form 10-K for further information concerning these transactions. The consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, and an Operating Partnership structured as a DownREIT, which is 97.0% owned by the Company.

OVERVIEW OF BUSINESS SEGMENTS

The Company has four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market-Rate ("Market-Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market-Rate and Affordable Housing segments and deducting direct property management and service companies expense, and painting service expense from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered as an alternative to net income determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner. See Part II, Item 6 of this report on Form 10-K for a reconciliation of NOI to the Company's net income (loss).

See Note 18 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

Acquisition/Disposition. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first) and properties that have been sold. As of December 31, 2004, one owned property was classified in this segment. During 2004, approximately 1.2% of the total NOI of the Company was generated by this segment.

Market-Rate. The Market-Rate properties are same store wholly owned conventional multifamily residential properties. As of December 31, 2004, the Company had 60 owned properties, two of which are congregate care facilities, classified in this segment. Additionally, two of the joint venture properties, in which the Company has an investment, are classified in this segment. During 2004, approximately 89.3% of the total NOI of the Company was generated by this segment.

Affordable Housing. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by U.S. Department of Housing and Urban Development ("HUD") pursuant to Section 8 of the National Housing Act of 1937. As of December 31, 2004, the Company had 12 wholly owned properties classified in this segment. Additionally, one of the joint venture properties in which the Company has an investment is classified in this segment. During 2004, approximately 6.9% of the total NOI of the Company was generated by this segment.

Management and Service Operations. The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties owned or partially owned by the Company, as well as to non-owned properties managed by the Company. Additionally, this segment includes the results from the Company's painting subsidiary, Merit Painting Services. During 2004, approximately 2.6% of the total NOI of the Company was generated by this segment.

STRATEGY

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for the overall portfolio strategy.

Disposition/Acquisition. The Company sold five wholly owned properties located in Ohio during the last three years, and also two joint venture properties, one property located in Ohio and one property located in Pennsylvania. The Company recognized an aggregate gain on these dispositions of $21.3 million. In 2004, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida, which was developed by the Company and its former joint venture partner. The Company previously had a 24.0% ownership interest in this partnership.

Market-Rate Properties. The Company plans to enhance the value of its wholly owned portfolio through realization of additional revenue opportunities, containing operating expenses and efficient management. The Company has targeted portions of Florida, Atlanta or the Baltimore/Washington, DC/Northern Virginia corridor as desirable areas for future acquisitions.

Affordable Housing. The Company wholly owns 12 Affordable Housing properties (comprised of 1,246 units), which have been part of the portfolio since the IPO. While these properties rent growth is limited due to regulatory restrictions, they have provided a stabilizing influence on the portfolio. The Company has developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 28 Affordable Housing properties (4,840 units) owned by third parties and one property (108 units) in which the Company is a joint venture partner.

Fee Management/Advisory Business. The Company applies its management approach to the management of properties for third parties. The Company believes that third party property management broadens the Company's knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while at the same time generating fee income.

Financing and Leverage. As of December 31, 2004, conventional mortgages payable, which totaled $545.9 million, were comprised of 55 non-recourse loans, each of which is collateralized by separate mortgages encumbering 55 separate properties. Federally insured mortgage debt of $1.4 million, which was funded through Industrial Development Bonds, encumbered one property at December 31, 2004. The Company has two lines of credit. The Company's $14.0 million line of credit is secured by one property. An outstanding letter of credit in the amount of $184,000 and a $1.6 million credit risk sublimit relative to derivative transactions currently limit the amount available under this line of credit to $12.2 million. There were no borrowings outstanding under this line at December 31, 2004 or at December 31, 2003. The Company's $15.0 million line of credit is secured by one property. Borrowings under this line of credit are currently limited to $13.6 million. At December 31, 2004 and 2003, there were $10.0 and $5.0 million of borrowings outstanding under this line of credit, respectively.

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

EMPLOYEES

At February 23, 2005, the Company employed approximately 750 people. Satisfactory relations have generally prevailed between the Company and its employees.

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

Item 2. The Properties

Company's Portfolio. The following table represents the Company's portfolio as of December 31, 2004, which consists of properties owned, directly or indirectly, by the Company or by a subsidiary of the Company, properties in which the Company is a joint venture partner and properties managed by the Company and its subsidiaries. In addition to the properties in the table, on February 1, 2005, the Company assumed property management responsibilities for two Affordable Housing properties with a total of 200 units located in Gainesville, Florida, which are owned by a non-affiliated third party and ceased management of a commercial property, located in Ohio, containing 270,000 square feet as a result of the sale of this property.

	Total Number	Total Number
December 31, 2004 Portfolio	of Properties	of Units
Wholly Owned Properties
Market-Rate Properties:
Arizona	1	204
Florida	4	1,416
Georgia	2	706
Indiana	3	836
Maryland	3	667
Michigan	11	2,888
North Carolina	1	276
Ohio	34	8,092
Pennsylvania	1	468
Texas	1	104
	61	15,657
Affordable Housing Properties:
Ohio	12	1,246
Total wholly owned properties	73	16,903

Joint Ventures:
Market-Rate Properties:
49.0% owned - Georgia	2	843
Affordable Housing Property:
50.0% owned - Ohio	1	108
Total joint ventures	3	951

Managed for Pension Fund Clients:
Market-Rate Properties:
Colorado	1	258
Illinois	1	340
Michigan	1	301
	3	899
Managed for Other Third Parties:
Affordable Housing Properties:
Ohio	22	4,146
Pennsylvania	4	494
	26	4,640
Market-Rate Properties:
Ohio	2	64
	28	4,704
Total managed properties	31	5,603
Total Portfolio	107	23,457

Other Properties:		Units/Square Feet
Property Managed for Third Parties:
Commercial
Ohio	1	270,000
Asset Managed for Third Parties:
Multifamily
Texas	1	186
Commercial
California	1	145,000
	3

Total Number
Wholly Owned and Joint Venture Properties	of Units

Wholly Owned Properties
Market-Rate Properties:
Arizona
20th and Campbell	204

Florida
Courtney Chase	288
Cypress Shores	300
Metro West	460
Windsor Pines	368
1,416
Georgia
The Falls	520
Morgan Place	186
706
Indiana
Residence at White River	228
Steeplechase	264
Waterstone Apartments	344
836
Maryland
Annen Woods	131
Hampton Point	352
Reflections	184
667
Michigan
Arbor Landings	328
Aspen Lakes Apartments	144
Central Park Place	216
Country Place Apartments	144
Clinton Place Apartments	202
Georgetown Park Apartments	480
Oaks and Woods at Hampton	544
The Landings at the Preserve	190
Spring Brook Apartments	168
Spring Valley Apartments	224
Summer Ridge	248
2,888
North Carolina
Windsor Falls	276

Ohio
Arrowhead Station	102
Barrington	288
Bay Club	96
Bedford Commons	112
Bradford at Easton	324
Colony Bay East	156
Country Club Apartments	316
Gates Mills Club	120
Hawthorne Hills Apartments	88
Heathermoor	280
Total Number
Wholly Owned and Joint Venture Properties	of Units

Wholly Owned Properties

Ohio (Continued)
Kensington Grove	76
KTC Properties	506
Lake Forest	192
Mallard's Crossing	192
Muirwood Village at Bennell	164
Oak Bend Commons Apartments	102
Pendleton Lakes East	256
Perimeter Lakes	189
Portage Towers	376
Remington Place	234
Residence at Christopher Wren	264
Residence at Turnberry	216
Saw Mill Village	340
Sterling Park	128
The Oaks	50
The Triangle	279
Vantage Villa	150
Village at Avon	312
Watergate	949
Westchester Townhouses	136
Western Reserve	108
Westlake Investment	7
Williamsburg at Greenwood Village	260
Winchester	724
8,092
Pennsylvania
Chestnut Ridge	468

Texas
Fleetwood Apartments	104

Affordable Housing Properties:
Ohio
Ellet	100
Hillwood I	100
Puritas Place	100
Riverview Towers	98
Shaker Park Gardens II	151
State Road Apartments	72
Statesman II	47
Sutliff Apartments	185
Tallmadge Acres	125
Twinsburg Apartments	100
Village Towers	100
West High Apartments	68
1,246
Total wholly owned properties	16,903
Total Number
of Units
Joint Venture Properties
Market-Rate Properties:
49% Owned - Georgia
Idlewylde - Phase I	308
Idlewylde - Phase II	535
843
Affordable Housing Property:
50% Owned - Ohio
Lakeshore Village	108
Total joint venture properties	951

			Anticipated
	Location	Units	Completion

Undeveloped Land Parcels:		Acres
Aspen Lakes land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve land	Battle Creek, MI	4.3	On Hold
Westlake land	Westlake, OH	39.0	On Hold
Wyndemere land	Franklin, OH	10.0	On Hold
Total undeveloped land parcels		72.8

Indebtedness Encumbering the Properties. The Company has financed and, in many cases, refinanced the acquisition, development and rehabilitation of its properties with a variety of sources of mortgage indebtedness. Of the seventy-three wholly owned properties, fifteen properties are unencumbered (three Market-Rate properties and twelve Affordable Housing properties), fifty-five properties are encumbered by conventional mortgages, (fifty-four Market-Rate properties and one Acquisition/Disposition property), two properties secure the lines of credit and one property is encumbered by a mortgage insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act (reference is made to Affordable Housing in Item 1).

Item 3. Legal Proceedings

For information concerning current legal proceedings, reference is made to Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

The following information regarding executive officers of the Company is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	53	Chairman of the Board, President and Chief Executive Officer
Martin A. Fishman	63	Vice President, General Counsel and Secretary
Lou Fatica	38	Vice President, Treasurer and Chief Financial Officer
John T. Shannon	43	Senior Vice President, Operations

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

Lou Fatica joined the Company in 1999 as Controller, and was promoted to Vice President-Controller during 2000. Mr. Fatica is a Certified Public Accountant (CPA), a member of the American Institute of Certified Public Accountants (AICPA) and the Ohio Society of CPA's. On March 15, 2001, Mr. Fatica became Vice President, Treasurer and Chief Financial Officer of the Company and effective September 30, 2002, Mr. Fatica assumed the role of Chief Financial Officer of MIG.

John T. Shannon joined the Company in 2004 as Senior Vice President, Operations. Mr. Shannon had previously held the position of Vice President of Operations for The Shelter Group. Mr. Shannon has 15 years of property management experience.

In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management with the Company as indicated:

Barbara E. Hasenstab, Vice President of Investor Relations and Corporate Communications, joined the Company in 1996 as Director of Investor Relations and became Vice President of Investor Relations in 1998. Ms. Hasenstab has 26 years of experience in investor relations, is a member of the National Investor Relations Institute and is 51 years old.

Nan R. Zieleniec joined AEG in 1990 and became Vice President of Human Resources in 1998, having responsibility for all areas of human resource planning and administration and national training. Ms. Zieleniec is a member of the Society of Human Resource Management and American Compensation Association and is 46 years old.

Jenee McClain-Bankhead joined the Company in 1994. She is currently a Regional Vice President and is responsible for the Company's Affordable Housing portfolio and related Affordable Housing fee management business for third parties. Ms. McClain-Bankhead holds the designations of Certified Financial Manager, Certified Occupancy Specialist and Certified Credit Compliance Professional and is 34 years old.

Daniel L. Powers joined the Company in 1998. He is currently a Regional Vice President and is responsible for the Market-Rate properties owned and managed by the Company in Arizona, Northwest and Northeast Ohio, Michigan, Pennsylvania and Texas. Mr. Powers has been involved in multifamily property management for 24 years. Mr. Powers is a Certified Property Manager and is 51 years old.

Beth L. Stoll joined the Company in 2004 as a Regional Vice President. She is responsible for the Market-Rate properties owned and managed by the Company in Georgia, Maryland, Indiana, Florida and Central Ohio. Ms. Stoll previously held the position of Regional Vice President for The Shelter Group. Ms. Stoll has 20 years of property management experience and is 49 years old.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common shares are traded on the New York Stock Exchange under the trading symbol "AEC."

The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the New York Stock Exchange (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2004		2003		2004	2003
	High	Low	High	Low

First Quarter	$ 9.23	$7.44	$6.88	$5.15	$0.17	$0.17
Second Quarter	9.11	7.20	6.57	5.74	0.17	0.17
Third Quarter	10.12	7.83	6.59	5.80	0.17	0.17
Fourth Quarter	10.49	9.51	7.45	6.36	0.17	0.17
					$0.68	$0.68

On February 23, 2005, there were approximately 940 holders of record and approximately 11,000 beneficial owners of the Company's common shares.

For information concerning security ownership of certain beneficial owners and management and related shareholder matters, reference is made to Part III, Item 12 of this report on Form 10-K.

The Company maintains a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares of the Company. Under the plan, the administrator of the plan will purchase shares directly from the Company (either treasury shares or newly-issued common shares), in the open market, or in privately negotiated transactions with third parties on behalf of participating shareholders.

Issuer Purchases of Equity Securities For the Three Months Ended December 31, 2004

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
		Average	As Part of	Yet Be Purchased
	Total Number of	Price Paid	Publicly Announced	Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

October 1 through
October 31	-	-	-	-
November 1 through
November 30	-	-	-	-
December 1 through
December 31	91	$ 9.86	-	-
Total	91	$ 9.86	-	-

The Company does not currently have an authorization in effect from the Board of Directors to purchase its common shares on the open market. The Company does, however, have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares to the Company equal in value on the day of vesting to the amount of taxes due. Such shares are the only shares purchased by the Company during the year ended December 31, 2004. Forfeitures of restricted shares, if any, are not included in this table, although they increase the total number of treasury shares.

Item 6. Selected Financial Data

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
	2004	2003	2002	2001	2000
Operating Data:
Revenues
Rental	$ 136,105	$ 134,617	$ 135,567	$ 139,087	$ 140,457
Property and asset management, acquisition and
disposition fees and reimbursements	13,102	14,254	20,410	23,471	21,675
Painting services	6,147	2,827	1,642	2,196	1,530
Other	5,045	3,752	3,356	4,223	2,639
Total revenues	160,399	155,450	160,975	168,977	166,301

Total expenses	(125,996)	(126,748)	(127,453)	(128,545)	(126,144)

Interest income	314	160	329	418	1,156
Interest expense	(40,334)	(40,759)	(40,841)	(42,244)	(43,853)

(Loss) income before gain on disposition of properties and
land, net, equity in net loss of joint ventures, gain on
sale of partnership interest, minority interest, and income
from discontinued operations	(5,617)	(11,897)	(6,990)	(1,394)	(2,540)
Gain on disposition of properties and land, net	-	-	227	7,047	7,512
Equity in net loss of joint ventures	(923)	(1,157)	(1,627)	(328)	(164)
Gain on sale of partnership interest	-	1,314	-	-	-
Minority interest in operating partnership	(63)	(75)	(324)	(478)	(400)
(Loss) income from continuing operations	(6,603)	(11,815)	(8,714)	4,847	4,408
Income from discontinued operations:
Operating income	245	902	533	60	534
Gain on disposition of properties, net	9,682	-	9,660	-	-
Income from discontinued operations	9,927	902	10,193	60	534
Net income (loss)	3,324	(10,913)	1,479	4,907	4,942
Preferred share dividends	(5,805)	(5,484)	(5,485)	(5,484)	(5,484)
Net (loss) income applicable to common shares	$ (2,481)	$ (16,397)	$ (4,006)	$ (577)	$ (542)

Earnings per common share - Basic:
(Loss) income from continuing operations applicable to
common shares	$ (.64)	$ (.89)	$ (.73)	$ (.03)	$ (.05)
Income from discontinued operations	51.04		.52	-	.02
Net (loss) income applicable to common shares	$ (.13)	$ (.85)	$ (.21)	$ (.03)	$ (.03)
Weighted average number of common shares outstanding	19,519	19,401	19,343	19,415	19,733
Earnings per common share - Diluted:
(Loss) income from continuing operations applicable to
common shares	$ (.64)	$ (.89)	$ (.73)	$ (.03)	$ (.05)
Income from discontinued operations	51.04		.52	-	.02
Net (loss) income applicable to common shares	$ (.13)	$ (.85)	$ (.21)	$ (.03)	$ (.03)
Weighted average number of common shares outstanding	19,519	19,401	19,343	19,415	19,733

Dividends declared per common share	$ .68	$ .68	$ .92	$ 1.25	$ 1.25

Cash flow data:
Cash flow provided by operations	$ 32,935	$ 28,758	$ 32,897	$ 26,845	$ 31,618
Cash flow (used for) provided by investing activity	(12,745)	(11,509)	13,260	(7,983)	(16,892)
Cash flow provided by (used for) financing activity	37,332	(15,937)	(48,421)	(16,264)	(50,545)

	2004	2003	2002	2001	2000
Balance Sheet Data at December 31:
Real estate assets, net	$ 665,268	$ 661,585	$ 683,058	$ 716,079	$ 742,183
Total assets	763,432	704,793	735,303	775,624	819,559
Total debt (c)	557,279	543,496	540,498	552,069	568,177
Total shareholders' equity	163,590	121,428	150,865	171,996	196,456

Other Data:
Net operating income (a) (d)	$ 76,232	$ 69,748	$ 75,289	$ 81,692	$ 83,063
Total properties (at end of period) - includes joint ventures	76	78	79	84	90

Total multifamily units (at end of period) - includes joint ventures	17,854	18,313	18,313	19,807	20,738
Average monthly rental revenues per multifamily unit	$ 671	$ 670	$ 659	$ 653	$ 646
Physical occupancy (b)	91.7%	92.7%	87.4%	90.5%	91.5%

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

(c) Amount excludes the Company's share of mortgage indebtedness relating to the unconsolidated joint ventures of approximately $22,469, $26,406, $32,659, $42,245 and $24,986 at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(d) Reconciliation of NOI to net income (loss):

	2004	2003	2002	2001	2000
Net operating income	$ 76,232	$ 69,748	$ 75,289	$ 81,692	$ 83,063
Depreciation and amortization	(33,744)	(34,802)	(34,422)	(33,878)	(33,901)
General and administrative expense
excluding service companies expense	(7,771)	(6,084)	(7,016)	(6,964)	(7,849)
Interest expense	(40,334)	(40,759)	(40,841)	(42,244)	(43,853)
Gain on disposition of properties and land, net	-	-	227	7,047	7,512
Equity in net loss of joint ventures	(923)	(1,157)	(1,627)	(328)	(164)
Gain on sale of partnership interest	-	1,314	-	-	-
Minority interest in operating partnership	(63)	(75)	(324)	(478)	(400)
Income from discontinued operations:
Operating income	245	902	533	60	534
Gain on disposition of properties, net	9,682	-	9,660	-	-
Income from discontinued operations	9,927	902	10,193	60	534
Net income (loss)	$ 3,324	$ (10,913)	$ 1,479	$ 4,907	$ 4,942

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including, but not limited to, preliminary expectations regarding the Company's 2005 performance which is based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects", "projects", "believes", "plans", "anticipates," and similar expressions are intended to identify forward-looking statements. Investors are cautioned that the Company's forward-looking statements involve risks and uncertainty, including without limitation the following:

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

  expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, and real estate tax valuation reassessments or millage rate increases;

  inability of the Company to achieve anticipated reductions in operating expenses and increases in revenues;

  the results of litigation filed or to be filed against the Company;

  risks related to the Company's joint ventures;

  risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

  changes in market conditions that may limit or prevent the Company from acquiring or selling properties; and

  risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of the Company's properties or the neighborhoods in which they are located.

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and management services to third party owners of multifamily residential units for which the Company is paid fees. Approximately 85.0% of the Company's consolidated revenues are generated from the leasing of the owned residential units. Approximately 92.0% of the rental revenues generated by the owned properties are related to Market-Rate properties. The operating performance of the properties and cash flows from operations, particularly the Market-Rate properties, have been impacted by low mortgage rates, which have resulted in an increase in home purchases by existing and potential apartment residents, the overall weak economy in many of the Company's markets and related unemployment rates.

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

The Company expects its 2005 performance to continue to be driven by improvements in the Market-Rate portfolio. The Company expects to increase net collected rents by 2.0% in its Midwest portfolio and 4.0% in all its other portfolios located outside the Midwest. The Company also expects property operating expense increases of approximately 2.0% across its entire portfolio. Property operating margins are expected to increase 1.0% for the year 2005 as compared to 2004. Offsetting these increases will be expected declines in asset and property management fees, disposition fees and the net contribution from the Company's painting subsidiary. The Company also expects interest expense on its floating rate debt to increase. Asset and property management fee and disposition fee reductions are attributable to the loss of certain advisory properties previously under management and associated disposition fees earned during 2004. The net contribution from the Company's painting subsidiary is expected to be approximately $1.3 million less than 2004. Painting operations for 2005 are expected to return to a more normalized contribution as a result of certain contracts that the Company's subsidiary had entered into that were completed in 2004. The Company anticipates a 150 basis point increase in interest rates associated with its floating rate debt. The Company does not anticipate changes in acquisition, disposition or development activity in 2005 that would materially change these expected results.

Overall Portfolio Strategy. The Company's primary business objectives are to maximize property level NOI, balance the portfolio, and improve the balance sheet. In order to increase property NOI, the Company plans to continue to focus its efforts on improving revenues, containing costs and realizing operational efficiencies at the asset level, both regionally and portfolio-wide. In order to balance the portfolio, the Company intends to operate in fewer geographic markets and diversify away from the Midwest. The Company believes that concentrating its portfolio in fewer markets will improve operational efficiencies from economies of scale and more effectively leverage management and operational resources. The Company may exit markets in which it currently operates whenever it believes these goals are not achievable. The Company may also consider selling assets in any market, including Florida, Atlanta and the Metro DC area, where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide a significantly greater return on equity and an increase in cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:

Cash Sources (Uses):

	For the year ended December 31,
(In thousands)	2004	2003	2002

Net cash provided by operating activities	$ 32,935	$ 28,758	$ 32,897
Real estate and fixed asset additions	(22,338)	(13,850)	(16,234)
Net proceeds from property dispositions	9,593	-	33,894
Joint venture distribution from sale proceeds	-	2,582	-
Purchase of operating partnership units	-	(211)	(3,100)
Investments in joint ventures - net	-	(30)	(1,300)
(Decreases) increases in debt - net	(1,399)	3,000	(23,367)
Issuance of 8.70% Class B Cumulative
Redeemable Preferred Shares	56,793	-	-
Cash dividends and operating partnership
distributions paid	(18,863)	(18,809)	(25,362)
Net cash from other financing activities	801	(128)	308
Cash increase (decrease)	$ 57,522	$ 1,312	$ (2,264)

The Company's primary sources of liquidity are cash flow provided by operations and short term borrowings on its lines of credit. Cash provided by operations during 2004 increased $4.2 million compared to 2003 primarily as a result of improved performance at the properties due to increased rental revenues and other revenues and decreased property operating and maintenance expenses, which were partially offset by an increase in general and administrative expenses. The Company received cash proceeds of $9.6 million from the sale of one operating property, of which $7.9 was used to purchase the 100% interest in a joint venture partnership in which the Company was a 24.0% partner. (See Note 2 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K). The Company issued $58.0 million of 8.70% Class B Cumulative Redeemable Preferred Shares and received net cash proceeds of $56.8 million after incurring costs of $1.2 million. The net funds received from this issuance were used in January 2005 to redeem all of the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares. Additionally, the Company received $928,000 from the exercise of stock options.

Significant uses of cash during 2004 include dividends and distributions of $18.9 million and fixed asset additions of $14.5 million and $7.9 million, representing the above referenced purchase of a property. The Company also had a net reduction in debt of $1.4 million, which was net of cash proceeds of $2.8 million from the refinancing of a property specific conventional mortgage.

Cash provided by operations during 2003 decreased $4.1 million compared to 2002 primarily as a result of a reduction in rental revenues and an increase in property operating and maintenance expenses in 2003 compared to 2002. During 2003, the Company received $2.6 million related to joint venture sales and $3.0 million from a net increase in debt. During 2002, the Company received $33.9 million related to property dispositions and $438,000 from the exercise of stock options.

Significant uses of cash during 2003 and 2002 include dividends and distributions of $18.8 million and $25.4 million, respectively, and fixed asset additions of $13.9 million and $16.2 million, respectively. Additionally, during 2002, the Company used $3.1 million to purchase operating partnership units, made contributions of $1.3 million to joint ventures, and had a net reduction in debt of $23.4 million, primarily related to the property dispositions.

Lines of Credit. The Company currently has two lines of credit. The first line of credit is a $15.0 million line secured by one of the Company's properties. This line matures on July 31, 2006. The Company intends to seek an extension upon maturity. Borrowings under this line of credit were limited to $13.6 million at December 31, 2004, which represents an increase of $4.7 million when compared to the availability at December 31, 2003, and bear interest at a rate of LIBOR plus 1.5% or approximately 3.9% at December 31, 2004. There were $10.0 million and $5.0 million in borrowings outstanding under this line of credit at December 31, 2004 and 2003, respectively. The amount available for borrowing is in part based upon the operating performance for the previous twelve months of the property that secures this line of credit.

The second line of credit is a $14.0 million line secured by one of the Company's properties of which $1.6 million is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At December 31, 2004, a letter of credit in the amount of $184,000 had been issued against this line. The maturity of this line of credit was extended from December 31, 2004 to December 31, 2005. The Company intends to seek an extension upon maturity. The Company's borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. There were no borrowings outstanding at either December 31, 2004 or December 31, 2003.

Shelf Availability. The Company has a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering, from time to time, of debt securities, preferred shares, depositary shares, common shares and common share warrants. In December 2004, the Company issued $58.0 million of 8.70% Class B Series II Cumulative Redeemable Preferred Shares under this registration, reducing the remaining availability under the shelf registration to $214.7 million at December 31, 2004. Currently, the Company does not have access to issue any debt securities under this shelf registration.

The Company anticipates that it will meet its liquidity requirements for the upcoming year generally through its net cash provided by operations. The Company believes that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily the lines of credit), unsecured borrowings and property sales proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

While the Company currently estimates that its net cash provided by operations for 2005 should exceed 2004, certain factors could adversely impact the Company's results of operations in 2005 including, but not limited to, the risk factors previously discussed.

Long Term Contractual Obligations. The following table summarizes the Company's long term contractual obligations at December 31, 2004 as defined by Item 303(a)5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2010 and
Contractual Obligations	Total	2005	2006 - 2007	2008 - 2009	Later Years
Mortgages payable-principal	$ 557,279	$ 49,224	$ 131,048	$ 172,196	$ 204,811
Mortgages payable-interest	178,984	41,377	68,684	46,505	22,418
Capital lease obligations	56	47	9	-	-
Operating leases	4,491	234	322	246	3,689
Purchase obligations	10,518	10,400	116	2	-
Total	$ 751,328	$ 101,282	$ 200,179	$ 218,949	$ 230,918

Mortgages Payable-Principal. Mortgages payable-principal includes principal payments on all property specific mortgages and lines of credit. For detailed information about the Company's debt, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Mortgages Payable-Interest. Mortgages payable-interest includes accrued interest at December 31, 2004 and interest payments as required based upon the terms of the mortgages in existence at December 31, 2004. Interest related to floating rate debt is calculated based on applicable rates as of December 31, 2004.

Capital and Operating Leases. The Company leases certain equipment and facilities under both capital and operating leases. For detailed information about the Company's lease obligations, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Purchase Obligations. Purchase obligations represent agreements to purchase goods or services that are legally binding and enforceable and that specify all significant terms of the agreement. Purchase obligations of the Company include, but are not limited to, contracts that individual properties have entered into in the normal course of operations, such as landscaping, snow removal, elevator maintenance, security, etc, as well as obligations entered into at the corporate level. Obligations included in the above table represent agreements dated December 31, 2004 or earlier.

The Company has not included in the above table guarantees that it has with respect to joint venture debt and possible redemption of OP units.

Preferred Share Redemption. On January 6, 2005, the Company redeemed all of its 9.75% Class A Cumulative Redeemable Preferred Shares. The redemption was funded entirely from proceeds related to the issuance of $58.0 million of 8.70% Class B Series II Cumulative Redeemable Preferred Shares in December 2004. For additional information related to the issuance, see Note 13 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Dividends. On December 8, 2004, the Company declared a dividend of $0.17 per common share which was paid on February 1, 2005 to shareholders of record on January 12, 2005. Also, on February 15, 2005, the Company declared a quarterly dividend of $0.54375 per Depositary Share on its Class B Cumulative Redeemable Preferred Shares, which will be paid on March 15, 2005 to shareholders of record on March 1, 2005. As this is the first quarterly dividend payable on this issue, it will include, in addition to the regular dividend, a prorated amount of $0.03625 per Depository Share for the six-day period December 10, 2004 through and including December 15, 2004.

Capital Expenditures. The Company anticipates the following commitments for capital expenditures for 2005:

. $9.6 million for recurring capital expenditures. This includes replacement of worn carpet and appliances, parking lots, roofs and similar items in accordance with the Company's current property expenditure plan. This commitment is expected to be funded largely with cash flow provided by operating activities; and

. $4.7 million for investment/revenue enhancing and non-recurring expenditures. This commitment is expected to be funded largely with cash flow provided by operating activities and borrowings on the Company's lines of credit.

Financing and Other Commitments. At December 31, 2004, the Company had 55 conventional mortgages payable aggregating $545.9 million, each collateralized by separate mortgages encumbering real estate having a net book value of $645.3 million. Forty-nine of these nonrecourse project specific loans accrue interest at fixed rates ranging from 7.38% to 7.94% and have maturity dates ranging from 2007 to 2012 and six of these loans accrue interest at variable rates ranging from 3.14% to 4.51% and have maturity dates during 2005 or 2006. Additionally, the Company had one HUD insured mortgage in the amount of $1.4 million which is collateralized by a separate mortgage encumbering real estate that has a net book value of $1.0 million. This loan accrues interest at a variable rate, which was 3.59% at December 31, 2004, and matures in 2013. On July 21, 2004, the Company repaid a $2.9 million 7.0% fixed rate HUD insured mortgage. This property now secures one of the Company's lines of credit. On July 16, 2004, the Company recorded as a liability a $15.6 million loan in connection with the acquisition of its joint venture partner's interest in Courtney Chase Apartments. This loan had previously not been reflected in the Company's balance sheet as the investment in the joint venture was accounted for under the equity method of accounting. This loan accrues interest at the rate of LIBOR plus 1.8% and matures on June 1, 2005 with an option to extend the maturity for two additional years. On June 30, 2004, the Company prepaid a $17.2 million nonrecourse conventional loan encumbering a Market-Rate property located in Northeast Ohio with a fixed interest rate of 6.55% and obtained a new nonrecourse conventional loan secured by this property in the amount of $20.0 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0% or 4.38% for a twelve-month period. This loan matures on June 30, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. Additionally, the Company executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid loan. The Company has $43.2 million in mortgages maturing in 2005, all of which are variable rate loans. The Company's current intention is to either refinance or extend these loans as they become due.

On February 1, 2005, the Company repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million that would have matured on June 1, 2006, was paid off at a discount of $330,000 that will be recorded as a reduction to interest expense in the quarter ended March 31, 2005. The Company funded the repayment by obtaining a new loan on the same property in the amount of $16.1 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. This loan matures on February 1, 2007. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property.

At December 31, 2004, the Company had 15 properties which are unencumbered, 12 of which are Affordable Housing properties. These 15 properties had net income of $3.5 million for the year ended December 31, 2004, and a net book value of $10.1 million at December 31, 2004. The Company believes that it should be able to obtain financing on these properties should the need arise; however, certain financing vehicles may be unavailable or limited because many of these properties are ground leased and one is subject to a right of reverter.

The Company leases certain equipment under capital leases. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, are included in the previous table of contractual obligations.

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the consolidated financial statements and expire at various dates from 2021 to 2086. Total revenues derived from such properties were $10.3 million, $10.2 million and $10.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Furthermore, at the end of the term of each lease, any remaining replacement reserves revert to the lessor. Management believes that most of the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $692,000 and $681,000 at December 31, 2004 and 2003, respectively. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2004, 2003 and 2002.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. The net book value of this property was $999,000 at December 31, 2004. The property generated revenues and net income of $988,000 and $377,000 for 2004, $943,000 and $352,000 for 2003, and $943,000 and $378,000 for 2002.

Guarantees. The Company had previously guaranteed the completion of certain improvements at the Watergate Apartments totaling approximately $7.0 million in connection with the mortgage on this property. This guaranty had been secured by a $3.5 million letter of credit. This mortgage was refinanced on June 20, 2004, and as a result, the letter of credit was subsequently canceled and the Company no longer has an obligation related to this guaranty. The Company has guaranteed the payment of 50.0% of the balance, or approximately $12.3 million at December 31, 2004, of the loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at December 31, 2004. The Company has also guaranteed the payment of 50.0% of the balance or approximately $7.8 million at December 31, 2004, of the loan in connection with the development of Courtney Chase Apartments. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. On July 16, 2004, in connection with the Company's acquisition of its joint venture partner's interest in this partnership, the Company recorded this loan as a liability on its balance sheet. For additional information regarding this acquisition, see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. In addition, the Company routinely guarantees mortgage debt of its wholly owned subsidiaries. See Note 10 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Off-Balance Sheet Investments and Financing Commitments. The Company has investments in two joint ventures that own three multifamily apartment communities. The operations of these properties are similar to the operations of the Company's wholly owned portfolio. These investments enable the Company to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises influence, but does not control these entities. These investments are initially recorded at cost, as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Company has one guarantee obligation related to its joint ventures which was previously discussed under Guarantees. Additionally, all of the joint ventures were encumbered by debt at December 31, 2004. The Company's proportionate share of this debt was $22.5 million.

For summarized financial information at 100% for these joint ventures, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Operating Partnership. As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), the Company, as general partner, has guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 in connection with the MIG merger transactions. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for common shares of the Company or cash, at the Company's discretion, at a price per OP unit equal to the 20 day trailing price of the Company's common shares for the immediate 20 day period preceding a limited partner's redemption notice. There are 93,023 OP units remaining having a carrying value of $2.2 million. Through December 31, 2004, 429,009 of the original 522,032 OP units have been redeemed. These transactions had the effect of increasing the Company's interest in the DownREIT Partnership from 85.0% to 97.0%. During the years 2000 through 2003, a total of 429,009 of the OP units were purchased for cash in the amount of $3.8 million. These units had a recorded amount of $9.8 million when issued. The difference of the cash paid and the recorded amount was $5.9 million which reduced the recorded amount of the underlying real estate. There were no OP units redeemed during 2004.

Acquisitions and Development. On July 16, 2004, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida, which was developed by the Company and its former joint venture partner. This acquisition was financed principally with proceeds from the sale of an Ohio Market-Rate property. The Company previously had a 24.0% ownership interest in this partnership and had accounted for its investment under the equity method of accounting. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property are included in the Company's consolidated financial statements.

In December 2004, the Company entered into a contract for the acquisition of a 316-unit Market-Rate property located in West Palm Beach, Florida. The closing of this transaction is anticipated to occur during the first quarter of 2005. The acquisition costs will be financed by a first mortgage on the property, a first mortgage loan on a currently unencumbered Ohio property and working capital.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

Dispositions. In December 2004, the Company entered into a contract for the sale of a Market-Rate property located in Northeast Ohio. The closing of this transaction is anticipated to occur later in 2005.

The Company has also entered in a contract for sale of an Affordable Housing property located in Northeast Ohio. Additionally, the Company is marketing a Market-Rate property located in Phoenix, Arizona.

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

Management and Service Operations. In March 2003, MIG was directed by one of its clients to initiate the sale of all six of the client's real estate investments asset managed by MIG. Two of these six properties were sold during 2003 and three were sold during 2004. Because of the sale of these investments, the Company will no longer receive the property and asset management fee revenue associated with them. Revenue received for the three properties sold in 2004 was $304,000 for the year ended December 31, 2004. Revenue received for the remaining property was $305,000 for the year ended December 31, 2004. For each property sold for this client, the Company receives a disposition fee. The Company recorded disposition fees of $435,000 during 2004 related to the three properties sold during 2004.

In November 2003, the Company was informed by another of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG property manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during 2004. Because of the sale of these investments, the Company will no longer receive the asset management fee revenue associated with them. Revenue received from the property sold during 2004 was $13,000 for the year ended December 31, 2004. Revenue received for the year ended December 31, 2004 from the remaining property to be sold was $70,000.

In November 2003, the Company entered into three new property management contracts for properties located in Pennsylvania owned by an unrelated third party. The Company received fee revenue of approximately $121,000 during the year ended December 31, 2004 from these contracts.

In February 2004, the Company entered into a property management contract for a property located in Pennsylvania owned by an unrelated third party. The Company received fee revenue of approximately $48,000 during the year ended December 31, 2004 from this contract.

On April 19, 2004, the Company received notice from one of MIG's pension fund clients of its intention to transfer its business to another advisor. Revenue recognized from this client for the year ended December 31, 2004 was $371,000. Effective October 17, 2004, the Company no longer provides asset or property management services to this client other than those earned in connection with a joint venture partnership.

On July 1, 2004, the Company entered into six property management contracts for properties located in Ohio owned by an unrelated third party. Revenues related to these contracts were $112,000 for the year ended December 31, 2004.

Effective February 1, 2005, the Company entered into management contracts for two additional Affordable Housing properties with a total of 200 units located in Gainesville, Florida. The Company anticipates a total of approximately $56,000 in annual fee revenue related to these properties.

Management Contract Cancellation. During 2004, the Company's property management and/or asset management contracts associated with the following properties were terminated or transferred:

			Property	Approximate
Effective			and/or Asset	Property and/or
Date of	Management	Management Contract	Management Fees	Asset Management
Termination	Company	Canceled/Transferred	Earned During 2004	Fees Lost in 2004
			(In thousands)
11/12/04	AEMC	Branch Road Apartments	$ 5	$ -

Advisory Properties:
01/30/04	AERC	Advised Asset	20	221
01/30/04	MIG	Advised Asset	13	59
02/13/04	AERC	Advised Asset	19	141
10/17/04	AERC	Advised Asset	291	49
10/22/04	AERC	Advised Asset	265	65

During 2005, the Company's property management and/or asset management contracts associated with the following properties will be/may be terminated or transferred:

Effective			Approximate
Date of	Management		2004 Property and/or
Termination	Company	Management Contract	Asset Management Fees
			(In thousands)

2/1/05	AEMC	Garfield Mall	$ 42
Unknown	AEMC	University Circle	87
Unknown	MIG	Advised Asset	70
Unknown	AERC	Advised Asset	305
Unknown	AEMC	Hillwood II	127

RESULTS OF OPERATIONS FOR 2004 COMPARED WITH 2003 AND 2003 COMPARED WITH 2002

In the following discussion of the comparison of the year ended December 31, 2004 to the year ended December 31, 2003 and the year ended December 31, 2003 to the year ended December 31, 2002, Market-Rate properties refers to the Same Store Market-Rate property portfolio. Market-Rate properties represent 60 wholly owned properties. Acquired/Disposed properties represent one property acquired in July 2004 and properties which have been sold. Affordable Housing represents 12 properties subject to HUD regulations.

Overall, the loss from continuing operations decreased $5.2 million when comparing 2004 to 2003 and increased $3.1 million when comparing 2003 to 2002. During the 2004 to 2003 comparison period, total revenues increased $4.9 million primarily due to increases in painting service revenues and rental revenues. Additionally, total expenses decreased $752,000 primarily due to reductions in property operating and maintenance expenses. These reductions were partially offset by an increase in general and administrative expenses and painting service expenses. The increase in loss from continuing operations during the 2003 to 2002 comparison period was primarily a result of a decrease in total revenues resulting from a decrease in property and asset management fees and reimbursements which was partially offset by an increase in painting service revenues. Additionally, property operating and maintenance expenses and painting service expenses increased in 2003 compared to 2002. These increases were offset by a decrease in direct property management expenses which includes the same amount of managed property reimbursements that is included in property and asset management fees and reimbursements.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the years ended December 31, 2004 to 2003 and 2003 to 2002:

	Increase (decrease) when comparing the years ended December 31,
	2004 to 2003		2003 to 2002
(Amounts in thousands)
Rental revenue	$ 1,488	1.1%	$ (950)	(0.7)%
Property management fees and reimbursements	(49)	(0.4)%	(5,693)	(32.5)%
Asset management fees	(1,115)	(55.2)%	(886)	(30.5)%
Asset disposition fees	12	2.8%	423	N/A
Painting services revenue	3,320	117.4%	1,185	72.2%
Other revenues	1,293	34.5%	396	11.8%
Property operating and maintenance expenses:
Repairs and maintenance	(1,434)	(0.1)%	1,438	10.9%
Personnel	(764)	(0.04)%	1,030	5.9%
Real estate taxes and insurance	(596)	(0.03)%	1,831	11.1%
Advertising	(634)	(0.3)%	(321)	(11.3)%
Property operating and maintenance expenses	(3,897)	(5.5)%	5,163	8.0%
Direct property management expenses	561	4.5%	(6,354)	(33.8)%
Painting services expenses	1,955	69.6%	1,017	56.8%
General and administrative	1687	27.7%	(932)	(13.3)%
Gain on disposition of properties and land, net	-	N/A	(227)	(100.0)%
Equity in net loss of joint ventures	(234)	(20.2)%	(470)	(28.9)%
Gain on sale of partnership interest	(1,314)	N/A	1,314	N/A

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. The Company measures these factors using indicators such as average economic occupancy (potential rent less vacancies and concessions divided by potential rent), physical occupancy (number of units occupied divided by total number of units), and net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the years ended December 31, 2004, 2003 and 2002 (information for the years ended December 31, 2003 and 2002 reflect results based upon the operating properties and their respective segments as of December 31, 2004):

	For the year ended December 31, 2004
	Average
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	86.0%	99.0%	$825
Market-Rate	84.6%	91.1%	$673
Affordable Housing	99.1%	99.7%	$629

	For the year ended December 31, 2003
	Average
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	N/A	N/A	N/A
Market-Rate	83.8%	92.5%	$668
Affordable Housing	99.3%	98.8%	$623

	For the year ended December 31, 2002
	Average
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisitions/Dispositions	N/A	N/A	N/A
Market-Rate	84.9%	87.1%	$672
Affordable Housing	98.8%	99.5%	$619

Rental revenues for the Acquisition/Disposition segment includes $1.4 million in revenue contributed by the property acquired in July 2004. There are no revenues in this segment for the years ended December 31, 2003 and 2002.

Rental revenues for the Market Rate properties remained flat in 2004 compared to 2003 and decreased $955,000 in 2003 compared to 2002. The Company focused on increasing physical occupancy rates in 2003 and accomplished this by reducing rents in certain markets to remain competitive and reflect market rents. This resulted in lower rental revenue in 2003 compared to 2002. The increased occupancy in 2003 and most of 2004 resulted in increases to average economic occupancy and net collected rent per unit in 2004 compared to 2003. Physical occupancy decreased slightly during the third and fourth quarter of 2004 resulting in an increase in concessions during these quarters in an effort to maintain physical occupancy, particularly in the Midwest markets.

Rental revenues for the Affordable Housing properties increased $95,000 in 2004 compared to 2003 and $49,000 in 2003 compared to 2002 primarily as a result of HUD approved rent increases during 2004 and 2003. These revenues are primarily dependent upon the Company being entitled to receive rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments"). The amount of each monthly HAP Payment is equal to the rent amount (the "Contract Rent") stated in the HAP Contract with HUD, less the amount payable by the Eligible Resident for such month.

Below is a table setting forth the expiration dates of the HAP Contracts and the HAP Payments revenue recognized for the Company's Affordable Housing properties as of December 31, 2004:

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2004	2003	2002

Ellet	December 2017	$ 425	$ 426	$ 433
Hillwood I	July 2016	475	465	488
Lakeshore Village (50.0% joint venture)(a)	July 2024	597	789	732
Puritas Place	September 2011	703	699	691
St. James (Riverview)	November 2009	471	462	466
Shaker Park Gardens II	June 2005	670	662	684
State Road Apartments	December 2016	426	420	404
Statesman II	November 2005	318	296	287
Sutliff Apartments	November 2019	779	805	802
Tallmadge Acres	March 2005	762	726	699
Twinsburg Apartments	June 2009	431	440	433
Village Towers	November 2009	434	429	432
West High Apartments	November 2005	567	554	544

(a) Amounts shown represents 100% payment.

All thirteen properties shown in the above table had positive cash flow during 2004 and are anticipated to have positive cash flow for the remaining contract terms. Therefore, none of the HAP contracts are considered to be loss contracts.

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

"Contract Renewal Request Forms" must be submitted by the Company to HUD (or its corresponding contract agent) not less than 120 days prior to the applicable HAP anniversary date in order to renew an existing HAP contract. The Company understands that the following options are available to the Company for expiring HAP contracts: (i) for properties without mortgages, the Company may renew at current rents plus an operating cost adjustment factor ("OCAF") that is set by HUD on an annual basis; (ii) for properties encumbered by a mortgage, the Company may renew at the lesser of (x) current rents plus an operating cost adjustment factor or (y) comparable market rents; or, (iii) opt out of the Section 8 program. Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

The Company believes, that upon expiration of the contracts, the contracts will be renewed, or the Company will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate properties.

The following represents the Company's current expectations concerning those HAP contracts which expire in 2005.

Shaker Park Gardens II. In May 2004, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on February 11, 2003. The Company's request for an OCAF increase was granted and the contract was renewed for a one-year term through June 30, 2005. Prior to expiration of the current contract, the Company intends to request a renewal for an additional one year period.

Statesman II. In July 2004, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on February 11, 2003. The Company's request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2005. Prior to expiration of the current contract, the Company intends to request a renewal for an additional one year period.

Tallmadge Acres. In October 2004, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on August 13, 2004. The Company's request for an OCAF increase was granted and the contract will be renewed for a one-year term through March 16, 2006.

West High Apartments. In July 2004, the Company requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on February 11, 2003. The Company's request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2005. Prior to expiration of the current contract, the Company intends to request a renewal for an additional one year period.

Fees. The management and service operations recognized a reduction in property management fee income (after removing the effect of reimbursements) of $424,000 when comparing 2004 to 2003, and $1.3 million when comparing 2003 to 2002. Asset management fees decreased during both comparison periods. These decreases were primarily due to the loss in 2004 of four advised properties and the loss of fee income related to the acquisition of the Company's joint venture partner's share of a joint venture property, the loss in 2003 of four advised properties and two joint venture management contracts, as previously discussed in "Acquisitions", "Dispositions" and "Management and Service Operations," and the 2002 transfer of eleven advisory contracts to another advisor and the loss of five additional advised properties. These decreases were partially offset by the addition of three property management contracts in November 2003 and one property management contract in February 2004, as previously discussed in "Management and Service Operations." The Management and Service Operations segment recognized asset disposition fees in 2004 and 2003 of $435,000 and $423,000, respectively, as a result of the successful disposition of three advised assets in 2004 and two advised assets in 2003. Management and advisory fees attributed to properties owned by advisory clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Direct Property Management Expenses Reimbursements. Direct property management expenses include service companies expense and reimbursements received from managed properties. The reimbursements, in accordance with EITF 01-14 "Income Statement Recharacterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," represent certain expense reimbursements, primarily payroll expenses, that the Company includes in revenue with an equal amount included in expense. These revenue amounts are included in property management fees and reimbursements. For each of the years ended December 31, 2004, 2003 and 2002, the amount included in revenues and expenses was $9.2 million, $8.8 million, and $13.2 million, respectively. The changes from year to year are the result of changes in the number of employees at the managed properties due to the loss or addition of management contracts and changes in compensation amounts per employee at the managed properties.

Painting Service Revenues and Expenses. Painting service revenues and expenses both increased in each comparison period primarily as a result of contracts that were entered into by the Company's subsidiary, Merit Painting Services. Work related to these contracts was completed during 2004. The results for 2005 are anticipated to return to a more normalized contribution level as previously discussed in the overview.

Other Revenues. Other revenues increased in 2004 compared to 2003 primarily as a result of fees received from HUD in 2004 for service coordinator assistance made available to tenants at the Company's Affordable Housing properties in the amount of $350,000, and increases in other ancillary revenues, such as refuse removal, in the amount of $310,000 and leasing commissions received related to a managed commercial property in the amount of $180,000. Other revenues increased in 2003 compared to 2002 primarily as a result of increased water and sewer revenues in 2003.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses decreased $3.9 million when comparing 2004 to 2003 and increased $5.2 million when comparing 2003 to 2002. The decrease in 2004 compared to 2003 was primarily due to the reduction of repair and maintenance expenses. During 2004, the Company created the position of Regional Service Manager to assist property personnel in obtaining contractual services and supplies in a more efficient manner, resulting in savings in landscaping, major repairs, security, and snow removal costs of $730,000. Repair and maintenance expenses were also reduced as a result of a $500,000 decrease in painting costs resulting from lower occupancies at the beginning of 2003, which resulted in more unit turns in 2003 than were required during 2004. Personnel expense decreased in 2004 compared to 2003 primarily as a result of changes to property personnel incentive bonuses which became effective in January 2004. As a result of the Company's focus on increasing operating efficiencies, the production of brochures and other advertising materials during 2004 was primarily done "in house", reducing advertising costs in 2004 compared to 2003. The decrease in real estate taxes and insurance when comparing 2004 to 2003 was primarily the result of successful property valuation appeals which resulted in the receipt of net refunds of prior year taxes of $870,000. The increase in property operating and maintenance expenses when comparing 2003 to 2002 was primarily a result of an increase of $1.8 million in real estate taxes and insurance resulting from increases in assessed property values and millage rate increases at certain properties and increased insurance rates. Additionally, utility expenses increased $1.0 million in 2003 primarily due to increased gas consumption as a result of a colder winter and spring in 2003 that affected the Company's Midwest portfolio. Repair and maintenance expenses increased $1.4 million in 2003 as a result of increased unit turnover expenses and landscaping costs. Personnel costs increased $760,000 primarily as a result of increased salaries and leasing commission bonuses relating to on-site staff.

General and Administrative Expenses. General and administrative expenses increased when comparing 2004 to 2003 primarily as a result of an increase in bonus expense of $850,000 as a result, bonuses tied to the operating performance of the Company's properties, an increase in corporate payroll of $495,000 due to changes in staffing and merit increases, an increase of $155,000 related to the recording of the 2004 contribution to the Supplemental Executive Retirement Plan (there was no contribution in 2003), and an increase in deferred Directors' compensation, which is valued using the closing price of the Company's common stock at the end of each period of $270,000 as a result of the increased share price at December 31, 2004 compared to December 31, 2003. General and administrative expenses decreased when comparing 2003 to 2002 primarily as a result of the reduction in payroll expense related to the 2002 restructuring of the advisory business.

Gain on Sales. The net gain on the disposition of properties and land, net, of $227,000 for 2002 was primarily due to the sale of a Market-Rate Property which was classified as held for sale at December 31, 2001.

Gain on Sale of Partnership Interest. In 2003, the Company sold its partnership interest in a joint venture property located in Cranberry Township, Pennsylvania. The Company recognized a gain of $1.3 million related to this sale.

Equity in Net Loss of Joint Ventures. The combined equity in net loss of joint ventures decreased $234,000 and $470,000 when comparing 2004 to 2003 and 2003 to 2002, respectively. The decrease when comparing 2004 to 2003 was primarily due to improved operating performances at Idlewylde Apartments Phase II and at Courtney Chase Apartments prior to the Company acquiring the 100% interest in this property in July 2004. Additionally, the Company recognized a loss related to the operating results of Berkley Manor Apartments in 2003. The Company sold its partnership interest in this joint venture in 2003, and therefore recognized no losses related to this property in 2004. The decrease when comparing 2003 to 2002 was primarily due to the recognition in 2003 of the gain on the sale of Highland House, a 50.0% joint venture, of which the Company's proportionate share was $450,000.

The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the years ended December 31, 2004, 2003 and 2002.

	For the year ended December 31,
(In thousands)	2004	2003	2002
Beneficial interests in joint venture operations
Rental revenues	$ 4,071	$ 3,521	$ 4,217
Cost of operations	2,405	2,220	2,927
	1,666	1,301	1,290
Interest income	-	2	6
Interest expense	(1,345)	(1,344)	(1,343)
Depreciation	(1,259)	(1,199)	(1,001)
Amortization of joint venture deferred costs	(8)	(70)	-
Loss from continuing operations	(946)	(1,310)	(1,048)
(Loss) income from discontinued operations:
Operating income (loss)	23	(297)	(579)
Gain on disposition of property	-	450	-
Income (loss) from discontinued operations	23	153	(579)
Equity in net loss of joint ventures	$ (923)	$ (1,157)	$ (1,627)

Income From Discontinued Operations. Effective January 1, 2002, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company presents the results of operations and the gains/(losses) for operating properties sold, which became held for sale after January 1, 2002, as "Income from discontinued operations." At December 31, 2004, the Company had no properties classified as held for sale. One property was sold during 2004. The operating results of this property, which is included in "Income from discontinued operations", was $245,000, $902,000 and $699,000 for 2004, 2003 and 2002, respectively. The gain on disposition of this property of $9.7 million is also included in discontinued operations in 2004. Prior to April 2002, this property was a joint venture and as such was accounted for under the equity method. In 2002, five properties were disposed of whose operating results and gains/(losses) were classified as discontinued operations. The operating loss for these five properties was $166,000 for 2002. The gain on disposition of properties, net, for 2002 included gains on the sales of three of these properties of $10.3 million and a loss of $632,000 on the sale of a fourth property. This property was purchased in November 2000 as a 6.9 acre parcel of land for $5.2 million. The Company was developing this property as a multi-use property to include apartments, commercial building and a marina. The Company had recorded $3.4 million of costs in developing the property and had completed and was operating the marina. In November 2002, the Company received an unsolicited offer to purchase the property for $8.0 million. The Company accepted the offer and completed the sale on December 31, 2002 resulting in the above reported loss. The fifth property disposed of was Gates Mills III which was involved in the 2002 joint venture swap and for which no gain or loss was recorded.

For further details on "Income from discontinued operations," reference is made to Note 2 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Inflation. Management's belief is that the effects of inflation would be minimal on the operational performance of its portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. Currently, the Company also faces limited exposure to interest rate fluctuations due to its high proportion of fixed rate financing.

Critical Accounting Policies and Estimate

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. In performing this analysis, the Company estimates holding periods of the assets, changes in fair market value of the assets and cash flows related to the operations of the assets to determine the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company. The Company did not record an impairment loss related to the carrying value of its long-lived assets during any of the years ended December 31, 2004, 2003 or 2002.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires management to review goodwill annually and when an event of impairment has occurred. In performing this analysis, the Company uses a multiple of revenues to the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Should estimates used to determine the alternatives considered or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company. The Company did not record an impairment loss related to goodwill during any of the years ended December 31, 2004, 2003 or 2002.

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

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 which superceded the October 1995 issuance. This Statement also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. This Statement is effective July 1, 2005 for the Company. The Company is required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. For periods prior to July 1, 2005, the Company may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. Modified retrospective application may be applied either (a) to all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption. The Company expects that, upon adoption, it will not elect to adjust its financial statements for periods prior to the effective date. As a result of the adoption of this Statement, the Company expects to recognize compensation expense of approximately $100,000 for the year ended December 31, 2005 related to awards that have been granted on or before July 1, 2005. Awards granted after January 1, 2005, if any, would result in additional compensation cost during the year ended December 31, 2005.

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2004, the Company had $76.2 million of variable rate mortgage debt. Additionally, the Company has interest rate risk associated with fixed rate debt at maturity. Management has and will continue to manage interest rate risk as follows: (i) maintain a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) use treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to assist them in analyzing opportunities to achieve those objectives.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. In April and May 2002, the Company completed two interest rate swaps. The notional amounts of the swaps were approximately $31.2 million. These swaps were executed to hedge the fair market value of certain fixed rate loans. On June 30, 2004, in conjunction with the maturing of the loan, the Company terminated one of these swaps that had a notional amount of $17.2 million. The remaining swap terminates at the maturity of the related loan in October 2005. For the year ended December 31, 2004, the Company recognized a reduction to interest expense of $688,000 with respect to these two swaps. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2004								December 31, 2003
(In thousands)								Fair Market		Fair Market
Long term debt	2005	2006	2007	2008	2009	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$ 5,871	$ 6,343	$ 82,882	$ 48,167	$ 123,741	$ 204,031	$ 471,035	$ 509,082	$ 516,873	$ 567,241
Weighted average interest rate	7.66%	7.66%	7.65%	7.81%	7.48%	7.77%

Variable:
Variable rate mortgage debt	27,734	47,318	124	137	151	780	76,244	76,244	21,623	21,623
Weighted average interest rate	4.07%	4.20%	3.59%	3.59%	3.59%	3.59%
LIBOR based credit facilities*	-	10,000	-	-	-	-	10,000	10,000	5,000	5,000
Total variable rate debt	27,734	57,318	124	137	151	780	86,244	86,244	26,623	26,623
Total long term debt	$ 33,605	$ 63,661	$ 83,006	$ 48,304	$ 123,892	$ 204,811	$ 557,279	$ 595,326	$ 543,496	$ 593,864

*One LIBOR based credit facility matures July 31, 2006 and the second LIBOR based credit facility matures December 31, 2005. At December 31, 2004, there were $10.0 million in borrowings outstanding on one of the facilities.

Sensitivity Analysis. At December 31, 2004 and 2003, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed rate debt to a liability of $530.1 million and $620.4 million, respectively. Since 85.0% of the Company's mortgage debt is at fixed rates, a change in rates would have a minimal effect on the Company's interest expense. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on that assessment and those criteria, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2004. The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the Company's Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2005, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

The information regarding executive officers and other key employees is set forth in Part I of this report on Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

The Company has adopted a formal Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is posted on the Company's website, www.aecrealty.com. The Company intends to post any future amendments to, or waivers from, the Code of Ethics that apply to these individuals on the website also.

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company's common stock that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing equity compensation plans as of December 31, 2004. The equity compensation plans approved by security holders include the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan. The Year 2001 Equity Incentive Plan and certain options granted to outside Directors were not approved by security holders. For more information regarding these plans, reference is made to Note 16 in the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

			Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans [Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column]

Equity compensation plans
approved by security holders	1,092,249	$14.46	209,674
Equity compensation plans not
approved by security holders	893,750	$9.36	557,909
Total	1,985,999		767,583

Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2005 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report.

1. Consolidated Financial Statements: The following documents are filed as part of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Operations for the three years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules: The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

Schedules Page

II Valuation and Qualifying Accounts F-39

III Real Estate and Accumulated Depreciation F-40

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2005.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2005.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 25, 2005
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 25, 2005
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 25, 2005
Albert T. Adams

/s/ James M. Delaney	Director	February 25, 2005
James M. Delaney

/s/ Michael E. Gibbons	Director	February 25, 2005
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 25, 2005
Mark L. Milstein

/s/ Frank E. Mosier	Director	February 25, 2005
Frank E. Mosier

/s/ Richard T. Schwarz	Director	February 25, 2005
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended of the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.6	Form of Medium-Term Note-Fixed Rate-Senior Security.	Exhibit 4(I) to Form S-3 filed December 7, 1995 (File No. 33-80169) as amended.

4.7	Specimen Class A Preferred Share Certificate.	Exhibit 4.1 to Form 8-K filed July 12, 1995.

4.8	Class A Preferred Share Deposit Agreement and Depositary Receipt.	Exhibit 4.2 to Form 8-K filed July 12, 1995.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9b	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9c	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9d	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.10	Guaranty Agreement dated November 28, 2000 from Associated Estates Realty Corporation to Southtrust Bank.	Exhibit 4.14 to Form 10-K filed March 13, 2001.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.6	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.7	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.8	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.9	Partnership Interests Purchase Agreement dated July 17, 2004 by and among Jeffrey I. Friedman and JIFCO, an Ohio Corporation and Winchester, Inc., an Ohio Corporation	Exhibit 10.21 to Form 10-K filed herewith.

10.10	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation:

We have completed an integrated audit of Associated Estates Realty Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 25, 2005

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2004	2003
ASSETS
Real estate assets
Land	$ 94,378	$ 91,367
Buildings and improvements	830,380	796,158
Furniture and fixtures	31,862	32,919
	956,620	920,444
Less: accumulated depreciation	(293,182)	(264,386)
	663,438	656,058
Construction in progress	1,830	5,527
Real estate, net	665,268	661,585
Cash and cash equivalents	59,734	2,212
Restricted cash	10,740	10,889
Accounts and notes receivable, net
Rents	771	631
Affiliates and joint ventures	5,057	5,367
Other	2,956	2,294
Investments in joint ventures, net	6,240	8,727
Goodwill	1,725	1,725
Intangible and other assets, net	10,941	11,363
Total assets	$ 763,432	$ 704,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable	$ 547,279	$ 538,496
Lines of credit borrowings	10,000	5,000
Total debt	557,279	543,496
Accounts payable and accrued expenses	25,445	24,295
Dividends payable	3,661	3,311
Resident security deposits	4,516	4,187
Funds held on behalf of managed properties
Affiliates and joint ventures	2,334	2,189
Other	1,741	1,066
Accrued interest	2,694	2,649
Commitments and contingencies (Note 10)	-	-
Total liabilities	597,670	581,193

Operating partnership minority interest	2,172	2,172

Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
9.75% Class A cumulative redeemable, $250 per share liquidation
preference, 225,000 issued and outstanding	56,250	56,250
8.70% Class B Series II cumulative redeemable, $250 per share liquidation
preference, 232,000 issued and outstanding	58,000	-
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 19,653,187 and 19,478,681
outstanding at December 31, 2004 and 2003, respectively	2,300	2,300
Paid-in capital	277,117	279,087
Accumulated distributions in excess of accumulated net income	(200,277)	(184,436)
Less: Treasury shares, at cost, 3,342,576 and 3,517,082 shares
at December 31, 2004 and 2003, respectively	(29,800)	(31,773)
Total shareholders' equity	163,590	121,428
Total liabilities and shareholders' equity	$ 763,432	$ 704,793

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(In thousands, except per share amounts)	2004	2003	2002
Revenues
Rental	$ 136,105	$ 134,617	$ 135,567
Property management fees and reimbursements	11,762	11,811	17,504
Asset management fees	905	2,020	2,906
Asset disposition fees	435	423	-
Painting services	6,147	2,827	1,642
Other	5,045	3,752	3,356
Total revenues	160,399	155,450	160,975
Expenses
Property operating and maintenance	66,698	70,595	65,411
Depreciation and amortization	33,744	34,802	34,422
Direct property management and service companies expenses	13,019	12,458	18,812
Painting services	4,764	2,809	1,792
General and administrative	7,771	6,084	7,016
Total expenses	125,996	126,748	127,453
Operating income	34,403	28,702	33,522
Interest income	314	160	329
Interest expense	(40,334)	(40,759)	(40,841)
(Loss) income before gain on disposition of properties and land, net, equity in net loss of joint ventures, gain on sale of partnership interest,
minority interest and income from discontinued operations	(5,617)	(11,897)	(6,990)
Gain on disposition of properties and land, net	-	-	227
Equity in net loss of joint ventures	(923)	(1,157)	(1,627)
Gain on sale of partnership interest	-	1,314	-
Minority interest in operating partnership	(63)	(75)	(324)
(Loss) income from continuing operations	(6,603)	(11,815)	(8,714)
Income from discontinued operations:
Operating income	245	902	533
Gain on disposition of properties, net	9,682	-	9,660
Income from discontinued operations	9,927	902	10,193
Net income (loss)	3,324	(10,913)	1,479
Preferred share dividends	(5,805)	(5,484)	(5,485)
Net (loss) income applicable to common shares	$ (2,481)	$ (16,397)	$ (4,006)

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common shares	(.64)	(.89)	(.73)
Income from discontinued operations	.51	.04	.52
Net (loss) income applicable to common shares	$ (.13)	$ (.85)	$ (.21)

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common shares	(.64)	(.89)	(.73)
Income from discontinued operations	.51	.04	.52
Net (loss) income applicable to common shares	$ (.13)	$ (.85)	$ (.21)

Dividends declared per common share	$ .68	$ .68	$ .92

Weighted average number of common shares outstanding - basic	19,519	19,401	19,343
- diluted	19,519	19,401	19,343

The accompanying notes are an integral part

of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A	Class B				Accumulated
		Cumulative	Cumulative				Distributions	Accumulated
		Redeemable	Redeemable	Common Shares	Total Paid-In Capital		in Excess of	Other	Treasury
		Preferred	Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
	Total	Shares	Shares	stated value)	Capital	Compensation	Net Income	Loss	(at cost)
(In thousands, except share amounts)
Balance, December 31, 2001	$ 171,996	$ 56,250	$ -	$ 2,300	$ 279,810	$ (787)	$ (132,844)	$ (45)	$ (32,688)
Comprehensive income:
Net income	1,479	-	-	-	-	-	1,479	-	-
Other comprehensive income:
Company's portion of the unrealized gain on a derivative
instrument held at a joint venture property	45	-	-	-	-	-	-	45	-
Total comprehensive income	1,524	-	-	-	-	-	1,479	45	-
Issuance of 1,112 common shares from treasury shares	10	-	-	-	(3)	-	-	-	13
Issuance of 55,669 common shares for stock option
exercises from treasury shares	438	-	-	-	(192)	-	-	-	630
Issuance of 36,985 restricted common shares from treasury shares	-	-	-	-	(58)	(368)	-	-	426
Forfeiture of 24,730 restricted shares to treasury	3	-	-	-	(108)	256	-	-	(145)
Amortization of unearned compensation	457	-	-	-	-	457	-	-	-
Purchase of 16,589 treasury shares	(162)	-	-	-	-	-	-	-	(162)
Other	-	-	-	-	32	-	(32)	-	-
Common share dividends declared	(17,916)	-	-	-	-	-	(17,916)	-	-
Preferred share dividends declared	(5,485)	-	-	-	-	-	(5,485)	-	-
Balance, December 31, 2002	150,865	56,250	-	2,300	279,481	(442)	(154,798)	-	(31,926)
Comprehensive (loss) income-net (loss) income	(10,913)	-	-	-	-	-	(10,913)	-	-
Amortization of unearned compensation	257	-	-	-	-	257	-	-	-
Forfeiture of 6,030 restricted common shares to treasury	(1)	-	-	-	(4)	47	-	-	(44)
Issuance of 23,075 restricted common shares from treasury shares	13	-	-	-	(119)	(129)	-	-	261
Purchase of 12,790 treasury shares	(74)	-	-	-	-	-	-	-	(74)
Issuance of 850 common shares from treasury shares	6	-	-	-	(4)	-	-	-	10
Common share dividends declared	(13,241)	-	-	-	-	-	(13,241)	-	-
Preferred share dividends declared	(5,484)	-	-	-	-	-	(5,484)	-	-
Balance, December 31, 2003	121,428	56,250	-	2,300	279,354	(267)	(184,436)	-	(31,773)
Comprehensive (loss) income-net (loss) income	3,324	-	-	-	-	-	3,324	-	-
Issuance of Class B Cumulative Preferred Shares	56,793	-	58,000	-	(1,207)	-	-	-	-
Amortization of unearned compensation	318	-	-	-	-	318	-	-	-
Forfeiture of 4,083 restricted common shares to treasury	(7)	-	-	-	14	25	-	-	(46)
Issuance of 74,451 restricted common shares from treasury shares	66	-	-	-	(215)	(555)	-	-	836
Purchase of 8,862 treasury shares	(74)	-	-	-	-	-	-	-	(74)
Issuance of 113,000 common shares for stock option exercises		-	-	-	-	-	-	-	-
from treasury shares	928	-	-	-	(329)	-	-	-	1,257
Other	(21)	-	-	-	(21)	-	-	-	-
Common share dividends declared	(13,360)	-	-	-	-	-	(13,360)	-	-
Preferred share dividends declared	(5,805)	-	-	-	-	-	(5,805)	-	-
Balance, December 31, 2004	$ 163,590	$ 56,250	$ 58,000	$ 2,300	$ 277,596	$ (479)	$ (200,277)	$ -	$ (29,800)

The accompanying notes are an integral part

of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2004	2003	2002
Cash flow from operating activities:
Net income (loss)	$ 3,324	$ (10,913)	$ 1,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,754	34,828	34,773
Loss on fixed asset replacements write-off	278	347	339
Minority interest in operating partnership	63	75	324
Costs related to prepayment of debt	-	-	76
Gain on disposition of properties and land, net	(9,682)	-	(9,887)
Equity in net loss of joint ventures	923	1,157	1,627
Gain on sale of partnership interest	-	(1,314)	-
Earnings distributed from joint ventures	418	13	139
Net change in assets and liabilities:
- Accounts and notes receivable	(804)	1,644	561
- Accounts and notes receivable from affiliates and joint ventures	310	1,091	182
- Accounts payable and accrued expenses	2,720	(872)	3,211
- Other operating assets and liabilities	660	2,443	119
- Restricted cash	150	2,437	1,732
- Funds held for non-owned managed properties	675	(719)	23
- Funds held for non-owned managed properties of affiliates	146	(1,459)	(1,801)
Total adjustments	29,611	39,671	31,418
Net cash flow provided by operations	32,935	28,758	32,897
Cash flow from investing activities:
Recurring fixed asset additions	(9,011)	(9,548)	(8,462)
Revenue enhancing/non-recurring fixed asset additions	(5,450)	(4,302)	(5,753)
Acquisition/development fixed asset additions	(7,877)	-	(2,019)
Purchase of operating partnership units	-	(211)	(3,100)
Net proceeds received from sale of properties and land	9,593	-	33,894
Proceeds from sale of partnership interest	-	2,107	-
Joint venture distribution from sale proceeds	-	475	-
Capitalized costs on investment in joint venture	-	(30)	(533)
Contributions to joint ventures	-	-	(767)
Net cash flow (used for) provided by investing activities	(12,745)	(11,509)	13,260
Cash flow from financing activities:
Principal payments on secured debt	(26,294)	(11,346)	(30,956)
Payment of debt procurement costs	(53)	(54)	(97)
Proceeds from secured debt	20,000	9,346	11,089
Principal payment on Medium Term Notes	(105)	-	-
Lines of credit borrowings	59,300	47,323	58,600
Lines of credit repayments	(54,300)	(42,323)	(62,100)
Issuance of treasury shares related to exercise of stock options	928	-	438
Common share dividends paid	(13,331)	(13,241)	(19,462)
Preferred share dividends paid	(5,484)	(5,484)	(5,485)
Operating partnership distributions paid	(48)	(84)	(415)
Issuance of Class B Cumulative Redeemable Preferred Shares - net	56,793	-	-
(Purchase) issue of treasury shares - net	(74)	(74)	(33)
Net cash flow provided by (used for) financing activities	37,332	(15,937)	(48,421)
Increase (decrease) in cash and cash equivalents	57,522	1,312	(2,264)
Cash and cash equivalents, beginning of year	2,212	900	3,164
Cash and cash equivalents, end of year	$ 59,734	$ 2,212	$ 900

The accompanying notes are an integral part

of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, and consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), a subsidiary of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. The Company owns three taxable REIT subsidiaries (previously, the Company had four taxable REIT subsidiaries, however, effective December 31, 2003, the Company merged two taxable REIT subsidiaries into one), which provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies."

As of December 31, 2004, the Company owns or property manages 107 apartment communities in twelve states consisting of 23,457 units. The Company owns, either directly or through subsidiaries, or holds ownership interests in 76 of the 107 apartment communities containing 17,854 units in ten states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are Affordable Housing communities. The Company, or one of its subsidiaries, also property manages 31 communities consisting of 5,603 units. Additionally, the Company property manages one commercial property containing approximately 270,000 square feet and asset manages a 186 unit apartment community and one commercial property containing approximately 145,000 square feet. Effective February 1, 2005, the Company commenced management of two Affordable Housing properties containing 200 units for a third party owner and ceased management of a 270,000 square foot commercial property due to the sale of the property by its third party owners.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company, all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity; the Service Companies (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999), certain variable interest entities of which the Company is the primary beneficiary and holder of a majority voting interest, and an Operating Partnership structured as a DownREIT of which an aggregate 97.0% is owned by the Company as of December 31, 2004. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. The DownREIT structure enabled the Company to acquire and operate two multifamily apartments in an operating partnership entity that is separate from other properties owned by the Company. In the DownREIT structure, the limited partners contributed the two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. The operating partnership units entitle the holder to exchange their partnership units at some future time for common shares in the Company or to redeem such partnership units for cash (at the Company's option). The Company is the general partner. Additionally, the common stock of all qualified REIT subsidiaries included in the Company's consolidated financial statements is 100% owned by the Company.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

The Company follows a practice of discontinuing the depreciation of assets specifically identified by management as held for sale. There were no properties classified as held for sale at December 31, 2004 or 2003.

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

Impairment of Long-Lived Assets

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. The Company periodically classifies real estate assets as held for sale. See Note 2 for a discussion of the Company's policy regarding classification of a property as held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.

Investments in joint ventures, that are 50.0% or less owned by the Company, are presented using the equity method of accounting as the Company has the ability to exercise significant influence over, but does not have financial or operating control over such entities. Since the Company intends to fulfill its obligations as a partner in the joint ventures, the Company has recognized its share of losses and distributions in excess of its investment. The Company's investment in unconsolidated entities is periodically reviewed for other than temporary declines in market value. Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates. As of December 31, 2004, no impairment has been recorded in connection with any of the Company's investments in joint venture. For additional information concerning the Company's activity in connection with its joint venture investments, see Note 7. Also, the Company has made certain agreements with its joint venture partners to guarantee certain debt obligations at various joint venture properties that may require the Company to incur fundings above its prorata share. These guarantees are detailed in Note 10.

Deferred Leasing and Financing Costs

Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument on a straight-line basis, which approximates the effective interest method. External costs incurred in the leasing of commercial and retail space are amortized on a straight-line basis over the terms of the related lease agreements.

Intangible Assets and Goodwill

The Company analyzes its intangible assets and goodwill whenever there is an impairment indicator. Goodwill is also reviewed for impairment on an annual basis. See Note 4 for additional information related to intangible assets and goodwill.

Revenue Recognition

The Company's residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing properties are generally recognized based on rental applications that are approved by HUD.

Acquisition, management and disposition fees and other fees are recognized when the related services are performed and the earnings process is complete. Servicing fee income related to pension fund loans is recognized when earned and is included in "Property management fees and reimbursements" in the Consolidated Statements of Operations.

Rent concessions, including free rent, incurred in connection with residential property leases, are capitalized and amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenues.

Property Management

The Company is reimbursed for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. The Company is the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore records these reimbursements as revenue (included in "Property management fees and reimbursements") and as expenses (included in "Direct property management and service companies expenses"). For the years ended December 31, 2004, 2003 and 2002, the reimbursements shown as revenues were equivalent to the expenses, which were $9.2 million, $8.8 million and $13.2 million, respectively.

Advertising Costs

The Company recognizes advertising costs as expense when incurred. The total amount charged to advertising expense was $1.9 million, $2.5 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. There were no advertising costs reported as assets for the years ended December 31, 2004 and 2003.

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common stock on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of unearned compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $479,000, $267,000 and $442,000 at December 31, 2004, 2003 and 2002, respectively. If the fair value method had been applied to the stock option grants, as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net income (loss) and earnings per share at December 31 would have been as follows:

(In thousands, except per share data)	2004	2003	2002

Net income (loss)	$ 3,324	$ (10,913)	$ 1,479
Total stock compensation cost recognized	318	256	457
Total stock compensation cost had SFAS 123 been adopted	(481)	(374)	(751)
Proforma net income (loss) had SFAS 123 been adopted	$ 3,161	$ (11,031)	$ 1,185

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (2,481)	$ (16,397)	$ (4,006)
Total stock compensation cost recognized	318	256	457
Total stock compensation cost had SFAS 123 been adopted	(481)	(374)	(751)
Pro forma net (loss) income had SFAS 123 been adopted	$ (2,644)	$ (16,515)	$ (4,300)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.13)	$ (.85)	$ (.21)
Total stock compensation cost recognized	.02	.02	.03
Total stock compensation cost had SFAS 123 been adopted	(.03)	(.02)	(.04)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.14)	$ (.85)	$ (.22)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.13)	$ (.85)	$ (.21)
Total stock compensation cost recognized	.02	.02	.03
Total stock compensation cost had SFAS 123 been adopted	(.03)	(.02)	(.04)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.14)	$ (.85)	$ (.22)

Operating Partnership Minority Interest

In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, the Company issued a total of 522,032 operating partnership units ("OP units"). If and when the OP units are presented for redemption, the Company has the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on the Company's common shares. The Company charged $63,000, $75,000 and $324,000 to "Minority interest in operating partnership" in the Consolidated Statements of Operations relating to the OP unitholders allocated share of net income for the years ended December 31, 2004, 2003 and 2002, respectively. There are 93,023 OP units remaining as of December 31, 2004.

The following table identifies the number of OP units redeemed, the cash paid to redeem the units, the recorded value of the units when issued and the difference between the cash paid and the recorded value which reduced the recorded amount of the underlying real estate (in thousands, except units redeemed):

			Recorded	Reduction
	Units		Value At	in Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate

2000	19,662	$ 144	$ 436	$ 292
2001	39,314	393	929	536
2002	335,000	3,100	7,600	4,500
2003	35,033	211	800	589
2004	-	-	-	-
	429,009	$ 3,848	$ 9,765	$ 5,917

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

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Service Companies have elected to be treated as Taxable REIT Subsidiaries. Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes. The 2004, 2003 and 2002 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $5.9 million, $7.3 million, and $7.1 million, respectively, and expire during the years 2018 to 2024.

The gross deferred tax assets were $4.0 million, $4.5 million and $4.3 million at December 31, 2004, 2003 and 2002, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $154,000, $156,000 and $163,000 at December 31, 2004, 2003 and 2002, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $3.8 million, $4.3 million and $4.1 million at December 31, 2004, 2003 and 2002, respectively. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

At December 31, 2004 and 2003, the Company's net tax basis of properties exceeds the amount set forth in the Company's Consolidated Balance Sheets by $81.4 million and $100.8 million, respectively.

Reconciliation Between GAAP Net Income (Loss) and Taxable (Loss) Income

The following reconciles GAAP net income (loss) to taxable (loss) income:

(In thousands)	Year Ended December 31,
	2004	2003	2002
GAAP net income (loss)	$ 3,324	$ (10,913)	$ 1,479
Add: GAAP net (income) loss of taxable REIT
subsidiaries and minority interest in joint venture, net	(1,024)	443	1,069
GAAP net income (loss) from REIT operations (*)	2,300	(10,470)	2,548

Add: Book depreciation and amortization	35,688	36,792	34,395
Less: Tax depreciation and amortization	(28,368)	(27,906)	(26,203)
Book/tax differences on (losses) gains from
capital transactions	(4,180)	1,079	(2,606)
Other book/tax differences, net	(911)	(2,198)	(239)
Taxable income (loss) before adjustments	4,529	(2,703)	7,895
Less: Capital gains	(5,502)	-	(7,309)
Taxable (loss) income subject to dividend requirement	$ (973)	$ (2,703)	$ 586

(*) All adjustments to GAAP net income (loss) from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

(In thousands)	Year Ended December 31,
	2004	2003	2002
Cash dividends paid	$ 19,135	$ 18,725	$ 24,947
Less: Portion designated capital gain distribution	(5,502)	-	(7,309)
Less: Return of capital	(13,633)	(18,725)	(14,774)
Dividends paid deduction	$ -	$ -	$ 2,864

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2004, 2003 and 2002, as reported for income tax purposes, were as follows:

For the year ended December 31, 2004

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

2/1/2004	$ .0001	$ .1688	$ .0011	$ .0003	$ .1700
5/1/2004	.0001	.1688	.0011	.0003	.1700
8/1/2004	.0001	.1688	.0011	.0003	.1700
11/1/2004	.0001	.1688	.0011	.0003	.1700
	$ .0004	$ .6752	$ .0044	$ .0012	$ .6800

For the year ended December 31, 2003
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2003	$ -	$ .1700	$ -	$ -	$ .1700	$ -
05/1/2003	-	.1700	-	-	.1700	-
08/1/2003	-	.1700	-	-	.1700	-
11/1/2003	-	.1700	-	-	.1700	-
	$ -	$ .6800	$ -	$ -	$ .6800	$ -

For the year ended December 31, 2002
						Supplemental
		Non-Taxable	20% Rate	Unrecaptured		Information
	Ordinary	Return of	Capital	Section 1250		Qualified
Date Paid	Income	Capital	Gain	Gain	Dividends	5-Year Gain

02/1/2002	$ .0161	$ .1910	$ .0234	$ .0195	$ .2500	$ .0234
05/1/2002	.0160	.1911	.0234	.0195	.2500	.0234
08/1/2002	.0161	.1910	.0234	.0195	.2500	.0234
11/1/2002	.0160	.1911	.0235	.0194	.2500	.0235
	$ .0642	$ .7642	$ .0937	$ .0779	$ 1.0000	$ .0937

Preferred dividends of $5.8 million, $5.5 million and $5.5 million were paid for the years ended December 31, 2004, 2003 and 2002, respectively of which $5.4 million, none and $4.0 million were designated as a capital gain dividend for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its hedging strategy. Interest rate swaps designated as fair value hedges involve the payment of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2004 and 2003, such derivatives were used to hedge the changes in fair value associated with existing fixed rate loans.

As of December 31, 2004, no derivatives were designated as cash flow hedges or hedges of net investment in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. At December 31, 2004 and 2003, derivatives with a fair value of $163,000 and $867,000 were included in other assets and mortgages payable. No hedge ineffectiveness on hedges was recognized during 2004 and 2003.

The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $45,000 of net unrealized gains/losses from accumulated other comprehensive income to interest expense during 2002.

From time to time, the Company may enter into hedge agreements to minimize its exposure to interest rate risks. Following is a summary of the Company's hedge agreement activity:

On June 30, 2004, the Company terminated an interest rate swap with a notional amount of $17.2 million (which was entered into in May, 2002) as a result of the refinancing of the related fixed rate loan. The Company recorded a credit to interest expense of $270,000, $446,000 and $201,000 for the years ended December 31, 2004, 2003 and 2002, respectively, with regards to this swap.

On April 19, 2002, the Company executed an interest rate swap with a notional amount of $14.0 million (which commenced on May 15, 2002) to hedge the fair market value of a fixed rate loan. The swap amortizes monthly in accordance with the amortization of the hedged loan and expires upon the maturity date of the loan. The Company recorded a credit to interest expense of $418,000, $450,000 and $241,000 for the years ended December 31, 2004, 2003 and 2002, respectively, with regards to this swap.

On February 25, 2000, the Company executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, the Company executed termination agreements for both swaps and received termination payments totaling $3.2 million, which are being amortized over the remaining terms of the related loans (May 2007 for the $10.6 million swap and October 2007 for the $54.8 million swap). The Company recorded a credit to interest expense of $476,000 during each of the years ended December 31, 2004, 2003 and 2002 with regards to the amortization of the termination payments.

Treasury Shares

The Company records the purchase of Treasury shares at cost. From time to time, the Company may reissue these shares. When the Company reissues the shares, the Company accounts for the issuance based on the "First in, first out" method. For additional information regarding treasury shares, see Note 13.

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 which superceded the October 1995 issuance. This Statement also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. This Statement is effective July 1, 2005 for the Company. The Company is required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. For periods prior to July 1, 2005, the Company may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. Modified retrospective application may be applied either (a) to all prior years for which SFAS 123 was effective or (b) only to prior interim periods in the year of initial adoption. The Company expects that, upon adoption, it will not elect to adjust its financial statements for periods prior to the effective date. As a result of the adoption of this Statement, the Company expects to recognize compensation expense of approximately $100,000 for the year ended December 31, 2005 related to awards that have been granted on or before July 1, 2005. Awards granted after January 1, 2005, if any, would result in additional compensation cost during year ended December 31, 2005.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

2. DEVELOPMENT, ACQUISITION AND DISPOSITION ACTIVITY

Development Activity

The Company capitalizes interest costs on funds used in construction, real estate taxes and insurance costs from the commencement of development activity through the time the property is ready for leasing. During 2004, the Company had no properties in the development stage. As a result, there was no interest, real estate taxes or insurance costs capitalized during the year ended December 31, 2004. Capitalized interest, real estate taxes and insurance costs related to development projects aggregated approximately $29,000 for the year ended December 31, 2003. Construction in progress of $1.8 million and $5.5 million at December 31, 2004 and 2003, respectively, represented unfinished projects at certain of the Company's operating properties.

Acquisition Activity

On July 16, 2004, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a 288-unit multifamily community located in Orlando, Florida, which was originally developed by the Company and it former joint venture partner. The Company previously had a 24.0% ownership interest in this partnership and had accounted for its investment under the equity method of accounting. The Company paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Funding for this acquisition was derived from net proceeds received from the sale of a Market-Rate property located in Northeast Ohio. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property are included in the Company's consolidated financial statements.

Disposition Activity

The Company reports the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Real estate assets that are classified as "held for sale" are also reported as discontinued operations. The Company generally classifies properties as "held for sale" when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. The Company adopted this Statement January 1, 2002. All real estate assets sold in 2004, 2003, and 2002 have been included in discontinued operations except for the sale on January 18, 2002, which was classified as held for sale as of December 31, 2001, and therefore was not within the scope of SFAS 144. Interest expense included in "Income from discontinued operations" is limited to interest on debt that is to be assumed by the buyer or that is required to be repaid as a result of the sale of an asset included in discontinued operations. No allocation of interest expense to discontinued operations has been made for corporate debt that is not directly attributable to, or related to, other operations of the Company.

On May 10, 2004, the Company completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $10.0 million and the Company recorded a gain of $9.7 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as the Company treated this sale as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. The Company used $7.9 million of these proceeds in connection with the acquisition of Courtney Chase Apartments.

On October 17, 2003, the Company completed the sale of its partnership interest in a 252-unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of $2.1 million and a $491,000 note. The Company recorded a gain on the sale of its partnership interest of $1.3 million.

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market-Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

On January 18, 2002, the Company completed the sale of a 112-unit Market-Rate property located in Central Ohio. The property was sold for $4.0 million and the Company recorded a gain of $255,000.

In addition, during 2002, the Company sold the following four properties: Americana Apartments, Bolton Estates, Boynton Beach and Jennings Commons. The income from operations and the gain or loss from the sales of these properties are included in "Income from discontinued operations." Additionally, the income from operations for Gates Mills III, one of the properties relinquished in a nonmonetary exchange of joint venture assets, is also included in "Income from discontinued operations," as stated above. Included in the gain on disposition of properties, net, was a loss of $632,000 on the sale of the Boynton Beach property. This property was purchased in November 2000 as a 6.9 acre parcel of land for $5.2 million. The Company was developing this property as a multi-use property to include apartments, a commercial building and a marina. The Company had recorded $3.4 million of costs in developing the property and had completed and was operating the marina. The Company's internal analysis indicated that the land and marina were not impaired based upon the Company's plan to continue the development of the property on its own or with a partner and retain it as an asset held for investment. In November 2002, the Company received an unsolicited offer to purchase the property for $8.0 million. The Company accepted the offer and completed the sale on December 31, 2002, resulting in the above reported loss.

The following chart summarizes the "Income from discontinued operations" for the years ended December 31, 2004, 2003, and 2002, respectively:

	2004	2003	2002
(In thousands)
Total property revenues	$ 825	$ 2,193	$ 3,414
Total revenues	825	2,193	3,414

Property operating and maintenance expense	(570)	(1,265)	(2,051)
Real estate asset depreciation and amortization	(10)	(26)	(360)
Interest expense	-	-	(471)
Total expenses	(580)	(1,291)	(2,882)

Operating income	245	902	533
Gain on disposition of properties, net	9,682	-	9,660
Income from discontinued operations	$ 9,927	$ 902	$ 10,193

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

Restricted cash is comprised of the following:

	December 31,
	2004	2003
(In thousands)
Resident security deposits	$ 1,710	$ 1,367
Investor's escrow	177	249
Escrow of funds under self-insurance program	2,000	2,000
Escrows and reserve funds for replacements
required by mortgages	6,853	7,273
	$ 10,740	$ 10,889

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Investor's escrow represent funds held by the Company primarily for the payment of operating expenses associated with properties managed by the Company on behalf of its advisory clients. These funds are held in short term investments. Certain reserve funds for replacements are invested in a combination of money market funds and U.S. treasury bills with maturities less than 18 months.

4. GOODWILL, INTANGIBLE AND OTHER ASSETS

Goodwill

MIG Realty Advisors, Inc. In June 1998, the Company recorded goodwill in connection with the MIG Realty Advisors, Inc. merger. The goodwill was allocated fully to the Management and Service Operations Segment.

On April 19, 2004, MIG was informed by one of its advisory clients that it intended to transfer its business to another advisor. The transfer occurred on October 17, 2004, and thus, the Company no longer receives the fee revenue associated with this business.

In November 2003, the Company was informed by one of its advisory clients that it intended to sell the four commercial properties for which MIG provided asset management services. MIG manages or advises both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during 2004. Because of the sale of these investments, the Company no longer receives the asset management fee revenue associated with them.

On March 17, 2003, MIG was directed by one of its advisory clients to initiate the sale of all six of the client's real estate investments. Two of the six assets were sold in 2003, and three were sold during 2004. Because of the sale of these investments, the Company no longer receives the property and asset management fee revenue associated with them.

In addition to the annual review of goodwill completed during the three months ended March 31, 2004, the Company reviewed goodwill during the three months ended June 30, 2004 due to the above mentioned notice of transfer received on April 19, 2004. In performing this analysis, the Company uses a multiple of revenues to the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Based on its analysis, the Company determined that goodwill was not impaired as of March 31, 2004 or June 30, 2004. There were no changes to the carrying amount of goodwill during the year ended December 31, 2004. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company for the period in which it is recorded.

Intangible and Other Assets, Net

Intangible and other assets, net, consist of the following:

	December 31,
(In thousands)	2004	2003

Intangible assets	$ 681	$ 5,405
Deferred financing and leasing costs	9,210	12,534
Less: Accumulated amortization	(5,416)	(12,600)
	4,475	5,339
Prepaid expenses	4,862	4,804
Other assets	1,604	1,220
	$ 10,941	$ 11,363

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

In connection with the July 2004 property acquisition, as referenced in Note 2, the Company recorded intangible assets in the amount of $539,000 related to in place leases which will be amortized over thirteen months and $142,000 related to tenant relationships which will be amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

MIG Realty Advisors, Inc. In connection with the June 1998 MIG Realty Advisors, Inc. merger, the Company also recorded an intangible asset subject to amortization. The intangible asset has been fully amortized and therefore has a value of zero at December 31, 2004. This intangible asset represented asset advisory and property management contracts and a related deferred tax liability. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. This intangible asset was allocated fully to the Management and Service Operations Segment.

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

Information on the intangible assets are as follows (in thousands):

Asset Advisory
			and Property	Deferred
	In Place	Tenant	Management	Tax
	Leases	Relationships	Contracts	Liability
Gross carrying amount	$ 539	$ 142	$ 5,405	$ (625)
Less: Accumulated amortization	(229)	(49)	(5,093)	625
Less: Impairment write-down	-	-	(312)	-
Balance as of December 31, 2004	$ 310	$ 93	$ -	$ -

The aggregate amortization expense for the year ended December 31, 2004, 2003 and 2002 was $434,000, $312,000 and $382,000, respectively. The estimated amortization expense for the year ended December 31, 2005 is $403,000.

Deferred financing and leasing costs

Amortization expense for deferred financing and leasing costs was $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

5. GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2002, the Company recorded as general and administrative expense $686,000 in connection with the restructuring of the advisory business, including personnel severance costs and the consolidation of the accounting and reporting functions of 18 management personnel and other support personnel.

6. DEBT

The Company's mortgages payable and line of credit borrowings at December 31, 2004, consist of the following:

	December 31
(In thousands)	2004	2003

Conventional mortgage debt, maturing
at various dates to 2012	$ 545,873	$ 533,922
Federally insured mortgage debt, maturing
at various dates to 2013	1,406	4,574
Line of credit, maturing 2006	10,000	5,000
	$ 557,279	$ 543,496

Real estate assets pledged as collateral for all debt had a net book value of $645.3 million and $646.2 million at December 31, 2004 and 2003, respectively.

Conventional Mortgage Debt

On July 16, 2004, the Company recorded, as a liability, a $15.6 million loan in connection with the acquisition of its joint venture partner's interest in Courtney Chase Apartments. This loan had previously not been reflected in the Company's balance sheet as the investment in the joint venture was accounted under the equity method of accounting. This loan accrues interest at the rate of LIBOR plus 1.8% and matures on June 1, 2005 with an option to extend the maturity for two additional years. See Note 2 for further information regarding this acquisition.

On June 30, 2004, the Company prepaid a $17.2 million nonrecourse conventional loan encumbering a Market-Rate property located in Northeast Ohio with a fixed interest rate of 6.55% and obtained a new nonrecourse conventional loan secured by this same property in the amount of $20.0 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0% or 4.38% for a twelve month period. This loan matures on June 30, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. Additionally, the Company executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid loan. See "Derivative Information and Hedging Activity" in Note 1 for further information regarding the interest rate swap.

On May 1, 2003, the Company repaid a $2.7 million nonrecourse loan encumbering a Market-Rate property located in Michigan. The interest rate on this loan was 7.50%. On June 30, 2003, the Company obtained a new loan secured by this same property in the amount of $3.9 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company currently has elected to pay interest at LIBOR plus 2.0%, which was 3.14% at December 31, 2004. This loan matures on July 1, 2006 and requires payments of interest only until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. The loan that was repaid was federally insured. The new loan is a conventional loan.

On April 22, 2003, the Company repaid a $2.3 million nonrecourse loan encumbering a Market-Rate property located in Northeast Ohio. The interest rate on this loan was 9.63%. The Company incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Company's Consolidated Statements of Operations. On May 12, 2003, the Company obtained a new loan secured by this same property in the amount of $5.5 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. The Company has elected to pay interest at LIBOR plus 2.0% through May 2004. The rate at December 31, 2004 was 3.19%. This loan matures on June 1, 2006 and requires payments of only interest until maturity. The Company has two one-year options to extend this loan, each of which are conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, the Company must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above.

Conventional mortgages payable are comprised of 55 loans at December 31, 2004 and 54 loans at December 31, 2003, each of which is a project specific loan collateralized by the respective real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.67% at December 31, 2004 and 2003.

Under certain of the mortgage agreements, the Company is required to make escrow deposits for taxes, insurance and replacement of project assets.

Federally Insured Mortgage Debt

On July 21, 2004, the Company prepaid a $2.9 million 7.0% fixed rate HUD insured mortgage encumbering a Market-Rate property located in Northeast Ohio. This property now secures one of the Company's lines of credit.

On June 27, 2002, the Company prepaid a $2.7 million HUD insured mortgage. The Company incurred a prepayment penalty and wrote off unamortized costs totaling $76,000 in connection with this prepayment. The $76,000 is included in "Interest expense" in the Company's Consolidated Statements of Operations.

Federally insured mortgage debt, which encumbered one of the properties at December 31, 2004 and two of the properties at December 31, 2003, is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. These government-insured loans are nonrecourse to the Company. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments. On December 31, 2004, the federally insured mortgage had a balance of $1.4 million with a maturity date of December 1, 2013 and interest accruing at a variable rate of 3.59% at December 31, 2004. This mortgage is secured by a letter of credit which is renewed annually.

Medium-Term Notes Program

The Company repaid the remaining $105,000 Medium-Term Note (the "MTN") on December 9, 2004.

Lines of Credit

The Company has a $15.0 million line of credit, secured by one of the Company's properties, with a maturity date of July 31, 2006. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5%, or approximately 3.9% at December 31, 2004, and are currently limited to $13.6 million. At December 31, 2004 and 2003, there were $10.0 million and $5.0 million of borrowings outstanding, respectively.

The Company also has a $14.0 million line of credit. This line of credit is secured by one of the Company's properties and $1.6 million of this line of credit is reserved exclusively for derivative transactions. There were no regular borrowings outstanding under this line at December 31, 2004 and 2003. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. At December 31, 2004, a letter of credit in the amount of $184,000 had been issued against this line. The maturity date of this line was extended for one year to December 31, 2005. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option.

As of December 31, 2004, the scheduled maturities of mortgages payable and line of credit borrowings for each of the next five years and thereafter, are as follows (in thousands):

2005	$ 43,197
2006	41,641
2007	82,392
2008	41,307
2009	127,882
Thereafter	220,860
$ 557,279

Cash paid for interest was $39.2 million, $39.3 million and $40.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2004, the Company's interests in joint venture properties were as follows:

Ownership

Lakeshore Village	50.0%
Idlewylde - Phase I	49.0%
Idlewylde - Phase II	49.0%

The following tables represent summarized financial information at 100% for all joint ventures in which the Company has been an investor during the years presented.

Balance sheet data	December 31,
(In thousands)	2004	2003

Real estate, net	$ 55,962	$ 77,898
Other assets	1,476	3,266
	$ 57,438	$ 81,164

Amounts payable to the Company	$ 23	$ 152
Mortgages payable	45,770	61,769
Other liabilities	968	949
Equity	10,677	18,294
	$ 57,438	$ 81,164

Investments in joint ventures, net	$ 6,240	$ 8,727

Operating data	For the year ended December 31,
(In thousands)	2004	2003	2002

Rental revenues	$ 8,712	$ 7,520	$ 9,624
Other revenues	347	240	352
Operating and maintenance expenses	(5,257)	(4,845)	(7,098)
Depreciation and amortization	(2,776)	(2,737)	(2,178)
Interest expense	(2,866)	(2,921)	(2,993)
(Loss) income from continuing operations	(1,840)	(2,743)	(2,293)
Income (loss) from discontinued operations:
Operating income (loss)	46	(606)	(1,183)
Gain on disposition of property	-	926	-
Income (loss) from discontinued operations	46	320	(1,183)
Net (loss) income	$ (1,794)	$ (2,423)	$ (3,476)

Equity in net loss of joint ventures	$ (923)	$ (1,157)	$ (1,627)

Of the $45.8 million of mortgages payable at December 31, 2004, $41.6 million matures in 2005 and $4.2 million matures in 2031.

On July 16, 2004, the Company acquired its joint venture partner's interest in Courtney Chase Apartments, a 288-unit Market-Rate multifamily community located in Orlando, Florida, which was originally developed by the Company and its former joint venture partner. The Company previously had a 24.0% ownership interest in this partnership and had accounted for its investment under the equity method of accounting. The Company paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property are included in the Company's consolidated financial statements.

On April 17, 2003, the Company and its joint venture partner completed the sale of a 36-unit Market-Rate property located in Northeast Ohio in which the Company was a 50.0% partner. The sales price was $990,000. The Company's proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations. The Company received cash proceeds of $475,000.

On October 17, 2003, the Company completed the sale of its partnership interest in a 252-unit residential joint venture property located in Cranberry Township, Pennsylvania. The Company received cash proceeds of $2.1 million and a $491,000 note. The Company recorded a gain of $1.3 million which is shown as "Gain on sale of partnership interest" in the Company's Consolidated Statements of Operations. As a result of this sale, the Company's guarantee obligation under a $220,000 letter of credit with regards to certain construction work at this property was canceled in October 2003.

The Company received distributions of $418,000 for the year ended December 31, 2004 and $2.6 million for the year ended December 31, 2003, which includes cash received from the sale of one joint venture operating property and the sale of the Company's interest in a partnership as more fully described above. Revenues from property and asset management fees charged to joint ventures aggregated $334,000, $393,000 and $461,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

The Company capitalizes interest costs in accordance with SFAS No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" related to its investment in certain joint venture properties during their construction period. The amount of capitalized interest was approximately $942,000 and $1.1 million at December 31, 2004 and December 31, 2003, respectively. This excess of the Company's investment over its equity in the underlying net assets of the joint ventures is included in "Investment in joint ventures, net" in the Company's Consolidated Balance Sheets, and is amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 10). Rent subsidies of $597,000, $789,000 and $732,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were received by the property.

8. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

The Company provides management and other services to (and is reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which the Company's Chief Executive Officer ("CEO") and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates". The Company or one of its subsidiaries or Service Companies also provides similar services to joint venture properties.

In the normal course of business, the Company has advanced funds on behalf of affiliates and joint ventures and holds funds for the benefit of affiliates and joint ventures.

The Company holds two notes of equal amounts which are receivable from the CEO aggregating $3.4 million, both of which mature May 1, 2005. One of the notes is partially secured by 150,000 of the Company's common shares; the other note is unsecured. For the years ended December 2004 and 2003, the interest rate charged on these notes was approximately 3.3% and 3.0%, respectively.

Merit Painting Services ("Merit"), a subsidiary of the Company, was retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. JAS is owned by the son of the Company's CEO. During the years ended December 31, 2004 and 2003, $5.5 million and $1.1 million, respectively, of revenue in connection with these contracts were reported in painting services revenues in the Company's Consolidated Statements of Operations.

Summarized affiliate and joint venture transaction activity was as follows:

	For the year ended December 31,
(In thousands)	2004	2003	2002
Property management fee and other
miscellaneous service revenues	$ 918	$ 1,695	$ 2,058

Painting service revenues	5,600	415	794

Expenses incurred on behalf of and
reimbursed by (a)	1,407	3,706	5,201

Interest income on Notes due from CEO	111	100	119

(a) Primarily payroll and employee benefits, reimbursed at cost.

	December 31,
(In thousands)	2004	2003

Accounts and notes receivable from affiliates
and joint ventures:
Notes and interest receivable from CEO	$ 3,365	$ 3,358
Funds advanced	573	253
JAS Construction, Inc.	407	501
Property management fees, insurance and
miscellaneous receivables	712	1,255
Total due from affiliates and joint ventures	$ 5,057	$ 5,367

Funds held on behalf of affiliates and joint ventures	$ 2,334	$ 2,189

9. NOTEHOLDER INTEREST

The Company acquired a Noteholder Interest in connection with its IPO in 1993. The Noteholder Interest was secured by a limited partnership interest in Winchester Hills I Apartments located in Willoughby Hills, Ohio. The Company had declared the notes to be in default because of nonpayment of interest and principal. On July 16, 2004, the Company accepted a 98.99% limited partnership interest in the limited partnership that owns Winchester Hills I Apartments in full satisfaction of all obligations under the notes. In addition, a Company subsidiary acquired the remaining 1.001% general partnership interest in that limited partnership held by the President and CEO Jeffrey I. Friedman and a company controlled by him. The Company subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of Winchester Hills I Apartments if and when such sale occurs. The independent members of the Board of Directors approved the terms of the buyout. Following such transactions, the limited partnership that owns Winchester Hills I Apartments was liquidated and as a consequence title to Winchester Hills I Apartments is now wholly vested in the Company. The notes had originally been placed on the Company's books at a value of zero and no interest income had been recorded relating to the notes. The Noteholder Interest had effectively entitled the Company to all cash flow from the property, and the Company had placed the property on its books as a result of having full economic benefit and control of the property operations. Therefore, there is no effect on the Company's consolidated financial statements as a result of the transfer of the ownership interest.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company owns one property which derives part of its rental revenues from commercial tenants with noncancellable operating leases. Future minimum lease payments to be received, assuming no new or renegotiated leases, or option extensions, for each of the next five years and thereafter, are as follows (in thousands):

2005	$ 595
2006	334
2007	199
2008	131
2009	23
Thereafter	-
$ 1,282

The Company leases certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $194,000 and accumulated depreciation of $86,000 at December 31, 2004. The Company also leases certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which the Company is the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows (in thousands):

	Capital	Operating

2005	$ 47	$ 234
2006	9	163
2007	-	159
2008	-	145
2009	-	101
Thereafter	-	3,689
	56	$ 4,491
Less interest	(3)
	$ 53

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for nine properties included in the consolidated financial statements and expire at various dates from 2021 to 2086. Total revenues derived from such properties were $10.3 million, $10.2 million and $10.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. Management believes that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $692,000 and $681,000 at December 31, 2004 and 2003, respectively. With respect to such leases, the Company incurred ground rent expense of $101,000 for each of the years ended December 31, 2004, 2003 and 2002.

The Company owns one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. At December 31, 2004 and 2003, the net book value of this property was $1.0 million and $1.1 million, respectively. The property generated revenues and net income of $988,000 and $377,000 for 2004 and $943,000 and $352,000 for 2003, and $943,000 and $378,000 for 2002.

Gas Supply Contract

The Company entered into a contract to purchase gas at properties, which are either owned or managed, in Northeast Ohio. The contract term is twelve months commencing July 1, 2004, and provides for the delivery of specified quantities of gas by month. The quantities are based upon historical usage. The Company can fix the price of the gas at any time for any period in advance of delivery. Regardless of whether the price is fixed in advance or whether it is determined in the month of delivery, the price is determined based on the market-rates (NYMEX) of gas, plus a margin. Should the Company not be able to use the amounts of gas specified in the contract, the counterparty to the contract must attempt to sell the unused gas. If such efforts were unsuccessful or the gas was sold for less than the contract price, the Company would be required to pay for the unused gas or any price differential loss, as the case may be. The commitment for the specified minimum quantities to be purchased is considered to be a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. However, this derivative qualifies as a normal purchase and sale under SFAS No. 133 as it was probable at inception and it is expected throughout the term of the contract that the contract will result in physical delivery. Therefore, these contracts have not been recognized at fair value in the accompanying consolidated financial statements.

Guarantees

FASB Interpretation No. 45 "Guarantor's Accounting for Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others", requires certain disclosures regarding guarantees that the Company has issued. This Interpretation also requires recognition and measurement on a prospective basis of guarantees issued or modified after December 31, 2002. The Company adopted this Interpretation effective January 1, 2003. There were no guarantees issued or modified by the Company after December 31, 2002 other than those involving guarantees of subsidiary debt, therefore the Company had recorded no liability related to guarantees that it has issued. The Company had previously guaranteed the completion of certain improvements at the Watergate Apartments totaling approximately $7.0 million in connection with the mortgage on this property. This guaranty had been secured by a $3.5 million letter of credit. This mortgage was refinanced on June 20, 2004, and as a result, the letter of credit was subsequently canceled and the Company no longer has an obligation related to this guaranty. The Company has guaranteed the payment of 50.0% of the balance, or approximately $12.3 million at December 31, 2004, of the loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at December 31, 2004. The Company has also guaranteed the payment of 50.0% of the balance or approximately $7.8 million at December 31, 2004, of the loan in connection with the development of Courtney Chase Apartments. This loan matures June 1, 2005, with an option to extend the maturity for two additional years. On July 16, 2004, in connection with the Company's acquisition of its joint venture partner's interest in this partnership, the Company recorded this loan as a liability on its balance sheet (see Note 2 for further information).

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

The rent subsidy program provides that HUD will make monthly housing assistance payments to a Company subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable Company subsidiary. Such contracts have scheduled expiration dates between July 2005 and July 2024. HUD may abate subsidy payments if the applicable Company subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Federal rent subsidies recognized in income were $6.5 million, $6.4 million and $6.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. As discussed in Note 6, certain obligations are insured by federal mortgage insurance programs.

Legal Proceedings

The Company is subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, the Company is unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of December 31, 2004, and no accruals have been made for these matters. The Company believes that other Litigation will not have a material adverse impact on the Company after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

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

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against the Company in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification. This case arose out of the Company's Suredeposit program. This program allows cash short prospective residents to purchase a bond in lieu of paying a security deposit. The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit. Plaintiffs allege that the non-refundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act. Plaintiffs further allege that certain pet deposits and other non-refundable deposits required by the Company are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act. On or about January 15, 2004, the plaintiffs filed a motion for class certification. The Company subsequently filed a motion for summary judgment. Both motions are pending before the Court. The Company intends to vigorously defend itself against these claims.

On or about April 29, 2003, Housing Advocates, Inc., filed a lawsuit against the Company and others in the Cuyahoga County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Company's Residence at Barrington property located in Aurora, Ohio. The complaint seeks injunctive relief, damages and attorneys fees. On June 2, 2004, the Company reached a tentative settlement with the plaintiff in this litigation, the results of which did not have a material impact on the results of operations for the year ended December 31, 2004.

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

Rents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgages and notes payable with an aggregate carrying value of $557.3 million and $543.5 million at December 31, 2004 and 2003, respectively, have an estimated aggregate fair value of approximately $595.3 million and $593.9 million, respectively. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

The Company may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. The Company does not utilize these agreements for trading or speculative purposes. See Note 1 for further information concerning derivative instruments and hedging activities.

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes the non-cash investing and financing activities of the Company which are not reflected in the Consolidated Statements of Cash Flows:

	For the year ended
	December 31,
(In thousands)	2004	2003	2002
Dividends declared but not paid	$ 3,661	$ 3,311	$ 3,310
Contributions of land to joint venture, net of loss on conveyance	-	-	1,250
Adjustment for purchase of minority interest	-	589	4,500
Assumption of debt by purchaser of property	-	-	4,560
Assumption of debt in connection with the joint venture transaction	-	-	28,770
Assumption of debt in connection with operating property acquisition	15,619	-	-
Relinquishment of debt in connection with the joint venture transaction	-	-	13,878
Capital lease obligation	-	130	-
Costs related to prepayment of debt	-	339	76
Fixed asset replacement write-off	4,757	3,827	1,860

13. COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

The Company's Board of Directors ("Board") had authorized the repurchase of up to five million of the Company's common shares on the open market to be repurchased by the Company at market prices. This authorization expired during 2003 and no authorization is currently in effect. At December 31, 2004, 3,731,812 shares had been repurchased, of which 389,236 had been subsequently reissued under various share programs of the Company (See Note 16). At December 31, 2004, there were 3,342,576 Treasury Shares at an aggregate cost of $29.8 million. At December 31, 2003, there were 3,517,082 Treasury Shares at an aggregate cost of $31.8 million. The repurchases were funded primarily from operating cash flows, refinancing proceeds and proceeds received from the sale of operating properties.

Preferred Shares

The Company is authorized to issue a total of 9,000,000 Preferred Shares, designated as follows:

. 3,000,000 Class A Cumulative Preferred Shares, of which 225,000 have been designated as 9.75% Class A Cumulative Redeemable Preferred Shares and are discussed below.

. 3,000,000 Class B Cumulative Preferred Shares, of which 400,000 have been designated as Class B Series I Cumulative Preferred Shares and 232,000 have been designated as 8.70% Class B Series II Cumulative Redeemable Preferred Shares and are discussed below.

. 3,000,000 Noncumulative Preferred Shares.

8.70% Class B Series II Cumulative Redeemable Preferred Shares. In December 2004, the Company issued 2,320,000 depositary shares, each representing 1/10th of a share of the Company's 8.70% Class B Series II Cumulative Redeemable Preferred Shares, for $58.0 million and incurred costs of approximately $1.2 million related to the issuance. The liquidation preference for each Class B Preferred Share is $250.00 (equivalent to $25.00 per depositary share), plus accrued and unpaid dividends. Dividends on the Class B Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the Class B Preferred Shares are not redeemable prior to December 15, 2009. On and after December 15, 2009, the Class B Preferred Shares are redeemable for cash at the option of the Company. The net proceeds from this offering were used to redeem the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares as discussed below.

9.75% Class A Cumulative Redeemable Preferred Shares. At December 31, 2004, 2,250,000 depositary shares, each representing 1/10th of the Company's 9.75% Class A Cumulative Redeemable Preferred Shares, were outstanding. Dividends on the Class A Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of the Company's status as a REIT, the preferred shares were not redeemable prior to July 25, 2000. On January 6, 2005, the Company redeemed all of the outstanding Class A Preferred Shares for $250.00 per share plus accrued and unpaid dividends through the date of redemption. See Note 19 for additional information related to the redemption.

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

There were 2.0 million, 1.9 million and 2.4 million options to purchase common shares outstanding at December 31, 2004, 2003 and 2002, respectively. None of the options were included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss from continuing operations applicable to common shares.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

15. EMPLOYEE BENEFIT PLANS

The Company offers employees who have completed their 90-day introductory period medical, dental and life insurance benefits. Employees who have completed six months of service are eligible for the Company's educational assistance program and 401(k) plan and employees who have completed one year of service are provided with long-term disability coverage. Additionally, the Company offers a variety of supplemental benefits to employees at their own cost.

The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 25.0% of their gross wages. After one year of participation, the Company matches such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% (maximum employer contribution was 50.0% up to a maximum participant's contribution of 6.0% from February 1, 2001 through April 30, 2002). The Company recorded expense in relation to this plan of approximately $87,000, $120,000 and $205,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Supplemental Executive Retirement Plan

The Company's Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers of the Company nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for the Company to make a contribution to the account of each of the participating officers at the end of each Plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes once vested) until distribution. The account balances earn interest each year at a rate that approximates the Company's weighted average cost of capital. The Executive Compensation Committee approves the interest rate at the beginning of each year. On May 3, 2003, the Executive Compensation Committee of the Company's Board of Directors approved management's recommendation to suspend contributions to the SERP plan for the 2003 plan year. The suspension was to have no impact on existing account balances. As a result, both the December 31, 2003 SERP contribution and the January 1, 2004 interest contribution were suspended. No expense was recorded for the SERP in 2003. In December 2003, the Board of Directors approved the reinstatement of the SERP contribution for the year ended December 31, 2004 and the January 1, 2005 interest contribution.

	Supplemental Executive Retirement Plan Benefit
	for the year ending December 31,
(In thousands)	2004	2003	2002

Balance at beginning of period	$ 778	$ 778	$ 755
Service cost	82	-	81
Forfeiture of prior period service cost	-	-	(122)
Interest cost	73	-	64
Balance at end of period	$ 933	$ 778	$ 778

16. EQUITY BASED AWARD PLANS

AERC Share Option Plan

The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan. On December 31, 2004, there were 147,066 options outstanding and exercisable under this plan. These options will remain in effect according to the original terms and conditions of the plan. This plan was provided as an incentive and non-qualified stock option plan under which 543,093 of the Company's common shares had been reserved for awards of share options to eligible key employees. Options could have been granted at per share prices not less than fair market value at the date of grant and must be exercisable within ten years thereof. Option awards granted are vested in equal annual increments over no fewer than three years, beginning on the first anniversary of the date of grant.

Equity-Based Incentive Compensation Plan

The Equity-Based Incentive Compensation Plan ("the Omnibus Equity Plan"), provided for the grant to participants of options to purchase common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. This plan expired on February 20, 2005, and therefore none of the 209,674 remaining options will be granted under this plan. On December 31, 2004, there were 598,100 options outstanding and exercisable under this plan. These options will remain in effect according to the original terms and conditions of the plan. Options to purchase common shares that were granted from this plan had an option price equal to the fair market value of the common shares at the date of the grant. The rights to purchase common shares enabled a participant to purchase common shares (i) at the fair market value of such shares on the date of such grant or (ii) at 85.0% of such fair market value on such date if the grant is made in lieu of cash compensation. Under the terms of the Omnibus Equity Plan, these grants and awards may not aggregate more than 1,400,000 common shares and no participating employee may receive awards of more than 250,000 common shares during any calendar year.

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

Year 2001 Equity Incentive Plan

The Company's Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000 and operates substantially the same as the Equity-Based Incentive and Share Option Plans. The EIP, however, allows for participation by directors as well as employees, does not allow for the grant of incentive stock options and the restricted shares or options issued under the EIP consist solely of treasury shares. The total number of shares authorized for equity awards under this plan is 1,500,000.

Options Granted to Outside Directors

The Company has granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined and approved by the Board of Directors. Option awards granted vest either one year from the date of grant or three years from the date of grant.

SFAS No. 123

A summary of the status of the Company's stock options granted as of December 31, 2004, 2003 and 2002 and the changes during the year ended on these dates is presented below:

	2004		2003		2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	1,897,383	$12.31	2,353,774	$13.48	3,201,042	$12.66
Granted	240,250	9.04	-	-	42,500	10.19
Exercised	113,000	8.22	-	-	55,669	7.87
Canceled	38,634	11.54	456,391	19.10	834,099	10.52
Outstanding at end of year	1,985,999	12.17	1,897,383	12.31	2,353,774	13.48
Exercisable at end of year	888,916	15.91	1,025,055	15.00	1,305,582	17.01
Weighted average fair value of
options granted during the year	$ 1.13		$ -		$ 0.74

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model at December 31 using the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate or range	3.27%	-	3.61%
Dividend yield or range	7.55%	-	11.68%
Expected life or range	5.63 years	-	6.07 years
Expected volatility or range	29.18%	-	27.71%

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding at	Exercise	Remaining	Exercisable at	Exercise
Prices	December 31, 2004	Prices	Contract Life	December 31, 2004	Price

$7.00 to $8.70	1,184,099	$ 8.52	6.1	334,099	$ 8.16
$9.00 to $12.50	390,150	10.72	6.4	143,067	10.65
$20.25 to $24.10	411,750	24.02	2.7	411,750	24.02
$7.00 to $24.10	1,985,999	$ 12.17	5.5	888,916	$ 15.91

The following table summarizes information about restricted shares granted during the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Number of shares granted	74,451	23,075	36,985
Weighted average fair value	$ 7.21	$ 6.15	$ 9.95

17. DIRECTOR/EXECUTIVE COMPENSATION

Director's Deferred Compensation Plan

The Company's Directors' Deferred Compensation Plan was adopted by the Board of Directors on August 22, 1996. The Plan was implemented to allow persons serving as Independent Directors the option of deferring receipt of compensation otherwise payable to them by the Company for their services as Directors and to create an opportunity for appreciation of the amount deferred upon appreciation of the Company's Common Shares.

Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director. Fees for each period are credited to the deferral account as they are earned. Amounts credited to the deferral account are converted to "share units" which are valued based upon the closing price of the Company's common shares at the end of each reporting period. Each deferral account is increased when the Company pays a dividend on its commons shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. At the end of each reporting period, the total value of the deferred compensation is adjusted for increases in share units and for changes in the Company's common share price. The total amount of deferred compensation relating to this plan is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Adjustments to the total value of the Plan are reflected in "General and administrative expenses" in the Consolidated Statements of Operations. At December 31, 2004 and 2003, deferred amounts related to this plan of $799,000 and $447,000, respectively, were included in "Accounts payable and accrued expenses". The deferral account is vested at all times.

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

Annual Incentive Plan

Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. Officers are rewarded for accomplishing the Company's short-term financial objectives. In 2004 and 2003, annual incentive opportunities for the officers were linked to Property Net Operating Income, as defined. Participants' awards are paid in a combination of cash and restricted shares. There were no officer incentives earned for the period ending December 31, 2003. The Company recognized expense related to annual incentives for officers which include amortization of previously issued restricted shares granted to officers in the amount of $745,000, $121,000 and $338,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

18. SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold. The Market-Rate Multifamily Properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties which are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies." The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues for the Acquisition/Disposition, Market-Rate and Affordable Housing segments and deducting direct property management and service companies expense, and painting service expense from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered as an alternative to net income determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of the Company's financial performance, cash flow from operating activities (determined in accordance with GAAP) or as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Other real estate companies may define NOI in a different manner.

Information on the Company's segments for the years ended December 31, 2004, 2003 and 2002 is as follows:

	For the year ended December 31, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,429	$ 129,927	$ 9,830	$ 27,938	$ 169,124
Elimination of intersegment revenues	-	(318)	(15)	(8,392)	(8,725)
Consolidated revenues	1,429	129,609	9,815	19,546	160,399

Equity in net income (loss) of joint ventures	81	(834)	(170)	-	(923)

*NOI	878	68,050	5,240	2,064	76,232

Total assets	24,621	645,698	8,702	84,411	763,432

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 129,190	$ 9,439	$ 25,426	$ 164,055
Elimination of intersegment revenues	-	(297)	(20)	(8,288)	(8,605)
Consolidated revenues	-	128,893	9,419	17,138	155,450

Equity in net income (loss) of joint ventures	17	(1,102)	(72)	-	(1,157)

*NOI	39	62,551	5,155	2,003	69,748

Total assets	528	665,274	9,117	29,874	704,793

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2002
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 31	$ 129,293	$ 9,336	$ 30,689	$ 169,349
Elimination of intersegment revenues	-	(231)	(12)	(8,131)	(8,374)
Consolidated revenues	31	129,062	9,324	22,558	160,975

Equity in net loss of joint ventures	(633)	(970)	(24)	-	(1,627)

*NOI	26	68,344	5,092	1,827	75,289

Total assets	877	693,682	9,673	31,071	735,303

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income (loss) for the years ended December 31, 2004, 2003 and 2002 is as follows:

(In thousands)	2004	2003	2002

Total NOI for reporting segments	$ 76,232	$ 69,748	$ 75,289
Depreciation and amortization	(33,744)	(34,802)	(34,422)
General and administrative expense
(excluding service companies expense)	(7,771)	(6,084)	(7,016)
Interest expense	(40,334)	(40,759)	(40,841)
Gain on disposition of properties and land, net	-	-	227
Equity in net loss of joint ventures	(923)	(1,157)	(1,627)
Gain on sale of partnership interest	-	1,314	-
Minority Interest in operating partnership	(63)	(75)	(324)
Income from discontinued operations:
Operating income	245	902	533
Gain on disposition of properties, net	9,682	-	9,660
Income from discontinued operations	9,927	902	10,193
Consolidated net income (loss)	$ 3,324	$ (10,913)	$ 1,479

19. SUBSEQUENT EVENTS

Preferred Share Redemption

On January 6, 2005, the Company redeemed all of its 9.75% Class A Cumulative Redeemable Preferred Shares at a cost of $56.6 million, which includes accrued and unpaid dividends through January 6, 2005. In connection with the issuance of the 9.75% Class A Cumulative Redeemable Preferred Shares in July 1995, the Company incurred issuance costs of $2.2 million which were recorded as a reduction in shareholders' equity. In accordance with GAAP, the Company will recognize the $2.2 million of issuance costs as a reduction in net earnings to arrive at net income applicable to common shares for the three months ended March 31, 2005.

Debt

On February 1, 2005, the Company repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million that would have matured on June 1, 2006 was paid off at a discount of $330,000 that will be recorded as a reduction to interest expense in the quarter ended March 31, 2005. The Company funded the repayment by obtaining a new loan on the same property in the amount of $16.1 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. This loan matures on February 1, 2007. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property.

Dividends Declared

On December 8, 2004, the Company declared a quarterly dividend of $0.17 per common share, which was paid on February 1, 2005 to shareholders of record on January 14, 2005.

On February 15, 2005, the Company announced that a quarterly dividend of $0.54375 per Depositary Share on its 8.70% Class B Cumulative Redeemable Preferred Shares will be paid on March 15, 2005 to shareholders of record on March 1, 2005. As this is the first quarterly dividend payable on this issue, it will include in addition to the regular dividend a prorated amount of $0.03625 per Depository Share for the six-day period December 10, 2004 through and including December 15, 2004.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2004
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues as reported in Form 10-Q's	$ 39,936	$ 40,429	$ 40,573	$ -
Interest income, reclassified as a separate line item
below operating income effective	(42)	-	-	-
Revenues	39,894	40,429	40,573	39,503
Net (loss) income applicable to common shares	(2,436)	7,181	(3,816)	(3,410)
Basic earnings per share	(.13)	.37	(.20)	(.17)
Diluted earnings per share	(.13)	.37	(.20)	(.17)

	2003
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues as reported in Form 10-Q's	$ 37,696	$ 38,358	$ 39,326	$ -
Interest income, reclassified as a separate line item
below operating income effective	(43)	-	-	-
Revenues	37,653	38,358	39,326	40,113
Net (loss) income applicable to common shares	(5,353)	(5,256)	(4,947)	(841)
Basic earnings per share	(.28)	(.27)	(.26)	(.04)
Diluted earnings per share	(.28)	(.27)	(.26)	(.04)

ASSOCIATED ESTATES REALTY CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 143	$ 1,891	$ -	$ (1,794)(a)	$ 240
Valuation allowance - deferred
tax asset	4,283	(480)(b)			3,803

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	166	1,869	-	(1,892)(a)	143
Valuation allowance - deferred
tax asset	4,123	160(b)	-	-	4,283

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	124	1,343	-	(1,301)(a)	166
Valuation allowance - deferred
tax asset	3,615	508(b)	-	-	4,123

(a) Uncollectible amounts reserved for or written off.

(b) Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

S-2 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$15,542	$2,357	$21,986	$447	$2,357	$22,433	$24,790	$5,192	$19,598	5-30	September, 1995
Bay Club	3,214	129	3,621	225	129	3,846	3,975	2,078	1,897	5-30	December, 1990
Country Club Apartments	11,511	2,772	12,192	586	2,772	12,778	15,550	3,135	12,415	5-30	February, 1998
Ellet	-	-	2,175	518	-	2,693	2,693	2,208	485	5-30	January, 1978
Gates Mills Club	-	65	3,111	548	67	3,657	3,724	3,465	259	5-30	December, 1980
Hawthorne Hills Apartments	2,533	370	2,719	135	370	2,854	3,224	869	2,355	5-30	May, 1997
Hillwood I	-	-	1,445	526	-	1,971	1,971	1,668	303	5-30	June, 1976
KTC Properties	18,668	2,724	17,522	1,881	2,724	19,403	22,127	6,217	15,910	5-30	September, 1995
Mallard's Crossing	5,500	941	8,499	1,186	941	9,685	10,626	3,317	7,309	5-30	February, 1995
Portage Towers	-	388	5,609	3,403	524	8,876	9,400	7,083	2,317	5-40	May, 1973
Puritas Place	-	165	2,698	651	165	3,349	3,514	2,524	990	5-30	October, 1981
Riverview Towers	-	-	2,300	542	-	2,842	2,842	2,310	532	5-30	October, 1979
Shaker Park Gardens II	-	277	3,012	1,151	277	4,163	4,440	3,450	990	5-17	May, 1964
State Road Apartments	-	-	1,185	291	-	1,476	1,476	1,274	202	5-30	September, 1977
Statesman II	-	223	1,633	306	223	1,939	2,162	1,792	370	5-30	May, 1987
Sutliff Apartments	-	-	3,277	830	-	4,107	4,107	3,520	587	5-30	December, 1979
Tallmadge Acres	-	236	4,644	1,033	270	5,643	5,913	4,633	1,280	5-40	June, 1981
The Oaks	1,406	170	2,242	157	170	2,399	2,569	1,561	1,008	5-30	June, 1985
The Triangle	15,986	-	20,401	2,791	-	23,192	23,192	12,622	10,570	5-30	March, 1989
Twinsburg Apartments	-	-	2,834	606	-	3,440	3,440	2,765	675	5-30	July, 1979
Vantage Villa	4,543	566	4,598	428	566	5,026	5,592	1,651	3,941	5-30	October, 1995
Village at Avon	13,833	2,145	21,818	1,908	2,145	23,726	25,871	4,114	21,757	5-30	June, 1998
Village Towers	-	-	2,442	558	-	3,000	3,000	2,485	515	5-30	October, 1979
Watergate	20,000	762	3,956	16,577	762	20,533	21,295	1,293	20,002	5-30	April, 2002
West High	-	-	2,715	497	-	3,212	3,212	2,966	246	5-15	December, 1981
Westchester Townhouses	5,815	693	5,685	396	693	6,081	6,774	3,859	2,915	5-30	November, 1989
Western Reserve Village	5,203	691	6,866	119	691	6,985	7,676	1,604	6,072	5-30	August, 1996
Westlake Investment	-	559	332	786	559	1,118	1,677	1,051	626	5-30	October, 1985
Williamsburg at Greenwood Village	9,650	844	12,930	1,834	844	14,764	15,608	5,499	10,109	5-30	February, 1994
Winchester (3)	-	652	13,429	4,779	717	18,143	18,860	14,755	4,105	5-40	March, 1979

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
Arrowhead Station	$ 3,884	$ 478	$ 4,216	$ 481	$ 478	$ 4,697	$ 5,175	$ 1,631	$ 3,544	5-30	March, 1995
Bedford Commons	5,585	929	5,751	327	929	6,078	7,007	2,134	4,873	5-30	December, 1994
Bradford at Easton	13,503	2,033	16,303	658	2,033	16,961	18,994	4,468	14,526	5-30	October, 1995
Residence at Christopher Wren	10,018	1,560	13,753	1,899	1,560	15,652	17,212	5,697	11,515	5-30	March, 1994
Colony Bay East	3,221	714	4,953	295	714	5,248	5,962	1,748	4,214	5-30	February, 1995
Heathermoor	9,110	1,796	8,535	1,209	1,796	9,744	11,540	3,848	7,692	5-30	August, 1994
Kensington Grove	3,412	533	4,600	247	533	4,847	5,380	1,563	3,817	5-30	July, 1995
Lake Forest	5,948	824	6,135	407	824	6,542	7,366	2,373	4,993	5-30	July, 1994
Muirwood Village at Bennell	3,894	790	4,657	350	790	5,007	5,797	1,851	3,946	5-30	March, 1994
Oak Bend Commons Apartments	4,085	733	5,029	176	733	5,205	5,938	1,370	4,568	5-30	May, 1997
Pendleton Lakes East	7,168	1,314	8,027	728	1,314	8,755	10,069	3,149	6,920	5-30	March, 1994
Perimeter Lakes	6,063	1,265	8,647	564	1,265	9,211	10,476	2,720	7,756	5-30	Sept, 1996
Saw Mill Village	11,839	2,549	17,218	1,614	2,549	18,832	21,381	5,041	16,340	5-30	April, 1997
Sterling Park	3,131	646	3,919	204	646	4,123	4,769	1,479	3,290	5-30	August, 1994
Residence at Turnberry	8,574	869	11,567	3,255	869	14,822	15,691	5,604	10,087	5-30	March, 1994
Wyndemere	-	200	-	-	200	-	200	-	200	-	March, 1997

SOUTHERN OHIO
Remington Place	6,590	1,645	10,031	680	1,645	10,711	12,356	2,908	9,448	5-30	April, 1997

MICHIGAN
Arbor Landings	17,923	1,129	10,403	8,619	1,681	18,470	20,151	4,780	15,371	5-30	January, 1995
Aspen Lakes Apartments	3,900	742	5,501	436	742	5,937	6,679	1,736	4,943	5-30	September, 1996
Central Park Place	6,821	1,014	7,363	671	1,014	8,034	9,048	2,766	6,282	5-30	December, 1994
Country Place Apartments	4,226	768	4,181	272	768	4,453	5,221	1,463	3,758	5-30	June, 1995
Clinton Place Apartments	9,010	1,219	9,495	854	1,219	10,349	11,568	2,561	9,007	5-30	August, 1997
Georgetown Park Apartments	19,940	1,778	12,141	12,450	2,128	24,241	26,369	7,095	19,274	5-30	December, 1994
Oaks and Woods at Hampton	27,633	3,026	27,204	2,094	3,026	29,298	32,324	9,371	22,953	5-30	August, 1995
The Landings at the Preserve	6,955	1,081	7,189	385	1,081	7,574	8,655	2,430	6,225	5-30	September, 1995
Spring Brook Apartments	4,682	610	5,308	288	610	5,596	6,206	1,642	4,564	5-30	June, 1996
Spring Valley Apartments	11,362	1,433	13,462	744	1,433	14,206	15,639	3,545	12,094	5-30	October, 1997
Summer Ridge	9,385	1,251	11,194	535	1,251	11,729	12,980	3,599	9,381	5-30	April, 1996

FLORIDA
Cypress Shores	12,699	2,769	16,452	489	2,769	16,941	19,710	4,001	15,709	5-30	February, 1998
Windsor Pines	21,656	4,834	28,795	550	4,834	29,345	34,179	6,284	27,895	5-30	October, 1998
Metro West (4)	10,000	3,222	40,932	626	3,222	41,558	44,780	8,207	36,573	5-30	February, 1996
Courtney Chase	15,619	3,032	20,560	24	3,032	20,584	23,616	371	23,245

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

GEORGIA
The Falls	$ 17,462	$ 5,403	$ 23,420	$ 1,789	$ 5,403	$ 25,209	$ 30,612	$ 6,136	$ 24,476	5-30	February, 1998
Morgan Place	8,798	3,292	9,159	465	3,292	9,624	12,916	2,175	10,741	5-30	July, 1998

MARYLAND
Reflections	9,999	1,807	12,447	781	1,807	13,228	15,035	3,175	11,860	5-30	February, 1998
Annen Woods	7,275	1,389	9,069	859	1,389	9,928	11,317	2,362	8,955	5-30	July, 1998
Hampton Pointe	17,522	3,394	21,703	1,626	3,394	23,329	26,723	5,555	21,168	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	12,772	1,551	16,458	543	1,551	17,001	18,552	3,869	14,683	5-30	July, 1998

TEXAS
Fleetwood	4,651	997	5,720	225	997	5,945	6,942	1,370	5,572	5-30	July, 1998

ARIZONA
20th and Campbell	10,131	3,192	10,193	370	3,192	10,563	13,755	2,412	11,343	5-30	July, 1998

INDIANA
Residence at White River	8,550	1,064	11,631	528	1,064	12,159	13,223	3,213	10,010	5-30	February, 1997
Waterstone Apartments	16,206	1,508	22,861	608	1,508	23,469	24,977	5,842	19,135	5-30	August, 1997
Steeplechase	7,613	2,261	16,257	429	2,261	16,686	18,947	3,632	15,315	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	15,060	2,146	19,159	1,521	2,146	20,680	22,826	6,110	16,716	5-30	March, 1996

	$557,279	$92,519	$729,474	97,570	93,658	825,905	919,563	264,246	655,317

MANAGEMENT SERVICE COMPANIES				5,195	720	4,475	5,195	1,499	3,696	10-30	November, 1993
Land, Building & Improvements				$102,765	$94,378	$830,380	924,758	265,745	659,013
Furniture, Fixture & Equipment							31,863	27,438	4,425
Construction in Progress							1,830	-	1,830
GRAND TOTALS							$958,451	$293,183	$665,268

(1) Encumbrances include mortgage debt, and other obligations secured by the real estate assets.

(2) Improvements include the purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests.

(3) This property secures the Company's $14.0 million line of credit. There were no borrowings outstanding at December 31, 2004.

(4) This property secures the Company's $15.0 million line of credit. There were $10.0 million of borrowings outstanding at December 31, 2004.

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &			Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES

INVESTMENT IN WHICH AERC
HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
NORTHERN OHIO
Lakeshore Village	$ 4,185	$ 482	$ 3,862	$381	$ 482	$ 4,243	$ 4,725	$ 3,007	$ 1,718	3-30	October, 1982

INVESTMENT IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde - Phase I	16,581	3,701	19,536	240	3,701	19,776	23,477	3,026	20,451	5-30	May, 2000
Idlewylde - Phase II	25,003	4,603	31,332	76	4,603	31,408	36,011	2,701	33,310	-	October, 1998
	$41,584	$8,304	$50,868	$316	$8,304	$51,184	$59,488	$ 5,727	$53,761

Land, Building and Improvements	$45,770	$8,786	$54,730	$697	$8,786	$55,427	64,213	8,734	55,479
Furniture, Fixtures and Equipment							1,622	1,430	192
Construction in Progress							-	-	291
JOINT VENTURE GRAND TOTAL							$65,835	$ 10,164	$55,962

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

The Aggregate Cost for Federal Income Tax purposes was approximately $935.6 million and $924.6 million at December 31, 2004 and 2003, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

(In thousands)	2004	2003

Balance, beginning of period	$ 925,971	$ 916,408
Disposal of fixed assets	(5,038)	(3,825)
New acquisition properties	23,960	-
Improvements (a)	13,557	13,388
Balance, end of period	$ 958,450	$ 925,971

(a) Includes a reduction of zero in 2004 and $589,000 in 2003 related to the redemption of Operating Partnership Units. See Note 1 of the Notes to the Consolidated Financial Statements.

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

(In thousands)	2004	2003

Balance, beginning of period	$ 264,386	$ 233,350
Disposal of fixed assets	(4,524)	(3,480)
Depreciation for period	33,320	34,516
Balance, end of period	$ 293,182	$ 264,386