Form 10-Q
period 2005-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2005-05-04
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares outstanding as of April 29, 2005: 19,713,431 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2005	2004
(In thousands, except share amounts)
ASSETS
Real estate assets
Land	$ 98,390	$ 94,378
Buildings and improvements	843,495	830,380
Furniture and fixtures	32,356	31,862
	974,241	956,620
Less: accumulated depreciation	(288,483)	(293,182)
	685,758	663,438
Construction in progress	1,876	1,830
Real estate associated with property held for sale, net	10,412	-
Real estate, net	698,046	665,268
Cash and cash equivalents	2,555	59,734
Restricted cash	10,072	10,740
Accounts and notes receivable, net
Rents	723	771
Affiliates and joint ventures	5,020	5,057
Other	5,051	2,956
Investments in joint ventures, net	5,988	6,240
Goodwill	1,725	1,725
Intangible and other assets, net	12,827	10,941
Other assets associated with property held for sale, net	174	-
Total assets	$ 742,181	$ 763,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 553,013	$ 547,279
Mortgage notes payable associated with property held for sale	16,100	-
Lines of credit borrowings	7,100	10,000
Unsecured debt	25,780	-
Total debt	601,993	557,279
Accounts payable and accrued expenses	23,562	25,445
Dividends payable	3,351	3,661
Resident security deposits	4,525	4,516
Funds held on behalf of managed properties
Affiliates and joint ventures	2,195	2,334
Other	1,106	1,741
Accrued interest	2,831	2,694
Other liabilities associated with property held for sale	727	-
Commitments and contingencies (Note 10)	-	-
Total liabilities	640,290	597,670

Operating partnership minority interest	2,172	2,172
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
9.75% Class A cumulative redeemable, $250 per share liquidation
preference, 225,000 issued and outstanding at December 31, 2004	-	56,250
8.70% Class B Series II cumulative redeemable, $250 per share liquidation
preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 19,713,431 and 19,653,187 out-
standing at March 31, 2005 and December 31, 2004, respectively	2,300	2,300
Paid-in capital	279,016	277,117
Accumulated distributions in excess of accumulated net income	(210,473)	(200,277)
Less: Treasury shares, at cost, 3,282,332 and 3,342,576 shares
at March 31, 2005 and December 31, 2004, respectively	(29,124)	(29,800)
Total shareholders' equity	99,719	163,590
Total liabilities and shareholders' equity	$ 742,181	$ 763,432

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
(In thousands, except per share amounts)	2005	2004
Revenues
Rental	$ 33,215	$ 32,481
Property management fees and reimbursements	2,515	2,972
Asset management fees	82	274
Asset disposition fees	-	233
Painting services	96	1,874
Other	1,368	1,048
Total revenues	37,276	38,882
Expenses
Property operating and maintenance	17,128	15,740
Depreciation and amortization	8,591	8,014
Direct property management and service companies expenses	2,843	3,292
Painting services	120	1,442
General and administrative	2,050	1,836
Total expenses	30,732	30,324
Operating income	6,544	8,558
Interest income	113	42
Interest expense	(10,153)	(9,880)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(3,496)	(1,280)
Equity in net loss of joint ventures	(265)	(258)
Minority interest in operating partnership	(16)	(16)
(Loss) income from continuing operations	(3,777)	(1,554)
Income from discontinued operations:
Operating income	443	489
Gain on disposition of properties, net	-	-
Income from discontinued operations	443	489
Net (loss) income	(3,334)	(1,065)
Preferred share dividends	(1,346)	(1,371)
Original issuance costs related to redemption of preferred shares	(2,163)	-
Net (loss) income applicable to common shares	$ (6,843)	$ (2,436)

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common shares	$ (.37)	$ (.15)
Income from discontinued operations	.02	.02
Net (loss) income applicable to common shares	$ (.35)	$ (.13)

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common shares	$ (.37)	$ (.15)
Income from discontinued operations	.02	.02
Net (loss) income applicable to common shares	$ (.35)	$ (.13)

Dividends declared per common share	$ .17	$ .17

Weighted average number of common shares outstanding - basic	19,579	19,446
- diluted	19,579	19,446

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class A	Class B				Accumulated
		Cumulative	Cumulative				Distributions
		Redeemable	Redeemable	Common Shares	Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Preferred	(at $.10	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	Shares	stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2004	$ 163,590	$ 56,250	$ 58,000	$ 2,300	$ 277,596	$ (479)	$ (200,277)	$ (29,800)
Comprehensive (loss) income - net (loss) income	(3,334)	-	-	-	-	-	(3,334)	-
Amortization of unearned compensation	71	-	-	-	-	71	-	-
Forfeiture of 1,027 restricted common shares	(3)	-	-	-	3	5	-	(11)
Issuance of 31,412 restricted common
shares from treasury shares	106	-	-	-	(39)	(205)	-	350
Purchase of 3,941 treasury shares	(39)	-	-	-	-	-	-	(39)
Issuance of 33,800 common shares for stock
option exercises from treasury shares	277	-	-	-	(99)	-	-	376
Redemption of Class A Cumulative Redeemable
Preferred Shares	(56,250)	(56,250)	-	-	2,163	-	(2,163)	-
Common share dividends	(3,353)	-	-	-	-	-	(3,353)	-
Preferred share dividends	(1,346)	-	-	-	-	-	(1,346)	-
Balance, March 31, 2005	$ 99,719	$ -	$ 58,000	$ 2,300	$ 279,624	$ (608)	$ (210,473)	$ (29,124)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31,

(UNAUDITED)

	2005	2004
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (3,334)	$ (1,065)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,796	8,231
Loss on fixed asset replacements write-off	23	63
Discount received related to early extinguishment of debt	(330)	-
Minority interest in operating partnership	16	16
Equity in net loss of joint ventures	265	258
Earnings distributed from joint ventures	-	147
Net change in assets and liabilities:
- Accounts and notes receivable	(2,131)	(266)
- Accounts and notes receivable of affiliates and joint ventures	37	(725)
- Accounts payable and accrued expenses	(1,190)	(783)
- Other operating assets and liabilities	636	515
- Restricted cash	667	502
- Funds held for non-owned managed properties	(627)	1,993
- Funds held for non-owned managed properties of affiliates
and joint ventures	(140)	443
Total adjustments	6,022	10,394
Net cash flow provided by operations	2,688	9,329
Cash flow from investing activities:
Property acquisition expenditures	(41,669)	-
Recurring fixed asset additions	(946)	(1,170)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(92)	(1,515)
Net cash flow used for investing activities	(42,707)	(2,685)
Cash flow from financing activities:
Principal payments on mortgage notes	(32,976)	(1,616)
Proceeds from mortgage notes obtained	55,140	-
Proceeds from issuance of unsecured trust preferred securities	25,780	-
Payment of debt procurement costs	(1,158)	-
Line of credit borrowings	25,700	15,000
Line of credit repayments	(28,600)	(16,000)
Redemption of Class A preferred shares	(56,250)	-
Common share dividends paid	(3,341)	(3,314)
Preferred share dividends paid	(1,666)	(1,371)
Operating partnership distributions paid	(16)	(16)
Issuance of treasury shares related to exercise of stock options	277	871
Other (purchase) issue of treasury shares - net	(50)	(71)
Net cash flow used for financing activities	(17,160)	(6,517)
(Decrease) increase in cash and cash equivalents	(57,179)	127
Cash and cash equivalents, beginning of period	59,734	2,212
Cash and cash equivalents, end of period	$ 2,555	$ 2,339
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,351	$ 3,335
Cash paid for interest	9,857	9,818
Fixed asset replacement and other write-offs	316	1,389
Discount received related to early extinguishment of debt	330	-
Reclassification of original issuance costs related to redemption of preferred shares	2,163	-

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

Associated Estates Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. The Company and its affiliates receive certain property and asset management fees, acquisition, disposition and incentive fees, consultation fees, and mortgage servicing fees. MIG II Realty Advisors, Inc. ("MIG"), a subsidiary of the Company, is a registered investment advisor and serves as a real estate advisor to pension funds. The Company owns three taxable REIT subsidiaries that provide management and other services for the Company and third parties. These corporations are referred to herein as "Service Companies."

As of March 31, 2005, the Company owns or property manages 110 apartment communities in twelve states consisting of 23,973 units. The Company owns, either directly or through subsidiaries, or holds ownership interests in 77 of the 110 apartment communities containing 18,170 units in ten states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are Affordable Housing communities. The Company, or one of its subsidiaries, also property manages 33 communities consisting of 5,803 units. Additionally, the Company asset manages a 186-unit apartment community and one commercial property containing approximately 145,000 square feet. Effective April 1, 2005, the Company commenced management of four additional Affordable Housing properties located in Ohio containing 434 units for a third party owner.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Employee Compensation

The Company uses the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common shares on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $608,000 and $479,000 at March 31, 2005 and December 31, 2004, respectively. If the fair value method had been applied to the stock option grants as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and the Company's net (loss) income and earnings per share for the periods ended March 31, 2005 and 2004 would have been as follows:

For the three months
ended March 31,
(In thousands, except per share data)	2005	2004

Net (loss) income	$ (3,334)	$ (1,065)
Total stock compensation cost recognized	71	62
Total stock compensation cost had SFAS 123 been adopted	(121)	(87)
Proforma net (loss) income had SFAS 123 been adopted	$ (3,384)	$ (1,090)

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (6,843)	$ (2,436)
Total stock compensation cost recognized	71	62
Total stock compensation cost had SFAS 123 been adopted	(121)	(87)
Pro forma net (loss) income had SFAS 123 been adopted	$ (6,893)	$ (2,461)

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.35)	$ (.13)
Total stock compensation cost recognized	-	-
Total stock compensation cost had SFAS 123 been adopted	-	-
Pro forma net (loss) income had SFAS 123 been adopted	$ (.35)	$ (.13)

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.35)	$ (.13)
Total stock compensation cost recognized	-	-
Total stock compensation cost had SFAS 123 been adopted	-	-
Pro forma net (loss) income had SFAS 123 been adopted	$ (.35)	$ (.13)

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 which superceded the October 1995 issuance. This Statement also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. In April 2005, The Securities and Exchange Commission adopted a rule which amended the compliance dates for this Statement. Accordingly, the Company will adopt this standard effective January 1, 2006. The Company is required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. The Company may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. The Company expects that, upon adoption, it will not elect to adjust its financial statements for periods prior to the effective date. As a result of the adoption of this Statement, the Company expects to recognize compensation expense of approximately $70,000 for the year ended December 31, 2006 related to awards outstanding as of March 31, 2005.

Classification of Fixed Asset Additions

The Company considers recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value. The Company considers investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enable the Company to increase rents. The Company considers acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to the Company's portfolio.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2. ACQUISITION OF PROPERTIES

On March 9, 2005 the Company acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by a first mortgage note on the acquired property and a first mortgage note on a previously unencumbered Market-Rate property (See Note 4 for further information concerning these mortgage notes).

3. SALE OF PROPERTIES

The Company reports, as discontinued operations, the results of operations and gain/loss related to the sale of real estate assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Real estate assets that are classified as held for sale are also reported as discontinued operations. The Company generally classifies properties as held for sale when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.

The Company had classified one property as held for sale at March 31, 2005. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at March 31, 2005. The operating results for this property are included in "Discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004. Additionally, the Company had classified one property as held for sale at March 31, 2004. The operating results for this property are included in discontinued operations for the three months ended March 31, 2004. This property was sold in May 2004.

The following chart summarizes "Income from discontinued operations" for the three months ended March 31, 2005 and 2004:

	For the three months
	ended March 31,
	2005	2004
(In thousands)
Total property revenues	$ 973	$ 1,573
Total revenues	973	1,573

Property operating and maintenance expense	476	744
Real estate asset depreciation and amortization	205	217
Interest expense, net (1)	(151)	123
Total expenses	530	1,084

Operating income	443	489
Gain on disposition of properties	-	-
Income from discontinued operations	$ 443	$ 489

(1) 2005 includes a $330,000 discount received as a result of prepaying a loan. (See Note 4).

4. DEBT

Mortgage Notes Payable

On February 1, 2005, the Company repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing, both of which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million, that would have matured on June 1, 2006, was paid off at a discount of $330,000 that was recorded as a reduction to interest expense. The Company funded the repayment by obtaining a new loan on the same property in the amount of $16.1 million. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new loan. This loan matures on February 1, 2007. The Company has two one-year options to extend this loan, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property.

On March 9, 2005, the Company obtained two conventional mortgage loans in connection with the purchase of a property in Florida. One loan, secured by a property in Northeast Ohio, is in the amount of $9.9 million and matures in March 2006. The other loan, secured by the acquired Florida property, is in the amount of $29.1 million and matures in March 2007. The Company has the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time in effect on both of these loans.

On March 21, 2005, the Company repaid a $15.6 million variable rate loan which had been secured by a property in Florida.

Lines of Credit

The Company has a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $7.1 million and $10.0 million outstanding on this line of credit at March 31, 2005 and December 31, 2004, respectively. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5%.

The Company also has a $14.0 million line of credit. There were no regular borrowings outstanding under this line at March 31, 2005 or December 31, 2004. Approximately $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. Letters of credit issued against this line totaled $184,000 at March 31, 2005 and December 31, 2004. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at the Borrower's option. This line matures on December 31, 2005.

Unsecured Debt

On March 15, 2005, AERC Delaware Trust (the "Trust"), a newly formed wholly owned subsidiary, sold trust preferred securities for an aggregate amount of $25.8 million. The Company owns all of the common securities of the Trust. The Trust used the proceeds to purchase the Company's junior subordinated note due March 30, 2035, which represents all of the Trust's assets. The terms of the trust preferred securities are substantially the same as the terms of the junior subordinated note. Interest on the junior subordinate note is payable at a fixed rate equal to 7.92% per annum through the interest rate payment date in March 2015 and thereafter at a variable rate equal to LIBOR plus 3.25% per annum. The Company may redeem the junior subordinated note at par at any time on and after March 30, 2010. To the extent the Company redeems the junior subordinated note, the Trust is required to redeem a corresponding amount of trust preferred securities.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

MIG Realty Advisors, Inc. In June 1998, the Company recorded goodwill in connection with the MIG Realty Advisors, Inc. merger. The goodwill was allocated fully to the Management and Service Operations Segment.

The Company completed its annual review of goodwill during the three months ended March 31, 2005. In performing this analysis, the Company uses a multiple of revenues to the range of potential alternatives and assigns a probability of the various alternatives under consideration by management. Based on its analysis, the Company determined that goodwill was not impaired as of March 31, 2005. There were no changes to the carrying amount of goodwill during the three months ended March 31, 2005. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact the results of operations of the Company for the period in which it is recorded.

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

In connection with the March 2005 property acquisition discussed in Note 2, the Company recorded intangible assets in the amount of $975,000 related to in place leases, which will be amortized over thirteen months, and $282,000 related to tenant relationships, which will be amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

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

The Company held two notes of equal amounts payable by its Chief Executive Officer ("CEO") aggregating $3.4 million, both of which matured May 1, 2005. One of the notes was partially secured by 150,000 of the Company's common shares; the other note was unsecured. For the three months ended March 31, 2005 and 2004, the interest rate payable on these notes was approximately 4.4% and 3.1%, respectively. These notes were paid in full on April 25, 2005.

Merit Painting Services ("Merit"), a subsidiary of the Company, was retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. Work under these contracts was completed in late 2004. JAS is owned by a son of the Company's CEO. During the three months ended March 31, 2005 and 2004, $28,000 and $1.8 million, respectively, of revenue in connection with these contracts and other JAS work was reported in painting services revenues in the Company's Consolidated Statements of Operations.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months
	ended March 31,
(In thousands)	2005	2004

Property management fee and other
miscellaneous service revenues	$ 207	$ 251

Painting service revenues	58	1,845

Expenses incurred on behalf
of and reimbursed by (1)	336	414

Interest income on notes due from CEO	37	24

(1) Primarily payroll and employee benefits, reimbursed at cost.

	March 31,	December 31,
(In thousands)	2005	2004

Accounts and notes receivable from affiliates and joint ventures:
Notes and interest receivable from CEO	$ 3,367	$ 3,365
Funds advanced	626	573
JAS Construction, Inc.	-	407
Property management fees, insurance and
miscellaneous receivables	1,027	712
Total due from affiliates and joint ventures	$ 5,020	$ 5,057

Funds held on behalf of affiliates and joint ventures	$ 2,195	$ 2,334

7. SHARES

During the three months ended March 31, 2005, the Company issued 31,412 restricted common shares from treasury shares which vest in equal increments over three years from the date of grant. The Company's policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At March 31, 2005, the Company held 3,282,332 treasury shares at a cost of $29.1 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 1.9 million and 1.8 million options to purchase common shares outstanding at March 31, 2005 and 2004, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because the Company plans to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

The Company has four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. The Company has identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (the Company considers a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market-Rate properties are same store conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties that are owned by the Company, as well as to clients and properties not owned by the Company. All of the Company's segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company evaluates the performance of its reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues (including interest income) for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. The Company considers NOI to be an appropriate supplemental measure of its performance because it reflects the operating performance of its real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of the Company's financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of the Company's liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Certain other real estate companies may define NOI in a different manner.

Information on the Company's segments for the three months ended March 31, 2005 and 2004 is as follows:

	For the three months ended March 31, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,037	$ 31,099	$ 2,477	$ 5,003	$ 39,616
Elimination of intersegment revenues	-	(26)	(3)	(2,311)	(2,340)
Consolidated revenues	1,037	31,073	2,474	2,692	37,276

Equity in net loss of joint ventures	-	(243)	(22)	-	(265)

Income from discontinued operations	443	-	-	-	443

*NOI	633	15,693	1,133	(161)	17,298

Total assets	$ 76,437	$ 627,375	$ 8,450	$ 29,919	$ 742,181

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended March 31, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 31,137	$ 2,415	$ 7,375	$ 40,927
Elimination of intersegment revenues	-	(24)	(4)	(2,017)	(2,045)
Consolidated revenues	-	31,113	2,411	5,358	38,882

Equity in net income (loss)
of joint ventures	7	(229)	(36)	-	(258)

Income from discontinued operations	489	-	-	-	489

*NOI	-	16,593	1,194	663	18,450

Total assets	$ 11,873	$ 646,340	$ 8,879	$ 30,831	$ 697,923

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net (loss) income for the three months ended March 31, 2005 and 2004 is as follows:

	For the three months
	ended March 31,
(In thousands)	2005	2004

Total NOI for reportable segments	$ 17,298	$ 18,450
Depreciation and amortization	(8,591)	(8,014)
General and administrative expense	(2,050)	(1,836)
Interest expense	(10,153)	(9,880)
Equity in net loss of joint ventures	(265)	(258)
Minority interest in operating partnership	(16)	(16)
Income from discontinued operations	443	489
Consolidated net (loss) income	$ (3,334)	$ (1,065)

10. CONTINGENCIES

Legal Proceedings

The Company is subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, the Company is unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of March 31, 2005 and no accruals have been made for these matters. The Company believes that other Litigation will not have a material adverse impact on the Company after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

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

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against the Company in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification. This case arose out of the Company's Suredeposit program. This program allows cash short prospective residents to purchase a bond in lieu of paying a security deposit. The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit. Plaintiffs allege that the non-refundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act. Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by the Company are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act. On or about January 15, 2004, the plaintiffs filed a motion for class certification. The Company subsequently filed a motion for summary judgment. Both motions are pending before the Court. The Company intends to vigorously defend itself against these claims.

On or about May 21, 2004, the Ohio Civil Rights Commission filed a lawsuit against a subsidiary of the Company in the Portage County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Village of Western Reserve property located in Streetsboro, Ohio. The complaint seeks injunctive relief, damages and attorneys fees. On February 25, 2005, the Company reached a tentative settlement with the plaintiff in this litigation, the results of which did not have a material impact on the results of operations for the three months ended March 31, 2005.

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

11. GUARANTEES

The Company has guaranteed the payment of 50.0% of the balance or approximately $12.4 million at March 31, 2005, of the loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at March 31, 2005. In addition, the Company routinely guarantees mortgage debt of its wholly owned subsidiaries.

12. SUBSEQUENT EVENTS

Dividends Declared

On May 2, 2005, the Company paid a dividend of $0.17 per common share, which was declared on March 30, 2005 to shareholders of record on April 15, 2005.

Notes Receivable

On April 25, 2005, the Company's Chief Executive Officer repaid two notes of equal amounts aggregating $3.4 million which matured on May 1, 2005.

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

  risks associated with property acquisitions such as environmental liabilities, among others;

  changes in market conditions that may limit or prevent the Company from acquiring or selling properties; and

  risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of the Company's properties or the neighborhoods in which they are located.

Overview. The Company is engaged primarily in the ownership and operation of multifamily residential units. Additionally, the Company and its subsidiaries provide asset and property management services to third party owners of multifamily residential units for which the Company is paid fees. Approximately 89.0% of the Company's consolidated revenues were generated from the leasing of the owned residential units for the three months ended March 31, 2005. Approximately 90.0% of the revenues generated by the owned properties during the three months ended March 31, 2005 are related to Market-Rate properties. The operating performance of the properties and cash flows from operations, particularly the Market-Rate properties, have been impacted by low mortgage rates, which have resulted in an increase in home purchases by existing and potential apartment residents and the overall weak economy and related unemployment rates in many of the Company's principal markets.

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

2005 Expectations. The Company expects its 2005 performance to be driven by improvements in the Market-Rate portfolio. Although the Midwest markets have been slower to recover than originally expected, the Company continues to expect to increase net collected rents by 2.0% in its Midwest portfolio and 4.0% or better in all its other portfolios located outside the Midwest. The Company expects property operating margins to increase 1.0% for the year 2005 as compared to 2004. In the first quarter of 2005, operating expenses were negatively impacted by increased utility costs and an exceptionally cold winter. The Company believes that these higher than expected expenses are seasonal and not reflective of the Company's full year expectations.

Offsetting expected net operating income increases are anticipated declines in asset and property management fees, disposition fees, the net contribution from the Company's painting subsidiary and interest expense. Asset and property management fee and disposition fee reductions are attributable to the loss of certain advisory properties previously under management and associated disposition fees earned during 2004. The net contribution from the Company's painting subsidiary is expected to be approximately $1.3 million less than 2004. Painting operations have returned to a more normalized contribution as a result of certain contracts that were completed in 2004. Interest expense increases are the result of anticipated rising interest rates and its impact on the Company's floating rate debt and the issuance of the trust preferred securities in the first quarter. The Company plans to ultimately use the proceeds from the trust preferred securities to acquire properties. Furthermore, the Company plans to continue to execute its strategy of reducing its presence in the Midwest, selling properties in markets where it will not be growing or selling in markets where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide significantly greater return on equity and an increase in cash flow. Although the timing of any sales and acquisitions can influence our results, the Company does not expect this 2005 activity to materially change these results.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the three months ended March 31, 2005 and 2004, are summarized as follows:

Cash Sources (Uses):

	For the three months
	ended March 31,
(In thousands)	2005	2004

Net cash provided by operating activities	$ 2,688	$ 9,329
Net real estate and fixed asset activity	(42,707)	(2,685)
Increases (decreases) in debt - net	45,044	(2,616)
Payment of debt procurement costs	(1,158)	-
Redemption of preferred shares	(56,250)	-
Cash dividends and operating partnership
distributions paid	(5,023)	(4,701)
Exercise of stock options	277	871
Net cash from other financing activities	(50)	(71)
Cash (decrease) increase	$ (57,179)	$ 127

The Company's primary sources of liquidity are cash flow provided by operations and short term borrowings on its lines of credit. The decrease in cash provided by operations in 2005 compared to 2004 was primarily due to changes in accounts receivable and accounts payable balances, in addition to increased property operating and maintenance expenses. Property operating and maintenance expenses are expected to increase approximately 2.0% across the portfolio for 2005 when compared to 2004.

The Company obtained cash from the following additional sources during 2005:

  $55.1 million in mortgage notes obtained;

  $25.8 million in unsecured debt obtained through issuance of trust preferred securities; and

  $277,000 in proceeds related to stock option exercises.

The Company utilized cash for the following purposes during 2005:

  $56.3 million to redeem Class A preferred shares (from the funds received in December 2004 through the offering of Class B preferred shares);

  $42.7 million in acquisition, recurring and investment capital additions;

  $33.0 million reduction in mortgage notes;

  $5.0 million in dividends and distributions paid;

  $2.9 million reduction in line of credit borrowings; and

  $1.2 million in debt procurement costs paid.

At March 31, 2005, the Company had a total of $7.1 million outstanding on its two secured lines of credit, and outstanding letters of credit of $184,000 leaving $20.1 million available for additional borrowings. The amount available for borrowing on the $15.0 million line of credit is based upon the operating performance for the previous twelve months of the property that secures this line of credit. At March 31, 2005, the entire $15 million was available for borrowing, less the $7.1 million outstanding balance.

In April 2005, the Company's Chief Executive Officer repaid two notes totaling $3.4 million, which were scheduled to mature May 1, 2005.

In October 2005, $13.7 million in variable rate mortgage notes will mature. The Company anticipates that it will be able to replace these notes with similar debt upon maturity.

The Company anticipates commitments of approximately $13.2 million for recurring, investment/ revenue enhancing and non-recurring capital expenditures for the remainder of 2005. These commitments are expected to be funded from cash flow provided by operating activities and borrowings on the Company's lines of credit.

On March 30, 2005, the Company declared a dividend of $0.17 per common share which was paid on May 2, 2005 to shareholders of record on April 15, 2005. The Company anticipates that it will continue paying quarterly dividends and that it will sustain its current dividend rate for the remainder of 2005.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares. The Company intends to reinvest the net proceeds from any future sales of operating properties in newly acquired properties.

The Company anticipates that it will meet its liquidity requirements for the remainder of 2005 generally through its net cash provided by operations. The Company believes that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily the lines of credit), unsecured borrowings and property sales' proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Guarantees. The Company has guaranteed the payment of 50.0% of the balance or approximately $12.4 million at March 31, 2005, of the loan in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia which was developed by the Company and its pension fund joint venture partner. This loan matures December 10, 2005. The Company has recorded no liability in relation to this guarantee at March 31, 2005. In addition, the Company routinely guarantees mortgage debt of its wholly owned subsidiaries.

Off-Balance Sheet Investments and Financing Commitments. At March 31, 2005, the Company had investments in two joint ventures that own a total of three multifamily apartment communities. The operations of these properties are similar to the operations of the Company's wholly owned portfolio. These investments enable the Company to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises influence, but does not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Company has one guarantee obligation related to its joint ventures, which was previously discussed under Guarantees. Additionally, all of the joint ventures were encumbered by debt at March 31, 2005. The Company's proportionate share of this debt was $22.4 million. Two of these mortgage notes mature in 2005, of which the Company's proportionate share is $20.3 million. These notes are secured by two properties located in Atlanta, Georgia. The Company and its joint venture partner intend to refinance the notes with a single note and operate the properties as a single property.

Acquisitions. On March 9, 2005, the Company acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by a $29.1 million first mortgage note on the acquired property and funds provided by a $9.9 million first mortgage note on a Market-Rate property that was previously unencumbered.

Dispositions. The Company has classified one property as held for sale at March 31, 2005. The Company tested this property under SFAS 144 and determined that the property is not impaired. The sale of this property is anticipated to occur during the third quarter of 2005. The results of operations for this property are included in "Income from discontinued operations" for all periods presented.

The Company has also entered into contracts to sell an Affordable Housing property located in Northeast Ohio and a Market-Rate property located in Phoenix, Arizona.

Management and Service Operations. The Company had previously been notified by two of its advised clients that they intended to sell certain properties that are managed by the Company. At March 31, 2005, all but two of these properties had been sold. The sale date for the two remaining properties is uncertain at this time as the Company will attempt to close the sale of such assets when market conditions are optimal. Upon the sale of these assets, the Company will no longer receive the property and asset management fee revenue associated with them. For the three months ended March 31, 2005, the Company recorded fees of $103,000 in connection with these two properties. The Company expects to receive a disposition fee upon the completion of the sale of one of these properties.

Effective April 1, 2005, the Company entered into property management contracts for four additional Affordable Housing properties with a total of 434 units located in Ohio owned by an unrelated third party. The Company anticipates a total of approximately $180,000 in annual fee revenue related to these properties.

In February 2005, the Company entered into property management contracts for two properties totaling 200 units located in Florida owned by an unrelated third party. The Company anticipates a total of approximately $56,000 in annual fee revenue related to these properties.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

In the following discussion, Market-Rate properties refers to the Same Store Market-Rate property portfolio. Market-Rate properties represent 59 wholly owned properties. Affordable Housing represents 12 properties subject to HUD regulations. Acquired/Disposed properties represent the properties acquired in July 2004 and March 2005 as well as the property classified as held for sale.

Overall, the net loss from continuing operations increased $2.2 million in 2005. This increase was primarily attributable to an increase in property operating and maintenance expenses, a decrease in the net of painting services revenue less related painting services expenses, an increase in depreciation and amortization expenses and a decrease in asset management and asset disposition fees. These were partially offset by an increase in rental revenues during 2005.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004:

	Increase (decrease)
	when comparing the
	three months ended
	March 31, 2005 to
	March 31, 2004
(Amounts in thousands)
Rental revenue	$ 734	2.3%
Property management fees and reimbursements	(457)	(15.4)%
Asset management fees	(192)	(70.1)%
Asset disposition fees	(233)	(100.0)%
Painting services revenues	(1,778)	(94.9)%
Other revenues	320	30.5%
Property operating and maintenance expenses:
Repairs and maintenance	322	12.5%
Real estate taxes and insurance	391	9.1%
Utilities	380	14.1%
Personnel	335	7.8%
Property operating and maintenance expenses	1,388	8.8%
Depreciation and amortization	577	7.2%
Painting services expenses	(1,322)	(91.7)%
Interest expense	273	2.8%

Total revenues	(1,606)	(4.1)%
Total expenses	408	1.4%
(Loss) income from continuing operations	(2,223)	(143.1)%

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. The Company measures these factors using indicators such as average economic occupancy (potential rent less vacancies and concessions divided by potential rent), physical occupancy (number of units occupied divided by total number of units at the end of the period), and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31, 2005
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisition Properties	90.1%	97.0%	$936
Market-Rate	81.6%	92.5%	$665
Affordable Housing	99.6%	99.4%	$636

	For the three months ended March 31, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisition Properties	N/A	N/A	N/A
Market-Rate	85.4%	91.7%	$666
Affordable Housing	98.8%	99.1%	$624

Rental revenue increased $734,000 during 2005 primarily as a result of contributions of approximately $1.0 million by the property acquired in July 2004 and the property acquired in March 2005. These contributions were partially offset by a decrease of approximately $308,000 from the Market-Rate segment. The decrease in the Market-Rate segment was primarily a result of increased concessions of $250,000 in 2005 in an effort to maintain physical occupancy.

Fees. The management and service operations recognized a reduction in property management fees and reimbursements, asset management fees and asset disposition fees in 2005 compared to 2004. The decrease in asset management fees was due to the reduction in the number of properties that the Company asset manages for clients. During 2004, four managed properties were sold, one property was transferred to another advisor, and the Company purchased its joint venture partners' share of one property. As a result, there were no fees earned in 2005 related to these properties. Asset disposition fees were recognized in 2004 related to the sale of two of these properties. There were no disposition fees recognized in 2005. The reduction in property management fees and reimbursements was primarily due to a decrease in payroll reimbursements from third party managed properties. This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in direct property management expenses.

Painting Services Revenues and Expenses. Painting services revenues and expense both decreased during 2005 primarily as a result of the completion in 2004 of rehabilitation contracts that were entered into by the Company's subsidiary, Merit Painting Services.

Other revenue. In 2004, the Company began including a refuse reimbursement program in tenant leases. The Company recognized $273,000 related to this program during the three months ended March 31, 2005. There was no revenue related to this program recognized during the same period in 2004. The Company anticipates that this revenue will increase during the second and third quarters of 2005 as new leases are signed, and level off in the fourth quarter and thereafter.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased during 2005 primarily as a result of increases in real estate tax expense, utilities expense, personnel expense, and repair and maintenance expense. Real estate taxes increased primarily due to an increase in estimated taxes and a decrease in prior year tax refunds in 2005 compared to 2004. Utilities increased primarily due to increased consumption and cost per unit of natural gas in 2005 compared to 2004. The increase in personnel expense was primarily due to salary increases and benefit costs. Repairs and maintenance expenses increased during 2005 primarily due to increases in unit painting costs and snow removal.

Index

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased during 2005 primarily as a result of the acquisition of one property in July 2004 and one property in March 2005, and the completion of major renovation work at one of the Company's properties in late 2004.

Interest expense. Interest expense increased in 2005 primarily as a result of $270,000 in interest expense on debt related to the two acquired properties (acquired in March 2005 and July 2004).

Equity in Net Loss of Joint Ventures. The following table presents the historical statements of operations of the Company's beneficial interest in the operations of the joint ventures for the three months ended March 31, 2005 and 2004:

	For the three months
	ended March 31,
(In thousands)	2005	2004

Beneficial interests in joint venture operations
Rental revenue	$ 858	$ 1,054
Cost of operations	513	596
	345	458
Interest income	-	-
Interest expense	(311)	(363)
Depreciation	(291)	(335)
Amortization	(8)	(21)
Loss from continuing operations	(265)	(261)
Income from discontinued operations	-	3
Net (loss) income	$ (265)	$ (258)

It should be noted that 2004 includes the results of a property in which the Company was a 24.0% partner. The Company purchased the 100% interest in this property in July 2004; therefore, the results are included in the Company's Consolidated Financial Statements in 2005.

Income from Discontinued Operations. Included in discontinued operations for the three months ended March 31, 2005 and 2004, is the operating results of a property which was classified as held for sale at March 31, 2005. Additionally, the Company had classified one property as held for sale at March 31, 2004. The operating results for this property are included in discontinued operations for the three months ended March 31, 2004. This property was sold in May 2004. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. The Company's involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. The Company occasionally uses derivative instruments to manage their exposure to interest rates. See the Company's Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of its interest rate sensitive assets and liabilities. As of March 31, 2005, the fair market value of the Company's fixed rate debt increased approximately $24.3 million or 4.8%, primarily as a result of an increase in fixed rate debt which was partially offset by a reduction to the fair market value of existing fixed rate debt related to an increase in interest rates since December 31, 2004.

Index

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the first quarter of 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities For the Three Months Ended March 31, 2005

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
		Average	As Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced	Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

January 1 through
January 31	1,000	$ 9.86	-	-
February 1 through
February 28	2,714	$ 9.84	-	-
March 1 through
March 31	227	$ 9.90	-	-
Total	3,941	$ 9.85	-	-

The Company does not currently have an authorization in effect from the Board of Directors to purchase its common shares on the open market. The Company does, however, have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares to the Company equal in value on the day of vesting to the amount of taxes due. Such shares were the only shares purchased by the Company during the three months ended March 31, 2005.

ITEM 6. EXHIBITS

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

Certain of the Registrant's assets are subject to mortgage obligations each of which individually relates to indebtedness totaling less than 10.0% of the total assets of the Registrant. The Registrant hereby agrees to furnish a copy of such agreements to the Commission upon its request.

The Registrant issued unsecured debt in the form of Trust Preferred Securities on March 15, 2005 in a private placement in an amount less than 10.0% of the total assets of the Registrant. The Registrant hereby agrees to furnish a copy of the Purchase Agreement dated March 15, 2005 between Associated Estates Realty Corporation, AERC Delaware Trust and Taberna Preferred Funding 1, Ltd. and a specimen Preferred Securities Certificate to the Commission upon its request.

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.6	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.7	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.8	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.9	Partnership Interests Purchase Agreement dated July 17, 2004 by and among Jeffrey I. Friedman and JIFCO, an Ohio Corporation and Winchester, Inc., an Ohio Corporation	Exhibit 10.21 to Form 10-K filed February 25, 2005.

10.10	Year 2000 Equity Incentive Plan.	Exhibit 10.22 to Form 10-Q filed May 15, 2001.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act	Exhibit 32 to Form 10-Q filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 4, 2005	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer