Form 10-Q
period 2005-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2005-08-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares outstanding as of July 29, 2005: 19,722,912 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share amounts)	2005	2004
ASSETS
Real estate assets
Land	$ 95,195	$ 94,378
Buildings and improvements	834,308	830,380
Furniture and fixtures	32,267	31,862
	961,770	956,620
Less: accumulated depreciation	(293,136)	(293,182)
	668,634	663,438
Construction in progress	1,106	1,830
Real estate associated with property held for sale, net	10,413	-
Real estate, net	680,153	665,268
Cash and cash equivalents	2,272	59,734
Restricted cash	16,140	10,740
Accounts and notes receivable, net
Rents	1,135	771
Affiliates and joint ventures	1,388	5,057
Other	3,696	2,956
Investments in joint ventures, net	6,039	6,240
Goodwill	1,725	1,725
Intangible and other assets, net	10,013	10,941
Other assets associated with property held for sale, net	261	-
Total assets	$ 722,822	$ 763,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 541,457	$ 547,279
Mortgage notes payable associated with property held for sale	16,100	-
Lines of credit borrowings	3,000	10,000
Unsecured debt	25,780	-
Total debt	586,337	557,279
Accounts payable, accrued expenses and other liabilities	23,948	25,445
Dividends payable	3,353	3,661
Resident security deposits	4,531	4,516
Funds held on behalf of managed properties
Affiliates and joint ventures	2,102	2,334
Other	945	1,741
Accrued interest	2,597	2,694
Other liabilities associated with property held for sale	778	-
Commitments and contingencies (Note 11)	-	-
Total liabilities	624,591	597,670

Operating partnership minority interest	2,172	2,172
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
9.75% Class A cumulative redeemable, $250 per share liquidation
preference, 225,000 issued and outstanding at December 31, 2004	-	56,250
8.70% Class B Series II cumulative redeemable, $250 per share liquidation
preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 19,723,842 and 19,653,187
outstanding at June 30, 2005 and December 31, 2004, respectively	2,300	2,300
Paid-in capital	279,025	277,117
Accumulated distributions in excess of accumulated net income	(214,258)	(200,277)
Less: Treasury shares, at cost, 3,272,851 and 3,342,576 shares
at June 30, 2005 and December 31, 2004, respectively	(29,008)	(29,800)
Total shareholders' equity	96,059	163,590
Total liabilities and shareholders' equity	$ 722,822	$ 763,432

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Revenues
Rental	$ 34,462	$ 32,450	$ 67,279	$ 64,525
Property management fees and reimbursements	2,784	2,725	5,298	5,698
Asset management fees	110	250	192	523
Asset disposition fees	-	-	-	233
Painting services	97	2,445	193	4,319
Other	1, 766	1,113	3,118	2,150
Total revenues	39,219	38,983	76,080	77,448
Expenses
Property operating and maintenance	17,480	15,815	34,395	31,362
Depreciation and amortization	8,920	8,038	17,408	15,948
Direct property management and service companies expenses	3,178	3,030	6,021	6,323
Painting services	181	1,784	301	3,226
General and administrative	2,091	1,879	4,141	3,714
Total expenses	31,850	30,546	62,266	60,573
Operating income	7,369	8,437	13,814	16,875
Interest income	73	53	186	95
Interest expense	(10,726)	(9,651)	(20,665)	(19,353)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(3,284)	(1,161)	(6,665)	(2,383)
Equity in net loss of joint ventures	(235)	(168)	(500)	(426)
Minority interest in operating partnership	(16)	(16)	(32)	(32)
(Loss) income from continuing operations	(3,535)	(1,345)	(7,197)	(2,841)
Income from discontinued operations:
Operating income	333	215	660	646
Gain on disposition of properties, net	4,032	9,682	4,032	9,682
Income from discontinued operations	4,365	9,897	4,692	10,328
Net income (loss)	830	8,552	(2,505)	7,487
Preferred share dividends	(1,262)	(1,371)	(2,607)	(2,742)
Original issuance costs related to redemption of preferred shares	-	-	(2,163)	-
Net (loss) income applicable to common shares	$ (432)	$ 7,181	$ (7,275)	$ 4,745

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common shares	$ (.24)	$ (.14)	$ (.61)	$ (.29)
Income from discontinued operations	.22	.51	.24	.53
Net (loss) income applicable to common shares	$ (.02)	$ .37	$ (.37)	$ .24

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common shares	$ (.24)	$ (.14)	$ (.61)	$ (.29)
Income from discontinued operations	.22	.51	.24	.53
Net (loss) income applicable to common shares	$ (.02)	$ .37	$ (.37)	$ .24

Dividends declared per common share	$ .17	$ .17	$ .34	$ .34

Weighted average number of common shares outstanding - basic	19,598	19,538	19,585	19,404
- diluted	19,598	19,538	19,585	19,404

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class A	Class B				Accumulated
		Cumulative	Cumulative				Distributions
		Redeemable	Redeemable	Common Shares	Total Paid-in Capital		In Excess Of	Treasury
		Preferred	Preferred	(at $.10	Paid-In	Unearned	Accumulated	Shares
(In thousands, except share amounts)	Total	Shares	Shares	stated value)	Capital	Compensation	Net Income	(at cost)

Balance, December 31, 2004	$ 163,590	$ 56,250	$ 58,000	$ 2,300	$ 277,596	$ (479)	$ (200,277)	$ (29,800)
Comprehensive (loss) income - net (loss) income	(2,505)	-	-	-	-	-	(2,505)	-
Amortization of unearned compensation	144	-	-	-	-	144	-	-
Forfeiture of 2,456 restricted common shares	(13)	-	-	-	5	9	-	(27)
Issuance of 38,660 restricted common
shares from treasury shares	118	-	-	-	(48)	(264)	-	430
Purchase of 4,349 treasury shares	(43)	-	-	-	-	-	-	(43)
Issuance of 38,800 common shares for stock
option exercises from treasury shares	317	-	-	-	(115)	-	-	432
Adjustment to December 2004 issuance of 8.7% Class B
Series II Cumulative Redeemable Preferred Shares	14	-	-	-	14	-	-	-
Redemption of Class A Cumulative Redeemable
Preferred Shares	(56,250)	(56,250)	-	-	2,163	-	(2,163)	-
Common share dividends	(6,706)	-	-	-	-	-	(6,706)	-
Preferred share dividends	(2,607)	-	-	-	-	-	(2,607)	-
Balance, June 30, 2005	$ 96,059	$ -	$ 58,000	$ 2,300	$ 279,615	$ (590)	$ (214,258)	$ (29,008)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30,

(UNAUDITED)

	2005	2004
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (2,505)	$ 7,487
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	17,819	16,581
Loss on fixed asset replacements write-off	50	127
Gain on disposition of properties	(4,032)	(9,682)
Discount received related to early extinguishment of debt	(330)	-
Minority interest in operating partnership	32	32
Equity in net loss of joint ventures	500	426
Earnings distributed from joint ventures	-	341
Net change in assets and liabilities:
- Accounts and notes receivable	(1,529)	(767)
- Accounts and notes receivable of affiliates and joint ventures	3,669	(1,601)
- Accounts payable and accrued expenses	(588)	1,857
- Other operating assets and liabilities	2,816	1,236
- Restricted cash	(323)	(417)
- Funds held for non-owned managed properties	(787)	617
- Funds held for non-owned managed properties of affiliates and joint ventures	(232)	719
Total adjustments	17,065	9,469
Net cash flow provided by operations	14,560	16,956
Cash flow from investing activities:
Property acquisition expenditures	(41,670)	-
Recurring fixed asset additions	(2,692)	(3,018)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(299)	(2,304)
Proceeds from disposition of operating property	5,077	9,593
Deposit of sale proceeds to escrow account	(5,077)	(9,593)
Net cash flow used for investing activities	(44,661)	(5,322)
Cash flow from financing activities:
Principal payments on mortgage notes	(34,467)	(20,257)
Proceeds from mortgage notes obtained	55,140	19,947
Proceeds from issuance of unsecured trust preferred securities	25,780	-
Payment of debt procurement costs	(1,158)	-
Line of credit borrowings	29,700	21,000
Line of credit repayments	(36,700)	(24,000)
Redemption of Class A preferred shares	(56,250)	-
Common share dividends paid	(6,694)	(6,650)
Preferred share dividends paid	(2,927)	(2,742)
Operating partnership distributions paid	(32)	(32)
Issuance of treasury shares related to exercise of stock options	317	871
Other (purchase) issue of treasury shares - net	(70)	(74)
Net cash flow used for financing activities	(27,361)	(11,937)
Decrease in cash and cash equivalents	(57,462)	(303)
Cash and cash equivalents, beginning of period	59,734	2,212
Cash and cash equivalents, end of period	$ 2,272	$ 1,909
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,353	$ 3,339
Cash paid for interest	20,388	19,615
Fixed asset replacement and other write-offs	1,359	1,035
Discount received related to early extinguishment of debt	330	-
Reclassification of original issuance costs related to redemption of preferred shares	2,163	-
Relinquishment of debt related to property disposition	10,065	-

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Except as the context otherwise requires, all references to "we", "our", "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation and its consolidated subsidiaries, including MIG II Realty Advisors, Inc. ("MIG").

Business

We are a self-administered and self-managed equity real estate investment trust ("REIT") that specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. We receive certain property and asset management fees, acquisition, disposition and incentive fees, consultation fees, and mortgage servicing fees. MIG is a registered investment advisor and serves as a real estate advisor to pension funds. We own three taxable REIT subsidiaries (the "Service Companies") that provide management and other services to us and to third parties.

As of June 30, 2005, we owned or property managed 113 apartment communities in eleven states consisting of 24,203 units. We own, either directly or indirectly through subsidiaries, 73 of these 113 apartment communities containing 17,015 units in nine states, 12 of which are Affordable Housing communities. In addition, we hold joint venture interest in three of the 113 apartment communities containing 951 units in two states, one of which is an Affordable Housing community. We also property manage 37 communities consisting of 6,237 units. Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Employee Compensation

We use the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, we do not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common shares on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $590,000 and $479,000 at June 30, 2005 and December 31, 2004, respectively. If the fair value method had been applied to the stock option grants as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and our net income (loss) and earnings per share for the periods ended June 30, 2005 and 2004 would have been as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income (loss)	$ 830	$ 8,552	$ (2,505)	$ 7,487
Total stock compensation cost recognized	73	74	144	136
Total stock compensation cost had SFAS 123 been adopted	(123)	(108)	(244)	(195)
Proforma net income (loss) had SFAS 123 been adopted	$ 780	$ 8,518	$ (2,605)	$ 7,428

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (432)	$ 7,181	$ (7,275)	$ 4,745
Total stock compensation cost recognized	73	74	144	136
Total stock compensation cost had SFAS 123 been adopted	(123)	(108)	(244)	(195)
Pro forma net (loss) income had SFAS 123 been adopted	$ (482)	$ 7,147	(7,375)	$ 4,686

(Loss) income per common share - Basic
Net (loss) income as reported	$ (.02)	$ .37	$ (.37)	$ .24
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	-	-	(.01)	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.02)	$ .37	$ (.37)	$ .24

(Loss) income per common share - Diluted
Net (loss) income as reported	$ (.02)	$ .37	$ (.37)	$ .24
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	-	-	(.01)	(.01)
Pro forma net (loss) income had SFAS 123 been adopted	$ (.02)	$ .37	$ (.37)	$ .24

Derivative Instruments and Hedging Activity

On June 30, 2004, we terminated a reverse interest rate swap that had a notional amount of $17.2 million. We received a termination payment of $36,000, which was recorded as a reduction to interest expense since the fixed rate mortgage note on which the swap was executed was prepaid on June 30, 2004. See Note 4 for further information regarding the prepayment of the fixed rate note.

In February 2000, we executed an interest rate swap with a notional amount of $10.6 million to hedge the fair market value of a fixed rate mortgage note. In December 2000, we executed a termination agreement for the swap and received a termination payment of $512,000. The termination payment was being amortized over the remaining life of the note as a reduction to interest expense. In connection with the June 29, 2005 property sale, as discussed in Note 3, this note was assumed by the buyer. As a result, we recorded a reduction to interest expense in discontinued operations in June 2005 of $144,000 which represented the remaining balance of the termination payment received in December 2000.

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 which superceded the October 1995 issuance. This Statement also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. In April 2005, The Securities and Exchange Commission adopted a rule which amended the compliance dates for this Statement. Accordingly, we will adopt this standard effective January 1, 2006. We are required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. We may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. We expect that, upon adoption, we will not elect to adjust our financial statements for periods prior to the effective date. Based on our assessment of the additional compensation expense related to the adoption of this Statement, we do not anticipate that it will have a material impact on our financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights." The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership, should consolidate a limited partnership unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We will adopt EITF 04-5 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-5 will not have an impact on our financial condition or results of operations.

Classification of Fixed Asset Additions

We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value. We consider investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enables us to increase rents. We consider acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to our portfolio.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2. ACQUISITION OF PROPERTIES

On March 9, 2005, we acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by mortgage financing on the acquired property and on a previously unencumbered Market-Rate property. See Note 4 for further information concerning these mortgage notes.

3. SALE OF PROPERTIES

We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Real estate assets that are classified as held for sale are also reported as discontinued operations. We generally classify properties as held for sale when all significant contingencies surrounding the closing have been resolved. In many transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.

We classified one property as held for sale at June 30, 2005. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at June 30, 2005. The operating results for this property are included in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004.

On June 29, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.6 million and we recorded a gain of $4.0 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as we intend to treat this sale as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

On May 10, 2004, we completed the sale of a Market Rate property located in Northeast Ohio. The results of operations and related gain of $9.7 million are included in "Income from discontinued operations" in the Consolidated Statements of Operations.

The following chart summarizes "Income from discontinued operations" for the three and six months ended June 30, 2005 and 2004:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
(In thousands)
Property revenues	$ 1,405	$ 1,710	$ 2,793	$ 3,701

Property operating and maintenance expense	(713)	(869)	(1,402)	(1,806)
Real estate asset depreciation and amortization	(103)	(312)	(411)	(633)
Interest income	-	1	-	1
Interest expense, net (1)	(256)	(315)	(320)	(617)

Operating income	333	215	660	646
Gain on disposition of properties	4,032	9,682	4,032	9,682
Income from discontinued operations	$ 4,365	$ 9,897	$ 4,692	$ 10,328

(1) 2005 includes a $330,000 discount received as a result of prepaying a loan for the six months ended June 30 (see Note 4), and a reduction to interest expense of $144,000 related to an interest rate swap termination payment for the three and six months ended June 30 (see Note 1).

4. DEBT

Mortgage Notes Payable

On June 29, 2005, as discussed in Note 3, we completed the sale of a Market-Rate property. In connection with this sale, the $10.1 million mortgage note secured by this property was assumed by the buyer.

On March 21, 2005, we repaid a $15.6 million variable rate mortgage note which had been secured by a property in Florida.

On March 9, 2005, we obtained two conventional mortgage loans in connection with the purchase of a property in Florida. One loan, secured by a property in Northeast Ohio, matures in March 2006. The other loan, secured by the acquired Florida property, matures in March 2007. We have the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time in effect on both of these loans.

On February 1, 2005, we repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing, both of which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million, that would have matured on June 1, 2006, was paid off at a discount of $330,000 that was recorded as a reduction to interest expense. We funded the repayment by obtaining a new note on the same property in the amount of $16.1 million . We have the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new note. This note matures on February 1, 2007. We have two one-year options to extend this note, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property.

On June 30, 2004, we prepaid a $17.2 million nonrecourse conventional loan encumbering a Market-Rate property located in Northeast Ohio with a fixed interest rate of 6.55% and obtained a new nonrecourse conventional note secured by this same property in the amount of $20.0 million. We have the right to elect LIBOR plus 2.0% or the Prime Loan Rate as the interest rate from time to time on the new note. This note matures on June 30, 2006 and requires payments of interest only until maturity. We have two one-year options to extend this note, each of which is conditioned upon achieving a satisfactory debt service coverage ratio at the property. During the extension periods, we must make principal payments based upon a 20-year amortization schedule in addition to payments of interest as provided above. Additionally, we executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid note. See "Derivative Information and Hedging Activity" in Note 1 for further information regarding the interest rate swap.

Lines of Credit

We maintain a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $3.0 million and $10.0 million outstanding on this line of credit at June 30, 2005 and December 31, 2004, respectively. Borrowings under this line of credit bear interest at the rate of LIBOR plus 1.5%.

We also have a $14.0 million secured line of credit. There were no regular borrowings outstanding under this line at June 30, 2005 or December 31, 2004. Approximately $1.6 million of this line of credit is reserved exclusively for derivative transactions. The remaining $12.4 million is available for regular borrowings and letter of credit transactions. Letters of credit issued against this line totaled $53,000 at June 30, 2005 and $184,000 at December 31, 2004. Borrowings under this line of credit bear interest at either the prime rate or LIBOR plus 2.0% at our option. This line matures on December 31, 2005.

Unsecured Debt

On March 15, 2005, AERC Delaware Trust (the "Trust"), a newly formed wholly owned subsidiary, sold trust preferred securities for an aggregate amount of $25.8 million. Associated Estates Realty Corporation ("AERC") owns all of the common securities of the Trust. The Trust used the proceeds to purchase AERC's junior subordinated note due March 30, 2035, which represents all of the Trust's assets. The terms of the trust preferred securities are substantially the same as the terms of the junior subordinated note. Interest on the junior subordinate note is payable at a fixed rate equal to 7.92% per annum through the interest rate payment date in March 2015 and thereafter at a variable rate equal to LIBOR plus 3.25% per annum. AERC may redeem the junior subordinated note at par at any time on and after March 30, 2010. To the extent that AERC redeems the junior subordinated note, the Trust is required to redeem a corresponding amount of trust preferred securities.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

MIG Realty Advisors, Inc. In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger. The goodwill was allocated fully to the Management and Service Operations Segment.

We completed our annual review of goodwill during the three months ended March 31, 2005. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management. Based on this analysis, we have determined that goodwill was not impaired as of March 31, 2005. As such, there were no changes to the carrying amount of goodwill during the six months ended June 30, 2005. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

Intangible Assets

Property Acquisitions. In accordance with SFAS 141, "Business Combinations", we allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately twelve to sixteen months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates, and therefore, no allocation is made for above/below market leases.

In connection with the March 2005 property acquisition discussed in Note 2, we recorded intangible assets in the amount of $975,000 related to existing leases, which will be amortized over thirteen months, and $282,000 related to tenant relationships, which will be amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

6. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

We provide management and other services to (and are reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which our Chief Executive Officer ("CEO") and/or other related parties have varying ownership interests. The entities which own these properties, as well as other related parties, are referred to as "affiliates." We also provide similar services to joint venture properties.

In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.

We held two notes of equal amounts payable by our CEO aggregating $3.4 million, both of which were to mature on May 1, 2005. These notes were paid in full on April 25, 2005. For the six months ended June 30, 2005 and 2004, the interest rate payable on these notes was approximately 4.5% and 2.9%, respectively.

Merit Painting Services ("Merit"), a subsidiary of ours, was retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. Work under these contracts was completed in late 2004. JAS is owned by a son of our CEO. Reported revenue related to these contracts and other work performed by Merit for JAS is included in the table below.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2005	2004	2005	2004

Property management fee and other
miscellaneous service revenues	$ 232	$ 228	$ 439	$ 479

Painting service revenues related to JAS Construction	2	2,353	30	4,185
Other affiliate and joint venture painting service revenues	12	40	42	49

Expenses incurred on behalf of and reimbursed by(1)	337	499	677	913

Interest income on notes due from CEO	10	25	47	49

(1) Primarily payroll and employee benefits, reimbursed at cost.

	June 30,	December 31,
(In thousands)	2005	2004

Accounts and notes receivable from affiliates and joint ventures:
Notes and interest receivable from CEO	$ -	$ 3,365
Funds advanced	378	573
JAS Construction, Inc.	-	407
Property management fees, insurance and
miscellaneous receivables	1,010	712
Total due from affiliates and joint ventures	$ 1,388	$ 5,057

Funds held on behalf of affiliates and joint ventures	$ 2,102	$ 2,334

7. SHARES

During the six months ended June 30, 2005, we issued 32,660 restricted common shares from treasury shares which vest in equal increments over three years from the date of grant. We also issued 6,000 restricted common shares from treasury that vest in May 2008. Our policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At June 30, 2005, we held 3,272,851 treasury shares at a cost of $29.0 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 1.9 million and 1.8 million options to purchase common shares outstanding at June 30, 2005 and 2004, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

9. EQUITY BASED AWARD PLANS

At our 2005 Annual Meeting of Shareholders on May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan") to be effective immediately. The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation", as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000. Awards covering 982,643 common shares had been made under the original Plan, leaving 1,267,357 common shares available for awards under the amended and restated Plan.

10. INTERIM SEGMENT REPORTING

We have four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. We have identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% or one year following the purchase or delivery of the final units, whichever occurs first), and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market-Rate properties are same store (owned during the entirety of the comparison periods) conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties that we own, as well as to third party clients and properties. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2004. We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues (including interest income) for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from total revenues for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner.

Segment information for the three and six months ended June 30, 2005 and 2004 is as follows:

	For the three months ended June 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,891	$ 31,865	$ 2,494	$ 5,143	$ 41,393
Elimination of intersegment revenues	-	(23)	(4)	(2,147)	(2,174)
Consolidated revenues	1,891	31,842	2,490	2,996	39,219

Equity in net loss of joint ventures	-	(196)	(39)	-	(235)

Operating income from discontinued operations	333	-	-	-	333

*NOI	1,219	16,263	1,277	(306)	18,453

Total assets	$ 75,784	$ 611,594	$ 8,164	$ 27,280	$ 722,822

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 2,927	$ 62,549	$ 4,972	$ 10,146	$ 80,594
Elimination of intersegment revenues	-	(50)	(7)	(4,457)	(4,514)
Consolidated revenues	2,927	62,499	4,965	5,689	76,080

Equity in net loss of joint ventures	-	(440)	(60)	-	(500)

Operating income from discontinued operations	660	-	-	-	660

*NOI	1,853	31,751	2,412	(467)	35,549

Total assets	$ 75,784	$ 611,594	$ 8,164	$ 27,280	$ 722,822

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended June 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 31,105	$ 2,454	$ 7,466	$ 41,025
Elimination of intersegment revenues	-	(36)	(1)	(2,005)	(2,042)
Consolidated revenues	-	31,069	2,453	5,461	38,983

Equity in net income (loss) of joint ventures	60	(185)	(43)	-	(168)

Operating income from discontinued operations	215	-	-	-	215

*NOI	-	16,301	1,409	697	18,407

Total assets	$ 23,150	$ 629,708	$ 8,779	$ 40,233	$ 701,870

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 61,824	$ 4,869	$ 14,842	$ 81,535
Elimination of intersegment revenues	-	(60)	(4)	(4,023)	(4,087)
Consolidated revenues	-	61,764	4,865	10,819	77,448

Equity in net income (loss) of joint ventures	67	(413)	(80)	-	(426)

Operating income from discontinued operations	646	-	-	-	646

*NOI	-	32,666	2,606	1,360	36,632

Total assets	$ 23,150	$ 629,708	$ 8,779	$ 40,233	$ 701,870

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income (loss) for the three and six months ended June 30, 2005 and 2004 is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2005	2004	2005	2004

Total NOI for reportable segments	$ 18,453	$ 18,407	$ 35,549	$ 36,632
Depreciation and amortization	(8,920)	(8,038)	(17,408)	(15,948)
General and administrative expense	(2,091)	(1,879)	(4,141)	(3,714)
Interest expense	(10,726)	(9,651)	(20,665)	(19,353)
Equity in net loss of joint ventures	(235)	(168)	(500)	(426)
Minority interest in operating partnership	(16)	(16)	(32)	(32)
Income from discontinued operations:
Operating income	333	215	660	646
Gain on disposition of properties, net	4,032	9,682	4,032	9,682
Income from discontinued operations	4,365	9,897	4,692	10,328
Consolidated net income (loss)	$ 830	$ 8,552	$ (2,505)	$ 7,487

11. CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of June 30, 2005 and no accruals have been made for these matters. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of ours, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages of $1.6 million in performing the work because of the owner's breach of the construction contract. We were named as party defendants, in addition to MOD, in this litigation; however, during 2002, we were dismissed as a party to this litigation. MOD filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of the our acquisition of MIGRA from a group that included persons who were our officers and directors, which group could have a material interest adverse to ours because of indemnification obligations owing to us in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, we intend to vigorously defend ourselves against this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification. This case arose out of our Suredeposit program. This program allows cash short prospective residents to purchase a bond in lieu of paying a security deposit. The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit. Plaintiffs allege that the non-refundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act. Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act. On or about January 15, 2004, the plaintiffs filed a motion for class certification. We subsequently filed a motion for summary judgment. Both motions are pending before the Court. We intend to vigorously defend ourselves against these claims.

On or about May 21, 2004, the Ohio Civil Rights Commission filed a lawsuit against one of our subsidiaries in the Portage County, Ohio Court of Common Pleas. The complaint alleges violations of handicap design laws in connection with the development of the Village of Western Reserve property located in Streetsboro, Ohio. The complaint seeks injunctive relief, damages and attorneys fees. On February 25, 2005, we reached a settlement with the plaintiff in this litigation, the results of which did not have a material impact on our results of operations.

Government Investigations

On or about August 7, 2002, the Maryland Attorney General served us with a subpoena seeking information concerning certain of our leasing practices in connection with our Maryland properties. The subpoena sought extensive information going back a number of years, including information about our Suredeposit programs and certain non-refundable deposits. We understand that other landlords operating in Maryland have been served with similar subpoenas. The Maryland Attorney General has now completed its review of the information we furnished and based upon that information contends that certain of our leasing practices are in violation of Maryland's landlord tenant laws. We are attempting to cooperate with the Maryland Attorney General in resolving these matters. Any issues with the Attorney General, regarding the SureDeposit program, have already been resolved without any material impact on our financial results.

On or about December 22, 2003, the Montgomery County, Maryland Office of Landlord Tenant Affairs commenced an investigation into possible violations of state and county Landlord-Tenant laws involving two properties operated by us located in Montgomery County, Maryland. The matters being investigated are for the most part the same leasing practices being investigated by the Maryland Attorney General. We are attempting to cooperate with the County.

12. GUARANTEES

We had previously guaranteed the payment of 50.0% of the mortgage loan balance in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, developed by our pension fund joint venture partner and us. That loan and the mortgage loan secured by Idlewylde Apartments Phase I were repaid on May 27, 2005, with the proceeds of a single $42.0 million loan that encumbers the entire property. Under the terms of the new loan, we were required to guaranty certain obligations of the borrower including environmental indemnification obligations and typical non-recourse carveouts. Although we have not recorded a liability for a potential loss, we are required by GAAP to estimate the fair value of this guaranty. We have estimated the fair value of the guaranty to be $290,000 and this amount is included as an asset in "Investments in joint ventures, net" in the accompanying Consolidated Statements of Operations and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheet. In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries.

13. SUBSEQUENT EVENTS

Dividends Declared

On August 1, 2005, we paid a dividend of $0.17 per common share, which was declared on June 27, 2005 to shareholders of record on July 15, 2005.

Share Repurchase Program

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty, including without limitation the following:

  changes in economic conditions in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

  risks of a lessening of demand for the multifamily units that we own or manage;

  competition from other available multifamily units and change in market rental rates;

  increases in property and liability insurance costs;

  changes in government regulations affecting the Affordable Housing properties and other properties that we operate;

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

  inability to achieve anticipated reductions in operating expenses and increases in revenues;

  the results of litigation filed or to be filed against us;

  changes in tax legislation;

  risks related to our joint ventures;

  risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

  risks associated with property acquisitions such as environmental liabilities, among others;

  changes in market conditions that may limit or prevent us from acquiring or selling properties; and

  risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview. We are engaged primarily in the ownership and operation of multifamily residential units. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 88.0% of our consolidated revenues were generated from the leasing of the owned units for the six months ended June 30, 2005, and approximately 89.0% of the revenues generated by the owned properties during the six months ended June 30, 2005 are related to the Market-Rate properties. The operating performance of the properties, particularly the Market-Rate properties, is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets. In recent years, the demand for rental housing in our principal markets has lessened due to low mortgage rates, which have resulted in increased home purchases by existing and potential apartment residents, and the overall weak economy and related unemployment rates. These factors have resulted in total rental revenue collections for the Market-Rate properties remaining relatively flat over the last few years. Total rental revenue collections are a combination of rental rates, rent concessions and occupancy levels. We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenues. Indicators that we use in measuring these factors include average economic occupancy, physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income to be an important indicator of our overall performance. Property net operating income (property operating revenues and interest income less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property net operating income and total net operating income, in addition to a reconciliation of total net operating income to consolidated net income (loss) in accordance with GAAP.

2005 Expectations and Overall Strategy. Our expectations for 2005 have been revised as follows:

. Portfolio performance - At the beginning of the year, we expected to increase net collected rents by 2.0% in the Midwest portfolio and 4.0% in all other portfolios located outside the Midwest. Based on our year-to-date performance and our expectations for the balance of the year, we are now expecting increases of 1.5% to 2.0% in the Midwest portfolio and 5.0% or better in all other portfolios located outside the Midwest.

. Operating margins - Operating margins for the year are now expected to remain relatively flat compared with the year 2004. We previously anticipated operating margins to increase 1.0% for 2005 as compared to 2004. However, continued high utility costs and unanticipated real estate tax increases (see Ohio Tax Law Changes below) have caused us to revise our forecast.

. Property sales - Because of extraordinarily favorable market conditions, we plan to sell more properties in 2005 than originally anticipated. In order to benefit from the current real estate environment, we may sell properties even in those markets where we otherwise intend to grow over the long-term, including Atlanta, Florida and Metro D.C.

. Strategic plan - We have broadened our strategic plan to include the use of property sales proceeds to repurchase up to $50.0 million of our common stock or for the purpose of paying down debt.

The timing of asset sales and ultimate use of sale proceeds may have a material impact on our expected results for 2005, without consideration for any share buyback.

Ohio Tax Law Changes. On June 30, 2005, House Bill Number 66 ("H.B. 66") was signed into law. The bill, effective July 1, 2005, made several changes to Ohio's tax code, including the elimination of a 10.0% property tax rollback for certain real property used in business. As a result of the elimination of this rollback, we anticipate an increase in real estate tax expense of approximately $912,000 on an annualized basis for 2005. During the second quarter, we recorded $456,000 of this expense for the six months ended June 30, 2005. We do not believe that the other changes to Ohio's tax code included in the bill will have a material impact on our financial condition or results of operations for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the six months ended June 30, 2005 and 2004, are summarized as follows:

Cash Sources (Uses):

	For the six months
	ended June 30,
(In thousands)	2005	2004

Net cash provided by operating activities	$ 14,560	$ 16,956
Net real estate and fixed asset activity	(44,661)	(5,322)
Increases (decreases) in debt - net	39,453	(3,310)
Payment of debt procurement costs	(1,158)	-
Redemption of preferred shares	(56,250)	-
Cash dividends and operating partnership
distributions paid	(9,653)	(9,424)
Exercise of stock options	317	871
Net cash from other financing activities	(70)	(74)
Cash decrease	$ (57,462)	$ (303)

Our primary sources of liquidity are cash flow provided by operations and short term borrowings on the lines of credit. The decrease in cash provided by operations in 2005 compared to 2004 was primarily due to an increase in property operating and maintenance expenses, an increase in interest expense and a reduction in net painting service revenues. These factors were partially offset by increases in rental revenues and other revenues. Additionally, in April 2005, our CEO repaid two notes totaling $3.4 million, which were scheduled to mature May 1, 2005.

We obtained cash from the following additional sources during 2005:

  $55.1 million in mortgage notes obtained;

  $25.8 million in unsecured debt obtained through issuance of trust preferred securities; and

  $317,000 in proceeds related to stock option exercises.

We utilized cash for the following additional purposes during 2005:

  $56.3 million to redeem Class A preferred shares (from the funds received in December 2004 through the offering of Class B preferred shares);

  $44.7 million in acquisition, recurring and investment capital additions;

  $34.5 million reduction in mortgage notes;

  $9.7 million in dividends and distributions paid;

  $7.0 million reduction in line of credit borrowings; and

  $1.2 million in debt procurement costs paid.

At June 30, 2005, we had a total of $3.0 million outstanding on our two secured lines of credit and outstanding letters of credit of $53,000 leaving $24.3 million available for additional borrowings. The amount available for borrowing on the $15.0 million line of credit is based upon the operating performance for the previous twelve months of the property that secures this line of credit. At June 30, 2005, the entire $15.0 million was available for borrowing, less the $3.0 million outstanding balance. The property that secures this line is being marketed for sale. Upon the sale of this property, it is possible that we will no longer have this line available to us. We are reviewing our options to obtain a replacement line of credit facility.

In October 2005, $13.6 million in variable rate mortgage notes will mature. We anticipate that we will be able to replace these notes with similar debt upon maturity.

We anticipate spending approximately $9.5 million for recurring, investment/revenue enhancing and non-recurring capital expenditures for the remainder of 2005. These commitments are expected to be funded from cash flow provided by operating activities, borrowings on our lines of credit, refinancings, or sale of properties.

On June 27, 2005, we declared a dividend of $0.17 per common share which was paid on August 1, 2005 to shareholders of record on July 15, 2005. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate for the remainder of 2005.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

We anticipate that we will meet our liquidity requirements for the remainder of 2005 generally through net cash provided by operations. We believe that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily the lines of credit), unsecured borrowings and property sales' proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at June 30, 2005 related to a mortgage loan secured by one of our joint venture properties. See Note 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for information related to this guaranty.

Off-Balance Sheet Investments and Financing Commitments. At June 30, 2005, we had investments in two joint ventures that own a total of three multifamily apartment communities (effective July 1, 2005, the operations of two of these properties were combined into a single entity). The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

We have one guaranty obligation related to our joint ventures, which was previously discussed under Guarantees. Additionally, all of the joint ventures were encumbered by debt at June 30, 2005.

Acquisitions. On March 9, 2005, we acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by bank loans secured by the property and another Market-Rate property.

Dispositions. On June 29, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.6 million and we recorded a gain of $4.0 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as we intend to treat this sale as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

We classified one property as held for sale at June 30, 2005. We tested this property under SFAS 144 and determined that it was not impaired. The results of operations for this property are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented.

Additionally, we entered into a contract to sell an Affordable Housing property located in Northeast Ohio. This property was not classified as held for sale at June 30, 2005, as all significant contingencies surrounding the sale were not resolved at that time.

Management and Service Operations. We are marketing for sale one property for one of our advised clients. Upon the sale of this asset, we will no longer receive the property and asset management fee revenue associated with it. We recorded fee revenue of $79,000 and $155,000 for the three and six months ended June 30, 2005, for this property. We expect to receive a disposition fee upon the completion of this sale.

Effective April 1, 2005, we entered into property management contracts to manage four Affordable Housing properties with a total of 434 units located in Ohio owned by an unrelated third party. We anticipate a total of approximately $180,000 in annual fee revenue related to these properties.

In February 2005, we entered into property management contracts for two Affordable Housing properties totaling 200 units located in Florida owned by an unrelated third party. We anticipate a total of approximately $56,000 in annual fee revenue related to these properties.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004

In the following discussion, Market-Rate properties represents 58 wholly owned Same Store Market-Rate properties (Market-Rate properties that we have owned during the entirety of the comparison periods). Affordable Housing represents 12 properties subject to HUD regulations. Acquired/Disposed properties represent the properties acquired in July 2004 and March 2005 as well as all sold and held for sale properties.

Overall, the net loss from continuing operations increased in 2005 during both comparison periods. This increase was primarily attributable to increases in property operating and maintenance expenses, depreciation expense, interest expense and a reduction in net income from our painting services during 2005. These were partially offset by an increase in rental revenues during 2005.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004:

	Increase (decrease)		Increase (decrease)
	when comparing the		when comparing the
	three months ended		six months ended
	June 30, 2005 to		June 30, 2005 to
	June 30, 2004		June 30, 2004
(Amounts in thousands)
Rental revenue	$ 2,012	6.2%	$ 2,754	4.3%
Fee revenue and reimbursements	(81)	(2.7)%	(964)	(14.9)%
Other revenues	653	58.7%	968	45.0%
Net of painting service revenues and expenses	(744)	(112.6)%	(1,200)	(109.8)%
Property operating and maintenance expenses:
Repairs and maintenance	234	7.2%	536	9.3%
Real estate taxes and insurance	756	17.7%	1,146	13.5%
Utilities	268	12.7%	648	13.5%
Personnel	307	7.1%	644	7.5%
Property operating and maintenance expenses	1,665	10.5%	3,033	9.7%
Depreciation and amortization	882	11.0%	1,460	9.2%
Interest expense	1,075	11.1%	1,312	6.8%

Total revenues	236	0.6%	(1,368)	(1.8)%
Total expenses	1,304	4.3%	1,693	2.8%
Income from continuing operations	(2,190)	(162.8)%	(4,356)	(153.3)%

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as average economic occupancy (potential rent less vacancies and concessions divided by potential rent), physical occupancy (number of units occupied divided by total number of units at the end of the period), and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30, 2005
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisition Properties	89.9%	96.4%	$989
Market-Rate	83.4%	94.7%	$689
Affordable Housing	99.4%	99.2%	$636

	For the three months ended June 30, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisition Properties	N/A	N/A	N/A
Market-Rate	85.3%	92.6%	$671
Affordable Housing	99.3%	99.4%	$629

	For the six months ended June 30, 2005
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisition Properties	90.0%	96.4%	$985
Market-Rate	82.6%	94.7%	$677
Affordable Housing	99.5%	99.2%	$636

	For the six months ended June 30, 2004
	Average		Average Monthly
	Economic	Physical	Net Collected
	Occupancy	Occupancy	Rent Per Unit

Acquisition Properties	N/A	N/A	N/A
Market-Rate	85.4%	92.6%	$668
Affordable Housing	99.0%	99.4%	$627

Rental revenue increased in 2005 during both comparison periods primarily as a result of contributions from the two recently acquired properties (one acquired in July 2004 and the second in March 2005). These properties contributed a total of $1.8 million and $2.8 million for the three and six month periods ended June 30, 2005, respectively. Rental revenue for the Market-Rate properties increased $168,000 during the three month comparison period primarily due to physical occupancy increases during 2005. During the six month comparison period, rental revenue decreased for the Market-Rate properties $132,000 primarily as a result of concessions being $250,000 higher during the first quarter of 2005 in an effort to maintain physical occupancy, which was partially offset by the second quarter of 2005 increases discussed above. Rental revenue for the Affordable Housing properties increased $28,000 and $72,000 for the three and six month periods ended June 30, 2005, respectively.

Fee Revenue and Reimbursements. The management and service operations recognized a reduction in both fee revenue and expense reimbursements during both comparison periods. The decrease in asset management fees was due to the reduction in the number of properties that we asset manage for clients. During 2004, four managed properties were sold, one property was transferred to another advisor, and we purchased our joint venture partners' share of one property. As a result, there were no fees earned in 2005 related to these properties. Asset disposition fees were recognized during the six month comparison period in 2004 related to the sale of two of these properties. There were no disposition fees recognized in 2005. Reimbursements of expenses from managed properties decreased during both comparison periods. This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in direct property management expenses.

Painting Services Revenues and Expenses. Painting services revenues and expense both decreased during the 2005 comparison periods primarily as a result of the completion in 2004 of rehabilitation contracts that were entered into by our subsidiary, Merit Painting Services.

Other Revenue. In 2004, we initiated a refuse reimbursement program that resulted in increases in revenue of $330,000 and $603,000 during the three and six months ended June 30, 2005, respectively. We anticipate that this revenue will continue to increase during the third quarter of 2005 as new leases are signed, and level off in the fourth quarter and thereafter.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased during both 2005 comparison periods primarily as a result of increases in real estate tax expense, utilities expense, personnel expense, and repair and maintenance expense. Real estate taxes increased primarily due to an Ohio tax law change that resulted in an increase in our estimated tax expense of $456,000 for the six months ended June 30, 2005. This law was signed June 30, 2005 and became effective July 1, 2005. As such, the entire $456,000 increase was recorded during the second quarter of 2005. See "Ohio Tax Law Changes" for additional information. Also contributing to the increase was an increase in estimated taxes and a decrease in prior year tax refunds in 2005 compared to 2004. Utilities increased primarily due to increased consumption and cost per unit of natural gas in 2005 compared to 2004. The increase in personnel expense was primarily due to salary increases and benefit costs. Repairs and maintenance expenses increased during 2005 primarily due to increases in unit painting costs and snow removal.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased during both comparison periods in 2005 primarily as a result of the acquisition of one property in July 2004 and one property in March 2005, and the completion of major renovation work at one of our properties in late 2004.

Interest Expense. Interest expense increased $992,000 and $1.4 million during the three and six month comparison periods, respectively, as a result of debt related to the two acquired properties (acquired in March 2005 and July 2004) and the issuance of the Trust Preferred securities offset by the reduction in interest associated with the payoff in March 2005 of a $15.6 million mortgage secured by a property.

Equity in Net Loss of Joint Ventures. The following table presents the historical statements of operations of our beneficial interest in the operations of the joint ventures for the three and six months ended June 30, 2005 and 2004:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2005	2004	2005	2004

Beneficial interests in joint venture operations
Rental revenue	$ 952	$ 1,158	$ 1,810	$ 2,212
Cost of operations	591	686	1,104	1,282
	361	472	706	930
Interest expense	(304)	(333)	(615)	(696)
Depreciation	(283)	(336)	(574)	(671)
Amortization	(9)	30	(17)	9
Loss from continuing operations	(235)	(167)	(500)	(428)
(Loss) income from discontinued operations	-	(1)	-	2
Net (loss) income	$ (235)	$ (168)	$ (500)	$ (426)

Index

It should be noted that 2004 includes the results of a property in which we were a 24.0% partner. We purchased the 100% interest in this property in July 2004; therefore, the results are included in our Consolidated Financial Statements in 2005.

Income from Discontinued Operations. Included in discontinued operations for the three and six months ended June 30, 2005 and 2004, are the operating results and the gain related to the sale of a property that was sold in June 2005 and the operating results of a property which was classified as held for sale at June 30, 2005. Additionally, the operating results and the gain related to the sale of a property that was sold in May 2004 are included in discontinued operations for the three and six months ended June 30, 2004. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed-rate debt. Our involvement with derivative financial instruments is limited and management does not expect to use such instruments for trading or other speculative purposes. We occasionally use derivative instruments to manage our exposure to interest rates. See our Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of interest rate sensitive assets and liabilities. As of June 30, 2005, the fair market value of our fixed rate debt increased approximately $13.1 million or 2.6%, primarily as a result of an increase in fixed rate debt which was partially offset by a reduction to the fair market value of existing fixed rate debt related to an increase in interest rates since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this report on Form 10-Q. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities For the Three Months Ended June 30, 2005

			Total Number	Maximum Number
			of Shares Purchased	of Shares That May
		Average	As Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced	Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

April 1 through
April 30	-	-	-	-
May 1 through
May 31	408	$ 9.87	-	-
June 1 through
June 30	-	-	-	-
Total	408	$ 9.87	-	-

At June 30, 2005, we did not have an authorization in effect from our Board of Directors to purchase our common shares on the open market. On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares equal in value on the day of vesting to the amount of taxes due. Such shares were the only shares purchased by us during the three months ended June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2005, we held our Annual Meeting of Shareholders. Following are the matters our shareholders voted upon and the results of the vote:

(a) Proposal to approve Restated Equity-Based Award Plan

For	Against	Abstain
10,289,017	3,011,624	81,656

(b) The election of the following directors:

		Withheld
	For	Authority

Albert T. Adams	13,725,684	3,939,089
James M. Delaney	16,654,123	1,010,650
Jeffrey I. Friedman	16,795,166	869,607
Michael E. Gibbons	16,944,538	720,235
Mark L. Milstein	16,739,083	925,690
Frank E. Mosier	17,228,802	435,971
Richard T. Schwarz	16,801,148	863,625

Index

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Pledge Agreement dated May 23, 1997 between Jeffrey I. Friedman and the Company.	Exhibit 10.01 to Form 10-Q filed August 8, 1997.

10.6	Secured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.02 to Form 10-Q filed August 8, 1997.

10.7	Unsecured Promissory Note dated May 23, 1997 in the amount of $1,671,000 executed by Jeffrey I. Friedman in favor of the Company.	Exhibit 10.03 to Form 10-Q filed August 8, 1997.

10.8	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.9	Partnership Interests Purchase Agreement dated July 17, 2004 by and among Jeffrey I. Friedman and JIFCO, an Ohio Corporation and Winchester, Inc., an Ohio Corporation	Exhibit 10.21 to Form 10-K filed February 25, 2005.

10.10	Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005). Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.	Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement	Exhibit 10.11 to Form 10-Q filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 2, 2005	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer