Form 10-Q
period 2005-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2005-11-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

Indicate by check mark whether the registrant is an accelerated filer as identified in Rule 12B-2 of the Act. Yes [ x ] No [ ]

Number of shares outstanding as of October 27, 2005: 18,607,883 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share amounts)	2005	2004
ASSETS
Real estate assets
Land	$ 91,972	$ 94,378
Buildings and improvements	794,792	830,380
Furniture and fixtures	31,649	31,862
	918,413	956,620
Less: accumulated depreciation	(291,065)	(293,182)
	627,348	663,438
Construction in progress	1,156	1,830
Real estate associated with property held for sale, net	35,828	-
Real estate, net	664,332	665,268
Cash and cash equivalents	1,600	59,734
Restricted cash	14,953	10,740
Accounts and notes receivable, net
Rents	1,551	771
Affiliates and joint ventures	1,867	5,057
Other	4,034	2,956
Investments in joint ventures, net	5,971	6,240
Goodwill	1,725	1,725
Other assets, net	12,447	10,941
Other assets associated with property held for sale, net	332	-
Total assets	$ 708,812	$ 763,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 539,979	$ 547,279
Lines of credit borrowings	4,500	10,000
Unsecured debt	25,780	-
Total debt	570,259	557,279
Accounts payable, accrued expenses and other liabilities	25,638	25,445
Dividends payable	3,205	3,661
Resident security deposits	4,264	4,516
Funds held on behalf of managed properties
Affiliates and joint ventures	1,179	2,334
Other	2,003	1,741
Accrued interest	2,640	2,694
Other liabilities associated with property held for sale	194	-
Commitments and contingencies (Note 12)	-	-
Total liabilities	609,382	597,670

Operating partnership minority interest	2,172	2,172
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
9.75% Class A cumulative redeemable, $250 per share liquidation
preference, 225,000 issued and outstanding at December 31, 2004	-	56,250
8.70% Class B Series II cumulative redeemable, $250 per share liquidation
preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 18,852,183 and 19,653,187
outstanding at September 30, 2005 and December 31, 2004, respectively	2,300	2,300
Paid-in capital	278,759	277,117
Accumulated distributions in excess of accumulated net income	(204,514)	(200,277)
Accumulated other comprehensive income	263	-
Less: Treasury shares, at cost, 4,143,580 and 3,342,576 shares
at September 30, 2005 and December 31, 2004, respectively	(37,550)	(29,800)
Total shareholders' equity	97,258	163,590
Total liabilities and shareholders' equity	$ 708,812	$ 763,432

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Revenues
Rental	$ 33,490	$ 32,028	$ 98,393	$ 94,549
Property management fees and reimbursements	2,982	3,127	8,281	8,824
Asset management fees	186	241	378	766
Asset disposition fees	-	-	-	233
Painting services	318	1,452	511	5,770
Other	1,801	1,225	4,826	3,327
Total revenues	38,777	38,073	112,389	113,469
Expenses
Property operating and maintenance	17,342	16,120	50,546	46,219
Depreciation and amortization	8,494	7,782	25,165	22,831
Direct property management and service companies expenses	3,303	3,551	9,325	9,874
Painting services	347	1,081	647	4,307
General and administrative	1,994	1,941	6,135	5,654
Total expenses	31,480	30,475	91,818	88,885
Operating income	7,297	7,598	20,571	24,584
Interest income	58	62	245	157
Interest expense	(10,956)	(9,908)	(31,621)	(29,262)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(3,601)	(2,248)	(10,805)	(4,521)
Equity in net loss of joint ventures	(68)	(231)	(567)	(657)
Minority interest in operating partnership	(16)	(16)	(48)	(48)
(Loss) income from continuing operations	(3,685)	(2,495)	(11,420)	(5,226)
Income from discontinued operations:
Operating income	489	50	1,688	586
Gain on disposition of properties, net	17,406	-	21,437	9,682
Income from discontinued operations	17,895	50	23,125	10,268
Net income (loss)	14,210	(2,445)	11,705	5,042
Preferred share dividends	(1,261)	(1,371)	(3,868)	(4,113)
Original issuance costs related to redemption of preferred shares	-	-	(2,163)	-
Net income (loss) applicable to common shares	$ 12,949	$ (3,816)	$ 5,674	$ 929

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common shares	$ (.26)	$ (.20)	$ (.90)	$ (.48)
Income from discontinued operations	.93	-	1.19	.53
Net income (loss) applicable to common shares	$ .67	$ (.20)	$ .29	$ .05

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common shares	$ (.26)	$ (.20)	$ (.90)	$ (.48)
Income from discontinued operations	.93	-	1.19	.53
Net income (loss) applicable to common shares	$ .67	$ (20)	$ .29	$ .05

Dividends declared per common share	$ .17	$ .17	$ .51	$ .51

Weighted average number of common shares outstanding - basic	19,257	19,541	19,478	19,508
- diluted	19,257	19,541	19,478	19,508

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class A	Class B				Accumulated
		Cumulative	Cumulative	Common	Total Paid-In		Distributions	Accumulated
		Redeemable	Redeemable	Shares	Capital		In Excess Of	Other	Treasury
		Preferred	Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	Shares	stated value)	Capital	Compensation	Net Income	Income	(at cost)

Balance, December 31, 2004	$ 163,590	$ 56,250	$ 58,000	$ 2,300	$ 277,596	$ (479)	$ (200,277)	$ -	$ (29,800)
Comprehensive income:
Net income	11,705	-	-	-	-	-	11,705	-	-
Other comprehensive income:
Change in fair value of hedge instruments	263	-	-	-	-	-	-	263
Total comprehensive income	11,968	-	-	-	-	-	11,705	263
Amortization of unearned compensation	207	-	-	-	-	207	-	-	-
Forfeiture of 10,569 restricted common shares	(13)	-	-	-	11	83	-	-	(107)
Issuance of 76,139 restricted common
shares from treasury shares	134	-	-	-	(88)	(625)	-	-	847
Purchase of 908,374 common shares	(8,955)	-	-	-	-	-	-	-	(8,955)
Issuance of 41,800 common shares for stock
option exercises from treasury shares	342	-	-	-	(123)	-	-	-	465
Adjustment to December 2004 issuance of 8.7% Class B
Series II Cumulative Redeemable Preferred Shares	14	-	-	-	14	-	-	-	-
Redemption of Class A Cumulative Redeemable
Preferred Shares	(56,250)	(56,250)	-	-	2,163	-	(2,163)	-	-
Common share dividends	(9,911)	-	-	-	-	-	(9,911)	-	-
Preferred share dividends	(3,868)	-	-	-	-	-	(3,868)	-	-
Balance, September 30, 2005	$ 97,258	$ -	$ 58,000	$ 2,300	$ 279,573	$ (814)	$ (204,514)	$ 263	$ (37,550)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

(UNAUDITED)

	2005	2004
(In thousands)
Cash flow from operating activities:
Net income	$ 11,705	$ 5,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	26,703	25,139
Loss on fixed asset replacements write-off	86	222
Gain on disposition of properties	(21,437)	(9,682)
Discount received related to early extinguishment of debt	(330)	-
Minority interest in operating partnership	48	48
Equity in net loss of joint ventures	567	657
Earnings distributed from joint ventures	-	418
Net change in assets and liabilities:
- Accounts and notes receivable	(2,156)	(1,123)
- Accounts and notes receivable of affiliates and joint ventures	3,190	(475)
- Accounts payable and accrued expenses	1,095	1,741
- Other operating assets and liabilities	200	(287)
- Restricted cash	643	352
- Funds held for non-owned managed properties	262	421
- Funds held for non-owned managed properties of affiliates and joint ventures	(1,155)	489
Total adjustments	7,716	17,920
Net cash flow provided by operations	19,421	22,962
Cash flow from investing activities:
Property acquisition expenditures	(41,670)	(7,877)
Recurring fixed asset additions	(5,640)	(5,972)
Investment/revenue enhancing and/or non-recurring fixed asset additions	(504)	(3,194)
Proceeds from disposition of operating properties	16,164	9,593
Deposit of sale proceeds to escrow account	(5,077)	(1,538)
Net cash flow used for investing activities	(36,727)	(8,988)
Cash flow from financing activities:
Principal payments on mortgage notes	(35,945)	(24,646)
Proceeds from mortgage notes obtained	55,140	20,000
Proceeds from issuance of unsecured trust preferred securities	25,780	-
Payment of debt procurement costs	(1,158)	(53)
Line of credit borrowings	44,250	42,800
Line of credit repayments	(49,750)	(39,400)
Redemption of Class A preferred shares	(56,250)	-
Common share dividends paid	(10,046)	(9,989)
Preferred share dividends paid	(4,188)	(4,113)
Operating partnership distributions paid	(48)	(48)
Issuance of treasury shares related to exercise of stock options	342	928
Purchase of treasury shares under repurchase plan	(8,911)	-
Other (purchase) issue of treasury shares - net	(44)	(74)
Net cash flow used for financing activities	(40,828)	(14,595)
Decrease in cash and cash equivalents	(58,134)	(621)
Cash and cash equivalents, beginning of period	59,734	2,212
Cash and cash equivalents, end of period	$ 1,600	$ 1,591
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 3,205	$ 3,341
Cash paid for interest	31,186	29,360
Fixed asset replacement and other write-offs	1,856	2,743
Discount received related to early extinguishment of debt	330	-
Reclassification of original issuance costs related to redemption of preferred shares	2,163	-
Relinquishment of debt related to property disposition	10,065	-
Assumption of debt related to property acquisition	-	15,619

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

As of September 30, 2005, we owned or property managed 112 apartment communities in eleven states consisting of 24,203 units. We own, either directly or indirectly through subsidiaries, 72 of these 112 apartment communities containing 16,736 units in nine states, 12 of which are Affordable Housing communities. In addition, we hold a joint venture interest in two of the 112 apartment communities containing 951 units in two states, one of which is an Affordable Housing community. We also property manage 38 communities consisting of 6,516 units. Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet. On October 11, 2005, we completed the purchase of a 168-unit apartment community located in Atlanta, Georgia, and on October 24, 2005, we completed the sale of a 460-unit apartment community located in Orlando, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Employee Compensation

We use the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, we do not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common shares on the date of the grant. Restricted stock grants, with the exception of the grant associated with the long-term incentive plan discussed in Note 10, are recorded initially as a reduction to shareholders' equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The restricted stock grant associated with the long-term incentive plan is accounted for as a variable plan under APB No. 25, which is based upon the market value of the stock at the end of each reporting period. The amount of compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $814,000 and $479,000 at September 30, 2005 and December 31, 2004, respectively. If the fair value method had been applied to the stock option grants as prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and our net income (loss) and earnings per share for the periods ended September 30, 2005 and 2004 would have been as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income (loss)	$ 14,210	$ (2,445)	$ 11,705	$ 5,042
Total stock compensation cost recognized	63	76	207	212
Total stock compensation cost had SFAS 123 been adopted	(169)	(119)	(413)	(314)
Proforma net income (loss) had SFAS 123 been adopted	$ 14,104	$ (2,488)	$ (11,499)	$ 4,940

Net income (loss) applicable to common shares:
Net income (loss) as reported	$ 12,949	$ (3,816)	$ 5,674	$ 929
Total stock compensation cost recognized	63	76	207	212
Total stock compensation cost had SFAS 123 been adopted	(169)	(119)	(413)	(314)
Pro forma net income (loss) had SFAS 123 been adopted	$ 12,843	$ (3,859)	5,468	$ 827

Income (loss) per common share - Basic
Net income (loss) as reported	$ .67	$ (.20)	$ .29	$ .05
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	-	-	(.02)	(.02)
Pro forma net income (loss) had SFAS 123 been adopted	$ .67	$ (.20)	$ .28	$ .04

Income (loss) per common share - Diluted
Net income (loss) as reported	$ .67	$ (.20)	$ .29	$ .05
Total stock compensation cost recognized	-	-	.01	.01
Total stock compensation cost had SFAS 123 been adopted	-	-	(.02)	(.02)
Pro forma net income (loss) had SFAS 123 been adopted	$ .67	$ (.20)	$ .28	$ .04

Derivative Instruments and Hedging Activity

During the three months ended September 30, 2005, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain of our properties. We utilize the gas forwards to limit the market price risk associated with the forecasted gas purchase. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. We reassess this hedge on a regular basis to determine if it continues to be effective and the forecasted transactions are probable. The changes in fair value of the contracts will be recorded in other comprehensive income ("OCI"). The amount in OCI will be reclassified into earnings when the cost of the gas affects earnings. If any portion of the hedge is determined to be ineffective, that amount will be recorded into earnings. As of September 30, 2005, this hedge was reported at fair value on the Consolidated Balance Sheet as "Other Assets, net" in the amount of $263,000. The unrealized gain/loss in the fair value of this hedge is deferred in OCI and will be recognized in earnings as the hedged transaction occurs. The change in net unrealized gain/loss on this hedge does not reflect any reclassification of net unrealized gain/loss from accumulated OCI to earnings during the three or nine months ended September 30, 2005. We estimate the $263,000 in OCI will be reclassified into earnings over the next 12 months.

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

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123R") which superceded the October 1995 issuance. SFAS 123R also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. In April 2005, the Securities and Exchange Commission adopted a rule which amended the compliance dates for this Statement. Accordingly, we will adopt this standard effective January 1, 2006. We are required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. We may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. We expect that, upon adoption, we will not elect to adjust our financial statements for periods prior to the effective date. Based on our assessment of the additional compensation expense related to the adoption of this Statement, we do not anticipate that it will have a material impact on our financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights." The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership, unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We will adopt EITF 04-5 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-5 will not have an impact on our financial condition or results of operations.

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

2. ACQUISITION OF PROPERTIES

On March 9, 2005, we acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by mortgage financing on the acquired property and on a previously unencumbered Same Store Market-Rate ("Market-Rate") multifamily property. See Note 4 for further information concerning these mortgage notes.

On July 16, 2004, we acquired our joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida. We previously had a 24.0% ownership interest in this partnership and had accounted for this investment under the equity method of accounting. We paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Funding for this acquisition was derived from net proceeds received from the sale of a Market-Rate property located in Northeast Ohio. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property are included in our consolidated financial statements.

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

We classified one property as held for sale at September 30, 2005. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at September 30, 2005. The operating results for this property are included in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004.

On August 25, 2005, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $28.0 million and we recorded a gain of $17.4 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. Subsequent to the sale, we entered into a contract to property manage this property.

On June 28, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.5 million and we recorded a gain of $4.0 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly into escrow with a qualified intermediary as this sale was treated as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. On October 11, 2005, these proceeds were used to partially fund the acquisition of a 168-unit Market-Rate property in Atlanta, Georgia. See Note 14 for additional information related to this acquisition.

On May 10, 2004, we completed the sale of a Market Rate property located in Northeast Ohio. The results of operations and related gain of $9.7 million are included in "Income from discontinued operations" in the Consolidated Statements of Operations.

The following chart summarizes "Income from discontinued operations" for the three and nine months ended September 30, 2005 and 2004:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
(In thousands)
Property revenues	$ 1,943	$ 2,500	$ 7,204	$ 8,252

Property operating and maintenance expense	(989)	(1,355)	(3,582)	(4,424)
Real estate asset depreciation and amortization	(389)	(776)	(1,538)	(2,308)
Interest income	-	-	-	1
Interest expense, net (1)	(76)	(319)	(396)	(935)

Operating income	489	50	1,688	586
Gain on disposition of properties	17,406	-	21,437	9,682
Income from discontinued operations	$ 17,895	$ 50	$ 23,125	$ 10,268

(1) The nine months ended September 30, 2005 includes a $330 discount received as a result of prepaying a loan (see Note 4), and a reduction to interest expense of $144 related to an interest rate swap termination payment (see Note 1).

4. DEBT

Mortgage Notes Payable

On August 25, 2005, as discussed in Note 3, we completed the sale of a Market-Rate property located in Northeast Ohio. In connection with this sale, the $16.1 million mortgage note secured by this property was paid off.

On June 28, 2005, as discussed in Note 3, we completed the sale of a Market-Rate property located in Phoenix, Arizona. In connection with this sale, the $10.1 million mortgage note secured by this property was assumed by the buyer.

On March 21, 2005, we repaid a $15.6 million variable rate mortgage note which had been secured by a property in Florida. This note had been recorded as a liability on July 16, 2004, in connection with the acquisition of our joint venture partner's interest in the property that secured this note.

On March 9, 2005, we obtained two conventional mortgage loans in connection with the purchase of a property in Florida. One loan, secured by a property in Northeast Ohio, matures in March 2006. The other loan is secured by the acquired Florida property. On October 28, 2005, the maturity date of this loan was extended for three years to March 2010 and the interest rate was reduced to LIBOR plus 1.8% or the Prime Loan Rate.

On February 1, 2005, we repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing, both of which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million that would have matured on June 1, 2006 was paid off at a discount of $330,000, which was recorded as a reduction to interest expense. We funded the repayment by obtaining a new mortgage loan on the same property in the amount of $16.1 million. This note was paid off in connection with the above noted sale on August 25, 2005.

On July 21, 2004, we prepaid a $2.9 million 7.0% fixed rate HUD insured mortgage encumbering a Market Rate property located in Northeast Ohio.

On June 30, 2004, we prepaid a $17.2 million nonrecourse conventional loan encumbering a Market-Rate property located in Northeast Ohio with a fixed interest rate of 6.55% and obtained a new nonrecourse conventional note secured by this same property in the amount of $20.0 million. This note requires payments of interest only until maturity. Additionally, we executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid note. See "Derivative Information and Hedging Activity" in Note 1 for further information regarding the interest rate swap. On October 28, 2005, this loan was extended for three years to June 2009 and the interest rate was reduced to LIBOR plus 1.8% or the Prime Loan Rate.

Lines of Credit

We had maintained a $15.0 million secured line of credit with a maturity date of July 31, 2006. There were borrowings of $4.5 million and $10.0 million outstanding on this line of credit at September 30, 2005 and December 31, 2004, respectively. Borrowings under this line of credit bore interest at the rate of LIBOR plus 1.5%. On October 24, 2005, this line of credit was repaid in full including all accrued interest due as of that date and effectively terminated as a result of the sale of the property that secured this line. See Note 14 for further information regarding the sale.

We also have a $14.0 million secured line of credit. There were no regular borrowings outstanding under this line at September 30, 2005 or December 31, 2004. Letters of credit issued against this line totaled $53,000 at September 30, 2005 and $184,000 at December 31, 2004. On November 1, 2005, the interest rate on this line was reduced to 1.8% in excess of LIBOR or the one month reference rate and the maturity date was extended for two years to December 2007.

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

We completed our annual review of goodwill during the three months ended March 31, 2005. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management. Based on this analysis, we have determined that goodwill was not impaired as of March 31, 2005. As such, there were no changes to the carrying amount of goodwill during the nine months ended September 30, 2005. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

In connection with the March 2005 property acquisition discussed in Note 2, we recorded intangible assets in the amount of $975,000 related to existing leases, which is being amortized over thirteen months, and $282,000 related to tenant relationships, which is being amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

In connection with the July 2004 property acquisition discussed in Note 2, we recorded intangible assets in the amount of $539,000 related to in-place leases, which was amortized over thirteen months and $142,000 related to tenant relationships, which is being amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

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

We held two notes of equal amounts payable by our CEO aggregating $3.4 million, both of which were to mature on May 1, 2005. These notes were paid in full on April 25, 2005. For the nine months ended September 30, 2004, the interest rate payable on these notes was approximately 3.1%. For the period in which the notes were outstanding during 2005, the interest rate was approximately 4.5%.

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

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2005	2004	2005	2004

Property management fee and other
miscellaneous service revenues	$ 235	$ 238	$ 674	$ 717

Painting service revenues related to JAS Construction	87	1,123	117	5,308
Other affiliate and joint venture painting service revenues	47	16	76	43

Expenses incurred on behalf of and reimbursed by(1)	340	424	971	1,245

Interest income on notes due from CEO	-	29	47	77

(1) Primarily payroll and employee benefits, reimbursed at cost.

	September 30,	December 31,
(In thousands)	2005	2004

Accounts and notes receivable from affiliates and joint ventures:
Notes and interest receivable from CEO	$ -	$ 3,365
Funds advanced	941	573
JAS Construction, Inc.	68	407
Property management fees, insurance and
miscellaneous receivables	858	712
Total due from affiliates and joint ventures	$ 1,867	$ 5,057

Funds held on behalf of affiliates and joint ventures	$ 1,179	$ 2,334

7. SHARES

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. As of September 30, 2005, we had repurchased 903,900 common shares under this plan at a cost of $8.9 million.

During the nine months ended September 30, 2005, we issued 34,378 restricted common shares from treasury shares which vest in equal increments over three years from the date of grant. We also issued 6,000 restricted common shares from treasury that vest in May 2008, and 35,761 restricted common shares that are subject to the vesting terms of the long term incentive plan. See Note 10 for further information regarding the long term incentive plan. Our policy on the reissuance of treasury shares is to account for the issuance on the first-in first-out method. At September 30, 2005, we held 4,143,580 treasury shares at a cost of $37.6 million.

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 2.1 million and 2.0 million options to purchase common shares outstanding at September 30, 2005 and 2004, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

9. EQUITY BASED AWARD PLANS

At our 2005 Annual Meeting of Shareholders held on May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan") to be effective immediately. The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation", as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000. Awards covering 982,643 common shares had been made under the original Plan, leaving 1,267,357 common shares available for awards under the amended and restated Plan.

10. DIRECTOR/EXECUTIVE COMPENSATION

On August 4, 2005, the Executive Compensation Committee of our Board of Directors (the "Committee") established the terms of our new long-term incentive compensation plan. The plan is intended to reward certain executives for the achievement of certain milestones linked to the Company's strategic plan. Awards under the plan are granted annually and associated with a three-year strategic benchmark that will be determined by the Committee at the beginning of each year. Each annual award will be in the form of a mixture of non-qualified stock options ("NQSOs") or share appreciation rights ("SARs") and performance contingent restricted shares ("restricted shares"). The Committee, in its sole discretion, may issue additional awards at the end of the three-year performance period if the overall benchmark for that period is exceeded.

Additionally, on August 4, 2005, the Committee approved the 2005 award under the long-term incentive compensation plan. The award consists of 50% NQSOs and 50% restricted shares. The NQSOs will vest in thirds on February 4, 2006, December 31, 2006 and December 31, 2007. The restricted shares vest at the end of the three-year cycle based on the attainment of the three-year benchmark. The vesting of no more than half of the original award of restricted shares may be accelerated at the end of each annual measurement period based upon the achievement of interim strategic objectives as determined by the Committee. Any of these restricted shares that have not vested previously will vest at the end of the three-year period if the overall objective is achieved, or will be forfeited if the overall objective is not achieved.

11. INTERIM SEGMENT REPORTING

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

Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows:

	For the three months ended September 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,944	$ 30,882	$ 2,500	$ 5,716	$ 41,042
Elimination of intersegment revenues	-	(27)	(12)	(2,226)	(2,265)
Consolidated revenues	1,944	30,855	2,488	3,490	38,777

Equity in net loss of joint ventures	-	(30)	(38)	-	(68)

Operating income from discontinued operations	489	-	-	-	489

*NOI	1,226	15,405	1,319	(107)	17,843

Total assets	$ 100,764	$ 572,426	$ 8,303	$ 27,319	$ 708,812

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 4,871	$ 90,962	$ 7,471	$ 15,863	$ 119,167
Elimination of intersegment revenues	-	(77)	(18)	(6,683)	(6,778)
Consolidated revenues	4,871	90,885	7,453	9,180	112,389

Equity in net loss of joint ventures	-	(469)	(98)	-	(567)

Operating income from discontinued operations	1,688	-	-	-	1,688

*NOI	3,080	45,880	3,729	(573)	52,116

Total assets	$ 100,764	$ 572,426	$ 8,303	$ 27,319	$ 708,812

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended September 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 628	$ 30,137	$ 2,462	$ 6,988	$ 40,215
Elimination of intersegment revenues	-	(36)	(1)	(2,105)	(2,142)
Consolidated revenues	628	30,101	2,461	4,883	38,073

Equity in net income (loss) of joint ventures	21	(187)	(65)	-	(231)

Operating income from discontinued operations	50	-	-	-	50

*NOI	378	15,366	1,328	311	17,383

Total assets	$ 84,906	$ 589,642	$ 8,957	$ 28,845	$ 712,350

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 628	$ 89,909	$ 7,331	$ 21,829	$ 119,697
Elimination of intersegment revenues	-	(96)	(5)	(6,127)	(6,228)
Consolidated revenues	628	89,813	7,326	15,702	113,469

Equity in net income (loss) of joint ventures	88	(600)	(145)	-	(657)

Operating income from discontinued operations	586	-	-	-	586

*NOI	377	47,244	3,933	1,672	53,226

Total assets	$ 84,906	$ 589,642	$ 8,957	$ 28,845	$ 712,350

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income (loss) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2005	2004	2005	2004

Total NOI for reportable segments	$ 17,843	$ 17,383	$ 52,116	$ 53,226
Depreciation and amortization	(8,494)	(7,782)	(25,165)	(22,831)
General and administrative expense	(1,994)	(1,941)	(6,135)	(5,654)
Interest expense	(10,956)	(9,908)	(31,621)	(29,262)
Equity in net loss of joint ventures	(68)	(231)	(567)	(657)
Minority interest in operating partnership	(16)	(16)	(48)	(48)
Income from discontinued operations:
Operating income	489	50	1,688	586
Gain on disposition of properties, net	17,406	-	21,437	9,682
Income from discontinued operations	17,895	50	23,125	10,268
Consolidated net income (loss)	$ 14,210	$ (2,445)	$ 11,705	$ 5,042

12. CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of September 30, 2005 and no accruals have been made for these matters. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of ours, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages of $1.6 million in performing the work because of the owner's breach of the construction contract. We were named as party defendants, in addition to MOD, in this litigation; however, during 2002, we were dismissed as a party to this litigation. MOD filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of our acquisition of MIGRA from a group that included persons who were our officers and directors, which group could have a material interest adverse to ours because of indemnification obligations owing to us in connection with this litigation. The arbitration proceedings in this matter have been temporarily stayed pending a renewed mediation effort. Should such mediation efforts fail, we intend to vigorously defend ourselves against this claim and pursue its counterclaim, but cannot predict the final outcome of this dispute.

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

13. GUARANTEES

We had previously guaranteed the payment of 50.0% of the mortgage loan balance in connection with Idlewylde Apartments Phase II, a 535-unit multifamily community located in Atlanta, Georgia, developed by our pension fund joint venture partner and us. That loan and the mortgage loan secured by Idlewylde Apartments Phase I were repaid on May 27, 2005, with the proceeds of a single $42.0 million loan that encumbers the entire property. Under the terms of the new loan, we are required to guaranty certain obligations of the borrower including environmental indemnification obligations and typical non-recourse carveouts. Although we have not recorded a liability for a potential loss, we are required by GAAP to estimate the fair value of this guaranty. We have estimated the fair value of the guaranty to be $290,000 and this amount is included as an asset in "Investments in joint ventures, net" and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheet. In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries.

14. SUBSEQUENT EVENTS

Dividends Declared

On November 1, 2005, we paid a dividend of $0.17 per common share, which was declared on September 22, 2005 to shareholders of record on October 14, 2005.

Acquisition of Properties

On October 11, 2005, we completed the acquisition of a 168-unit Market-Rate property located in Atlanta, Georgia. The purchase was funded primarily by mortgage financing on the acquired property, by cash received from the disposition of a Market-Rate property on June 29, 2005, which had previously been escrowed in accordance with Section 1031 of the Internal Revenue Code, and cash previously received through the March 15, 2005 issuance of the trust preferred securities. See Note 4 for further information on the trust preferred securities.

Sale of Properties

On October 24, 2005, we completed the sale of a 460-unit Market-Rate property located in Orlando, Florida. The sale price was $65.0 million and resulted in a gain of approximately $27.0, which will be reported in the fourth quarter of 2005. In connection with the sale, we repaid our $15.0 million line of credit in full including all accrued interest due as of that date and effectively terminated this line of credit which had been secured by this property. The remaining proceeds were deposited directly into escrow with a qualified intermediary as we intend to treat this sale as a Deferred Like Kind Exchange under Section 1031 of the Internal Revenue Code.

Debt

On October 28, 2005, we completed agreements that reduced the interest rates on four of our mortgage notes to LIBOR plus 1.8% or the Prime Loan Rate from LIBOR plus 2.0% or the Prime Loan Rate and extended the maturities on these notes. We are required to make payments of interest only during the extension periods of these mortgage notes. The maturities on these notes were extended as follows:

- a $20.0 million mortgage note due to mature in 2006 was extended to 2009;

- two mortgage notes totaling $9.5 million due to mature in 2006 were extended to 2011; and

- a $29.1 million mortgage note due to mature in 2007 was extended to 2010.

On November 1, 2005, we completed an agreement that reduced the interest rate on our $14.0 million line of credit to 1.8% in excess of LIBOR or the one month reference rate and extended the maturity date for two years to December 2007.

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

  expenditures that cannot be anticipated or controlled such as utility rate and usage increases, unanticipated repairs, and real estate tax valuation reassessments or millage rate increases;

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

  inability to complete a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code; and

  risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview. We are engaged primarily in the ownership and operation of multifamily residential units. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 88.0% of our consolidated revenues were generated from the leasing of these owned units for the nine months ended September 30, 2005, and approximately 88.0% of the rental revenues generated by these owned properties during the nine months ended September 30, 2005 were related to the Market-Rate properties. The operating performance of the properties, particularly the Market-Rate properties, is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets. In recent years, the demand for rental housing in our principal markets has lessened due to increased home purchase competition, primarily driven by low mortgage rates, and also due to the weak economy and related unemployment rates in our principal markets. These factors have resulted in total rental revenue collections for the Market-Rate properties remaining relatively flat over the last few years. Total rental revenue collections are a combination of rental rates, rent concessions and occupancy levels. We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenues. Indicators that we use in measuring these factors include physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income to be an important indicator of our overall performance. Property net operating income (property operating revenues and interest income less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property net operating income and total net operating income, in addition to a reconciliation of total net operating income to consolidated net income (loss) in accordance with GAAP.

2005 Expectations and Overall Strategy. Our expectations for 2005 have been revised as follows:

. Portfolio performance - At the beginning of the year, we expected to increase net collected rents by 2.0% in the Midwest portfolio and 4.0% in all other portfolios located outside the Midwest. Based on our year-to-date performance and our expectations for the balance of the year, we are now expecting increases of 0.5% to 1.0% in the Midwest portfolio and greater than 4.5% outside the Midwest.

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

. Strategic plan - We have broadened our strategic plan to include the use of property sales proceeds to repurchase up to $50.0 million of our common stock.

The timing of asset sales and ultimate use of sale proceeds may have a material impact on our expected results for 2005.

Ohio Tax Law Changes. On June 30, 2005, House Bill Number 66 ("H.B. 66") was signed into law. The bill, effective July 1, 2005, made several changes to Ohio's tax code, including the elimination of a 10.0% property tax rollback for certain real property used in business retroactive to January 1, 2005. As a result of the elimination of this rollback, we anticipate an increase in real estate tax expense of approximately $850,000 on an annualized basis for 2005. We recorded approximately $200,000 and $650,000 of this expense for the three and nine months ended September 30, 2005, respectively. We do not believe that the other changes to Ohio's tax code included in the bill will have a material impact on our financial condition or results of operations for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the nine months ended September 30, 2005 and 2004, are summarized as follows:

Cash Sources (Uses):

	For the nine months
	ended September 30,
(In thousands)	2005	2004

Net cash provided by operating activities	$ 19,421	$ 22,962
Net real estate and fixed asset activity	(36,727)	(8,988)
Increases (decreases) in debt - net	39,475	(1,246)
Payment of debt procurement costs	(1,158)	(53)
Redemption of preferred shares	(56,250)	-
Cash dividends and operating partnership
distributions paid	(14,282)	(14,150)
Exercise of stock options	342	928
Purchase of treasury shares	(8,955)	(74)
Cash decrease	$ (58,134)	$ (621)

Our primary sources of liquidity are cash flow provided by operations and short term borrowings on the line of credit. The decrease in cash provided by operations in 2005 compared to 2004 was primarily due to an increase in property operating and maintenance expenses, an increase in interest expense and a reduction in net painting service revenues. These factors were partially offset by increases in rental revenues and other revenues. Additionally, in April 2005, our CEO repaid two notes totaling $3.4 million, which were scheduled to mature May 1, 2005.

We obtained cash from the following additional sources during 2005:

  $55.1 million in mortgage notes obtained;

  $25.8 million in unsecured debt obtained through the issuance of trust preferred securities; and

  $342,000 in proceeds related to stock option exercises.

We utilized cash for the following additional purposes during 2005:

  $56.3 million to redeem Class A preferred shares (from the funds received in December 2004 through the offering of Class B preferred shares);

  $47.8 million in acquisition, recurring and investment capital additions;

  $35.9 million reduction in mortgage notes;

  $14.3 million in dividends and distributions paid;

  $8.9 million to repurchase our common shares;

  $5.5 million reduction in line of credit borrowings; and

  $1.2 million in debt procurement costs paid.

At September 30, 2005, we had a total of $4.5 million outstanding on our two secured lines of credit and outstanding letters of credit of $53,000 leaving $22.8 million available for additional borrowings. On October 24, 2005, we effectively terminated our $15.0 million line of credit as a result of the sale of the property that secured this line. We are negotiating the terms of a secured line of credit to replace this line with similar capacity.

On October 28, 2005, we completed agreements that reduced the interest rates on four of our mortgage notes to LIBOR plus 1.8% or the Prime Loan Rate from LIBOR plus 2.0% or the Prime Loan Rate and extended the maturities on these notes. We are required to make payments of interest only during the extension periods of these mortgage notes. The maturities on these notes were extended as follows:

- a $20.0 million mortgage note due to mature in 2006 was extended to 2009;

- two mortgage notes totaling $9.5 million due to mature in 2006 were extended to 2011; and

- a $29.1 million mortgage note due to mature in 2007 was extended to 2010.

On November 1, 2005, we completed an agreement that reduced the interest rate on our $14.0 million line of credit to 1.8% in excess of LIBOR or the one month reference rate and extended the maturity date for two years to December 2007.

We anticipate spending approximately $5.4 million for recurring, investment/revenue enhancing and non-recurring capital expenditures for the remainder of 2005. These commitments are expected to be funded from cash flow provided by operating activities, borrowings on our line of credit, refinancings, or sale of properties.

On September 22, 2005, we declared a dividend of $0.17 per common share, which was paid on November 1, 2005 to shareholders of record on October 14, 2005. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

We anticipate that we will meet our liquidity requirements for the remainder of 2005 generally through net cash provided by operations. We believe that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily lines of credit), unsecured borrowings and property sales' proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at September 30, 2005 related to a mortgage loan secured by one of our joint venture properties. See Note 13 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for information related to this guaranty.

Off-Balance Sheet Investments and Financing Commitments. At September 30, 2005, we had investments in two joint ventures that own a total of two multifamily apartment communities (prior to July 1, 2005, one of these properties had been operated as two entities). The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

We have one guaranty obligation related to our joint ventures, which was previously discussed under Guarantees. All of the joint venture properties were encumbered by debt at September 30, 2005.

Acquisitions. On October 11, 2005, we acquired a 168-unit Market-Rate property located in Atlanta, Georgia. The purchase was funded primarily by mortgage financing on the acquired property, by cash received from the disposition of a Market-Rate property on June 29, 2005, which had previously been escrowed in accordance with Section 1031 of the Internal Revenue Code, and cash previously received through the March 15, 2005 issuance of the trust preferred securities.

On March 9, 2005, we acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by bank loans secured by the acquired property and another Market-Rate property.

Dispositions. On August 25, 2005, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $28.0 million and we recorded a gain of $17.4 million, which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. Subsequent to the sale, we entered into a contract to property manage this property and anticipate earning approximately $147,000 in annual fee revenue related to this management contract.

On June 28, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.5 million and we recorded a gain of $4.0 million, which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly into escrow with a qualified intermediary as this sale was treated as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. On October 11, 2005, these proceeds were used to partially fund the acquisition of a 168-unit Market-Rate property, as stated above.

We classified one property as held for sale at September 30, 2005. We tested this property under SFAS 144 and determined that it was not impaired. The results of operations for this property are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented. On October 24, 2005, we completed the sale of this property. The sale price was $65.0 million and resulted in a gain of approximately $27.0, which will be reported in the fourth quarter of 2005. In connection with the sale, we repaid in full, including all accrued interest due as of that date and effectively terminated our $15.0 million line of credit, which had been secured by this property. The balance of the proceeds were deposited directly into escrow with a qualified intermediary as we intend to treat this sale as a Deferred Like Kind Exchange under Section 1031 of the Internal Revenue Code.

Additionally, we entered into contracts to sell an Affordable Housing property and a Market-Rate property, both of which are located in Northeast Ohio. These properties were not classified as held for sale at September 30, 2005, as we believe all significant contingencies surrounding the sales were not resolved at that time.

Management and Service Operations. In August 2005, as previously discussed in Dispositions, we entered into a property management contract with an unrelated third party for a property located in Northeast Ohio. We anticipate a total of $147,000 in annual fee revenue related to this property.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004

In the following discussion, Market-Rate properties represents 57 wholly owned Same Store Market-Rate properties (Market-Rate properties that we have owned during the entirety of the comparison periods). Affordable Housing represents 12 properties subject to HUD regulations. Acquired/Disposed properties represent the properties acquired in July 2004 and March 2005 as well as all sold and held for sale properties.

Overall, the net loss from continuing operations increased in 2005 during both comparison periods. This increase was primarily attributable to increases in property operating and maintenance expenses, depreciation expense, interest expense and a reduction in net income from our painting services during 2005. These increases were partially offset by an increase in rental revenues during 2005.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004:

	Increase (decrease)		Increase (decrease)
	in three month		in nine month
	comparison period		comparison period
(Amounts in thousands)
Rental revenue	$ 1,462	4.6%	$ 3,844	4.1%
Fee revenue and reimbursements	(200)	(5.9)%	(1,164)	(11.9)%
Other revenues	576	47.0%	1,499	45.1%
Net of painting service revenues and expenses	(400)	(107.8)%	(1,599)	(109.3)%
Property operating and maintenance expenses:
Repairs and maintenance	55	1.6%	601	6.7%
Real estate taxes and insurance	438	10.1%	1,549	12.4%
Utilities	261	11.9%	877	12.3%
Personnel	247	5.9%	903	7.2%
Property operating and maintenance expenses	1,222	7.6%	4,327	9.4%
Depreciation and amortization	712	9.2%	2,334	10.2%
Interest expense	1,048	10.6%	2,359	8.1%

Total revenues	704	1.9%	(1,080)	(1.0)%
Total expenses	1,005	3.3%	2,933	3.3%
Income from continuing operations	(1,190)	(47.7)%	(6,194)	(118.5)%

Rental Revenues. Rental revenue collections are impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended
	September 30, 2005
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisition Properties	98.3%	$ 1,039
Market-Rate	93.5%	$ 688
Affordable Housing	99.5%	$ 638

	For the three months ended
	September 30, 2004
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisition Properties	N/A	N/A
Market-Rate	92.4%	$ 671
Affordable Housing	99.6%	$ 628

	For the nine months ended
	September 30, 2005
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisition Properties	98.3%	$1,012
Market-Rate	93.5%	$ 677
Affordable Housing	99.5%	$ 637

	For the nine months ended
	September 30, 2004
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisition Properties	N/A	N/A
Market-Rate	92.4%	$ 668
Affordable Housing	99.6%	$ 627

Rental revenue increased in 2005 during both comparison periods primarily as a result of contributions from the two acquisition properties (one acquired in July 2004 and the second in March 2005). These properties contributed an increase of $1.3 million and $4.1 million for the three and nine month comparison periods, respectively. Rental revenue for the Market-Rate properties increased $160,000 during the three month comparison period primarily due to physical occupancy increases during 2005. During the nine month comparison period, rental revenue decreased for the Market-Rate properties $344,000 primarily as a result of concessions given during the first quarter of 2005 in an effort to maintain physical occupancy. Rental revenue for the Affordable Housing properties increased $35,000 and $107,000 for the three and nine month periods ended September 30, 2005, respectively.

Fee Revenue and Reimbursements. The management and service operations recognized a reduction in both fee revenue and expense reimbursements during both comparison periods. The decrease in fee revenue was due to the reduction in the number of properties that we asset manage for clients. During 2004, four managed properties were sold, one property was transferred to another advisor, and we purchased our joint venture partners' share of one property. As a result, there were no fees earned in 2005 related to these properties. Additionally, asset disposition fees were recognized during the nine month comparison period in 2004 related to the sale of two of these properties. There were no disposition fees recognized in 2005. Reimbursements of expenses from managed properties decreased during both comparison periods. This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in direct property management expenses.

Painting Services Revenues and Expenses. Painting services revenues and expense both decreased during both comparison periods primarily as a result of the completion in 2004 of rehabilitation contracts that were entered into by our subsidiary, Merit Painting Services.

Other Revenue. In 2004, we initiated a refuse reimbursement program that resulted in increases in revenue of $290,000 and $900,000 during the three and nine month comparison periods, respectively. We anticipate that this revenue will level off in the fourth quarter and thereafter. Additionally, in late 2004, we initiated a new allocation program for water and sewer reimbursements. This program has resulted in increases of $180,000 and $290,000 during the three and nine month comparison periods, respectively.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased during both comparison periods primarily as a result of increases in real estate tax expense, utilities expense, personnel expense, and repair and maintenance expense. Real estate taxes increased primarily due to an Ohio tax law change that resulted in an increase in our estimated tax expense of approximately $200,000 and $650,000 for the three and nine month comparison periods, respectively. This law was signed June 30, 2005, and became effective July 1, 2005, retroactive to January 1, 2005. See "Ohio Tax Law Changes" for additional information. Utilities increased primarily due to increased consumption and cost per unit of natural gas and an increase in water and sewer rates in 2005 compared to 2004. The increase in personnel expense was primarily due to salary increases and benefit costs.

Index

Repairs and maintenance expenses increased during 2005 primarily due to increases in unit painting costs and snow removal.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased during both comparison periods primarily as a result of the acquisition of one property in July 2004 and one property in March 2005, and the completion of major renovation work at one of our properties in late 2004.

Interest Expense. Interest expense increased during both comparison periods as a result of debt related to the two acquired properties (acquired in March 2005 and July 2004) and the issuance of the trust preferred securities offset by the reduction in interest associated with the payoff in March 2005 of a $15.6 million mortgage secured by a property and the relinquishment of $26.2 million in mortgage notes related to the sales of a property in June 2005 and a property in August 2005.

Equity in Net Loss of Joint Ventures. The following table presents the historical statements of operations of our beneficial interest in the operations of the joint ventures for the three and nine months ended September 30, 2005 and 2004:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2005	2004	2005	2004

Beneficial interests in joint venture operations
Rental revenue	$ 991	$ 998	$ 2,802	$ 3,209
Cost of operations	514	586	1,618	1,869
	477	412	1,184	1,340
Interest expense	(258)	(341)	(873)	(1,036)
Depreciation	(279)	(297)	(853)	(968)
Amortization	(8)	(9)	(25)	1
Loss from continuing operations	(68)	(235)	(567)	(663)
Income from discontinued operations	-	4	-	6
Net (loss) income	$ (68)	$ (231)	$ (567)	$ (657)

It should be noted that 2004 includes the results of a property in which we were a 24.0% partner. We purchased the 100% interest in this property in July 2004; therefore, the results are included in our Consolidated Financial Statements in 2005.

Income from Discontinued Operations. Included in discontinued operations for the three and nine months ended September 30, 2005 and 2004, are the operating results and the gain related to the sale of a property that was sold in June 2005, a property that was sold in August 2005, and the operating results of a property which was classified as held for sale at September 30, 2005. Additionally, the operating results and the gain related to the sale of a property that was sold in May 2004 are included in discontinued operations for the three and nine months ended September 30, 2004. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2005, we entered into forward contracts to manage our exposure to fluctuations in natural gas prices. We do not expect to use these contracts for trading or other speculative purposes. These contracts have been designated as cash flow hedges and the changes in the fair values are not material to our financial condition or results of operations. Additionally, we are

Index

exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. We occasionally use derivative instruments to manage our exposure to interest rates. See our Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of interest rate sensitive assets and liabilities. As of September 30, 2005, the fair market value of our fixed rate debt decreased approximately $1.7 million or 0.3%, primarily as a result of an increase in interest rates since December 31, 2004 which was partially offset by an increase in fixed rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the three months ended September 30, 2005
				Approximate
				Dollar Value of
			Total Number	Shares That May
			of Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

July 1 through
July 31	-	-	-	$50,000
August 1 through
August 31	380,806	$ 9.71	380,700	$46,305
September 1 through
September 30	523,219	$ 9.97	523,200	$41,089
Total	904,025	$ 9.86	903,900	$41,089

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares equal in value on the day of vesting to the amount of taxes due.

ITEM 6. EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended by the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9b	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9c	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9d	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.8	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.9	Partnership Interests Purchase Agreement dated July 17, 2004 by and among Jeffrey I. Friedman and JIFCO, an Ohio Corporation and Winchester, Inc., an Ohio Corporation	Exhibit 10.21 to Form 10-K filed February 25, 2005.

10.10	Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005). Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.	Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan	Exhibit 10.12 to Form 10-Q filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 1, 2005	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer