Form 10-K
period 2005-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2006-03-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____Commission File Number 1-12486

Associated Estates Realty Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1747603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5025 Swetland Court, Richmond Heights, Ohio	44143-1467
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, without par value	New York Stock Exchange, Inc.

Depositary Shares, each representing 1/10 of a Share of 8.70% Class B Series II	New York Stock Exchange, Inc.
Cumulative Redeemable Preferred Shares, without par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, was $152.3 million as of June 30, 2005.

The number of Common Shares outstanding as of February 23, 2006 was 17,125,026.

DOCUMENTS INCORPORATED BY REFERENCE (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Except as the context otherwise requires, all references to "we", "our", "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

We are a self-administered and self-managed equity real estate investment trust ("REIT"). We were incorporated in the State of Ohio in July 1993 to continue the business of the Associated Estates Group ("AEG"), which was in the business of acquiring, developing and operating multifamily assets. We became a publicly traded company through an initial public offering ("IPO") of our common shares in November 1993 and are currently traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC". Our headquarters is located at 5025 Swetland Court in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and an adjacent 3.7 acre parcel of land suitable for further development or expansion, both of which we own under a ground lease.

We are a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. We own three taxable REIT subsidiaries that provide management and other services to us and to third parties (collectively the "Service Companies"). As of December 31, 2005, we owned or property managed 111 apartment communities in eleven states consisting of 23,752 units. See Item 2 for a state by state listing of our portfolio. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 74 of the 111 apartment communities containing 17,395 units in nine states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are Affordable Housing communities. We also property manage 37 communities in which we do not have an ownership interest, consisting of 6,357 units. Additionally, we asset manage a 186-unit apartment community and one commercial property containing approximately 145,000 square feet. The managed properties are owned by large pension funds, non-profit organizations, and affiliated or non-affiliated third party owners. Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, certain variable interest entities of which we are the primary beneficiary and holder of a majority voting interest, and an Operating Partnership structured as a DownREIT, of which we own 97.0%.

OVERVIEW OF BUSINESS SEGMENTS

We have four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Store Market-Rate ("Market-Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. We have identified these segments based upon types of property and services. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies" of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues, including interest income, for the Acquisition/Disposition, Market-Rate and Affordable Housing segments and deducting direct property management and service companies expense, and painting service expense from total revenues, including interest income, for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principals generally accepted in the United States of America ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner. See Part II, Item 6 of this report on Form 10-K for a reconciliation of NOI to net income (loss).

See Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

Acquisition/Disposition. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year) and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." However, the operating results for sold properties that meet the SFAS 144 criteria are classified to discontinued operations and properties classified as held for sale are also reported in discontinued operations. For additional information regarding discontinued operations, see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. As of December 31, 2005, three acquired properties and one property designated as held for sale were classified in this segment. During 2005, approximately 6.0% of our total NOI was generated by this segment.

Market-Rate. The Market-Rate properties are same store wholly owned conventional multifamily residential properties. As of December 31, 2005, we had 56 owned properties, one of which was a congregate care facility, classified in this segment. During 2005, approximately 87.0% of our total NOI was generated by this segment.

Affordable Housing. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by U.S. Department of Housing and Urban Development ("HUD") pursuant to Section 8 of the National Housing Act of 1937. As of December 31, 2005, we had 12 wholly owned properties classified in this segment. During 2005, approximately 7.0% of our total NOI was generated by this segment.

Management and Service Operations. The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties that we own or have an investment in, as well as to non-owned properties that we manage. Additionally, this segment includes the results from our painting subsidiary, Merit Painting Services. The amount of NOI generated by this segment during 2005 was negligible.

STRATEGY

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for the overall portfolio strategy.

Disposition/Acquisition. We sold two wholly owned properties located in Ohio, one wholly owned property located in Arizona, and one wholly owned property located in Florida during the last three years. Additionally, we sold two joint venture properties, one property located in Ohio and one property located in Pennsylvania. We recognized an aggregate gain on these dispositions of $60.0 million. In 2004, we acquired our joint venture partner's interest in Courtney Chase Apartments, a multifamily community located in Orlando, Florida. We previously had a 24.0% ownership interest in this partnership. In 2005, we acquired a 316-unit property located in Florida and a 168-unit property located in Georgia.

Market-Rate Properties. We plan to enhance the value of our wholly owned portfolio through realization of additional revenue opportunities, containing operating expenses and efficient management. We have specifically targeted portions of Florida, Atlanta or the Baltimore/Washington, DC/Northern Virginia corridor as desirable areas for future acquisitions. We will continue to look for acquisition opportunities in these and other markets that we believe will offer an acceptable return on our investment.

Affordable Housing. We wholly own 12 Affordable Housing properties (comprised of 1,246 units), which have been part of the portfolio since the IPO. While these properties' rent growth is limited due to regulatory restrictions, they have provided a stabilizing influence on the portfolio. We have developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 32 Affordable Housing properties (5,395 units) owned by third parties and one property (108 units) in which we are a joint venture partner.

Fee Management/Advisory Business. We apply our management approach to the management of properties for third parties. We believe that third party property management broadens our knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while at the same time generating fee income.

Financing and Leverage. As of December 31, 2005, conventional mortgages payable, which totaled $546.5 million, were comprised of 54 non-recourse loans, each of which is collateralized by separate mortgages encumbering 54 separate properties. Federally insured mortgage debt of $1.3 million, which was funded through Industrial Development Bonds, encumbered one property at December 31, 2005. We had one $14.0 million line of credit secured by one property as of December 31, 2005. There were no borrowings outstanding under this line at December 31, 2005 or 2004. Our $15.0 million secured line of credit was unavailable at December 31, 2005, because the property securing that credit line was sold. In February 2006, we identified a replacement property to serve as security for this credit line and completed an amendment to the loan terms that increased the credit line to $17.0 million with interest calculated at LIBOR plus1.50%. Borrowings under the line may be restricted based upon the operating performance of the property. There were borrowings of $10.0 million outstanding on this line of credit at December 31, 2004. There were no borrowings outstanding on this line at December 31, 2005. In March 2005, we issued $25.8 million of unsecured Trust Preferred Securities.

INCOME TAXES

See Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

COMPETITIVE CONDITIONS

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K.

CUSTOMERS

Our business, taken as a whole, is not dependent upon any single customer or a few customers.

EMPLOYEES

At February 24, 2006, we employed approximately 728 people. Satisfactory relations have generally prevailed between us and our employees.

AVAILABLE INFORMATION

Shareholders may obtain, free of charge from our Internet site at http://www.aecrealty.com, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission ("SEC").

REPORTS TO SECURITY HOLDERS

We issue annual reports to our security holders which contain financial statements.

Item 1A. Risk Factors

We are subject to certain risks and uncertainties as described below. These risks and uncertainties are not the only ones we face and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our ability to pay dividends on, and the market price of, our equity securities may be adversely affected if any of such risks are realized.

We are subject to risks inherent in the ownership of real estate. We own and manage multifamily apartment communities that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition, the value of our properties and our ability to make distributions to our shareholders will be dependent upon our ability to operate our properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

  changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;
  a lessening of demand for the multifamily units that we own or manage;
  competition from other available multifamily units and changes in market rental rates;
  increases in property and liability insurance costs;
  changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);
  changes in government regulations affecting properties the rents of which are subsidized and certain aspects of which are regulated by the United States Department of Housing and Urban Development ("HUD") and other properties we own;
  changes in or termination of contracts relating to our third party management and advisory business;
  our inability to renew current contracts with HUD for rent-subsidized properties at existing rents;
  weather and other conditions that might adversely affect operating expenses;
  expenditures that cannot be anticipated, such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
  our inability to control operating expenses or achieve increases in revenues;
  the results of litigation filed or to be filed against us;

changes in tax legislation;

  risks related to our joint ventures;
  risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

catastrophic property damage losses that are not covered by our insurance;

risks associated with property acquisitions such as environmental liabilities, among others;

  changes in market conditions that may limit or prevent us from acquiring or selling properties; and
  the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

We are dependent on rental income from our multifamily apartment communities. If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders will be adversely affected.

Our multifamily apartment communities are subject to competition. Our apartment communities are located in developed areas that include other apartment communities. Our apartment communities also compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes, in attracting residents. This competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

The properties we own are primarily concentrated in Ohio, Michigan, Indiana, Pennsylvania, Florida and Georgia. As of December 31, 2005, approximately 55%, 18%, 5%, 3%, 8% and 5% of the units in properties we own are located in Ohio, Michigan, Indiana, Pennsylvania, Florida and Georgia, respectively. Our performance, therefore, is linked to economic conditions and the market for available rental housing in these states. The decline in the market for apartment housing in Ohio, or to a lesser extent, those other states, may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

We own or manage properties that are subject to government programs. As of December 31, 2005, we own directly or through subsidiaries or joint ventures 13 properties with 1,354 units and manage, through one or more affiliates, 32 properties with approximately 5,395 units, that benefit from some form of interest rate or rental subsidy and therefore are subject to governmental programs administered by HUD. As a condition to the receipt of assistance under HUD programs, many of the properties must comply with various HUD requirements, which typically include maintenance of decent, safe and sanitary housing, HUD approval of rent adjustments, and, in the case of a HUD insured mortgage, approval of a transfer of the property. We can give no assurance that we will be able to renew current agreements with HUD at existing or higher rents. HUD requirements and other current and future laws regarding the provision of affordable housing, and any changes to existing law making it more difficult to meet such requirements, could adversely affect our results of operations, financial condition and ability to make distributions to our shareholders.

Our insurance may not be adequate to cover certain risks. There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks, that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our equity in the affected property as well as the anticipated future cash flow from that property. Any such loss could have a material adverse effect on our business, financial condition and results of operations.

Debt financing could adversely affect our performance. A majority of our assets are encumbered by project specific, non-recourse, non-cross-collateralized mortgage debt. There is a risk that these properties will not have sufficient cash flow from operations for payments of required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

Real estate investments are generally illiquid, and we may not be able to sell our properties when it is economically or strategically advantageous to do so. Real estate investments generally cannot be sold quickly, and our ability to sell properties may be affected by market conditions. We may not be able to diversify or vary our portfolio promptly in accordance with our strategies or in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the "Code") limit the ability of a REIT to sell its properties in some situations when it may be economically advantageous to do so, thereby potentially adversely affecting our ability to make distributions to our shareholders.

Our access to public debt markets is limited. Substantially all of our debt financings are secured by mortgages on our properties because of our limited access to public debt markets.

Revenues from third party management may further decline. Certain of our pension fund clients intend to sell properties we currently manage for them, thus we are likely to lose the property management fees and asset management fees associated with those properties if and when those properties are ultimately sold. We could lose a significant portion of our third party management revenues if that client failed to renew our management agreements for those properties. Fifty-nine percent of the properties we manage for third parties are owned or controlled by a single client.

Litigation that may result in unfavorable outcomes. Like many real estate operators, we are frequently involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred.

Our financial results may be adversely impacted if we are unable to sell properties and employ the proceeds in accordance with our strategic plan. Our ability to pay down debt, reduce our interest costs, buy back stock and acquire properties is dependent upon our ability to sell the properties we have selected for disposition at the prices and within the deadlines we have established for each respective property.

The costs of complying with laws and regulations could adversely affect our cash flow and ability to make distributions to our shareholders. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990, to be accessible to the handicapped. Other laws also require apartment communities to be handicap accessible. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments. If compliance with these laws involves substantial expenditures or must be made on an accelerated basis, our ability to make distributions to our shareholders could be adversely affected.

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other law imposes on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the apartment communities or on the land upon which they are located.

We are subject to the risks associated with investments through joint ventures. Two of our properties are owned by joint ventures in which we do not have a controlling interest. We may enter into joint ventures, including joint ventures that we do not control, in the future. Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer's interest in the joint venture or the interest could be sold to a third party. We also may guarantee the indebtedness of our joint ventures. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

We are subject to risks associated with development, acquisition and expansion of multifamily apartment communities. Development projects and acquisitions and expansions of apartment communities are subject to a number of risks, including:

  availability of acceptable financing;
  competition with other entities for investment opportunities;
  failure by our properties to achieve anticipated operating results;
  construction costs of a property exceeding original estimates;
  delays in construction; and
  expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

We may fail to qualify as a REIT and you may incur tax liability as a result. Commencing with our taxable year ending December 31, 1993, we have operated in a manner so as to permit us to qualify as a REIT under the Code, and we intend to continue to operate in such a manner. Although we believe that we will continue to operate as a REIT, no assurance can be given that we will remain qualified as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the cash available for distribution to our shareholders could be reduced or eliminated for each of the years involved.

Our ownership limit may discourage takeover attempts. With certain limited exceptions, our Second Amended and Restated Articles of Incorporation, as amended and supplemented to date, prohibit the ownership of more than 4.0% of the outstanding common shares and more than 9.8% of the shares of any series of any class of our preferred shares by any person. These restrictions are likely to have the effect of precluding acquisition of control of us without our consent even if a change in control is in the interests of shareholders.

We are subject to control by our directors and officers. Our directors and executive officers and members of their family owned approximately 18.0% of our common shares as of December 31, 2005. Accordingly, those persons have substantial influence over us and the outcome of matters submitted to our shareholders for approval.

We depend on our key personnel. Our success depends to a significant degree upon the continued contribution of key members of our management team, who may be difficult to replace. The loss of services of these executives could have a material adverse effect on us. There can be no assurance that the services of such personnel will continue to be available to us. Mr. Jeffrey I. Friedman, Associated Estates' Chairman of the Board, President and Chief Executive Officer, is a party to an employment agreement with Associate Estates. We do not hold key-man life insurance on any of our key personnel.

Item 1B. Unresolved Staff Comments

None.

Item 2. The Properties

Our Portfolio. The following table represents our portfolio as of December 31, 2005, which consists of properties we owned, directly or indirectly, properties in which we are a joint venture partner and properties we manage.

	Total Number	Total Number
	of Properties at	of Units at
	December 31, 2005	December 31, 2005
Wholly Owned Properties
Market-Rate Properties:
Florida	2	668
Georgia	2	706
Indiana	3	836
Maryland	3	667
Michigan	11	2,888
North Carolina	1	276
Ohio	32	7,693
Pennsylvania	1	468
Texas	1	104
	56	14,306
Affordable Housing Properties:
Ohio	12	1,246
Acquisition/Disposition Properties:
Florida	2	604
Georgia	1	168
Ohio	1	120
	4	892

Total wholly owned properties	72	16,444

Joint Ventures:
Market-Rate Property:
49.0% owned - Georgia	1	843
Affordable Housing Property:
50.0% owned - Ohio	1	108
Total joint ventures	2	951

Managed for Pension Fund Clients:
Market-Rate Properties:
Colorado	1	258
Illinois	1	340
Michigan	1	301
	3	899
Managed for Other Third Parties:
Affordable Housing Properties:
Florida	2	200
Ohio	26	4,701
Pennsylvania	4	494
	32	5,395
Market-Rate Properties:
Ohio	2	63
	34	5,458
Total managed properties	37	6,357
Total Portfolio	111	23,752

Other Properties:		Units/Square Feet
Asset Managed for Third Parties:
Multifamily:
Texas	1	186
Commercial:
California	1	145,000
	2
	Total Number	Age of Owned
Wholly Owned and Joint Venture Properties	of Units at	Properties at
	December 31, 2005	December 31, 2005(a)

Wholly Owned Properties
Market-Rate Properties:

Florida
Cypress Shores	300	14
Windsor Pines	368	7
	668
Georgia
The Falls	520	19
Morgan Place	186	16
	706
Indiana
Residence at White River	228	14
Steeplechase	264	7
Waterstone Apartments	344	8
	836
Maryland
Annen Woods	131	18
Hampton Point	352	19
Reflections	184	20
	667
Michigan
Arbor Landings	328	10
Aspen Lakes Apartments	144	24
Central Park Place	216	17
Country Place Apartments	144	16
Clinton Place Apartments	202	17
Georgetown Park Apartments	480	11
Oaks and Woods at Hampton	544	17
The Landings at the Preserve	190	14
Spring Brook Apartments	168	17
Spring Valley Apartments	224	18
Summer Ridge	248	14
	2,888
North Carolina
Windsor Falls	276	11

Ohio
Arrowhead Station	102	18
Barrington	288	6
Bay Club	96	15
Bedford Commons	112	18
Bradford at Easton	324	9
Colony Bay East	156	11
Country Club Apartments	316	16
Hawthorne Hills Apartments	88	32
Heathermoor	280	16

(a) Age of property is determined by subtracting the year the property was built or the year the property was rehabed from 2005.

	Total Number	Age of Owned
Wholly Owned and Joint Venture Properties	of Units at	Properties at
	December 31, 2005	December 31, 2005 (a)

Wholly Owned Properties

Ohio (Continued)
Kensington Grove	76	10
The Cloisters	506	15
Lake Forest	192	11
Mallard's Crossing	192	15
Muirwood Village at Bennell	164	17
Oak Bend Commons Apartments	102	8
Pendleton Lakes East	256	12
Perimeter Lakes	189	13
Portage Towers	376	32
Remington Place	234	15
Residence at Christopher Wren	264	12
Residence at Turnberry	216	14
Saw Mill Village	340	18
Sterling Park	128	11
The Oaks	50	20
Vantage Villa	150	31
Village at Avon	312	4
North Pointe	949	34
Westchester Townhouses	136	16
Western Reserve	108	7
Westlake Investment	7	20
Williamsburg at Greenwood Village	260	11
Winchester	724	29
	7,693
Pennsylvania
Chestnut Ridge	468	19

Texas
Fleetwood Apartments	104	12

Affordable Housing Properties:
Ohio
Ellet	100	27
Hillwood I	100	29
Puritas Place	100	24
Riverview Towers	98	26
Shaker Park Gardens II	151	41
State Road Apartments	72	28
Statesman II	47	18
Sutliff Apartments	185	26
Tallmadge Acres	125	24
Twinsburg Apartments	100	26
Village Towers	100	26
West High Apartments	68	24
	1,246

(a) Age of property is determined by subtracting the year the property was built or the year the property was rehabed from 2005.

	Total Number	Age of Owned
	of Units	Properties at
	December 31, 2005	December 31, 2005 (a)
Acquisition/Disposition Properties:
Florida
Alta Lago (Acquired March 2005)	316	2
Courtney Chase (Acquired July 2004)	288	2
	604
Georgia
Cambridge at Buckhead (Acquired October 2005)	168	10
Ohio
Gates Mills Club (Held for sale at December 31, 2005)	120	25
Total wholly owned properties	16,444

Joint Venture Properties
Market-Rate Property:
49% Owned - Georgia
Idlewylde	843	5

Affordable Housing Property:
50% Owned - Ohio
Lakeshore Village	108	23
Total joint venture properties	951

			Anticipated
	Location	Units	Completion

Undeveloped Land Parcels:		Acres
Aspen Lakes land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve land	Battle Creek, MI	4.3	On Hold
Westlake land	Westlake, OH	39.0	On Hold
Wyndemere land	Franklin, OH	10.0	On Hold
Total undeveloped land parcels		72.8

(a) Age of property is determined by subtracting the year the property was built or the year the property was rehabed from 2005.

Indebtedness Encumbering the Properties. We have financed and, in many cases, refinanced the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness. Of the seventy-two wholly owned properties, sixteen properties are unencumbered (two Market-Rate properties, two Acquisition/Disposition properties, and twelve Affordable Housing properties), fifty-four properties are encumbered by conventional mortgages, (fifty-two Market-Rate properties and two Acquisition/Disposition properties), one property secures the line of credit and one property is encumbered by a mortgage insured by HUD under programs administered pursuant to Section 221(d)(4) of the National Housing Act (reference is made to Affordable Housing in Item 1). In February 2006, we defeased a $4.6 million loan encumbering a Market-Rate property. Additionally in February 2006, one of the unencumbered Market-Rate properties was added as replacement security on one of our lines of credit. For additional information, see Note 20 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 3. Legal Proceedings

For information concerning current legal proceedings, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	54	Chairman of the Board, President and Chief Executive Officer
Martin A. Fishman	64	Vice President, General Counsel and Secretary
Lou Fatica	39	Vice President, Treasurer and Chief Financial Officer
John T. Shannon	44	Senior Vice President, Operations

Jeffrey I. Friedman has served as our Chairman of the Board and Chief Executive Officer since the Company was organized in 1993 and served as our President from the Company's organization until February 24, 2000. In August 2002, Mr. Friedman reassumed the role of President. Mr. Friedman joined AEG in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

Martin A. Fishman has been our Vice President, General Counsel and Secretary since the Company's organization. Mr. Fishman joined AEG in 1986 as Vice President - General Counsel of Associated Estates Corporation, a position he held until the formation of the Company.

Lou Fatica joined the Company in 1999 as Controller, and was promoted to Vice President-Controller during 2000. On March 15, 2001, Mr. Fatica became Vice President, Treasurer and Chief Financial Officer of the Company. Mr. Fatica is a Certified Public Accountant (CPA), a member of the American Institute of Certified Public Accountants (AICPA) and the Ohio Society of CPA's.

John T. Shannon joined the Company in 2004 as Senior Vice President, Operations. Mr. Shannon had previously held the position of Vice President of Operations for The Shelter Group. Mr. Shannon has 16 years of property management experience.

In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:

Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing. Mr. Duffy previously held the position of Senior Vice President of Marketing for The Shelter Group. He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University. Mr. Duffy has 20 years of experience in the real estate industry and is 44 years old.

Barbara E. Hasenstab, Vice President of Investor Relations and Corporate Communications, joined the Company in 1996 as Director of Investor Relations and became Vice President of Investor Relations in 1998. Ms. Hasenstab has 27 years of experience in investor relations, is a member of the National Investor Relations Institute and is 52 years old.

Jenee McClain-Bankhead joined the Company in 1994. She is currently a Regional Vice President and is responsible for the Affordable Housing portfolio and related Affordable Housing fee management business for third parties. Ms. McClain-Bankhead holds the designations of Certified Financial Manager, Certified Occupancy Specialist and Certified Credit Compliance Professional and is 35 years old.

Beth L. Stoll joined the Company in 2004 as a Regional Vice President. She is responsible for the Market-Rate properties that we own and manage in Georgia, Maryland, Indiana, Florida and Central Ohio. Ms. Stoll previously held the position of Regional Vice President for The Shelter Group. Ms. Stoll has 21 years of property management experience and is 50 years old.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange under the trading symbol "AEC."

The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the New York Stock Exchange (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2005		2004		2005	2004
	High	Low	High	Low

First Quarter	$ 10.08	$ 9.69	$ 9.23	$ 7.44	$ 0.17	$ 0.17
Second Quarter	10.00	8.65	9.11	7.20	0.17	0.17
Third Quarter	9.92	9.19	10.12	7.83	0.17	0.17
Fourth Quarter	9.78	8.67	10.49	9.51	0.17	0.17
					$ 0.68	$ 0.68

On February 23, 2006, there were approximately 908 holders of record and approximately 6,700 beneficial owners of our common shares.

For information concerning security ownership of certain beneficial owners and management and related shareholder matters, reference is made to Part III, Item 12 of this report on Form 10-K.

We maintain a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in our common shares. Under the plan, the administrator of the plan will purchase shares directly from us (either treasury shares or newly-issued common shares), in the open market, or in privately negotiated transactions with third parties on behalf of participating shareholders.

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. The following table sets forth our repurchase activities for the fourth quarter of 2005:

Issuer Purchases of Equity Securities For the Three Months Ended December 31, 2005
				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of	Under the Plans
	Total Number of	Price Paid	Publicly Announced	or Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

October 1 through
October 31	261,900	$ 9.24	261,900	$ 38,669
November 1 through
November 30	515,691	$ 9.30	515,600	$ 33,874
December 1 through
December 31	137,300	$ 9.15	137,300	$ 32,618
Total	914,891	$ 9.26	914,800	$ 32,618

Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due.

Item 6. Selected Financial Data

The following tables set forth selected financial and other data for us on a consolidated basis. The historical financial information contained in the tables has been derived from and should be read in conjunction with (i) our consolidated financial statements and notes thereto and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations both included elsewhere herein.

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly rental revenues)
	2005	2004	2003	2002	2001
Operating Data:
Revenues
Property revenues	$ 137,588	$ 129,735	$ 127,548	$ 127,387	$ 130,339
Management and service operations:
Fees, reimbursements and other	11,746	13,505	14,511	20,740	24,720
Painting services	1,094	6,147	2,827	1,642	2,196
Total revenues	150,428	149,387	144,886	149,769	157,255

Total expenses	(121,847)	(116,800)	(117,257)	(117,770)	(118,699)

Interest income	646	313	159	326	397
Interest expense	(42,753)	(39,201)	(39,550)	(39,384)	(40,493)

(Loss) income before gain on disposition of properties and
land, net, gain on disposition of investment, equity in net
loss of joint ventures, gain on sale of partnership interest,
minority interest, and income from discontinued operations	(13,526)	(6,301)	(11,762)	(7,059)	(1,540)
Gain on disposition of properties and land, net	-	-	-	227	7,047
Gain on disposition of investment	150	-	-	-	-
Equity in net loss of joint ventures	(644)	(923)	(1,157)	(1,627)	(328)
Gain on sale of partnership interest	-	-	1,314	-	-
Minority interest in operating partnership	(63)	(63)	(75)	(324)	(478)
(Loss) income from continuing operations	(14,083)	(7,287)	(11,680)	(8,783)	4,701
Income from discontinued operations:
Operating income	1,753	929	767	602	206
Gain on disposition of properties, net	48,536	9,682	-	9,660	-
Income from discontinued operations	50,289	10,611	767	10,262	206
Net income (loss)	36,206	3,324	(10,913)	1,479	4,907
Preferred share dividends	(5,130)	(5,805)	(5,484)	(5,485)	(5,484)
Original issuance costs related to redemption of preferred shares	(2,163)	-	-	-	-
Net income (loss) applicable to common shares	$ 28,913	$ (2,481)	$ (16,397)	$ (4,006)	$ (577)

Earnings per common share - Basic:
(Loss) income from continuing operations applicable to
common shares	$ (1.12)	$ (.67)	$ (.89)	$ (.74)	$ (.04)
Income from discontinued operations	2.63	54.04		.53	.01
Net income (loss) applicable to common shares	$ 1.51	$ (.13)	$ (.85)	$ (.21)	$ (.03)
Weighted average number of common shares outstanding	19,162	19,519	19,401	19,343	19,415
Earnings per common share - Diluted:
(Loss) income from continuing operations applicable to
common shares	$ (1.12)	$ (.67)	$ (.89)	$ (.74)	$ (.04)
Income from discontinued operations	2.63	54.04		.53	.01
Net income (loss) applicable to common shares	$ 1.51	$ (.13)	$ (.85)	$ (.21)	$ (.03)
Weighted average number of common shares outstanding	19,162	19,519	19,401	19,343	19,415

Dividends declared per common share	$ .68	$ .68	$ .68	$ .92	$ 1.25

Cash flow data:
Cash flow provided by operations	$ 24,376	$ 32,935	$ 30,758	$ 32,897	$ 26,845
Cash flow provided by (used for) investing activity	4,421	(12,745)	(11,509)	13,260	(7,983)
Cash flow (used for) provided by financing activity	(50,798)	37,332	(15,937)	(48,421)	(16,264)

	2005	2004	2003	2002	2001
Balance Sheet Data at December 31:
Real estate assets, net	$ 645,937	$ 665,268	$ 661,585	$ 683,058	$ 716,079
Total assets	719,242	762,917	704,793	735,303	775,624
Total debt	573,570	557,279	543,496	540,498	552,069
Total shareholders' equity	108,980	163,590	121,428	150,865	171,996

Other Data:
Net operating income (a) (c)	$ 71,078	$ 71,286	$ 65,587	$ 70,565	$ 76,408
Total properties (at end of period) - includes joint ventures	74	76	78	79	84

Total multifamily units (at end of period) - includes joint ventures	17,395	17,854	18,313	18,313	19,807
Average monthly rental revenues per multifamily unit	$ 675	$ 671	$ 670	$ 659	$ 653
Physical occupancy (b)	92.9%	91.7%	92.7%	87.4%	90.5%

(a) We evaluate the performance of our reportable segments based on NOI. NOI is determined by deducting property operating and maintenance expenses, direct property management and service companies expenses and painting service expense from total revenues (including interest income). We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property and management and service company level performance. NOI should not be considered (i) as an alternative to net income determined in accordance with Generally Accepted Accounting Principles ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define NOI in a different manner.

(b) Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(c) Reconciliation of NOI to net income (loss):

	2005	2004	2003	2002	2001
Net operating income	$ 71,078	$ 71,286	$ 65,587	$ 70,565	$ 76,408
Depreciation and amortization	(33,852)	(30,615)	(31,715)	(31,224)	(30,491)
General and administrative expense	(7,999)	(7,771)	(6,084)	(7,016)	(6,964)
Interest expense	(42,753)	(39,201)	(39,550)	(39,384)	(40,493)
Gain on disposition of properties and land, net	-	-	-	227	7,047
Gain on disposition of investment	150	-	-	-	-
Equity in net loss of joint ventures	(644)	(923)	(1,157)	(1,627)	(328)
Gain on sale of partnership interest	-	-	1,314	-	-
Minority interest in operating partnership	(63)	(63)	(75)	(324)	(478)
Income from discontinued operations:
Operating income	1,753	929	767	602	206
Gain on disposition of properties, net	48,536	9,682	-	9,660	-
Income from discontinued operations	50,289	10,611	767	10,262	206
Net income (loss)	$ 36,206	$ 3,324	$ (10,913)	$ 1,479	$ 4,907

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion contains forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including, but not limited to, preliminary expectations regarding our 2006 performance which is based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects", "projects", "believes", "plans", "anticipates," and similar expressions are intended to identify forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty that could cause our actual results to differ from estimates or projections contained in these forward-looking statements. For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A.

Overview. We are engaged primarily in the operation of multifamily residential units that we own. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 91.0% of our consolidated revenues were generated from the leasing of these owned units for the year ended December 31, 2005, and approximately 87.0% of the property revenues generated by these owned properties during the year ended December 31, 2005, were related to the Market-Rate properties.

We consider property NOI to be an important indicator of our overall performance. Property NOI (property operating revenues and interest income less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 19 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information regarding property NOI and total net operating income, in addition to a reconciliation of total NOI to consolidated net income (loss) in accordance with accounting principals generally accepted in the United States of America ("GAAP").

Our four reportable segments are based upon types of property and services and consist of our Market-Rate properties (80.0% of revenues), properties we acquired, developed or sold within the prior year, which segment is referenced as Disposition/Acquisition (4.9% of total revenues), our Affordable Housing properties (6.6% of total revenues) and Management and Service Operations (8.5% of revenues of which 91.4% is derived from third party asset and property management operations).

Our Same Store Market-Rate Midwest portfolio, consisting of 47 properties, containing 11,885 units, accounts for 62.7% of our revenues and 65.7% of our NOI. While we achieved modest growth in net collected rents of less than 1.0% in our Midwest markets, we face continuing challenges in achieving higher growth in this market primarily due to a sluggish Midwest economy with higher unemployment rates, lack of job growth and low mortgage interest rates that have resulted in more would-be apartment residents opting instead for home ownership. In response to these conditions, our strategy is to reduce our Midwest property exposure by selling certain Midwest properties and acquiring properties in other markets that have a greater potential for growth. In 2005, we sold a 279-unit property located in Cleveland, Ohio and acquired a 316-unit property located in West Palm Beach, Florida and a 168-unit property located in Atlanta, Georgia.

In 2006, we intend to continue with our strategy of reducing our Midwest presence by selling properties. However, strong competition for replacement properties in our targeted growth markets are likely to hinder our ability to find suitable replacement properties that satisfy our investment criteria. We may also consider selling assets in any market, including the Mid-Atlantic and Southeast markets, where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide a significantly greater return on equity and an increase in cash flow.

Another major challenge for us is to reduce overall interest rate charges on our borrowings, currently a weighted average of 7.4%. We plan to accomplish this goal by using sale proceeds to pay off debt or refinance existing debt at lower interest rates.

In order to increase property NOI, we plan to continue to focus our efforts on improving revenues, controlling costs and realizing operational efficiencies at the asset level, both regionally and portfolio-wide.

2006 Expectations:

  Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 2.75% to 3.25% in 2006, with operating margins remaining relatively flat.

  Interest expense and General and Administrative expense - We expect interest expense to decrease approximately $2.6 million based on utilizing sale proceeds to pay down or refinance debt at lower interest rates. Defeasance costs associated with these prepayments are expected to be approximately $8.0 million. Additionally, general and administrative expenses are expected to increase approximately 10.0% as a result of anticipated increases in payroll and bonuses and other costs.

  Property sales - We plan to sell at least $75.0 million of properties in 2006.

Share Buyback - We plan to continue to use a portion of property sales proceeds to repurchase our common stock. Under our Board of Directors' 2005 authorization to repurchase up to $50.0 million of our common shares, we had $32.6 million still available to purchase as of December 31, 2005.

Ohio Tax Law Changes. On June 30, 2005, House Bill Number 66 ("H.B. 66") was signed into law. The bill, effective July 1, 2005, made several changes to Ohio's tax code, including the elimination of a 10.0% property tax rollback for certain real property used in business retroactive to January 1, 2005. As a result of the elimination of this rollback, we recognized an increase in real estate tax expense of approximately $805,000 for the year ended December 31, 2005, compared to the year ended December 31, 2004, and anticipate that the 2006 real estate tax expense related to the rollback will be similar. We do not believe that the other changes to Ohio's tax code included in the bill will have a material impact on our financial condition or results of operations in 2006.

Federal Income Taxes. We have elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing we continue to qualify as a REIT, we will generally not be subject to federal income tax on net income. However, our Service Companies are subject to federal income tax.

A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer. As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a Taxable REIT Subsidiary ("TRS") that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations. We have elected TRS status for all of our Service Companies.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:

Cash Sources (Uses):

	For the year ended December 31,
(In thousands)	2005	2004	2003

Net cash provided by operating activities	$ 24,376	$ 32,935	$ 30,758
Real estate and fixed asset additions	(74,318)	(22,338)	(13,850)
Net proceeds from property dispositions	78,739	9,593	-
Joint venture distribution from sale proceeds	-	-	475
Other investing activities	-	-	1,866
Increases (decreases) in debt - net	42,787	(1,399)	3,000
Issuance of 8.7% Class B Cumulative
Redeemable Preferred Shares	-	56,793	-
Redemption of Class A Preferred Shares	(56,250)	-	-
Cash dividends and operating partnership
distributions paid	(18,742)	(18,863)	(18,809)
Purchase of treasury shares under repurchase plan	(17,382)	-	-
Net cash from other financing activities	(1,211)	801	(128)
Cash (decrease) increase	$ (22,001)	$ 57,522	$ 3,312

Our primary sources of liquidity are cash flow provided by operations, short term borrowings on the lines of credit and proceeds from property sales. The decrease in cash provided by operations in 2005 compared to 2004 was primarily due to an increase in property operating and maintenance expenses, an increase in interest expense and a reduction in net painting service revenues. These factors were partially offset by increases in property revenues. See the discussion of our results of operations below for additional information regarding these fluctuations. Additionally, in April 2005, our CEO repaid two notes totaling $3.4 million, which were scheduled to mature May 1, 2005.

We obtained cash from the following additional sources during 2005:

  $87.9 million in mortgage notes obtained;

  $78.7 million in net proceeds from the sale of properties;

  $25.8 million obtained through the issuance of trust preferred securities; and

  $493,000 in proceeds related to stock option exercises.

We utilized cash for the following additional purposes during 2005:

  $74.3 million in acquisition, recurring and investment capital additions;

  $60.9 million reduction in mortgage notes;

  $56.3 million to redeem Class A preferred shares (from the funds received in December 2004 through the offering of Class B preferred shares);

  $18.7 million in dividends and distributions paid;

  $17.4 million to repurchase our common shares;

  $10.0 million reduction in line of credit borrowings; and

  $1.7 million in debt procurement costs paid.

Cash provided by operations during 2004 increased compared to 2003 primarily as a result of improved performance at the properties due to increased property revenues and decreased property operating and maintenance expenses, which were partially offset by an increase in general and administrative expenses. We received cash proceeds of $9.6 million from the sale of one operating property, of which $7.9 million was used to purchase the 100% interest in a joint venture partnership in which we were a 24.0% partner. (See Note 2 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K). We issued $58.0 million of 8.7% Class B Cumulative Redeemable Preferred Shares and received net cash proceeds of $56.8 million after incurring costs of $1.2 million. The net funds received from this issuance were used in January 2005 to redeem all of the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares. Additionally, we received $928,000 from the exercise of stock options.

Lines of Credit. At December 31, 2005, we had a $14.0 million line of credit available for regular borrowings and letter of credit transactions. This line is secured by a Market-Rate property. At December 31, 2005, a letter of credit in the amount of $53,000 had been issued against this line. This line of credit matures on December 31, 2007. Borrowings under this line of credit bear interest at either the one month reference rate or LIBOR plus 1.8% at our option. There were no borrowings outstanding at either December 31, 2005 or December 31, 2004 on this line.

Our $15.0 million secured line of credit was unavailable at December 31, 2005, because the property securing that credit line was sold. In February 2006, we identified a replacement property to serve as security for this credit line and amended the loan terms by increasing the credit line to $17.0 million with interest calculated at LIBOR plus1.50%. Borrowings under the line may be restricted based upon the operating performance of the property. There were borrowings of $10.0 million outstanding on this line of credit at December 31, 2004. There were no borrowings outstanding on this line at December 31, 2005.

Shelf Availability. We have a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering, from time to time, of debt securities, preferred shares, depositary shares, common shares and common share warrants. In December 2004, we issued $58.0 million of 8.7% Class B Series II Cumulative Redeemable Preferred Shares under this registration statement. The remaining availability under the shelf registration at December 31, 2005 is $214.7 million. Currently, we do not have access to issue any debt securities under this shelf registration.

Liquidity: Normal Business Operations. We anticipate that we will meet our business operations and liquidity requirements for the upcoming year generally through net cash provided by operations. We believe that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily the lines of credit), and property sales proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Liquidity: Non-Operational Activities. Our main source for paying down debt, acquiring properties or buying back our stock is expected to be the net proceeds from the sale of properties. Although we intend to sell at least $75.0 million of properties in 2006, market conditions and other factors may adversely impact our ability to execute such sales.

Long Term Contractual Obligations. The following table summarizes our long term contractual obligations at December 31, 2005 as defined by Item 303(a)5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2011 and
Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	Later Years
Mortgages payable-principal	$ 573,570	$ 6,436	$ 121,482	$ 275,583	$ 170,069
Mortgages payable-interest	221,720	45,259	73,650	43,606	59,205
Capital lease obligations	9	9	-	-	-
Operating leases	1,211	113	205	104	789
Purchase obligations	9,117	7,411	1,376	330	-
Total	$ 805,627	$ 59,228	$ 196,713	$ 319,623	$ 230,063

Mortgages Payable-Principal. Mortgages payable-principal includes principal payments on all property specific mortgages and lines of credit. For detailed information about our debt, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Mortgages Payable-Interest. Mortgages payable-interest includes accrued interest at December 31, 2005 and interest payments as required based upon the terms of the mortgages in existence at December 31, 2005. Interest related to floating rate debt is calculated based on applicable rates as of December 31, 2005.

Capital and Operating Leases. We lease certain equipment and facilities under both capital and operating leases. For detailed information about our lease obligations, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Purchase Obligations. Purchase obligations represent agreements to purchase goods or services that are legally binding and enforceable and that specify all significant terms of the agreement. Our purchase obligations include, but are not limited to, contracts that individual properties have entered into in the normal course of operations, such as landscaping, snow removal, elevator maintenance, security, etc, as well as obligations entered into at the corporate level. Obligations included in the above table represent agreements dated December 31, 2005 or earlier.

Included in the above table is the fair value of a guaranty related to joint venture debt. See Note 11 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information related to this guaranty. We have not included in the above table the possible redemption of OP units.

Preferred Share Redemption. On January 6, 2005, we redeemed all of our 9.75% Class A Cumulative Redeemable Preferred Shares in the amount of $56.3 million. The redemption was funded entirely from proceeds related to the issuance of $58.0 million of 8.7% Class B Series II Cumulative Redeemable Preferred Shares in December 2004. For additional information related to the issuance, see Note 14 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Dividends. On December 9, 2005, we declared a dividend of $0.17 per common share which was paid on January 23, 2006 to shareholders of record on December 29, 2005. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate. Additionally, on February 15, 2006, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 15, 2006 to shareholders of record on March 1, 2006.

Capital Expenditures. We anticipate incurring $15.2 million in capital expenditures for 2006. This includes replacement of worn carpet and appliances, parking lots, roofs and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. These commitments are expected to be funded largely with cash flow provided by operating activities and proceeds from property sales.

Financing and Other Commitments.

	Balance	Percentage	Weighted
	Outstanding	of	Average
	December 31, 2005	Total Debt	Interest Rate

FIXED RATE DEBT
Mortgages payable	$ 455,166	79.4%	7.7%
Unsecured borrowing	25,780	4.5%	7.9%
Total fixed rate debt	480,946	83.9%	7.7%

VARIABLE RATE DEBT
Mortgages payable	92,624	16.1%	5.9%
Lines of credit borrowings	-	0.0%	0.0%
Total variable rate debt	92,624	16.1%	5.9%
TOTAL DEBT	$ 573,570	100.0%	7.4%

During 2005, we completed the following transactions related to our mortgage notes:

  paid off four mortgage loans totaling $49.7 million;
  paid off or transferred to the buyer two mortgage loans related to the sale of two properties totaling $26.2 million;

  obtained five new property specific mortgage loans totaling $87.9 million;
  issued $25.8 million of unsecured debt in the form of trust preferred securities;

  completed agreements that reduced the interest rates on four of our mortgage notes to LIBOR plus 1.8% or the Prime Loan Rate from LIBOR plus 2.0% or the Prime Loan Rate and extended the maturities on these notes as follows:

    a $20.0 million mortgage note due to mature in 2006 was extended to 2009;
    two mortgage notes totaling $9.5 million due to mature in 2006 were extended to 2011; and
    a $29.1 million mortgage note due to mature in 2007 was extended to 2010.

At December 31, 2005, we had 16 unencumbered properties, 12 of which are Affordable Housing properties. These 16 properties had net income of $3.3 million for the year ended December 31, 2005, and a net book value of $31.8 million at December 31, 2005. We believe that we should be able to obtain financing on these properties should the need arise; however, certain financing vehicles may be unavailable or limited because many of these properties are ground leased and one is subject to a right of reverter. During 2005, we entered into contracts to sell two of the unencumbered Market-Rate properties and one unencumbered Affordable Housing property. The buyer failed to perform under one of the contracts on a Market-Rate property, and as a result we terminated the contract. We intend to re-market this property in 2006. In February 2006, we defeased a $4.6 million loan encumbering a Market-Rate property. Additionally in February 2006, one of the unencumbered Market-Rate properties was added as replacement security on one of our lines of credit. For additional information, see Note 20 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

We lease certain equipment under capital leases. We also lease certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which we are the lessee, principally for ground leases, are included in the previous table of contractual obligations.

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for eight properties at December 31, 2005 and expire at various dates from 2021 to 2036. In August 2005, we sold one property that was subject to a ground lease that would have expired in 2086. Total revenues derived from such properties were $8.8 million, $10.3 million and $10.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Furthermore, at the end of the term of each lease, any remaining replacement reserves revert to the lessor. We believe that most of the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $773,000 and $692,000 at December 31, 2005 and 2004, respectively. With respect to such leases, we incurred ground rent expense of $85,000 for the year ended December 31, 2005, and $101,000 for each of the years ended December 31, 2004 and 2003.

We own one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. The net book value of this property was $879,000 at December 31, 2005. The property generated revenues and net income of $934,000 and $344,000 for 2005, $988,000 and $377,000 for 2004, and $943,000 and $352,000 for 2003.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at December 31, 2005, related to a mortgage loan secured by one of our joint venture properties. For further information on this guaranty, see Note 11 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Off-Balance Sheet Investments and Financing Commitments. We have investments in two joint ventures that each own one multifamily apartment community (prior to July 1, 2005, one of these properties had been operated as two entities). One of these properties is a Market-Rate property and the other property is an Affordable Housing property. The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not required to consolidate them in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". These investments are initially recorded at cost, as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

We have one guaranty obligation related to our joint ventures which was previously discussed under Guarantees. Additionally, both of the joint venture properties were encumbered by debt at December 31, 2005. Our proportionate share of this debt was $22.7 million.

For summarized financial information at 100% for these joint ventures, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Operating Partnership. As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the 20 day trailing price of our common shares for the immediate 20 day period preceding a limited partner's redemption notice. There are 93,023 OP units remaining having a carrying value of $2.2 million. As of December 31, 2005, 429,009 of the original 522,032 OP units have been redeemed. These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.0%. During the years 2000 through 2003, a total of 429,009 of the OP units were redeemed for cash in the amount of $3.8 million. These units had a recorded amount of $9.8 million when issued. The difference of the cash paid and the recorded amount was $5.9 million which reduced the recorded amount of the underlying real estate. There were no OP units redeemed during 2005 or 2004.

Acquisitions and Development. On October 11, 2005, we acquired a 168-unit Market-Rate property located in Atlanta, Georgia. The purchase was funded primarily by mortgage financing on the acquired property, by cash received from the disposition of a Market-Rate property on June 29, 2005, which had previously been placed in escrow in accordance with Section 1031 of the Internal Revenue Code, and cash previously received through the March 15, 2005 issuance of the trust preferred securities.

On March 9, 2005, we acquired a 316-unit Market-Rate property located in West Palm Beach, Florida. The purchase was funded primarily by bank loans secured by the acquired property and another Market-Rate property and was part of a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

On July 16, 2004, we acquired our joint venture partner's interest in Courtney Chase Apartments, a 288-unit Market-Rate property located in Orlando, Florida. We previously had a 24.0% ownership interest in this partnership and had accounted for this investment under the equity method of accounting. We paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Funding for this acquisition was derived from net proceeds received from the sale of a Market-Rate property located in Northeast Ohio. Consequently, as of July 16, 2004, the results of operations, financial condition and cash flows of this property are included in our consolidated financial statements.

Any future property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, through the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

Dispositions. On October 24, 2005, we completed the sale of a 460-unit Market-Rate property located in Orlando, Florida. The sale price was $65.0 million and resulted in a gain of approximately $27.0 million, which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. In connection with the sale, we repaid our $15.0 million line of credit in full including all accrued interest due as of that date.

On August 25, 2005, we completed the sale of a 279-unit Market-Rate property located in Cleveland, Ohio. The sale price was $28.0 million and we recorded a gain of $17.4 million, which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. This property was sold pursuant to a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code. Subsequent to the sale, we entered into a contract to property manage this property and anticipate earning approximately $147,000 in annual fee revenue related to this management contract.

On June 28, 2005, we completed the sale of a 204-unit Market-Rate property located in Phoenix, Arizona. The sale price was $15.5 million and we recorded a gain of $4.0 million, which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly into escrow with a qualified intermediary as this sale was treated as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. On October 11, 2005, these proceeds were used to partially fund the acquisition of a 168-unit Market-Rate property, as stated above.

We classified one property as held for sale at December 31, 2005. We believe that this property will be sold during 2006. We tested this property under SFAS 144 and determined that it was not impaired. The results of operations for this property are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented. Additionally, the major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at December 31, 2005.

We entered into contracts to sell an Affordable Housing property and a Market-Rate property, both of which are located in Northeast Ohio. These properties were not classified as held for sale at December 31, 2005, as we believe all significant contingencies surrounding the sales were not resolved at that time.

Management and Service Operations. In March 2003, we were directed by one of our clients to initiate the sale of all six of the client's real estate investments that we asset manage. Two of these six properties were sold during 2003 and three were sold during 2004. Upon the sale of these investments, we no longer receive the property and asset management fee revenue associated with them. Revenue received for the remaining property was $309,000 for the year ended December 31, 2005. We receive a disposition fee for each property sold for this client.

In November 2003, we were informed by another of our advisory clients that it intended to sell the four commercial properties for which we provided asset management services. We property manage or advise both commercial and multifamily properties for this client. Two of these properties were sold during 2003 and one was sold during 2004. Upon the sale of these investments, we no longer receive the asset management fee revenue associated with them. Revenue received for the year ended December 31, 2005 from the remaining property to be sold was $78,000.

Effective February 1, 2005, we entered into management contracts for two additional Affordable Housing properties with a total of 200 units located in Gainesville, Florida. We received a total of $58,000 in annual fee revenue related to these properties for the year ended December 31, 2005.

Effective April 1, 2005, we entered into management contracts for four additional Affordable Housing properties with a total of 434 units located in Ohio. We received a total of $94,000 in annual fee revenue related to these properties for the year ended December 31, 2005.

Management Contracts. Because of property sales in 2005, the following management contracts were canceled:

			Property	Approximate
Effective			and/or Asset	Property and/or
Date of	Management		Management Fees	Asset Management
Termination	Company	Management Contract Canceled	Earned During 2005	Fees Lost in 2005
(In thousands)
2/1/05	AEMC	Garfield Mall	$ 4	$ 42
12/13/05	AERC	University Towers	77	-

During 2006, our management services on the following properties may no longer be required due to the sale of the properties or termination of the management contracts:

Effective			Approximate
Date of	Management		2005 Property and/or
Termination	Company	Management Contract	Asset Management Fees
			(In thousands)

Unknown	AEMC	University Circle Place	$ 91
Unknown	AERC	Advised Asset	78
Unknown	AERC	Advised Asset	309
Unknown	AEMC	Hillwood II	104
Unknown	AERC	Advised Asset	166
Unknown	AERC	Advised Asset	80
Unknown	AERC	Advised Asset	118
Unknown	AEMC	St. Andrews	68

RESULTS OF OPERATIONS FOR 2005 COMPARED WITH 2004 AND 2004 COMPARED WITH 2003

In the following discussion of the comparison of the year ended December 31, 2005 to the year ended December 31, 2004 and the year ended December 31, 2004 to the year ended December 31, 2003, Market-Rate properties refers to the Same Store Market-Rate property portfolio. Market-Rate properties represent 56 wholly owned properties. Acquired/Disposed properties represent three acquired properties. The results of operations for the property designated as held for sale at December 31, 2005, have been recorded in "Income from discontinued operations". Affordable Housing properties represent 12 properties subject to HUD regulations.

Overall, the loss from continuing operations increased $6.8 million when comparing 2005 to 2004 and decreased $4.4 million when comparing 2004 to 2003. During the 2005 to 2004 comparison period, total revenues increased primarily due to increases in property revenues. These increases were partially offset by reductions in painting service revenues and fee revenues. Total expenses for this comparison period increased primarily due to increases in property operating and maintenance expenses and depreciation and amortization expenses. These increases were partially offset by a decrease in painting service expenses. During the 2004 to 2003 comparison period, total revenues increased primarily due to increases in property and painting service revenues. Total expenses for this comparison period decreased primarily due to reductions in property operating and maintenance expenses and depreciation and amortization expenses. These reductions were partially offset by an increase in general and administrative expenses and painting service expenses.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the years ended December 31, 2005 to 2004 and 2004 to 2003:

	Increase (decrease) when comparing the years ended December 31,
	2005 to 2004		2004 to 2003
(Amounts in thousands)
Property revenues	$ 7,853	6.1%	$ 2,187	1.7%
Fees, reimbursements and other	(1,759)	(13.0)%	(1,006)	(6.9)%
Net of painting service revenues and expenses	(1,439)	(104.0)%	1,365	NA
Property operating and maintenance expenses:
Repairs and maintenance	565	4.8%	(1,363)	(10.3)%
Personnel	647	3.9%	(767)	(4.4)%
Real estate taxes and insurance	2,566	15.7%	(579)	(3.4)%
Utilities	1,325	14.5%	113	1.3%
Property operating and maintenance expenses	5,712	9.4%	(3,560)	(5.5)%
Interest expense	3,552	9.1%	(349)	(0.9)%
Depreciation and amortization	3,237	10.6%	(1,100)	(3.5)%
General and administrative	228	2.9%	1,687	27.7%
Gain on sale of partnership interest	-	-	(1,314)	(100.0)%

Total revenue	1,041	0.7%	4,501	3.1%
Total expenses	5,047	4.3%	(457)	(0.4)%
Income from continuing operations	6,796	93.3%	(4,393)	(37.6)%

Property Revenues. Property revenue collections are primarily impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units), and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the years ended December 31, 2005, 2004 and 2003 (information for the years ended December 31, 2004 and 2003 reflect results based upon the operating properties and their respective segments as of December 31, 2005):

	For the year ended December 31, 2005
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisitions/Dispositions	96.9%	$ 1,014
Market-Rate	92.5%	679
Affordable Housing	99.3%	637

	For the year ended December 31, 2004
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisitions/Dispositions	99.0%	$ 825
Market-Rate	91.0%	669
Affordable Housing	99.7%	629

	For the year ended December 31, 2003
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisitions/Dispositions	N/A	N/A
Market-Rate	92.9%	$666
Affordable Housing	98.8%	$623

Rental revenues increased $5.8 million in 2005 compared to 2004 primarily as a result of contributions by the Acquisition/Disposition segment (one property acquired in July 2004 and two properties acquired in 2005). These three properties contributed an increase of $5.7 million in rental revenues in 2005 compared to 2004. There were no revenues in this segment for the year ended December 31, 2003. Rental revenues for the Market-Rate properties decreased $50,000 in 2005 compared to 2004 and decreased $364,000 in 2004 compared to 2003. The decrease in 2004 compared to 2003 was primarily due to an increase in concessions during the third and fourth quarters of 2004 in an effort to maintain physical occupancy, particularly in the Midwest markets. Rental revenues for the Affordable Housing properties increased $112,000 in 2005 compared to 2004 and $95,000 in 2004 compared to 2003 primarily as a result of HUD approved rent increases during 2005 and 2004. These revenues are primarily dependent upon us receiving rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments"). The amount of each monthly HAP Payment is equal to the rent amount (the "Contract Rent") stated in the HAP Contract with HUD, less the amount payable by the Eligible Resident for such month.

Other property revenues increased $2.1 million in 2005 compared to 2004 primarily as a result of a refuse reimbursement program, which increased $1.0 million, and water and sewer reimbursement program, which increased $502,000. The refuse reimbursement program was initiated in 2004, while the water and sewer reimbursement program was changed from a flat fee charge to an allocation of actual costs program at the end of 2004. Both programs provided increasing revenues during 2005 during their phase-in period and then leveled off in late 2005. Other property revenues increased $1.1 million in 2004 compared to 2003 primarily as a result of fees received from HUD in 2004 for service coordinator assistance made available to tenants at our Affordable Housing properties in the amount of $350,000, and increases in other ancillary revenues, such as the refuse reimbursement program, in the amount of $310,000 and leasing commissions received related to a managed commercial property in the amount of $180,000.

Below is a table setting forth the expiration dates of the HAP Contracts and the HAP Payments revenue recognized for our Affordable Housing properties as of December 31, 2005:

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2005	2004	2003

Ellet	December 2017	$ 415	$ 425	$ 426
Hillwood I	July 2016	486	475	465
Lakeshore Village (50.0% joint venture)(a)	July 2024	581	597	789
Puritas Place	September 2011	692	703	699
St. James (Riverview)	November 2009	466	471	462
Shaker Park Gardens II	June 2006	716	670	662
State Road Apartments	December 2016	413	426	420
Statesman II	November 2006	320	318	296
Sutliff Apartments	November 2019	767	779	805
Tallmadge Acres	March 2007	796	762	726
Twinsburg Apartments	June 2009	439	431	440
Village Towers	November 2009	427	434	429
West High Apartments	November 2006	596	567	554

(a) Amounts shown represents 100% payment.

The twelve wholly owned properties shown in the above table had positive cash flow during 2005 and are anticipated to have positive cash flow for the remaining contract terms. Therefore, none of these HAP contracts are considered to be loss contracts. Lakeshore Village had negative cash flow during 2005 as a result of increased operating expenditures related to utility expenses. We intend to request a budget-based increase in monthly HAP payments sufficient to support a positive cash flow at this property. We anticipate that additional cash requirements resulting from the negative cash flow, if any, will be funded by us and our joint venture partner. Such funding requirements are not expected to be material obligations.

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

"Contract Renewal Request Forms" must be submitted to HUD (or its corresponding contract agent) not less than 120 days prior to the applicable HAP anniversary date in order to renew an existing HAP contract. We understand that the following options are available to us for expiring HAP contracts: (i) for properties without mortgages, we may renew at current rents plus an operating cost adjustment factor ("OCAF") that is set by HUD on an annual basis; (ii) for properties encumbered by a mortgage, we may renew at the lesser of (x) current rents plus an operating cost adjustment factor or (y) comparable market rents; or, (iii) opt out of the Section 8 program. Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

We believe, that upon expiration of the contracts, the contracts will be renewed, or we will enter into another government subsidized or mortgage restructuring program, or that the properties will be operated as conventional, market-rate properties.

The following represents our current expectations concerning those HAP contracts that expire in 2006 and 2007.

Shaker Park Gardens II. In April 2005, we requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on August 13, 2004. Our request for an OCAF increase was granted and the contract was renewed for a one-year term through June 30, 2006. We intend to request a renewal in March 2006 for an additional one year period.

Statesman II. In September 2005, we requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on August 13, 2004. Our request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2006. Prior to expiration of the current contract, we intend to request a renewal for an additional one year period.

Tallmadge Acres. In November 2005, we requested a renewal of the current contract for a one-year term with an increase in rents of 3.9%, as calculated using the OCAF published on October 21, 2005. Our request for an OCAF increase was granted and the contract will be renewed for a one-year term through March 16, 2007. Prior to expiration of the current contract, we intend to request a renewal for an additional one year period.

West High Apartments. In July 2005, we requested a renewal of the current contract for a one-year term with an increase in rents of 3.0%, as calculated using the OCAF published on August 13, 2004. Our request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2006. Prior to expiration of the current contract, we intend to request a renewal for an additional one year period.

Fees, Reimbursements and Other. The management and service operations recognized a reduction in both fee revenue and expense reimbursements during both comparison periods. Fee revenue decreased $812,000 in 2005 compared to 2004 and $948,000 in 2004 compared to 2003. These decreases were primarily due to the reduction in the number of properties that we manage for clients. In 2004, four managed properties were sold, one property was transferred to another advisor, and we purchased our joint venture partners' share of one property. Disposition fees were recognized in 2004 related to two of these property sales. In 2003, four managed properties and two joint venture properties were sold. Management and advisory fees attributed to properties owned by advisory clients are earned pursuant to contracts that are generally terminable upon 30 days notice. Reimbursements of expense from managed properties decreased during both comparison periods. This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in direct property management expenses.

Painting Service Revenues and Expenses. Painting service revenues and expenses both decreased in 2005 compared to 2004 and increased in 2004 compared to 2003. These changes are primarily a result of contracts that were entered into by our subsidiary, Merit Painting Services in 2003 and 2004. Work related to these contracts was completed during 2004. We anticipate that future contribution levels from Merit Painting Services will be similar to the results for 2005.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased when comparing 2005 to 2004 primarily as a result of real estate tax expense, utilities expense, and personnel expense. The increase in real estate taxes was primarily due to assessed property value and millage rate increases that resulted in $1.4 million in additional expense in 2005 and an Ohio tax law change that resulted in an increase of approximately $805,000 in 2005. This law was signed June 30, 2005, and became effective July 1, 2005, retroactive to January 1, 2005. See "Ohio Tax Law Changes" for additional information. Utilities increased primarily due to increased consumption and cost per unit of natural gas and an increase in water and sewer rates in 2005 compared to 2004. The increase in personnel expense was primarily due to salary increases and increased benefit costs. Property operating and maintenance expenses decreased when comparing 2004 to 2003 primarily due to the reduction of repair and maintenance expenses. During 2004, we created the position of Regional Service Manager to assist property personnel in obtaining contractual services and supplies in a more efficient manner, resulting in savings in landscaping, major repairs, security, and snow removal costs of $730,000. Repair and maintenance expenses were also reduced as a result of a $500,000 decrease in painting costs resulting from lower occupancies at the beginning of 2003, which resulted in more unit turns in 2003 than were required during 2004. Personnel expense decreased in 2004 compared to 2003 primarily as a result of changes to property personnel incentive bonuses which became effective in January 2004. As a result of our focus on increasing operating efficiencies, the production of brochures and other advertising materials during 2004 was primarily done "in house", reducing advertising costs in 2004 compared to 2003. The decrease in real estate taxes and insurance when comparing 2004 to 2003 was primarily the result of successful property valuation appeals which resulted in the receipt of net refunds of prior year taxes of $870,000.

Depreciation and Amortization. Depreciation and amortization expenses increased in 2005 compared to 2004 primarily as a result of the acquisition of one property in July 2004, one property in March 2005, and one property in October 2005 and the completion of major renovation work at one of our properties in late 2004.

General and Administrative Expenses. General and administrative expenses increased when comparing 2004 to 2003 primarily as a result of an increase in bonus expense of $850,000 related to the operating performance of our properties, an increase in corporate payroll of $495,000 due to changes in staffing and merit increases, an increase of $155,000 related to the recording of the 2004 contribution to the Supplemental Executive Retirement Plan (there was no contribution in 2003), and an increase in deferred Directors' compensation, which is valued using the closing price of our common stock at the end of each period, of $270,000 as a result of the increased share price at December 31, 2004 compared to December 31, 2003.

Gain on Sale of Partnership Interest. In 2003, we sold our partnership interest in a joint venture property located in Cranberry Township, Pennsylvania. We recognized a gain of $1.3 million related to this sale.

Income From Discontinued Operations. Included in discontinued operations for the years ended December 31, 2005, 2004, and 2003, are the operating results and the gains related to three wholly owned properties that were sold in 2005 and one wholly owned property that was sold in 2004. For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Inflation. It is our belief that the effects of inflation would be minimal on the operational performance of our portfolio primarily due to the high correlation between inflation and housing costs combined with the short term nature, typically one year, of the leases. Because of the high proportion of fixed rate debt compared to variable rate debt, we believe we have limited exposure to short-term interest rate fluctuations.

Critical Accounting Policies and Estimate

Our consolidated financial statements include accounts of all subsidiaries, the Service Companies and the Operating Partnership structured as a DownREIT. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes. In preparing these consolidated financial statements, we have utilized information available including industry practice and our own past history in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome that we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize. However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. In performing this analysis, we estimate holding periods of the assets, changes in fair market value of the assets and cash flows related to the operations of the assets to determine the range of potential alternatives and assign a probability to the various alternatives under consideration by management. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to review goodwill annually and whenever there is an impairment indicator. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability to the various alternatives we consider. Should estimates used to determine the alternatives considered or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations.

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", requires us to reassess our contracts related to the future purchases of natural gas on a quarterly basis, to determine if they continue to be effective and that the forecasted transactions are probable. In performing this analysis, we compare contracted volumes of gas to be delivered to actual volumes delivered and to estimated future volumes to be delivered based upon an analysis of previous natural gas usage. If the contracts continue to be effective, the changes in fair value associated with the contracts are reported in Other Comprehensive Income (outside of earnings) until the related gas volumes are delivered. Should the actual amount of natural gas delivered be less than the estimated amount, it is possible that certain of the contracts could be considered ineffective. Such ineffectiveness could require us to report the changes in fair value in earnings that would otherwise have been reported in Other Comprehensive Income. It is possible that the change in fair value could materially impact our results of operations.

We estimate the amount of real estate taxes for which we will be liable based upon assumptions relating to possible changes in millage rates and property value reassessments. In certain circumstances, it is possible that the actual millage rates or reassessment values are not available until the following reporting period and that these rates or values could differ from assumptions and require material adjustments to the liabilities recorded.

Replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations are capitalized. Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs are expensed.

Recent Accounting Pronouncements

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123R") which superceded the October 1995 issuance. SFAS 123R also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued. In April 2005, the Securities and Exchange Commission adopted a rule which amended the compliance dates for this Statement. Accordingly, we will adopt this standard effective January 1, 2006. We are required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. We may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. Upon adoption, we will not elect to adjust our financial statements for periods prior to the effective date. Based on our assessment of the additional compensation expense related to the adoption of this Statement, we expect to recognize additional compensation expense of approximately $90,000 for the year ended December 31, 2006 related to awards that had been granted prior to December 31, 2005. Awards granted after January 1, 2006, if any, would result in additional compensation expense during the year ended December 31, 2006.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights." The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership, unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We will adopt EITF 04-05 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-05 will not have an impact on our financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. At December 31, 2005, we had $92.6 million of variable rate mortgage debt. Additionally, we have interest rate risk associated with fixed rate debt at maturity. Management has and will continue to manage interest rate risk as follows: (i) maintain what we believe to be a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions. Management uses various financial models and advisors to assist them in analyzing opportunities to achieve those objectives.

From time to time, we may enter into hedge agreements to minimize its exposure to interest rate risks. For additional information related to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2005								December 31, 2004
(In thousands)								Fair Market		Fair Market
Long term debt	2006	2007	2008	2009	2010	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$ 6,201	$ 76,027	$ 45,167	$ 123,741	$ 69,591	$ 160,219	$ 480,946	$ 504,506	$ 471,035	$ 509,082
Weighted average interest rate	7.7%	7.7%	7.8%	7.5%	7.9%	7.8%
Variable:
Variable rate mortgage debt	236	137	151	20,109	62,141	9,850	92,624	92,624	76,244	76,244
Weighted average interest rate	4.8%	4.8%	4.8%	6.0%	5.8%	6.4%
LIBOR based credit facilities*	-	-	-	-	-	-	-	-	10,000	10,000
Total variable rate debt	236	137	151	20,109	62,141	9,850	92,624	92,624	86,244	86,244
Total long term debt	$ 6,437	$ 76,164	$ 45,318	$ 143,850	$ 131,732	$ 170,069	$ 573,570	$ 597,130	$ 557,279	$ 595,326

*One LIBOR based credit facility matures December 31, 2007, and the second LIBOR based credit facility matures March 1, 2008. At December 31, 2005, there were no borrowings outstanding on either facility.

Natural Gas Market Price Risk. We purchase significant volumes of natural gas which is used to heat certain of our properties and as such we are exposed to fluctuations in natural gas prices. We utilize forward contracts with respect to forecasted probable purchases of gas to limit our exposure to price increases. Additionally, we utilize forward contracts and reverse forward contracts with respect to expected future natural gas purchases related to certain properties that we manage. Through the use of these contracts, we attempt to minimize the risk of increasing future gas prices. However, should gas prices decrease in the future, it is possible that we could pay more for the contracted gas purchases than we would have paid had we not utilized the forward contracts. For additional information related to these contracts, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The following table summarizes the notional value and fair value of the existing derivatives at December 31, 2005:

	At December 31, 2005
	Notional			Weighted Average
	Value	Maturity	Fair Value	Settlement Price
Forward gas contract-cash flow hedge	67,400 units	1/06 - 3/06	$ (25,000)	$11.71
Forward gas contract	26,000 units	1/06 - 3/06	(43,000)	13.02
Reverse forward gas contract	23,000 units	1/06 - 3/06	32,000	12.73

CONTINGENCIES

Environmental. We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs"), in accordance with FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 "Accounting for Conditional Asset Retirement Obligations". Based on that analysis, we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2005. Phase I environmental audits were obtained at the time of the IPO, property acquisition, or property refinancing, as the case may be, on all of our wholly owned and joint venture properties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Quantitative and Qualitative Disclosure about Market Risk, reference Management's Discussion and Analysis.

Item 8. Consolidated Financial Statements and Supplementary Data

The response to this item is included in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2005. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding our Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

The information regarding executive officers and other key employees is set forth in Part I of this report on Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

We adopted a formal Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Director of Financial Reporting. The Code of Ethics is posted on our website, www.aecrealty.com. Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website also.

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about our common stock that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all the existing compensation plans as of December 31, 2005. On May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan which is currently the only plan under which grants of options to employees and directors can be made. Also, certain options previously granted to outside Directors, which were not made under any of those plans, were not approved by shareholders as shareholder approval for these grants was not required at the time the grants were made. For more information regarding all of our plans, see Note 17 in the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Previously, we had three equity compensation plans, two of which, the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan had been approved by shareholders and one, the Year 2001 Equity Incentive Plan which had not been approved by shareholders, as there was no requirement for this plan to be approved by shareholders when it was formed.

			Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans [Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column]

Equity compensation plans
approved by security holders	1,931,308	$11.81	1,058,973
Equity compensation plans not
approved by security holders	65,000	$14.35	-
Total	1,996,308		1,058,973

Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report.

1. Consolidated Financial Statements: The following documents are filed as part of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2006.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2006.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 28, 2006
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 28, 2006
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 28, 2006
Albert T. Adams

/s/ James M. Delaney	Director	February 28, 2006
James M. Delaney

/s/ Michael E. Gibbons	Director	February 28, 2006
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 28, 2006
Mark L. Milstein

/s/ Frank E. Mosier	Director	February 28, 2006
Frank E. Mosier

/s/ Richard T. Schwarz	Director	February 28, 2006
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended by the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to Form 10-K filed herewith.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9e	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.8	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.9	Partnership Interests Purchase Agreement dated July 17, 2004 by and among Jeffrey I. Friedman and JIFCO, an Ohio Corporation and Winchester, Inc., an Ohio Corporation	Exhibit 10.21 to Form 10-K filed February 25, 2005.

10.10	Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005). Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.	Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants	Exhibit 23.1 to Form 10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation:

We have completed integrated audits of Associated Estates Realty Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 28, 2006

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2005	2004
ASSETS
Real estate assets
Land	$ 98,070	$ 94,378
Buildings and improvements	809,967	830,380
Furniture and fixtures	31,112	31,862
	939,149	956,620
Less: accumulated depreciation	(294,505)	(293,182)
	644,644	663,438
Construction in progress	1,020	1,830
Real estate associated with property held for sale, net	273	-
Real estate, net	645,937	665,268
Cash and cash equivalents	39,733	61,734
Restricted cash	8,497	8,740
Accounts and notes receivable, net
Rents	1,277	771
Affiliates and joint ventures	1,909	5,057
Other	3,674	2,441
Investments in joint ventures, net	5,890	6,240
Goodwill	1,725	1,725
Other assets, net	10,584	10,941
Other assets associated with property held for sale, net	16	-
Total assets	$ 719,242	$ 762,917

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages notes payable	$ 547,790	$ 547,279
Line of credit borrowings	-	10,000
Unsecured debt	25,780	-
Total debt	573,570	557,279
Accounts payable, accrued expenses and other liabilities	22,465	24,930
Dividends payable	3,052	3,661
Resident security deposits	4,121	4,516
Funds held on behalf of managed properties
Affiliates and joint ventures	959	2,334
Other	1,101	1,741
Accrued interest	2,800	2,694
Other liabilities associated with property held for sale	22	-
Commitments and contingencies (Note 10)	-	-
Total liabilities	608,090	597,155

Operating partnership minority interest	2,172	2,172

Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
9.75% Class A cumulative redeemable, $250 per share liquidation
preference, 225,000 issued and outstanding at December 31, 2004	-	56,250
8.70% Class B Series II cumulative redeemable, $250 per share liquidation
preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 17,950,326 and 19,653,187
outstanding at December 31, 2005 and 2004, respectively	2,300	2,300
Paid-in capital	278,885	277,117
Accumulated distributions in excess of accumulated net income	(184,303)	(200,277)
Accumulated other comprehensive loss	(25)	-
Less: Treasury shares, at cost, 5,045,437 and 3,342,576 shares
at December 31, 2005 and 2004, respectively	(45,877)	(29,800)
Total shareholders' equity	108,980	163,590
Total liabilities and shareholders' equity	$ 719,242	$ 762,917

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Revenues
Property revenues	$ 137,588	$ 129,735	$ 127,548
Management and service company revenues:
Fees, reimbursements and other	11,746	13,505	14,511
Painting services	1,094	6,147	2,827
Total revenues	150,428	149,387	144,886
Expenses
Property operating and maintenance	66,343	60,631	64,191
Depreciation and amortization	33,852	30,615	31,715
Direct property management and service companies expenses	12,503	13,019	12,458
Painting services	1,150	4,764	2,809
General and administrative	7,999	7,771	6,084
Total expenses	121,847	116,800	117,257
Operating income	28,581	32,587	27,629
Interest income	646	313	159
Interest expense	(42,753)	(39,201)	(39,550)
(Loss) income before gain on disposition of investment, equity in net loss of joint ventures, gain on sale of partnership interest,
minority interest and income from discontinued operations	(13,526)	(6,301)	(11,762)
Gain on disposition of investment	150	-	-
Equity in net loss of joint ventures	(644)	(923)	(1,157)
Gain on sale of partnership interest	-	-	1,314
Minority interest in operating partnership	(63)	(63)	(75)
(Loss) income from continuing operations	(14,083)	(7,287)	(11,680)
Income from discontinued operations:
Operating income	1,753	929	767
Gain on disposition of properties, net	48,536	9,682	-
Income from discontinued operations	50,289	10,611	767
Net income (loss)	36,206	3,324	(10,913)
Preferred share dividends	(5,130)	(5,805)	(5,484)
Original issuance costs related to redemption of preferred shares	(2,163)	-	-
Net income (loss) applicable to common shares	$ 28,913	$ (2,481)	$ (16,397)

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common shares	(1.12)	(.67)	(.89)
Income from discontinued operations	2.63	.54	.04
Net income (loss) applicable to common shares	$ 1.51	$ (.13)	$ (.85)

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common shares	(1.12)	(.67)	(.89)
Income from discontinued operations	2.63	.54	.04
Net income (loss) applicable to common shares	$ 1.51	$ (.13)	$ (.85)

Dividends declared per common share	$ .68	$ .68	$ .68

Weighted average number of common shares outstanding - basic	19,162	19,519	19,401
- diluted	19,162	19,519	19,401

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A	Class B				Accumulated
		Cumulative	Cumulative				Distributions	Accumulated
		Redeemable	Redeemable	Common Shares	Total Paid-In Capital		in Excess of	Other	Treasury
		Preferred	Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
	Total	Shares	Shares	stated value)	Capital	Compensation	Net Income	Loss	(at cost)
(In thousands, except share amounts)
Balance, December 31, 2002	$ 150,865	$ 56,250	$ -	$ 2,300	$ 279,481	$ (442)	$ (154,798)	$ -	$ (31,926)
Comprehensive (loss) income-net (loss) income	(10,913)	-	-	-	-	-	(10,913)	-	-
Amortization of unearned compensation	257	-	-	-	-	257	-	-	-
Forfeiture of 6,030 restricted common shares to treasury	(1)	-	-	-	(4)	47	-	-	(44)
Issuance of 23,075 restricted common shares from treasury shares	13	-	-	-	(119)	(129)	-	-	261
Purchase of 12,790 common shares	(74)	-	-	-	-	-	-	-	(74)
Issuance of 850 common shares from treasury shares	6	-	-	-	(4)	-	-	-	10
Common share dividends declared	(13,241)	-	-	-	-	-	(13,241)	-	-
Preferred share dividends declared	(5,484)	-	-	-	-	-	(5,484)	-	-
Balance, December 31, 2003	121,428	56,250	-	2,300	279,354	(267)	(184,436)	-	(31,773)
Comprehensive (loss) income-net (loss) income	3,324	-	-	-	-	-	3,324	-	-
Issuance of Class B Cumulative Preferred Shares	56,793	-	58,000	-	(1,207)	-	-	-	-
Amortization of unearned compensation	318	-	-	-	-	318	-	-	-
Forfeiture of 4,083 restricted common shares to treasury	(7)	-	-	-	14	25	-	-	(46)
Issuance of 74,451 restricted common shares from treasury shares	66	-	-	-	(215)	(555)	-	-	836
Purchase of 8,862 common shares	(74)	-	-	-	-	-	-	-	(74)
Issuance of 113,000 common shares for stock option exercises
from treasury shares	928	-	-	-	(329)	-	-	-	1,257
Other	(21)	-	-	-	(21)	-	-	-	-
Common share dividends declared	(13,360)	-	-	-	-	-	(13,360)	-	-
Preferred share dividends declared	(5,805)	-	-	-	-	-	(5,805)	-	-
Balance, December 31, 2004	163,590	56,250	58,000	2,300	277,596	(479)	(200,277)	-	(29,800)
Comprehensive income:
Net income	36,206	-	-	-	-	-	36,206	-	-
Other comprehensive income:
Change in fair value of hedge instruments	(25)	-	-	-	-	-	-	(25)
Total comprehensive income	36,181	-	-	-	-	-	36,206	(25)
Amortization of unearned compensation	326	-	-	-	-	326	-	-	-
Forfeiture of 18,063 restricted common shares to treasury	(22)	-	-	-	28	141	-	-	(191)
Issuance of 77,167 restricted common shares from treasury shares	144	-	-	-	(128)	(587)	-	-	859
Purchase of 1,823,265 common shares	(17,427)	-	-	-	-	-	-	-	(17,427)
Issuance of 61,300 common shares for stock option exercises
from treasury shares	493	-	-	-	(189)	-	-	-	682
Adjustment to December 2004 issuance of 8.7% Class B Series II
Cumulative Redeemable Preferred Shares	14	-	-	-	14	-	-	-	-
Redemption of Class A Cumulative Redeemable Preferred Shares	(56,250)	(56,250)	-	-	2,163	-	(2,163)	-	-
Common share dividends declared	(12,939)	-	-	-	-	-	(12,939)	-	-
Preferred share dividends declared	(5,130)	-	-	-	-	-	(5,130)	-	-
Balance, December 31, 2005	$ 108,980	$ -	$ 58,000	$ 2,300	$ 279,484	$ (599)	$ (184,303)	$ (25)	$ (45,877)

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2005	2004	2003
Cash flow from operating activities:
Net income (loss)	$ 36,206	$ 3,324	$ (10,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,465	33,754	34,828
Loss on fixed asset replacements write-off	80	278	347
Minority interest in operating partnership	63	63	75
Discount received related to prepayment of debt, net	(292)	-	-
Gain on disposition of properties, land and investment, net	(48,686)	(9,682)	-
Equity in net loss of joint ventures	644	923	1,157
Gain on sale of partnership interest	-	-	(1,314)
Earnings distributed from joint ventures	-	418	13
Net change in assets and liabilities:
- Accounts and notes receivable	(2,601)	(804)	1,644
- Accounts and notes receivable from affiliates and joint ventures	3,148	310	1,091
- Accounts payable and accrued expenses	(507)	2,720	(872)
- Other operating assets and liabilities	2,628	660	2,443
- Restricted cash	243	150	4,437
- Funds held for non-owned managed properties	(640)	675	(719)
- Funds held for non-owned managed properties of affiliates	(1,375)	146	(1,459)
Total adjustments	(11,830)	29,611	41,671
Net cash flow provided by operations	24,376	32,935	30,758
Cash flow from investing activities:
Recurring fixed asset additions	(8,127)	(9,011)	(9,548)
Revenue enhancing/non-recurring fixed asset additions	(871)	(5,450)	(4,302)
Acquisition/development fixed asset additions	(65,320)	(7,877)	-
Purchase of operating partnership units	-	-	(211)
Net proceeds received from sale of properties, land and investment	78,739	9,593	-
Proceeds from sale of partnership interest	-	-	2,107
Joint venture distribution from sale proceeds	-	-	475
Capitalized costs on investment in joint venture	-	-	(30)
Net cash flow provided by (used for) investing activities	4,421	(12,745)	(11,509)
Cash flow from financing activities:
Principal payments on secured debt	(60,933)	(26,294)	(11,346)
Payment of debt procurement costs	(1,659)	(53)	(54)
Proceeds from mortgage notes obtained	87,940	20,000	9,346
Proceeds from issuance of unsecured trust preferred securities	25,780	-	-
Principal payment on Medium Term Notes	-	(105)	-
Lines of credit borrowings	60,250	59,300	47,323
Lines of credit repayments	(70,250)	(54,300)	(42,323)
Redemption of Class A Preferred Shares	(56,250)	-	-
Issuance of treasury shares related to exercise of stock options	493	928	-
Common share dividends paid	(13,229)	(13,331)	(13,241)
Preferred share dividends paid	(5,450)	(5,484)	(5,484)
Operating partnership distributions paid	(63)	(48)	(84)
Issuance of Class B Cumulative Redeemable Preferred Shares - net	-	56,793	-
Purchase of treasury shares under repurchase plan	(17,382)	-	-
Other (purchase) issue of treasury shares - net	(45)	(74)	(74)
Net cash flow (used for) provided by financing activities	(50,798)	37,332	(15,937)
(Decrease) increase in cash and cash equivalents	(22,001)	57,522	3,312
Cash and cash equivalents, beginning of year	61,734	4,212	900
Cash and cash equivalents, end of year	$ 39,733	$ 61,734	$ 4,212

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a self-administered and self-managed real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. We receive certain property and asset management fees, acquisition, disposition and incentive fees, consultation fees, and mortgage servicing fees. Our MIG subsidiary is a registered investment advisor and serves as a real estate advisor to pension funds. We own three taxable REIT subsidiaries (the "Service Companies") that provide management and other services for us and third parties.

As of December 31, 2005, we owned or managed 111 apartment communities in eleven states consisting of 23,752 units. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 74 of the 111 apartment communities containing 17,395 units in nine states. Thirteen of those owned or partially owned apartment communities, consisting of 1,354 units, are Affordable Housing communities. We property manage 37 communities in which we do not have an ownership interest consisting of 6,357 units. We asset manage a 186- unit apartment community and one commercial property containing approximately 145,000 square feet.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, which include but are not limited to:

  separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity;

the Service Companies (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999);

certain variable interest entities of which we are the primary beneficiary and holder of a majority voting interest; and

an Operating Partnership structured as a DownREIT in which we own an aggregate 97.0% as of December 31, 2005.

Limited partnership interest held by others in real estate partnerships controlled by us are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. The DownREIT structure enabled us to acquire multifamily real esate assets in an operating partnership entity that is separate from other properties that we own. In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. One of the properties was sold in October 2005. The operating partnership units entitle the holder to exchange their partnership units at some future time for common shares or to redeem partnership units for cash (at our option). We are the DownREIT general partner. All significant intercompany balances and transactions have been eliminated in consolidation.

We own 100% of the common stock of all qualified REIT subsidiaries included in our consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Cash Equivalents

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Real Estate and Depreciation

Real estate assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements 5 - 30 years

Furniture, fixtures and equipment 5 - 10 years

We capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing.

We follow a practice of discontinuing the depreciation of assets specifically identified by management as held for sale. There was one property classified as held for sale at December 31, 2005, and there were no properties classified as held for sale at December 31, 2004.

Classification of Fixed Asset Additions

We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets necessary to maintain the property's value. We consider investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enable us to increase rents. We consider acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to our portfolio.

Impairment of Long-Lived Assets

We continually evaluate the recoverability of the carrying value of our real estate assets using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors we consider in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. We periodically classify real estate assets as held for sale. See Note 2 for a discussion of our policy regarding classification of a property as held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. No impairment was recorded in connection with our owned real estate assets for the years ended December 31, 2005, 2004 and 2003.

Investments in joint ventures that we own 50.0% or less are presented using the equity method of accounting as we have the ability to exercise significant influence over, but we do not have financial or operating control over such entities. Since we intend to fulfill our obligations as a partner in the joint ventures, we have recognized our share of losses and distributions in excess of our investment. Our investment in unconsolidated entities is periodically reviewed for other than temporary declines in market value. Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates. As of December 31, 2005, no impairment has been recorded in connection with any of our joint venture investments. For additional information concerning our activity in connection with our joint venture investments, see Note 7. Also, we have guaranteed certain debt obligations at one joint venture property that may require us to incur fundings above our prorata share. This guaranty is detailed in Note 11.

Deferred Leasing and Financing Costs

Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument on a straight-line basis, which approximates the effective interest method. External costs incurred in the leasing of commercial and retail space are amortized on a straight-line basis over the terms of the related lease agreements.

Intangible Assets and Goodwill

We analyze intangible assets and goodwill whenever there is an impairment indicator. Goodwill is also reviewed for impairment on an annual basis. See Note 4 for additional information related to intangible assets and goodwill.

Revenue Recognition

Our residential property leases are for terms of generally one year or less. Rental income is recognized on the straight-line basis. Retroactive revenue increases related to budget based Affordable Housing properties are generally recognized based on rental increase applications that are approved by HUD.

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

Property Management

We are reimbursed for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. We are the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore we record these reimbursements as management and service company revenue (included in "Fees, reimbursements and other") and as expenses (included in "Direct property management and service companies expenses"). For the years ended December 31, 2005, 2004 and 2003, the reimbursements shown as revenues were equivalent to the expenses, which were $8.6 million, $9.2 million and $8.8 million, respectively.

Advertising Costs

We recognize advertising costs as expense when incurred. The total amount charged to advertising expense was $2.0 million, $1.9 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. There were no advertising costs reported as assets for the years ended December 31, 2005 and 2004.

Stock Based Employee Compensation

We use the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 ("APB No. 25") to account for stock-based employee compensation arrangements. Under this method, we do not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value of the common stock on the date of the grant. Restricted stock grants are recorded initially as a reduction to shareholders equity and recognized as compensation expense over the vesting periods based upon the market value on the date of the grant. The amount of unearned compensation recorded as a reduction to shareholders' equity related to restricted stock grants was $599,000, $479,000 and $267,000 at December 31, 2005, 2004 and 2003, respectively. If the fair value method had been applied to the stock option grants, as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," the fair values of the options granted at the grant dates would be recognized as compensation expense over the vesting periods, and our net income (loss) and earnings per share at December 31 would have been as follows:

(In thousands, except per share data)	2005	2004	2003

Net income (loss)	$ 36,206	$ 3,324	$ (10,913)
Total stock compensation cost recognized	326	318	256
Total stock compensation cost had SFAS 123 been adopted	(631)	(481)	(374)
Proforma net income (loss) had SFAS 123 been adopted	$ 35,901	$ 3,161	$ (11,031)

Net income (loss) applicable to common shares:
Net income (loss) as reported	$ 28,913	$ (2,481)	$ (16,397)
Total stock compensation cost recognized	326	318	256
Total stock compensation cost had SFAS 123 been adopted	(631)	(481)	(374)
Pro forma net income (loss) had SFAS 123 been adopted	$ 28,608	$ (2,644)	$ (16,515)

Income (loss) per common share - Basic
Net income (loss) as reported	$ 1.51	$ (.13)	$ (.85)
Total stock compensation cost recognized	.02	.02	.02
Total stock compensation cost had SFAS 123 been adopted	(.04)	(.03)	(.02)
Pro forma net income (loss) had SFAS 123 been adopted	$ 1.49	$ (.14)	$ (.85)

Income (loss) per common share - Diluted
Net income (loss) as reported	$ 1.51	$ (.13)	$ (.85)
Total stock compensation cost recognized	.02	.02	.02
Total stock compensation cost had SFAS 123 been adopted	(.04)	(.03)	(.02)
Pro forma net income (loss) had SFAS 123 been adopted	$ 1.49	$ (.14)	$ (.85)

Operating Partnership Minority Interest

In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005 (see Note 2 for further information on this sale), we issued a total of 522,032 operating partnership units ("OP units"). If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. We charged $63,000, $63,000 and $75,000 to "Minority interest in operating partnership" in the Consolidated Statements of Operations relating to the OP unitholders allocated share of net income for the years ended December 31, 2005, 2004 and 2003, respectively. There are 93,023 OP units remaining as of December 31, 2005.

The following table identifies the number of OP units redeemed, the cash paid to redeem the units, the recorded value of the units when issued and the difference between the cash paid and the recorded value which reduced the recorded amount of the underlying real estate (in thousands, except units redeemed):

			Recorded	Reduction
	Units		Value At	in Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate

2000	19,662	$ 144	$ 436	$ 292
2001	39,314	393	929	536
2002	335,000	3,100	7,600	4,500
2003	35,033	211	800	589
2004	-	-	-	-
2005	-	-	-	-
	429,009	$ 3,848	$ 9,765	$ 5,917

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, we are entitled to a tax deduction for dividends paid to shareholders, thereby effectively subjecting the distributed net income to taxation at the shareholder level only, provided we distribute at least 90.0% of our taxable income and meet certain other qualifications.

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Service Companies have elected to be treated as Taxable REIT Subsidiaries. Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes. The 2005, 2004 and 2003 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $7.0 million, $5.9 million and $7.3 million, respectively, and expire during the years 2018 to 2025.

The gross deferred tax assets were $4.3 million, $4.0 million and $4.5 million at December 31, 2005, 2004 and 2003, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $150,000, $154,000 and $156,000 at December 31, 2005, 2004 and 2003, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $4.2 million, $3.8 million and $4.3 million at December 31, 2005, 2004 and 2003, respectively. We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized. The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

At December 31, 2005 and 2004, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $99.0 million and $81.4 million, respectively.

Reconciliation Between GAAP Net Income (Loss) and Taxable (Loss) Income

The following reconciles GAAP net income (loss) to taxable (loss) income:

(In thousands)	Year ended December 31,
	2005	2004	2003
GAAP net income (loss)	$ 36,209	$ 3,324	$ (10,913)
Add: GAAP net (income) loss of taxable REIT
subsidiaries and minority interest in joint venture, net	(343)	(1,024)	443
GAAP net income (loss) from REIT operations (*)	35,866	2,300	(10,470)

Add: Book depreciation and amortization	37,639	35,688	36,792
Less: Tax depreciation and amortization	(28,522)	(28,368)	(27,906)
Book/tax differences on (losses) gains from
capital transactions	(22,105)	(4,180)	1,079
Other book/tax differences, net	(796)	(911)	(2,198)
Taxable income (loss) before adjustments	22,082	4,529	(2,703)
Less: Capital gains	(25,769)	(5,502)	-
Taxable (loss) income subject to dividend requirement	$ (3,687)	$ (973)	$ (2,703)

(*) All adjustments to GAAP net income (loss) from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

(In thousands)	Year ended December 31,
	2005	2004	2003
Cash dividends paid	$ 18,279	$ 19,135	$ 18,725
Plus: Dividends designated from following year	1,252	-	-
Less: Portion designated capital gain distribution	(19,531)	(5,502)	-
Less: Return of capital	-	(13,633)	(18,725)
Dividends paid deduction	$ -	$ -	$ -

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2005, 2004 and 2003, as reported for income tax purposes, were as follows:

For the year ended December 31, 2005

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

2/1/05	$ -	$ -	$ .170000	$ .066019	$ .170000
5/2/05	-	-	.170000	.066019	.170000
8/1/05	-	-	.170000	.066019	.170000
11/1/05	-	-	.170000	.066019	.170000
1/23/06 (a)	-	-	.070258	.027285	.070258
	$ -	$ -	$ .750258	$ .291361	$ .750258

(a) Represents a portion of the dividend paid on January 23, 2006. The remaining portion of this dividend will be reported for the year ended December 31, 2006, for income tax purposes.

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

Preferred dividends of $5.1 million, $5.8 million and $5.5 million were paid for the years ended December 31, 2005, 2004 and 2003, respectively of which $5.1 million, $5.4 million and none were designated as a capital gain dividend for the years ended December 31, 2005, 2004 and 2003, respectively.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge effectiveness is assessed by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

We do not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments and we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

During 2005, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain properties that we own or manage. We utilize the gas forwards to limit the market price risk associated with the forecasted gas purchase. Forward contracts related to probable purchases of gas at our owned properties are designated as cash-flow hedges. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. We reassess this hedge on a quarterly basis to determine if it continues to be effective and the forecasted transactions are probable. The changes in fair value of the contracts will be recorded in other comprehensive income ("OCI"). The amount in OCI will be reclassified into earnings when the cost of the gas affects earnings. If any portion of the hedge is determined to be ineffective, that amount will also be recorded into earnings. As of December 31, 2005, these hedges were reported at fair value on the Consolidated Balance Sheet as "Accounts payable, accrued expenses and other liabilities" in the amount of $25,000. The unrealized gain/loss in the fair value of these hedges are deferred in OCI and will be recognized in earnings as the hedged transaction occurs. The change in net unrealized gain/loss on these hedges reflects a reclassification of net unrealized gain/loss from accumulated OCI to earnings of $100,000 during the year ended December 31, 2005. We estimate the $25,000 unrealized loss in OCI will be reclassified into earnings over the next 12 months.

The forward contracts related to properties that we manage are accounted for as derivatives and are not designated as hedges. Therefore, these forwards are recognized at fair value with the changes in fair value recorded in earnings. Additionally, we have contracts with certain of the owners of the managed properties involved in the forward contracts. These contracts create a reverse derivative, in which we are the seller, and are also recognized at fair value with the changes in fair value recorded in earnings. The changes in fair value of the reverse derivatives are exactly opposite the changes in fair value of the initial derivative for contracts with identical critical terms, and therefore result in a net impact of zero to our (loss) income from continuing operations.

We utilized interest rate swaps to add stability to interest expense as part of our hedging strategy. Interest rate swaps designated as fair value hedges involve the payment of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005 and 2004, such derivatives were used to hedge the changes in fair value associated with existing fixed rate loans. At December 31, 2005 and 2004, derivatives with a fair value of $0 and $163,000 were included in other assets and mortgages payable. No hedge ineffectiveness was recognized during 2005 and 2004 related to interest rate hedges.

Following is a summary of our interest rate hedge activity:

On June 30, 2004, we terminated an interest rate swap with a notional amount of $17.2 million (which was entered into in May, 2002) as a result of the refinancing of the related fixed rate loan. We recorded a credit to interest expense of $270,000 and $446,000 for the years ended December 31, 2004 and 2003, respectively, with regards to this swap.

On April 19, 2002, we executed an interest rate swap with a notional amount of $14.0 million (which commenced on May 15, 2002) to hedge the fair market value of a fixed rate loan. This swap expired in November 2005 upon the maturity of the related loan. We recorded a credit to interest expense of $147,000, $418,000, and $450,000 for the years ended December 31, 2005, 2004, and 2003, respectively, with regards to this swap.

On February 25, 2000, we executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, we executed termination agreements for both swaps. We received a termination payment of $2.7 million related to the $54.8 million swap, which is being amortized through October 2007, which is the maturity date of the related loans. Additionally, we received a termination payment of $512,000 related to the $10.6 million swap. This termination payment was being amortized through May 2007, which was the maturity date of the related loan. However, in connection with the June 29, 2005 property sale, as discussed in Note 2, this note was assumed by the buyer. As a result, we recorded a reduction to interest expense in discontinued operations in June 2005 of $144,000 which represented the remaining balance of the termination payment received in December 2000. We recorded a credit to interest expense of $580,000 for the year ended December 31, 2005, and $476,000 during each of the years ended December 31, 2004, and 2003 with regards to the amortization of the termination payments.

Treasury Shares

We record the purchase of Treasury shares at cost. From time to time, we may reissue these shares. When shares are reissued, we account for the issuance based on the "First in, first out" method. For additional information regarding treasury shares, see Note 14.

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." FASB Statement No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the Financial Accounting Standards Board (FASB or the "Board") issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations ("AROs"). FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" (FIN 47 or the "Interpretation"), deals with obligations to perform asset retirement activities in which the timing and (or) method of settlement are conditional on a future event (e.g., legal requirements surrounding asbestos handling and disposal that are triggered by demolishing or renovating a facility). The new guidance will likely require many companies to recognize liabilities for these obligations. In implementing the new guidance, which must be adopted by calendar year enterprises by December 31, 2005, a company will need to identify its conditional AROs and determine whether it can reasonably estimate the fair value of each obligation. If the company can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation based on its current present value. This liability would then accrete to the ultimate liability over the service period (adjusted periodically for changes in estimates). We have reviewed tangible long-lived assets and other agreements for associated AROs in accordance with this Interpretation and have concluded that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2005.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123R") which superceded the October 1995 issuance. SFAS 123R also supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued. In April 2005, the Securities and Exchange Commission adopted a rule which amended the compliance dates for this Statement. Accordingly, we will adopt this standard effective January 1, 2006. We are required to apply the provisions of this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued. These grant-date fair values had been included in the pro forma disclosures in the notes to the financial statements for periods prior to the effective date. Additionally, compensation cost will be recognized on all awards granted on or after the effective date over the related service period. We may elect to apply a modified version of retrospective application under which financial statements for periods prior to the effective date are adjusted on a basis consistent with the pro forma disclosures previously required for those periods. Upon adoption, we will not elect to adjust our financial statements for periods prior to the effective date. Based on our assessment of the additional compensation expense related to the adoption of this Statement, we expect to recognize additional compensation expense of approximately $90,000 for the year ended December 31, 2006, related to awards that had been granted prior to December 31, 2005. Awards granted after January 1, 2006, if any, would result in additional compensation expense during the year ended December 31, 2006.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") regarding EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights." The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership, unless the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. We will adopt EITF 04-05 as of January 1, 2006. We have assessed our investments in unconsolidated real estate joint ventures and have determined that EITF 04-05 will not have an impact on our financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

2. ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

On October 11, 2005, we acquired a 168-unit Market-Rate property located in Atlanta, Georgia. The purchase was funded primarily by mortgage financing on the acquired property, by cash received from the disposition of a Market-Rate property on June 29, 2005, which had previously been placed in escrow in accordance with Section 1031 of the Internal Revenue Code, and cash previously received through the March 15, 2005 issuance of trust preferred securities. See Note 6 for further information on the trust preferred securities.

On March 9, 2005, we acquired a 316-unit Market-Rate property located in West Palm Beach, Florida. The purchase was funded primarily by mortgage financing on the acquired property and on a previously unencumbered Market-Rate property. See Note 6 for further information concerning these mortgage notes. Additionally, this property was part of a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

On July 16, 2004, we acquired our joint venture partner's interest in Courtney Chase Apartments, a Market-Rate property located in Orlando, Florida. We previously had a 24.0% ownership interest in this partnership and had accounted for this investment under the equity method of accounting. We paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Funding for this acquisition was derived from net proceeds received from the sale of a Market-Rate property located in Northeast Ohio. Consequently, commencing July 16, 2004, the results of operations, financial condition and cash flows of this property are included in our consolidated financial statements.

Disposition Activity

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

We classified one property as held for sale at December 31, 2005. We tested this property under SFAS 144 and determined that it was not impaired. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at December 31, 2005. The operating results for this property are included in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

On October 24, 2005, we completed the sale of a 460-unit Market-Rate property located in Orlando, Florida. The sale price was $65.0 million and resulted in a gain of approximately $27.0 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. In connection with the sale, we repaid our $15.0 million line of credit in full including all accrued interest due as of that date.

On August 25, 2005, we completed the sale of a Market-Rate property located in Cleveland, Ohio. The sale price was $28.0 million and we recorded a gain of $17.4 million, which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. This property was part of a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code. Subsequent to the sale, we entered into a contract to provide property management services for this property.

On June 28, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.5 million and we recorded a gain of $4.0 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly into escrow with a qualified intermediary as this sale was treated as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. On October 11, 2005, these proceeds were used to partially fund the acquisition of a 168-unit Market-Rate property in Atlanta, Georgia, as noted above.

On May 10, 2004, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $10.0 million and we recorded a gain of $9.7 million which is included in "Income from discontinued operations" in the Consolidated Statements of Operations. The results of operations for this property are also included in "Income from discontinued operations" for all periods presented. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as we treated this sale as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. We used $7.9 million of these proceeds in connection with the acquisition of Courtney Chase Apartments on July 16, 2004, as noted above.

On October 17, 2003, we completed the sale of our partnership interest in a 252-unit residential joint venture property located in Cranberry Township, Pennsylvania. We received cash proceeds of $2.1 million and a $491,000 note. We recorded a gain on the sale of our partnership interest of $1.3 million.

On April 17, 2003, we completed the sale of a 36-unit Market-Rate property located in Northeast Ohio in which we were a 50.0% partner. The sale price was $990,000. Our proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations.

The following chart summarizes the "Income from discontinued operations" for the years ended December 31, 2005, 2004, and 2003, respectively:

	2005	2004	2003
(In thousands)
Property revenues	$ 8,707	$ 11,837	$ 12,757

Property operating and maintenance expense	(4,945)	(6,637)	(7,669)
Real estate asset depreciation and amortization	(1,613)	(3,139)	(3,113)
Interest income	-	1	1
Interest expense	(396)	(1,133)	(1,209)

Operating income	1,753	929	767
Gain on disposition of properties, net	48,536	9,682	-
Income from discontinued operations	$ 50,289	$ 10,611	$ 767

3. RESTRICTED CASH

Restricted cash, some of which is required by HUD for certain government subsidized properties and some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property. In addition, certain escrows are maintained in connection with mortgage servicing operations.

Restricted cash is comprised of the following:

	December 31,
	2005	2004
(In thousands)
Resident security deposits	$ 1,462	$ 1,710
Investor's escrow	175	177
Escrows and reserve funds for replacements
required by mortgages	6,860	6,853
	$ 8,497	$ 8,740

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Investor's escrow represent funds held primarily for the payment of operating expenses associated with properties we manage on behalf of our advisory clients. These funds are held in short term investments. Certain reserve funds for replacements are invested in a combination of money market funds and U.S. treasury bills with maturities less than 18 months.

4. GOODWILL AND OTHER ASSETS

Goodwill

MIG Realty Advisors, Inc. In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger. The goodwill was allocated fully to the Management and Service Operations Segment.

We completed our annual review of goodwill during the three months ended March 31, 2005. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability to the various alternatives we consider. Based on this analysis, we determined that goodwill was not impaired as of March 31, 2005. There were no changes to the carrying amount of goodwill during the year ended December 31, 2005. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net

Other assets, net, consist of the following:

	December 31,
(In thousands)	2005	2004

Intangible assets	$ 1,945	$ 681
Deferred financing and leasing costs	10,194	9,210
Less: Accumulated amortization	(6,688)	(5,416)
	5,451	4,475
Prepaid expenses	4,717	4,862
Other assets	416	1,604
	$ 10,584	$ 10,941

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

In connection with the October 2005 property acquisition as discussed in Note 2, we recorded intangible assets in the amount of $540,000 related to existing leases, which is being amortized over twelve months, and $148,000 related to tenant relationships, which is being amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

In connection with the March 2005 property acquisition as discussed in Note 2, we recorded intangible assets in the amount of $975,000 related to existing leases, which is being amortized over thirteen months, and $282,000 related to tenant relationships, which is being amortized over sixteen months. These intangible assets were fully allocated to the Acquisition/Disposition segment.

In connection with the July 2004 property acquisition as discussed in Note 2, we recorded intangible assets in the amount of $539,000 related to existing leases, which was amortized over thirteen months, and $142,000 related to tenant relationships, which was amortized over sixteen months. These intangible assets which were fully amortized in 2005, were allocated to the Acquisition/Disposition segment.

MIG Realty Advisors, Inc. In connection with the June 1998 MIG Realty Advisors, Inc. merger, we recorded an intangible asset subject to amortization which was fully amortized in 2004. This intangible asset represented asset advisory and property management contracts and a related deferred tax liability. The asset advisory and property management contracts are attributed to properties owned by pension fund clients and are generally terminable upon 30 days notice. This intangible asset was allocated fully to the Management and Service Operations Segment.

Information on the intangible assets at December 31, 2005 are as follows (in thousands):

	Existing	Tenant
	Leases	Relationships
Gross carrying amount	$ 1,515	$ 430
Less: Accumulated amortization	(885)	(204)
Balance as of December 31, 2005	$ 630	$ 226

The aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $434,000 and $312,000, respectively. The estimated amortization expense for the years ended December 31, 2006 and 2007 is $847,000 and $9,000, respectively.

Deferred financing and leasing costs

Amortization expense for deferred financing and leasing costs was $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5. GAIN ON DISPOSITION OF INVESTMENT

During the year ended December 31, 2005, a property in which we had a $5,000 limited partnership interest was sold. We recorded a net gain of $150,000 related to this sale in "Gain on disposition of investment". We had previously recorded the investment at cost in "Other assets" in the Consolidated Balance Sheets.

6. DEBT

Our debt at December 31, 2005 and 2004, consists of the following:

	December 31
(In thousands)	2005	2004

Conventional mortgage debt, maturing
at various dates to 2012	$ 546,486	$ 545,873
Federally insured mortgage debt, maturing 2013	1,304	1,406
Line of credit, maturing 2007	-	10,000
Unsecured debt, maturing 2035	25,780	-
	$ 573,570	$ 557,279

Real estate assets pledged as collateral for all debt had a net book value of $603.6 and $645.3 million at December 31, 2005 and 2004, respectively.

As of December 31, 2005, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2006	$ -
2007	71,358
2008	40,828
2009	146,155
2010	132,917
Thereafter	182,312
$ 573,570

Cash paid for interest was $41.9 million, $39.2 million and $39.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Conventional Mortgage Debt

On November 21, 2005, we repaid a $13.7 million loan which was secured by a Market-Rate property with a new $21.0 million loan on the same property. The new loan matures in December 2010 and accrues interest at a rate of LIBOR plus 0.8%.

On October 11, 2005, we obtained an $11.8 million conventional mortgage loan in connection with the purchase of a property in Atlanta, Georgia. The loan matures in September 2010 and accrues interest at a rate of LIBOR plus 1.8% or the Prime Loan Rate.

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

On March 9, 2005, we obtained two conventional mortgage loans in connection with the purchase of a property in Florida. One loan in the amount of $9.9 million was secured by a property in Northeast Ohio. This loan was subsequently repaid in full in December 2005. The other loan in the amount of $29.1 million is secured by the acquired Florida property. On October 28, 2005, the maturity date of this loan was extended for three years to March 2010 and the interest rate was reduced to LIBOR plus 1.8% or the Prime Loan Rate.

On February 1, 2005, we repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing, both of which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million that would have matured on June 1, 2006 was paid off at a discount of $330,000, which was recorded as a reduction to interest expense. We funded the repayment by obtaining a new mortgage loan on the same property in the amount of $16.1 million. This note was paid off on August 25, 2005, in connection with the sale of the property securing the note, as discussed in Note 2.

On July 16, 2004, we recorded, as a liability, a $15.6 million loan in connection with the acquisition of our joint venture partner's interest in Courtney Chase Apartments. This loan had previously not been reflected in our balance sheet as the investment in the joint venture was accounted under the equity method of accounting. This loan accrued interest at the rate of LIBOR plus 1.75% and matured on June 1, 2005 with an option to extend the maturity for two additional years. This loan was repaid in full in March 2005. See Note 2 for further information regarding this acquisition.

On June 30, 2004, we prepaid a $17.2 million nonrecourse conventional loan encumbering a Market-Rate property located in Northeast Ohio with a fixed interest rate of 6.6% and obtained a new nonrecourse conventional note secured by this same property in the amount of $20.0 million. This note requires payments of interest only until maturity. Additionally, we executed a termination agreement on a reverse interest rate swap that had originally been executed to hedge the fair market value of the prepaid note. See "Derivative Information and Hedging Activity" in Note 1 for further information regarding the interest rate swap. On October 28, 2005, this loan was extended for three years to June 2009 and the interest rate was reduced to LIBOR plus 1.8% or the Prime Loan Rate.

On May 1, 2003, we repaid a $2.7 million nonrecourse loan encumbering a Market-Rate property located in Michigan. On June 30, 2003, we obtained a new loan secured by the same property in the amount of $3.9 million. On October 28, 2005, we completed an agreement that reduced the interest rate on this loan to LIBOR plus 1.8% or the Prime Loan Rate from LIBOR plus 2.0% or the Prime Loan Rate and extended the maturity to July 2011. The loan that was repaid was federally insured. The new loan is a conventional loan.

On April 22, 2003, we repaid a $2.3 million nonrecourse loan encumbering a Market-Rate property located in Northeast Ohio. We incurred a prepayment penalty of approximately $330,000 related to this prepayment, which is included in "Interest expense" in the Consolidated Statements of Operations. On May 12, 2003, we obtained a new loan secured by the same property in the amount of $5.5 million. On October 28, 2005, we completed an agreement that reduced the interest rate on this loan to LIBOR plus 1.8% or the Prime Loan Rate from LIBOR plus 2.0% or the Prime Loan Rate and extended the maturity to June 2011.

Conventional mortgages payable are comprised of 54 loans at December 31, 2005 and 55 loans at December 31, 2004, each of which is a project specific loan collateralized by the respective real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. The weighted average interest rate of the conventional fixed rate mortgages was 7.7% at December 31, 2005 and 2004.

Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.

Federally Insured Mortgage Debt

On July 21, 2004, we prepaid a $2.9 million 7.0% fixed rate HUD insured mortgage encumbering a Market-Rate property located in Northeast Ohio. This property now secures a line of credit.

Federally insured mortgage debt, which encumbered one of the properties at December 31, 2005 and 2004, is insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934. This government-insured loan is nonrecourse. Payments of principal, interest and HUD mortgage insurance premiums are made in equal monthly installments. On December 31, 2005, the federally insured mortgage had a balance of $1.3 million with a maturity date of December 1, 2013, and interest accruing at a variable rate of 4.8%. This mortgage is secured by a letter of credit which is renewed annually.

Medium-Term Notes Program

We repaid a $105,000 Medium-Term Note (the "MTN") on December 9, 2004.

Line of Credit

We have a $14.0 million line of credit that is available for regular borrowings and letter of credit transactions. This line of credit is secured by one of our properties. There were no regular borrowings outstanding under this line at December 31, 2005 and 2004. At December 31, 2005, a letter of credit in the amount of $53,000 had been issued against this line. In November 2005, we completed an agreement that reduced the interest rate on this line to LIBOR plus 1.8% or the one month reference rate from LIBOR plus 2.0% or the prime rate and extended the maturity date for two years to December 2007.

Our $15.0 million secured line of credit was unavailable at December 31, 2005, because the property securing that credit line was sold. In February 2006, we identified a replacement property to serve as security for this credit line and completed an amendment to the loan terms that increased the credit line to $17.0 million with interest calculated at LIBOR plus1.50%. Borrowings under the line may be restricted based upon the operating performance of the property. There were borrowings of $10.0 million outstanding on this line of credit at December 31, 2004. There were no borrowings outstanding on this line at December 31, 2005.

Unsecured Debt

On March 15, 2005, AERC Delaware Trust (the "Trust"), a newly formed wholly owned subsidiary, sold trust preferred securities for an aggregate amount of $25.8 million. Associated Estates Realty Corporation ("AERC") owns all of the common securities of the Trust. The Trust used the proceeds to purchase AERC's junior subordinated note due March 30, 2035, which represents all of the Trust's assets. The terms of the trust preferred securities are substantially the same as the terms of the junior subordinated note. Interest on the junior subordinate note is payable at a fixed rate equal to 7.9% per annum through the interest rate payment date in March 2015 and thereafter at a variable rate equal to LIBOR plus 3.25% per annum. AERC may redeem the junior subordinated note at par at any time on and after March 30, 2010. To the extent that AERC redeems the junior subordinated note, the Trust is required to redeem a corresponding amount of trust preferred securities.

7. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2005, our interests in joint venture properties were as follows:

Ownership

Lakeshore Village	50.0%
Idlewylde	49.0%

The following tables represent summarized financial information at 100% for all joint ventures in which we have been an investor during the years presented.

Balance sheet data	December 31,
(In thousands)	2005	2004

Real estate, net	$ 54,057	$ 55,962
Other assets	2,249	1,476
	$ 56,306	$ 57,438

Amounts payable to us	$ 69	$ 23
Mortgages payable	46,173	45,770
Other liabilities	902	968
Equity	9,162	10,677
	$ 56,306	$ 57,438

Investments in joint ventures, net	$ 5,890	$ 6,240

Operating data	For the year ended December 31,
(In thousands)	2005	2004	2003

Property revenues	$ 7,685	$ 9,059	$ 7,760
Operating and maintenance expenses	(4,261)	(5,257)	(4,845)
Depreciation and amortization	(2,314)	(2,776)	(2,737)
Interest expense	(2,346)	(2,866)	(2,921)
(Loss) income from continuing operations	(1,236)	(1,840)	(2,743)
Income from discontinued operations:
Operating income (loss)	-	46	(606)
Gain on disposition of property	-	-	926
Income from discontinued operations	-	46	320
Net (loss) income	$ (1,236)	$ (1,794)	$ (2,423)

Equity in net loss of joint ventures	$ (644)	$ (923)	$ (1,157)

Of the $46.2 million of mortgages payable at December 31, 2005, $42.0 million matures in 2010 and $4.2 million matures in 2031.

On July 16, 2004, we acquired our joint venture partner's interest in Courtney Chase Apartments, a 288-unit Market-Rate multifamily community located in Orlando, Florida. We previously had a 24.0% ownership interest in this partnership and had accounted for this investment under the equity method of accounting. We paid $7.9 million in cash and assumed the existing debt on the property of $15.6 million. Consequently, commencing July 16, 2004, the results of operations, financial condition and cash flows of this property are included in our consolidated financial statements.

On April 17, 2003, we completed, with our joint venture partner, the sale of a 36-unit Market-Rate property located in Northeast Ohio in which we were a 50.0% partner. The sale price was $990,000. Our proportionate share of the gain was $450,000 which is included in "Equity in net loss of joint ventures" in the Consolidated Statements of Operations. We received cash proceeds of $475,000.

On October 17, 2003, we completed the sale of our partnership interest in a 252-unit residential joint venture property located in Cranberry Township, Pennsylvania. We received cash proceeds of $2.1 million and a $491,000 note. We recorded a gain of $1.3 million which is shown as "Gain on sale of partnership interest" in the Consolidated Statements of Operations. As a result of this sale, our guaranty obligation under a $220,000 letter of credit with regards to certain construction work at this property was canceled in October 2003.

We received distributions of $418,000 for the year ended December 31, 2004 and $2.6 million for the year ended December 31, 2003, which includes cash received from the sale of one joint venture operating property and the sale of our interest in a partnership as more fully described above. Revenues from property and asset management fees charged to joint ventures aggregated $245,000, $334,000 and $393,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

We capitalize interest costs in accordance with SFAS No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" related to our investment in certain joint venture properties during their construction period. The remaining amount of capitalized interest was $908,000 and $942,000 at December 31, 2005 and December 31, 2004, respectively. This excess investment over equity in the underlying net assets of the joint ventures is included in "Investment in joint ventures, net" in the Consolidated Balance Sheets, and is amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 10). Rent subsidies of $581,000, $597,000 and $789,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were received by the property.

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

We held two notes of equal amounts payable by our CEO aggregating $3.4 million, both of which were to mature May 1, 2005. These notes were paid in full on April 25, 2005. For the years ended December 2005 and 2004, the interest rate charged on these notes was approximately 3.1% and 3.3%, respectively.

Merit Painting Services ("Merit"), one of our subsidiaries, was retained by JAS Construction, Inc. ("JAS") under subcontracts for the performance of certain rehabilitation work at seven properties owned by an unrelated party. JAS is owned by a son of the CEO. Reported revenue related to these contracts and other work performed by Merit for JAS is included in the table below.

Summarized affiliate and joint venture transaction activity was as follows:

	For the year ended December 31,
(In thousands)	2005	2004	2003
Property management fee and other
miscellaneous service revenues	$ 892	$ 918	$ 1,695

Painting service revenues related to JAS Construction	368	5,512	1,100
Other affiliate and joint venture painting service revenue	82	88	415

Expenses incurred on behalf of and reimbursed by (a)	1,204	1,407	3,706

Interest income on Notes due from CEO	47	111	100

(a) Primarily payroll and employee benefits, reimbursed at cost.

	December 31,
(In thousands)	2005	2004

Accounts and notes receivable from affiliates and joint ventures:
Notes and interest receivable from CEO	$ -	$ 3,365
Funds advanced	633	573
JAS Construction, Inc.	392	407
Property management fees, insurance and
miscellaneous receivables	884	712
Total due from affiliates and joint ventures	$ 1,909	$ 5,057

Funds held on behalf of affiliates and joint ventures	$ 959	$ 2,334

9. NOTEHOLDER INTEREST

We acquired a Noteholder Interest in connection with our IPO in 1993. The Noteholder Interest was secured by a limited partnership interest in Winchester Hills I Apartments located in Willoughby Hills, Ohio. We had declared the notes to be in default because of nonpayment of interest and principal. On July 16, 2004, we accepted a 98.999% limited partnership interest in the limited partnership that owns Winchester Hills I Apartments in full satisfaction of all obligations under the notes. In addition, one of our subsidiaries acquired the remaining 1.001% general partnership interest in that limited partnership held by our President and CEO Jeffrey I. Friedman and a company controlled by him. The subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of Winchester Hills I Apartments if and when such sale occurs. The independent members of the Board of Directors approved the terms of the buyout. Following such transactions, the limited partnership that owns Winchester Hills I Apartments was liquidated and as a consequence title to Winchester Hills I Apartments is now wholly vested. The notes had originally been placed on our books at a value of zero and no interest income had been recorded relating to the notes. The Noteholder Interest had effectively entitled us to all cash flow from the property, and we had placed the property on our books as a result of having full economic benefit and control of the property operations. Therefore, there is no effect on the consolidated financial statements as a result of the transfer of the ownership interest.

10. COMMITMENTS AND CONTINGENCIES

Leases

We lease certain equipment under capital leases. Such equipment is included in property, plant and equipment with a cost of $83,000 and accumulated depreciation of $67,000 at December 31, 2005. We also lease certain equipment and facilities under operating leases. Future minimum lease payments under all capital and noncancellable operating leases in which we are the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows (in thousands):

	Capital	Operating

2006	$ 9	$ 113
2007	-	109
2008	-	96
2009	-	52
2010	-	52
Thereafter	-	789
	9	$ 1,211
Less interest	-
	$ 9

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. At December 31, 2005, such provisions existed for eight properties and expire at various dates from 2021 to 2036. In August 2005, we sold one property that was subject to a ground lease that would have expired in 2086. Total revenues derived from such properties were $8.8 million, $10.3 million and $10.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Furthermore, at the end of the term of the lease, any remaining replacement reserves revert to the lessor. We believe that the replacement reserves will be utilized for their intended purpose prior to the end of the lease term. Such cash reserves included in restricted cash were $773,000 and $692,000 at December 31, 2005 and 2004, respectively. With respect to such leases, we incurred ground rent expense of $85,000 for the year ended December 31, 2005, and $101,000 for each of the years ended December 31, 2004 and 2003.

We own one property which is subject to a warranty deed reversion provision. This provision requires that the land and real estate assets revert to the deed holder at expiration, which is September 2037. At December 31, 2005 and 2004, the net book value of this property was $879,000 and $1.0 million, respectively. The property generated revenues and net income of $939,000 and $344,000 for 2005 and $988,000 and $377,000 for 2004 and $943,000 and $352,000 for 2003.

Affordable Housing

Certain of our Affordable Housing properties are governed by rent subsidies and/or mortgage insurance program regulations, which contain provisions governing certain aspects of the operations of these properties. Among other matters, such provisions may include a requirement to maintain a reserve fund for replacements, the renting of properties to qualifying residents, and the requirement to make distributions in accordance with certain regulations. Certain approvals may be required to encumber properties having rental subsidies.

The rent subsidy program provides that HUD will make monthly housing assistance payments to our subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable subsidiary. Such contracts have scheduled expiration dates between June 2006 and July 2024. HUD may abate subsidy payments if the applicable subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Federal rent subsidies recognized in income were $6.5 million, $6.5 million and $6.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. As discussed in Note 6, certain obligations are insured by federal mortgage insurance programs.

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of December 31, 2005, and no accruals have been made for these matters. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On August 10, 2001, Fluor Daniel, Inc. ("FDI") filed a Demand For Arbitration with the American Arbitration Association ("AAA") arising out of construction services provided by FDI to MIG/Orlando Development, LTD ("MOD"), an affiliate of ours, pursuant to a construction contract between FDI and MOD for the construction of a 460-unit apartment community located in Orlando, Florida. FDI claims that it suffered damages of $1.6 million in performing the work because of the owner's breach of the construction contract. We were named as party defendants, in addition to MOD, in this litigation; however, during 2002, we were dismissed as a party to this litigation. MOD filed a counterclaim with the AAA against FDI seeking liquidated damages of $1.9 million arising out of FDI's failure to complete the project in a timely manner as required by the terms of the construction contract. MOD acquired this project in 1998 as part of our acquisition of MIGRA from a group that included persons who were our officers and directors. On or about January 9, 2006, we concluded a settlement agreement with FDI which resulted in the dismissal and release of all claims by FDI against us at no cost to us other than our legal fees and related costs incurred in connection with such litigation. As part of that settlement agreement, we dismissed our counterclaims and released FDI from all liability in connection therewith.

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

11. GUARANTEES

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

12. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In the following disclosures, we determined estimated fair value by using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Rents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgages and notes payable with an aggregate carrying value of $573.6 million and $557.3 million at December 31, 2005 and 2004, respectively, have an estimated aggregate fair value of approximately $597.1 million and $595.3 million, respectively. Estimated fair value is based on interest rates currently available to us for issuance of debt with similar terms and remaining maturities.

We may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. We do not utilize these agreements for trading or speculative purposes. See "Derivative instruments and hedging activities" in Note 1 for further information.

We may, from time to time, utilize forward contracts with respect to forecasted probable purchases of natural gas used in heating certain of our properties. We use the gas forwards to limit the market price risk associated with the forecasted gas purchase. See "Derivative instruments and hedging activity" in Note 1 for further information.

Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2005 and 2004. Although we are not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	For the year ended
	December 31,
(In thousands)	2005	2004	2003
Dividends declared but not paid	$ 3,052	$ 3,661	$ 3,311
Adjustment for purchase of minority interest	-	-	589
Assumption of debt by purchaser of property	10,065	-	-
Assumption of debt in connection with operating property acquisition	-	15,619	-
Capital lease obligation	-	-	130
Reclassification of original issuance costs related to redemption of
preferred shares	2,163	-	-
Discount related to prepayment of debt, net	-	-	339
Fixed asset replacement write-off	2,435	4,757	3,827

14. COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

On July 27, 2005, our Board of Directors ("Board") authorized the repurchase of up to $50.0 million of our common shares. As of December 31, 2005, we had repurchased 1,818,700 common shares under this plan at a cost of $17.4 million. At December 31, 2005, we had a total of 5,045,437 treasury shares.

Preferred Shares

We are authorized to issue a total of 9,000,000 Preferred Shares, designated as follows:

  3,000,000 Class A Cumulative Preferred Shares, of which 225,000 have been designated as 9.75% Class A Cumulative Redeemable Preferred Shares and are discussed below.

3,000,000 Class B Cumulative Preferred Shares, of which 400,000 have been designated as Class B Series I Cumulative Preferred Shares and 232,000 have been designated as 8.7% Class B Series II Cumulative Redeemable Preferred Shares and are discussed below.

3,000,000 Noncumulative Preferred Shares.

8.7% Class B Series II Cumulative Redeemable Preferred Shares. In December 2004, we issued 2,320,000 depositary shares, each representing 1/10th of a share of our 8.7% Class B Series II Cumulative Redeemable Preferred Shares, for $58.0 million and incurred costs of approximately $1.2 million related to the issuance. The liquidation preference for each Class B Preferred Share is $250.00 (equivalent to $25.00 per depositary share), plus accrued and unpaid dividends. Dividends on the Class B Preferred Shares are cumulative from the date of issue and are payable quarterly. Except in certain circumstances relating to the preservation of our status as a REIT, the Class B Preferred Shares are not redeemable prior to December 15, 2009. On and after December 15, 2009, the Class B Preferred Shares are redeemable for cash at our option. The net proceeds from this offering were used to redeem the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares as discussed below.

9.75% Class A Cumulative Redeemable Preferred Shares. On January 6, 2005, we redeemed all of our outstanding 9.75% Class A Cumulative Redeemable Preferred Shares at a cost of $56.6 million. In connection with the issuance of the 9.75% Class A Cumulative Redeemable Preferred Shares in July 1995, we incurred issuance costs of $2.2 million which were recorded as a reduction in shareholders' equity. In accordance with GAAP, we recognized the $2.2 million of issuance costs as a reduction in net earnings to arrive at net income applicable to common shares for the year ended December 31, 2005.

Shareholder Rights Plan

In January 1999, we adopted a Shareholder Rights Plan. To implement the Plan, the Board of Directors declared a distribution of one Right for each of our outstanding common shares. Each Right entitles the holder to purchase from us 1/1,000th of a Class B Series I Cumulative Preferred Share (a "Preferred Share") at a purchase price of $40 per Right, subject to adjustment. One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one common share. The Rights will expire on January 6, 2009, unless redeemed by us as described below.

The Rights are not currently exercisable and are traded with our common shares. The Rights will become exercisable if a person or group becomes the beneficial owner of, or announces an offer to acquire 15.0% or more of the then outstanding common shares.

If a person or group acquires 15.0% or more of our outstanding common shares, then each Right now owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, we are acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sell 50.0% or more of its assets or earnings power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring common shares having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $.01 per Right.

The distribution was made on January 29, 1999 to shareholders of record on that date. The initial distribution of Rights was not taxable to shareholders.

15. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128.

There were 2.0 million, 2.0 million and 1.9 million options to purchase common shares outstanding at December 31, 2005, 2004 and 2003, respectively. None of the options were included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss from continuing operations applicable to common shares.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

16. EMPLOYEE BENEFIT PLANS

We offer medical, dental and life insurance benefits to those employees who have completed their 90-day introductory period. Employees who have completed six months of service are eligible for educational assistance program and 401(k) plan and employees who have completed one year of service are provided with long-term disability coverage. Additionally, we offer a variety of supplemental benefits to employees at their own cost.

We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 25.0% of their gross wages. After one year of participation, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0%. We recorded expense in relation to this plan of approximately $141,000, $132,000 and $152,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for us to make a contribution to the account of each of the participating officers at the end of each plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes once vested) until distribution. The account balances earn interest each year at a rate that approximates our weighted average cost of capital. The Executive Compensation Committee approves the interest rate at the beginning of each year. On May 3, 2003, the Executive Compensation Committee of our Board of Directors approved our recommendation to suspend contributions to the SERP plan for the 2003 plan year. The suspension was to have no impact on existing account balances. As a result, both the December 31, 2003 SERP contribution and the January 1, 2004 interest contribution were suspended. No expense was recorded for the SERP in 2003. In December 2003, the Board of Directors approved the reinstatement of the SERP contributions beginning with the 2004 Plan year.

	Supplemental Executive Retirement Plan Benefit
	for the year ending December 31,
(In thousands)	2005	2004	2003

Balance at beginning of period	$ 933	$ 778	$ 778
Service cost	105	82	-
Forfeiture of prior period service cost	(74)	-	-
Interest cost	71	73	-
Balance at end of period	$ 1,035	$ 933	$ 778

17. EQUITY BASED AWARD PLANS

AERC Share Option Plan

The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan. On December 31, 2005, there were 118,099 options outstanding and exercisable under this plan. These options will remain in effect according to the original terms and conditions of the plan. This plan was provided as an incentive and non-qualified stock option plan under which 543,093 of our common shares had been reserved for awards of share options to eligible key employees. Options could have been granted at per share prices not less than fair market value at the date of grant and must be exercisable within ten years thereof. Option awards granted are vested in equal annual increments over no fewer than three years, beginning on the first anniversary of the date of grant.

Equity-Based Incentive Compensation Plan

The Equity-Based Incentive Compensation Plan ("the Omnibus Equity Plan"), provided for the grant to participants of options to purchase common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. This plan expired on February 20, 2005, and therefore none of the 209,674 remaining options will be granted under this plan. On December 31, 2005, there were 576,800 options outstanding and exercisable under this plan. These options will remain in effect according to the original terms and conditions of the plan. Options to purchase common shares that were granted from this plan had an option price equal to the fair market value of the common shares at the date of the grant. The rights to purchase common shares enabled a participant to purchase common shares (i) at the fair market value of such shares on the date of such grant or (ii) at 85.0% of such fair market value on such date if the grant is made in lieu of cash compensation. Under the terms of the Omnibus Equity Plan, these grants and awards may not aggregate more than 1,400,000 common shares and no participating employee may receive awards of more than 250,000 common shares during any calendar year.

Restricted share grants made from this Plan vest either in equal increments over three years or at the end of nine years from the date of grant. Those shares vesting at the end of a nine year period have a feature which permits the acceleration of the vesting upon our achievement of certain financial benchmarks. Cash dividends paid during the period of restriction are recorded as a charge to "Accumulated distributions in excess of accumulated net income." Option grants made from this Plan have been vested either in equal increments over three years or five years beginning on the first anniversary of the date of grant or at the end of nine years. The accelerator described above also applied to the nine year grants.

Year 2001 Equity Incentive Plan

Our Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000. At our 2005 Annual Meeting of Shareholders held on May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan") to be effective immediately. The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation", as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000. At December 31, 2005, there were 1,058,973 common shares available for awards under the amended and restated Plan and 977,909 options outstanding under this plan, of which 50,000 were exercisable.

Options Granted to Outside Directors

We have granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined and approved by the Board of Directors. Option awards granted vest either one year from the date of grant or three years from the date of grant.

SFAS No. 123

A summary of the status of our stock options granted as of December 31, 2005, 2004, and 2003 and the changes during the year ended on these dates is presented below:

	2005		2004		2003
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of year	1,985,999	$ 12.17	1,897,383	$12.31	2,353,774	$13.48
Granted	252,909	9.60	240,250	9.04	-	-
Exercised	61,300	8.05	113,000	8.22	-	-
Canceled	181,300	13.01	38,634	11.54	456,391	19.10
Outstanding at end of year	1,996,308	11.89	1,985,999	12.17	1,897,383	12.31
Exercisable at end of year	809,899	15.80	888,916	15.91	1,025,055	15.00
Weighted average fair value of
options granted during the year		$ 1.46		$ 1.13		$ -

The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate or range	4.2%	3.3%	-
Dividend yield or range	7.1%	7.6%	-
Expected life or range	7.1 years	5.6 years	-
Expected volatility or range	30.7%	29.2%	-

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding at	Exercise	Remaining	Exercisable at	Exercise
Prices	December 31, 2005	Prices	Contract Life	December 31, 2005	Price

$7.00 to $8.70	1,038,299	$ 8.55	5.2	283,299	$ 8.23
$9.00 to $12.50	591,009	10.23	7.3	159,600	10.29
$20.25 to $24.10	367,000	24.03	1.8	367,000	24.03
$7.00 to $24.10	1,996,308	$ 11.89	5.2	809,899	$ 15.80

The following table summarizes information about restricted shares granted during the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Number of shares granted	77,167	74,451	23,075
Weighted average fair value	$ 9.60	$ 7.21	$ 6.15

18. DIRECTOR/EXECUTIVE COMPENSATION

Director's Deferred Compensation Plan

The Directors' Deferred Compensation Plan was adopted by our Board of Directors on August 22, 1996. The Plan was implemented to allow persons serving as Independent Directors the option of deferring receipt of compensation otherwise payable to them for their services as Directors and to create an opportunity for appreciation of the amount deferred based upon appreciation of our Common Shares.

Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director. Fees for each period are credited to the deferral account as they are earned. Amounts credited to the deferral account are converted to "share units" which are valued based upon the closing price of our common shares at the end of each reporting period. Each deferral account is increased when we pay a dividend on our commons shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. At the end of each reporting period, the total value of the deferred compensation is adjusted for increases in share units and for changes in our common share price. The total amount of deferred compensation relating to this plan is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Adjustments to the total value of the Plan are reflected in "General and administrative expenses" in the Consolidated Statements of Operations. At December 31, 2005 and 2004, deferred amounts related to this plan of $763,000 and $799,000, respectively, were included in "Accounts payable and accrued expenses". The deferral account is vested at all times.

Executive Compensation and Employment Agreements

We have a three year employment agreement with the Chairman, President and Chief Executive Officer dated January 1, 1996, that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate by giving one year's prior written notice. Additionally, we have severance arrangements with certain other executive officers.

Annual Incentive Plan

Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. Officers are rewarded for accomplishing our short-term financial objectives. In 2005 and 2004, annual incentive opportunities for the officers were linked to Property Net Operating Income, as defined. Participants' awards are paid in a combination of cash and restricted shares. The officer incentives earned for the period ending December 31, 2004, were $758,000 in the aggregate of which $568,000 were delivered in cash and the remaining $190,000 were delivered in the form of restricted shares that vest incrementally over a three-year period. For 2005, the officers have earned an award of approximately $429,000 which will be paid $322,000 in cash and $107,000 in restricted shares, which will vest incrementally over a three-year period.

Long Term Incentive Plan

On August 4, 2005, the Executive Compensation Committee of our Board of Directors (the "Committee") established the terms of our new long-term incentive compensation plan. The plan is intended to reward certain executives for the achievement of certain milestones linked to our strategic plan.

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

Additionally, on August 4, 2005, the Committee approved the 2005 award under the long-term incentive compensation plan. The award consists of 50% NQSOs and 50% restricted shares. The NQSOs will vest in thirds on February 4, 2006, December 31, 2006 and December 31, 2007. The restricted shares vest at the end of the three-year cycle based on the attainment of the three-year benchmark. The vesting of no more than half of the original award of restricted shares may be accelerated at the end of each annual measurement period based upon the achievement of interim strategic objectives as determined by the Committee. Any of these restricted shares that have not vested previously will vest at the end of the three-year period if the overall objective is achieved, or will be forfeited if the overall objective is not achieved. We recognized expense in the amount of $111,000 for the year ended December 31, 2005, related to this plan.

19. SEGMENT REPORTING

We have four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. We have identified these segments based upon how we make decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year) and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market-Rate Multifamily Properties are same store wholly owned conventional multifamily residential properties. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties, that we own or have an investment in, as well as to non-owned properties that we manage. Additionally, this segment includes the results from our painting subsidiary, Merit Painting Services. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies." We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenues, including interest income, for the Acquisition/Disposition, Market-Rate and Affordable Housing segments and deducting direct property management and service companies expense, and painting service expense from total revenues, including interest income, for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income determined in accordance with Generally Accepted Accounting Principles ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner.

Segment information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	For the year ended December 31, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 7,336	$ 120,426	$ 9,963	$ 21,637	$ 159,362
Elimination of intersegment revenues	-	(89)	(25)	(8,820)	(8,934)
Consolidated revenues	7,336	120,337	9,938	12,817	150,428

Equity in net income (loss) of joint ventures	4	(534)	(114)	-	(644)

Operating income from discontinued operations	1,753	-	-	-	1,753

*NOI	4,501	61,806	4,994	(223)	71,078

Total assets	87,419	564,851	8,184	58,788	719,242

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,427	$ 118,724	$ 9,830	$ 27,939	$ 157,920
Elimination of intersegment revenues	-	(126)	(15)	(8,392)	(8,533)
Consolidated revenues	1,427	118,598	9,815	19,547	149,387

Equity in net income (loss) of joint ventures	81	(834)	(170)	-	(923)

Operating income from discontinued operations	929	-	-	-	929

*NOI	876	63,106	5,240	2,064	71,286

Total assets	84,340	585,463	8,703	84,411	762,917

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2003
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ -	$ 118,434	$ 9,439	$ 25,426	$ 153,299
Elimination of intersegment revenues	-	(105)	(20)	(8,288)	(8,413)
Consolidated revenues	-	118,329	9,419	17,138	144,886

Equity in net income (loss) of joint ventures	17	(1,102)	(72)	-	(1,157)

Operating income from discontinued operations	767	-	-	-	767

*NOI	39	58,390	5,155	2,003	65,587

Total assets	62,980	602,822	9,117	29,874	704,793

* Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows:

(In thousands)	2005	2004	2003

Total NOI for reporting segments	$ 71,078	$ 71,286	$ 65,587
Depreciation and amortization	(33,852)	(30,615)	(31,715)
General and administrative expense	(7,999)	(7,771)	(6,084)
Interest expense	(42,753)	(39,201)	(39,550)
Gain on disposition of investment	150	-	-
Equity in net loss of joint ventures	(644)	(923)	(1,157)
Gain on sale of partnership interest	-	-	1,314
Minority interest in operating partnership	(63)	(63)	(75)
Income from discontinued operations:
Operating income	1,753	929	767
Gain on disposition of properties, net	48,536	9,682	-
Income from discontinued operations	50,289	10,611	767
Consolidated net income (loss)	$ 36,206	$ 3,324	$ (10,913)

20. SUBSEQUENT EVENTS

Debt

In February 2006, we prepaid by defeasance one mortgage loan totaling $4.6 million. We incurred debt extinguishment costs of approximately $250,000 related to this transaction. These costs will be recognized in interest expense during the first quarter of 2006.

In February 2006, we completed an agreement that amended the terms of our $15.0 million line of credit. The amendment identified a replacement property to serve as security on the line and that increased the amount available for borrowing to $17.0 million with interest calculated at LIBOR plus1.50%. Borrowings under the line may be restricted based upon the operating performance of the property. This line was unavailable to us at December 31, 2005, because the property previously securing this line was sold in October 2005.

Dividends Declared

On December 9, 2005, we declared a quarterly dividend of $0.17 per common share, which was paid on January 23, 2006 to shareholders of record on December 29, 2005.

On January 25, 2006, we announced that a quarterly dividend of $0.54375 per Depositary Share on its 8.70% Class B Series II Cumulative Redeemable Preferred Shares will be paid on March 15, 2006 to shareholders of record on March 1, 2005.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2005
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues as reported in Form 10-Q's	$ 37,276	$ 39,219	$ 38,777
Revenues of sold/held for sale properties transferred
to discontinued operations	(1,894)	(1,540)	(299)
Revenues	35,382	37,679	38,478	$ 38,889
Net (loss) income applicable to common shares	(6,843)	(432)	12,949	23,239
Basic earnings per share	(.35)	(.02)	.67	1.28
Diluted earnings per share	(.35)	(.02)	.67	1.28

	2004
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenues as reported in Form 10-Q's	$ 38,882	$ 38,983	$ 38,073
Revenues of sold/held for sale properties transferred to
discontinued operations	(1,648)	(1,324)	(266)
Revenues	37,234	37,659	37,807	$ 36,688
Net (loss) income applicable to common shares	(2,436)	7,181	(3,816)	(3,410)
Basic earnings per share	$ (.13)	$ .37	$ (.20)	$ (.17)
Diluted earnings per share	$ (.13)	$ .37	$ (.20)	$ (.17)

Index

ASSOCIATED ESTATES REALTY CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 240	$ 2,028	$ -	$ (2,199)(a)	$ 69
Valuation allowance - deferred
tax asset	3,803	375(b)	-	-	4,178

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 143	$ 1,891	$ -	$ (1,794)(a)	$ 240
Valuation allowance - deferred
tax asset	4,283	(480)(b)			3,803

Year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	166	1,869	-	(1,892)(a)	143
Valuation allowance - deferred
tax asset	4,123	160(b)	-	-	4,283

(a) Uncollectible amounts reserved for or written off.

(b) Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

Index ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$15,362	$2,357	$21,986	$512	$2,357	$22,498	$24,855	$5,997	$18,858	5-30	September, 1995
Bay Club	3,176	129	3,622	240	129	3,862	3,991	2,204	1,787	5-30	December, 1990
Country Club Apartments	11,363	2,772	12,192	638	2,772	12,830	15,602	3,629	11,973	5-30	February, 1998
Ellet	-	-	2,175	552	-	2,727	2,727	2,330	397	5-30	January, 1978
Gates Mills Club	-	65	3,111	600	69	3,707	3,776	3,532	244	5-30	December, 1980
Hawthorne Hills Apartments	2,503	370	2,717	164	370	2,881	3,251	886	2,365	5-30	May, 1997
Hillwood I	-	-	1,434	533	-	1,967	1,967	1,726	241	5-30	June, 1976
Mallard's Crossing	5,500	941	8,499	1,289	941	9,788	10,729	3,698	7,031	5-30	February, 1995
North Pointe	20,000	762	3,956	18,486	762	22,442	23,204	2,447	20,757	5-30	April, 2002
Portage Towers	-	388	5,609	3,498	524	8,971	9,495	7,316	2,179	5-40	May, 1973
Puritas Place	-	160	2,698	674	160	3,372	3,532	2,667	865	5-30	October, 1981
Riverview Towers	-	-	2,300	560	-	2,860	2,860	2,438	422	5-30	October, 1979
Shaker Park Gardens II	-	277	3,012	1,224	277	4,236	4,513	3,517	996	5-17	May, 1964
State Road Apartments	-	-	1,185	325	-	1,510	1,510	1,329	181	5-30	September, 1977
Statesman II	-	223	1,633	350	223	1,983	2,206	1,820	386	5-30	May, 1987
Sutliff Apartments	-	-	3,277	895	-	4,172	4,172	3,659	513	5-30	December, 1979
Tallmadge Acres	-	236	4,644	1,060	270	5,670	5,940	4,740	1,200	5-40	June, 1981
The Cloisters	18,426	2,724	17,522	2,045	2,724	19,567	22,291	6,978	15,313	5-30	September, 1995
The Oaks	1,304	170	2,242	197	170	2,439	2,609	1,655	954	5-30	June, 1985
Twinsburg Apartments	-	-	2,834	672	-	3,506	3,506	2,912	594	5-30	July, 1979
Vantage Villa	4,490	566	4,598	469	566	5,067	5,633	1,832	3,801	5-30	October, 1995
Village at Avon	21,000	2,145	21,783	1,897	2,145	23,680	25,825	4,831	20,994	5-30	June, 1998
Village Towers	-	-	2,442	575	-	3,017	3,017	2,618	399	5-30	October, 1979
West High	-	-	2,715	537	-	3,252	3,252	2,997	255	5-15	December, 1981
Westchester Townhouses	5,748	693	5,686	434	693	6,120	6,813	4,049	2,764	5-30	November, 1989
Western Reserve Village	5,143	691	6,866	133	691	6,999	7,690	1,856	5,834	5-30	August, 1996
Westlake Investment	-	559	332	242	-	1,133	1,133	1,066	67	5-30	October, 1985
Williamsburg at Greenwood Village	9,539	844	12,787	1,775	844	14,562	15,406	5,769	9,637	5-30	February, 1994
Winchester (3)	-	652	13,429	4,945	717	18,309	19,026	15,190	3,836	5-40	March, 1979

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
Arrowhead Station	$ 3,839	$ 478	$ 4,216	$ 515	$ 478	$ 4,731	$ 5,209	$ 1,794	$ 3,415	5-30	March, 1995
Bedford Commons	5,521	929	5,751	346	929	6,097	7,026	2,328	4,698	5-30	December, 1994
Bradford at Easton	13,347	2,033	16,303	812	2,033	17,115	19,148	5,129	14,019	5-30	October, 1995
Residence at Christopher Wren	9,890	1,560	13,754	2,025	1,560	15,779	17,339	6,295	11,044	5-30	March, 1994
Colony Bay East	3,184	714	4,953	330	714	5,283	5,997	1,935	4,062	5-30	February, 1995
Heathermoor	8,994	1,796	8,535	1,259	1,796	9,794	11,590	4,234	7,356	5-30	August, 1994
Kensington Grove	3,373	533	4,600	277	533	4,877	5,410	1,729	3,681	5-30	July, 1995
Lake Forest	5,879	824	6,135	463	824	6,598	7,422	2,623	4,799	5-30	July, 1994
Muirwood Village at Bennell	3,848	790	4,657	408	790	5,065	5,855	2,045	3,810	5-30	March, 1994
Oak Bend Commons Apartments	4,038	733	5,029	213	733	5,242	5,975	1,564	4,411	5-30	May, 1997
Pendleton Lakes East	7,075	1,314	8,027	766	1,314	8,793	10,107	3,443	6,664	5-30	March, 1994
Perimeter Lakes	5,985	1,265	8,647	650	1,265	9,297	10,562	3,099	7,463	5-30	Sept, 1996
Saw Mill Village	11,686	2,548	17,218	1,720	2,548	18,938	21,486	5,769	15,717	5-30	April, 1997
Sterling Park	3,095	646	3,919	233	646	4,152	4,798	1,633	3,165	5-30	August, 1994
Residence at Turnberry	8,464	869	11,567	3,335	869	14,902	15,771	6,385	9,386	5-30	March, 1994
Wyndemere	-	200	-	-	200	-	200	-	200	-	March, 1997

SOUTHERN OHIO
Remington Place	6,506	1,645	10,031	688	1,645	10,719	12,364	3,242	9,122	5-30	April, 1997

MICHIGAN
Arbor Landings	17,717	1,129	10,403	8,716	1,681	18,567	20,248	5,457	14,791	5-30	January, 1995
Aspen Lakes Apartments	3,900	742	5,501	505	742	6,006	6,748	1,956	4,792	5-30	September, 1996
Central Park Place	6,734	1,013	7,363	744	1,013	8,107	9,120	3,067	6,053	5-30	December, 1994
Country Place Apartments	4,177	768	4,181	349	768	4,530	5,298	1,643	3,655	5-30	June, 1995
Clinton Place Apartments	8,895	1,219	9,478	917	1,219	10,395	11,614	2,942	8,672	5-30	August, 1997
Georgetown Park Apartments	19,706	1,778	12,141	12,608	2,128	24,399	26,527	7,970	18,557	5-30	December, 1994
Oaks and Woods at Hampton	27,272	3,026	27,204	2,292	3,026	29,496	32,522	10,452	22,070	5-30	August, 1995
The Landings at the Preserve	6,874	1,081	7,190	467	1,081	7,657	8,738	2,731	6,007	5-30	September, 1995
Spring Brook Apartments	4,627	610	5,308	344	610	5,652	6,262	1,848	4,414	5-30	June, 1996
Spring Valley Apartments	11,213	1,433	13,462	843	1,433	14,305	15,738	4,096	11,642	5-30	October, 1997
Summer Ridge	9,264	1,251	11,194	679	1,251	11,873	13,124	4,049	9,075	5-30	April, 1996

FLORIDA
Cypress Shores	12,550	2,769	16,452	472	2,769	16,924	19,693	4,529	15,164	5-30	February, 1998
Windsor Pines	21,407	4,834	28,795	574	4,834	29,369	34,203	7,372	26,931	5-30	October, 1998
Courtney Chase (4)	-	3,032	20,452	94	3,032	20,546	23,578	1,177	22,401	5-30	August, 2004
Alta Lago (5)	29,120	4,012	35,960	27	4,012	35,987	39,999	1,117	38,882	5-30	March, 2005

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

GEORGIA
The Falls	$ 17,261	$ 5,403	$ 23,420	$ 1,814	$ 5,403	$ 25,234	$ 30,637	$ 6,969	$ 23,668	5-30	February, 1998
Morgan Place	8,665	3,292	9,159	471	3,292	9,630	12,922	2,519	10,403	5-30	July, 1998
Cambridge at Buckhead (5)	11,800	6,166	16,730	13	6,166	16,743	22,909	152	22,757	5-30	October, 2005

MARYLAND
Reflections	9,883	1,807	12,447	810	1,807	13,257	15,064	3,702	11,362	5-30	February, 1998
Annen Woods	7,165	1,389	9,069	922	1,389	9,991	11,380	2,734	8,646	5-30	July, 1998
Hampton Point	17,294	3,394	21,703	1,702	3,394	23,405	26,799	6,421	20,378	5-30	July, 1998

NORTH CAROLINA
Windsor Falls	12,579	1,551	16,458	617	1,551	17,075	18,626	4,451	14,175	5-30	July, 1998

TEXAS
Fleetwood	4,590	997	5,720	247	997	5,967	6,964	1,588	5,376	5-30	July, 1998

INDIANA
The Gables at White River	8,438	1,064	11,631	692	1,064	12,323	13,387	3,670	9,717	5-30	February, 1997
Waterstone Apartments	15,994	1,508	22,861	768	1,508	23,629	25,137	6,712	18,425	5-30	August, 1997
Steeplechase	7,525	2,261	16,257	509	2,261	16,766	19,027	4,237	14,790	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	14,862	2,146	19,159	1,569	2,146	20,728	22,874	6,802	16,072	5-30	March, 1996

	$547,790	$96,276	$710,326	99,326	96,858	809,070	905,928	269,298	636,630

MANAGEMENT SERVICE COMPANIES				5,885	1,279	4,606	5,885	1,671	4,214	10-30	November, 1993
Land, Building & Improvements				$105,211	$98,137	$813,676	911,813	270,969	640,844
Furniture, Fixture & Equipment							31,891	27,818	4,073
Construction in Progress							1,020	-	1,020
GRAND TOTALS							$944,724	$298,787	$645,937

(1) Encumbrances include mortgage debt, and other obligations secured by the real estate assets.

(2) Improvements include both improvements made to the properties plus a purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests for those properties purchased at the IPO.

(3) This property secures our $14.0 million line of credit. There were no borrowings outstanding at December 31, 2005.

(4) This property secures our $17.0 million line of credit. There were no borrowings outstanding at December 31, 2005.

(5) These two properties were acquired during 2005 and recorded in accordance with SFAS 141, which required the recording of intangible assets as part of the purchase price. We recorded intangible assets of $1.3 million for Alta Lago and $688,000 for Cambridge at Buckhead. These amounts are not included in the initial costs or historical costs shown.

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &			Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES

INVESTMENT IN WHICH AERC
HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
NORTHERN OHIO
Lakeshore Village	$ 4,173	$ 482	$ 3,862	$426	$ 482	$ 4,288	$ 4,770	$ 3,144	$ 1,626	3-30	October, 1982

INVESTMENT IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde - Phase II	42,000	8,304	50,868	186	8,304	51,054	59,289	8,849	50,440	5-30	October, 1998

Land, Building and Improvements	$46,173	$8,786	$54,730	$612	$8,786	$55,342	64,059	11,993	52,066
Furniture, Fixtures and Equipment							398	324	74
Construction in Progress							93	-	93
JOINT VENTURE GRAND TOTAL							$64,550	$ 12,317	$52,233

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

The Aggregate Cost for Federal Income Tax purposes was approximately $916.4 million and $935.6 million at December 31, 2005 and 2004, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

(In thousands)	2005	2004

Balance, beginning of period	$ 958,450	$ 925,971
Disposal of fixed assets	(86,016)	(5,038)
New acquisition properties	63,422	23,960
Improvements	8,868	13,557
Balance, end of period	$ 944,724	$ 958,450

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

(In thousands)	2005	2004

Balance, beginning of period	$ 293,182	$ 264,386
Disposal of fixed assets	(28,367)	(4,557)
Depreciation for period	33,972	33,353
Balance, end of period	$ 298,787	$ 293,182