Form 10-Q
period 2006-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2006-05-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding as of April 27, 2006 was 17,037,809 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2006	2005
ASSETS
Real estate assets
Land	$ 97,544	$ 98,070
Buildings and improvements	802,632	809,967
Furniture and fixtures	31,061	31,112
	931,237	939,149
Less: accumulated depreciation	(294,500)	(294,505)
	636,737	644,644
Construction in progress	1,432	1,020
Real estate associated with property held for sale, net	2,494	273
Real estate, net	640,663	645,937
Cash and cash equivalents	570	39,733
Restricted cash	7,410	8,497
Accounts and notes receivable, net
Rents	982	1,277
Affiliates and joint ventures	1,135	1,909
Other	2,909	3,674
Investments in joint ventures, net	5,661	5,890
Goodwill	1,725	1,725
Other assets, net	10,252	10,584
Other assets associated with property held for sale, net	43	16
Total assets	$ 671,350	$ 719,242
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 510,906	$ 547,790
Lines of credit borrowings	11,300	-
Unsecured debt	25,780	25,780
Total debt	547,986	573,570
Accounts payable, accrued expenses and other liabilities	21,966	22,465
Dividends payable	2,895	3,052
Resident security deposits	4,101	4,121
Funds held on behalf of managed properties
Affiliates and joint ventures	434	959
Other	1,512	1,101
Accrued interest	2,704	2,800
Other liabilities associated with property held for sale	148	22
Commitments and contingencies (Note 10)	-	-
Total liabilities	581,746	608,090

Operating partnership minority interest	2,172	2,172
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
8.70% Class B Series II cumulative redeemable, $250 per share
liquidation preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 17,037,736 and 17,950,326
outstanding at March 31, 2006 and December 31, 2005, respectively	2,300	2,300
Paid-in capital	280,374	278,885
Accumulated distributions in excess of accumulated net income	(196,083)	(184,303)
Accumulated other comprehensive income	(54)	(25)
Less: Treasury shares, at cost, 5,958,027 and 5,045,437 shares
at March 31, 2006 and December 31, 2005, respectively	(57,105)	(45,877)
Total shareholders' equity	87,432	108,980
Total liabilities and shareholders' equity	$ 671,350	$ 719,242

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2006	2005
Revenues
Property revenues	$ 35,227	$ 32,148
Management and service company revenues:
Fees, reimbursements and other	3,079	2,596
Painting services	312	96
Total revenues	38,618	34,840
Expenses
Property operating and maintenance	17,728	15,581
Depreciation and amortization	8,597	7,990
Direct property management and service companies expenses	3,223	2,843
Painting services	407	120
General and administrative	2,346	2,050
Total expenses	32,301	28,584
Operating income	6,317	6,256
Interest income	381	113
Interest expense	(14,181)	(9,943)
(Loss) income before equity in net loss of joint ventures,
minority interest and (loss) income from discontinued operations	(7,483)	(3,574)
Equity in net loss of joint ventures	(106)	(265)
Minority interest in operating partnership	(16)	(16)
(Loss) income from continuing operations	(7,605)	(3,855)
(Loss) income from discontinued operations:
Operating (loss) income	(18)	521
Gain on disposition of properties, net	-	-
(Loss) income from discontinued operations	(18)	521
Net (loss) income	(7,623)	(3,334)
Preferred share dividends	(1,262)	(1,346)
Original issuance costs related to redemption of preferred shares	-	(2,163)
Net (loss) income applicable to common shares	$ (8,885)	$ (6,843)

Earnings per common share - basic:
(Loss) income from continuing operations applicable to common shares	$ (.51)	$ (.38)
Income (loss) from discontinued operations	-	.03
Net (loss) income applicable to common shares	$ (.51)	$ (.35)

Earnings per common share - diluted:
(Loss) income from continuing operations applicable to common shares	$ (.51)	$ (.38)
Income (loss) from discontinued operations	-	.03
Net (loss) income applicable to common shares	$ (.51)	$ (35)

Dividends declared per common share	$ .17	$ .17

Weighted average number of common shares outstanding - basic	17,283	19,579
- diluted	17,283	19,579

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class B				Accumulated
		Cumulative	Common	Total Paid-In		Distributions	Accumulated
		Redeemable	Shares	Capital		In Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	stated value)	Capital	Compensation	Net Income	Income	(at cost)

Balance, December 31, 2005	$ 108,980	$ 58,000	$ 2,300	$ 279,484	$ (599)	$ (184,303)	$ (25)	$ (45,877)
Comprehensive income:
Net (loss) income	(7,623)	-	-	-	-	(7,623)	-	-
Other comprehensive income:
Change in fair value of hedge instruments	(29)	-	-	-	-	-	(29)	-
Total comprehensive income	(7,652)	-	-	-	-	(7,623)	(29)	-
Stock-based compensation	243	-	-	983	599	-	-	(1,339)
Purchase of 991,117 common shares	(10,251)	-	-	-	-	-	-	(10,251)
Issuance of 32,499 common shares for stock
option exercises from treasury shares	269	-	-	(93)	-	-	-	362
Common share dividends	(2,895)	-	-	-	-	(2,895)	-	-
Preferred share dividends	(1,262)	-	-	-	-	(1,262)	-	-
Balance, March 31, 2006	$ 87,432	$ 58,000	$ 2,300	$ 280,374	$ -	$ (196,083)	$ (54)	$ (57,105)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months
	ended March 31,
	2006	2005
(In thousands)
Cash flow from operating activities:
Net (loss) income	$ (7,623)	$ (3,334)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	8,689	8,796
Loss on fixed asset replacements write-off	46	23
Minority interest in operating partnership	16	16
Costs (discount) related to prepayment of debt, net	233	(330)
Stock based compensation	215	88
Equity in net loss of joint ventures	106	265
Earnings distributed from joint ventures	123	-
Net change in assets and liabilities:
- Accounts and notes receivable	1,060	(2,647)
- Accounts and notes receivable of affiliates and joint ventures	261	37
- Accounts payable and accrued expenses	(471)	(762)
- Other operating assets and liabilities	(387)	636
- Restricted cash	1,087	667
- Funds held for non-owned managed properties	411	(627)
- Funds held for non-owned managed properties of affiliates	(525)	(140)
Total adjustments	10,864	6,022
Net cash flow provided by operations	3,241	2,688
Cash flow from investing activities:
Recurring fixed asset additions	(2,272)	(946)
Revenue enhancing/non-recurring fixed asset additions	(235)	(92)
Acquisition/development fixed asset additions	-	(41,669)
Net cash flow used for investing activities	(2,507)	(42,707)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(36,884)	(32,976)
Payment of debt procurement costs	-	(1,158)
Proceeds from mortgage notes obtained	-	55,140
Proceeds from issuance of unsecured trust preferred securities	-	25,780
Line of credit borrowings	20,000	25,700
Line of credit repayments	(8,700)	(28,600)
Redemption of Class A preferred shares	-	(56,250)
Common share dividends paid	(3,054)	(3,341)
Preferred share dividends paid	(1,262)	(1,666)
Operating partnership distributions paid	(16)	(16)
Exercise of stock options	269	277
Purchase of treasury shares under repurchase plan	(10,185)	-
Other (purchase) issue of treasury shares, net	(64)	(50)
Net cash flow used for financing activities	(39,897)	(17,160)
Decrease in cash and cash equivalents	(39,163)	(57,179)
Cash and cash equivalents, beginning of period	39,733	59,734
Cash and cash equivalents, end of period	$ 570	$ 2,555
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 2,895	$ 3,351
Cash paid for interest	14,008	9,857
Fixed asset replacement and other write-offs	590	316
Reclassification of original issuance costs related to redemption of preferred shares	-	2,163

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Except as the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation and its consolidated subsidiaries.

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

As of March 31, 2006, we owned or property managed 110 apartment communities in eleven states consisting of 23,511 units. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 74 of those 110 apartment communities containing 17,395 units in nine states, 13 of which are Affordable Housing communities. We also property manage 36 communities consisting of 6,116 units. Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

Share-Based Compensation

The Amended and Restated 2001 Equity-Based Award Plan (the "Plan") was the only stock-based compensation plan in effect on March 31, 2006. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan is 2,250,000. At March 31, 2006, there were 785,791 common shares available for awards under the Plan. We also have stock-based awards outstanding that had been issued under two other plans that have since expired, and outstanding stock option awards that had been issued to our outside directors. For additional information regarding these stock-based compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements of our report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. Prior to the adoption of SFAS123(R), we accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), and accordingly, we recognized no compensation expense for stock option awards.

Under the modified prospective method of SFAS 123(R), stock-based compensation cost is recognized on (i) all awards granted on or after January 1, 2006 using the fair-value method, (ii) unvested stock option awards granted prior to January 1, 2006 based on their grant date fair value as previously calculated under the pro-forma disclosure provisions of SFAS No. 123 over the remaining requisite service periods, and (iii) unvested restricted stock awards based on their grant date fair value over the remaining service periods. Prior periods were not restated to reflect the impact of adopting this Statement. Additionally, SFAS 123(R) requires us to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as they occur, which was our previous method. Forfeiture rates were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of expected future activity. The following table reflects the effect on operating results and per share information if we had accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2005:

For the three months
(In thousands, except per share data)	ended March 31,
2005

Net (loss) income	$ (3,334)
Total stock compensation cost recognized	88
Total stock compensation cost under the fair value method	(138)
Proforma net (loss) income under the fair value method	$ (3,384)

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (6,843)
Total stock compensation cost recognized	88
Total stock compensation cost under the fair value method	(138)
Pro forma net (loss) income under the fair value method	$ (6,893)

(Loss) income per common share - basic:
Net (loss) income as reported	$ (.35)
Total stock compensation cost recognized	-
Total stock compensation cost under the fair value method	-
Pro forma net (loss) income under the fair value method	$ (.35)

(Loss) income per common share - diluted:
Net (loss) income as reported	$ (.35)
Total stock compensation cost recognized	-
Total stock compensation cost under the fair value method	-
Pro forma net (loss) income under the fair value method	$ (.35)

Our stock-based compensation awards consist primarily of restricted stock. We award stock-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company as a whole. We grant stock-based awards that vest either at the end of a specified service period, or in equal increments during the service period on each anniversary of the grant date. In accordance with SFAS 123(R), we have elected to recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain grants in which the number of shares that will ultimately vest and the date at which they will vest, is dependant upon the achievement of specified performance goals. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.

During the three months ended March 31, 2006, we recognized total compensation cost of $215,000 in "General and administrative expense" in the Consolidated Statements of Operations.

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards. There were no stock options awarded during the three months ended March 31, 2005. During the three months ended March 31, 2006, there was one stock option award granted which consisted of 227,155 options. The Black-Scholes assumptions for this award were as follows:

Expected volatility	27.7%
Risk-free interest rate	4.6%
Expected life of options (in years)	6.0
Dividend yield	6.0%
Grant-date fair value	$1.83

The expected volatility was based upon the historical volatility of our weekly stock closing prices over a period equal to the expected life of the options granted. The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options. The expected life of the options was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was derived using our annual dividend rate as a percentage of the price of our stock on the date of grant.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of	Weighted-Average	Weighted-Average
	Share Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	1,996,308	$ 11.89
Granted	227,155	$ 11.26
Exercised	32,499	$ 8.26
Forfeited or expired	21,250	$ 14.90
Outstanding at end of period	2,169,714	$ 11.85	5.6 years
Exercisable at end of period	1,508,780	$ 12.47	4.3 years

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $3.5 million, and the aggregate intrinsic value of stock options exercisable at March 31 was $2.8 million. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $76,000 and $56,000, respectively. We generally issue shares from treasury upon the exercise of stock options.

Restricted Stock. Restricted stock generally has the same rights as our common stock, except for transfer restrictions and forfeiture provisions. Prior to January 1, 2006, restricted stock awards were recorded in shareholders' equity as deferred compensation on the grant date based upon the price of our stock on the grant date and amortized into expense over the requisite service period based on the straight line method. We generally issue restricted stock awards from treasury shares. Upon adoption of SFAS123(R), we returned the unvested shares to treasury shares from unearned compensation at their original cost, totaling $1.5 million. We recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize cost after the application of a estimated forfeiture rate. This amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations. Accrued compensation cost of $561,000 related to unvested restricted stock at January 1, 2006 was transferred to additional paid in capital from deferred compensation.

The following table represents restricted stock activity for the three months ended March 31, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested at beginning of period	144,582	$ 8.96
Granted	47,082	$ 11.30
Vested	17,557	$ 9.41
Forfeited	1,055	$ 9.11
Nonvested at end of period	173,052	$ 9.55

The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2006 and 2005 was $11.30 and $9.91, respectively. The total grant-date fair value of restricted stock vested during the three months ended March 31, 2006 and 2005 was $195,000 and $120,000, respectively. At March 31, 2006, there was $815,000 of unrecognized compensation cost related to nonvested restricted stock awards that we expect to recognize over a weighted average period of 2.1 years.

Derivative Instruments and Hedging Activity

During the three months ended March 31, 2006, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain of our properties. We utilize the gas forwards to limit the market price risk associated with the forecasted gas purchase. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. We reassess this hedge on a quarterly basis to determine if it continues to be effective and the forecasted transactions are probable. The changes in fair value of the contracts will be recorded in other comprehensive income ("OCI"). The amount in OCI will be reclassified into earnings when the cost of the gas affects earnings. If any portion of the hedge is determined to be ineffective, that amount will be recorded into earnings. As of March 31, 2006, this hedge was reported at fair value on the Consolidated Balance Sheet as "Other assets, net" in the amount of $54,000. The unrealized gain/loss in the fair value of this hedge is deferred in OCI and will be recognized in earnings as the hedged transaction occurs. The change in net unrealized gain/loss on this hedge reflects a reclassification of net unrealized gain/loss from accumulated OCI to earnings of $25,000 during the three months ended March 31, 2006. We estimate the $54,000 in OCI will be reclassified into earnings over the next 12 months.

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. PROPERTIES ACQUIRED

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

3. PROPERTIES SOLD OR HELD FOR SALE

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

We classified two properties as held for sale at March 31, 2006. The major classes of assets and liabilities related to these properties have been reclassified as such in the accompanying Consolidated Balance Sheet at March 31, 2006. The operating results for these properties are included in "(Loss) income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005. Additionally, the operating results for three properties sold during 2005 are also included in "(Loss) income from discontinued operations" for the three months ended March 31, 2005.

The following chart summarizes "(Loss) income from discontinued operations" for the three months ended March 31, 2006 and 2005.

	For the three months
	ended March 31,
	2006	2005
(In thousands)
Property revenues	$ 909	$ 3,409

Property operating and maintenance expense	(822)	(2,023)
Real estate asset depreciation and amortization	(92)	(806)
Interest expense, net (1)	(13)	(59)

Operating (loss) income	(18)	521
Gain on disposition of properties	-	-
(Loss) income from discontinued operations	$ (18)	$ 521

(1) 2005 includes a $330 discount received as a result of prepaying a loan (see Note 4).

4. DEBT

Mortgage Notes Payable

During the three months ended March 31, 2006, we defeased four mortgage loans totaling $35.3 million, and incurred $3.6 million in related costs, which are included in interest expense.

On March 21, 2005, we repaid a $15.6 million variable rate mortgage note which had been secured by a property in Florida.

On March 9, 2005, we obtained two conventional mortgage loans in connection with the purchase of a property in Florida. One loan, secured by a property in Northeast Ohio, was repaid in December 2005. The other loan is secured by the acquired Florida property. On October 28, 2005, the maturity date of this loan was extended for three years to March 2010 and the interest rate was reduced to LIBOR plus 1.8% or the Prime Loan Rate.

On February 1, 2005, we repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing, both of which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million that would have matured on June 1, 2006 was paid off at a discount of $330,000, which was recorded as a reduction to interest expense. We funded the repayment by obtaining a new mortgage loan on the same property in the amount of $16.1 million. This note was repaid in full in connection with the sale of this property on August 25, 2005.

Lines of Credit

Our $17.0 million secured line of credit was unavailable at December 31, 2005, because the property securing that credit line had been sold. In February 2006, we identified a replacement property to serve as security for this credit line and amended the loan terms by increasing the credit line to $17.0 million with interest calculated at LIBOR plus 1.5%. This line matures March 1, 2008. Borrowings under the line may be restricted based upon the operating performance of the property. There were borrowings of $11.3 million outstanding on this line of credit at March 31, 2006. There were no borrowings outstanding on this line at December 31, 2005.

We also have a $14.0 million secured line of credit which matures in December 2007. There were no regular borrowings outstanding under this line at March 31, 2006 or December 31, 2005. The interest rate on this line is 1.8% in excess of LIBOR or the one month reference rate.

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

We completed our annual review of goodwill during the three months ended March 31, 2006. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management. Based on this analysis, we have determined that goodwill was not impaired as of March 31, 2006. As such, there were no changes to the carrying amount of goodwill during the three months ended March 31, 2006. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

We held two notes of equal amounts payable by our CEO aggregating $3.4 million, both of which were paid in full on April 25, 2005. For the three months ended March 31, 2005, the interest rate payable on these notes was approximately 4.4%.

Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time. JAS is owned by a son of our CEO. Reported revenue related to work performed by Merit for JAS is included in the table below.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months
	ended March 31,
(In thousands)	2006	2005

Property management fee and other
miscellaneous service revenues	$ 190	$ 207

Painting service revenues related to JAS Construction	161	28
Other affiliate and joint venture painting service revenues	3	30

Expenses incurred on behalf of and reimbursed by(1)	333	336

Interest income on notes due from CEO	-	37

(1) Primarily payroll and employee benefits, reimbursed at cost.

	March 31,	December 31,
(In thousands)	2006	2005

Accounts and notes receivable from affiliates and joint ventures:
Funds advanced	$ 635	$ 633
JAS Construction, Inc.	164	392
Property management fees, insurance and
miscellaneous receivables	336	884
Total due from affiliates and joint ventures	$ 1,135	$ 1,909

Funds held on behalf of affiliates and joint ventures	$ 434	$ 959

7. SHARES

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. As of March 31, 2006, we had repurchased 2,803,925 common shares under this plan at a cost of $27.6 million.

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment". This Statement requires that restricted shares are recognized as issued shares when they become vested. In accordance with previous generally accepted accounting principles, we had recognized restricted shares as issued shares when they were initially granted. As a result of the adoption of this Statement, we returned to the treasury 144,582 restricted shares which were unvested at January 1, 2006. During the three months ended March 31, 2006, 17,557 restricted shares had vested and were issued from treasury shares. See Note 1 for additional information related to the adoption of SFAS No. 123(R).

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128, "Earnings per Share." There were 2.2 million and 1.9 million options to purchase common shares outstanding at March 31, 2006 and 2005, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

We have four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Store Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. We have identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market-Rate properties are same store (owned during the entirety of the comparison periods) conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties that we own, as well as to third party clients and properties. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from property revenues for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from Management and Service Company revenues for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner.

Segment information for the three months ended March 31, 2006 and 2005 is as follows:

	For the three months ended March 31, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 1,682	$ 31,055	$ 2,510	$ 5,354	$ 40,601
Elimination of intersegment revenues	-	(11)	(8)	(1,964)	(1,983)
Consolidated revenues	1,682	31,044	2,502	3,390	38,618

Equity in net loss of joint ventures	-	(68)	(38)	-	(106)

Operating loss from discontinued operations	(18)	-	-	-	(18)

*NOI	975	15,620	904	(239)	17,260

Total assets	$ 65,740	$ 578,337	$ 7,842	$ 19,431	$ 671,350

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended March 31, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenues	$ 244	$ 29,457	$ 2,477	$ 5,003	$ 37,181
Elimination of intersegment revenues	-	(27)	(3)	(2,311)	(2,341)
Consolidated revenues	244	29,430	2,474	2,692	34,840

Equity in net loss of joint ventures	-	(243)	(22)	-	(265)

Operating income from discontinued operations	521	-	-	-	521

*NOI	117	15,319	1,131	(271)	16,296

Total assets	$ 103,773	$ 600,039	$ 8,450	$ 29,919	$ 742,181

*Intersegment revenues and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total NOI to total consolidated net (loss) income for the three months ended March 31, 2006 and 2005 is as follows:

	For the three months
	ended March 31,
(In thousands)	2006	2005

Total NOI for reportable segments	$ 17,260	$ 16,296
Depreciation and amortization	(8,597)	(7,990)
General and administrative expense	(2,346)	(2,050)
Interest income	381	113
Interest expense	(14,181)	(9,943)
Equity in net loss of joint ventures	(106)	(265)
Minority interest in operating partnership	(16)	(16)
(Loss) income from discontinued operations:
Operating (loss) income	(18)	521
Gain on disposition of properties, net	-	-
(Loss) income from discontinued operations	(18)	521
Consolidated net (loss) income	$ (7,623)	$ (3,334)

10. CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of March 31, 2006, and no accruals have been made for these matters. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

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

11. GUARANTEES

We are a 49.0% partner in the joint venture partnership that owns Idlewylde Apartments, an 843-unit multifamily community, located in Atlanta, Georgia. In connection with the $42.0 million mortgage loan encumbering this property, we have guaranteed certain obligations of the partnership including environmental indemnification obligations and typical non-recourse carveouts. Although we have not recorded a liability for a potential loss, we are required by GAAP to estimate the fair value of this guaranty. We have estimated the fair value of the guaranty to be $290,000, and this amount is included as an asset in "Investments in joint ventures, net" and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheet. In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries

12. SUBSEQUENT EVENTS

Dividends Declared

On May 1, 2006, we paid a dividend of $0.17 per common share, which was declared on March 21, 2006 to shareholders of record on April 13, 2006.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2006 performance, which are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty, that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

  changes in economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

  risks of a lessening of demand for the multifamily units that we own or manage;

  competition from other available multifamily units and change in market rental rates;

  increases in property and liability insurance costs;

  changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repairs and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);

  changes in government regulations affecting properties, the rent of which are subsidized and certain aspects of which are regulated by the United States Department of Housing and Urban Development ("HUD") and other properties that we own;

  changes in or termination of contracts relating to third party management and advisory business;

  inability to renew contracts with HUD for rent subsidized properties at existing rents;

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

Overview. We are engaged primarily in the ownership and operation of multifamily residential units. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 91.0% of our consolidated revenues were generated from the leasing of these owned units for the three months ended March 31, 2006, and approximately 88.0% of the rental revenues generated by these owned properties during the three months ended March 31, 2006 were related to the Market-Rate properties. The operating performance of the properties, particularly the Market-Rate properties, is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets. In recent years, the demand for rental housing in our principal markets has lessened due to increased home purchase competition, primarily driven by low mortgage rates, the weak economy and related unemployment rates. These factors have resulted in total rental revenue collections for the Market-Rate properties remaining relatively flat over the last few years. Total rental revenue collections are a combination of rental rates, rent concessions and occupancy levels. We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenues. Indicators that we use in measuring these factors include physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income to be an important indicator of our overall performance. Property net operating income (property operating revenues less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property net operating income and total net operating income, in addition to a reconciliation of total net operating income to consolidated net (loss) income in accordance with GAAP.

2006 Expectations.

  Portfolio performance - We continue to expect to increase our Market-Rate property NOI by approximately 2.75% to 3.25% in 2006, with operating margins remaining relatively flat. For the three months ended March 31, 2006, our Market-Rate property NOI increased approximately 2.0% while our Market-Rate operating margins declined 1.8%.

  Interest expense and general and administrative expense - We expect total interest expense before defeasance costs to decrease approximately $2.9 million by utilizing sale proceeds to pay down or by refinancing debt at lower interest rates. Defeasance costs associated with these prepayments are expected to be approximately $8.0 million. During the quarter ended March 31, 2006, we defeased four loans aggregating $35.4 million and incurred related costs of approximately $3.6 million. Additionally, general and administrative expenses are expected to increase approximately 10.0% as a result of anticipated increases in payroll and bonuses and other costs. For the three months ended March 31, 2006, general and administrative expenses were approximately 14.0% higher than the general and administrative expenses for the three months ended March 31, 2005.

  Property sales - We plan to sell at least $75.0 million of properties in 2006.

  Share buyback - During the three months ended March 31, 2006, we repurchased 985,225 of our common shares for an approximate total cost of $10.2 million. Under our Board of Directors' 2005 Authorization to repurchase up to $50.0 million of our common shares, we had $22.4 million still available to purchase as of March 31, 2006.

The timing of asset sales and ultimate use of sale proceeds may have a material impact on our expected results for 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the three months ended March 31, 2006 and 2005, are summarized as follows:

Cash Sources (Uses):

	For the three months
	ended March 31,
(In thousands)	2006	2005

Net cash provided by operating activities	$ 3,241	$ 2,688
Net real estate and fixed asset activity	(2,507)	(42,707)
(Decreases) increases in debt - net	(25,584)	45,044
Payment of debt procurement costs	-	(1,158)
Redemption of preferred shares	-	(56,250)
Cash dividends and operating partnership
distributions paid	(4,332)	(5,023)
Exercise of stock options	269	277
Purchase of treasury shares	(10,186)	-
Net cash from other financing activities	(64)	(50)
Cash decrease	$ (39,163)	$ (57,179)

Our primary sources of liquidity are cash flow provided by operations, short term borrowings on our lines of credit and proceeds from property sales. The increase in cash provided by operations in 2006 compared to 2005 was primarily due to changes in accounts receivable and accounts payable resulting from the timing of cash receipts and payments, which were partially offset by the payment of $3.6 million of defeasance costs.

We obtained cash from the following additional sources during 2006:

  $11.3 million in line of credit borrowings;
  $269,000 in proceeds related to stock option exercises.

We utilized cash for the following additional purposes during 2006:

  $2.5 million in capital additions;
  $36.9 million reduction in mortgage notes primarily due to defeasance (prepayment) of four mortgage loans;
  $4.3 million in dividends and distributions paid; and
  $10.2 million to repurchase our common shares;

At March 31, 2006, we had a total of $11.3 million outstanding on our two secured lines of credit and outstanding letters of credit of $53,000 leaving $19.7 million available for additional borrowings.

In February 2006, we completed an agreement that increased our $15.0 million line of credit to a $17.0 million line and identified a replacement property to serve as security for this line. In October 2005, the property that previously secured this line was sold. As a result of that sale, the line was not available to us until the replacement security was identified in February 2006.

In February and March 2006, we defeased a total of four mortgage loans totaling $35.3 million and incurred $3.6 million in related costs, which are included in "Interest expense" on our Consolidated Statements of Operations.

We anticipate spending approximately $12.8 million for recurring, investment/revenue enhancing and non-recurring capital expenditures for the remainder of 2006. These commitments are expected to be funded from cash flow provided by operating activities and the sale of properties.

On March 21, 2006, we declared a dividend of $0.17 per common share, which was paid on May 1, 2006, to shareholders of record on April 13, 2005. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

We anticipate that we will meet our liquidity requirements for the remainder of 2006 generally through net cash provided by operations. We believe that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily the lines of credit) and property sales' proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at March 31, 2006, related to a mortgage loan secured by one of our joint venture properties. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for information related to this guaranty.

Off-Balance Sheet Investments and Financing Commitments. At March 31, 2006, we had investments in two joint ventures that own a total of two multifamily apartment communities. The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

We have one guaranty obligation related to our joint ventures, which was previously discussed under Guarantees. Both of the joint venture properties were encumbered by debt at March 31, 2006.

Dispositions. We classified two properties as held for sale at March 31, 2006. We tested these properties in accordance with SFAS 144 and determined that they were not impaired. The results of operations for these properties are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented.

Additionally, we entered into contracts to sell an Affordable Housing property and a Market-Rate property, both of which are located in Northeast Ohio. These properties were not classified as held for sale at March 31, 2006, as we believe all significant contingencies surrounding the sales were not resolved at that time.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

In the following discussion, Market-Rate properties represents 56 wholly owned Same Store Market-Rate properties (Market-Rate properties that we have owned during the entirety of the comparison periods). Affordable Housing represents 12 properties subject to HUD regulations. Acquired/Disposed properties represents two properties that were acquired in 2005, two properties classified as held for sale at March 31, 2006, and all sold properties.

Overall, the net loss from continuing operations increased in 2006 primarily due to increases in interest expense (including $3.6 million of defeasance costs), property operating and maintenance expenses, and depreciation expense during 2006. These increases were partially offset by an increase in property revenues during 2006.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three months ended March 31, 2006 to the three months ended March 31, 2005:

	Increase (decrease)
	in three month
	comparison period
(Amounts in thousands)
Property revenues	$ 3,079	9.6%
Fees, reimbursements, and other revenue	483	18.6%
Property operating and maintenance expenses:
Repairs and maintenance	508	20.0%
Real estate taxes and insurance	725	16.7%
Utilities	368	13.1%
Personnel	384	8.9%
Property operating and maintenance expenses	2,147	13.8%
Depreciation and amortization	607	7.6%
Interest expense (1)	4,238	42.6%
(Loss) income from discontinued operations	(539)	(103.5)%

(1) Includes $3.6 million of defeasance costs.

Property Revenues. Property revenues are impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three months ended March 31, 2006 and 2005 (information for the three months ended March 31, 2005 reflect results based upon the operating properties and their respective segments as of March 31, 2006):

	For the three months ended
	March 31, 2006
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisition Properties	97.5%	$ 1,117
Market-Rate	94.6%	$ 706
Affordable Housing	99.8%	$ 639

	For the three months ended
	March 31, 2005
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisition Properties	N/A	N/A
Market-Rate	92.6%	$ 670
Affordable Housing	99.4%	$ 636

Property revenue increased in 2006 primarily as a result of increased occupancy and a combination of rental rate increases and an overall reduction in concessions being offered in the Market-Rate segment and due to $1.4 million in revenues received from the two properties acquired in 2005. Additionally, we initiated several new reimbursement programs in 2004 and 2005 which were phased-in throughout 2005. The programs were fully implemented by late 2005.

Fees, Reimbursements and other. The management and service operations recognized an increase in fee revenue of $163,000 primarily due to the addition of several property management contracts during 2005 and improved performance at properties that we asset manage. Other revenue increased $103,000

Index

primarily as a result of liquidated damages that we received when a prospective buyer did not perform under the terms of a contract to sell one of our properties. Reimbursements of expenses from managed properties increased during 2006, however this increase had no impact on the net loss from continuing operations as these reimbursements are also included in direct property management expenses.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased primarily as a result of increases in real estate tax expense, utilities expense, personnel expense, and repair and maintenance expense. Real estate taxes increased primarily due to an Ohio tax law change that resulted in an increase in our estimated tax expense. This law was signed June 30, 2005, and became effective July 1, 2005, retroactive to January 1, 2005. Consequently, the resulting increase for 2005 was not recorded until the second quarter of 2005. Therefore, increases due to this change are included in the results for the three months ended March 31, 2006, but were not recorded during the three months ended March 31, 2005. Utilities increased primarily due to increases in the cost per unit of natural gas in 2006 compared to 2005 offset by reduced consumption. The increase in personnel expense was primarily due to salary increases and benefit costs. Repairs and maintenance expenses increased during 2006 primarily due to increases in unit preparation costs, landscaping costs, and trash removal costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased during 2006 primarily as a result of the acquisition of two properties in 2005.

General and Administrative Expenses. Expenses related to share-based payments are included in general and administrative expenses. Effective January 1, 2006, we adopted SFAS 123(R), "Share-Based Payment" using the modified prospective method. As a result, our 2006 results of operations includes an immaterial amount of expense associated with stock options that was not included in our 2005 results of operations, and as such, the impact to the results of operations for the remainder of 2006 is also expected to be immaterial. For additional information on share-based payments, see Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Interest Expense. Interest expense increased during 2006 primarily due to $3.6 million in costs incurred related to the defeasance of four mortgage loans, and interest related to the trust preferred securities that were issued in March 2005, resulting in three months of expense in 2006 compared to only fifteen days in 2005.

(Loss) income from Discontinued Operations. Discontinued operations includes the operating results of two properties that have been classified as held for sale and three properties that were sold during 2005. For further details on "(Loss) income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2006, we entered into forward contracts to manage our exposure to fluctuations in natural gas prices. We do not expect to use these contracts for trading or other speculative purposes. These contracts have been designated as cash flow hedges and the changes in the fair values are not material to our financial condition or results of operations. Additionally, we are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. We occasionally use derivative instruments to manage our exposure to interest rates. See our Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2006 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the three months ended March 31, 2006
				Approximate
				Dollar Value of
			Total Number	Shares That May
			of Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

January 1 through
January 31	237,775	$ 9.82	237,100	$ 30,289
February 1 through
February 28	667,927	$ 10.39	663,425	$ 23,399
March 1 through
March 31	85,415	$ 11.41	84,700	$ 22,433
Total	991,117	$ 10.34	985,225

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares equal in value on the day of vesting to the amount of taxes due.

ITEM 6. EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended by the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Code of Regulations of the Company.	Exhibit 3.2 to Form S-11 filed June 30, 1994 (File No. 33-80950 as amended).

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to Form 10-K filed March 1, 2006.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9e	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

4.12	Amended and Restated Loan Agreement dated February 20, 2006 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.12 to Form 10-Q filed herewith.

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

ASSOCIATED ESTATES REALTY CORPORATION

May 2, 2006	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer