Form 10-Q
period 2006-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2006-08-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding as of July 28, 2006 was 17,063,970 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2006	2005
ASSETS
Real estate assets
Land	$ 96,826	$ 98,070
Buildings and improvements	787,798	809,967
Furniture and fixtures	29,223	31,112
	913,847	939,149
Less: accumulated depreciation	(284,770)	(294,505)
	629,077	644,644
Construction in progress	1,620	1,020
Real estate associated with property held for sale, net	276	273
Real estate, net	630,973	645,937
Cash and cash equivalents	2,218	39,733
Restricted cash	8,284	8,497
Accounts and notes receivable, net
Rents	1,208	1,277
Affiliates and joint ventures	802	1,909
Other	2,408	3,674
Investments in joint ventures, net	5,400	5,890
Goodwill	1,725	1,725
Other assets, net	8,299	10,584
Other assets associated with property held for sale, net	15	16
Total assets	$ 661,332	$ 719,242
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 473,608	$ 547,790
Lines of credit borrowings	12,400	-
Unsecured debt	25,780	25,780
Total debt	511,788	573,570
Accounts payable, accrued expenses and other liabilities	24,140	22,465
Dividends payable	2,901	3,052
Resident security deposits	3,927	4,121
Funds held on behalf of managed properties
Affiliates and joint ventures	558	959
Other	1,864	1,101
Accrued interest	2,433	2,800
Other liabilities associated with property held for sale	20	22
Total liabilities	547,631	608,090

Operating partnership minority interest	2,172	2,172
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
8.70% Class B Series II cumulative redeemable, $250 per share
liquidation preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 17,063,970 and 17,950,326
outstanding at June 30, 2006 and December 31, 2005, respectively	2,300	2,300
Paid-in capital	280,524	278,885
Accumulated distributions in excess of accumulated net income	(172,279)	(184,303)
Accumulated other comprehensive income	(33)	(25)
Less: Treasury shares, at cost, 5,931,793 and 5,045,437 shares
at June 30, 2006 and December 31, 2005, respectively	(56,983)	(45,877)
Total shareholders' equity	111,529	108,980
Total liabilities and shareholders' equity	$ 661,332	$ 719,242

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Revenue
Property revenue	$ 35,003	$ 32,878	$ 69,045	$ 63,860
Management and service company revenue:
Fees, reimbursements and other	3,181	2,900	6,259	5,496
Painting services	282	97	594	193
Total revenue	38,466	35,875	75,898	69,549
Expenses
Property operating and maintenance	16,866	15,551	33,718	30,325
Depreciation and amortization	8,222	8,307	16,676	16,153
Direct property management and service companies expenses	3,501	3,178	6,724	6,021
Painting services	342	181	749	301
General and administrative	2,647	2,091	4,993	4,141
Total expenses	31,578	29,308	62,860	56,941
Operating income	6,888	6,567	13,038	12,608
Interest income	115	73	496	186
Interest expense	(13,687)	(10,399)	(27,867)	(20,321)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(6,684)	(3,759)	(14,333)	(7,527)
Equity in net loss of joint ventures	(142)	(235)	(248)	(500)
Minority interest in operating partnership	(16)	(16)	(32)	(32)
(Loss) income from continuing operations	(6,842)	(4,010)	(14,613)	(8,059)
Income from discontinued operations:
Operating income	81	808	229	1,522
Gain on disposition of properties	34,723	4,032	34,723	4,032
Income from discontinued operations	34,804	4,840	34,952	5,554
Net income (loss)	27,962	830	20,339	(2,505)
Preferred share dividends	(1,261)	(1,262)	(2,523)	(2,607)
Original issuance costs related to redemption of preferred shares	-	-	-	(2,163)
Net income (loss) applicable to common shares	$ 26,701	$ (432)	$ 17,816	$ (7,275)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to
common shares	$ (.48)	$ (.27)	$ (1.01)	$ (.65)
Income from discontinued operations	2.06	.25	2.05	.28
Net income (loss) applicable to common shares	$ 1.58	$ (.02)	$ 1.04	$ (.37)

Dividends declared per common share	$ .17	$ .17	$ .34	$ .34

Weighted average number of common shares outstanding -
basic and diluted	16,872	19,598	17,076	19,585

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class B				Accumulated
		Cumulative	Common	Total Paid-In		Distributions	Accumulated
		Redeemable	Shares	Capital		In Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	stated value)	Capital	Compensation	Net Income	Income	(at cost)

Balance, December 31, 2005	$ 108,980	$ 58,000	$ 2,300	$ 279,484	$ (599)	$ (184,303)	$ (25)	$ (45,877)
Comprehensive income:
Net income	20,339	-	-	-	-	20,339	-	-
Other comprehensive income:
Change in fair value of hedge instruments	(8)	-	-	-	-	-	(8)	-
Total comprehensive income	20,331	-	-	-	-	20,339	(8)	-
Share-based compensation	528	-	-	1,133	599	7	-	(1,211)
Purchase of 991,578 common shares	(10,257)	-	-	-	-	-	-	(10,257)
Issuance of 32,499 common shares for stock
option exercises from treasury shares	269	-	-	(93)	-	-	-	362
Common share dividends	(5,799)	-	-	-	-	(5,799)	-	-
Preferred share dividends	(2,523)	-	-	-	-	(2,523)	-	-
Balance, June 30, 2006	$ 111,529	$ 58,000	$ 2,300	$ 280,524	$ -	$ (172,279)	$ (33)	$ (56,983)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months
	ended June 30,
	2006	2005
(In thousands)
Cash flow from operating activities:
Net income (loss)	$ 20,339	$ (2,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	16,963	17,819
Loss on fixed asset replacements write-off	86	50
Gain on disposition of properties	(34,723)	(4,032)
Minority interest in operating partnership	32	32
Costs (discount) related to prepayment of debt, net	414	(330)
Share-based compensation	478	144
Equity in net loss of joint ventures	248	500
Distribution from joint ventures	319	-
Net change in assets and liabilities:
- Accounts and notes receivable	1,335	(1,381)
- Accounts and notes receivable of affiliates and joint ventures	611	3,669
- Accounts payable and accrued expenses	1,456	(391)
- Other operating assets and liabilities	953	2,816
- Restricted cash	213	(323)
- Funds held for non-owned managed properties	763	(787)
- Funds held for non-owned managed properties of affiliates	(401)	(232)
Total adjustments	(11,253)	17,065
Net cash flow provided by operations	9,086	14,560
Cash flow from investing activities:
Recurring fixed asset additions	(5,255)	(2,692)
Revenue enhancing/non-recurring fixed asset additions	(869)	(299)
Acquisition/development fixed asset additions	(256)	(41,670)
Proceeds from disposition of operating properties	40,129	5,077
Deposit of sale proceeds to escrow account	-	(5,077)
Contributions to joint ventures	(77)	-
Net cash flow provided by (used for) investing activities	33,672	(44,661)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(74,183)	(34,467)
Payment of debt procurement costs	-	(1,158)
Proceeds from mortgage notes obtained	-	55,140
Proceeds from issuance of unsecured trust preferred securities	-	25,780
Line of credit borrowings	47,500	29,700
Line of credit repayments	(35,100)	(36,700)
Redemption of Class A preferred shares	-	(56,250)
Common share dividends paid	(5,950)	(6,694)
Preferred share dividends paid	(2,523)	(2,927)
Operating partnership distributions paid	(32)	(32)
Exercise of stock options	269	317
Purchase of treasury shares under repurchase plan	(10,185)	-
Other financing activities, net	(69)	(70)
Net cash flow used for financing activities	(80,273)	(27,361)
Decrease in cash and cash equivalents	(37,515)	(57,462)
Cash and cash equivalents, beginning of period	39,733	59,734
Cash and cash equivalents, end of period	$ 2,218	$ 2,272
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 2,901	$ 3,353
Cash paid for interest	27,616	20,388
Fixed asset replacement and other write-offs	1,243	1,359
Reclassification of original issuance costs related to redemption of preferred shares	-	2,163
Relinquishment of debt related to property disposition	-	10,065
Net change in accounts payable related to recurring fixed asset additions	675	-
Net change in accounts payable related to revenue enhancing/non-recurring fixed asset
additions	150	-
Final adjustment to fixed assets related to 2002 non-monetary joint venture exchange	496	-

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

Business

We are a self-administered and self-managed equity real estate investment trust ("REIT") that specializes in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. In addition to rental revenue, we receive certain property and asset management fees, acquisition, disposition and incentive fees, consultation fees, and mortgage servicing fees. Our MIG subsidiary is a registered investment advisor and serves as a real estate advisor to pension funds. We own three taxable REIT subsidiaries (the "Service Companies") that provide management and other services to us and to third parties.

As of June 30, 2006, we owned or property managed 107 apartment communities in eleven states consisting of 22,215 units. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 72 of those 107 apartment communities containing 16,295 units in nine states, 13 of which are Affordable Housing communities. We also property manage 35 communities consisting of 5,920 units. Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet. On July 19, 2006, we completed the sale of a 340-unit community owned by one of our pension fund advisory clients located in Illinois. On July 25, 2006, a 176-unit community located in Northeast Ohio that we property managed was sold. As a result, we no longer will continue to manage these two properties. Additionally, in July 2006, we were notified by one of our pension fund clients that the management of a 301-unit community located in Michigan will be transferred to another advisor in September 2006.

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

Share-Based Compensation

The Amended and Restated 2001 Equity-Based Award Plan (the "Plan") was the only share-based compensation plan in effect on June 30, 2006. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan is 2,250,000. At June 30, 2006, there were 749,096 common shares available for awards under the Plan. We also have share-based awards outstanding that had been issued under two other plans that have since expired, and outstanding stock option awards that had been issued to our outside directors. For additional information regarding these share-based compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements of our report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), and accordingly, we recognized no compensation expense for stock option awards.

Under the modified prospective method of SFAS 123(R), share-based compensation cost is recognized on (i) all awards granted on or after January 1, 2006 using the fair-value method, (ii) nonvested stock option awards granted prior to January 1, 2006 based on their grant date fair value as previously calculated under the pro-forma disclosure provisions of SFAS 123 over the remaining requisite service periods, and (iii) nonvested restricted share awards based on their grant date fair value over the remaining service periods. Prior periods were not restated to reflect the impact of adopting this Statement. Additionally, SFAS 123(R) requires us to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as they occur, which was our previous method. Forfeiture rates were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of expected future activity. The following table reflects the effect on operating results and per share information if we had accounted for share-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2005:

	For the three months	For the six months
(In thousands, except per share data)	ended June 30,	ended June 30,
	2005	2005

Net income (loss)	$ 830	$ (2,505)
Total share compensation cost recognized	78	168
Total share compensation cost under the fair value method	(128)	(268)
Proforma net income (loss) under the fair value method	$ 780	$ (2,605)

Net (loss) income applicable to common shares:
Net (loss) income as reported	$ (432)	$ (7,275)
Total share compensation cost recognized	78	168
Total share compensation cost under the fair value method	(128)	(268)
Pro forma net (loss) income under the fair value method	$ (482)	$ (7,375)

(Loss) income per common share - basic and diluted:
Net (loss) income as reported	$ (.02)	$ (.37)
Total share compensation cost recognized	-	.01
Total share compensation cost under the fair value method	-	(.01)
Pro forma net (loss) income under the fair value method	$ (.02)	$ (.37)

Our share-based compensation awards consist primarily of restricted shares. We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company as a whole. We grant share-based awards that vest either at the end of a specified service period, or in equal increments during the service period on each anniversary of the grant date. In accordance with SFAS 123(R), we have elected to recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain grants in which the number of shares that will ultimately vest and the date at which they will vest, is dependant upon the achievement of specified performance goals. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.

During the three and six months ended June 30, 2006, we recognized total share-based compensation cost of $267,000 and $450,000, respectively, in "General and administrative expense" and $14,000 and $28,000, respectively, that had been allocated to individual properties and is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards. There were no stock options awarded during the six months ended June 30, 2005. The weighted average Black-Scholes assumptions and fair value for the three and six months ended June 30, 2006 were as follows:

	For the three months	For the six months
	ended June 30,	ended June 30,
	2006	2006
Expected volatility	28.7%	27.7%
Risk-free interest rate	5.1%	4.6%
Expected life of options (in years)	6.5	6.0
Dividend yield	5.6%	6.0%
Grant-date fair value	$ 2.32	$ 1.85

The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted. The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options. The expected life of the options was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of	Weighted-Average	Weighted-Average
	Stock Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	1,996,308	$ 11.89
Granted	237,155	$ 11.30
Exercised	32,499	$ 8.26
Forfeited or expired	21,250	$ 14.90
Outstanding at end of period	2,179,714	$ 11.85	5.3 years
Exercisable at end of period	1,528,780	$ 12.42	4.1 years

The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2006 was zero. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $76,000 and $66,000, respectively. We generally issue shares from treasury upon the exercise of stock options.

Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Prior to January 1, 2006, restricted share awards were recorded in shareholders' equity as deferred compensation on the grant date based upon the price of our common shares on the grant date and amortized into expense over the requisite service period based on the straight line method. We generally issue restricted share awards from treasury shares. Upon adoption of SFAS 123 (R), we returned the nonvested shares to treasury shares from unearned compensation at their original cost, totaling $1.5 million. We recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize cost after the application of a estimated forfeiture rate. This amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations. Accrued compensation cost of $561,000 related to nonvested restricted shares at January 1, 2006 was transferred to additional paid in capital from deferred compensation.

The following table represents restricted share activity for the six months ended June 30, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested at beginning of period	144,582	$ 8.96
Granted	74,380	$ 11.56
Vested	29,015	$ 8.77
Forfeited	1,658	$ 9.43
Nonvested at end of period	188,289	$ 10.02

The weighted average grant-date fair value of restricted shares granted during the six months ended June 30, 2006 and 2005 was $11.56 and $9.88, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2006 and 2005 was $330,000 and $133,000, respectively. At June 30, 2006, there was $825,000 of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.1 years.

Derivative Instruments and Hedging Activity

During the six months ended June 30, 2006, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain of our properties. We utilize the gas forwards to limit the market price risk associated with the forecasted gas purchase. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. We reassess this hedge on a quarterly basis to determine if it continues to be effective and the forecasted transactions are probable. The changes in fair value of the contracts will be recorded in other comprehensive income ("OCI") on the Consolidated Balance Sheets. The amount in OCI will be reclassified into earnings when the cost of the gas affects earnings. If any portion of the hedge is determined to be ineffective, that amount will be recorded into earnings. As of June 30, 2006, this hedge was reported at fair value on the Consolidated Balance Sheet as "Accounts payable, accrued expenses and other liabilities" in the amount of $42,000. The unrealized gain/loss in the fair value of this hedge is deferred in OCI and will be recognized in earnings as the hedged transaction occurs. The change in net unrealized gain/loss on this hedge reflects a reclassification of net unrealized gain/loss from accumulated OCI to earnings of $70,000 during the six months ended June 30, 2006. We estimate the $33,000 in OCI will be reclassified into earnings over the next 12 months.

In February 2000, we executed an interest rate swap with a notional amount of $10.6 million to hedge the fair market value of a fixed rate mortgage note. In December 2000, we executed a termination agreement for the swap and received a termination payment of $512,000. The termination payment was being amortized over the remaining life of the note as a reduction to interest expense. In connection with the June 28, 2005 property sale, as discussed in Note 3, this note was assumed by the buyer. As a result, we recorded a reduction to interest expense in discontinued operations in June 2005 of $144,000 which represented the remaining balance of the termination payment received in December 2000.

Classification of Fixed Asset Additions

We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value. We consider investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enables us to increase rents. We consider acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. PROPERTIES ACQUIRED

On March 9, 2005, we acquired a 316-unit multifamily community located in Florida. The purchase was funded primarily by mortgage financing on the acquired property and on a previously unencumbered Same Community Market-Rate ("Market-Rate") multifamily property. See Note 4 for further information concerning these mortgage notes. Additionally, this property was part of a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

3. PROPERTIES SOLD OR HELD FOR SALE

We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Real estate assets that are classified as held for sale are also reported as discontinued operations. We generally classify properties as held for sale when all significant contingencies surrounding the closing have been resolved. In many transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.

We classified one property as held for sale at June 30, 2006. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at June 30, 2006. "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 includes the operating results for the property classified as held for sale, the operating results and gain recognized on the three property sales mentioned below, and the operating results for an additional two properties sold during the last half of 2005.

On May 10, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $14.0 million and we recorded a gain of $11.3 million. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans. See Note 4 for further information on the defeasance of fixed rate mortgage loans.

On May 15, 2006, we completed the sale of another Market-Rate property located in Northeast Ohio. The sale price was $28.5 million and we recorded a gain of $23.4 million. In connection with our IPO in 1993, we acquired a Noteholder Interest which was secured by a limited partnership interest in one-half of this property. We had declared the notes to be in default because of nonpayment of interest and principal. On July 16, 2004, we accepted a 98.999% limited partnership interest in the limited partnership that owned the property in full satisfaction of all obligations under the notes. In addition, one of our subsidiaries acquired the remaining 1.001% general partnership interest in that limited partnership held by our President and CEO Jeffrey I. Friedman and a company controlled by him. The subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of the property. Pursuant to the terms of the buyout, we paid Mr. Friedman and his controlled company a total of $127,000 from the proceeds of this sale. The independent members of the Board of Directors approved the terms of the buyout. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans. See Note 4 for further information on the defeasance of fixed rate mortgage loans.

On June 28, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.5 million and we recorded a gain of $4.0 million. The proceeds from this sale were deposited directly to escrow with a qualified intermediary as this sale was treated as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. On October 11, 2005, these proceeds were used to partially fund the acquisition of a 168-unit Market-Rate property in Atlanta, Georgia.

The following chart summarizes "Income from discontinued operations" for the three and six months ended June 30 , 2006 and 2005.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
(In thousands)
Property revenue	$ 1,126	$ 4,749	$ 3,221	$ 9,324

Property operating and maintenance expense	(993)	(2,642)	(2,690)	(5,472)
Real estate asset depreciation and amortization	(51)	(716)	(287)	(1,666)
Interest expense, net (1)	(1)	(583)	(15)	(664)

Operating income	81	808	229	1,522
Gain on disposition of properties	34,723	4,032	34,723	4,032
Income from discontinued operations	$ 34,804	$ 4,840	$ 34,952	$ 5,554

(1) Includes a $330 discount received as a result of prepaying a loan for the six months ended June 30, 2005 (see Note 4), and a reduction to interest expense of $144 related to an interest rate swap termination payment for the three and six months ended June 30, 2005 (see Note 1).

4. DEBT

Mortgage Notes Payable

During the six months ended June 30, 2006, we defeased (prepaid) eight fixed rate mortgage loans totaling $ 71.3 million, and incurred $7.1 million in defeasance costs, which are included in "Interest expense" in the Consolidated Statements of Operations.

On June 28, 2005, as discussed in Note 3, we completed the sale of a Market-Rate property located in Phoenix, Arizona. In connection with this sale, the $10.1 million mortgage note secured by this property was assumed by the buyer.

On March 21, 2005, we repaid a $15.6 million variable rate mortgage note that had been secured by a property in Florida.

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

Lines of Credit

Our $17.0 million secured line of credit was unavailable at December 31, 2005, because the property securing that credit line had been sold. In February 2006, we identified a replacement property to serve as security for this credit line and amended the loan terms by increasing the credit line to $17.0 million from $15.0 million with interest calculated at LIBOR plus 1.5%. This line matures March 1, 2008. Borrowings under the line may be restricted based upon the operating performance of the property. There were borrowings of $12.4 million outstanding on this line of credit at June 30, 2006. There were no borrowings outstanding on this line at December 31, 2005.

We also have a $14.0 million secured line of credit which matures in December 2007. There were no regular borrowings outstanding under this line at June 30, 2006 or December 31, 2005. The interest rate on this line is 1.8% in excess of LIBOR or the one month reference rate.

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

We completed our annual review of goodwill during the three months ended March 31, 2006. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management. Based on this analysis, we have determined that goodwill was not impaired as of March 31, 2006. As such, there were no changes to the carrying amount of goodwill during the six months ended June 30, 2006. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

We held two notes of equal amounts payable by our CEO aggregating $3.4 million, both of which were paid in full on April 25, 2005. For the six months ended June 30, 2005, the interest rate payable on these notes was approximately 4.5%.

Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time. JAS is owned by a son of our CEO. Reported revenue related to work performed by Merit for JAS is included in the table below.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Property management fee and other
miscellaneous service revenue	$ 144	$ 232	$ 334	$ 439

Painting service revenue related to JAS Construction	109	2	271	30
Other affiliate and joint venture painting service revenue	5	12	8	42

Expenses incurred on behalf of and reimbursed by(1)	227	337	532	677

Interest income on notes due from CEO	-	10	-	47

(1) Primarily payroll and employee benefits, reimbursed at cost.

	June 30,	December 31,
(In thousands)	2006	2005

Accounts and notes receivable from affiliates and joint ventures:
Funds advanced	$ 508	$ 633
JAS Construction, Inc.	77	392
Property management fees, insurance and
miscellaneous receivables	217	884
Total due from affiliates and joint ventures	$ 802	$ 1,909

Funds held on behalf of affiliates and joint ventures	$ 558	$ 959

7. SHARES

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. As of June 30, 2006, we had repurchased 2,803,925 common shares under this plan at a cost of $27.6 million.

During the six months ended June 30, 2006, 29,015 restricted shares had vested and were issued from treasury shares. Effective January 1, 2006, we adopted SFAS 123(R). This Statement requires that restricted shares are recognized as issued shares when they become vested. In accordance with previous generally accepted accounting principles, we had recognized restricted shares as issued shares when they were initially granted. As a result of the adoption of this Statement, we returned to treasury 144,582 restricted shares which were nonvested at January 1, 2006. See Note 1 for additional information related to the adoption of SFAS 123(R).

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share." There were 2.2 million and 1.9 million options to purchase common shares outstanding at June 30, 2006 and 2005, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

9. INTERIM SEGMENT REPORTING

We have four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. We have identified these segments based upon how management makes decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144. The Market-Rate properties are same community (owned during the entirety of the comparison periods) conventional multifamily residential apartments. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties that we own, as well as to third party clients and properties. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2005. We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from Management and Service Company revenue for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner.

Segment information for the three and six months ended June 30, 2006 and 2005 is as follows:

	For the three months ended June 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 509	$ 32,008	$ 2,506	$ 5,429	$ 40,452
Elimination of intersegment revenue	-	(7)	(13)	(1,966)	(1,986)
Consolidated revenue	509	32,001	2,493	3,463	38,466

Equity in net loss of joint ventures	-	(96)	(46)	-	(142)

Operating income from discontinued operations	81	-	-	-	81

*NOI	288	16,595	1,254	(380)	17,757

Total assets	$ 63,102	$ 572,443	$ 7,602	$ 18,185	$ 661,332

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 3,341	$ 60,727	$ 5,016	$ 10,784	$ 79,868
Elimination of intersegment revenue	-	(18)	(21)	(3,931)	(3,970)
Consolidated revenue	3,341	60,709	4,995	6,853	75,898

Equity in net loss of joint ventures	-	(165)	(83)	-	(248)

Operating income from discontinued operations	229	-	-	-	229

*NOI	1,937	31,241	2,149	(620)	34,707

Total assets	$ 63,102	$ 572,443	$ 7,602	$ 18,185	$ 661,332

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended June 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ -	$ 30,411	$ 2,495	$ 5,143	$ 38,049
Elimination of intersegment revenue	-	(24)	(4)	(2,146)	(2,174)
Consolidated revenue	-	30,387	2,491	2,997	35,875

Equity in net loss of joint ventures	-	(196)	(39)	-	(235)

Operating income from discontinued operations	808	-	-	-	808

*NOI	-	16,054	1,273	(362)	16,965

Total assets	$ 96,173	$ 591,205	$ 8,164	$ 27,280	$ 722,822

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 1,308	$ 57,637	$ 4,972	$ 10,145	$ 74,062
Elimination of intersegment revenue	-	(50)	(7)	(4,456)	(4,513)
Consolidated revenue	1,308	57,587	4,965	5,689	69,549

Equity in net loss of joint ventures	-	(440)	(60)	-	(500)

Operating income from discontinued operations	1,522	-	-	-	1,522

*NOI	785	30,347	2,403	(633)	32,902

Total assets	$ 96,173	$ 591,205	$ 8,164	$ 27,280	$ 722,822

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total NOI to total consolidated net income (loss) for the three and six months ended June 30, 2006 and 2005 is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2006	2005	2006	2005

Total NOI for reportable segments	$ 17,757	$ 16,965	$ 34,707	$ 32,902
Depreciation and amortization	(8,222)	(8,307)	(16,676)	(16,153)
General and administrative expense	(2,647)	(2,091)	(4,993)	(4,141)
Interest income	115	73	496	186
Interest expense	(13,687)	(10,399)	(27,867)	(20,321)
Equity in net loss of joint ventures	(142)	(235)	(248)	(500)
Minority interest in operating partnership	(16)	(16)	(32)	(32)
Income from discontinued operations:
Operating income	81	808	229	1,522
Gain on disposition of properties	34,723	4,032	34,723	4,032
Income from discontinued operations	34,804	4,840	34,952	5,554
Consolidated net income (loss)	$ 27,962	$ 830	$ 20,339	$ (2,505)

10. CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of June 30, 2006, and no accruals have been made for these matters other than those identified in the following paragraphs. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

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

Government Investigations

On or about August 7, 2002, the Maryland Attorney General served us with a subpoena seeking information concerning certain of our leasing practices in connection with our Maryland properties. The subpoena sought extensive information going back a number of years, including information about our Suredeposit programs and certain non-refundable deposits. We understand that other landlords operating in Maryland have been served with similar subpoenas. The Maryland Attorney General has now completed its review of the information we furnished and based upon that information contends that certain of our leasing practices are in violation of Maryland's landlord tenant laws. Any issues with the Attorney General regarding the SureDeposit program have already been resolved without any material impact on our financial results. We are attempting to reach an out of court settlement with the Maryland Attorney General for the purpose of resolving this matter and we have recorded an estimated loss contingency for that purpose, which is included in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets and "General and administrative expense" in the Consolidated Statements of Operations. We are subject to additional exposure if we are unable to resolve this matter for the amount we recorded as a loss contingency. We are unable at this time to reasonably estimate the amount of additional loss.

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

12. SUBSEQUENT EVENTS

Dividends Declared

On August 1, 2006, we paid a dividend of $0.17 per common share, which was declared on June 14, 2006 to shareholders of record on July 14, 2006.

Mortgage Notes Payable

On July 10, 2006, we submitted an early rate lock application with the Federal Home Loan Mortgage Corporation to obtain loans on five properties totaling $132.2 million with an average fixed rate of 6.1%. We intend to use these funds to defease the existing debt on these properties of approximately $68.0 million with an average rate of 7.7%, pay related defeasance costs of approximately $6.5 million and to defease/repay other debt. In conjunction with the early rate lock application, we issued letters of credit totaling $2.7 million against our $14.0 million line of credit.

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

  changes in the economic climate in the markets in which we own and manage properties, including interest rates, our ability to consummate the sale of properties pursuant to our current plan, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

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

  inability to control operating expenses or achieve increases in revenue;

  the results of litigation filed or to be filed against us;

  changes in tax legislation;

  risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

  catastrophic property damage losses that are not covered by our insurance;

  risks associated with property acquisitions such as environmental liabilities, among others;

  changes in government regulations affecting our properties, the rent of which are subsidized and certain aspects of which are regulated by the United States Department of Housing and Urban Development ("HUD") and other properties that we manage;

  inability to renew current contracts with HUD for rent subsidized properties at existing rents;

  changes in or termination of contracts relating to third party management and advisory business;

  risks related to our joint ventures; and

  risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview. We are engaged primarily in the ownership and operation of multifamily residential units. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 91.0% of our consolidated revenue was generated from the leasing of these owned units for the six months ended June 30, 2006, and approximately 87.9% of the rental revenue generated by these owned properties during the six months ended June 30, 2006 was related to the Market-Rate properties. The operating performance of the properties, particularly the Market-Rate properties, is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets. In recent years, the demand for rental housing in our principal markets had lessened due to increased home purchase competition, primarily driven by low mortgage rates, the weak economy and related unemployment rates. However, as interest rates have risen in late 2005 and during 2006, we have seen an increase in demand for rental units resulting in increased rental revenue collections for the Market-Rate properties in 2006 compared to 2005. Total rental revenue collections are a combination of rental rates and occupancy levels which have increased in 2006, and rent concessions which have decreased in 2006. We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenue. Indicators that we use in measuring these factors include physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income to be an important indicator of our overall performance. Property net operating income (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property net operating income and total net operating income, in addition to a reconciliation of total net operating income to consolidated net income (loss) in accordance with GAAP.

2006 Expectations.

  Portfolio performance - We continue to expect to increase our Market-Rate property NOI by approximately 2.75% to 3.25% in 2006, with operating margins remaining relatively flat. For the six months ended June 30, 2006, our Market-Rate property NOI increased approximately 2.9% while our Market-Rate operating margins declined 1.2%.

  Interest expense and general and administrative expense - We expect total interest expense before defeasance costs to decrease approximately $3.2 million by utilizing sale proceeds to pay down or by refinancing debt at lower interest rates. Defeasance costs associated with these prepayments are expected to be approximately $15.0 million. During the six months ended June 30, 2006, we defeased eight loans aggregating $71.3 million and incurred related costs of approximately $7.1 million. Additionally, general and administrative expenses are expected to increase approximately 10.0% to 20.0% as a result of anticipated increases in payroll and bonuses and other costs. For the six months ended June 30, 2006, general and administrative expenses were approximately 20.6% higher than the general and administrative expenses for the six months ended June 30, 2005.

  Property sales - We plan to sell at least $75.0 million of properties in 2006. For the six months ended June 30, 2006, we sold $42.5 million of properties.

  Share buyback - During the six months ended June 30, 2006, we repurchased 985,225 of our common shares for an approximate total cost of $10.2 million. Under our Board of Directors' 2005 Authorization to repurchase up to $50.0 million of our common shares, we had $22.4 million still available to purchase as of June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the six months ended June 30, 2006 and 2005, are summarized as follows:

Cash Sources (Uses):

	For the six months
	ended June 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$ 9,086	$ 14,560
Net real estate and fixed asset activity	33,749	(44,661)
Contributions to joint ventures	(77)	-
(Decreases) increases in debt - net	(61,783)	39,453
Payment of debt procurement costs	-	(1,158)
Redemption of preferred shares	-	(56,250)
Cash dividends and operating partnership
distributions paid	(8,505)	(9,653)
Exercise of stock options	269	317
Purchase of treasury shares	(10,185)	-
Other financing activities, net	(69)	(70)
Cash decrease	$ (37,515)	$ (57,462)

Our primary sources of liquidity are cash flow provided by operations, short term borrowings on our lines of credit and proceeds from property sales. The decrease in cash provided by operations in 2006 compared to 2005 was primarily due to the payment of $7.1 million of defeasance costs, which was partially offset by changes in accounts payable resulting from the timing of cash payments.

We obtained cash from the following additional sources during 2006:

  $40.1 million in proceeds from the disposition of two operating properties;

  $12.4 million in line of credit borrowings; and
  $269,000 in proceeds related to stock option exercises.

We utilized cash for the following additional purposes during 2006:

  $6.4 million in capital additions;
  $74.2 million reduction in mortgage notes primarily due to defeasance of eight mortgage loans;
  $8.5 million in dividends and distributions paid; and
  $10.2 million to repurchase our common shares.

At June 30, 2006, we had a total of $12.4 million outstanding on our two secured lines of credit leaving $18.5 million available for additional borrowings. On July 10, 2006, as discussed below, we issued letters of credit totaling $2.7 million against our $14.0 million line of credit, which reduced the amount available for additional borrowings.

In February 2006, we completed an agreement that increased our $15.0 million line of credit to a $17.0 million line and identified a replacement property to serve as security for this line. In October 2005, the property that previously secured this line was sold. As a result of that sale, the line was not available to us until the replacement security was identified in February 2006.

During the six months ended June 30, 2006, we defeased a total of eight mortgage loans totaling $71.3 million and incurred $7.1 million in defeasance costs which are included in "Interest expense" on our Consolidated Statements of Operations.

On July 10, 2006, we submitted an early rate lock application with the Federal Home Loan Mortgage Corporation to obtain loans on five properties totaling $132.2 million with an average fixed rate of 6.1%. We intend to use these funds to defease the existing debt on these properties of approximately $68.0 million with an average rate of 7.7%, pay related defeasance costs of approximately $6.5 million and to defease/repay other debt. In conjunction with the early rate lock application, we issued letters of credit totaling $2.7 million against our $14.0 million line of credit.

We anticipate funding approximately $8.0 million for recurring, investment/revenue enhancing and non-recurring capital expenditures for the remainder of 2006. These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

On June 14, 2006, we declared a dividend of $0.17 per common share, which was paid on August 1, 2006, to shareholders of record on July 14, 2006. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

We anticipate that we will meet our liquidity requirements for the remainder of 2006 generally through net cash provided by operations and property sales' proceeds. We believe that these and other sources, such as secured borrowings (primarily the lines of credit) should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at June 30, 2006, related to a mortgage loan secured by one of our joint venture properties. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for information related to this guaranty.

Off-Balance Sheet Investments and Financing Commitments. At June 30, 2006, we had investments in two joint ventures that own a total of two multifamily apartment communities. The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

We have one guaranty obligation related to our joint ventures, which was previously discussed under Guarantees. Both of the joint venture properties were encumbered by debt at June 30, 2006.

Dispositions. On May 10, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $14.0 million and we recorded a gain of $11.3 million. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans.

On May 15, 2006, we completed the sale of another Market-Rate property located in Northeast Ohio. The sale price was $28.5 million and we recorded a gain of $23.4 million. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans.

We classified one property as held for sale at June 30, 2006. We tested this property in accordance with SFAS 144 and determined that it was not impaired. The results of operations for this property are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented.

Additionally, we entered into a contract to sell an Affordable Housing property located in Northeast Ohio. This property was not classified as held for sale at June 30, 2006, as we believe all significant contingencies surrounding the sale were not resolved as of that date.

Management and Service Operations. During the six months ended June 30, 2006, management contracts on two third-party owned properties were transferred and in July 2006, two properties owned by third parties were sold resulting in the loss of annualized management and service company revenue totaling approximately $581,000. We will record a disposition fee of approximately $198,000 during the third quarter of 2006 as a result of the sale of one of the properties. Additionally, in July 2006, we were notified by one of our pension fund clients that the management of a 301-unit community will be transferred to another advisor in September 2006. Revenue related to this property totals approximately $145,000 per year.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005

In the following discussion, Market-Rate properties represents wholly owned Same Community Market-Rate properties that we have owned during the entirety of the comparison periods. For the three and six month comparison periods, there were 56 and 55 Market-Rate properties, respectively. Affordable Housing properties represents 12 properties subject to HUD regulations. Acquired/Disposed properties represents recently acquired properties, properties classified as held for sale, and all sold properties. For the three and six month comparison periods, there were one and two acquired properties, respectively, and one held for sale property.

Overall, the net loss from continuing operations for 2006 increased in both comparison periods primarily due to increases in interest expense (primarily due to defeasance costs) and property operating and maintenance expenses during 2006. These increases were partially offset by an increase in property revenue during 2006.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005:

	Increase in three		Increase in six
	month comparison		month comparison
	period ended		period ended
	June 30, 2006		June 30, 2006
	to June 30, 2005		to June 30, 2005
(Amounts in thousands)
Property revenue	$ 2,125	6.5%	$ 5,185	8.1%
Property operating and maintenance expenses:
Repairs and maintenance	594	19.3%	1,072	19.6%
Real estate taxes and insurance	111	2.4%	820	9.3%
Utilities	138	6.8%	456	10.1%
Personnel	269	6.5%	642	7.8%
Property operating and maintenance expenses	1,315	8.5%	3,393	11.1%
General and administrative expense	556	26.6%	852	20.6%
Interest expense (1)	3,288	31.6%	7,546	37.1%
Income from discontinued operations	29,964	619.1%	29,398	529.3%

(1) Changes in interest expense were impacted by $3.5 million and $7.1 million of defeasance costs for the three and six months ended June 30, 2006, respectively.

Property Revenue. Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three and six months ended June 30, 2006 and 2005 (information for the three and six months ended June 30, 2005 reflect results based upon the operating properties and their respective segments as of June 30, 2006):

	For the three months ended
	June 30, 2006		June 30, 2005
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit

Acquisition Properties	97.6%	$ 1,108	N/A	N/A
Market-Rate	95.2%	$ 748	95.0%	$ 710
Affordable Housing	99.7%	$ 642	99.2%	$ 636

	For the six months ended
	June 30, 2006		June 30, 2005
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit

Acquisition Properties	95.7%	$ 1,120	94.6%	$ 1,065
Market-Rate	95.2%	$ 727	95.0%	$ 690
Affordable Housing	99.7%	$ 640	99.2%	$ 636

Property revenue increased in 2006 during both comparison periods primarily as a result of increased occupancy and a combination of rental rate increases and an overall reduction in concessions being offered in the Market-Rate segment and increases of $509,000 and $2.0 million for the three and six month comparison periods, respectively, related to the properties acquired in 2005. Additionally, we initiated several new cost reimbursement programs in 2004 and 2005 which were phased-in throughout 2005. The programs were fully implemented by late 2005. The results from these reimbursement programs also contributed to the increase in property revenue.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased primarily as a result of increases in real estate tax expense, utilities expense, personnel expense, and repair and maintenance expense in both comparison periods. Real estate taxes increased in both comparison periods primarily due to estimated increases in assessed property values and millage rates in 2006 and a decrease in refunds received related to prior year taxes of approximately $247,000 in 2006 compared to 2005. Utilities increased during both comparison periods primarily due to increases in the cost per unit of natural gas in 2006 compared to 2005 which was partially offset by reduced consumption. The increase in personnel expense was primarily due to salary increases and benefit costs in both comparison periods. Repairs and maintenance expenses increased in both comparison periods primarily due to increases in maintenance project costs, unit preparation costs, landscaping costs, and trash removal costs.

General and Administrative Expense. General and administrative expense increased primarily due to salary increases and benefit costs during both comparison periods, an increase of $215,000 and $411,000 for the three month and six month periods, respectively, in Directors' compensation and an increase of $194,000 and $306,000 for the three and six month periods, respectively, in share-based compensation. The increase in Directors' compensation is primarily the result of increases in the deferred portion of the Directors' compensation, which is held as share units and valued using the closing price of our common shares at the end of each period and therefore has increased in conjunction with the increase in our share price during 2006. Additionally, during the second quarter 2006, we recorded a loss contingency that is discussed in Note 10 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q. For additional information on share-based compensation, see Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Index

Interest Expense. Interest expense increased in 2006 during the three month comparison period primarily due to $3.5 million in costs incurred related to the defeasance of four mortgage loans. Interest expense increased in 2006 during the six month comparison period primarily due to $7.1 million in costs incurred related to the defeasance of eight mortgage loans.

Income from Discontinued Operations. Discontinued operations includes the operating results of the property that has been classified as held for sale and the properties that were sold during 2006 and 2005. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2006, we entered into forward contracts to manage our exposure to fluctuations in natural gas prices. We do not expect to use these contracts for trading or other speculative purposes. These contracts have been designated as cash flow hedges and the changes in the fair values are not material to our financial condition or results of operations. Additionally, we are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt. We occasionally use derivative instruments to manage our exposure to interest rates. See our Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 1A. RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the three months ended June 30, 2006
Approximate
Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

April 1 through
April 30	-	$ -	-	$ 22,433
May 1 through
May 31	461	$ 11.96	-	$ 22,433
June 1 through
June 30	-	$ -	-	$ 22,433
Total	461	$ 11.96	-

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares equal in value on the day of vesting to the amount of taxes due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2006, we held our Annual Meeting of Shareholders. Following are the matters our shareholders voted upon and the results of the vote:

(a) The election of the following directors:

		Withheld
	For	Authority

Albert T. Adams	12,040,388	3,588,216
James M. Delaney	15,495,268	133,337
Jeffrey I. Friedman	14,171,253	1,457,352
Michael E. Gibbons	15,513,070	115,534
Mark L. Milstein	14,172,770	1,455,835
James Schoff	15,521,516	107,088
Richard T. Schwarz	15,508,583	120,021

Index

(b) Amendment of the Company's Code of Regulations to allow the Company to notify shareholders of record of Shareholder Meetings by electronic or other means of communication authorized by the shareholder.

For	Against	Abstain
15,497,502	124,333	6,768

(c) Amendment of the Company's Code of Regulations to allow shareholders and others entitled to vote at Shareholders Meetings to appoint proxies by electronic or other verifiable communications.

For	Against	Abstain
15,534,836	84,308	9,459

(d) Ratification of the selection of PricewaterhouseCoopers LLP as the Company's Independent Accountants.

For	Against	Abstain
15,605,489	18,443	4,670

ITEM 6. EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended by the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed herewith.

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to Form 10-K filed March 1, 2006.

4.9a(i)	Amendment No. 1 to Third Amended and Restated Loan Agreement dated May 15, 2006 between Associated Estates Realty Corporation and National City Bank	Exhibit 4.9a(i) to Form 10-Q filed herewith.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9e	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

4.12	Amended and Restated Loan Agreement dated February 20, 2006 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.12 to Form 10-Q filed May 2, 2006.

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

ASSOCIATED ESTATES REALTY CORPORATION

August 1, 2006	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer