Form 10-Q
period 2006-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2006-10-31
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-12486

Associated Estates Realty Corporation

(Exact name of registrant as specified in its charter)

OHIO	34-1747603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 AEC Parkway, Richmond Hts., Ohio	44143-1467
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 261-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act). Yes No

The number of shares outstanding as of October 27, 2006 was 17,163,292 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2006	2005
ASSETS
Real estate assets
Land	$ 96,655	$ 98,070
Buildings and improvements	785,928	809,967
Furniture and fixtures	28,936	31,112
	911,519	939,149
Less: accumulated depreciation	(288,003)	(294,505)
	623,516	644,644
Construction in progress	1,461	1,020
Real estate associated with property held for sale, net	277	273
Real estate, net	625,254	645,937
Cash and cash equivalents	2,392	39,733
Restricted cash	8,180	8,497
Accounts and notes receivable, net
Rents	1,590	1,277
Affiliates and joint ventures	847	1,909
Other	1,767	3,674
Investments in joint ventures, net	5,321	5,890
Goodwill	1,725	1,725
Other assets, net	11,225	10,584
Other assets associated with property held for sale, net	21	16
Total assets	$ 658,322	$ 719,242
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 482,311	$ 547,790
Lines of credit borrowings	11,470	-
Unsecured debt	25,780	25,780
Total debt	519,561	573,570
Accounts payable, accrued expenses and other liabilities	25,395	22,465
Dividends payable	2,909	3,052
Resident security deposits	3,760	4,121
Funds held on behalf of managed properties
Affiliates and joint ventures	506	959
Other	1,180	1,101
Accrued interest	1,813	2,800
Other liabilities associated with property held for sale	20	22
Total liabilities	555,144	608,090

Operating partnership minority interest	1,849	2,172
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
8.70% Class B Series II cumulative redeemable, $250 per share
liquidation preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 17,113,292 and 17,950,326
outstanding at September 30, 2006 and December 31, 2005, respectively	2,300	2,300
Paid-in capital	280,524	278,885
Accumulated distributions in excess of accumulated net income	(183,118)	(184,303)
Accumulated other comprehensive income	(97)	(25)
Less: Treasury shares, at cost, 5,882,471 and 5,045,437 shares
at September 30, 2006 and December 31, 2005, respectively	(56,280)	(45,877)
Total shareholders' equity	101,329	108,980
Total liabilities and shareholders' equity	$ 658,322	$ 719,242

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Revenue
Property revenue	$ 35,237	$ 32,813	$ 103,654	$ 96,017
Management and service company revenue:
Fees, reimbursements and other	2,914	3,172	9,173	8,669
Painting services	216	318	810	511
Total revenue	38,367	36,303	113,637	105,197
Expenses
Property operating and maintenance	16,674	15,664	49,819	45,499
Depreciation and amortization	8,233	8,208	24,821	24,274
Direct property management and service companies expenses	3,188	3,303	9,911	9,325
Painting services	272	347	1,021	647
General and administrative	2,679	1,994	7,672	6,135
Total expenses	31,046	29,516	93,244	85,880
Operating income	7,321	6,787	20,393	19,317
Interest income	96	56	586	239
Interest expense	(17,383)	(10,754)	(45,205)	(31,217)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(9,966)	(3,911)	(24,226)	(11,661)
Equity in net loss of joint ventures	(139)	(68)	(387)	(567)
Minority interest in operating partnership	(15)	(16)	(47)	(48)
(Loss) income from continuing operations	(10,120)	(3,995)	(24,660)	(12,276)
Income from discontinued operations:
Operating income	52	799	208	2,544
Gain on disposition of properties	3,397	17,406	38,120	21,437
Income from discontinued operations	3,449	18,205	38,328	23,981
Net (loss) income	(6,671)	14,210	13,668	11,705
Preferred share dividends	(1,262)	(1,261)	(3,785)	(3,868)
Original issuance costs related to redemption of preferred shares	-	-	-	(2,163)
Net (loss) income applicable to common shares	$ (7,933)	$ 12,949	$ 9,883	$ 5,674

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to
common shares	$ (.67)	$ (.27)	$ (1.67)	$ (.94)
Income from discontinued operations	.20	.94	2.25	1.23
Net (loss) income applicable to common shares	$ (.47)	$ .67	$ .58	$ .29

Dividends declared per common share	$ .17	$ .17	$ .51	$ .51

Weighted average number of common shares outstanding -
basic and diluted	16,892	19,257	17,016	19,478

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class B				Accumulated
		Cumulative	Common	Total Paid-In		Distributions	Accumulated
		Redeemable	Shares	Capital		In Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	stated value)	Capital	Compensation	Net Income	Income	(at cost)

Balance, December 31, 2005	$ 108,980	$ 58,000	$ 2,300	$ 279,484	$ (599)	$ (184,303)	$ (25)	$ (45,877)
Comprehensive income:
Net income	13,668	-	-	-	-	13,668	-	-
Other comprehensive income:
Change in fair value of hedge instruments	(72)	-	-	-	-	-	(72)	-
Total comprehensive income	13,596	-	-	-	-	13,668	(72)	-
Share-based compensation	760	-	-	1,264	599	10	-	(1,113)
Purchase of 991,786 common shares	(10,259)	-	-	-	-	-	-	(10,259)
Issuance of 87,099 common shares for stock
option exercises from treasury shares	745	-	-	(224)	-	-	-	969
Common share dividends	(8,708)	-	-	-	-	(8,708)	-	-
Preferred share dividends	(3,785)	-	-	-	-	(3,785)	-	-
Balance, September 30, 2006	$ 101,329	$ 58,000	$ 2,300	$ 280,524	$ -	$ (183,118)	$ (97)	$ (56,280)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months
	ended September 30,
(In thousands)	2006	2005
Cash flow from operating activities:
Net income	$ 13,668	$ 11,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	25,225	26,703
Loss on fixed asset replacements write-off	143	86
Gain on disposition of properties	(38,120)	(21,437)
Minority interest in operating partnership	47	48
Costs (discount) related to prepayment of debt, net	668	(330)
Share-based compensation	710	209
Equity in net loss of joint ventures	387	567
Distribution from joint ventures	318	-
Net change in assets and liabilities:
- Accounts and notes receivable	1,593	(2,156)
- Accounts and notes receivable of affiliates and joint ventures	566	3,190
- Accounts payable and accrued expenses	2,787	886
- Other operating assets and liabilities	(1,897)	200
- Restricted cash	1,617	643
- Funds held for non-owned managed properties	79	262
- Funds held for non-owned managed properties of affiliates	(452)	(1,155)
Total adjustments	(6,329)	7,716
Net cash flow provided by operations	7,339	19,421
Cash flow from investing activities:
Recurring fixed asset additions	(8,787)	(5,640)
Revenue enhancing/non-recurring fixed asset additions	(1,228)	(504)
Acquisition/development fixed asset additions	(256)	(41,670)
Purchase of operating partnership units	(184)	-
Proceeds from disposition of operating properties	44,844	16,164
Deposit of sale proceeds to escrow account	(1,300)	(5,077)
Contributions to joint ventures	(137)	-
Net cash flow provided by (used for) investing activities	32,952	(36,727)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(197,689)	(35,945)
Payment of debt procurement costs	(1,425)	(1,158)
Proceeds from mortgage notes obtained	132,209	55,140
Proceeds from issuance of unsecured trust preferred securities	-	25,780
Line of credit borrowings	71,700	44,250
Line of credit repayments	(60,230)	(49,750)
Redemption of Class A preferred shares	-	(56,250)
Common share dividends paid	(8,851)	(10,046)
Preferred share dividends paid	(3,785)	(4,188)
Operating partnership distributions paid	(50)	(48)
Exercise of stock options	745	342
Purchase of treasury shares under repurchase plan	(10,185)	(8,911)
Other financing activities, net	(71)	(44)
Net cash flow used for financing activities	(77,632)	(40,828)
Decrease in cash and cash equivalents	(37,341)	(58,134)
Cash and cash equivalents, beginning of period	39,733	59,734
Cash and cash equivalents, end of period	$ 2,392	$ 1,600
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 2,909	$ 3,205
Cash paid for interest	45,478	31,186
Fixed asset replacement and other write-offs	2,338	1,856
Reclassification of original issuance costs related to redemption of preferred shares	-	2,163
Relinquishment of debt related to property disposition	-	10,065
Net change in accounts payable related to recurring fixed asset additions	624	-
Final adjustment to fixed assets related to 2002 non-monetary joint venture exchange	496	-
Fixed asset adjustment for purchase of operating partnership unit	137	-

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

As of September 30, 2006, we owned or property managed 103 apartment communities in ten states consisting of 21,348 units. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 70 of those 103 apartment communities containing 16,145 units in nine states, 12 of which are Affordable Housing communities. We also property manage 33 communities consisting of 5,203 units. Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet.

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

Share-Based Compensation

The Amended and Restated 2001 Equity-Based Award Plan (the "Plan") was the only share-based compensation plan in effect on September 30, 2006. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan is 2,250,000. At September 30, 2006, there were 763,196 common shares available for awards under the Plan. We also have share-based awards outstanding that had been issued under two other plans that have since expired, and outstanding stock option awards that had been issued to our outside directors. For additional information regarding these share-based compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements of our report on Form 10-K for the year ended December 31, 2005.

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

Under the modified prospective method of SFAS 123(R), share-based compensation cost is recognized on (i) all awards granted on or after January 1, 2006 using the fair-value method, (ii) nonvested stock option awards granted prior to January 1, 2006 based on their grant date fair value as previously calculated under the pro-forma disclosure provisions of SFAS 123 over the remaining requisite service periods, and (iii) nonvested restricted share awards based on their grant date fair value over the remaining service periods. Prior periods were not restated to reflect the impact of adopting this Statement. Additionally, SFAS 123(R) requires us to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as they occur, which was our previous method. Forfeiture rates were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of expected future activity. The following table reflects the effect on operating results and per share information if we had accounted for share-based compensation in accordance with SFAS 123(R) for the three and nine months ended September 30, 2005:

	For the three months	For the nine months
(In thousands, except per share data)	ended September 30,	ended September 30,
	2005	2005

Net income	$ 14,210	$ 11,705
Total share compensation cost recognized	70	237
Total share compensation cost under the fair value method	(176)	(443)
Proforma net income under the fair value method	$ 14,104	$ 11,499

Net income applicable to common shares:
Net income as reported	$ 12,949	$ 5,674
Total share compensation cost recognized	70	237
Total share compensation cost under the fair value method	(176)	(443)
Pro forma net income under the fair value method	$ 12,843	$ 5,468

Income per common share - basic and diluted:
Net income as reported	$ .67	$ .29
Total share compensation cost recognized	-	.01
Total share compensation cost under the fair value method	-	(.02)
Pro forma net income under the fair value method	$ .67	$ .28

Our share-based compensation awards consist primarily of restricted shares. We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company. We grant share-based awards that vest either at the end of a specified service period, or in equal increments during the service period on each anniversary of the grant date. In accordance with SFAS 123(R), we have elected to recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain grants in which the number of shares that will ultimately vest and the date at which they will vest is dependant upon the achievement of specified performance goals. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.

During the three and nine months ended September 30, 2006, we recognized total share-based compensation cost of $242,000 and $692,000, respectively, in "General and administrative expense". Additionally, we allocated an immaterial amount of equity compensation expense to individual properties which is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards. The weighted average Black-Scholes assumptions and fair value for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Expected volatility	-	30.7%	27.7%	30.7%
Risk-free interest rate	-	4.2%	4.6%	4.2%
Expected life of options (in years)	-	7.1	6.0	7.1
Dividend yield	-	7.1%	6.0%	7.1%
Grant-date fair value	-	$ 1.45	$ 1.85	$ 1.45

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

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of	Weighted-Average	Weighted-Average
	Stock Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	1,996,308	$ 11.89
Granted	237,155	$ 11.30
Exercised	87,099	$ 8.55
Forfeited	13,750	$ 12.11
Expired	51,250	$ 14.71
Outstanding at end of period	2,081,364	$ 11.89	5.0 years
Exercisable at end of period	1,486,430	$ 12.43	3.9 years

The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2006, was $10.5 million and $7.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $410,000 and $70,000, respectively. We generally issue shares from treasury upon the exercise of stock options.

Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Prior to January 1, 2006, restricted share awards were recorded in shareholders' equity as deferred compensation on the grant date based upon the price of our common shares on the grant date and amortized into expense over the requisite service period based on the straight line method. We generally issue restricted share awards from treasury shares. Upon adoption of SFAS 123(R), we returned the nonvested shares to treasury shares from unearned compensation at their original cost, totaling $1.5 million. We recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize cost after the application of an estimated forfeiture rate. This amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations. Accrued compensation cost of $561,000 related to nonvested restricted shares at January 1, 2006 was transferred to additional paid in capital from deferred compensation.

The following table represents restricted share activity for the nine months ended September 30, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested at beginning of period	144,582	$ 8.96
Granted	75,871	$ 11.60
Vested	37,802	$ 8.26
Forfeited	8,218	$ 9.46
Nonvested at end of period	174,433	$ 10.24

The weighted average grant-date fair value of restricted shares granted during the nine months ended September 30, 2006 and 2005 was $11.60 and $9.73, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $451,000 and $137,000, respectively. At September 30, 2006, there was $751,000 of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 1.9 years.

Operating Partnership Minority Interest

In conjunction with the 1998 acquisition of an operating partnership that owned two apartment communities, we issued a total of 522,032 operating partnership units ("OP units"). In September 2006, 13,746 of the OP units were redeemed for cash in the amount of $184,000, which represented a value of $13.41 per unit. These units had a recorded amount of $321,000 when issued. The difference of the cash paid and the recorded amount was $137,000 which reduced the recorded amount of the underlying real estate. There are 79,277 OP units remaining as of September 30, 2006.

Derivative Instruments and Hedging Activity

During the nine months ended September 30, 2006, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain of our properties. We utilize the gas forwards to limit the market price risk associated with the forecasted gas purchase. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. We reassess this hedge on a quarterly basis to determine if it continues to be effective and the forecasted transactions are probable. The changes in fair value of the contracts will be recorded in other comprehensive income ("OCI") on the Consolidated Balance Sheets. The amount in OCI will be reclassified into earnings when the cost of the gas affects earnings. If any portion of the hedge is determined to be ineffective, that amount will be recorded into earnings. As of September 30, 2006, this hedge was reported at fair value on the Consolidated Balance Sheet as "Accounts payable, accrued expenses and other liabilities" in the amount of $106,000. The unrealized gain/loss in the fair value of this hedge is deferred in OCI and will be recognized in earnings as the hedged transaction occurs. The change in net unrealized gain/loss on this hedge reflects a reclassification of net unrealized gain/loss from accumulated OCI to earnings of $89,000 during the nine months ended September 30, 2006. We estimate the $97,000 in OCI will be reclassified into earnings over the next six months.

Classification of Fixed Asset Additions

We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value. We consider investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enables us to increase rents. We consider acquisition and development fixed asset additions to be for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). This Interpretation clarifies the accounting for uncertain tax positions and provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation will become effective for us on January 1, 2007. Although we are assessing the impact of FIN 48, we do not anticipate that it will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

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

We classified one property as held for sale at September 30, 2006. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at September 30, 2006. "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 includes the operating results for the property classified as held for sale, the operating results and gain recognized on the property sales referenced below, and the operating results for a property sold during the fourth quarter of 2005.

On September 28, 2006, we completed the sale of an Affordable Housing property located in Northeast Ohio. The sale price was a net $2.9 million and we recorded a gain of $2.5 million. The proceeds of this sale were used for general corporate purposes. Subsequent to the sale, we entered into a contract to provide property management services for this property.

On August 28, 2006, we completed the sale of a Market-Rate congregate care property located in Northeast Ohio. The sale price was $2.0 million and we recorded a gain of $865,000. Proceeds of this sale in the amount of $1.3 million were placed in escrow and were used to repay debt in October 2006. The remaining proceeds were used for other corporate purposes.

On May 15, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was a net $28.4 million and we recorded a gain of $23.4 million. In connection with our IPO in 1993, we acquired a Noteholder Interest which was secured by a limited partnership interest in one-half of this property. We had declared the notes to be in default because of nonpayment of interest and principal. On July 16, 2004, we accepted a 98.999% limited partnership interest in the limited partnership that owned the property in full satisfaction of all obligations under the notes. In addition, one of our subsidiaries acquired the remaining 1.001% general partnership interest in that limited partnership held by our President and CEO Jeffrey I. Friedman and a company controlled by him. The subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of the property. Pursuant to the terms of the buyout, Mr. Friedman and his controlled company were paid a total of $127,000 from the proceeds of this sale. The independent members of the Board of Directors approved the terms of the buyout. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans. See Note 4 for further information on the defeasance of fixed rate mortgage loans.

On May 10, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was a net $13.9 million and we recorded a gain of $11.3 million. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans. See Note 4 for further information on the defeasance of fixed rate mortgage loans.

On August 25, 2005, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was $28.0 million and we recorded a gain of $17.4 million. This property was part of a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code. Subsequent to the sale, we entered into a contract to provide property management services for this property.

On June 28, 2005, we completed the sale of a Market-Rate property located in Phoenix, Arizona. The sale price was $15.5 million and we recorded a gain of $4.0 million. The net proceeds from this sale of $5.1 million were deposited directly to escrow with a qualified intermediary as this sale was treated as a Deferred Like-Kind Exchange under Section 1031 of the Internal Revenue Code. On October 11, 2005, these proceeds were used to partially fund the acquisition of a 168-unit Market-Rate property in Atlanta, Georgia.

The following chart summarizes "Income from discontinued operations" for the three and nine months ended September 30 , 2006 and 2005.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
(In thousands)
Property revenue	$ 546	$ 4,417	$ 4,395	$ 14,397

Property operating and maintenance expense	(451)	(2,667)	(3,714)	(8,629)
Real estate asset depreciation and amortization	(29)	(675)	(404)	(2,428)
Interest income	4	2	9	5
Interest expense, net (1)	(18)	(278)	(78)	(801)

Operating income	52	799	208	2,544
Gain on disposition of properties	3,397	17,406	38,120	21,437
Income from discontinued operations	$ 3,449	$ 18,205	$ 38,328	$ 23,981

(1) The nine months ended September 30, 2005, includes a $330 discount received as a result of prepaying a loan (see Note 4) and a reduction to interest expense of $144 related to an interest rate swap termination payment.

4. DEBT

Mortgage Notes Payable

During the nine months ended September 30, 2006, we defeased (prepaid) 13 fixed rate mortgage loans totaling $138.9 million, and incurred $14.3 million in defeasance costs, which are included in "Interest expense" in the Consolidated Statements of Operations.

On September 14, 2006, we completed the $132.2 million mortgage refinancing of five Market-Rate properties. The existing mortgages on these properties were defeased with proceeds from the refinancing and are included in the above referenced 13 defeased loans. The new loans were structured as five separate mortgage loans, however each mortgage loan is cross-collateralized and cross-defaulted with the other mortgage loans involved in the refinancing. Each loan has a term of seven years and carries a 6.09% fixed interest rate with interest only payments during the first five years and monthly payments of principal and interest thereafter. These loans include a substitution feature permitting us to substitute another multifamily residential property for the respective mortgaged property in accordance with certain terms and conditions as well as the right to release properties subject to satisfaction of various conditions.

On September 15, 2006, we prepaid three variable rate, conventional mortgages totaling $54.6 million with proceeds from the September 14, 2006, refinancing, as discussed above, and recognized $300,000 of expense related to the prepayments. These loans had been secured by three Market-Rate properties.

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

On March 9, 2005, we obtained two conventional mortgage loans in connection with the purchase of a property in Florida. One loan, secured by a property in Northeast Ohio, was repaid in December 2005. The other loan, which was secured by the acquired Florida property, was repaid on September 15, 2006, as discussed above.

On February 1, 2005, we repaid $10.7 million in variable rate debt and prepaid $5.3 million in zero percent UDAG financing, both of which had been secured by a Market-Rate property. Of the $16.0 million that was repaid, $10.7 million matured on February 1, 2005, $3.1 million would have matured on April 1, 2005 and $2.2 million would have matured on June 1, 2006. The $2.2 million that would have matured on June 1, 2006, was paid off at a discount of $330,000, which was recorded as a reduction to interest expense. We funded the repayment by obtaining a new mortgage loan on the same property in the amount of $16.1 million. This note was repaid in full in connection with the sale of this property on August 25, 2005.

Lines of Credit

Our $17.0 million secured line of credit was unavailable at December 31, 2005, because the property securing that credit line had been sold. In February 2006, we identified a replacement property to serve as security for this credit line and amended the loan terms by increasing the credit line to $17.0 million from $15.0 million with interest calculated at LIBOR plus 1.5%. This line matures March 1, 2008. Borrowings under the line may be restricted based upon the operating performance of the property. There were borrowings of $11.5 million outstanding on this line of credit at September 30, 2006.

We also have a $14.0 million secured line of credit which matures in December 2007. There were no regular borrowings outstanding under this line at September 30, 2006 or December 31, 2005. The interest rate on this line is 1.8% in excess of LIBOR or the one month reference rate. Letters of credit of $2.7 million were outstanding on this line at September 30, 2006. On October 6, 2006, letters of credit totaling approximately $2.6 million were canceled, leaving one letter of credit in the amount of $63,000 outstanding. There were no borrowings outstanding on this line at December 31, 2005.

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

We completed our annual review of goodwill during the three months ended March 31, 2006. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management. Based on this analysis, we have determined that goodwill was not impaired as of March 31, 2006. As such, there were no changes to the carrying amount of goodwill during the nine months ended September 30, 2006. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

We held two notes of equal amounts payable by our CEO aggregating $3.4 million, both of which were paid in full on April 25, 2005. The average interest rate payable on these notes during 2005 was approximately 4.5%.

Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time. JAS is owned by a son of our CEO. Reported revenue related to work performed by Merit for JAS is included in the table below.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2006	2005	2006	2005

Property management fee and other
miscellaneous service revenue	$ 128	$ 235	$ 462	$ 674

Painting service revenue related to JAS Construction	2	87	273	117
Other affiliate and joint venture painting service revenue	2	47	9	76

Expenses incurred on behalf of and reimbursed by(1)	268	340	890	971

Interest income on notes due from CEO	-	-	-	47

(1) Primarily payroll and employee benefits, reimbursed at cost.

	September 30,	December 31,
(In thousands)	2006	2005

Accounts and notes receivable from affiliates and joint ventures:
Funds advanced	$ 528	$ 633
JAS Construction, Inc.	26	392
Property management fees, insurance and
miscellaneous receivables	293	884
Total due from affiliates and joint ventures	$ 847	$ 1,909

Funds held on behalf of affiliates and joint ventures	$ 506	$ 959

7. SHARES

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. On October 20, 2006, our Board of Directors expanded their authorization to include the repurchase of our Class B Series II Preferred Shares. As of September 30, 2006, we had repurchased 2,803,925 common shares under this plan at a cost of $27.6 million.

During the nine months ended September 30, 2006, a total of 37,802 restricted shares had vested and were issued from treasury shares. Effective January 1, 2006, we adopted SFAS 123(R). This Statement requires that restricted shares are recognized as issued shares when they become vested. In accordance with previous generally accepted accounting principles, we had recognized restricted shares as issued shares when they were initially granted. As a result of the adoption of this Statement, we returned to treasury 144,582 restricted shares which were nonvested at January 1, 2006. See Note 1 for additional information related to the adoption of SFAS 123(R).

8. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share." There were 2.1 million options to purchase common shares outstanding at September 30, 2006 and 2005. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

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

Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows:

	For the three months ended September 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 530	$ 32,340	$ 2,389	$ 5,072	$ 40,331
Elimination of intersegment revenue	-	(7)	(15)	(1,942)	(1,964)
Consolidated revenue	530	32,333	2,374	3,130	38,367

Equity in net loss of joint ventures	-	(106)	(33)	-	(139)

Operating income from discontinued operations	52	-	-	-	52

*NOI	239	17,140	1,184	(330)	18,233

Total assets	$ 63,385	$ 569,870	$ 7,352	$ 17,715	$ 658,322

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 5,016	$ 91,669	$ 7,031	$ 15,855	$ 119,571
Elimination of intersegment revenue	-	(26)	(36)	(5,872)	(5,934)
Consolidated revenue	5,016	91,643	6,995	9,983	113,637

Equity in net loss of joint ventures	-	(271)	(116)	-	(387)

Operating income from discontinued operations	208	-	-	-	208

*NOI	2,846	47,771	3,218	(949)	52,886

Total assets	$ 63,385	$ 569,870	$ 7,352	$ 17,715	$ 658,322

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended September 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ -	$ 30,542	$ 2,309	$ 5,716	$ 38,567
Elimination of intersegment revenue	-	(27)	(11)	(2,226)	(2,264)
Consolidated revenue	-	30,515	2,298	3,490	36,303

Equity in net loss of joint ventures	-	(30)	(38)	-	(68)

Operating income from discontinued operations	799	-	-	-	799

*NOI	-	15,925	1,224	(160)	16,989

Total assets	$ 86,415	$ 587,312	$ 7,767	$ 27,318	$ 708,812

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the nine months ended September 30, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 2,398	$ 86,814	$ 6,900	$ 15,863	$ 111,975
Elimination of intersegment revenue	-	(77)	(18)	(6,683)	(6,778)
Consolidated revenue	2,398	86,737	6,882	9,180	105,197

Equity in net loss of joint ventures	-	(469)	(98)	-	(567)

Operating income from discontinued operations	2,544	-	-	-	2,544

*NOI	1,467	45,596	3,455	(792)	49,726

Total assets	$ 86,415	$ 587,312	$ 7,767	$ 27,318	$ 708,812

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total NOI to total consolidated net (loss) income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2006	2005	2006	2005

Total NOI for reportable segments	$ 18,233	$ 16,989	$ 52,886	$ 49,726
Depreciation and amortization	(8,233)	(8,208)	(24,821)	(24,274)
General and administrative expense	(2,679)	(1,994)	(7,672)	(6,135)
Interest income	96	56	586	239
Interest expense	(17,383)	(10,754)	(45,205)	(31,217)
Equity in net loss of joint ventures	(139)	(68)	(387)	(567)
Minority interest in operating partnership	(15)	(16)	(47)	(48)
Income from discontinued operations:
Operating income	52	799	208	2,544
Gain on disposition of properties	3,397	17,406	38,120	21,437
Income from discontinued operations	3,449	18,205	38,328	23,981
Consolidated net (loss) income	$ (6,671)	$ 14,210	$ 13,668	$ 11,705

10. CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of September 30, 2006, and no accruals have been made for these matters other than those identified in the following paragraphs. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

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

On or about December 22, 2003, the Montgomery County, Maryland Office of Landlord Tenant Affairs commenced an investigation into possible violations of state and county Landlord-Tenant laws involving two properties operated by us located in Montgomery County, Maryland. The matters being investigated are for the most part the same leasing practices being investigated by the Maryland Attorney General. We are attempting to resolve those matters with Montgomery County simultaneously with settling matters with the Maryland Attorney General. Montgomery County recently commenced additional investigations concerning other leasing practices in Montgomery County and we have recorded an estimated loss contingency for that purpose which is included in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets and "General and administrative expense" in the Consolidated Statements of Operations. We are subject to additional exposure if we are unable to resolve this matter for the amount we recorded as a loss contingency. We are unable at this time to reasonably estimate the amount of additional loss.

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

12. SUBSEQUENT EVENTS

Mortgage Notes Payable

During October 2006, we prepaid debt totaling $1.2 million with funds that had been placed in escrow in connection with the August 28, 2006 sale of a Market-Rate congregate care property.

Share Repurchase Program

On October 20, 2006, our Board of Directors expanded their July 27, 2005 authorization to repurchase up to $50.0 million of our common shares to include the repurchase of our Class B Series II Preferred Shares. As of September 30, 2006, there was $22.4 million still available for purchase under this authorization.

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

Overview. We are engaged primarily in the ownership and operation of multifamily residential units. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 91.2% of our consolidated revenue was generated from the leasing of these owned units for the nine months ended September 30, 2006, and approximately 88.4% of the rental revenue generated by these owned properties during the nine months ended September 30, 2006 was related to the Market-Rate properties. The operating performance of the properties, particularly the Market-Rate properties, is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets. Rental revenue collections are a combination of rental rates and occupancy levels which have increased in 2006, and rent concessions which have decreased in 2006. We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenue. Indicators that we use in measuring these factors include physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income to be an important indicator of our overall performance. Property net operating income (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property net operating income and total net operating income, in addition to a reconciliation of total net operating income to consolidated net (loss) income in accordance with GAAP.

2006 Expectations.

  Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 4.75% to 5.25% in 2006. For the nine months ended September 30, 2006, our Market-Rate property NOI increased 4.8% while our Market-Rate operating margins declined 0.5%. For the year, we expect operating margins to remain relatively flat compared to 2005.

  Interest expense and general and administrative expense - We expect total interest expense before defeasance costs and other prepayment costs to decrease approximately $2.8 million by utilizing sale proceeds to pay down debt or by refinancing at lower interest rates. Total defeasance costs and other prepayment costs for 2006 are expected to be approximately $19.3 million. During the nine months ended September 30, 2006, we defeased or prepaid sixteen loans aggregating $193.5 million and recognized related costs of approximately $14.6 million. Additionally, general and administrative expenses are expected to increase approximately 20.0% primarily as a result of NOI based performance bonuses, severance, legal accruals and the impact on deferred directors shares resulting from our share price appreciation. As a result of these costs, for the nine months ended September 30, 2006, general and administrative expenses were approximately 25.0% higher than the general and administrative expenses for the nine months ended September 30, 2005.

  Property sales - We plan to sell between $75 and $100 million of properties in 2006. For the nine months ended September 30, 2006, we sold $47.2 million of properties.

  Share buyback - During the nine months ended September 30, 2006, we repurchased 985,225 of our common shares for an approximate total cost of $10.2 million. Under our Board of Directors' 2005 Authorization to repurchase up to $50.0 million of our common shares, we had $22.4 million still available to purchase as of September 30, 2006. Additionally, on October 20, 2006, our Board of Directors authorized expanding the share buyback to include repurchasing our preferred shares as well as our common shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the nine months ended September 30, 2006 and 2005, are summarized as follows:

Cash Sources (Uses):

	For the nine months
	ended September 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$ 7,339	$ 19,421
Property acquisition and/or development expenditures	(256)	(41,670)
Property disposition proceeds, net	43,544	11,087
Recurring and non-recurring capital expenditures	(10,015)	(6,144)
(Decrease) increase in mortgage notes	(65,480)	19,195
Increase in unsecured debt	-	25,780
Increase (decrease) in lines of credit borrowing	11,470	(5,500)
Cash dividends and operating partnership distributions paid	(12,686)	(14,282)
Purchase of treasury shares	(10,185)	(8,911)

Our primary sources of liquidity are cash flow provided by operations, short term borrowings on our lines of credit and proceeds from property sales. Cash provided by operations in 2006 decreased compared to 2005 primarily due to the payment of $14.3 million of defeasance costs, which were funded by secured borrowings and property sales. Excluding these costs, cash flow from operations would have increased slightly in 2006 primarily due to changes in accounts payable and accounts receivable resulting from the timing of cash payments.

We obtained cash from the following additional sources during 2006:

  $43.5 million in proceeds from the disposition of four operating properties, net;

  $11.5 million in line of credit borrowings; and
  $745,000 in proceeds related to stock option exercises.

We utilized cash for the following additional purposes during 2006:

  $10.3 million in capital additions;
  $65.5 million reduction in mortgage notes primarily due to the defeasance or prepayment of 16 mortgage loans;
  $12.7 million in dividends and distributions paid; and
  $10.2 million to repurchase our common shares.

At September 30, 2006, there were total borrowings of $11.5 million and letters of credit of $2.7 million outstanding on our two secured lines of credit leaving $16.8 million available for additional borrowings. On October 6, 2006, letters of credit totaling $2.6 million were canceled, leaving one letter of credit in the amount of $63,000 outstanding.

In February 2006, we completed an agreement that increased our $15.0 million line of credit to a $17.0 million line and identified a replacement property to serve as security for this line. In October 2005, the property that previously secured this line was sold. As a result of that sale, the line was not available to us until the replacement security was identified in February 2006.

During the nine months ended September 30, 2006, we defeased (prepaid) 13 fixed rate mortgage loans totaling $138.9 million and prepaid three variable rate conventional mortgages totaling $54.6 million. We recorded $14.6 million in defeasance and other prepayment costs related to these transactions, which are included in "Interest expense" in the Consolidated Statements of Operations.

During October 2006, we prepaid debt totaling $1.2 million employing funds that had been placed in escrow in connection with the August 28, 2006 sale of a Market-Rate congregate care property.

We anticipate funding approximately $3.2 million for recurring, investment/revenue enhancing and non-recurring capital expenditures for the remainder of 2006. These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

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

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at September 30, 2006, related to a mortgage loan secured by one of our joint venture properties. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for information related to this guaranty.

Off-Balance Sheet Investments and Financing Commitments. At September 30, 2006, we had investments in two joint ventures that each own a multifamily apartment community. The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities. These investments are initially recorded at cost as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

We have one guaranty obligation related to our joint ventures, which was previously discussed under Guarantees. Both of the joint venture properties were encumbered by debt at September 30, 2006.

Dispositions. On September 28, 2006, we completed the sale of an Affordable Housing property located in Northeast Ohio. The sale price was a net $2.9 million and we recorded a gain of $2.5 million. The proceeds of this sale were used for general corporate purposes. Subsequent to the sale, we entered into a contract to provide property management services for this property.

On August 28, 2006, we completed the sale of a Market-Rate congregate care property located in Northeast Ohio. The sale price was $2.0 million and we recorded a gain of $865,000. The proceeds of this sale were used for general corporate purposes and to repay the debt on the property.

On May 15, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was a net $28.4 million and we recorded a gain of $23.4 million. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans.

On May 10, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio. The sale price was a net $13.9 million and we recorded a gain of $11.3 million. The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans.

We classified one property as held for sale at September 30, 2006. We tested this property in accordance with SFAS 144 and determined that it was not impaired. The results of operations for this property are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented.

Management and Service Operations. During the nine months ended September 30, 2006, management contracts on two third-party owned properties were canceled. Also, three properties owned by third parties were sold and, as a result of the sales, the management contracts were canceled. Total annualized revenue related to these management contracts was approximately $726,000. We recorded a disposition fee of $198,000 during the third quarter of 2006 as a result of the sale of one of the properties. Additionally, subsequent to the sale of an Affordable Housing property in September 2006, we entered into a management contract with the buyer of the property to provide property management services. We anticipate a total of $30,000 in annual fee revenue related to this property.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005

In the following discussion, Market-Rate properties represents wholly owned Same Community Market-Rate properties that we have owned during the entirety of the comparison periods. For the three and nine month comparison periods, there were 55 and 54 Market-Rate properties, respectively. Affordable Housing properties represents 11 properties subject to HUD regulations. Acquired/Disposed properties represents recently acquired properties, properties classified as held for sale, and all sold properties. For the three and nine month comparison periods, there were one and two acquired properties, respectively, and one held for sale property.

Overall, the net loss from continuing operations for 2006 increased in both comparison periods primarily due to increases in interest expense (primarily due to defeasance costs) and property operating and maintenance expenses during 2006. These increases were partially offset by an increase in property revenue during 2006.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005:

	Increase (decrease) in		Increase (decrease) in
	three month comparison		nine month comparison
	period ended		period ended
	September 30, 2006		September 30, 2006
	to September 30, 2005		to September 30, 2005
(Amounts in thousands)
Property revenue	$ 2,424	7.4%	$ 7,637	8.0%
Property operating and maintenance expenses:
Real estate taxes and insurance	518	11.5%	1,348	10.1%
Repairs and maintenance	187	5.9%	1,213	14.1%
Personnel	167	4.1%	810	6.7%
Utilities	127	6.0%	577	8.9%
Property operating and maintenance expenses	1,010	6.5%	4,320	9.5%
General and administrative expense	685	34.4%	1,537	25.0%
Interest expense (1)	6,629	61.6%	13,988	44.8%
Income from discontinued operations	(14,756)	(81.1)%	14,347	59.8%

(1) Changes in interest expense were impacted by $7.5 million and $14.6 million of defeasance and other prepayment costs for the three and nine months ended September 30, 2006, respectively.

Index

Property Revenue. Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three and nine months ended September 30, 2006 and 2005 (information for the three and nine months ended September 30, 2005 reflect results based upon the operating properties and their respective segments as of September 30, 2006):

	For the three months ended
	September 30, 2006		September 30, 2005
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit

Acquisition Properties	97.6%	$ 1,054	N/A	N/A
Market-Rate	95.3%	$ 761	94.1%	$ 717
Affordable Housing	99.5%	$ 649	99.5%	$ 642

	For the nine months ended
	September 30, 2006		September 30, 2005
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit

Acquisition Properties	92.8%	$ 1,124	98.1%	$ 1,101
Market-Rate	95.4%	$ 735	94.0%	$ 696
Affordable Housing	99.5%	$ 646	99.5%	$ 640

Property revenue increased in 2006 during both comparison periods primarily as a result of increased occupancy and a combination of rental rate increases and an overall reduction in concessions being offered in the Market-Rate segment and increases of $532,000 and $2.6 million for the three and nine month comparison periods, respectively, related to the properties acquired in 2005. Additionally, we initiated several new cost reimbursement programs in 2004 and 2005 which were phased-in throughout 2005. The programs were fully implemented by late 2005. The results from these reimbursement programs also contributed to the increase in property revenue.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased primarily as a result of increases in real estate tax expense, repair and maintenance expense, personnel expense, and utilities expense in both comparison periods. Real estate taxes increased in both comparison periods primarily due to estimated increases in assessed property values and millage rates in 2006 and a decrease in refunds received related to prior year taxes of approximately $278,000 in 2006 compared to 2005. Insurance increased primarily as a result of property coverage principally in the Southeast. Repairs and maintenance expenses increased in both comparison periods primarily due to increases in maintenance project costs, unit preparation costs, landscaping costs, and trash removal costs. The increase in personnel expense was primarily due to salary increases and benefit costs in both comparison periods. Utilities increased during both comparison periods primarily due to increases in the cost per unit of natural gas in the first half of 2006 compared to the same period in 2005 which was partially offset by reduced consumption.

General and Administrative Expense. General and administrative expense increased primarily due to salary increases and benefit costs during both comparison periods, an increase of $242,000 and $653,000 for the three month and nine month periods, respectively, in directors' compensation and an increase of $179,000 and $481,000 for the three and nine month periods, respectively, in share-based compensation. The increase in directors' compensation was primarily the result of increases in the deferred portion of the directors' compensation, which is held as share units and valued using the closing price of our common shares at the end of each period. Additionally, during the second and third quarters of 2006, we recorded a loss contingency that is discussed in Note 10 of the Notes to Consolidated Financial Statements

Index

presented in Part 1, Item 1 of this report on Form 10-Q. For additional information on share-based compensation, see Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Interest Expense. Interest expense increased in 2006 during the three month comparison period primarily due to $7.2 million in costs recorded related to the defeasance of five mortgage loans and $300,000 in costs recorded related to the prepayment of three mortgage loans. Interest expense increased in 2006 during the nine month comparison period primarily due to $14.6 million in costs recorded related to the defeasance and prepayment of sixteen mortgage loans. The increases in both comparison periods were partially offset by reduced interest expense resulting from lower weighted average interest rates and a reduction in total debt outstanding in 2006 compared to 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2006, we entered into forward contracts to manage our exposure to fluctuations in natural gas prices. We do not expect to use these contracts for trading or other speculative purposes. These contracts have been designated as cash flow hedges and the changes in the fair values are not material to our financial condition or results of operations. Additionally, we are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-

rate debt. We occasionally use derivative instruments to manage our exposure to interest rates. See our Form 10-K "Item 7A Qualitative and Quantitative Disclosures About Market Risk" for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the three months ended September 30, 2006
				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

July 1 through
July 31	13	$ 13.39	-	$ 22,433
August 1 through
August 31	176	$ 13.62	-	$ 22,433
September 1 through
September 30	20	$ 15.12	-	$ 22,433
Total	209	$ 13.75	-

On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares. On October 20, 2006, our Board of Directors expanded this authorization to include the repurchase of our Class B Series II Preferred Shares. Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering shares equal in value on the day of vesting to the amount of taxes due.

Index

ITEM 6. EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended by the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to Form 10-K filed March 1, 2006.

4.9a(i)	Amendment No. 1 to Third Amended and Restated Loan Agreement dated May 15, 2006 between Associated Estates Realty Corporation and National City Bank	Exhibit 4.9a(i) to Form 10-Q filed August 1, 2006.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9e	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

4.12	Amended and Restated Loan Agreement dated February 20, 2006 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.12 to Form 10-Q filed May 2, 2006.

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

ASSOCIATED ESTATES REALTY CORPORATION

October 31, 2006	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer