Form 10-K
period 2006-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2007-02-28
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____Commission File Number 1-12486

Associated Estates Realty Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1747603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 AEC Parkway, Richmond Heights, Ohio	44143-1467
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, without par value	New York Stock Exchange, Inc.

Depositary Shares, each representing 1/10 of a Share of 8.70% Class B Series II	New York Stock Exchange, Inc.
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
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, was $172.4 million as of June 30, 2006.

The number of Common Shares outstanding as of February 23, 2007 was 17,262,567.

DOCUMENTS INCORPORATED BY REFERENCE (To The Extent Indicated Herein)

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Except as the context otherwise requires, all references to "we", "our", "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

We are a self-administered and self-managed equity real estate investment trust ("REIT"). We are publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC". Our headquarters is located at 1 AEC Parkway in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 41,000 square feet and an adjacent 3.7 acre parcel of land suitable for further development or expansion, both of which we own under a ground lease.

We are a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities. We own three taxable REIT subsidiaries that provide management and other services to us and to third parties (collectively the "Service Companies"). As of December 31, 2006, we owned or property managed 99 apartment communities in nine states consisting of 20,558 units. See Item 2 for a state-by-state listing of our portfolio. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 66 of the 99 apartment communities containing 15,355 units in eight states. Twelve of those owned or partially owned apartment communities, consisting of 1,254 units, are Affordable Housing communities. We also property manage 33 communities in which we do not have an ownership interest, consisting of 5,203 units. Additionally, we asset manage a 186-unit apartment community and one commercial property containing approximately 145,000 square feet. Large pension funds, non-profit organizations, and affiliated or non-affiliated third parties own the managed properties. In January 2007, we assumed property management responsibilities for a 200-unit Affordable Housing property located in Pennsylvania. In February 2007 we completed the sale of a 120-unit congregate care property located in Northeast Ohio. Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, certain variable interest entities of which we are the primary beneficiary and holder of a majority voting interest, and an Operating Partnership structured as a DownREIT, of which we own 97.4%.

BUSINESS SEGMENTS

We have four reportable segments: (1) Acquisition/Disposition multifamily properties, (2) Same Community Market-Rate ("Market-Rate") multifamily properties, (3) Affordable Housing multifamily properties, and (4) Management and Service Operations. We have identified these segments based upon types of property and services. All of our segments are located in the United States.

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

Market-Rate. The Market-Rate properties are wholly owned conventional multifamily residential properties that we have owned for the entirety of the comparison periods.

Affordable Housing. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by U.S. Department of Housing and Urban Development ("HUD") in compliance with Section 8 of the National Housing Act of 1937.

Management and Service Operations. The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties that we own or have an investment in, as well as to non-owned properties that we manage. This segment also includes the results from our painting subsidiary, Merit Painting Services.

OPERATING STRATEGY AND BUSINESS OBJECTIVES

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of 2007 outlook and strategy.

Acquisition/Disposition. Our objective is to systematically migrate our portfolio to higher growth markets such as Florida, Atlanta, and the Baltimore/Washington, DC/Northern Virginia corridor, and to reduce the number of markets in which we operate. In doing so, we expect to continue to sell non-core properties located in the Midwest while evaluating potential acquisition opportunities in the markets noted above and other markets that we believe will offer an acceptable return on our investment. We continually monitor the profitability of all of our properties and therefore we may also consider opportunistic sales of properties in any market, including our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on equity and increased cash flow when invested in other properties or used to reduce debt or repurchase our shares. During 2006, we sold eight properties totaling 2,040 units, seven of which were located in Ohio and one property located in North Carolina, which was the only property that we owned or managed in that market. Strong competition for the acquisition of apartment communities in our targeted growth markets during 2006 resulted in acquisition prices that did not meet our investment criteria, thus impeding our ability to execute new property acquisitions. During 2007, we expect to sell five properties located in Ohio and the one property we own in Texas, and reinvest the sale proceeds in the higher growth markets that we have identified, provided we are able to acquire properties in accordance with our investment criteria and to pay off debt.

Property Operations: Market-Rate Properties. We operate in many different markets and sub-markets. Each of these markets may have economic characteristics that differ from other markets, and as a result, the degree to which we can increase rents may vary between markets. However, our goal is to maximize Market-Rate property operating income in all of our markets through a combination of increasing net collected rents and by continual efforts to contain controllable operating expenses. Strategies to increase rents include constant monitoring of our markets, providing superior resident service and desirable communities in which to live, and the implementation of new programs such as utility and refuse reimbursements. Our AEC Academy for Career Development provides training and support for our employees, which we believe results in high quality personnel at the communities and aids in employee retention. Additionally, we attempt to minimize controllable operating expenses through strategies such as the negotiation of centralized purchasing contracts benefitting multiple properties and through diligent upkeep and regular maintenance at our apartment communities.

Property Operations: Affordable Housing Properties. We wholly own 11 Affordable Housing properties comprised of 1,146 units, which have been part of the portfolio since 1993. While these properties' rent growth is limited, due to regulatory restrictions, they have provided a stabilizing influence on the portfolio. We have developed detailed systems and processes to effectively operate these properties, which by their nature, exist within a complex, highly regulated environment. Economic efficiencies are realized in conjunction with the management of another 30 Affordable Housing properties (4,804 units) owned by third parties and one property (108 units) in which we are a joint venture partner.

Fee Management/Advisory Business. We apply our management approach to the management of properties for third parties. We believe that third party property management broadens our knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while at the same time generating fee income.

Financing and Capital. Our overall investment goal is to maximize the return on our investments in order to increase shareholder value. Proceeds received from new debt, debt refinancing, property sales, or equity issuances are invested based upon the expected return and the impact on our balance sheet. The reduction of overall interest costs and an increase in the number of unencumbered assets are two of our objectives. During 2006, we focused on reducing our total debt in order to reduce our debt to real estate assets ratio (on an undepreciated basis). We believe that this is an important measure of our long term liquidity. Proceeds received from debt refinancings and the sale of eight properties in 2006 and one property at the end of 2005 were used to defease/prepay 19 mortgage loans totaling $201.8 million, pay $14.4 million in related defeasement and other prepayment costs, and to repurchase $10.2 million of our common shares. Our ratio of total debt to real estate assets (on an undepreciated basis) was reduced to 56.8% at December 31, 2006 compared to 60.7% at December 31, 2005. We expect to further reduce this ratio during 2007. We estimate the fair value of our unencumbered assets at December 31, 2006 to currently be in excess of $200.0 million. Additionally, in January 2007, we prepaid a $15.2 million mortgage loan and incurred $1.6 million in related prepayment costs. We estimate the fair value of this asset to be approximately $29.0 million.

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

EMPLOYEES

At February 21, 2007, we employed approximately 650 people. Satisfactory relations have generally prevailed between us and our employees.

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

  changes in the economic climate in the markets in which we own and manage properties, including interest rates, our ability to consummate the sale of properties pursuant to our current plan, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other similar factors;
  a lessening of demand for the multifamily units that we own or manage;
  competition from other available multifamily units and changes in market rental rates;
  increases in property and liability insurance costs;
  unanticipated increases in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);
  weather conditions that adversely affect operating expenses;
  expenditures that cannot be anticipated, such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
  our inability to control operating expenses or achieve increases in revenue;
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
  risks related to our joint ventures;
  the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

our ability to acquire properties at prices consistent with our investment criteria.

We are dependent on rental income from our multifamily apartment communities. If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders will be adversely affected.

Our multifamily apartment communities are subject to competition. Our apartment communities are located in developed areas that include other apartment communities. Our apartment communities also compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes, in attracting residents. In certain markets, such as Florida, failed condominium conversions are reverting back to apartment rentals creating increasing competition in those markets. Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

The properties we own are primarily concentrated in Ohio, Michigan, Indiana, Maryland, Pennsylvania, Florida and Georgia. As of December 31, 2006, approximately 50%, 20%, 6%, 5%, 3%, 9% and 6% of the units in properties we own are located in Ohio, Michigan, Indiana, Maryland, Pennsylvania, Florida and Georgia, respectively. Our performance, therefore, is linked to economic conditions and the market for available rental housing in these states and, more importantly, their respective sub-markets. The decline in the market for apartment housing in the various sub-markets in Ohio, or to a lesser extent, the sub-markets in the other states, may adversely affect our financial condition, results for third parties of operations and ability to make distributions to our shareholders.

We own or manage properties that are subject to government programs. As of December 31, 2006, we own directly or through subsidiaries or joint ventures 12 properties with 1,254 units and manage, for third parties with one or more of our affiliates, 29 properties with approximately 4,604 units, which benefit from some form of interest rate or rental subsidy subject to governmental programs administered by HUD. As a condition to the receipt of assistance under HUD programs, many of the properties must comply with various HUD requirements, which typically include maintenance of decent, safe and sanitary housing, HUD approval of rent adjustments, and, in the case of a HUD insured mortgage, approval of a transfer of the property. We can give no assurance that we will be able to renew current agreements with HUD at existing or higher rents. HUD requirements, and other current and future laws regarding the provision of affordable housing and any changes to existing law making it more difficult to meet such requirements, could adversely affect our results of operations, financial condition and ability to make distributions to our shareholders.

Our insurance may not be adequate to cover certain risks. There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Any such uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

Debt financing could adversely affect our performance. A majority of our assets are encumbered by project specific, non-recourse, and except for five properties non-cross-collateralized mortgage debt. There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

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

Revenue from third party management may further decline. We could lose a significant portion of our third party management revenue if a client failed to renew or terminated our management agreements. Sixty-seven percent of the properties we manage for third parties are owned or controlled by a single client. The asset advisory and property management contracts with pension funds and non-affiliated third party owners are generally terminable upon 30 days notice.

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

Our financial results may be adversely impacted if we are unable to sell properties and employ the proceeds in accordance with our strategic plan. Our ability to pay down debt, reduce our interest costs, buy back stock and acquire properties is impacted by our ability to sell the properties we have selected for disposition at the prices and within the deadlines we have established for each respective property. Moreover, if we are unable to acquire properties at prices consistent with our investment criteria, we may reduce or discontinue selling properties.

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

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other law imposes on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future in the apartment communities or on the land upon which they are located.

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

We are subject to control by our directors and officers. Our directors and executive officers and some members of their respective families owned approximately 18.0% of our common shares as of December 31, 2006. Accordingly, those persons have substantial influence over us and the outcome of matters submitted to our shareholders for approval.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Portfolio. The following table represents our portfolio as of December 31, 2006, which consists of properties we owned, directly or indirectly, properties in which we are a joint venture partner and properties we manage.

	Total Number	Total Number
	of Properties at	of Units at
	December 31, 2006	December 31, 2006
Wholly Owned Properties
Market-Rate Properties:
Florida	3	956
Georgia	2	706
Indiana	3	836
Maryland	3	667
Michigan	11	2,888
Ohio	26	6,029
Pennsylvania	1	468
Texas	1	104
	50	12,654
Affordable Housing Properties:
Ohio	11	1,146
Acquisition/Disposition Properties:
Florida	1	316
Georgia	1	168
Ohio	1	120
	3	604

Total wholly owned properties	64	14,404

Joint Ventures:
Market-Rate Property:
49.0% owned - Georgia	1	843
Affordable Housing Property:
50.0% owned - Ohio	1	108
Total joint ventures	2	951

Managed for Pension Fund Clients:
Market-Rate Properties:
Colorado	1	258

Managed for Other Third Parties:
Affordable Housing Properties:
Florida	2	200
Ohio	23	3,908
Pennsylvania	4	496
	29	4,604
Market-Rate Properties:
Ohio	3	341
	32	4,945
Total managed properties	33	5,203
Total Portfolio	99	20,558

Other Properties:		Units/Square Feet
Asset Managed for Third Parties:
Multifamily:
Texas	1	186
Commercial:
California	1	145,000
	2

	Total Number	Age of Owned
Wholly Owned and Joint Venture Properties	of Units at	Properties at
	December 31, 2006	December 31, 2006(a)

Wholly Owned Properties
Market-Rate Properties:

Florida
Courtney Chase	288	3
Cypress Shores	300	15
Windsor Pines	368	8
	956
Georgia
The Falls	520	20
Morgan Place	186	17
	706
Indiana
Residence at White River	228	15
Steeplechase	264	8
Waterstone Apartments	344	9
	836
Maryland
Annen Woods	131	19
Hampton Point	352	20
Reflections	184	21
	667
Michigan
Arbor Landings	328	11
Aspen Lakes Apartments	144	25
Central Park Place	216	18
Country Place Apartments	144	17
Clinton Place Apartments	202	18
Georgetown Park Apartments	480	12
Oaks and Woods at Hampton	544	18
The Landings at the Preserve	190	15
Spring Brook Apartments	168	18
Spring Valley Apartments	224	19
Summer Ridge	248	15
	2,888

Ohio
St. Andrews at Little Turtle	102	19
Barrington	288	7
Bay Club	96	16
Bedford Commons	112	19
Bradford at Easton	324	10
Country Club Apartments	316	17
The Cloisters	506	16
Hawthorne Hills Apartments	88	33
Heathermoor	280	17

(a) Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2006.

	Total Number	Age of Owned
Wholly Owned and Joint Venture Properties	of Units at	Properties at
	December 31, 2006	December 31, 2006 (a)

Wholly Owned Properties

Ohio (Continued)
Kensington Grove	76	11
Lake Forest	192	12
Mallard's Crossing	192	16
Muirwood Village at Bennell	164	18
Perimeter Lakes	189	14
Remington Place	234	16
Residence at Christopher Wren	264	13
Residence at Turnberry	216	15
Saw Mill Village	340	19
Sterling Park	128	12
Village at Avon	312	5
North Pointe	949	35
Westchester Townhouses	136	17
Western Reserve	108	8
Westlake Townhouses	7	21
Williamsburg at Greenwood Village	260	16
The Woodlands	150	32
	6,029
Pennsylvania
Chestnut Ridge	468	20

Texas
Fleetwood	104	13

Affordable Housing Properties:
Ohio
Ellet	100	28
Puritas Place	100	25
Riverview Towers	98	27
Shaker Park Gardens II	151	42
State Road Apartments	72	29
Statesman II	47	19
Sutliff Apartments	185	27
Tallmadge Acres	125	25
Twinsburg Apartments	100	27
Village Towers	100	27
West High Apartments	68	25
	1,146

(a) Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2006.

	Total Number	Age of Owned
	of Units	Properties at
	December 31, 2006	December 31, 2006 (a)
Acquisition/Disposition Properties:
Florida
Vista Lago (Acquired March 2005)	316	3

Georgia
Cambridge at Buckhead (Acquired October 2005)	168	11

Ohio
Gates Mills Club (Held for Sale at December 31, 2006)	120	26
Total wholly owned properties	14,404

Joint Venture Properties
Market-Rate Property:
49% Owned - Georgia
Idlewylde	843	6

Affordable Housing Property:
50% Owned - Ohio
Lakeshore Village	108	24
Total joint venture properties	951

			Anticipated
	Location	Units	Completion

Undeveloped Land Parcels:		Acres
Aspen Lakes land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve land	Battle Creek, MI	4.3	On Hold
Westlake land	Westlake, OH	39.0	On Hold
Wyndemere land	Franklin, OH	10.0	On Hold
Total undeveloped land parcels		72.8

(a) Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2006.

Indebtedness Encumbering the Properties. We have financed and, in many cases, refinanced the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness. At December 31, 2006, twenty-one of the sixty-four wholly owned properties were unencumbered (eleven of which are Affordable Housing properties and one that was classified as held for sale), thirty-six properties were encumbered by conventional mortgages, five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans, and two properties secured our lines of credit.

Item 3. Legal Proceedings

For information concerning current legal proceedings, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	55	Chairman of the Board, President and Chief Executive Officer
Martin A. Fishman	65	Vice President, General Counsel and Secretary
Lou Fatica	40	Vice President, Treasurer and Chief Financial Officer
John T. Shannon	45	Senior Vice President, Operations

Jeffrey I. Friedman has served as our Chairman of the Board and Chief Executive Officer since the Company was organized in 1993 and served as our President from the Company's organization until February 24, 2000. In August 2002, Mr. Friedman reassumed the role of President. Mr. Friedman joined the Company's predecessor, Associated Estates Group, ("AEG"), in 1974 and was the Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group, from 1979 to 1993.

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

John T. Shannon joined the Company in 2004 as Senior Vice President, Operations. Mr. Shannon had previously held the position of Vice President of Operations at The Shelter Group and has 17 years of property management experience.

In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:

Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing. Mr. Duffy plays a key role in our diversification plan by assisting in identifying markets for asset acquisitions and dispositions. In addition, he is responsible for developing property-specific marketing plans and strategies to assist in maximizing top line revenue growth for our Market-Rate properties, while also assisting with pricing and positioning strategies. Mr. Duffy previously held the position of Senior Vice President of Marketing at The Shelter Group. He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University. Mr. Duffy has over 20 years of experience in the real estate industry and is 45 years old.

Kara Florack joined the Company in 2004 as Director of Compensation, and was promoted to Director of Human Resources in November 2005. In January 2007, she became Vice President of Human Resources. Ms. Florack previously held the position of Assistant Manager of Compensation at Charter One Bank where she worked for 3 years. Ms. Florack has a Bachelor's degree from Boston University and is 31 years old.

Jenee McClain-Bankhead joined the Company in 1994. She is currently a Regional Vice President and is responsible for the Company's Affordable Housing portfolio and related Affordable Housing fee management business. Ms. McClain-Bankhead holds the designations of Certified Financial Manager, Certified Occupancy Specialist and Certified Credit Compliance Professional and is 36 years old.

Miria C. Rabideau joined the Company in 1994 as a Property Manager, and was promoted to Regional Manager in 2003. During 2006, she was promoted to Regional Vice President. Ms. Rabideau is responsible for properties in Colorado, Indiana, Michigan, Northwest Ohio and Texas. Ms. Rabideau has 14 years of asset and property management experience. She has a Bachelor's degree from Michigan State University and is 37 years old.

Beth L. Stoll joined the Company in 2004 as a Regional Vice President, and was promoted to Vice President of Operations during 2006. She is responsible for the Market-Rate properties that we own and manage in Georgia, Maryland, Florida and Central Ohio. Ms. Stoll is also responsible for the AEC Academy for Career Development, which provides training and support for our employees. Ms. Stoll previously held the position of Regional Vice President at The Shelter Group. Ms. Stoll has over 20 years of property management experience and is 51 years old.

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

					Dividends Declared
	Price Range				Per Share
	2006		2005		2006	2005
	High	Low	High	Low

First Quarter	$ 11.56	$ 9.16	$ 10.08	$ 9.69	$ 0.17	$ 0.17
Second Quarter	12.40	10.42	10.00	8.65	0.17	0.17
Third Quarter	15.90	12.50	9.92	9.19	0.17	0.17
Fourth Quarter	16.49	13.59	9.78	8.67	0.17	0.17
					$ 0.68	$ 0.68

On February 21, 2007, there were approximately 980 holders of record of our common shares.

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

Our Board of Directors has authorized the repurchase of up to $50.0 million of our common and preferred shares. Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due. The following table sets forth our repurchase activities for the fourth quarter of 2006:

Issuer Purchases of Equity Securities For the Three Months Ended December 31, 2006
				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of	Under the Plans
	Total Number of	Price Paid	Publicly Announced	or Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

October 1 through
October 31	496	$ 16.11	-	$ 22,433
November 1 through
November 30	141	$ 14.82	-	$ 22,433
December 1 through
December 31	-	-	-	$ 22,433
Total	637	$ 15.83	-

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

Associated Estates Realty Corporation
(Dollars in thousands except per share
amounts and average monthly net collected rent)
	2006	2005	2004	2003	2002
Operating Data:
Revenue
Property revenue	$ 132,994	$ 123,594	$ 116,145	$ 114,325	$ 113,693
Management and service operations:
Fees, reimbursements and other	11,689	11,723	13,400	14,310	20,472
Painting services	1,078	1,094	6,147	2,827	1,642
Total revenue	145,761	136,411	135,692	131,462	135,807

Total expenses	(118,505)	(111,071)	(106,627)	(106,600)	(107,619)

Interest income	680	638	309	148	320
Interest expense	(51,991)	(40,070)	(36,846)	(36,990)	(36,851)

(Loss) income before gain on disposition of properties and
land, gain on disposition of investment, equity in net
loss of joint ventures, gain on sale of partnership interest,
minority interest, and income from discontinued operations	(24,055)	(14,092)	(7,472)	(11,980)	(8,343)
Gain on disposition of properties and land	-	-	-	-	227
Gain on disposition of investment	-	150	-	-	-
Equity in net loss of joint ventures	(462)	(644)	(923)	(1,157)	(1,627)
Gain on sale of partnership interest	-	-	-	1,314	-
Minority interest in operating partnership	(61)	(63)	(63)	(75)	(324)
(Loss) income from continuing operations	(24,578)	(14,649)	(8,458)	(11,898)	(10,067)
Income from discontinued operations:
Operating (loss) income	(2,494)	2,319	2,100	985	1,886
Gain on disposition of properties	54,093	48,536	9,682	-	9,660
Income from discontinued operations	51,599	50,855	11,782	985	11,546
Net income (loss)	27,021	36,206	3,324	(10,913)	1,479
Preferred share dividends	(5,046)	(5,130)	(5,805)	(5,484)	(5,485)
Original issuance costs related to redemption of preferred shares	-	(2,163)	-	-	-
Net income (loss) applicable to common shares	$ 21,975	$ 28,913	$ (2,481)	$ (16,397)	$ (4,006)

Earnings per common share - Basic and Diluted:
(Loss) income from continuing operations applicable to
common shares	$ (1.74)	$ (1.14)	$ (.73)	$ (.90)	$ (.80)
Income from discontinued operations	3.03	2.65	.60	.05	.59
Net income (loss) applicable to common shares	$ 1.29	$ 1.51	$ (.13)	$ (.85)	$ (.21)
Weighted average number of common shares outstanding	17,023	19,162	19,519	19,401	19,343

Dividends declared per common share	$ .68	$ .68	$ .68	$ .68	$ .92

	2006	2005	2004	2003	2002
Cash flow data:
Cash flow provided by operations	$ 17,912	$ 24,376	$ 32,935	$ 30,758	$ 32,897
Cash flow provided by (used for) investing activity	73,935	4,421	(12,745)	(11,509)	13,260
Cash flow (used for) provided by financing activity	(101,570)	(50,798)	37,332	(15,937)	(48,421)

Balance Sheet Data at December 31:
Real estate assets, net	$ 591,520	$ 645,937	$ 665,268	$ 661,585	$ 683,058
Total assets	648,829	719,242	762,917	704,793	735,303
Total debt	498,634	573,570	557,279	543,496	540,498
Total shareholders' equity	112,051	108,980	163,590	121,428	150,865

Other Data:
Net operating income (a) (c)	$ 68,613	$ 64,645	$ 64,880	$ 60,117	$ 63,974
Total properties (at end of period) - includes joint ventures	66	74	76	78	79

Total multifamily units (at end of period) - includes joint ventures	15,355	17,395	17,854	18,313	18,313
Average monthly net collected rent per unit	$ 750	$ 675	$ 671	$ 670	$ 659
Physical occupancy (b)	94.5%	92.9%	91.7%	92.7%	87.4%

(a) We evaluate the performance of our reportable segments based on net operating income ("NOI"). NOI is determined by deducting property operating and maintenance expenses, direct property management and service company expenses and painting service expense from total revenue. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property and management and service company level performance. NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define NOI in a different manner.

(b) Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(c) Reconciliation of NOI to net income (loss):

	2006	2005	2004	2003	2002
Net operating income	$ 68,613	$ 64,645	$ 64,880	$ 60,117	$ 63,974
Depreciation and amortization	(31,517)	(31,306)	(28,044)	(29,171)	(28,770)
General and administrative expense	(9,840)	(7,999)	(7,771)	(6,084)	(7,016)
Interest income	680	638	309	148	320
Interest expense	(51,991)	(40,070)	(36,846)	(36,990)	(36,851)
Gain on disposition of properties and land	-	-	-	-	227
Gain on disposition of investment	-	150	-	-	-
Equity in net loss of joint ventures	(462)	(644)	(923)	(1,157)	(1,627)
Gain on sale of partnership interest	-	-	-	1,314	-
Minority interest in operating partnership	(61)	(63)	(63)	(75)	(324)
Income from discontinued operations:
Operating (loss) income	(2,494)	2,319	2,100	985	1,886
Gain on disposition of properties	54,093	48,536	9,682	-	9,660
Income from discontinued operations	51,599	50,855	11,782	985	11,546
Net income (loss)	$ 27,021	$ 36,206	$ 3,324	$ (10,913)	$ 1,479

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion contains forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including, but not limited to, preliminary expectations regarding our 2007 performance which is based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty that could cause our actual results to differ from estimates or projections contained in these forward-looking statements. For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A.

Overview. We are engaged primarily in the operation of multifamily residential units that we own. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 91.2% of our consolidated revenue was generated from the leasing of these owned units for the twelve months ended December 31, 2006, and approximately 88.0% of the property revenue generated by these owned properties was related to the Market-Rate properties.

We consider property NOI to be an important indicator of our overall performance. Property NOI (property operating revenue and interest income less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 19 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information regarding property NOI and total NOI, in addition to a reconciliation of total NOI to consolidated net income in accordance with accounting principals generally accepted in the United States of America ("GAAP").

Our four reportable segments are based upon types of property and services and consist of our Market-Rate properties (80.3% of total revenue), properties we acquired or developed within the prior year and properties that have been sold or are classified as held for sale, which segment is referenced as Disposition/Acquisition (4.5% of total revenue), our Affordable Housing properties (6.4% of total revenue) and Management and Service Operations (8.8% of total revenue, which is primarily derived from third party asset and property management operations).

Our Same Community Market-Rate Midwest portfolio, consisting of 41 properties, containing 10,221 units, accounts for 59.8% of our revenue and 64.2% of our NOI. While we achieved growth in net collected rents of 4.8% in our Midwest markets, we face continuing challenges in achieving growth similar to the 9.5% growth realized in net collected rents in our Mid-Atlantic and Southeast markets, primarily due to a sluggish Midwest economy with higher unemployment rates and a lack of job growth, coupled with fewer household formations. In response to these conditions, our strategy has been to reduce our Midwest property exposure by selling certain non-core Midwest properties and acquiring properties in other markets that have a greater potential for growth. During 2006, we sold eight properties containing 2,040 units, seven of which were located in Ohio and one property located in North Carolina, which was the only property that we owned or managed in that market.

In 2007, we intend to continue with our strategy of reducing our Midwest presence by selling properties. We will also continue to evaluate potential property acquisitions in higher growth markets that we have identified. However, strong competition for replacement properties in these markets may hinder our ability to find suitable replacement properties that satisfy our investment criteria. We may also consider selling assets in any market, including the Mid-Atlantic and Southeast markets, where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide a significantly greater return on equity and an increase in cash flow.

We are also focused on reducing overall interest rate charges on our borrowings which, at December 31, 2006, had a weighted average rate of 7.2%. We plan to accomplish this goal by using sale proceeds to pay off debt or refinance existing debt with new debt at lower interest rates.

In order to increase property NOI, we plan to continue to focus our efforts on improving revenue, controlling costs and realizing operational efficiencies at the asset level, both regionally and portfolio-wide.

2007 Expectations:

  Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 2.8% to 3.3% in 2007. We expect our Midwest portfolio to deliver NOI of 2.7% to 3.2% driven by property revenue increases of 3.3% to 3.8%. We also expect our Mid-Atlantic and Southeast portfolio to deliver NOI increases of 3.0% to 3.5% as a result of property revenue increases of 2.9% to 3.4%.

  Property acquisitions and sales - We plan to acquire approximately $50.0 million of properties, while disposing of approximately $50.0 million to $75.0 million of properties.

Defeasance and other prepayment costs - We expect to incur approximately $5.0 million in costs to defease/prepay or refinance debt during 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:

Significant Cash Sources (Uses):

	For the year ended December 31,
(In thousands)	2006	2005	2004

Net cash provided by operating activities	$ 17,912	$ 24,376	$ 32,935
Property acquisition and capital expenditures	(12,782)	(74,318)	(22,338)
Property disposition proceeds, net	87,038	78,739	9,593
(Decreases) increases related to debt - net	(74,937)	42,787	(1,399)
Redemption of Class A Preferred Shares	-	(56,250)	-
Issuance of 8.7% Class B Cumulative
Redeemable Preferred Shares	-	-	56,793
Cash dividends and operating partnership
distributions paid	(16,872)	(18,742)	(18,863)
Purchase of treasury shares under repurchase plan	(10,185)	(17,382)	-

Our primary sources of liquidity are cash flow provided by operations, short term borrowings on the lines of credit and proceeds from property sales. The decrease in cash provided by operations in 2006 compared to 2005 was primarily due to the payment of $14.4 million of defeasance and other prepayment costs, which were funded by property sales and secured borrowings. Excluding these costs, cash flow from operations would have increased $7.9 million primarily due to changes in accounts payable and accounts receivable resulting from the timing of cash payments.

During 2006, funds received from the sale of properties were primarily used to reduce debt, including the payment of associated defeasance and other prepayment costs. Sale proceeds were also used to repurchase our common shares and partially fund capital expenditures.

The decrease in cash provided by operations in 2005 compared to 2004 was primarily due to an increase in property operating and maintenance expenses, an increase in interest expense and a reduction in net painting service revenue. These factors were partially offset by increases in property revenue. See the discussion of our results of operations below for additional information regarding these fluctuations. Additionally, in April 2005, our CEO repaid two notes to us totaling $3.4 million, which were scheduled to mature May 1, 2005.

Lines of Credit. We have a $14.0 million line of credit that is available for regular borrowings and letter of credit transactions. This line of credit is secured by one of our properties. There were no regular borrowings outstanding under this line at December 31, 2006 and 2005. At December 31, 2006, a letter of credit in the amount of $63,000 had been issued against this line. The interest rate on this line is LIBOR plus 1.8% or the one month reference rate and it matures December 31, 2007.

We also have a $17.0 million secured line of credit that is available for regular borrowings which is secured by one of our properties. This line was unavailable at December 31, 2005, because the property securing that credit line had been sold. In February 2006, we identified a replacement property to serve as security for this credit line and amended the loan terms by increasing the credit line to $17.0 million from $15.0 million with interest calculated at LIBOR plus 1.5%. This line matures March 1, 2008. Borrowings under the line may be restricted based upon the operating performance of the property. There were no borrowings outstanding under this line at December 31, 2006 and 2005.

Shelf Availability. We have a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering, from time to time, of debt securities, preferred shares, depositary shares, common shares and common share warrants. In December 2004, we issued $58.0 million of 8.7% Class B Series II Cumulative Redeemable Preferred Shares under this registration statement. The remaining availability under the shelf registration at December 31, 2006 is $214.7 million. Currently, we do not have access to issue debt securities under this shelf registration.

Liquidity: Normal Business Operations. We anticipate that we will meet our business operations and liquidity requirements for the upcoming year generally through net cash provided by operations. We believe that if net cash provided by operations is below projections, other sources, such as secured borrowings (primarily the lines of credit), unsecured borrowings, and property sales proceeds are available and should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.

Liquidity: Non-Operational Activities. Sources of cash available for paying down debt, acquiring properties or buying back our shares include the net proceeds from the sale of properties and the issuance of shares. Although we intend to sell between $50.0 million and $75.0 million of properties in 2007, market conditions and other factors may adversely impact our ability to execute such sales.

Long Term Contractual Obligations. The following table summarizes our long term contractual obligations at December 31, 2006, as defined by Item 303(a)5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2012 and
Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Later Years
Mortgages payable-principal	$ 498,634	$ 57,139	$ 94,186	$ 145,476	$ 201,833
Mortgages payable-interest	209,053	38,903	60,024	43,093	67,033
Operating leases	1,109	177	202	118	612
Purchase obligations	9,881	8,676	1,175	24	6
Total	$ 718,677	$ 104,895	$ 155,587	$ 188,711	$ 269,484

Mortgages Payable-Principal. Mortgages payable-principal includes principal payments on all property specific mortgages and lines of credit. For detailed information about our debt, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Mortgages Payable-Interest. Mortgages payable-interest includes accrued interest at December 31, 2006 and interest payments as required based upon the terms of the mortgages in existence at December 31, 2006. Interest related to floating rate debt is calculated based on applicable rates as of December 31, 2006.

Operating Leases. We lease certain equipment and facilities under operating leases. For detailed information about our lease obligations, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Purchase Obligations. Purchase obligations represent agreements to purchase goods or services that are legally binding and enforceable and that specify all significant terms of the agreement. Our purchase obligations include, but are not limited to, contracts that individual properties have entered into in the normal course of operations, such as landscaping, snow removal, elevator maintenance, security, etc, as well as obligations entered into at the corporate level. Obligations included in the above table represent agreements dated December 31, 2006 or earlier.

Dividends. On December 13, 2006, we declared a dividend of $0.17 per common share which was paid on February 1, 2007 to shareholders of record on January 12, 2007. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate. Additionally, on January 22, 2007, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 15, 2007, to shareholders of record on March 1, 2007.

Capital Expenditures. We anticipate incurring approximately $13.9 million in capital expenditures for 2007. This includes replacement of worn carpet and appliances, parking lots, roofs and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. These commitments are expected to be funded largely with cash provided by operating activities and proceeds from property sales.

Financing and Other Commitments. The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2006 and 2005:

		Weighted		Weighted
	Balance	Average	Balance	Average
	Outstanding	Interest	Outstanding	Interest
	December 31, 2006	Rate	December 31, 2005	Rate

Fixed rate debt
Mortgages payable - CMBS	$ 303,945	7.7%	$ 455,166	7.7%
Mortgages payable - other	132,209	6.1%	-	-
Unsecured borrowing	25,780	7.9%	25,780	7.9%
Total fixed rate debt	461,934	7.3%	480,946	7.7%

Variable rate debt
Mortgages payable	36,700	6.6%	92,624	5.9%
Lines of credit borrowings	-	-	-	-
Total variable rate debt	36,700	6.6%	92,624	5.9%
Total debt	$ 498,634	7.2%	$ 573,570	7.4%

During 2006, we defeased/prepaid 19 mortgage loans totaling $201.8 million. Of these 19 loans, ten fixed rate loans and one variable rate loan were prepaid with the proceeds received from property sales; and five fixed rate loans and three variable rate loans were prepaid with the proceeds of a $132.2 million mortgage refinancing involving five properties. The new loans are structured as five separate loans; however, each loan is cross-collateralized, cross-defaulted, and includes a collateral substitution feature.

At December 31, 2006, we had 21 unencumbered properties, 11 of which are Affordable Housing properties. These 21 properties had net income of $2.1 million for the year ended December 31, 2006, and a net book value of $115.0 million at December 31, 2006. We believe that we would be able to obtain financing on these properties should the need arise; however, financing may be restricted on ground leased properties and the property subject to a right of reverter because of their finite remaining terms (see discussion below). Five of these unencumbered properties are scheduled for disposition during 2007. Additionally, in January 2007, we unencumbered one additional asset by defeasing/prepaying the mortgage secured by that property.

We lease certain equipment and facilities under operating leases. Future minimum lease payments under all noncancellable operating leases in which we are the lessee, principally for ground leases, are included in the previous table of contractual obligations.

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for seven properties at December 31, 2006. These ground leases expire at various dates from 2021 to 2036. In September 2006, we sold one property that was subject to a ground lease with a term expiring in 2021. Total revenue derived from such properties were $6.4 million, $8.8 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Furthermore, at the end of the term of each lease, any remaining replacement reserves revert to the lessor. Such cash reserves included in restricted cash were $565,000 and $773,000 at December 31, 2006 and 2005, respectively. With respect to such leases, we paid ground rent of $50,000, $85,000 and $101,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We own one property which is subject to a right of reverter. This provision requires that the land and real estate assets revert at expiration back to the original grantor from whom we acquired this property or its successors and assignees, which is in September 2037. The net book value of this property was $774,000 at December 31, 2006. This property generated revenue and net income of $997,000 and $318,000 for 2006, $934,000 and $344,000 for 2005, $988,000 and $377,000 for 2004.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at December 31, 2006, related to a mortgage loan secured by one of our joint venture properties. For further information on this guaranty, see Note 11 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of AERC or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

Off-Balance Sheet Investments and Financing Commitments. We have investments in two joint ventures that each own one multifamily apartment community. One of these properties is a Market-Rate property and the other property is an Affordable Housing property. The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not required to consolidate them in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights". These investments are initially recorded at cost, as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Affordable Housing joint venture property had negative cash flow during 2006 and is expected to have negative cash flow during 2007 as a result of operating expenses exceeding the housing assistance payments from HUD. We are pursuing a request for an increase in housing assistance payments in order to address the deficit. The joint venture partnership that owns this property intends to sell it. Additional cash contributions that may be required of us to pay deficits, if any, are not expected to be material.

We have one guaranty obligation related to our joint ventures which was previously discussed under Guarantees. Both of these joint venture properties were encumbered by debt at December 31, 2006. Our proportionate share of this debt was $22.7 million.

For summarized financial information for these joint ventures, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Operating Partnership. As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the 20 day trailing price of our common shares for the immediate 20 day period preceding a limited partner's redemption notice. During 2006, we redeemed 13,746 OP units. As of December 31, 2006, there were 79,277 OP units remaining having a carrying value of $1.9 million, and 442,755 of the original 522,032 OP units had been redeemed. These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.4%. In January 2007, we redeemed an additional 942 units. For additional information regarding the OP units, see Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Acquisitions and Development. We intend to continue to evaluate potential property acquisitions in higher growth markets that we previously identified. Any future property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

During 2005, we acquired a 168-unit Market-Rate property located in Atlanta, Georgia, and a 316-unit Market-Rate property located in West Palm Beach, Florida. The purchases were funded primarily by mortgage financing on the acquired properties, mortgage funding on another Market-Rate property, by cash received from property dispositions, and cash previously received through the issuance of trust preferred securities.

Dispositions. During 2006, we sold eight properties (seven Market-Rate properties and one Affordable Housing property) for net cash proceeds of $87.0 million. These proceeds were used primarily to defease/prepay debt, repurchase $10.2 million of our common shares and partially fund capital expenditures. The operating results of these properties, along with the gains of $54.1 million that we recognized, are included in "Income from discontinued operations".

During 2005, we sold three Market-Rate properties for net cash proceeds of $78.7 million. These proceeds were used primarily in the acquisition of two properties in 2005, to repay borrowings on our line of credit and to defease/prepay debt during the first quarter of 2006.

Additionally, we classified one property as held for sale at December 31, 2006. This property was sold on February 20, 2007. We tested this property for impairment under SFAS 144 and determined that it was not impaired. The results of operations for this property are included in "Income from discontinued operations" in the Consolidated Statements of Operations for all periods presented. Additionally, the major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheets at December 31, 2006.

Management and Service Operations. Concurrently with the sale of an Affordable Housing property in September 2006, we entered into a management contract with the buyer of the property to provide property management services for that property. We anticipate a total of approximately $30,000 in annual fee revenue related to this property. Additionally, in January 2007, we entered into a management contract for a property located in Pennsylvania for which we anticipate receiving a total of approximately $64,000 in annual fee revenue.

During 2006, the following management contracts were canceled:

		Property	Approximate
Effective		and/or Asset	Property and/or
Date of		Management Fees	Asset Management
Termination	Management Contract Canceled	Earned During 2006	Fees Lost in 2006
		(In thousands)
3/3/06	Hillwood ll (1)	$ 20	$ 84
5/1/06	University Circle	27	64
7/19/06	Advised Asset (1)(2)	184	125
7/24/06	St. Andrews (1)	35	33
9/1/06	Advised Asset	78	40

(1) Properties that were sold by the owners.

(2) A disposition fee of $198,000 was received in relation to this sale.

During 2007, our management services on the following properties may no longer be required due to the potential sale of the properties:

Property
Effective		and/or Asset
Date of		Management Fees
Termination	Management Contract	Earned During 2006
(In thousands)

Unknown	Lakeshore Village (50% joint venture)	$ 21(1)
Unknown	Stow-Kent Gardens	35

(1) Represents net fees.

RESULTS OF OPERATIONS FOR 2006 COMPARED WITH 2005 AND 2005 COMPARED WITH 2004

In the following discussion of the comparison of the year ended December 31, 2006 to the year ended December 31, 2005 and the year ended December 31, 2005 to the year ended December 31, 2004, Market-Rate properties refers to the Same Community Market-Rate property portfolio. Market-Rate properties represent 50 wholly owned properties. Acquired/Disposed properties represent two acquired properties. The results of operations for the property designated as held for sale at December 31, 2006, have been recorded in "Income from discontinued operations". Affordable Housing properties represent 11 properties subject to HUD regulations.

During the 2006 to 2005 comparison period, operating income increased $1.9 million primarily as a result of increased property revenue. Interest expense during this comparison period, however, increased due to $12.7 million in costs recognized related to the defeasement/prepayment of debt ($2.8 million of additional prepayments costs were recognized in "Income from discontinued operations"), which was partially offset by reduced mortgage interest costs. The increased interest expense resulted in an increase in the loss from continuing operations during this comparison period. During the 2005 to 2004 comparison period, increases in real estate taxes and insurance expense, utilities expense, and amortization costs related to property acquisitions were greater than increases in property revenue, resulting in a decrease in operating income and an increase in the loss from continuing operations.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the years ended December 31, 2006 to 2005 and 2005 to 2004:

	Increase (decrease) when comparing the years ended December 31,
	2006 to 2005		2005 to 2004
(Amounts in thousands)
Property revenue	$ 9,400	7.6%	$ 7,449	6.4%
Fees, reimbursements and other	(34)	(0.3)%	(1,677)	(12.5)%
Painting service revenue and expenses, net	(233)	(416.1)%	(1,439)	(104.0)%
Property operating and maintenance expenses:
Repairs and maintenance	993	9.2%	525	5.1%
Personnel	1,296	8.6%	661	4.6%
Real estate taxes and insurance	1,621	9.4%	2,393	16.0%
Utilities	432	5.0%	1,036	13.6%
Property operating and maintenance expenses	4,973	8.6%	5,084	9.6%
Interest expense	11,921	29.8%	3,224	8.8%
Depreciation and amortization	211	0.7%	3,262	11.6%
General and administrative	1,841	23.0%	228	2.9%

Property Revenue. Property revenue is primarily impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units), and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the years ended December 31, 2006, 2005 and 2004 (information for the years ended December 31, 2005 and 2004 reflect results based upon the operating properties and their respective segments as of December 31, 2006):

	For the year ended December 31, 2006
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisitions/Dispositions	91.7%	$ 1,115
Market-Rate	94.5%	748
Affordable Housing	99.6%	648

	For the year ended December 31, 2005
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisitions/Dispositions	-	-
Market-Rate	92.9%	$ 706
Affordable Housing	99.2%	640

	For the year ended December 31, 2004
		Average Monthly
	Physical	Net Collected
	Occupancy	Rent Per Unit

Acquisitions/Dispositions	-	-
Market-Rate	91.4%	$694
Affordable Housing	99.7%	631

Property revenue increased in 2006 compared to 2005 primarily as a result of increased rental revenue of $8.0 million, $5.4 million of which was contributed by the Market-Rate properties. The increase in Market-Rate property rental revenue was primarily due to increased occupancy, increased rental rates and a reduction in concessions during 2006. Additionally, the two properties acquired in 2005 contributed $2.5 million in rental revenue during 2006. Other property revenue increased $1.4 million in 2006 compared to 2005 primarily as a result of our utility and refuse reimbursement programs, which increased a total of $1.2 million. These programs were initiated in late 2004 and 2005, and provided increasing revenue during their phase-in period, leveling off in late 2005. Other property revenue increased $1.8 million in 2005 compared to 2004 primarily as a result of $1.5 million of increases related to the utility and refuse reimbursement programs.

Property revenue for the Affordable Housing properties increased $183,000 in 2006 compared to 2005 and $121,000 in 2005 compared to 2004 primarily as a result of HUD approved rent increases during 2006 and 2005. The revenue is primarily dependent upon the receipt of rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments"). The amount of each monthly HAP Payment is equal to the rent amount (the "Contract Rent") stated in the HAP Contract with HUD, less the amount payable by the Eligible Resident for such month.

Below is a table setting forth the expiration dates of the HAP Contracts and the HAP Payments revenue recognized for our Affordable Housing properties as of December 31, 2006:

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2006	2005	2004

Ellet	December 2017	$ 401	$ 415	$ 425
Lakeshore Village (50.0% joint venture)(1)	July 2024	585	581	597
Puritas Place	September 2011	673	692	703
St. James (Riverview)	November 2009	454	466	471
Shaker Park Gardens II	June 2007	718	716	670
State Road Apartments	December 2016	440	413	426
Statesman II	November 2007	318	320	318
Sutliff Apartments	November 2019	758	767	779
Tallmadge Acres	March 2008	812	796	762
Twinsburg Apartments	June 2009	437	439	431
Village Towers	November 2009	416	427	434
West High Apartments	November 2007	608	596	567

(1) Amounts shown represent 100% payment.

The eleven wholly owned properties shown in the above table had positive cash flow during 2006 and are anticipated to have positive cash flow for the remaining contract terms. Therefore, none of these HAP contracts are considered to be loss contracts. Lakeshore Village had negative cash flow during 2006 as a result of increased operating expenditures related to increased repairs and maintenance expenses that exceeded the mark-to-market modeled expectations. We intend to continue to pursue a request for a budget-based increase in monthly HAP payments sufficient to support a positive cash flow at this property. We anticipate that additional cash requirements resulting from the negative cash flow, if any, will be funded by us and our joint venture partner. Such funding requirements are not expected to be material obligations. Due to the increase in cash requirements resulting from negative cash flow coupled with the uncertainty of increased HAP funding, the partnership that owns this property is marketing it for sale.

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

"Contract Renewal Request Forms" must be submitted to HUD (or its corresponding contract agent) not less than 120 days prior to the applicable HAP anniversary date in order to renew an existing HAP contract. We understand that the following options are available to us for expiring HAP contracts: (i) for properties without mortgages, we may renew at current rents plus an operating cost adjustment factor ("OCAF") that is set by HUD on an annual basis; (ii) for properties encumbered by a mortgage, we may renew at the lesser of (x) current rents plus an OCAF or (y) comparable market rents; or, (iii) opt out of the Section 8 program. Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

We believe, that upon expiration of the contracts, the contracts will be renewed, or we will enter into another government subsidized or mortgage restructuring program.

The following represents our current expectations concerning those HAP contracts that expire in 2007 and 2008.

Shaker Park Gardens II. In April 2006, we requested a renewal of the current contract for a one-year term with a budget based rent increase of 19.2%. HUD denied our request. Subsequently we applied for a 3.9% increase, as calculated using the OCAF published on October 21, 2005. Our request for an OCAF increase was granted and the contract was renewed for a one-year term through June 30, 2007. We intend to request a renewal in March 2007 for an additional one year period.

Statesman II. In July 2006, we requested a renewal of the current contract for a one-year term with an increase in rents of 3.9%, as calculated using the OCAF published on October 21, 2005. Our request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2007. Prior to expiration of the current contract, we intend to request a renewal for an additional one year period.

Tallmadge Acres. In November 2006, we requested a renewal of the current contract for a one-year term with an increase in rents of 4.7%, as calculated using the OCAF published on October 2, 2006. Our request for an OCAF increase was granted and the contract will be renewed for a one-year term effective March 17, 2007. Prior to expiration of the current contract, we intend to request a renewal for an additional one year period.

West High Apartments. In July 2006, we requested a renewal of the current contract for a one-year term with an increase in rents of 3.9%, as calculated using the OCAF published on October 21, 2005. Our request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2007. Prior to expiration of the current contract, we intend to request a renewal for an additional one year period.

Fees, Reimbursements and Other. Fee revenue for the management and service operations decreased $812,000 during 2005 compared to 2004 primarily as a result of a reduction in the number of properties that we manage for clients. In 2005, four managed properties were sold, one property was transferred to another advisor, and we purchased our joint venture partners' share of one property. Disposition fees were recognized in 2004 related to two of these property sales. Management and advisory fees attributed to properties owned by non-affiliated third party owners and advisory clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

Painting Service Revenue and Expenses. Painting service revenue and expenses both decreased in 2005 compared to 2004 primarily as a result of contracts that were entered into by our subsidiary, Merit Painting Services in 2003 and 2004. Work related to these contracts was completed during 2004.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased when comparing 2006 to 2005 primarily as a result of real estate tax expense, personnel expense, and repairs and maintenance expense. The increase in real estate taxes was primarily due to assessed property value and millage rate increases and a decrease in refunds received related to prior year taxes. The increase in repairs and maintenance expense was primarily due to increases in maintenance project costs, unit preparation costs, landscaping costs, and trash removal costs. Property operating and maintenance expenses increased when comparing 2005 to 2004 primarily as a result of real estate tax expense, utilities expense, and personnel expense. The increase in real estate taxes was primarily due to assessed property value and millage rate increases that resulted in $1.4 million in additional expense in 2005 and an Ohio tax law change that resulted in an increase of approximately $805,000 in 2005. This law was signed June 30, 2005, and became effective July 1, 2005, retroactive to January 1, 2005. Utilities increased primarily due to increased consumption and cost per unit of natural gas and an increase in water and sewer rates in 2005 compared to 2004.

Interest Expense. Interest expense increased in 2006 compared to 2005 primarily due to $12.7 million in costs recognized related to the prepayment, primarily through defeasance, of 14 mortgage loans (the costs related to four additional loan prepayments are included in "Income from discontinued operations" below). Interest expense increased in 2005 compared to 2004 primarily due to increased borrowings, primarily the $25.8 million of unsecured debt obtained in March 2005, and mortgage loans obtained on the two properties acquired during 2005.

Depreciation and Amortization. Depreciation and amortization expenses increased in 2005 compared to 2004 primarily as a result of the acquisition of one property in July 2004, one property in March 2005, and one property in October 2005 and the completion of major renovation work at one of our properties in late 2004.

General and Administrative Expenses. General and administrative expenses increased when comparing 2006 to 2005 primarily due to salary, benefit and share-based payment costs and an increase of $585,000 in Directors' compensation, primarily as a result of valuation adjustments in deferred compensation based on common share units which are valued using the closing price of our common shares at the end of each period. Additionally, we recorded an estimated loss contingency in connection with the out of court settlement reached with Montgomery County, Maryland. See Note 10 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Income From Discontinued Operations. Included in discontinued operations for the years ended December 31, 2006, 2005, and 2004, are the operating results and the gains related to eight wholly owned properties that were sold in 2006, three wholly owned properties that were sold in 2005 and one wholly owned property that was sold in 2004. The decrease in operating income from discontinued operations in 2006 compared to 2005 was primarily due to costs incurred to defease four loans that were secured by the properties that were sold. For further details on "Income from discontinued operations," see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Inflation. It is our belief that the effects of inflation would be minimal on the operational performance of our portfolio as a result of the short term nature of our leases which are typically for terms of one year or less.

Critical Accounting Estimates

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

SFAS No. 123(R), "Share-Based Payment," requires us to estimate the fair value of stock options awarded. We use the Black-Scholes option pricing model to estimate the fair value of the stock options, which requires the use of judgement and/or estimates in determining certain of the assumptions used by this model. If we had used different judgement and/or estimates, a different valuation would have been produced that may have resulted in a material change to our results of operations. SFAS No. 123(R) also requires us to estimate future performance results related to certain share-based awards. If the results vary from our estimate it may require us to make a material adjustment to our results of operations.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. At December 31, 2006, we had $36.7 million of variable rate mortgage debt. Additionally, we have interest rate risk associated with fixed rate debt at maturity. We have and will continue to manage interest rate risk as follows: (i) maintain what we believe to be a conservative ratio of fixed rate, long term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions. We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives. For additional information related to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2006								December 31, 2005
(In thousands)								Fair Market		Fair Market
Long term debt	2007	2008	2009	2010	2011	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$ 57,139	$ 39,056	$ 55,130	$ 43,977	$ 64,799	$ 201,833	$ 461,934	$ 504,182	$ 480,946	$ 504,506
Weighted average interest rate	7.6%	7.8%	7.5%	7.8%	7.6%	6.7%	7.3%
Variable:
Variable rate mortgage debt	-	-	-	32,800	3,900	-	36,700	36,700	92,624	92,624
Weighted average interest rate	-	-	-	6.5%	7.2%	-	6.6%
LIBOR based credit facilities*	-	-	-	-	-	-	-	-	-	-
Total variable rate debt	-	-	-	32,800	3,900	-	36,700	36,700	92,624	92,624
Total long term debt	$ 57,139	$ 39,056	$ 55,130	$ 76,777	$ 68,699	$ 201,833	$ 498,634	$ 540,882	$ 573,570	$ 597,130

*One LIBOR based credit facility matures December 31, 2007, and the second LIBOR based credit facility matures March 1, 2008. At December 31, 2006 and 2005, there were no borrowings outstanding on either facility.

CONTINGENCIES

Environmental. We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs"), in accordance with FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 "Accounting for Conditional Asset Retirement Obligations". Based on that analysis, we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2006. Phase I environmental audits were obtained at the time of the IPO, property acquisition, or property refinancing, as the case may be, on all of our wholly owned and joint venture properties.

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

Management's Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework". Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2006. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

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

Item 11. Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about our common stock that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all the existing compensation plans as of December 31, 2006. On May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan which is currently the only plan under which grants of options to employees and directors can be made. Also, certain options previously granted to outside Directors, which were not made under any of those plans, were not approved by shareholders as shareholder approval for these grants was not required at the time the grants were made. For more information regarding all of our plans, see Note 17 in the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Previously, we had three equity compensation plans, two of which, the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan had been approved by shareholders and one, the Year 2001 Equity Incentive Plan which had not been approved by shareholders, as there was no requirement for this plan to be approved by shareholders when it was formed. As previously stated, this plan was amended and approved by shareholders in 2005.

			Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans [Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column]

Equity compensation plans
approved by security holders	1,454,772	$12.49	764,127
Equity compensation plans not
approved by security holders	45,000	$13.26	-
Total	1,499,772		764,127

Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report.

1. Consolidated Financial Statements: The following documents are filed as part of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2007.

ASSOCIATED ESTATES REALTY CORPORATION

By /s/ Jeffrey I. Friedman

Jeffrey I. Friedman, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2007.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 28, 2007
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 28, 2007
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 28, 2007
Albert T. Adams

/s/ James M. Delaney	Director	February 28, 2007
James M. Delaney

/s/ Michael E. Gibbons	Director	February 28, 2007
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 28, 2007
Mark L. Milstein

/s/ James A. Schoff	Director	February 28, 2007
James A. Schoff

/s/ Richard T. Schwarz	Director	February 28, 2007
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated
herein by
Number	Title	reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation, as amended by the Company.	Exhibit 3.2 to Form 8-K filed December 8, 2004.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to Form 10-K filed March 1, 2006.

4.9a(i)	Amendment No. 1 to Third Amended and Restated Loan Agreement dated	Exhibit 4.9a(i) to Form
	May 15, 2006 between Associated Estates Realty Corporation and National	10-Q filed August 1,
	City Bank.	2006.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.9d	Third Amendment to Second Amended and Restated Loan Agreement dated July 15, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13d to Form 10-Q filed November 20, 2003.

4.9e	Fourth Amendment to Second Amended and Restated Loan Agreement dated September 7, 2004 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13e to Form 10-Q filed November 2, 2004.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.
4.12	Amended and Restated Loan Agreement dated February 20, 2006 between	Exhibit 4.12 to Form
	The Huntington National Bank and MIG/Orlando Development Ltd.	10-Q filed May 2, 2006

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and Its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.8	Form of Share Option Agreement by and among the Company and Its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.9	Partnership Interests Purchase Agreement dated July 17, 2004 by and among Jeffrey I. Friedman and JIFCO, an Ohio Corporation and Winchester, Inc., an Ohio Corporation.	Exhibit 10.21 to Form 10-K filed February 25, 2005.

10.10	Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005). Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.	Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form 10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Associated Estates Realty Corporation:

We have completed integrated audits of Associated Estates Realty Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 28, 2007

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2006	2005
ASSETS
Real estate assets
Land	$ 92,341	$ 98,070
Buildings and improvements	751,393	809,967
Furniture and fixtures	28,126	31,112
	871,860	939,149
Less: accumulated depreciation	(281,994)	(294,505)
	589,866	644,644
Construction in progress	1,323	1,020
Real estate associated with property held for sale, net	331	273
Real estate, net	591,520	645,937
Cash and cash equivalents	30,010	39,733
Restricted cash	7,279	8,497
Accounts and notes receivable, net
Rents	1,582	1,277
Affiliates and joint ventures	322	1,909
Other	1,955	3,674
Investments in joint ventures, net	5,247	5,890
Goodwill	1,725	1,725
Other assets, net	9,155	10,584
Other assets associated with property held for sale, net	34	16
Total assets	$ 648,829	$ 719,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 472,854	$ 547,790
Unsecured debt	25,780	25,780
Total debt	498,634	573,570
Accounts payable, accrued expenses and other liabilities	24,568	22,465
Dividends payable	2,934	3,052
Resident security deposits	3,601	4,121
Funds held on behalf of managed properties
Affiliates and joint ventures	200	959
Other	1,978	1,101
Accrued interest	2,992	2,800
Other liabilities associated with property held for sale	20	22
Total liabilities	534,927	608,090

Operating partnership minority interest	1,851	2,172

Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
8.70% Class B Series II cumulative redeemable, $250 per share liquidation
preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 17,261,224 and 17,950,326
outstanding at December 31, 2006 and 2005, respectively	2,300	2,300
Paid-in capital	280,369	278,885
Accumulated distributions in excess of accumulated net income	(173,962)	(184,303)
Accumulated other comprehensive loss	(71)	(25)
Less: Treasury shares, at cost, 5,734,539 and 5,045,437 shares
at December 31, 2006 and 2005, respectively	(54,585)	(45,877)
Total shareholders' equity	112,051	108,980
Total liabilities and shareholders' equity	$ 648,829	$ 719,242

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(In thousands, except per share amounts)	2006	2005	2004
Revenue
Property revenue	$ 132,994	$ 123,594	$ 116,145
Management and service company revenue:
Fees, reimbursements and other	11,689	11,723	13,400
Painting services	1,078	1,094	6,147
Total revenue	145,761	136,411	135,692
Expenses
Property operating and maintenance	63,086	58,113	53,029
Depreciation and amortization	31,517	31,306	28,044
Direct property management and service company expenses	12,695	12,503	13,019
Painting services	1,367	1,150	4,764
General and administrative	9,840	7,999	7,771
Total expenses	118,505	111,071	106,627
Operating income	27,256	25,340	29,065
Interest income	680	638	309
Interest expense	(51,991)	(40,070)	(36,846)
(Loss) income before gain on disposition of investment, equity in net loss of joint ventures, minority interest and income from
discontinued operations	(24,055)	(14,092)	(7,472)
Gain on disposition of investment	-	150	-
Equity in net loss of joint ventures	(462)	(644)	(923)
Minority interest in operating partnership	(61)	(63)	(63)
(Loss) income from continuing operations	(24,578)	(14,649)	(8,458)
Income from discontinued operations:
Operating (loss) income	(2,494)	2,319	2,100
Gain on disposition of properties	54,093	48,536	9,682
Income from discontinued operations	51,599	50,855	11,782
Net income	27,021	36,206	3,324
Preferred share dividends	(5,046)	(5,130)	(5,805)
Original issuance costs related to redemption of preferred shares	-	(2,163)	-
Net income (loss) applicable to common shares	$ 21,975	$ 28,913	$ (2,481)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	(1.74)	(1.14)	(.73)
Income from discontinued operations	3.03	2.65	.60
Net income (loss) applicable to common shares	$ 1.29	$ 1.51	$ (.13)

Dividends declared per common share	$ .68	$ .68	$ .68

Weighted average number of common shares outstanding - basic and diluted	17,023	19,162	19,519

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A	Class B				Accumulated
		Cumulative	Cumulative				Distributions	Accumulated
		Redeemable	Redeemable	Common Shares	Total Paid-In Capital		in Excess of	Other	Treasury
		Preferred	Preferred	(at $.10	Paid-In	Unearned	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	Shares	stated value)	Capital	Compensation	Net Income	Loss	(at cost)
Balance, December 31, 2003	$ 121,428	$ 56,250	$ -	$ 2,300	$ 279,354	$ (267)	$ (184,436)	$ -	$ (31,773)
Comprehensive income-net income	3,324	-	-	-	-	-	3,324	-	-
Issuance of Class B Cumulative Preferred Shares	56,793	-	58,000	-	(1,207)	-	-	-	-
Amortization of unearned compensation	318	-	-	-	-	318	-	-	-
Forfeiture of 4,083 restricted common shares to treasury	(7)	-	-	-	14	25	-	-	(46)
Issuance of 74,451 restricted common shares from treasury shares	66	-	-	-	(215)	(555)	-	-	836
Purchase of 8,862 common shares	(74)	-	-	-	-	-	-	-	(74)
Issuance of 113,000 common shares for stock option exercises
from treasury shares	928	-	-	-	(329)	-	-	-	1,257
Other	(21)	-	-	-	(21)	-	-	-	-
Common share dividends declared	(13,360)	-	-	-	-	-	(13,360)	-	-
Preferred share dividends declared	(5,805)	-	-	-	-	-	(5,805)	-	-
Balance, December 31, 2004	163,590	56,250	58,000	2,300	277,596	(479)	(200,277)	-	(29,800)
Comprehensive income:
Net income	36,206	-	-	-	-	-	36,206	-	-
Other comprehensive income (loss):
Change in fair value of hedge instruments	(25)	-	-	-	-	-	-	(25)
Total comprehensive income	36,181	-	-	-	-	-	36,206	(25)
Amortization of unearned compensation	326	-	-	-	-	326	-	-	-
Forfeiture of 18,063 restricted common shares to treasury	(22)	-	-	-	28	141	-	-	(191)
Issuance of 77,167 restricted common shares from treasury shares	144	-	-	-	(128)	(587)	-	-	859
Purchase of 1,823,265 common shares	(17,427)	-	-	-	-	-	-	-	(17,427)
Issuance of 61,300 common shares for stock option exercises
from treasury shares	493	-	-	-	(189)	-	-	-	682
Adjustment to December 2004 issuance of 8.70% Class B Series II
Cumulative Redeemable Preferred Shares	14	-	-	-	14	-	-	-	-
Redemption of Class A Cumulative Redeemable Preferred Shares	(56,250)	(56,250)	-	-	2,163	-	(2,163)	-	-
Common share dividends declared	(12,939)	-	-	-	-	-	(12,939)	-	-
Preferred share dividends declared	(5,130)	-	-	-	-	-	(5,130)	-	-
Balance, December 31, 2005	108,980	-	58,000	2,300	279,484	(599)	(184,303)	(25)	(45,877)
Comprehensive income:
Net income	27,021	-	-	-	-	-	27,021	-	-
Other comprehensive income (loss):
Change in fair value of hedge instruments	(46)	-	-	-	-	-	-	(46)	-
Total comprehensive income	26,975	-	-	-	-	-	27,021	(46)	-
Share-based compensation	1,022	-	-	-	1,500	599	14	-	(1,091)
Purchase of 992,423 common shares	(10,269)	-	-	-	-	-	-	-	(10,269)
Issuance of 236,599 common shares for stock option exercises
from treasury shares	2,037	-	-	-	(615)	-	-	-	2,652
Common share dividends declared	(11,648)	-	-	-	-	-	(11,648)	-	-
Preferred share dividends declared	(5,046)	-	-	-	-	-	(5,046)	-	-
Balance, December 31, 2006	$ 112,051	$ -	$ 58,000	$ 2,300	$ 280,369	$ -	$ (173,962)	$ (71)	$ (54,585)

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(In thousands)	2006	2005	2004
Cash flow from operating activities:
Net income	$ 27,021	$ 36,206	$ 3,324
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization (including discontinued operations)	33,389	35,465	33,754
Loss on fixed asset replacements write-off	163	80	278
Minority interest in operating partnership	61	63	63
Amortization of deferred financing costs and other	2,163	826	1,067
Amortization of swap termination payments received	(497)	(727)	(1,165)
Gain on disposition of properties, land and investment, net	(54,093)	(48,686)	(9,682)
Share-based compensation	965	303	324
Equity in net loss of joint ventures	462	644	923
Earnings distributed from joint ventures	318	-	418
Net change in assets and liabilities:
- Accounts and notes receivable	1,414	(2,601)	(804)
- Accounts and notes receivable from affiliates and joint ventures	1,081	3,148	310
- Accounts payable and accrued expenses	4,215	(83)	3,561
- Other operating assets and liabilities	(86)	1,510	(407)
- Restricted cash	1,218	243	150
- Funds held for non-owned managed properties	877	(640)	675
- Funds held for non-owned managed properties of affiliates	(759)	(1,375)	146
Total adjustments	(9,109)	(11,830)	29,611
Net cash flow provided by operations	17,912	24,376	32,935
Cash flow from investing activities:
Recurring fixed asset additions	(11,049)	(8,127)	(9,011)
Revenue enhancing/non-recurring fixed asset additions	(1,477)	(871)	(5,450)
Acquisition/development fixed asset additions	(256)	(65,320)	(7,877)
Purchase of operating partnership units	(184)	-	-
Net proceeds received from sale of properties, land and investment	87,038	78,739	9,593
Contributions to joint ventures	(137)	-	-
Net cash flow provided by (used for) investing activities	73,935	4,421	(12,745)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(207,146)	(60,933)	(26,294)
Payment of debt procurement costs	(1,540)	(1,659)	(53)
Proceeds from mortgage notes obtained	132,209	87,940	20,000
Proceeds from issuance of unsecured trust preferred securities	-	25,780	-
Principal payment on Medium Term Notes	-	-	(105)
Line of credit borrowings	96,300	60,250	59,300
Line of credit repayments	(96,300)	(70,250)	(54,300)
Redemption of Class A preferred shares	-	(56,250)	-
Exercise of stock options	2,037	493	928
Common share dividends paid	(11,765)	(13,229)	(13,331)
Preferred share dividends paid	(5,046)	(5,450)	(5,484)
Operating partnership distributions paid	(61)	(63)	(48)
Issuance of Class B Cumulative Redeemable Preferred Shares, net	-	-	56,793
Purchase of treasury shares	(10,185)	(17,382)	-
Other financing activities, net	(73)	(45)	(74)
Net cash flow (used for) provided by financing activities	(101,570)	(50,798)	37,332
(Decrease) increase in cash and cash equivalents	(9,723)	(22,001)	57,522
Cash and cash equivalents, beginning of year	39,733	61,734	4,212
Cash and cash equivalents, end of year	$ 30,010	$ 39,733	$ 61,734

The accompanying notes are an integral part

of these consolidated financial statements.

Index

ASSOCIATED ESTATES REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities. In addition to rental revenue, we receive certain property, asset management and disposition fees. Our MIG subsidiary is a registered investment advisor and serves as a real estate advisor to pension funds. We own three taxable REIT subsidiaries (the "Service Companies") that provide management and other services to us and to third parties.

As of December 31, 2006, we owned or managed 99 apartment communities in nine states consisting of 20,558 units. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 66 of the 99 apartment communities containing 15,355 units in eight states. Twelve of those owned or partially owned apartment communities, consisting of 1,254 units, are Affordable Housing communities. We property manage 33 communities in which we do not have an ownership interest consisting of 5,203 units. We asset manage a 186-unit apartment community and one commercial property containing approximately 145,000 square feet. In January 2007, we assumed property management responsibilities for a 200-unit Affordable Housing property located in Pennsylvania.

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

certain variable interest entities in which we have a controlling interest, including where we have been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions of Interpretation No. 46(R), "Consolidation of Variable Interest Entities", or meet certain criteria of a sole general partner or managing member in accordance with EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights"; and

an Operating Partnership structured as a DownREIT in which we own an aggregate 97.4% as of December 31, 2006.

Limited partnership interests held by others in real estate partnerships controlled by us are reflected as "Operating partnership minority interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement. The DownREIT structure enabled us to acquire multifamily real estate assets in an operating partnership entity that is separate from other properties that we own. In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. One of the properties was sold in October 2005. The operating partnership units entitle the holder to exchange their partnership units at some future time for common shares or to redeem partnership units for cash (at our option). We are the DownREIT general partner. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real Estate and Depreciation

Real estate assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements 5 - 30 years

Furniture, fixtures and equipment 5 - 10 years

We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Ordinary repairs and maintenance, such as unit cleaning and painting and appliance repairs are expensed when incurred.

We capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing.

In accordance with SFAS 144, we discontinue the depreciation of assets that we have specifically identified as held for sale. There was one property classified as held for sale at December 31, 2006 and 2005.

Classification of Fixed Asset Additions

We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets necessary to maintain or enhance the property's value. We consider investment/revenue enhancing and/or non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enable us to increase rents. We consider acquisition and development fixed asset additions to be for the purchase of, or construction of, new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of our real estate assets using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Factors we consider in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value. We periodically classify real estate assets as held for sale. See Note 2 for a discussion of our policy regarding classification of a property as held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. No impairment was recorded in connection with our owned real estate assets for the years ended December 31, 2006, 2005 and 2004.

Investments in joint ventures that we own 50.0% or less are presented using the equity method of accounting as we have the ability to exercise significant influence over, but we do not have financial or operating control over such entities. Since we intend to fulfill our obligations as a partner in the joint ventures, we have recognized our share of losses and distributions in excess of our investment. Our investment in unconsolidated entities is periodically reviewed for other than temporary declines in market value. Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment. Estimated fair values are based on our projections of cash flows and market capitalization rates. As of December 31, 2006, no impairment has been recorded in connection with any of our joint venture investments. For additional information concerning our activity in connection with our joint venture investments, see Note 7. Also, we have guaranteed certain debt obligations at one joint venture property that may require us to incur fundings above our prorata share. This guaranty is detailed in Note 11.

Deferred Leasing and Financing Costs

Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument on a straight-line basis, which approximates the effective interest method.

Intangible Assets and Goodwill

SFAS 142, "Goodwill and Other Intangible Assets," requires that intangible assets not subject to amortization and goodwill are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 4 for additional information related to intangible assets and goodwill.

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

Property Management

We are reimbursed for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates. We are the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore we record these reimbursements as management and service company revenue (included in "Fees, reimbursements and other") and as expenses (included in "Direct property management and service company expenses"). For the years ended December 31, 2006, 2005 and 2004, the reimbursements shown as revenue were equivalent to the expenses, which were $8.3 million, $8.6 million and $9.2 million, respectively.

Advertising Costs

We recognize advertising costs as expense when incurred. The total amount charged to advertising expense was $2.0 million for the years ended December 31, 2006 and 2005, and $1.9 million for the year ended December 31, 2004. There were no advertising costs reported as assets for the years ended December 31, 2006 and 2005.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), and accordingly, we recognized no compensation expense for stock option awards. For information about our equity based award plans, see Note 17.

Under the modified prospective method of SFAS 123(R), share-based compensation cost is recognized on (i) all awards granted on or after January 1, 2006 using the fair-value method, (ii) nonvested stock option awards granted prior to January 1, 2006 based on their grant date fair value as previously calculated under the pro-forma disclosure provisions of SFAS 123 over the remaining requisite service periods, and (iii) nonvested restricted share awards based on their grant date fair value over the remaining service periods. Prior periods were not restated to reflect the impact of adopting this Statement. Additionally, SFAS 123(R) requires us to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as they occur, which was our previous method. Forfeiture rates were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of future expectations. The following table reflects the effect on operating results and per share information if we had accounted for share-based compensation in accordance with SFAS 123(R) for the twelve months ended December 31, 2005 and 2004:

(In thousands, except per share data)	2005	2004

Net income	$ 36,206	$ 3,324
Total stock compensation cost recognized	358	339
Total stock compensation cost had SFAS 123(R) been adopted	(663)	(502)
Proforma net income had SFAS 123(R) been adopted	$ 35,901	$ 3,161

Net income (loss) applicable to common shares:
Net income (loss) as reported	$ 28,913	$ (2,481)
Total stock compensation cost recognized	358	339
Total stock compensation cost had SFAS 123(R) been adopted	(663)	(502)
Pro forma net income (loss) had SFAS 123(R) been adopted	$ 28,608	$ (2,644)

Income (loss) per common share - basic and diluted
Net income (loss) as reported	$ 1.51	$ (.13)
Total stock compensation cost recognized	.02	.02
Total stock compensation cost had SFAS 123(R) been adopted	(.04)	(.03)
Pro forma net income (loss) had SFAS 123(R) been adopted	$ 1.49	$ (.14)

Operating Partnership Minority Interest

In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount. The OP unitholders are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. We charged $61,000, $63,000 and $63,000 to "Minority interest in operating partnership" in the Consolidated Statements of Operations relating to the OP unitholders allocated share of net income for the years ended December 31, 2006, 2005 and 2004, respectively. There were 79,277 OP units remaining as of December 31, 2006.

The following table identifies the number of OP units redeemed, the cash paid to redeem the units, the recorded value of the units when issued and the difference between the cash paid and the recorded value which reduced the recorded amount of the underlying real estate (in thousands, except units redeemed):

			Recorded	Reduction
	Units		Value At	in Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate

2000	19,662	$ 144	$ 436	$ 292
2001	39,314	393	929	536
2002	335,000	3,100	7,600	4,500
2003	35,033	211	800	589
2004	-	-	-	-
2005	-	-	-	-
2006	13,746	184	321	137
	442,755	$ 4,032	$ 10,086	$ 6,054

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

The Service Companies operate as taxable C-corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Service Companies have elected to be treated as Taxable REIT Subsidiaries. Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes. The 2006, 2005 and 2004 net operating loss carryforwards for the Service Companies, in the aggregate, are approximately $8.0 million, $7.0 million and $5.9 million, respectively, and expire during the years 2018 to 2026.

The gross deferred tax assets were $4.5 million, $4.3 million and $4.0 million at December 31, 2006, 2005 and 2004, respectively, and relate principally to net operating losses of the Service Companies. Gross deferred tax liabilities of $166,000, $150,000 and $154,000 at December 31, 2006, 2005 and 2004, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $4.3 million, $4.2 million and $3.8 million at December 31, 2006, 2005 and 2004, respectively. We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized. The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

At December 31, 2006 and 2005, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $66.5 million and $99.0 million, respectively.

Reconciliation Between GAAP Net Income and Taxable (Loss) Income

The following reconciles GAAP net income to taxable (loss) income:

(In thousands)	Year ended December 31,
	2006	2005	2004
GAAP net income	$ 27,021	$ 36,206	$ 3,324
Add: GAAP net loss (income) of taxable REIT
subsidiaries and minority interest in joint venture, net	748	(340)	(1,024)
GAAP net income from REIT operations (1)	27,769	35,866	2,300

Add: Book depreciation and amortization	35,388	37,639	35,688
Less: Tax depreciation and amortization	(27,058)	(28,522)	(28,368)
Book/tax differences on (losses) gains from
capital transactions	(27,106)	(22,105)	(4,180)
Other book/tax differences, net	1,496	(796)	(911)
Taxable income before adjustments	10,489	22,082	4,529
Less: Capital gains	(26,986)	(25,769)	(5,502)
Taxable (loss) income subject to dividend requirement	$ (16,497)	$ (3,687)	$ (973)

(1) All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

(In thousands)	Year ended December 31,
	2006	2005	2004
Cash dividends paid	$ 16,691	$ 18,279	$ 19,135
Plus: Dividends designated (to prior)
from following year	(1,252)	1,252	-
Less: Portion designated capital gain distribution	(11,169)	(19,531)	(5,502)
Less: Return of capital	(4,270)	-	(13,633)
Dividends paid deduction	$ -	$ -	$ -

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2006, 2005 and 2004, as reported for income tax purposes, were as follows:

For the year ended December 31, 2006

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

1/23/06(1)	$ -	$ 0.040981	$ 0.058761	$ 0.047265	$ 0.099742
5/1/06	-	0.069847	0.100153	0.080559	0.170000
8/1/06	-	0.069847	0.100153	0.080559	0.170000
11/1/06	-	0.069847	0.100153	0.080559	0.170000
	$ -	$ 0.250522	$ 0.359220	$ 0.288942	$ 0.609742

(1) Represents a portion of the dividend paid on January 23, 2006. The remaining portion of this dividend was reported for the year ended December 31, 2005, for income tax purposes.

For the year ended December 31, 2005

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

2/1/05	$ -	$ -	$ .170000	$ .066019	$ .170000
5/2/05	-	-	.170000	.066019	.170000
8/1/05	-	-	.170000	.066019	.170000
11/1/05	-	-	.170000	.066019	.170000
1/23/06 (1)	-	-	.070258	.027285	.070258
	$ -	$ -	$ .750258	$ .291361	$ .750258

(1) Represents a portion of the dividend paid on January 23, 2006. The remaining portion of this dividend was reported for the year ended December 31, 2006, for income tax purposes.

For the year ended December 31, 2004

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends

2/1/2004	$ .0001	$ .1688	$ .0011	$ .0003	$ .1700
5/1/2004	.0001	.1688	.0011	.0003	.1700
8/1/2004	.0001	.1688	.0011	.0003	.1700
11/1/2004	.0001	.1688	.0011	.0003	.1700
	$ .0004	$ .6752	$ .0044	$ .0012	$ .6800

Preferred dividends of $5.0 million, $5.1 million and $5.8 million were paid for the years ended December 31, 2006, 2005 and 2004, respectively of which $5.0 million, $5.1 million and $5.4 million were designated as a capital gain dividend for the years ended December 31, 2006, 2005 and 2004, respectively.

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

During 2006, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain properties that we own or manage. We utilize the gas forwards to limit the market price risk associated with the forecasted gas purchase. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. We reassess this hedge on a quarterly basis to determine if it continues to be effective and the forecasted transactions are probable. The changes in fair value of the contracts will be recorded in other comprehensive income ("OCI"). The amount in OCI will be reclassified into earnings when the cost of the gas affects earnings. If any portion of the hedge is determined to be ineffective, that amount will also be recorded into earnings. As of December 31, 2006, this hedge was reported at fair value on the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities" in the amount of $80,000. The unrealized gain/loss in the fair value of this hedge is deferred in OCI and will be recognized in earnings as the hedged transaction occurs. The change in net unrealized gain/loss on this hedge reflects a reclassification of net unrealized gain/loss from accumulated OCI to earnings of $143,000 during the year ended December 31, 2006. We estimate the $71,000 unrealized loss in OCI will be reclassified into earnings during the first quarter of 2007.

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

We have utilized interest rate swaps to add stability to interest expense as part of our hedging strategy. Interest rate swaps designated as fair value hedges involve the payment of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. At December 31, 2006 and 2005, there were no interest rate swap derivatives included on the Consolidated Balance Sheet.

Interest Rate Hedge Activity: On June 30, 2004, we terminated an interest rate swap with a notional amount of $17.2 million (which was entered into in May, 2002) as a result of the refinancing of the related fixed rate loan. We recorded a credit to interest expense of $270,000 for the twelve months ended December 31, 2004 with regards to this swap.

On April 19, 2002, we executed an interest rate swap with a notional amount of $14.0 million (which commenced on May 15, 2002) to hedge the fair market value of a fixed rate loan. This swap expired in November 2005 upon the maturity of the related loan. We recorded a credit to interest expense of $147,000, and $418,000 for the years ended December 31, 2005, and 2004, respectively, with regards to this swap.

On February 25, 2000, we executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, we executed termination agreements for both swaps, and received a total termination payment of $3.2 million. This termination payment is being amortized, as a credit to interest expense, through the maturity dates of the related loans in 2007. If a loan is extinguished prior to the original maturity date, any unamortized termination payment related to such loan is immediately credited to interest expense. Total amortization related to the termination payments was $497,000, $727,000, and $1.2 million for the twelve months ended December 31, 2006, 2005, and 2004.

Treasury Shares

We record the purchase of Treasury shares at cost. From time to time, we may reissue these shares. When shares are reissued, we account for the issuance based on the "First in, first out" method. For additional information regarding treasury shares, see Note 14.

Recent Accounting Pronouncements

In September 2005, the EITF issued Issue 04-05, Investor's Accounting for an Investment in a Limited Partnership. When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-05"). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue was effective no later than for fiscal years beginning after December 15, 2005, and as of September 29, 2005, for new or modified arrangements. The impact of adopting EITF 04-05 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for us in the first quarter of 2006. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). This Interpretation clarifies the accounting for uncertain tax positions and provides guidance for the recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation will become effective for us on January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. We will be required to apply the new guidance beginning January 1, 2008. We are currently evaluating the impact that this statement will have on our financial condition, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

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

Disposition Activity

We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Real estate assets that are classified as held for sale are also reported as discontinued operations. We generally classify properties as held for sale when all significant contingencies surrounding the closing have been resolved. In many transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest and related prepayment costs on mortgage debt specifically associated with properties sold or classified as held for sale.

During 2006, we completed the sale of eight properties containing a total of 2,040 units for a total sales price of $92.5 million. Seven of these properties were located in Ohio (six Market-rate properties and one Affordable Housing property) and one was a Market-Rate property located in North Carolina. We recognized total gains of $54.1 million related to these sales, which are included in "Income from discontinued operations".

Additionally, we classified one property as held for sale at December 31, 2006. We tested this property for impairment under SFAS 144 and determined that it was not impaired. The major classes of assets and liabilities related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at December 31, 2006.

During 2005, we completed the sale of three Market-Rate properties containing a total of 943 units for a total sales price of $108.5 million. One of these properties was located in Cleveland, Ohio, one was located in Orlando, Florida, and one was located in Phoenix, Arizona. We recognized total gains of $48.5 million related to these sales, which are included in "Income from discontinued operations".

During 2004, we completed the sale of one Market-Rate property containing 459 units with a sales price of $10.0 million. We recognized a gain of $9.7 million related to this sale, which is included in "Income from discontinued operations".

The following chart summarizes the "Income from discontinued operations" for the years ended December 31, 2006, 2005, and 2004, respectively:

	2006	2005	2004
(In thousands)
Property revenue	$ 10,239	$ 22,723	$ 25,532

Property operating and maintenance expense	(7,046)	(13,175)	(14,239)
Real estate asset depreciation and amortization	(1,872)	(4,158)	(5,710)
Interest income	16	8	5
Interest expense (1)	(3,831)	(3,079)	(3,488)

Operating (loss) income	(2,494)	2,319	2,100
Gain on disposition of properties	54,093	48,536	9,682
Income from discontinued operations	$ 51,599	$ 50,855	$ 11,782

(1) Includes $2.8 million of defeasance/prepayment costs associated with the prepayment of four mortgage loans in 2006.

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

Restricted cash is comprised of the following:

	December 31,
	2006	2005
(In thousands)
Resident security deposits	$ 1,423	$ 1,462
Investor's escrow	86	175
Escrows and reserve funds for replacements
required by mortgages	5,770	6,860
	$ 7,279	$ 8,497

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

We completed our annual review of goodwill during 2006. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability to the various alternatives we consider. Based on this analysis, we determined that goodwill was not impaired as of December 31, 2006 and 2005. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net

Other assets, net, consist of the following:

	December 31,
(In thousands)	2006	2005

Intangible assets	$ 1,945	$ 1,945
Deferred financing and leasing costs	8,112	10,194
Less: Accumulated amortization	(5,976)	(6,688)
	4,081	5,451
Prepaid expenses	4,712	4,717
Other assets	362	416
	$ 9,155	$ 10,584

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

In connection with the October 2005 property acquisition discussed in Note 2, we recorded intangible assets in the amount of $540,000 related to existing leases, which had been amortized over twelve months, and $148,000 related to tenant relationships, which are being amortized over sixteen months. These intangible assets have been fully allocated to the Acquisition/Disposition segment.

In connection with the March 2005 property acquisition discussed in Note 2, we recorded intangible assets in the amount of $975,000 related to existing leases, which had been amortized over thirteen months, and $282,000 related to tenant relationships, which had been amortized over sixteen months. These intangible assets were fully allocated to the Acquisition/Disposition segment.

In connection with the July 2004 property acquisition discussed in Note 2, we recorded intangible assets in the amount of $539,000 related to existing leases, which had been amortized over thirteen months, and $142,000 related to tenant relationships, which had been amortized over sixteen months. These intangible assets were allocated to the Acquisition/Disposition segment.

Information on the intangible assets at December 31, 2006 is as follows:

(In thousands)	In Place	Tenant
	Leases	Relationships
Gross carrying amount	$ 1,515	$ 430
Less: Accumulated amortization	(1,515)	(421)
Balance as of December 31, 2006	$ -	$ 9

The aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004 was $847,000, $1.5 million and $434,000, respectively. The estimated amortization expense related to intangible assets existing at December 31, 2006, is $9,000 for the twelve months ended December 31, 2007.

Deferred financing and leasing costs

Amortization expense for deferred financing and leasing costs, including amortization classified in income from discontinued operations, was $1.0 million, $1.2 million, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

5. GAIN ON DISPOSITION OF INVESTMENT

During the year ended December 31, 2005, a property in which we had a $5,000 limited partnership interest was sold. We recorded a net gain of $150,000 related to this sale in "Gain on disposition of investment". We had previously recorded the investment at cost in "Other assets" in the Consolidated Balance Sheets.

6. DEBT

Our debt at December 31, 2006 and 2005, consists of the following:

	December 31,
(In thousands)	2006	2005

Conventional mortgage debt, maturing
at various dates to 2012	$ 340,645	$ 546,486
Other mortgage debt, maturing 2013	132,209	-
Federally insured mortgage debt	-	1,304
Unsecured debt, maturing 2035	25,780	25,780
	$ 498,634	$ 573,570
Weighted average interest rate - fixed rate debt	7.3%	7.7%
Weighted average interest rate - variable rate debt	6.6%	5.9%

Real estate assets pledged as collateral for all debt had a net book value of $439.2 million and $603.6 at December 31, 2006 and 2005, respectively.

As of December 31, 2006, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2007	$ 53,469
2008	36,186
2009	54,167
2010	76,590
2011	72,515
Thereafter	205,707
$ 498,634

Cash paid for interest was $54.6 million, $41.9 million, and $39.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the cash paid for interest of $54.6 million during 2006 is $14.4 million of defeasance and other prepayment costs.

Conventional Mortgage Debt

During 2006, we prepaid a total of 18 conventional mortgage loans totaling $200.6 million. Of these 18 loans, ten fixed rate loans were prepaid with the proceeds received from property sales, and five fixed rate loans and three variable rate loans were prepaid with the proceeds of a $132.2 million mortgage refinancing involving five properties. The new loans are structured as five separate loans; however each loan is cross-collateralized, cross-defaulted, and includes a collateral substitution feature. These loans mature in October 2013 and accrue interest at a fixed rate of 6.09%. The fifteen fixed rate loans that were prepaid totaled $146.0 million and had a weighted average interest rate of 7.6%. In relation to the loan defeasances/prepayments, we recognized in interest expense defeasement/prepayment costs totaling $15.5 million, of which $14.4 million were paid during 2006 and $1.1 million were deferred financing costs that had been charged to expense. A total of $12.7 million of these costs were included in "Income from continuing operations", and $2.8 million were included in "Income from discontinued operations".

During 2005, we repaid a total of $49.9 million of mortgage loans upon maturity, we prepaid a total of $21.4 million mortgage loans, and a $10.1 million mortgage loan was assumed by the buyer of the Market-Rate property that secured the loan. We recorded a discount of $330,000 as a reduction to interest expense in relation to the prepayment of a $5.3 million, zero percent Urban Development Action Grant loan.

Conventional mortgages payable are comprised of 36 loans at December 31, 2006 and 54 loans at December 31, 2005, each of which is a project specific loan collateralized by the respective real estate and resident leases. Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through June 2012. Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.

Other Mortgage Debt

Other mortgages payable are comprised of 5 loans at December 31, 2006 that are cross-collateralized, cross-defaulted, and include a collateral substitution feature. These loans are payable in monthly payments of interest only and mature in October 2013.

Federally Insured Mortgage Debt

During 2006, we prepaid the $1.2 million federally insured mortgage which previously encumbered one of our properties with the proceeds from the sale of this property. This loan was insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934.

Line of Credit

We have a $14.0 million line of credit that is available for regular borrowings and letter of credit transactions. This line of credit is secured by one of our properties. There were no regular borrowings outstanding under this line at December 31, 2006 and 2005. At December 31, 2006, a letter of credit in the amount of $63,000 had been issued against this line. In November 2005, we completed an agreement that reduced the interest rate on this line to LIBOR plus 1.8% or the one month reference rate from LIBOR plus 2.0% or the prime rate and extended the maturity date for two years to December 2007.

We have a $17.0 million secured line of credit that is available for regular borrowings which is secured by one of our properties. This line was unavailable at December 31, 2005, because the property securing that credit line had been sold. In February 2006, we identified a replacement property to serve as security for this credit line and amended the loan terms by increasing the credit line to $17.0 million from $15.0 million with interest calculated at LIBOR plus 1.5%. This line matures March 1, 2008. Borrowings under the line may be restricted based upon the operating performance of the property. There were no borrowings outstanding under this line at December 31, 2006 and 2005.

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

At December 31, 2006, our interests in joint venture properties were as follows:

Ownership

Lakeshore Village	50.0%
Idlewylde	49.0%

The following tables represent summarized financial information at 100% for all joint ventures in which we have been an investor during the years presented.

Balance sheet data	December 31,
(In thousands)	2006	2005

Real estate, net	$ 51,865	$ 54,057
Other assets	3,446	2,249
	$ 55,311	$ 56,306

Amounts payable to us	$ 11	$ 69
Mortgages payable	46,149	46,173
Other liabilities	1,059	902
Equity	8,092	9,162
	$ 55,311	$ 56,306

Investments in joint ventures, net	$ 5,247	$ 5,890

Operating data	For the year ended December 31,
(In thousands)	2006	2005	2004

Property revenue	$ 8,602	$ 7,685	$ 9,059
Operating and maintenance expenses	(4,353)	(4,261)	(5,257)
Depreciation and amortization	(2,329)	(2,314)	(2,776)
Interest expense	(2,784)	(2,346)	(2,866)
(Loss) income from continuing operations	(864)	(1,236)	(1,840)
Income from discontinued operations:
Operating income	-	-	46
Gain on disposition of property	-	-	-
Income from discontinued operations	-	-	46
Net (loss) income	$ (864)	$ (1,236)	$ (1,794)

Equity in net loss of joint ventures	$ (462)	$ (644)	$ (923)

Of the $46.1 million of mortgages payable at December 31, 2006, $42.0 million matures in 2010 and $4.1 million matures in 2031.

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

We received distributions of $318,000 and $418,000 for the twelve months ended December 31, 2006 and 2004, respectively. There were no distributions received during 2005. Revenue from property and asset management fees charged to joint ventures aggregated $281,000, $245,000, and $334,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

We capitalize interest costs in accordance with SFAS No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" related to our investment in certain joint venture properties during their construction period. The remaining amount of capitalized interest was $874,000 and $908,000 at December 31, 2006 and December 31, 2005, respectively. This excess investment over equity in the underlying net assets of the joint ventures is included in "Investment in joint ventures, net" in the Consolidated Balance Sheets, and is amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

Lakeshore Village is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 10). Rent subsidies of $585,000, $581,000 and $597,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were received by the property.

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

Accounts and notes receivable from affiliates and joint ventures primarily consists of funds advanced, property management fees and other miscellaneous receivables.

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

Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time. JAS is owned by a son of our CEO. Reported revenue related to work performed by Merit for JAS is included in the table below. Accounts receivable from affiliates and joint ventures related to JAS at December 31, 2006 and 2005 respectively were $33,000 and $392,000.

Summarized affiliate and joint venture transaction activity was as follows:

	For the year ended December 31,
(In thousands)	2006	2005	2004
Property management fee and other
miscellaneous service revenue	$ 587	$ 892	$ 918

Painting service revenue related to JAS Construction	265	368	5,512
Other affiliate and joint venture painting service revenue	11	82	88

Expenses incurred on behalf of and reimbursed by (1)	1,055	1,204	1,407

Interest income on Notes due from CEO	-	47	111

(1) Primarily payroll and employee benefits, reimbursed at cost.

9. NOTEHOLDER INTEREST

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

10. COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2006, we had no equipment leased under capital leases and at December 31, 2005, we had an immaterial amount of equipment leased under capital leases, which were included in property, plant and equipment. We lease certain equipment and facilities under operating leases. Future minimum lease payments under all noncancellable operating leases in which we are the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows (in thousands):

Operating leases

2007	$ 177
2008	136
2009	66
2010	65
2011	53
Thereafter	612
$ 1,109

The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor. Such provisions exist for seven properties at December 31, 2006 and expire at various dates from 2021 to 2036. In September 2006, we sold one property that was subject to a ground lease expiring in 2021. Total revenue derived from such properties were $6.4 million, $8.8 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Furthermore, at the end of the term of each lease, any remaining replacement reserves revert to the lessor. Such cash reserves included in restricted cash were $565,000 and $773,000 at December 31, 2006, and 2005, respectively. With respect to such leases, we incurred ground rent expense of $50,000, $85,000 and $101,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We own one property which is subject to a right of reverter. This provision requires that the land and real estate assets revert at expiration back to the original grantor from whom we acquired this property or its successors and assignees, which is in September 2037. The net book value of this property was $774,000 at December 31, 2006. This property generated revenue and net income of $997,000 and $318,000 for 2006, $939,000 and $344,000 for 2005, $988,000 and $377,000 for 2004.

Affordable Housing

Certain of our Affordable Housing properties are governed by rent subsidies which contain provisions governing certain aspects of the operations of these properties. Among other matters, such provisions may include a requirement to maintain a reserve fund for replacements, the renting of properties to qualifying residents, and the requirement to make distributions in accordance with certain regulations. Certain approvals may be required to encumber properties having rental subsidies.

The rent subsidy program provides that HUD will make monthly housing assistance payments to our subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria. The amount of the total monthly rental and the subsidy is determined at least annually by HUD. This arrangement is evidenced by a contract between HUD and the applicable subsidiary. Such contracts have scheduled expiration dates between June 2007 and November 2019 for the properties that we own. HUD may abate subsidy payments if the applicable subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof. Federal rent subsidies recognized in income were $6.0 million, $6.5 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of December 31, 2006, and no accruals have been made for these matters other than those identified in the following paragraphs. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of litigation, one or more lawsuits could ultimately result in a material obligation.

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

Government Investigations

On or about August 7, 2002, the Maryland Attorney General served us with a subpoena seeking information concerning certain of our leasing practices in connection with our Maryland properties. The subpoena sought extensive information going back a number of years, including information about our Suredeposit programs and certain non-refundable deposits. The Maryland Attorney General completed its review of the information we furnished and based upon that information contends that certain of our leasing practices are in violation of Maryland's landlord tenant laws. We have reached an out of court settlement with the Maryland Attorney General for the purpose of resolving this matter and we have recorded an estimated loss contingency for that purpose, which is included in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets and "General and administrative expense" in the Consolidated Statements of Operations.

On or about December 22, 2003, the Montgomery County, Maryland Office of Landlord Tenant Affairs commenced an investigation into possible violations of state and county Landlord-Tenant laws involving two properties operated by us located in Montgomery County, Maryland. The matters that were the subject of this investigation were for the most part the same leasing practices being investigated by the Maryland Attorney General. Although these Montgomery County charges were never formally withdrawn, we believe that Montgomery County will not pursue these matters based upon our settlement with the Maryland Attorney General.

Montgomery County recently commenced additional investigations concerning the charging of trash fees. We have reached an out of court settlement with Montgomery concerning this matter and we have recorded an estimated loss contingency for that purpose which is included in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets and "General and administrative expense" in the Consolidated Statements of Operations.

11. GUARANTEES

We are a 49.0% partner in the joint venture partnership that owns Idlewylde Apartments, an 843-unit multifamily community, located in Atlanta, Georgia. In connection with the $42.0 million mortgage loan encumbering this property, we have guaranteed certain obligations of the partnership including environmental indemnification obligations and typical non-recourse carveouts. Although we have not recorded a liability for a potential loss, we are required by GAAP to estimate the fair value of this guaranty. We have estimated the fair value of the guaranty to be $290,000, and this amount is included as an asset in "Investments in joint ventures, net" and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets. In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries. In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of AERC or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

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

Mortgages and notes payable with an aggregate carrying value of $498.6 million and $573.6 million at December 31, 2006 and 2005, respectively, have an estimated aggregate fair value of approximately $540.9 million and $597.1 million, respectively. Estimated fair value is based on interest rates currently available to us for issuance of debt with similar terms and remaining maturities.

We may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates. We do not utilize these agreements for trading or speculative purposes. See "Derivative instruments and hedging activities" in Note 1 for further information.

Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2006 and 2005. Although we are not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	For the year ended
	December 31,
(In thousands)	2006	2005	2004
Dividends declared but not paid	$ 2,934	$ 3,052	$ 3,661
Assumption of debt by purchaser of property	-	10,065	-
Assumption of debt in connection with operating property acquisition	-	-	15,619
Reclassification of original issuance costs related to redemption of
preferred shares	-	2,163	-
Fixed asset replacement and other write-offs	2,842	2,435	4,757
Net change in accounts payable related to recurring fixed asset
additions	859	-	-
Fixed asset adjustment for purchase of minority interest	137	-	-
Final fixed asset adjustment related to 2002 non-monetary joint
venture exchange	506	-	-

14. COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

On July 27, 2005, our Board of Directors ("Board") authorized the repurchase of up to $50.0 million of our common shares. On October 20, 2006, our Board expanded this authorization to include the repurchase of our Class B Series ll Preferred Shares. As of December 31, 2006, we had repurchased 2,803,925 common shares under this plan at a cost of $27.6 million and no preferred shares.

During the twelve months ended December 31, 2006, a total of 39,795 restricted shares had vested and were issued from treasury shares. Effective January 1, 2006, we adopted SFAS 123(R). This Statement requires that restricted shares are recorded as issued shares when they become vested. In accordance with previous guidance under GAAP, we had recorded restricted shares as issued shares when they were initially granted. As a result of the adoption of this Statement, the 144,582 restricted shares which were nonvested at January 1, 2006, were recorded as though they were returned to treasury. See Note 17 for additional information related to the adoption of SFAS 123(R).

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

There were 1.9 million, 2.0 million and 2.0 million options to purchase common shares outstanding at December 31, 2006, 2005 and 2004, respectively. None of the options were included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss from continuing operations applicable to common shares.

The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

16. EMPLOYEE BENEFIT PLANS

We offer medical, dental and life insurance benefits to those employees who have completed their 90-day introductory period. Employees who have completed six months of service are eligible for educational assistance program and to participate in the 401(k) plan and employees who have completed one year of service are provided with long-term disability coverage. Additionally, we offer a variety of supplemental benefits to employees at their own cost.

We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 25.0% of their gross wages. After one year of participation, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0%. We recorded expense in relation to this plan of approximately $148,000, $141,000, and $132,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for us to make a contribution to the account of each of the participating officers at the end of each plan year. The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year. Contributions will not be taxable to the participant (other than social security and federal unemployment taxes once vested) until distribution. The account balances earn interest each year at a rate determined by the Executive Compensation Committee of the Board. The Executive Compensation Committee approves the interest rate at the beginning of each year. The following table summarizes the changes in SERP balances for the twelve months ended December 31, 2006, 2005, and 2004:

	Supplemental Executive Retirement Plan Benefit
	for the year ending December 31,
(In thousands)	2006	2005	2004

Balance at beginning of period	$ 1,035	$ 933	$ 778
Service cost	99	105	82
Forfeiture of prior period service cost	(52)	(74)	-
Interest cost	82	71	73
Balance at end of period	$ 1,164	$ 1,035	$ 933

17. EQUITY BASED AWARD PLANS

AERC Share Option Plan

The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan. On December 31, 2006, there were 87,000 options outstanding and exercisable under this plan. These options will remain in effect according to the original terms and conditions of the plan. This plan was provided as an incentive and non-qualified stock option plan under which 543,093 of our common shares had been reserved for awards of share options to eligible key employees. Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Equity-Based Incentive Compensation Plan

The Equity-Based Incentive Compensation Plan ("the Omnibus Equity Plan") expired February 20, 2005, and therefore no additional shares/awards will be granted under this plan. On December 31, 2006, there were 743,500 shares outstanding and 581,501 shares exercisable under this plan. These awards will remain in effect according to the original terms and conditions of the plan. This plan provided key employees equity or equity based incentives under which 1.4 million of our common shares had been reserved for awards of share options and restricted shares. Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Year 2001 Equity Incentive Plan

Our Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000. At our 2005 Annual Meeting of Shareholders held on May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan"). The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation", as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000. At December 31, 2006, there were 764,127 common shares available for awards under the amended and restated Plan and 1,045,364, shares outstanding under this plan, of which 786,271 were exercisable.

Options Granted to Outside Directors

We have granted options to outside directors on a periodic basis since the initial public offering ("IPO"). The option awards are determined and approved by the Board of Directors. Option awards vested either one year from the date of grant or three years from the date of grant. At December 31, 2006, there were 45,000 options outstanding and exercisable that had been awarded to outside directors.

Share-Based Compensation

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

During the twelve months ended December 31, 2006, we recognized total share-based compensation cost of $928,000 in "General and administrative expense". Additionally, we allocated an immaterial amount of equity compensation expense to individual properties which is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards. The weighted average Black-Scholes assumptions and fair value for the twelve months ended December 31, 2006, 2005, and 2004 were as follows:

	For the twelve months
	ended December 31,
	2006	2005	2004
Expected volatility	27.7%	30.7%	29.2%
Risk-free interest rate	4.6%	4.1%	3.3%
Expected life of options (in years)	6.0	7.1	5.6
Dividend yield	6.0%	7.0%	7.6%
Grant-date fair value	$ 1.85	$ 1.50	$ 1.13

The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted. The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options. We use the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 to derive the expected life of the options. The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

The following table represents stock option activity for the twelve months ended December 31, 2006:

	Number of	Weighted-Average	Weighted-Average
	Stock Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	1,996,308	$ 11.89
Granted	237,155	$ 11.30
Exercised	236,599	$ 8.61
Forfeited	13,750	$ 12.11
Expired	62,250	$ 16.36
Outstanding at end of period	1,920,864	$ 12.08	5.0 years
Exercisable at end of period	1,499,772	$ 12.51	4.3 years

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2006, was $6.7 million and $5.3 million, respectively. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $1.5 million, $98,000 and $64,000, respectively. We generally issue shares from treasury upon the exercise of stock options.

Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Cash distributions paid during the period of restriction on shares that are expected to vest are recorded as a charge to "Accumulated distributions in excess of accumulated net income." Cash distributions paid during the period of restriction on shares that are expected to be forfeited are recorded as a charge to expense. Prior to January 1, 2006, restricted share awards were recorded in shareholders' equity as deferred compensation on the grant date based upon the price of our common shares on the grant date and amortized into expense over the requisite service period based on the straight line method. We generally issue restricted share awards from treasury shares. Upon adoption of SFAS 123(R), we returned the nonvested shares to treasury shares from unearned compensation at their original cost, totaling $1.5 million. We recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize cost after the application of an estimated forfeiture rate. This amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations. Accrued compensation cost of $561,000 related to nonvested restricted shares at January 1, 2006 was transferred to additional paid in capital from deferred compensation.

The following table represents restricted share activity for the twelve months ended December 31, 2006:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested at beginning of period	144,582	$ 8.96
Granted	76,940	$ 11.64
Vested	39,795	$ 8.36
Forfeited	10,218	$ 9.71
Nonvested at end of period	171,509	$ 10.26

The weighted average grant-date fair value of restricted shares granted during the twelve months ended December 31, 2006, 2005 and 2004 was $11.64, $9.72 and $8.35, respectively. The total fair value of restricted shares vested during the twelve months ended December 31, 2006, 2005 and 2004 was $482,000, $139,000 and $359,000, respectively. At December 31, 2006, there was $589,000 of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 1.8 years.

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

Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director. Fees for each period are credited to the deferral account as they are earned. Amounts credited to the deferral account are converted to "share units" which are valued based upon the closing price of our common shares at the end of each reporting period. Each deferral account is increased when we pay a dividend on our commons shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. At the end of each reporting period, the total value of the deferred compensation is adjusted for increases in share units and for changes in our common share price. The total amount of deferred compensation relating to this plan is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets. Adjustments to the total value of the Plan are reflected in "General and administrative expenses" in the Consolidated Statements of Operations. Distributions of $64,000 and $66,000 were made from this account during 2006 and 2005, respectively. At December 31, 2006 and 2005, deferred Director compensation totaled $1.4 million and $763,000, respectively. The deferral account is vested at all times.

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

Annual Incentive Plan

Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. Officers are rewarded for accomplishing our short-term financial objectives. In 2006 and 2005, annual incentive opportunities for the officers were linked to Property Net Operating Income, as defined. Participants' awards are paid in a combination of cash and restricted shares. For 2006, the officers have earned an award of approximately $1.1 million which will be paid $835,000 in cash and $278,000 in restricted shares, which will vest incrementally over a three-year period. The officer incentives earned for the period ending December 31, 2005, were $429,000 in the aggregate of which $319,000 were delivered in cash and the remaining $92,000 were delivered in the form of restricted shares that vest incrementally over a three-year period.

Long Term Incentive Plan

On August 4, 2005, the Executive Compensation Committee of our Board of Directors (the "Committee") established the terms of our long-term incentive compensation plan. The plan is intended to reward certain executives for the achievement of certain milestones linked to our strategic plan.

Awards under the plan are granted annually and associated with a three-year strategic benchmark that will be determined by the Committee at the beginning of each three year measurement period. Each annual award will be in the form of a mixture of non-qualified stock options ("NQSOs") or share appreciation rights ("SARs") and performance contingent restricted shares ("restricted shares"). The Committee, in its sole discretion, may issue additional awards at the end of the three-year performance period if the overall benchmark for that period is exceeded.

On February 28, 2006, the Committee approved the 2006 awards under the long-term incentive compensation plan. The award generally consists of 50.0% NQSOs and 50.0% restricted shares. The NQSOs will vest in thirds on December 31, 2006, 2007 and 2008. The restricted shares vest at the end of the three-year cycle based on the attainment of the three-year benchmark. The vesting of no more than one-sixth of the original award of restricted shares may be accelerated at the end of each annual measurement period based upon the achievement of interim strategic objectives as determined by the Committee. Any of these restricted shares that have not vested previously will vest at the end of the three-year period if the overall objective is achieved, or will be forfeited if the overall objective is not achieved. Additionally, on June 6, 2006, the Committee adjusted the long term incentive opportunity for the Chairman and CEO from 85.0% of base salary to 125.0% of base salary. At this time, an incremental award of restricted shares was issued in accordance with this adjustment. This award adheres to the vesting parameters outlined above.

19. SEGMENT REPORTING

We have four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. We have identified these segments based upon how we make decisions regarding resource allocation and performance assessment. The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year) and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Market-Rate Multifamily Properties are same Community wholly owned conventional multifamily residential properties. The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties, that we own or have an investment in, as well as to non-owned properties that we manage. Additionally, this segment includes the results from our painting subsidiary, Merit Painting Services. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies." We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from total revenue, for the Acquisition/Disposition, Market-Rate and Affordable Housing segments and deducting direct property management and service company expense, and painting service expense from total revenue for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income determined in accordance with GAAP, (ii) as an indicator of financial performance, (iii) as cash flow from operating activities determined in accordance with GAAP or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner.

Segment information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	For the year ended December 31, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 6,614	$ 117,054	$ 9,406	$ 20,556	$ 153,630
Elimination of intersegment revenue	-	(34)	(47)	(7,788)	(7,869)
Consolidated revenue	6,614	117,020	9,359	12,768	145,761

Equity in net income (loss) of joint ventures	-	(253)	(209)	-	(462)

Operating (loss) income from discontinued
operations	(2,494)	-	-	-	(2,494)

*NOI	3,598	61,936	4,374	(1,295)	68,613

Total assets	61,596	535,089	7,410	44,734	648,829

* Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ 3,980	$ 110,527	$ 9,201	$ 21,637	$ 145,345
Elimination of intersegment revenue	-	(89)	(25)	(8,820)	(8,934)
Consolidated revenue	3,980	110,438	9,176	12,817	136,411

Equity in net income (loss) of joint ventures	4	(534)	(114)	-	(644)

Operating income from discontinued operations	2,319	-	-	-	2,319

*NOI	2,303	58,561	4,617	(836)	64,645

Total assets	102,963	549,836	7,655	58,788	719,242

* Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the year ended December 31, 2004
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ -	$ 107,212	$ 9,062	$ 27,951	$ 144,225
Elimination of intersegment revenue	-	(122)	(7)	(8,404)	(8,533)
Consolidated revenue	-	107,090	9,055	19,547	135,692

Equity in net income (loss) of joint ventures	81	(834)	(170)	-	(923)

Operating income from discontinued operations	2,100	-	-	-	2,100

*NOI	-	58,267	4,849	1,764	64,880

Total assets	100,041	570,322	8,143	84,411	762,917

* Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

A reconciliation of total segment NOI to total consolidated net income for the years ended December 31, 2006, 2005 and 2005 is as follows:

(In thousands)	2006	2005	2004

Total NOI for reporting segments	$ 68,613	$ 64,645	$ 64,880
Depreciation and amortization	(31,517)	(31,306)	(28,044)
General and administrative expense	(9,840)	(7,999)	(7,771)
Interest income	680	638	309
Interest expense (1)	(51,991)	(40,070)	(36,846)
Gain on disposition of investment	-	150	-
Equity in net loss of joint ventures	(462)	(644)	(923)
Minority interest in operating partnership	(61)	(63)	(63)
Income from discontinued operations:
Operating (loss) income	(2,494)	2,319	2,100
Gain on disposition of properties	54,093	48,536	9,682
Income from discontinued operations	51,599	50,855	11,782
Consolidated net income	$ 27,021	$ 36,206	$ 3,324

(1) 2006 includes $12.7 million of defeasance costs and deferred financing fees written off related to the prepayment of 14 mortgage loans.

20. SUBSEQUENT EVENTS

Debt

In January 2007, we prepaid by defeasance a mortgage loan totaling $15.2 million. We incurred defeasance/prepayment extinguishment costs of approximately $1.6 million related to this transaction. These costs will be recognized in interest expense during the first quarter of 2007.

Dividends

On February 1, 2007, we paid a quarterly dividend of $0.17 per common share to shareholders of record on January 12, 2007, which had been declared on December 13, 2006.

On January 22, 2007, we announced that a quarterly dividend of $0.54375 per Depositary Share on our 8.70% Class B Series II Cumulative Redeemable Preferred Shares will be paid on March 15, 2007 to shareholders of record on March 1, 2007.

Property Sale

On February 20, 2007, we completed the sale of a 120-unit congregate care property located in Northeast Ohio. The sales price was $5.2 million and we will recognize a gain of approximately $4.6 million in the first quarter of 2007.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2006
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$ 38,618	$ 38,466	$ 38,367
Revenue of sold properties transferred to
discontinued operations	(2,927)	(1,756)	(1,441)
Revenue	35,691	36,710	36,926	$ 36,433
Net (loss) income applicable to common shares	(8,885)	26,701	(7,933)	12,092
Basic and diluted earnings per share	$ (.51)	$ 1.58	$ (.47)	$ .71

	2005
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$ 34,840	$ 35,875	$ 36,303
Revenue of sold properties transferred
to discontinued operations	(2,875)	(1,712)	(1,416)
Revenue	31,965	34,163	34,887	$ 35,397
Net (loss) income applicable to common shares	(6,843)	(432)	12,949	23,239
Basic and diluted earnings per share	(.35)	(.02)	.67	1.28

Index

ASSOCIATED ESTATES REALTY CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
ADDITIONS
(In thousands)	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End
DESCRIPTION	of Period	Expenses	Describe	Describe	of Period

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 69	$ 2,153	$ -	$ (2,116)(1)	$ 106
Valuation allowance - deferred
tax asset	4,178	119(2)	-	-	4,297

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 240	$ 2,028	$ -	$ (2,199)(1)	$ 69
Valuation allowance - deferred
tax asset	3,803	375(2)	-	-	4,178

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$ 143	$ 1,891	$ -	$ (1,794)(1)	$ 240
Valuation allowance - deferred
tax asset	4,283	(480)(2)			3,803

(1) Uncollectible amounts reserved for or written off.

(2) Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

Index ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$15,167	$2,357	$21,986	$711	$2,357	$22,697	$25,054	$6,811	$18,243	5-30	September, 1995
Bay Club	3,136	129	3,622	326	129	3,948	4,077	2,332	1,745	5-30	December, 1990
Country Club Apartments	11,203	2,772	12,192	809	2,772	13,001	15,773	4,093	11,680	5-30	February, 1998
Ellet	-	-	2,175	590	-	2,765	2,765	2,448	317	5-30	January, 1978
Gates Mills Club	-	65	3,111	651	69	3,758	3,827	3,532	295	5-30	December, 1980
Hawthorne Hills Apartments	2,472	370	2,717	283	370	3,000	3,370	1,094	2,276	5-30	May, 1997
Mallard's Crossing	-	941	8,499	1,394	941	9,893	10,834	4,050	6,784	5-30	February, 1995
North Pointe	-	762	3,956	19,461	762	23,417	24,179	3,584	20,595	5-30	April, 2002
Puritas Place	-	154	2,699	717	154	3,416	3,570	2,809	761	5-30	October, 1981
Riverview Towers	-	-	2,300	580	-	2,880	2,880	2,555	325	5-30	October, 1979
Shaker Park Gardens II	-	277	3,012	1,292	277	4,304	4,581	3,592	989	5-17	May, 1964
State Road Apartments	-	-	1,185	401	-	1,586	1,586	1,376	210	5-30	September, 1977
Statesman II	-	223	1,633	418	223	2,051	2,274	1,838	436	5-30	May, 1987
Sutliff Apartments	-	-	3,277	960	-	4,237	4,237	3,782	455	5-30	December, 1979
Tallmadge Acres	-	236	4,644	1,088	270	5,698	5,968	4,846	1,122	5-40	June, 1981
The Cloisters	-	2,724	17,522	2,255	2,724	19,777	22,501	7,670	14,831	5-30	September, 1995
Twinsburg Apartments	-	-	2,834	689	-	3,523	3,523	3,054	469	5-30	July, 1979
The Woodlands	4,433	566	4,598	710	566	5,308	5,874	2,024	3,850	5-30	October, 1995
Village at Avon	21,000	2,145	21,783	1,942	2,145	23,725	25,870	5,602	20,268	5-30	June, 1998
Village Towers	-	-	2,442	634	-	3,076	3,076	2,742	334	5-30	October, 1979
West High Apartments	-	-	2,715	600	-	3,315	3,315	3,032	283	5-15	December, 1981
Westchester Townhouses	5,675	693	5,686	476	693	6,162	6,855	4,223	2,632	5-30	November, 1989
Western Reserve	5,077	691	6,866	188	691	7,054	7,745	2,113	5,632	5-30	August, 1996
Westlake Townhouses	-	559	332	254	-	1,145	1,145	1,083	62	5-30	October, 1985
Williamsburg at Greenwood Village (3)	-	844	12,787	1,775	844	14,562	15,406	5,769	9,637	5-30	February, 1994

S-3 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

CENTRAL OHIO
St. Andrews at Little Turtle	$ 3,790	$ 478	$ 4,216	$ 654	$ 478	$ 4,870	$ 5,348	$ 1,961	$ 3,387	5-30	March, 1995
Bedford Commons	5,451	929	5,751	519	929	6,270	7,199	2,539	4,660	5-30	December, 1994
Bradford at Easton	13,179	2,033	16,303	966	2,033	17,269	19,302	5,797	13,505	5-30	October, 1995
Residence at Christopher Wren	9,752	1,560	13,754	2,174	1,560	15,928	17,488	6,905	10,583	5-30	March, 1994
Heathermoor	8,868	1,796	8,535	1,371	1,796	9,906	11,702	4,541	7,161	5-30	August, 1994
Kensington Grove	3,330	533	4,600	319	533	4,919	5,452	1,907	3,545	5-30	July, 1995
Lake Forest	5,805	824	6,135	489	824	6,624	7,448	2,875	4,573	5-30	July, 1994
Muirwood Village at Bennell	3,800	790	4,657	417	790	5,074	5,864	2,229	3,635	5-30	March, 1994
Perimeter Lakes	5,901	1,265	8,647	684	1,265	9,331	10,596	3,485	7,111	5-30	Sept, 1996
Saw Mill Village	11,519	2,548	17,218	2,794	2,548	20,012	22,560	6,515	16,045	5-30	April, 1997
Sterling Park	3,056	646	3,919	265	646	4,184	4,830	1,773	3,057	5-30	August, 1994
Residence at Turnberry	8,345	869	11,567	3,447	869	15,014	15,883	7,112	8,771	5-30	March, 1994
Wyndemere	-	200	-	-	200	-	200	-	200	-	March, 1997

SOUTHERN OHIO
Remington Place	-	1,645	10,031	700	1,645	10,731	12,376	3,617	8,759	5-30	April, 1997

MICHIGAN
Arbor Landings	17,494	1,129	10,403	9,030	1,681	18,881	20,562	6,123	14,439	5-30	January, 1995
Aspen Lakes Apartments	3,900	742	5,501	632	742	6,133	6,875	2,178	4,697	5-30	September, 1996
Central Park Place	6,639	1,013	7,363	934	1,013	8,297	9,310	3,374	5,936	5-30	December, 1994
Country Place Apartments	-	768	4,181	440	768	4,621	5,389	1,818	3,571	5-30	June, 1995
Clinton Place Apartments	8,772	1,219	9,478	987	1,219	10,465	11,684	3,324	8,360	5-30	August, 1997
Georgetown Park Apartments	19,451	1,778	12,141	12,819	2,128	24,610	26,738	8,802	17,936	5-30	December, 1994
Oaks and Woods at Hampton	26,882	3,026	27,204	2,697	3,026	29,901	32,927	11,500	21,427	5-30	August, 1995
The Landings at the Preserve	6,787	1,081	7,190	646	1,081	7,836	8,917	2,991	5,926	5-30	September, 1995
Spring Brook Apartments	4,569	610	5,308	390	610	5,698	6,308	2,034	4,274	5-30	June, 1996
Spring Valley Apartments	11,053	1,433	13,462	973	1,433	14,435	15,868	4,619	11,249	5-30	October, 1997
Summer Ridge	9,135	1,251	11,194	1,067	1,251	12,261	13,512	4,465	9,047	5-30	April, 1996

FLORIDA
Cypress Shores	27,344	2,769	16,452	736	2,769	17,188	19,957	5,119	14,828	5-30	February, 1998
Windsor Pines	39,390	4,834	28,795	455	4,834	29,250	34,084	8,402	25,682	5-30	October, 1998
Courtney Chase (4)	-	3,032	20,452	162	3,032	20,614	23,646	1,995	21,651	5-30	August, 2004
Vista Lago (5)	-	4,012	35,987	11	4,012	35,998	40,010	2,484	37,526	5-30	March, 2005

S-4 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &	Improvements		Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	(2)	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

GEORGIA
The Falls	$ 17,044	$ 5,403	$ 23,420	$ 2,135	$ 5,403	$ 25,555	$ 30,958	$ 7,913	$ 23,045	5-30	February, 1998
Morgan Place	-	3,292	9,159	599	3,292	9,758	13,050	2,861	10,189	5-30	July, 1998
Cambridge at Buckhead (5)	11,800	6,166	16,730	329	6,166	17,059	23,225	792	22,433	5-30	October, 2005

MARYLAND
Reflections	19,450	1,807	12,447	853	1,807	13,300	15,107	4,232	10,875	5-30	February, 1998
Annen Woods	13,025	1,389	9,069	1,031	1,389	10,100	11,489	3,113	8,376	5-30	July, 1998
Hampton Point	33,000	3,394	21,703	1,970	3,394	23,673	27,067	7,234	19,833	5-30	July, 1998

TEXAS
Fleetwood	-	997	5,720	264	997	5,984	6,981	1,799	5,182	5-30	July, 1998

INDIANA
Residence at White River	8,317	1,064	11,631	787	1,064	12,418	13,482	4,137	9,345	5-30	February, 1997
Waterstone Apartments	15,766	1,508	22,861	924	1,508	23,785	25,293	7,605	17,688	5-30	August, 1997
Steeplechase	7,429	2,261	16,257	563	2,261	16,820	19,081	4,849	14,232	5-30	July, 1998

PENNSYLVANIA
Chestnut Ridge	14,648	2,146	19,159	2,126	2,146	21,285	23,431	7,554	15,877	5-30	March, 1996

	$472,854	$90,748	$653,173	97,710	91,129	750,502	841,631	259,179	582,452

MANAGEMENT SERVICE COMPANIES				5,931	1,279	4,652	5,931	1,878	4,053	10-30	November, 1993
Land, Building & Improvements				$103,641	$92,408	$755,154	847,562	261,057	586,505
Furniture, Fixture & Equipment							28,912	25,216	3,696
Construction in Progress							1,323	-	1,323
GRAND TOTALS							$877,797	$286,277	$591,520

(1) Encumbrances include mortgage debt, and other obligations secured by the real estate assets.

(2) Improvements include both improvements made to the properties plus a purchase price adjustment for certain properties in which cash was paid to unrelated third parties to acquire their interests for those properties purchased at the IPO.

(3) This property secures our $14.0 million line of credit. There were no borrowings outstanding at December 31, 2006.

(4) This property secures our $17.0 million line of credit. There were no borrowings outstanding at December 31, 2006.

(5) These two properties were acquired during 2005 and recorded in accordance with SFAS 141, which required the recording of intangible assets as part of the purchase price. We recorded intangible assets of $1.3 million for Vista Lago and $688,000 for Cambridge at Buckhead. These amounts are not included in the initial costs or historical costs shown.

S-5 ASSOCIATED ESTATES REALTY CORPORATION SCHEDULE III - Continued
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

		Initial Cost			Historical Cost
									Total Cost,
(In thousands)									Net of	Depreciable	Date of
	Encumbrances		Buildings &			Buildings &		Accumulated	Accumulated	Lives	Construction/
Property	(1)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Years	Acquisition

JOINT VENTURE PROPERTIES

INVESTMENT IN WHICH AERC
HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
NORTHERN OHIO
Lakeshore Village	$ 4,149	$ 482	$ 3,862	$525	$ 482	$ 4,387	$ 4,869	$ 3,273	$ 1,596	3-30	October, 1982

INVESTMENT IN WHICH AERC
HAS A 49% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTIES
GEORGIA
Idlewylde	42,000	8,304	50,868	120	8,304	50,988	59,292	10,679	48,613	5-30	October, 1998

Land, Building and Improvements	$46,149	$8,786	$54,730	$635	$8,786	$55,375	64,161	13,952	50,209
Furniture, Fixtures and Equipment							1,916	549	1,367
Construction in Progress							289	-	289
JOINT VENTURE GRAND TOTAL							$66,366	$ 14,501	$51,865

(1) Encumbrances include mortgage debt and other obligations secured by the real estate assets.

SCHEDULE III (continued)

ASSOCIATED ESTATES REALTY CORPORATION

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

The Aggregate Cost for Federal Income Tax purposes was approximately $845.6 million and $916.4 million at December 31, 2006 and 2005, respectively.

The changes in Total Real Estate Assets for the years ended December 31, are as follows:

(In thousands)	2006	2005

Balance, beginning of period	$ 944,724	$ 958,450
Disposal of fixed assets	(80,938)	(86,016)
New acquisition properties	-	63,422
Improvements	14,011	8,868
Balance, end of period	$ 877,797	$ 944,724

The changes in Accumulated Depreciation for the years ended December 31, are as follows:

(In thousands)	2006	2005

Balance, beginning of period	$ 298,788	$ 293,182
Disposal of fixed assets	(45,053)	(28,367)
Depreciation for period	32,542	33,973
Balance, end of period	$ 286,277	$ 298,788