Form 10-Q
period 2007-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2007-05-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding as of April 27, 2007 was 17,495,548 shares

ASSOCIATED ESTATES REALTY CORPORATION

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2007	2006
ASSETS
Real estate assets
Land	$ 92,340	$ 92,341
Buildings and improvements	751,718	751,393
Furniture and fixtures	28,427	28,126
	872,485	871,860
Less: accumulated depreciation	(289,240)	(281,994)
	583,245	589,866
Construction in progress	1,399	1,323
Real estate associated with property held for sale, net	-	331
Real estate, net	584,644	591,520
Cash and cash equivalents	5,867	30,010
Restricted cash	6,402	7,279
Accounts and notes receivable, net
Rents	1,068	1,582
Affiliates	1,088	322
Other	2,257	1,955
Investments in joint ventures, net	5,221	5,247
Goodwill	1,725	1,725
Other assets, net	9,428	9,155
Other assets associated with property held for sale, net	-	34
Total assets	$ 617,700	$ 648,829
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$ 445,285	$ 472,854
Unsecured debt	25,780	25,780
Total debt	471,065	498,634
Accounts payable, accrued expenses and other liabilities	23,845	24,568
Dividends payable	2,975	2,934
Resident security deposits	3,712	3,601
Funds held on behalf of managed properties
Affiliates	311	200
Other	3,025	1,978
Accrued interest	2,353	2,992
Other liabilities associated with property held for sale	-	20
Total liabilities	507,286	534,927

Operating partnership minority interest	1,837	1,851

Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized:
8.70% Class B Series II cumulative redeemable, $250 per share
liquidation preference, 232,000 issued and outstanding	58,000	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 17,495,416 and 17,261,224
outstanding at March 31, 2007 and December 31, 2006, respectively	2,300	2,300
Paid-in capital	280,085	280,369
Accumulated distributions in excess of accumulated net income	(177,746)	(173,962)
Accumulated other comprehensive income	-	(71)
Less: Treasury shares, at cost, 5,500,347 and 5,734,539 shares
at March 31, 2007 and December 31, 2006, respectively	(54,062)	(54,585)
Total shareholders' equity	108,577	112,051
Total liabilities and shareholders' equity	$ 617,700	$ 648,829

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2007	2006
Revenue
Property revenue	$ 33,855	$ 32,301
Management and service company revenue:
Fees, reimbursements and other	2,694	3,079
Painting services	616	312
Total revenue	37,165	35,692
Expenses
Property operating and maintenance	15,565	15,866
Depreciation and amortization	7,762	8,048
Direct property management and service company expenses	3,241	3,223
Painting services	591	407
General and administrative	2,712	2,346
Total expenses	29,871	29,890
Operating income	7,294	5,802
Interest income	271	378
Interest expense	(11,562)	(12,511)
(Loss) income before equity in net loss of joint ventures,
minority interest and income (loss) from discontinued operations	(3,997)	(6,331)
Equity in net loss of joint ventures	(72)	(106)
Minority interest in operating partnership	(13)	(16)
(Loss) income from continuing operations	(4,082)	(6,453)
Income (loss) from discontinued operations:
Operating loss	(29)	(1,170)
Gain on disposition of properties	4,561	-
Income (loss) from discontinued operations	4,532	(1,170)
Net income (loss)	450	(7,623)
Preferred share dividends	(1,262)	(1,262)
Net (loss) income applicable to common shares	$ (812)	$ (8,885)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$ (.31)	$ (.44)
Income (loss) from discontinued operations	.26	(.07)
Net (loss) income applicable to common shares	$ (.05)	$ (.51)

Dividends declared per common share	$ .17	$ .17

Weighted average number of common shares outstanding - basic and diluted	17,109	17,283

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

		Class B			Accumulated
		Cumulative	Common		Distributions	Accumulated
		Redeemable	Shares	Total	In Excess of	Other	Treasury
		Preferred	(at $.10	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	stated value)	Capital	Net Income	Income	(at cost)

Balance, December 31, 2006	$ 112,051	$ 58,000	$ 2,300	$ 280,369	$ (173,962)	$ (71)	$ (54,585)
Comprehensive income:
Net income	450	-	-	-	450	-	-
Other comprehensive income:
Change in fair value of hedge instruments	71	-	-	-	-	71	-
Total comprehensive income	521	-	-	-	450	71	-
Share-based compensation	413	-	-	(251)	3	-	661
Purchase of 18,844 common shares	(301)	-	-	-	-	-	(301)
Issuance of 13,979 common shares for stock
option exercises from treasury shares	130	-	-	(33)	-	-	163
Common share dividends	(2,975)	-	-	-	(2,975)	-	-
Preferred share dividends	(1,262)	-	-	-	(1,262)	-	-
Balance, March 31, 2007	$ 108,577	$ 58,000	$ 2,300	$ 280,085	$ (177,746)	$ -	$ (54,062)

The accompanying notes are an integral part

of these consolidated financial statements

Index

ASSOCIATED ESTATES REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months
	ended March 31,
(In thousands)	2007	2006
Cash flow from operating activities:
Net income (loss)	$ 450	$ (7,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	7,762	8,689
Loss on fixed asset replacements write-off	23	46
Gain on disposition of properties	(4,561)	-
Minority interest in operating partnership	13	16
Amortization of deferred financing costs and other	399	515
Amortization of swap termination payments received	(66)	(153)
Share-based compensation	317	215
Equity in net loss of joint ventures	72	106
Distribution from joint ventures	-	123
Net change in assets and liabilities:
- Accounts and notes receivable	213	1,060
- Accounts and notes receivable of affiliates	(766)	261
- Accounts payable and accrued expenses	(1,074)	(319)
- Other operating assets and liabilities	(989)	(668)
- Restricted cash	877	1,087
- Funds held for non-owned managed properties	1,048	411
- Funds held for non-owned managed properties of affiliates	111	(525)
Total adjustments	3,379	10,864
Net cash flow provided by operations	3,829	3,241
Cash flow from investing activities:
Recurring fixed asset additions	(431)	(2,272)
Revenue enhancing/non-recurring fixed asset additions	(249)	(235)
Purchase of operating partnership units	(14)	-
Net proceeds from disposition of operating properties	4,825	-
Contributions to joint ventures	(46)	-
Net cash flow provided by (used for) investing activities	4,085	(2,507)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(46,569)	(36,884)
Payment of debt procurement costs	(107)	-
Proceeds from mortgage notes payable	19,000	-
Line of credit borrowings	-	20,000
Line of credit repayments	-	(8,700)
Common share dividends paid	(2,934)	(3,054)
Preferred share dividends paid	(1,262)	(1,262)
Operating partnership distributions paid	(14)	(16)
Exercise of stock options	130	269
Purchase of treasury shares under repurchase plan	-	(10,185)
Other financing activities, net	(301)	(65)
Net cash flow used for financing activities	(32,057)	(39,897)
Decrease in cash and cash equivalents	(24,143)	(39,163)
Cash and cash equivalents, beginning of period	30,010	39,733
Cash and cash equivalents, end of period	$ 5,867	$ 570
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$ 2,975	$ 2,895
Cash paid for interest	11,966	14,008
Fixed asset replacement and other write-offs	530	590
Net change in accounts payable related to recurring fixed asset additions	548	-

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

As of March 31, 2007, we owned or property managed 99 apartment communities in nine states consisting of 20,650 units. We own, either directly or indirectly through subsidiaries, or hold ownership interests in 65 of those 99 apartment communities containing 15,235 units in eight states, 12 of which are Affordable Housing communities. We also property manage 34 apartment communities consisting of 5,415 units. Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006.

Share-Based Compensation

The Amended and Restated 2001 Equity-Based Award Plan (the "Plan") was the only share-based compensation plan in effect on March 31, 2007. The Plan provides for equity award grants to our officers, employees, and directors. Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares, and other awards based on common shares. The aggregate number of common shares subject to awards under the Plan is 2,250,000. At March 31, 2007, there were 521,070 common shares available for awards under the Plan. We also have share-based awards outstanding that had been issued under two other plans that have since expired, and outstanding stock option awards that had been issued to our outside directors. For additional information regarding these share-based compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements of our report on Form 10-K for the year ended December 31, 2006.

Our share-based compensation awards, which consist primarily of restricted shares, contain service and/or performance conditions that may affect the number and timing of shares that ultimately vest. In 2007, an award consisting solely of restricted shares was granted in which the majority of the shares are subject to market and service conditions, with the remaining shares being subject to performance and service conditions. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest. Compensation cost for the award containing market conditions is based on the estimated fair value of the award on the date granted, as described below, and the vesting period.

During the three months ended March 31, 2007 and 2006, we recognized total share-based compensation cost of $292,000 and $215,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations. Additionally, we allocate an immaterial amount of equity compensation expense to individual properties which is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. There were 4,000 and 227,155 stock options awarded during the three months ended March 31, 2007 and 2006, respectively. The weighted average Black-Scholes assumptions and fair value for the three months ended March 31, 2007 and 2006 were as follows:

	For the three months
	ended March 31,
	2007	2006
Expected volatility	27.5%	27.7%
Risk-free interest rate	4.5%	4.6%
Expected life of options (in years)	7.0	6.0
Dividend yield	4.3%	6.0%
Grant-date fair value	$ 3.45	$ 1.83

The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted. The risk-free interest rate used was the yield from U.S. Treasury zero coupon bonds on the date of grant with a maturity equal to the expected life of the options. The expected life of the options was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of	Weighted-Average	Weighted-Average
	Stock Options	Exercise Price	Remaining Contract Life
Outstanding at beginning of period	1,920,864	$ 12.08
Granted	4,000	$ 15.99
Exercised	13,979	$ 9.29
Forfeited or expired	-	-
Outstanding at end of period	1,910,885	$ 12.10	4.8 years
Exercisable at end of period	1,485,793	$ 12.55	4.0 years

Restricted Shares. The following table represents restricted share activity for the three months ended March 31, 2007:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
Nonvested at beginning of period	171,509	$ 10.26
Granted	240,250	$ 7.63
Vested	56,941	$ 6.58
Forfeited	1,193	$ 12.25
Nonvested at end of period	353,625	$ 8.59

A portion of the restricted share awards granted during the three months ended March 31, 2007, were awards in which the number of shares that will ultimately vest are subject to market conditions. The total estimated grant-date fair value of these awards was $1.4 million. We used the Monte Carlo method to estimate the fair value of these awards. The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics. There were 1.0 million simulation paths used to estimate the fair value of these awards. The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was the market condition performance periods.

The following table represents the assumption ranges used in the Monte Carlo method:

For the three months
ended March 31, 2007

Expected volatility	25.7% to 27.7%
Risk-free interest rate	4.5% to 5.1%
Expected life (performance period)	One to three years

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. As a result, during the three months ended March 31, 2006, we reversed $599,000 of unearned compensation, transferred $1.5 million to treasury shares from unearned compensation, and transferred accrued compensation cost of $561,000 related to nonvested restricted shares to additional paid in capital from unearned compensation.

Operating Partnership Minority Interest

In conjunction with the 1998 acquisition of an operating partnership that owned two apartment communities, we issued a total of 522,032 operating partnership units ("OP units"). In January 2007, 942 of the OP units were redeemed. As of March 31, 2007, there were 78,335 OP units remaining.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" ("FIN 48") became effective January 1, 2007. We adopted FIN 48 and it had no material impact on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. We will be required to apply the new guidance beginning January 1, 2008. We are currently evaluating the impact that this statement will have on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits the option to measure financial instruments and certain other items at fair value, with changes in fair value recorded in earnings. This Statement, which will be effective for us beginning January 1, 2008, is not expected to have a material impact on our financial condition, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

2. PROPERTIES SOLD OR HELD FOR SALE

We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Real estate assets that are classified as held for sale are also reported as discontinued operations. We generally classify properties as held for sale when all significant contingencies surrounding the closing have been resolved. In many transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale. As of March 31, 2007, there were no properties classified as held for sale.

On February 20, 2007, we completed the sale of a congregate care Market-Rate property located in Northeast Ohio. The sales price was $5.2 million and we recorded a gain of $4.6 million. We expect to use the proceeds of this sale to fund investment capital and other capital expenditures during 2007.

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 includes the operating results for eight properties that were sold in 2006 and one property that was sold in 2007 and the gain recognized on the one property sold in 2007. The following chart summarizes "Income from discontinued operations":

	For the three months
	ended March 31,
	2007	2006
(In thousands)
Property revenue	$ 172	$ 3,836

Property operating and maintenance expense	(201)	(2,684)
Real estate asset depreciation and amortization	-	(641)
Interest income	-	3
Interest expense	-	(1,684)

Operating (loss) income	(29)	(1,170)
Gain on disposition of properties	4,561	-
Income (loss) from discontinued operations	$ 4,532	$ (1,170)

3. DEBT

Mortgage Notes Payable

During the three months ended March 31, 2007, we defeased/prepaid two fixed rate mortgage loans totaling $30.9 million and recognized $2.7 million in defeasance costs, which are included in "Interest expense" in the Consolidated Statements of Operations. Additionally, we completed the refinancing of one $14.6 million fixed rate mortgage loan that was to mature in May 2007. The new loan is in the amount of $19.0 million and matures in February 2009. Interest on this loan accrues at a rate of LIBOR plus 1.5%.

During the three months ended March 31, 2006, we defeased/prepaid four fixed rate mortgage loans totaling $35.3 million and recognized $3.6 million in defeasance costs, $2.4 million of which is included in "Interest expense" and $1.2 million of which is included in "Income (loss) from discontinued operations" in the Consolidated Statements of Operations.

Lines of Credit

At March 31, 2007, we had a $17.0 million secured line of credit that is available for regular borrowings, which is secured by one of our properties. Interest on this line accrued at a rate of LIBOR plus 1.5%. This line matures March 1, 2008. Borrowings under the line may be restricted based upon the operating performance of the property. There were no borrowings outstanding on this line of credit at March 31, 2007 or December 31, 2006.

At March 31, 2007, we also had a $14.0 million secured line of credit which matures in December 2007. Interest on this line accrues at a rate of LIBOR plus 1.8% or the one month reference rate. A letter of credit in the amount of $63,000 was outstanding on this line at March 31, 2007. There were no regular borrowings outstanding under this line at March 31, 2007 or December 31, 2006.

See Note 11 for further discussion concerning our debt structure.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

MIG Realty Advisors, Inc. In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger. The goodwill was allocated fully to the Management and Service Operations Segment.

We completed our annual review of goodwill during the three months ended March 31, 2007. In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management. Based on this analysis, we determined that goodwill was not impaired as of March 31, 2007. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

5. TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

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

Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time. JAS is owned by a son of our CEO. Reported revenue related to work performed by Merit for JAS is included in the table below. Accounts receivable from affiliates related to JAS at March 31, 2007 and 2006 respectively were $478,000 and $164,000.

Summarized affiliate and joint venture transaction activity was as follows:

	For the three months
	ended March 31,
(In thousands)	2007	2006

Property management fee and other
miscellaneous service revenue	$ 124	$ 190

Painting service revenue related to JAS Construction	484	161

Expenses incurred on behalf of and reimbursed by(1)	185	333

(1) Primarily payroll and employee benefits, reimbursed at cost.

6. SHARES

During the three months ended March 31, 2007, a total of 56,941 restricted shares vested and were issued from treasury shares. At March 31, 2007, there were 5,500,347 shares in treasury which included 353,625 non-vested restricted shares. At December 31, 2006, there were 5,734,539 shares in treasury which included 171,509 non-vested restricted shares.

7. EARNINGS PER SHARE

Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share." There were 1.9 million and 2.2 million options to purchase common shares outstanding at March 31, 2007 and 2006, respectively. None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

8. INTERIM SEGMENT REPORTING

We have four reportable segments: (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations. We have identified these segments based upon how we make decisions regarding resource allocation and performance assessment. The Acquisition/Disposition segment represents acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144. The Market-Rate segment represents same community (owned during the entirety of the comparison periods) conventional multifamily residential properties. The Affordable Housing segment represents multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937. The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties that we own, as well as to third party clients and properties. All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2006. We evaluate the performance of our reportable segments based on Net Operating Income ("NOI"). NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies expenses and painting services expenses from Management and Service Company revenue for the Management and Service Operations segment. We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance. NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Certain other real estate companies may define NOI in a different manner.

Segment information for the three months ended March 31, 2007 and 2006 is as follows:

	For the three months ended March 31, 2007
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ -	$ 31,472	$ 2,402	$ 5,132	$ 39,006
Elimination of intersegment revenue	-	(9)	(10)	(1,822)	(1,841)
Consolidated revenue	-	31,463	2,392	3,310	37,165

Equity in net loss of joint ventures	-	(39)	(33)	-	(72)

Operating loss from discontinued operations	(29)	-	-	-	(29)

*NOI	-	17,184	1,106	(522)	17,768

Total assets	$ -	$ 588,528	$ 6,850	$ 22,322	$ 617,700

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended March 31, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$ -	$ 29,998	$ 2,322	$ 5,355	$ 37,675
Elimination of intersegment revenue	-	(11)	(8)	(1,964)	(1,983)
Consolidated revenue	-	29,987	2,314	3,391	35,692

Equity in net loss of joint ventures	-	(68)	(38)	-	(106)

Operating loss from discontinued operations	(1,170)	-	-	-	(1,170)

*NOI	-	15,581	854	(239)	16,196

**Total assets	$ 38,825	$ 605,766	$ 7,327	$ 19,432	$ 671,350

* Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

** Total assets shown for the Acquisition/Disposition segment represent the total assets for the properties sold subsequent to March 31, 2006.

A reconciliation of total NOI to total consolidated net income (loss) is as follows:

	For the three months
	ended March 31,
(In thousands)	2007	2006

Total NOI for reportable segments	$ 17,768	$ 16,196
Depreciation and amortization	(7,762)	(8,048)
General and administrative expense	(2,712)	(2,346)
Interest income	271	378
Interest expense	(11,562)	(12,511)
Equity in net loss of joint ventures	(72)	(106)
Minority interest in operating partnership	(13)	(16)
Income (loss) from discontinued operations:
Operating loss	(29)	(1,170)
Gain on disposition of properties	4,561	-
Income (loss) from discontinued operations	4,532	(1,170)
Consolidated net income (loss)	$ 450	$ (7,623)

9. CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of March 31, 2007, and no accruals have been made for these matters other than those identified in the following paragraphs. We believe that other Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification. This case arose out of our Suredeposit program. This program allowed cash short prospective residents to purchase a bond in lieu of paying a security deposit. The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit. Plaintiffs allege that the non-refundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act. Plaintiffs further allege that certain pet deposits and other non-refundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act. On or about January 15, 2004, the plaintiffs filed a motion for class certification. We subsequently filed a motion for summary judgment. Both motions are pending before the Court. We intend to vigorously defend ourselves against these claims.

Government Investigations

On or about August 7, 2002, the Maryland Attorney General served us with a subpoena seeking information concerning certain of our leasing practices in connection with our Maryland properties. The subpoena sought extensive information going back a number of years, including information about our Suredeposit programs and certain non-refundable deposits. The Maryland Attorney General completed its review of the information we furnished and based upon that information contends that certain of our leasing practices are in violation of Maryland's landlord tenant laws. We have reached an out of court settlement with the Maryland Attorney General for the purpose of resolving this matter and recorded our estimate of the settlement amount in "General and administrative expense" in the Consolidated Statements of Operations during the second and third quarters of 2006.

On or about December 22, 2003, the Montgomery County, Maryland Office of Landlord-Tenant Affairs commenced an investigation into possible violations of state and county Landlord-Tenant laws involving two properties operated by us located in Montgomery County, Maryland. The matters that were the subject of this investigation were for the most part the same leasing practices being investigated by the Maryland Attorney General. Although these Montgomery County charges were never formally withdrawn, we believe that Montgomery County will not pursue these matters based upon our settlement with the Maryland Attorney General.

Montgomery County commenced additional investigations concerning the charging of trash fees. We have reached an out of court settlement with Montgomery concerning this matter and our estimate of the settlement amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations during the second and third quarters of 2006.

10. GUARANTEES

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

11. SUBSEQUENT EVENTS

Debt

In April 2007, we obtained a revolving credit facility ("the revolver") in the amount of $100.0 million to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties. This revolver accrues interest at a variable rate and matures in April 2010. In connection with obtaining the revolver, we terminated our $17.0 million and $14.0 million lines of credit. Additionally, at the time of the closing, the revolver was used to prepay two mortgage loans totaling $15.7 million.

Legal Proceedings

In April 2007, we settled a pending lawsuit which we expect to result in our recording $1.5 million of additional revenue in the second quarter of 2007.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2007 performance, which are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects", "projects", "believes", "plans", "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty, that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

  changes in the economic climate in the markets in which we own and manage properties, including interest rates, our ability to consummate the sale of properties pursuant to our current plan, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other similar factors;
  the ability for us to refinance debt on favorable terms at maturity;

  the ability for us to defease or prepay debt pursuant to our current plans;

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

Overview. We are engaged primarily in the ownership and operation of multifamily residential units. We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units. Approximately 91.1% of our consolidated revenue was generated from the leasing of these owned units for the three months ended March 31, 2007, and approximately 92.9% of the rental revenue generated by these owned properties during the three months ended March 31, 2007, was related to the Market-Rate properties.

The operating performance of the Market-Rate properties is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets. Rental revenue collections are a combination of rental rates and occupancy levels and rent concessions. We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenue. Indicators that we use in measuring these factors include physical occupancy and net collected rent. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI") to be an important indicator of our overall performance. Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results. See Note 8 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property NOI and total NOI, in addition to a reconciliation of total NOI to consolidated net income (loss) in accordance with GAAP.

2007 Expectations.

  Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 3.7% to 4.2% in 2007. We expect our Midwest portfolio to deliver increased NOI of 3.4% to 3.9% driven by property revenue increases of 3.3% to 3.8%. We also expect our Mid-Atlantic and Southeast portfolio to deliver NOI increases of 4.3% to 4.9% as a result of property revenue increases of 2.9% to 3.4%.

  Property acquisitions and sales - We plan to acquire approximately $50.0 million of properties, while disposing of approximately $50.0 million to $75.0 million of properties.

  Defeasance and other prepayment costs - We expect to incur approximately $5.0 million in costs to defease/prepay or refinance debt during 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity. Significant sources and uses of cash in the three months ended March 31, 2007 and 2006, are summarized as follows:

Significant Cash Sources (Uses):

	For the three months
	ended March 31,
(In thousands)	2007	2006

Net cash provided by operating activities	$ 3,829	$ 3,241
Fixed assets:
Property disposition proceeds, net	4,825	-
Recurring and non-recurring capital expenditures	(680)	(2,507)
Debt:
Decrease in mortgage notes	(27,569)	(36,884)
Increase in line of credit borrowings	-	11,300
Cash dividends and operating partnership distributions paid	(4,210)	(4,332)
Purchase of treasury shares and other	(301)	(10,250)

Our primary sources of liquidity are cash flow provided by operations, short term borrowings on our lines of credit and proceeds from property sales. Cash provided by operations in 2007 increased compared to 2006 primarily due to increased property revenue and reduced interest expense in 2007, which was partially offset by changes in accounts payable and accounts receivable resulting from the timing of cash payments and cash receipts.

During the three months ended March 31, 2007, we received $4.8 million from the sale of one property and $4.4 million from the refinancing of a mortgage loan. We reduced total mortgage debt by $27.6 million and paid related defeasance/prepayment costs of $2.5 million (of the recorded $2.7 million) primarily with funds from properties sold during the fourth quarter of 2006. Additionally, we paid dividends and distributions totaling $4.2 million and paid a total of $680,000 for recurring and non-recurring capital additions.

The overall reduction of $27.6 million in mortgage debt was primarily accomplished through the defeasance/prepayment of two fixed rate mortgage loans totaling $30.9 million that were scheduled to mature in May 2009 and June 2010, and the refinancing of one $14.6 million fixed rate mortgage loan that was to mature in May 2007 with a new loan in the amount of $19.0 million that matures in February 2009.

At March 31, 2007, there were no borrowings outstanding on our two secured lines of credit. There was one letter of credit in the amount of $63,000 outstanding, leaving approximately $30.9 million available for borrowing.

In April 2007, we obtained the revolver in the amount of $100.0 million to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties. This revolver accrues interest at a variable rate and matures in April 2010. In connection with the revolver, we terminated our $17.0 million and $14.0 million secured lines of credit. Additionally, we used revolver proceeds to prepay two mortgage loans totaling $15.7 million.

In April 2007, we entered into an agreement to settle a pending lawsuit. As a result of this agreement, we expect to receive proceeds of $1.5 million during the second quarter of 2007.

We anticipate funding approximately $12.7 million for recurring, investment/revenue enhancing and non-recurring capital expenditures for the remainder of 2007. These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include borrowings on the revolver, the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

We anticipate that we will meet our liquidity requirements for the remainder of 2007 generally through net cash provided by operations and property sale proceeds. We believe that these and other sources, such as the revolver, should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements. We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate.

Guarantees. We routinely guaranty mortgage debt of our wholly owned subsidiaries. Additionally, we had one guaranty at March 31, 2007, related to a mortgage loan secured by one of our joint venture properties. See Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for information related to this guaranty. In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

Off-Balance Sheet Investments and Financing Commitments. We have investments in two joint ventures which own multifamily apartment communities. One of these properties is a Market-Rate property and the other property is an Affordable Housing property. The operations of these properties are similar to the operations of our wholly owned portfolio. These investments enable us to exercise influence over the operations of the properties and share in their profits, while earning additional fee income. We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not required to consolidate them in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights". These investments are initially recorded at cost, as investments in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.

The Affordable Housing joint venture property had negative cash flow during 2006 and is expected to have negative cash flow during 2007 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD. We are pursuing a request to HUD for an increase in housing assistance payments in order to address the deficit. The joint venture partnership that owns this property intends to sell it. Additional cash contributions that may be required of us to pay deficits, if any, are not expected to be material.

We have one guaranty obligation related to our joint ventures which was previously discussed under Guarantees. Both of these joint venture properties were encumbered by debt at March 31, 2007. Our proportionate share of this debt was $22.7 million.

Dispositions. On February 20, 2007, we completed the sale of a congregate care Market-Rate property located in Northeast Ohio. The sales price was $5.2 million and we recorded a gain of $4.6 million. We expect to use the proceeds of this sale to fund investment capital and other capital expenditures during 2007.

Management and Service Operations. In January 2007, we entered into a management contract for a property located in Pennsylvania for which we anticipate receiving approximately $64,000 in annual fee revenue.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

In the following discussion, the Market-Rate segment represents 52 wholly owned Same Community Market-Rate properties that we have owned during the entirety of the comparison periods. The Affordable Housing segment represents 11 properties subject to HUD regulations, and the Acquired/Disposed segment represents sold properties.

Overall, the net loss from continuing operations decreased in 2007 primarily due to an increase in rental revenue and a decrease in interest expense during 2007.

Index

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three months ended March 31, 2007 to the three months ended March 31, 2006:

	Increase (decrease) in
	three month comparison
	period ended
	March 31, 2007
	to March 31, 2006
(Amounts in thousands)
Property revenue	$ 1,554	4.8%
Fees, reimbursements and other	(385)	(12.5)%
Property operating and maintenance expense items:
Real estate taxes and insurance	(409)	(8.6)%
Other operating expenses	302	29.3%
General and administrative expense	366	15.6%
Interest expense	(949)	(7.6)%

Property Revenue. Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels. We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units). This information is presented in the following table for the three months ended March 31, 2007 and 2006 (information for the three months ended March 31, 2006, reflects results based upon the operating properties and their respective segments as of March 31, 2007):

	For the three months ended
	March 31, 2007		March 31, 2006
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit

Market-Rate Properties:
Midwest	95.5%	$ 700	94.4%	$ 665
Mid-Atlantic/Southeast	95.2%	$ 1,042	96.6%	$ 998
Total Market-Rate	95.5%	$ 776	94.9%	$ 739
Affordable Housing	99.0%	$ 654	99.9%	$ 643

Property revenue increased in 2007 primarily as a result of increased occupancy and a combination of rental rate increases and an overall reduction in concessions being offered in the Market-Rate segment. During the second quarter of 2007, we expect to record non-recurring revenue of $1.5 million as proceeds from the settlement of legal proceedings.

Fees, Reimbursements and Other. The management and service operations recognized a decrease in fee revenue of $170,000 primarily as a result of the loss of five management contracts in 2006, three of which were a result of the sale of the properties. Other revenue decreased $100,000 primarily as a result of liquidated damages that we received in 2006 when a prospective buyer did not perform under the terms of a contract to sell one of our properties.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses decreased slightly in 2007 primarily as a result of a credit recorded in 2007 related to our self-insurance property plan resulting from favorable loss experiences, which was partially offset by an increase in real estate tax expense and expense related to uncollectible tenant rent receivables and associated collection costs.

Index

General and Administrative Expense. General and administrative expense increased primarily due to increases in salaries, benefit costs, and expense related to equity compensation during 2007. These increases were partially offset by the recording of a smaller valuation adjustment of deferred directors' compensation, which is held as share units and valued using the closing price of our common shares at the end of each period. The share price increased $0.35 during the three months ended March 31, 2007, compared to an increase of $2.21 during the three months ended March 31, 2006.

Interest Expense. Interest expense decreased in 2007 primarily due to a $1.2 million reduction in mortgage interest expense resulting from the defeaseance/prepayment of debt during 2006 and the first quarter of 2007.

Income from Discontinued Operations. Discontinued operations includes the operating results of the properties that were sold during 2007 and 2006. For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the three months ended March 31, 2007
				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

January 1 through
January 31	556	$ 15.99	-	$ 22,433
February 1 through
February 28	17,121	$ 16.06	-	$ 22,433
March 1 through
March 31	1,167	$ 14.76	-	$ 22,433
Total	18,844	$ 15.98	-

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

ASSOCIATED ESTATES REALTY CORPORATION

May 1, 2007	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President,
Chief Financial Officer and Treasurer