Form 10-Q
period 2007-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2007-07-31
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(216) 261-5000
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ] Accelerated filer [x ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[ x ]

The number of shares outstanding as of July 27, 2007 was 17,376,519 shares

1

ASSOCIATED ESTATES REALTY CORPORATION

 PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except share amounts)	2007	2006
ASSETS
Real estate assets
Land	$109,179	$92,341
Buildings and improvements	827,520	751,393
Furniture and fixtures	29,028	28,126
	965,727	871,860
Less: accumulated depreciation	(291,741)	(281,994)
	673,986	589,866
Construction in progress	1,880	1,323
Real estate associated with property held for sale, net	-	331
Real estate, net	675,866	591,520
Cash and cash equivalents	4,059	30,010
Restricted cash	8,612	7,279
Accounts and notes receivable, net
Rents	1,133	1,582
Affiliates	1,149	322
Other	2,076	1,955
Investments in joint ventures, net	-	5,247
Goodwill	1,725	1,725
Other assets, net	12,178	9,155
Other assets associated with property held for sale, net	-	34
Total assets	$706,798	$648,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$451,914	$472,854
Unsecured revolving credit facility	75,350	-
Unsecured debt	25,780	25,780
Total debt	553,044	498,634
Accounts payable, accrued expenses and other liabilities	25,997	24,568
Dividends payable	2,955	2,934
Resident security deposits	3,737	3,601
Funds held on behalf of managed properties
Affiliates	400	200
Other	2,624	1,978
Accrued interest	2,797	2,992
Accumulated losses in excess of investments in joint ventures	1,327	-
Other liabilities associated with property held for sale	-	20
Total liabilities	592,881	534,927

Operating partnership minority interest	1,829	1,851

Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and
220,850 and 232,000 outstanding at June 30, 2007 and December 31, 2006, respectively	55,213	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and
17,376,519 and 17,261,224 outstanding at June 30, 2007 and December 31, 2006, respectively	2,300	2,300
Paid-in capital	280,355	280,369
Accumulated distributions in excess of accumulated net income	(171,886)	(173,962)
Accumulated other comprehensive loss	-	(71)
Less: Treasury shares, at cost, 5,619,244 and 5,734,539 shares
at June 30, 2007 and December 31, 2006, respectively	(53,894)	(54,585)
Total shareholders' equity	112,088	112,051
Total liabilities and shareholders' equity	$706,798	$648,829

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenue
Property revenue	$34,683	$31,483	$66,850	$62,085
Management and service company revenue:
Fees, reimbursements and other	3,149	3,181	5,843	6,259
Painting services	620	282	1,236	594
Total revenue	38,452	34,946	73,929	68,938
Expenses
Property operating and maintenance	15,726	14,918	29,904	29,276
Depreciation and amortization	7,573	7,468	14,979	15,177
Direct property management and service company expenses	3,629	3,501	6,871	6,724
Painting services	563	342	1,153	749
General and administrative	2,699	2,647	5,411	4,993
Total expenses	30,190	28,876	58,318	56,919
Operating income	8,262	6,070	15,611	12,019
Interest income	73	112	344	490
Interest expense	(10,241)	(12,449)	(21,802)	(24,637)
(Loss) income before equity in net loss of joint ventures, minority
interest, and income from discontinued operations	(1,906)	(6,267)	(5,847)	(12,128)
Equity in net loss of joint ventures	(144)	(142)	(216)	(248)
Minority interest in operating partnership	(13)	(16)	(27)	(32)
(Loss) income from continuing operations	(2,063)	(6,425)	(6,090)	(12,408)
Income from discontinued operations:
Operating (loss) income	(190)	(336)	(274)	(1,976)
Gain on disposition of properties	12,482	34,723	17,043	34,723
Income from discontinued operations	12,292	34,387	16,769	32,747
Net income	10,229	27,962	10,679	20,339
Preferred share dividends	(1,261)	(1,261)	(2,523)	(2,523)
Preferred share repurchase costs	(172)	-	(172)	-
Net income applicable to common shares	$8,796	$26,701	$7,984	$17,816

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.20)	$(0.46)	$(0.51)	$(0.87)
Income from discontinued operations	0.71	2.04	0.98	1.91
Net income applicable to common shares	$0.51	$1.58	$0.47	$1.04

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

Weighted average number of common shares
outstanding - basic and diluted	17,153	16,872	17,131	17,076

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

		Class B	Common		Accumulated
		Cumulative	Shares		Distributions	Accumulated
		Redeemable	(at $.10	Total	In Excess of	Other	Treasury
		Preferred	stated	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	value)	Capital	Net Income	Income	(at Cost)

Balance, December 31, 2006	$112,051	$58,000	$2,300	$280,369	$(173,962)	$(71)	$(54,585)
Comprehensive income:						thomas
Net income	10,679	-	-	-	10,679	-	-
Other comprehensive income:
Change in fair value of hedge
instruments	71	-	-	-	-	71	-
Total comprehensive income	10,750	-	-	-	10,679	71	-

Share-based compensation	804	-	-	(24)	5	-	823
Purchase of 22,269 common shares	(352)	-	-	-	-	-	(352)
Issuance of 18,979 common shares for stock
option exercises from treasury shares	173	-	-	(47)	-	-	220
Repurchase of Class B Cumulative
Redeemable Preferred Shares	(2,902)	(2,787)	-	57	(172)	-	-
Common share dividends	(5,913)	-	-	-	(5,913)	-	-
Preferred share dividends	(2,523)	-	-	-	(2,523)	-	-
Balance, June 30, 2007	$112,088	$55,213	$2,300	$280,355	$(171,886)	$-	$(53,894)

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months
	ended June 30,
(In thousands)	2007	2006
Cash flow from operating activities:
Net income	$10,679	$20,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	15,563	16,963
Loss on fixed asset replacements write-off	64	86
Gain on disposition of properties	(17,043)	(34,723)
Minority interest in operating partnership	27	32
Amortization of deferred financing costs and other	956	414
Amortization of swap termination payments received	(132)	(243)
Share-based compensation	709	478
Equity in net loss of joint ventures	216	248
Distribution from joint ventures	-	319
Net change in assets and liabilities:
- Accounts and notes receivable	328	1,335
- Accounts and notes receivable of affiliates	(827)	611
- Accounts payable and accrued expenses	16	1,699
- Other operating assets and liabilities	857	953
- Restricted cash	(344)	213
- Funds held for non-owned managed properties	646	763
- Funds held for non-owned managed properties of affiliates	200	(401)
Total adjustments	1,236	(11,253)
Net cash flow provided by operations	11,915	9,086
Cash flow from investing activities:
Recurring fixed asset additions	(3,832)	(5,255)
Revenue enhancing/non-recurring fixed asset additions	(804)	(869)
Net proceeds from disposition of operating properties	37,921	40,129
Acquisition fixed asset additions	(70,547)	(256)
Purchase of operating partnership units	(22)	-
Contributions to joint ventures	(46)	(77)
Net cash flow (used for) provided by investing activities	(37,330)	33,672
Cash flow from financing activities:
Principal payments on mortgage notes payable	(117,978)	(74,183)
Payment of debt procurement costs	(1,407)	-
Proceeds from mortgage notes obtained	55,038	-
Revolver and/or line of credit borrowings	97,250	47,500
Revolver and/or line of credit repayments	(21,900)	(35,100)
Common share dividends paid	(5,908)	(5,950)
Preferred share dividends paid	(2,523)	(2,523)
Operating partnership distributions paid	(27)	(32)
Exercise of stock options	173	269
Purchase of preferred and/or treasury shares	(3,254)	(10,254)
Net cash flow used for financing activities	(536)	(80,273)
Decrease in cash and cash equivalents	(25,951)	(37,515)
Cash and cash equivalents, beginning of period	30,010	39,733
Cash and cash equivalents, end of period	$4,059	$2,218

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,486	$27,616
Fixed asset replacement and other write-offs	1,344	1,243
Net change in accounts payable related to recurring fixed asset additions	748	675
Net change in accounts payable related to revenue enhancing/non-recurring fixed asset additions	-	150
Final adjustment to fixed assets related to 2002 non-monetary joint venture exchange	-	496
Assumption of debt in connection with property acquisition	42,000	-

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

            As of June 30, 2007, we owned or property managed 99 apartment communities in ten states consisting of 19,969 units.  We own, either directly or indirectly through subsidiaries, or hold ownership interests in 65 of those 99 apartment communities containing 14,554 units in nine states, 12 of which are Affordable Housing communities.  We also property manage 34 apartment communities consisting of 5,415 units.  Additionally, we asset manage a 186-unit apartment community and a commercial property containing approximately 145,000 square feet.

 Basis of presentation

            The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments consisting only of normal and recurring adjustments, considered necessary for a fair presentation have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006.

 Share-Based Compensation

             The Amended and Restated 2001 Equity-Based Award Plan (the "Plan") was the only share-based compensation plan in effect on June 30, 2007.  The Plan provides for equity award grants to our officers, employees and directors.  Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares and other awards based on common shares.  We also have share-based awards outstanding that had been issued under two other plans that have since expired and outstanding stock option awards that had been issued to our outside directors.  For additional information regarding these share-based compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006.

             Our share-based compensation awards, which consist primarily of restricted shares, contain service and/or performance conditions that may affect the number and timing of shares that ultimately vest.  In 2007, an award consisting solely of restricted shares was granted in which the majority of the shares are subject to market and service conditions, with the remaining shares being subject to performance and service conditions.  Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.  Compensation cost for the award with market conditions is based on the estimated fair value of the award on the date granted, as described below, and the vesting period.

            During the three months ended June 30, 2007 and 2006, we recognized total share-based compensation cost of $365,000 and $267,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the six months ended June 30, 2007 and 2006, we recognized total share-based compensation cost of $665,000 and $450,000, respectively, in "General and administrative expense".  Additionally, we allocate an immaterial amount of equity compensation expense to individual properties, which is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  During the six months ended June 30, 2007 and 2006, there were 4,000 and 237,155 options awarded, respectively.

             Restricted Shares.  The following table represents restricted share activity for the six months ended June 30, 2007:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	171,509	$10.26
Granted	120,507	$11.74
Vested	70,887	$6.94
Forfeited	1,922	$12.46
Nonvested at end of period	219,207	$11.36

            During June 2007, a portion of the restricted shares that had been granted during the first quarter of 2007 were deferred under the Associated Estates Realty Corporation Elective Deferred Compensation Program, which was implemented in June 2007.  See Note 9 for additional information regarding this program.

            A portion of the restricted shares granted during the six months ended June 30, 2007, were awards in which the number of shares that will ultimately vest are subject to market conditions.  The total estimated grant-date fair value of these awards, including the awards that were deferred as noted above, was $1.4 million.  We used the Monte Carlo method to estimate the fair value of these awards.  The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics.  There were one million simulation paths used to estimate the fair value of these awards.  The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods.  The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods.  The expected life used was the market condition performance periods.

            The following table represents the assumption ranges used in the Monte Carlo method:

For six months ended
June 30, 2007

Expected volatility	25.7% to 27.7%
Risk-free interest rate	4.5% to 5.1%
Expected life (performance period)	One to three years

Operating Partnership Minority Interest

            In conjunction with the 1998 acquisition of an operating partnership that owned two apartment communities, we issued a total of 522,032 operating partnership units ("OP units").  In January 2007, 942 of the OP units were redeemed.  As of June 30, 2007, there were 78,335 OP units remaining.

Classification of Fixed Asset Additions

            We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value.  We consider investment/revenue enhancing and/or nonrecurring fixed asset additions to be capital expenditures if such improvements increase the value of the property and/or enable us to increase rents.  We consider acquisition and development fixed asset additions to be for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

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

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, establish a framework for measuring fair value, and require additional disclosures about fair value measurements.  The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use.  The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.  This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates.  SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value.  The statement does not expand the use of fair value to any new circumstances.  We will be required to apply the new guidance beginning January 1, 2008.  We are currently evaluating the impact that this statement will have on our financial condition, results of operations and cash flows.

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

 2.         PROPERTIES ACQUIRED

            On May 25, 2007, we acquired the land on which one of our Affordable Housing properties is located for a purchase price of $897,000.  We had been leasing this land pursuant to a ground lease which was scheduled to mature in 2021.

            On June 8, 2007, we acquired a 268-unit multifamily community located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily by 1031 proceeds from the disposition of a Market-Rate property which we sold on May 30, 2007, and with borrowings from our revolving credit facility.

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, a Market-Rate property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  We paid our partner $21.6 million in cash.  This acquisition was structured as a 1031 reverse exchange and was funded with borrowings from our revolving credit facility.  Commencing June 29, 2007, the results of operations, financial condition, including the existing $42.0 million non-recourse mortgage loan, and cash flows of this property are included in our consolidated financial statements.

 3.         PROPERTIES SOLD OR HELD FOR SALE

            We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  Real estate assets that are classified as held for sale are also reported as discontinued operations.  We generally classify properties as held for sale when all significant contingencies surrounding the closing have been resolved.  In many transactions, these contingencies are not satisfied until the actual closing of the transaction.  Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.  As of June 30, 2007, there were no properties classified as held for sale.

            On May 30, 2007, we completed the sale of a Market-Rate property located in Northeast Ohio.  The sales price was a net $34.6 million and we recorded a gain of $12.5 million.  This property was part of a Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

            On February 20, 2007, we completed the sale of a congregate care Market-Rate property located in Northeast Ohio.  The sales price was $5.2 million and we recorded a gain of $4.6 million.  The proceeds of this sale are primarily being used to fund revenue enhancing/non-recurring capital expenditures during 2007.

            On May 15, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio.  The sales price was a net $28.4 million and we recorded a gain of $23.4 million.  In connection with our IPO in 1993, we acquired a Noteholder Interest which was secured by a limited partnership interest in one-half of this property.  We had declared the notes to be in default because of nonpayment of interest and principal.  On July 16, 2004, we accepted a 98.999% limited partnership interest in the limited partnership that owned the property in full satisfaction of all obligations under the notes.  In addition, one of our subsidiaries acquired the remaining 1.001% general partnership interest in that limited partnership held by our President and CEO, Jeffrey I. Friedman and a company controlled by him.  The subsidiary acquired such partnership interest in return for a promise to pay Mr. Friedman and his controlled company 1.001% of the net sale proceeds derived from any future sale of the property.  Pursuant to the terms of the buyout, Mr. Friedman and his controlled company were paid a total of $127,000 from the proceeds of this sale.  The independent members of the Board of Directors approved the terms of the buyout.  The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans.  See Note 4 for further information on the defeasance of fixed rate mortgage loans.

            On May 10, 2006, we completed the sale of a Market-Rate property located in Northeast Ohio.  The sales price was a net $13.9 million and we recorded a gain of $11.3 million.  The proceeds of this sale were used primarily to fund the defeasance of fixed rate mortgage loans.  See Note 4 for further information on the defeasance of fixed rate mortgage loans.

            "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 includes the operating results for the two properties sold in 2007 and eight properties sold in 2006 as well as gain recognized on the property sales referenced above.  The following chart summarizes "Income from discontinued operations" for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Property revenue	$1,084	$4,646	$2,943	$10,181

EXPENSES
Property operating and maintenance	1,046	2,941	2,633	7,132
Depreciation and amortization	228	806	584	1,785
Total expenses	1,274	3,747	3,217	8,917
Operating (loss) income	(190)	899	(274)	1,264
Interest income	-	3	-	6
Interest expense (1)	-	(1,238)	-	(3,246)
Gain on disposition of properties	12,482	34,723	17,043	34,723
Income from discontinued operations	$12,292	$34,387	$16,769	$32,747

(1)	Interest expense for the three and six months ended June 30, 2006, includes $671,000 and $1.9 million of defeasance costs, respectively.

4.         DEBT

Mortgage Notes Payable

            During the six months ended June 30, 2007, we defeased (prepaid) five fixed rate mortgage loans totaling $47.2 million.  In connection with these defeasances, other prepayments and refinancings (see below) we recognized $4.2 million in defeasance and other prepayment costs, which are included in "Interest expense" in the Consolidated Statements of Operations.  We completed the refinancing of four fixed rate mortgage loans that were to mature in 2007 totaling $53.3 million.  Two of the new loans, which total $35.0 million, are variable rate mortgage loans that mature in 2009.  The interest rate on both of these loans is LIBOR plus 1.5%, or 6.8% at June 30, 2007.  The other two new loans, which total $20.0 million, are 5.4% fixed rate mortgage loans that mature in 2014.  Additionally, we prepaid two variable rate mortgage loans totaling $15.7 million with funds borrowed on our unsecured revolving credit facility.

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments.  In connection with the acquisition, effective June 29, 2007, we are including the results of operations, financial condition, including the existing $42.0 million non-recourse mortgage loan, and cash flows in our consolidated financial statements.  The interest rate on this loan is LIBOR plus 1.1%, or 6.5% at June 30, 2007.  This loan matures in 2010.  See Note 2 for additional information regarding this acquisition.

            During the six months ended June 30, 2006, we defeased (prepaid) eight fixed rate mortgage loans totaling $71.3 million and incurred $7.1 million in defeasance and other prepayment costs, $5.2 million of which are included in "Interest expense" and $1.9 million are included in "Income from discontinued operations" in the Consolidated Statements of Operations.

 Revolving Credit Facility/Lines of Credit

            In April 2007, we obtained an unsecured revolving credit facility ("the revolver") in the amount of $100.0 million to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties.  This revolver matures in April 2010 and accrues interest at a variable rate of LIBOR plus 1.6%.  The weighted average interest rate on borrowings outstanding at June 30, 2007, was 7.0%.  In connection with obtaining the revolver, we terminated both our secured $17.0 million and our secured $14.0 million lines of credit.  At June 30, 2007, the revolver had outstanding borrowings of $75.4 million.  There were no borrowings outstanding on the $17.0 million or $14.0 million secured lines of credit at December 31, 2006.

 5.         GOODWILL AND OTHER INTANGIBLE ASSETS

 Goodwill

            In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  The goodwill was allocated fully to the Management and Service Operations Segment.

            In addition to the annual review of goodwill completed during the three months ended March 31, 2007, we reviewed goodwill during the three months ended June 30, 2007, as a result of the loss of fee revenue associated with our acquisition of our joint venture partner's 51.0% interest in Idlewylde Apartments (see Note 2 for details of this purchase).  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Based on this analysis, we determined that goodwill was not impaired as of June 30, 2007.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, an impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

            In connection with the two property acquisitions completed during the second quarter of 2007, as discussed in Note 2, we recorded total intangible assets in the amount of $2.6 million related to existing leases, which will be amortized over 12 months, and $589,000 related to tenant relationships, which will be amortized over 16 months.

 6.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We provide management and other services to (and are reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which our Chief Executive Officer ("CEO") and/or other related parties have varying ownership interests.  The entities which own these properties, as well as other related parties, are referred to as "affiliates."  We also provide similar services to joint venture properties.  Property management fees and other service company revenues recognized for the three and six months ended June 30, 2007 were $126,000 and $250,000, respectively.  Property management fees and other service company revenues recognized for the three and six months ended June 30, 2006 were $144,000 and $334,000, respectively.

            In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.

            Merit Enterprises, Inc., ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS for the three and six months ended June 30, 2007 were $405,000 and $889,000, respectively.  Reported revenue related to work performed by Merit for JAS for the three and six months ended June 30, 2006 were $109,000 and $271,000, respectively.  Accounts receivable from affiliates related to JAS at June 30, 2007 and December 31, 2006, were $162,000 and $33,000, respectively.

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, a Market-Rate property located in Atlanta, Georgia.  Accounts receivable from affiliates related to this acquisition was $638,000 at June 30, 2007.  The final settlement of operating cash will occur during the third quarter at which time we will receive these funds.

 7.         SHARES

            Our Board of Directors authorized the repurchase of up to $50.0 million of our common shares and Class B Series II Preferred Shares.  During the six months ended June 30, 2007, we repurchased 111,500 depository shares at a cost of $2.9 million, leaving a total of $19.5 million remaining under the $50.0 million authorization.

 8.         EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share."  There were 1.9 million and 2.2 million options to purchase common shares outstanding at June 30, 2007 and 2006.  None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

9.         DIRECTOR/EXECUTIVE COMPENSATION

            On June 18, 2007, we implemented The Associated Estates Realty Corporation Elective Deferred Compensation Program (the "Plan").  The Plan is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue code, which strictly regulates the timing of elections and payment.  This plan was developed in lieu of updating our Executive Deferred Compensation Plan, which was initially adopted by the Board of Directors on July 1, 1999.  Eligibility under the Plan shall be determined by the Executive Compensation Committee or its designee, and initially consists of each of our appointed or elected officers.

            The Plan permits deferral of up to 90.0% of base salary and up to 100% of any incentive payment.  An individual bookkeeping account will be maintained for each participant.  Participants are provided a number of measurement funds from which they may select to determine earnings, which may be, but are not required to be, the same as those offered under our 401(k) Savings Plan.  Deferrals of base salary and incentive payments (other than restricted shares, discussed below) are fully vested.

            The Plan also permits the deferral of restricted shares granted under the Equity-Based Award Plan, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units.  Dividend credits shall be made to such account in the form of share equivalent units.  Distribution of amounts reflected by such share equivalents will be made in the form of shares.  The vesting of share equivalent units occurs on the same schedule as the restricted shares that had been deferred.

            The Plan allows for in-service and separation sub-accounts to permit election of distribution at either a specified date or following separation.  Payment of each deferral under the Plan will be made in the form specified in the participant's election, and may be in the form of a lump sum or annual installment payments over a period not to exceed four years.  Payment of each deferral under the Plan will be made on account of separation from service, death, or disability, or at a time specified by the participant, within the parameters set forth in the Plan.  Redeferral elections are permitted within the parameters set forth in the Plan.  Accounts will be distributed upon a change of control, and distribution due to unforeseen financial hardship is also possible.

10.        INTERIM SEGMENT REPORTING

            We have four reportable segments:  (1)  Acquisition/Disposition Multifamily Properties; (2) Same Community Market-Rate ("Market-Rate") Multifamily Properties; (3) Affordable Housing Multifamily Properties; and (4) Management and Service Operations.  We have identified these segments based upon how management makes decisions regarding resource allocation and performance assessment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Market-Rate properties are same community (owned during the entirety of the comparison periods) conventional multifamily residential apartments.  The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by the United States Department of Housing and Urban Development ("HUD") pursuant to Section 8 of the National Housing Act of 1937.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition, Market-Rate and Affordable Housing properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates.  All of our segments are located in the United States.

            The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2006.  We evaluate the performance of our reportable segments based on Net Operating Income ("NOI").  NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service companies' expenses and painting services expenses from Management and Service Company revenue for the Management and Service Operations segment.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Certain other real estate companies may define NOI in a different manner.

            Segment information for the three and six months ended June 30, 2007 and 2006 is as follows:

	For the three months ended June 30, 2007
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$243	$30,462	$3,997	$5,572	$40,274
Elimination of intersegment revenue	-	(8)	(11)	(1,803)	(1,822)
Consolidated revenue	243	30,454	3,986	3,769	38,452

Equity in net loss of joint ventures	-	(110)	(34)	-	(144)

Operating loss from discontinued operations	(190)	-	-	-	(190)

*NOI	126	16,104	2,727	(423)	18,534

Total assets	118,830	564,865	7,664	15,439	706,798

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2007
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$243	$60,247	$6,399	$10,703	$77,592
Elimination of intersegment revenue	-	(18)	(21)	(3,624)	(3,663)
Consolidated revenue	243	60,229	6,378	7,079	73,929

Equity in net loss of joint ventures	-	(147)	(69)	-	(216)

Operating loss from discontinued operations	(274)	-	-	-	(274)

*NOI	126	32,986	3,834	(945)	36,001

Total assets	118,830	564,865	7,664	15,439	706,798

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the three months ended June 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$-	$29,183	$2,320	$5,429	$36,932
Elimination of intersegment revenue	-	(7)	(13)	(1,966)	(1,986)
Consolidated revenue	-	29,176	2,307	3,463	34,946

Equity in net loss of joint ventures	-	(97)	(45)	-	(142)

Operating loss from discontinued operations	(336)	-	-	-	(336)

*NOI	-	15,383	1,182	(380)	16,185

Total assets	53,790	582,226	7,131	18,185	661,332

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	For the six months ended June 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$-	$57,486	$4,638	$10,784	$72,908
Elimination of intersegment revenue		(18)	(21)	(3,931)	(3,970)
Consolidated revenue	-	57,468	4,617	6,853	68,938

Equity in net loss of joint ventures	-	(164)	(84)	-	(248)

Operating loss from discontinued operations	(1,976)	-	-	-	(1,976)

*NOI	-	30,769	2,040	(620)	32,189

Total assets	53,790	582,226	7,131	18,185	661,332

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total NOI to total consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006

Total NOI for reportable segments	$18,534	$16,185	$36,001	$32,189
Depreciation and amortization	(7,573)	(7,468)	(14,979)	(15,177)
General and administrative expense	(2,699)	(2,647)	(5,411)	(4,993)
Interest income	73	112	344	490
Interest expense	(10,241)	(12,449)	(21,802)	(24,637)
Equity in net loss of joint ventures	(144)	(142)	(216)	(248)
Minority interest in operating partnership	(13)	(16)	(27)	(32)
Income from discontinued operations:
Operating (loss) income	(190)	(336)	(274)	(1,976)
Gain on disposition of properties	12,482	34,723	17,043	34,723
Income from discontinued operations	12,292	34,387	16,769	32,747
Consolidated net income	$10,229	$27,962	$10,679	$20,339

11.        CONTINGENCIES

 Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of June 30, 2007, and no accruals have been made for these matters other than those identified in the following paragraphs.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

 Pending Lawsuits

            On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification.  This case arose out of our Suredeposit program.  This program allowed cash short prospective residents to purchase a bond in lieu of paying a security deposit.  The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit.  Plaintiffs allege that the nonrefundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act.  Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act.  On or about January 15, 2004, the Plaintiffs filed a motion for class certification.  We subsequently filed a motion for summary judgment.  Both motions are pending  before the Court.  We intend to vigorously defend ourselves against these claims.

Government Investigations

            On or about August 7, 2002, the Maryland Attorney General served us with a subpoena seeking information concerning certain of our leasing practices in connection with our Maryland properties.  The subpoena sought extensive information going back a number of years, including information about our Suredeposit programs and certain non-refundable deposits.  The Maryland Attorney General completed its review of the information we furnished and based upon that information contended that certain of our leasing practices were in violation of Maryland's landlord tenant laws.  We reached an out of court settlement with the Maryland Attorney General for the purpose of resolving this matter and recorded our estimate of the settlement amount in "General and administrative expense" in the Consolidated Statements of Operations during the second and third quarters of 2006.

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

             Montgomery County commenced additional investigations concerning the charging of trash fees.  We reached an out of court settlement with Montgomery concerning this matter and our estimate of the settlement amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations during the second and third quarters of 2006.

 12.        GUARANTEES

            We previously were a 49.0% partner in the joint venture partnership that owned Idlewylde Apartments, an 843-unit multifamily community, located in Atlanta, Georgia.  In connection with the $42.0 million mortgage loan encumbering this property, we guaranteed certain obligations of the partnership including environmental indemnification obligations and typical nonrecourse carveouts.  Although we had not recorded a liability for a potential loss, we were required by GAAP to estimate the fair value of this guaranty.  We estimated the fair value of the guaranty to be $290,000, and at December 31, 2006, this amount was included as an asset in "Investments in joint ventures, net" and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets.  On June 29, 2007, we acquired our joint venture partner's 51.0% interest in this property.  Consequently, at June 30, 2007, the asset and liability representing the fair value of the guarantee were removed in the accompanying Consolidated Balance Sheets.  In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries.

13.        PROPERTY REVENUE

            During the three months ended June 30, 2007, we recorded non-recurring rental revenue of $1.6 million as a result of a settlement of a lawsuit with HUD relating to rents at some of our Affordable Housing properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2007 performance, which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty, that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

          •    changes in the economic climate in the markets in which we own and manage properties, including interest rates, our ability to consummate the sale of properties pursuant to our current plan, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

          •    the ability of the Company to refinance debt on favorable terms at maturity; the ability of the
               Company to defease or prepay debt pursuant to its current plan;

          •    risks of a lessening of demand for the multifamily units that we own or manage;

          •    competition from other available multifamily units and change in market rental rates;

          •    increases in property and liability insurance costs;

          •    unanticipated increases in real estate taxes and other operating expenses (e.g., cleaning, utilities, repairs and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);

          •    weather and other conditions that might adversely affect operating expenses;

          •    expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;

          •    inability to control operating expenses or achieve increases in revenue;

          •    the results of litigation filed or to be filed against us;

          •    changes in tax legislation;

          •    risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

          •    catastrophic property damage losses that are not covered by our insurance;

          •    risks associated with property acquisitions such as environmental liabilities, among others;

          •    changes in government regulations affecting our properties, the rent of which are subsidized and certain aspects of which are regulated by the United States Department of Housing and Urban Development ("HUD") and other properties that we manage;

          •    inability to renew current contracts with HUD for rent subsidized properties at existing rents

          •    changes in or termination of contracts relating to third party management and advisory business;

          •    risks related to our joint ventures;

          •    risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

          •    our ability to acquire properties at prices consistent with our investment criteria.

            Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units.  Approximately 90.4% of our consolidated revenue was generated from the leasing of these owned units for the six months ended June 30, 2007, and approximately 90.1% of the rental revenue generated by these owned properties during the six months ended June 30, 2007 was related to the Market-Rate properties.

            The operating performance of the Market-Rate properties is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets.  Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenue.  Indicators that we use in measuring these factors include physical occupancy and net collected rent.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property net operating income ("NOI") to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results.  See Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property NOI and total NOI, in addition to a reconciliation of total NOI to consolidated net income in accordance with GAAP.

            2007 Expectations.

•         Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 4.6% to 5.1% in 2007, driven by property revenue increases of 3.6% to 4.1%.

•         Property acquisitions and sales - We plan to acquire between $90.0 million and $150.0 million of properties and sell between $100.0 million and $150.0 million of properties in 2007.

•         Defeasance and other prepayment costs - We expect to incur approximately $7.0 million to $10.0 million in costs to defease/prepay or refinance debt during 2007.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash in the six months ended June 30, 2007 and 2006, are summarized as follows:

	For the six months
	ended June 30,
(In thousands)	2007	2006

Net cash provided by operating activities	$11,915	$9,086
Fixed assets:
Property acquisitions, net	(70,547)	(256)
Property disposition proceeds, net	37,921	40,129
Recurring and non-recurring capital expenditures	(4,636)	(6,124)
Debt:
Decrease in mortgage notes	(62,940)	(74,183)
Increase in revolver or line of credit borrowings	75,350	12,400
Cash dividends and operating partnership distributions paid	(8,458)	(8,505)
Purchase of preferred and/or treasury shares	(3,254)	(10,254)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our revolver and proceeds from property sales.  Cash provided by operations in 2007 increased compared to 2006 primarily due to increased property revenue and decreased interest expense in 2007, which was partially offset by changes in accounts payable and accounts receivable resulting from the timing of cash payments and cash receipts.

            During the six months ended June 30, 2007, we received $37.9 million from the sale of two properties.  We also acquired two properties and purchased land for a total cash outlay of $70.5 million primarily with funds from sold properties and from borrowings on the revolver.  We paid dividends and distributions of $8.4 million and paid a total of $4.6 million for recurring and non-recurring capital additions.  Additionally, we paid $2.9 million to repurchase a portion of our outstanding Class B preferred depository shares.

            During the six months ended June 30, 2007, we defeased/prepaid five fixed rate mortgages and prepaid two variable rate mortgage loans with borrowings on the revolver.  We refinanced four fixed rate mortgages that were to mature in 2007 with two variable rate mortgages that mature in 2009 and two fixed rate mortgages that mature in 2014.  Additionally, in connection with our June 29, 2007 acquisition of our joint venture partner's 51.0% interest in Idlewylde Apartments, the existing $42.0 million variable rate, non-recourse mortgage loan that matures in 2010, is now included in our consolidated financial statements.

            In April 2007, we obtained a $100.0 million revolver to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties.  In connection with the revolver, we terminated our $17.0 million and $14.0 million secured lines of credit.  At June 30, 2007, there were borrowings of $75.4 million outstanding on the revolver leaving $24.6 million available for additional borrowings.

            We anticipate funding approximately $9.4 million for recurring, investment/revenue enhancing and nonrecurring capital expenditures for the remainder of 2007.  These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

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

            We anticipate that we will meet our liquidity requirements for the remainder of 2007 generally through net cash provided by operations and property sales' proceeds.  We believe that these and other sources, such as the revolver, should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.  We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate.

            Guarantees.  We routinely guaranty mortgage debt of our wholly owned subsidiaries.  In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred related to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance.  Such indemnification obligations may not be subject to maximum loss clauses.  Historically, payments made related to these indemnifications have not been material.

            Off-Balance Sheet Investments and Financing Commitments.  At June 30, 2007, we had an investment in one joint venture that owns an Affordable Housing multifamily apartment community.  The operation of this property is similar to the operations of our wholly owned portfolio.  Joint venture investments enable us to exercise influence over the operations of such properties and share in their profits, while earning additional fee income.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights".  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.  This joint venture property had negative cash flow during 2006 and is expected to have negative cash flow during 2007 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  We are pursuing a request to HUD for an increase in housing assistance payments in order to address the deficit.  The joint venture partnership that owns this property intends to sell it.  Additional cash contributions that may be required of us to pay deficits, if any, are not expected to be material.  Our proportionate share of the debt on this property at June 30, 2007, was $2.1 million.

Management and Service Operations.  In January 2007, we entered into a management contract for a property located in Pennsylvania for which we anticipate receiving approximately $64,000 in annual fee revenue.

            In June 2007, we were notified that a management contract for a property located in Northeast Ohio was to be terminated effective July 31, 2007.  Annual fees received in connection with this contract were approximately $35,000.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

            In the following discussion, Market-Rate properties represent 51 wholly owned Same Community Market-Rate properties that we have owned during the entirety of the comparison periods.  Affordable Housing properties represent 11 properties subject to HUD regulations.  Acquired/Disposed properties represent two recently acquired properties and all sold properties.

            Overall, the net loss from continuing operations for 2007 decreased in both comparison periods primarily due to an increase in property revenue and a decrease in interest expense during 2007.

            The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006:

	Increase (decrease) in		Increase (decrease) in
	three month comparison		six month comparison
	period ended June 30,		period ended June 30,
(In thousands)	2007 to June 30, 2006		2007 to June 30, 2006

Property revenue	$3,200	10.2%	$4,765	7.7%
Property operating and maintenance expense items:
Real estate taxes and insurance	307	6.6%	65	0.7%
Other operating expenses	226	20.5%	506	25.0%
Interest expense	(2,208)	(17.7)%	(2,835)	(11.5)%

            Property Revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units).  This information is presented in the following table for the three and six months ended June 30, 2007 and 2006 (information for the three and six months ended June 30, 2006 reflect results based upon the operating properties and their respective segments as of June 30, 2007):

	For the three months ended
	June 30, 2007		June 30, 2006
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit
Market-Rate Properties:
Midwest	96.8%	$726	95.8%	$697
Mid-Atlantic/Southeast	94.8%	$1,061	95.3%	$1,018
Total Market-Rate	96.3%	$807	95.7%	$774
Affordable Housing	99.6%	$659	99.7%	$646

	For the six months ended
	June 30, 2007		June 30, 2006
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit
Market-Rate Properties:
Midwest	96.8%	$720	95.8%	$685
Mid-Atlantic/Southeast	94.8%	$1,052	95.3%	$1,008
Total Market-Rate	96.3%	$799	95.7%	$763
Affordable Housing	99.1%	$482	99.7%	$645

            Property revenue increased in 2007 during both comparison periods primarily as a result of increased occupancy and a combination of rental rate increases and an overall reduction in concessions being offered in the Market-Rate segment.  Additionally, during the three months ended June 30, 2007, we recorded non-recurring rental revenue of $1.6 million as a result of a settlement of a lawsuit with HUD relating to rents at some of our Affordable Housing properties.

            Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased during both comparison periods primarily as a result of increases in real estate tax expense and other operating expenses.  Real estate taxes increased in both comparison periods primarily due to estimated increases in assessed property values and millage rates in 2007.  Other operating expenses increased primarily as a result of increases in uncollectible tenant rent receivables and associated collection costs.  These increases were partially offset by a credit recorded during 2007 related to our self-insurance property plan resulting from favorable loss experiences.

            Interest Expense.  Interest expense decreased in 2007 during both comparison periods primarily as a result of reduced mortgage debt outstanding during most of the 2007 comparison periods.  Additionally, costs recorded in continuing operations related to the defeasance/prepayment of mortgage loans during the three and six month comparison periods were $1.3 million and $1.0 million, respectively, lower in 2007 than in 2006.

            Income from Discontinued Operations.  Discontinued operations includes the operating results of the properties that were sold during 2007 and 2006 and the gains related to sales completed during each of the comparison periods.  For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

            For a discussion of contingencies, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at June 30, 2007, an interest rate change of 100 basis points would impact interest expense approximately $1.7 million on an annual basis. We occasionally use derivative instruments to manage our exposure to interest rates.  See "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2006, for a more complete discussion of interest rate sensitive assets and liabilities.

 ITEM 4.  CONTROLS AND PROCEDURES

            Disclosure Controls and Procedures.  We have evaluated the design and operations of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

 ITEM 1A.    RISK FACTORS

                  See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

April 1 through
April 30	3,121	$14.79	-	$22,433
May 1 through
May 31	304	$15.05	-	$22,433
June 1 through
June 30	-	-	111,500	$19,530
Total	3,425	$14.81	111,500

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 2, 2007, we held our Annual Meeting of Shareholders.  Following are the matters our shareholders voted upon and the results of the vote:

                  (1)  The election of the following directors:

		Withheld
	For	Authority

Albert T. Adams	9,686,295	4,485,846
James M. Delaney	13,670,735	501,406
Jeffrey I. Friedman	12,243,260	1,928,881
Michael E. Gibbons	13,681,201	490,940
Mark L. Milstein	12,252,076	1,920,065
James A. Schoff	13,673,536	498,605
Richard T. Schwarz	13,663,748	508,393

(2)  Ratification of the selection of PricewaterhouseCoopers LLP as the Company's Independent Accountants.

For	Against	Abstain
14,123,304	21,217	24,620

ITEM 6.     EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation.	Exhibit 3.2 to Form 10-Q filed herewith.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended)

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to From 10-K filed March 1, 2006.

4.9a(i)	Amendment No. 1 to Third Amended and Restated Loan Agreement dated May 15, 2006 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a(i) to Form 10-Q filed August 1, 2006.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.
29

Filed herewith or
incorporated herein
Number	Title	by reference

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

4.12	Amended and Restated Loan Agreement dated February 20, 2006 between The Huntington National Bank and MIG/Orlando Development Ltd.	Exhibit 4.12 to Form 10-Q filed May 2, 2006.

4.13

Credit Agreement Dated As of April 24, 2007 among Associated Estates Realty Corporation, as Borrower and National City Bank as Administrative Agent, Lead Arranger, and Book Manager and The Several Lenders From Time to Time Parties Hereto, as Lenders.

Exhibit 4.13 to Form 10-Q filed herewith.

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

10.10

Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on M ay 4, 2005).  Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.

Exhibit 99.01 to Form S-8 filed May 26, 2005.
30

Filed herewith or
incorporated herein
Number	Title	by reference

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan	Exhibit 10.13 to Form 10-Q filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.
31

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

July 31, 2007	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer
32