Form 10-Q
period 2007-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2007-10-30
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding as of October 25, 2007 was 16,354,789 shares

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30,	December 31,
ASSETS	2007	2006
Real estate assets
Land	$109,192	$92,341
Buildings and improvements	830,914	751,393
Furniture and fixtures	29,600	28,126
	969,706	871,860
Less: accumulated depreciation	(299,632)	(281,994)
	670,074	589,866
Construction in progress	1,448	1,323
Real estate associated with property held for sale, net	-	331
Real estate, net	671,522	591,520
Cash and cash equivalents	4,783	30,010
Restricted cash	6,916	7,279
Accounts and notes receivable, net
Rents	1,103	1,582
Affiliates	1,457	322
Other	2,080	1,955
Investments in joint ventures, net	-	5,247
Goodwill	1,725	1,725
Other assets, net	16,531	9,155
Other assets associated with property held for sale, net	-	34
Total assets	$706,117	$648,829
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$511,693	$472,854
Unsecured revolving credit facility	24,990	-
Unsecured debt	25,780	25,780
Total debt	562,463	498,634
Accounts payable, accrued expenses and other liabilities	26,590	24,568
Dividends payable	2,905	2,934
Resident security deposits	3,849	3,601
Funds held on behalf of managed properties - affiliates	313	200
Funds held on behalf of managed properties - other	4,600	1,978
Accrued interest	3,136	2,992
Accumulated losses in excess of investments in joint ventures	1,358	-
Other liabilities associated with property held for sale	-	20
Total liabilities	605,214	534,927
Operating partnership minority interest	1,829	1,851
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and
220,850 and 232,000 outstanding at September 30, 2007 and December 31, 2006, respectively	55,213	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 16,907,989 and 17,261,224 outstanding at September 30, 2007 and
December 31, 2006, respectively	2,300	2,300
Paid-in capital	280,709	280,369
Accumulated distributions in excess of accumulated net income	(178,795)	(173,962)
Accumulated other comprehensive loss	(226)	(71)
Less: Treasury shares, at cost, 6,087,774 and 5,734,539 shares
at September 30, 2007 and December 31, 2006, respectively	(60,127)	(54,585)
Total shareholders' equity	99,074	112,051
Total liabilities and shareholders' equity	$706,117	$648,829

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenue
Property revenue	$36,346	$32,053	$103,196	$94,138
Management and service company revenue:
Fees, reimbursements and other	2,462	2,914	8,304	9,173
Painting services	560	216	1,797	810
Total revenue	39,368	35,183	113,297	104,121
Expenses
Property operating and maintenance	16,961	14,717	46,865	43,993
Depreciation and amortization	9,278	7,513	24,258	22,690
Direct property management and service company expenses	2,931	3,188	9,802	9,911
Painting services	498	272	1,651	1,021
General and administrative	2,463	2,679	7,873	7,672
Total expenses	32,131	28,369	90,449	85,287
Operating income	7,237	6,814	22,848	18,834
Interest income	57	96	401	585
Interest expense	(10,071)	(16,855)	(31,873)	(41,492)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(2,777)	(9,945)	(8,624)	(22,073)
Equity in net loss of joint ventures	(31)	(139)	(247)	(387)
Minority interest in operating partnership	(13)	(15)	(40)	(47)
(Loss) income from continuing operations	(2,821)	(10,099)	(8,911)	(22,507)
Income from discontinued operations:
Operating income (loss)	-	31	(274)	(1,945)
Gain on disposition of properties	-	3,397	17,043	38,120
Income from discontinued operations	-	3,428	16,769	36,175
Net (loss) income	(2,821)	(6,671)	7,858	13,668
Preferred share dividends	(1,201)	(1,262)	(3,724)	(3,785)
Preferred share repurchase costs	-	-	(172)	-
Net (loss) income applicable to common shares	$(4,022)	$(7,933)	$3,962	$9,883

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.24)	$(0.67)	$(0.75)	$(1.55)
Income from discontinued operations	-	0.20	0.98	2.13
Net (loss) income applicable to common shares	$(0.24)	$(0.47)	$0.23	$0.58

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

Weighted average number of common shares
outstanding - basic and diluted	17,069	16,892	17,110	17,016

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

		Class B	Common		Accumulated
		Cumulative	Shares		Distributions	Accumulated
		Redeemable	(at $.10	Total	In Excess of	Other	Treasury
		Preferred	stated	Paid-In	Accumulated	Comprehensive	Shares
(In thousands, except share amounts)	Total	Shares	value)	Capital	Net Income	Income	(at Cost)

Balance, December 31, 2006	$112,051	$58,000	$2,300	$280,369	$(173,962)	$(71)	$(54,585)
Comprehensive income:
Net income	7,858	-	-	-	7,858	-	-
Other comprehensive income:
Change in fair value of hedge
instruments	(155)	-	-	-	-	(155)	-
Total comprehensive income	7,703	-	-	-	7,858	(155)	-

Share-based compensation	1,221	-	-	330	8	-	883
Purchase of 469,669 common shares	(6,645)	-	-	-	-	-	(6,645)
Issuance of 18,979 common shares for stock
option exercises from treasury shares	173	-	-	(47)	-	-	220
Repurchase of Class B Cumulative
Redeemable Preferred Shares	(2,902)	(2,787)	-	57	(172)	-	-
Common share dividends	(8,803)	-	-	-	(8,803)	-	-
Preferred share dividends	(3,724)	-	-	-	(3,724)	-	-
Balance, September 30, 2007	$99,074	$55,213	$2,300	$280,709	$(178,795)	$(226)	$(60,127)

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006
Cash flow from operating activities:
Net income	$7,858	$13,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	24,841	25,225
Loss on fixed asset replacements write-off	87	143
Gain on disposition of properties	(17,043)	(38,120)
Minority interest in operating partnership	40	47
Amortization of deferred financing costs and other	1,251	668
Amortization of swap termination payments received	(223)	(431)
Share-based compensation	1,126	710
Equity in net loss of joint ventures	247	387
Distribution from joint ventures	-	318
Net change in assets and liabilities:
Accounts and notes receivable	(781)	2,159
Accounts payable and accrued expenses	1,279	3,218
Other operating assets and liabilities	(1,107)	(2,270)
Restricted cash	780	1,617
Total adjustments	10,497	(6,329)
Net cash flow provided by operations	18,355	7,339
Cash flow from investing activities:
Recurring fixed asset additions	(7,843)	(8,787)
Revenue enhancing/non-recurring fixed asset additions	(1,267)	(1,228)
Net proceeds from disposition of operating properties	37,921	44,844
Deposit of sale proceeds to escrow account	-	(1,300)
Acquisition fixed asset additions	(70,547)	(256)
Other investing activity	(68)	(321)
Net cash flow (used for) provided by investing activities	(41,804)	32,952
Cash flow from financing activities:
Principal payments on mortgage notes payable	(118,699)	(197,689)
Payment of debt procurement costs	(1,659)	(1,425)
Proceeds from mortgage notes obtained	115,538	132,209
Revolver and/or line of credit borrowings	104,240	71,700
Revolver and/or line of credit repayments	(79,250)	(60,230)
Common share dividends paid	(8,810)	(8,851)
Preferred share dividends paid	(3,724)	(3,785)
Operating partnership distributions paid	(40)	(50)
Exercise of stock options	173	745
Purchase of preferred and/or treasury shares	(9,547)	(10,256)
Net cash flow used for financing activities	(1,778)	(77,632)
Decrease in cash and cash equivalents	(25,227)	(37,341)
Cash and cash equivalents, beginning of period	30,010	39,733
Cash and cash equivalents, end of period	$4,783	$2,392

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,905	$2,909
Cash paid for interest	30,919	45,478
Fixed asset replacement and other write-offs	2,002	2,338
Net change in accounts payable related to recurring fixed asset additions	479	624
Final adjustment to fixed assets related to 2002 non-monetary joint venture exchange	-	496
Fixed asset adjustment for purchase of operating partnership units	-	137
Assumption of debt in connection with property acquisition	42,000	-

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

            As of September 30, 2007, our property portfolio consisted of: (i) 65 owned apartment communities containing 14,554 units in nine states, 12 of which are Affordable Housing communities including one joint venture property containing 108 units; (ii) 33 apartment communities that we manage for third party owners consisting of 5,355 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.

            During the third quarter of 2007, we announced our plan to exit the Affordable Housing business.  As of September 30, 2007, 30 of the 33 apartment communities that we manage for third party owners were Affordable Housing communities.  The owner of 23 of these Affordable Housing communities will be self-managing those communities effective January 1, 2008.  The remaining third party owned managed properties are expected to be transitioned during the first half of 2008.  The 11 Affordable Housing communities that we own are being marketed for sale and the joint venture Affordable Housing community is under contract to be sold.

Basis of presentation

            The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair presentation, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006.

Share-Based Compensation

            The Amended and Restated 2001 Equity-Based Award Plan (the "Plan") was the only share-based compensation plan in effect on September 30, 2007.  The Plan provides for share-based awards to our officers, employees and directors.  Share-based awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares and other awards based on common shares.  We also have share-based awards outstanding that had been issued under two other plans that have since expired and outstanding awards that were issued to our outside directors.  For additional information regarding these share-based compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006.

             Our share-based compensation awards, which consist primarily of restricted shares, contain service and/or performance conditions that may affect the number and timing of shares that ultimately vest.  In 2007, an award consisting solely of restricted shares was granted to management in which the majority of the shares are subject to market and service conditions, with the remaining shares being subject to performance and service conditions.  Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.  Compensation cost for the award with market conditions is based on the estimated fair value of the award on the date granted, as described below, and the vesting period.

            During the three months ended September 30, 2007 and 2006, we recognized total share-based compensation cost of $404,000 and $242,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the nine months ended September 30, 2007 and 2006, we recognized total share-based compensation cost of $1.1 million and $692,000, respectively, in "General and administrative expense".  Additionally, we allocated an immaterial amount of equity compensation expense to individual properties, which is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  During the nine months ended September 30, 2007 and 2006, there were 4,000 and 237,155 options awarded, respectively.

             Restricted Shares.  The following table represents restricted share activity for the nine months ended September 30, 2007:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	171,509	$ 10.26
Granted	122,105	$ 11.77
Vested	76,090	$ 7.14
Forfeited	2,355	$ 12.74
Nonvested at end of period	215,169	$ 11.41

            During June 2007, a portion of the restricted shares that had been granted during the first quarter of 2007 were deferred under the Associated Estates Realty Corporation Elective Deferred Compensation Program, which was implemented in June 2007.  See Note 9 for additional information regarding this program.

            A portion of the restricted shares granted during the nine months ended September 30, 2007, were awards in which the number of shares that will ultimately vest are subject to market conditions.  The total estimated grant-date fair value of these awards, including the awards that were deferred, as noted above, was $1.4 million.  We used the Monte Carlo method to estimate the fair value of these awards.  The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics.  There were one million simulation paths used to estimate the fair value of these awards.  The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods.  The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods.  The expected life used was the market condition performance periods.

            The following table represents the assumption ranges used in the Monte Carlo method:

Nine Months Ended
September 30, 2007

Expected volatility	25.7% to 27.7%
Risk-free interest rate	4.5% to 5.1%
Expected life (performance period)	One to three years

Operating Partnership Minority Interest

            In conjunction with the 1998 acquisition of an operating partnership that owned two apartment communities, we issued a total of 522,032 operating partnership units ("OP units").  In January 2007, 942 of the OP units were redeemed.  As of September 30, 2007, there were 78,335 OP units remaining.

Derivatives Instruments and Hedging Activities

               During the nine months ended September 30, 2007, we entered into a pay-fixed, receive-floating interest rate swap ("swap") with a notional amount of $42.0 million.  The swap has an effective date of September 1, 2007 and a maturity date of June 1, 2010.  The swap has the economic effect of fixing $42.0 million of our variable rate debt at 5.9%.  We designated this swap as a cash flow hedge.  We expect the swap to be highly effective at offsetting changes in cash flows on $42.0 million of our variable rate, LIBOR-based debt due to changes in the LIBOR swap rate.  Therefore, effective changes in the fair value of the swap will be recorded in "Other Comprehensive Income" ("OCI").  Amounts in OCI will be reclassified into earnings over the term of the loan as interest payments are paid.  The ineffective portion of the changes in fair value of the swap will be recorded directly in earnings.  As of September 30, 2007, this swap was reported at fair value on the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities" in the amount of $226,000.  As of September 30, 2007 there has been no hedge ineffectiveness.

Classification of Fixed Asset Additions

            We consider recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value.  We consider investment/revenue enhancing and/or non-recurring fixed asset additions to be capital expenditures if such improvements increase the value of the property and/or enable us to increase rents.  We consider acquisition and development fixed asset additions to be for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

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

2.         PROPERTIES ACQUIRED

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, an 843-unit Market-Rate property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  We paid our partner $21.6 million in cash.  This acquisition was structured as a 1031 reverse exchange and was funded with borrowings from our revolving credit facility.  Commencing June 29, 2007, the results of operations, financial condition, including the existing $42.0 million non-recourse mortgage loan, and cash flows of this property are included in our consolidated financial statements.

            On June 8, 2007, we acquired a 268-unit Market-Rate property located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily by 1031 proceeds from the disposition of a Market-Rate property which we sold on May 30, 2007, and with borrowings from our revolving credit facility.

            On May 25, 2007, we acquired the land on which one of our Affordable Housing properties is located for a purchase price of $897,000.  We had been leasing this land pursuant to a ground lease which was scheduled to mature in 2021.

3.         PROPERTIES SOLD OR HELD FOR SALE

            We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  Real estate assets that are classified as held for sale are also reported as discontinued operations.  We classify properties as held for sale when all significant contingencies surrounding the closing have been resolved.  In many transactions, these contingencies are not satisfied until the actual closing of the transaction.  Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.  During the third quarter of 2007, as discussed in Note 1 above, we announced our plan to exit the Affordable Housing business and as a result, we are marketing for sale the 11 Affordable Housing communities that we own.  These properties were not classified as held for sale at September 30, 2007 because of the existing unresolved contingencies in connection with the sale of these properties.  As of September 30, 2007, there were no properties classified as held for sale.

            On May 30, 2007, we completed the sale of a Market-Rate property located in Northeast Ohio.  The sales price was a net $34.6 million and we recorded a gain of $12.5 million.  This property was part of a Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

             On February 20, 2007, we completed the sale of a congregate care Market-Rate property located in Northeast Ohio.  The sales price was $5.2 million and we recorded a gain of $4.6 million.  The proceeds of this sale are primarily being used to fund revenue enhancing/non-recurring capital expenditures and general corporate purposes during 2007.

             On September 28, 2006, we completed the sale of an Affordable Housing property located in Northeast Ohio.  The sales price was a net $2.9 million and we recorded a gain of $2.5 million.  The proceeds of this sale were used for general corporate purposes.

             On August 28, 2006, we completed the sale of a congregate care Market-Rate property located in Northeast Ohio.  The sales price was $2.0 million and we recorded a gain of $865,000.  Proceeds of this sale in the amount of $1.3 million were placed in escrow and were used to repay debt in October 2006.  The remaining proceeds were used for other general corporate purposes.

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

            "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 includes the operating results for the two properties sold in 2007 and eight properties sold in 2006 as well as gain recognized on the property sales referenced above.  The following chart summarizes "Income from discontinued operations" for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
REVENUE
Property revenue	$ -	$3,730	$2,943	$13,911

EXPENSES
Property operating and maintenance	-	2,407	2,633	9,540
Depreciation and amortization	-	750	584	2,535
Total expenses	-	3,157	3,217	12,075
Operating income (loss)	-	573	(274)	1,836
Interest income	-	4	-	10
Interest expense (1)	-	(546)	-	(3,791)
Gain on disposition of properties	-	3,397	17,043	38,120
Income from discontinued operations	$ -	$3,428	$16,769	$36,175

(1)	Interest expense for the three and nine months ended September 30, 2006, includes $71 and $1,936 of defeasance costs, respectively.

4.         DEBT

Mortgage Notes Payable

            During the nine months ended September 30, 2007, we defeased/prepaid five fixed rate mortgage loans totaling $47.2 million.  In connection with these defeasances, other prepayments and refinancings (see below) we recognized $4.2 million in defeasance and other prepayment costs which are included in "Interest expense" in the Consolidated Statements of Operations.  During this period, we completed the refinancing of four fixed rate mortgage loans that were to mature in 2007 totaling $53.3 million.  Two of the new loans totaling $35.0 million are variable rate mortgage loans that mature in February and April of 2009.  The interest rate on these loans is LIBOR plus 1.3%, or 6.4% at September 30, 2007.  The other two new loans, which total $20.0 million, are 5.4% fixed rate mortgage loans that mature in June 2014.  Additionally, we made three new loans totaling $60.5 million.  Two of these loans totaling $36.0 million mature in October 2012 and accrue interest at a fixed rate of 5.7%, and the other loan in the amount of $24.5 million matures in October 2014 and accrues interest at a fixed rate of 5.6%.  We also prepaid two variable rate mortgage loans totaling $15.7 million with funds borrowed on our unsecured revolving credit facility.

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments.  In connection with the acquisition, effective June 29, 2007, we are including the results of operations, financial condition, including the existing $42.0 million non-recourse mortgage loan, and cash flows in our consolidated financial statements.  During the third quarter of 2007, we executed an interest rate swap in connection with this loan that effectively fixed the interest rate at 5.9% through maturity.  This loan matures in June 2010.  See Note 1 for additional information regarding the interest rate swap and Note 2 for additional information regarding the acquisition.

            During the nine months ended September 30, 2006, we defeased/prepaid 13 fixed rate mortgage loans totaling $138.9 million and incurred $14.3 million in defeasance and other prepayment costs, $12.4 million of which are included in "Interest expense" and $1.9 million of which are included in "Income from discontinued operations" in the Consolidated Statements of Operations.  See Note 3 for further information on the categories that determine "Income from discontinued operations."

            On September 14, 2006, we completed the $132.2 million mortgage refinancing of five Market-Rate properties.  The existing mortgages on these properties were defeased with proceeds from the refinancing and are included in the above referenced 13 defeased loans.  The new loans were structured as five separate mortgage loans, however, each mortgage loan is cross-collateralized and cross-defaulted with the other mortgage loans involved in the refinancing and each loan includes a collateral substitution feature.  These loans mature in October 2013 and accrue interest at a fixed rate of 6.1%.

            On September 15, 2006, we prepaid three variable rate, conventional mortgages totaling $54.6 million with proceeds from the September 14, 2006 refinancing discussed above, and recognized $300,000 of expense related to the prepayments.  These loans had been secured by three Market-Rate properties.

Revolving Credit Facility/Lines of Credit

            In April 2007, we obtained an unsecured revolving credit facility ("revolver") in the amount of $100.0 million to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties.  This revolver matures in April 2010 and accrues interest at a variable rate of LIBOR plus 1.6%.  The weighted average interest rate on borrowings outstanding at September 30, 2007, was 7.1%.  In connection with obtaining the revolver, we terminated both our secured $17.0 million and our secured $14.0 million lines of credit.  At September 30, 2007, the revolver had outstanding borrowings of $25.0 million.  There were no borrowings outstanding on the $17.0 million or $14.0 million secured lines of credit at December 31, 2006.

5.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

            In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  The goodwill was allocated fully to the Management and Service Operations Segment.

            In addition to the annual review of goodwill completed during the three months ended March 31, 2007, we reviewed goodwill during the three months ended June 30, 2007, as a result of the loss of fee revenue associated with our acquisition of our joint venture partner's 51.0% interest in Idlewylde Apartments (see Note 2 for details of this acquisition).  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Based on this analysis, we determined that goodwill was not impaired as of June 30, 2007.  As such, there were no changes to the carrying amount of goodwill during the nine months ended September 30, 2007.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

            In connection with the two property acquisitions completed during 2007, as discussed in Note 2, we recorded total intangible assets in the amount of $2.6 million related to existing leases, which is being amortized over 12 months, and $589,000 related to tenant relationships, which is being amortized over 16 months.

6.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We provide management and other services (and are reimbursed for certain expenses incurred on behalf of) to certain non-owned properties in which our Chief Executive Officer ("CEO") and/or other related parties have varying ownership interests.  The entities which own these properties, as well as other related parties, are referred to as "affiliates."  We also provide similar services to joint venture properties.  Property management fees and other service company revenues recognized for the three and nine months ended September 30, 2007, were $63,000 and $313,000, respectively.  Property management fees and other service company revenues recognized for the three and nine months ended September 30, 2006, were $128,000 and $462,000, respectively.

            In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.  Funds due from affiliates were $255,000 and $294,000 at September 30, 2007 and December 31, 2006, respectively.

            Merit Enterprises, Inc., ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS for the three and nine months ended September 30, 2007, was $328,000 and $1,216,000, respectively.  Reported revenue related to work performed by Merit for JAS for the three and nine months ended September 30, 2006, was $2,000 and $273,000, respectively.  Accounts receivable related to JAS at September 30, 2007 and December 31, 2006, was $339,000 and $33,000, respectively.

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, a Market-Rate property located in Atlanta, Georgia.  Accounts receivable from the joint venture partnership related to this acquisition was $779,000 at September 30, 2007.  We received these funds in October 2007.

7.         SHARES

            Our Board of Directors authorized the repurchase of up to $50.0 million of our common shares and Class B Series II Preferred Shares.  During the nine months ended September 30, 2007, we repurchased 111,500 preferred depository shares at a cost of $2.9 million and 468,000 common shares at a cost of $6.3 million leaving a total of $13.2 million remaining under the $50.0 million authorization.  See Note 14 for additional information related to the repurchase of shares.

8.         EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share."  There were 1.9 million and 2.1 million options to purchase common shares outstanding at September 30, 2007 and 2006, respectively.  None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

9.         DIRECTOR/EXECUTIVE COMPENSATION

            On June 18, 2007, we implemented The Associated Estates Realty Corporation Elective Deferred Compensation Program (the "Plan").  The Plan is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue code, which strictly regulates the timing of elections and payment.  This plan was developed in lieu of updating our Executive Deferred Compensation Plan, which was initially adopted by the Board of Directors on July 1, 1999.  Eligibility under the Plan shall be determined by the Executive Compensation Committee or its designee, and initially consists of each of our appointed and/or elected officers.

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

            The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2006.  We evaluate the performance of our reportable segments based on Net Operating Income ("NOI").  NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations), Market-Rate and Affordable Housing segments and deducting direct property management and service company expenses and painting service expenses from Management and Service Company revenue for the Management and Service Operations segment.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Certain other real estate companies may define NOI in a different manner.

            Segment information for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30, 2007
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$3,112	$30,849	$2,408	$4,868	$41,237
Elimination of intersegment revenue	-	(2)	(21)	(1,846)	(1,869)
Consolidated revenue	3,112	30,847	2,387	3,022	39,368

Equity in net loss of joint ventures	-	-	(31)	-	(31)

*NOI	1,929	16,231	1,225	(407)	18,978

Total assets	118,317	562,939	7,711	17,150	706,117

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Nine Months Ended September 30, 2007
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$3,355	$91,096	$8,807	$15,571	$118,829
Elimination of intersegment revenue	-	(20)	(42)	(5,470)	(5,532)
Consolidated revenue	3,355	91,076	8,765	10,101	113,297

Equity in net loss of joint ventures	-	(148)	(99)	-	(247)

Operating loss from discontinued operations	(274)	-	-	-	(274)

*NOI	2,056	49,217	5,058	(1,352)	54,979

Total assets	118,317	562,939	7,711	17,150	706,117

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Three Months Ended September 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$-	$29,686	$2,389	$5,072	$37,147
Elimination of intersegment revenue	-	(7)	(15)	(1,942)	(1,964)
Consolidated revenue	-	29,679	2,374	3,130	35,183

Equity in net loss of joint ventures	-	(106)	(33)	-	(139)

Operating income from discontinued operations	31	-	-	-	31

*NOI	-	16,152	1,184	(330)	17,006

Total assets	52,848	580,407	7,352	17,715	658,322

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Nine Months Ended September 30, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market Rate	Housing	Operations	Consolidated

Total segment revenue	$-	$87,169	$7,031	$15,855	$110,055
Elimination of intersegment revenue	-	(26)	(36)	(5,872)	(5,934)
Consolidated revenue	-	87,143	6,995	9,983	104,121

Equity in net loss of joint ventures	-	(271)	(116)	-	(387)

Operating loss from discontinued operations	(1,945)	-	-	-	(1,945)

*NOI	-	46,927	3,218	(949)	49,196

Total assets	52,848	580,407	7,352	17,715	658,322

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total NOI to total consolidated net (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Total NOI for reportable segments	$18,978	$17,006	$54,979	$49,196
Depreciation and amortization	(9,278)	(7,513)	(24,258)	(22,690)
General and administrative expense	(2,463)	(2,679)	(7,873)	(7,672)
Interest income	57	96	401	585
Interest expense	(10,071)	(16,855)	(31,873)	(41,492)
Equity in net loss of joint ventures	(31)	(139)	(247)	(387)
Minority interest in operating partnership	(13)	(15)	(40)	(47)
Income from discontinued operations:
Operating income (loss)	-	31	(274)	(1,945)
Gain on disposition of properties	-	3,397	17,043	38,120
Income from discontinued operations	-	3,428	16,769	36,175
Consolidated net (loss) income	$(2,821)	$(6,671)	$7,858	$13,668

11.        CONTINGENCIES

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of September 30, 2007, and no accruals have been made for these matters other than those identified in the following paragraphs.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

12.        GUARANTEES

            We previously were a 49.0% partner in the joint venture partnership that owned Idlewylde Apartments, an 843-unit multifamily community, located in Atlanta, Georgia.  In connection with the $42.0 million mortgage loan encumbering this property, we guaranteed certain obligations of the partnership including environmental indemnification obligations and typical nonrecourse carveouts.  Although we had not recorded a liability for a potential loss, we were required by GAAP to estimate the fair value of this guaranty.  We estimated the fair value of the guaranty to be $290,000, and at December 31, 2006, this amount was included as an asset in "Investments in joint ventures, net" and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets.  On June 29, 2007, we acquired our joint venture partner's 51.0% interest in this property.  Consequently, during the second quarter of 2007, the asset and liability representing the fair value of the guarantee were removed in the accompanying Consolidated Balance Sheets.  In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries.

13.        PROPERTY REVENUE

             During the second quarter of 2007, we recorded non-recurring rental revenue of $1.6 million as a result of a settlement of a lawsuit with HUD relating to rents at some of our Affordable Housing properties.

14.        SUBSEQUENT EVENTS

Treasury Shares

            On October 3, 2007, we completed the repurchase of 552,000 common shares at a cost of $7.3 million which left a total of $5.9 million remaining under the $50.0 million authorization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2007 performance, which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

            Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units.  Rents from the owned units represented 91.0% of our consolidated revenue for the nine months ended September 30, 2007.  The Market-Rate properties represented 88.3% of the rental revenue generated by these owned properties during the nine months ended September 30, 2007.

            The operating performance of the Market-Rate properties is affected by factors such as interest rates, unemployment rates, and the supply and demand of rental housing in particular markets.  Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenue.  Indicators that we use in measuring these factors include physical occupancy and net collected rent.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property net operating income ("NOI") to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results.  See Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property NOI and total NOI, in addition to a reconciliation of total NOI to consolidated net (loss) income in accordance with GAAP.

            Updated 2007 Expectations.

•	Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 4.7% to 5.0% in 2007, driven by property revenue increases of 3.9% to 4.2%.
•	Property acquisitions and sales - We plan to acquire between $90.0 million and $150.0 million of properties and sell between $40.0 million and $110.0 million of properties in 2007.
•	Defeasance and other prepayment costs - We expect to incur $4.2 million in costs to defease/prepay or refinance debt during 2007.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash in the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Net cash provided by operating activities	$18,355	$7,339
Fixed assets:
Property acquisitions, net	(70,547)	(256)
Property disposition proceeds, net	37,921	44,844
Recurring and non-recurring capital expenditures	(9,110)	(10,015)
Debt:
Decrease in mortgage notes	(3,161)	(65,480)
Increase in revolver or line of credit borrowings	24,990	11,470
Cash dividends and operating partnership distributions paid	(12,574)	(12,686)
Purchase of preferred and/or treasury shares	(9,547)	(10,256)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our revolver and proceeds from property sales.  Cash flow provided by operations in 2007 increased compared to 2006 primarily due to increased property revenue combined with a decrease in interest expense.  Additionally, changes in accounts payable and accounts receivable resulting from the timing of cash payments and cash receipts partially offset the favorable variance.

            During the nine months ended September 30, 2007, we received $37.9 million from the sale of two properties.  We also acquired two properties and purchased land for a total cash outlay of $70.5 million funded primarily from the sale of properties and from borrowings on the revolver.  We paid dividends and distributions of $12.6 million and paid a total of $9.1 million for recurring and non-recurring capital additions.  Additionally, we paid $9.2 million to repurchase 468,000 of our common shares and a portion of our outstanding Class B preferred depository shares under our existing repurchase authorization, and $300,000 for an additional 23,938 shares related to payroll taxes on the vesting of restricted shares.  During October 2007, we purchased an additional 553,200 common shares at a cost of $7.3 million.

            During the nine months ended September 30, 2007, we defeased/prepaid five fixed rate mortgage loans, prepaid two variable rate mortgage loans, and made three new fixed rate mortgage loans.  We refinanced four fixed rate mortgage loans that were to mature in 2007 with two variable rate mortgage loans that mature in 2009 and two fixed rate mortgage loans that mature in 2014.  Additionally, in connection with our June 29, 2007 acquisition of our joint venture partner's 51.0% interest in Idlewylde Apartments, the existing $42.0 million variable rate, non-recourse mortgage loan that matures in 2010 is now included in our consolidated financial statements.

            In April 2007, we obtained a $100.0 million revolving credit facility ("revolver") to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties.  In connection with the revolver, we terminated our $17.0 million and $14.0 million secured lines of credit.  At September 30, 2007, there were borrowings of $25.0 million outstanding on the revolver.

            We anticipate funding approximately $3.8 million for recurring, investment/revenue enhancing and nonrecurring capital expenditures for the remainder of 2007.  These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

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

            We anticipate that we will meet our liquidity requirements for the remainder of 2007 generally through cash flow provided by operations.  We believe that this and other sources, such as the revolver, should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.  We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate.

            Off-Balance Sheet Investments and Financing Commitments.  At September 30, 2007, we had an investment in one joint venture that owns an Affordable Housing multifamily apartment community.  The operation of this property is similar to the operations of our wholly owned portfolio.  Joint venture investments enable us to exercise influence over the operations of such properties and share in their profits, while earning additional fee income.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights".  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.  This joint venture property had negative cash flow during 2006 and is expected to have negative cash flow during 2007 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  We are pursuing a request to HUD for an increase in housing assistance payments in order to address the deficit.  The joint venture partnership that owns this property has entered into a contract to sell it.  It is anticipated that additional cash contributions may be required of the joint venture partners to fund deficits.  Our proportionate share of the debt on this property at September 30, 2007, was $2.1 million.

            Management and Service Operations.  At September 30, 2007, we managed 30 affordable housing properties for third party owners.  During the third quarter of 2007, we announced our plan to exit the Affordable Housing business.  The owner of 23 of the 30 managed properties notified us that it intends to self-manage those properties effective January 1, 2008.  Additionally, we expect to transition management of the remaining third party owned affordable housing properties by June 2008.  The impact on net income related to the third party owned affordable housing properties is approximately $500,000 annually.  We expect to incur approximately $125,000 in severance costs associated with the elimination of certain corporate positions during the fourth quarter of 2007.  For 2008, we expect to identify cost savings to offset the impact on net income related to the third party owned affordable housing contracts.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

            In the following discussion, Market-Rate properties represent 51 wholly owned Same Community Market-Rate properties that we have owned during the entirety of the comparison periods.  Affordable Housing properties represent 11 properties subject to HUD regulations.  Acquired/Disposed properties represent two recently acquired properties, two properties sold during 2007 and eight properties sold during 2006.

            Overall, the net loss from continuing operations for 2007 decreased in both comparison periods primarily due to an increase in property revenue and a decrease in interest expense during 2007, which were partially offset by increases in property operating and maintenance expenses and depreciation and amortization charges during 2007.

            The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006:

	Increase (decrease) in		Increase (decrease) in
	three month comparison		nine month comparison
	period ended September 30,		period ended September 30,
(In thousands)	2007 to September 30, 2006		2007 to September 30, 2006

Property revenue	$4,293	13.4%	$9,058	9.6%
Property operating and maintenance expense items:
Personnel	739	19.6%	1,161	10.1%
Real estate taxes and insurance	957	20.7%	892	6.5%
Other operating expenses	321	29.3%	827	26.5%
Depreciation and amortization	1,765	23.5%	1,568	6.9%
Interest expense	(6,784)	(40.2)%	(9,619)	(23.2)%

            Property Revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units).  This information is presented in the following table for the three and nine months ended September 30, 2007 and 2006 (information for the three and nine months ended September 30, 2006 reflect results based upon the operating properties and their respective segments as of September 30, 2007):

	Three Months Ended
	September 30, 2007		September 30, 2006
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit
Market-Rate Properties:
Midwest	95.9%	$739	96.0%	$710
Mid-Atlantic/Southeast	95.1%	$1,062	95.1%	$1,041
Total Market-Rate	95.7%	$817	95.8%	$789
Affordable Housing	98.9%	$655	99.5%	$649

	Nine Months Ended
	September 30, 2007		September 30, 2006
		Average Monthly		Average Monthly
	Physical	Net Collected	Physical	Net Collected
	Occupancy	Rent Per Unit	Occupancy	Rent Per Unit
Market-Rate Properties:
Midwest	95.9%	$726	96.0%	$694
Mid-Atlantic/Southeast	95.1%	$1,055	95.1%	$1,019
Total Market-Rate	95.7%	$805	95.8%	$772
Affordable Housing	98.9%	$656	99.5%	$646

            Property revenue increased in 2007 during both comparison periods primarily as a result of stable occupancy combined with rental rate increases and an overall reduction in concessions being offered in the Market-Rate segment.  Additionally, the nine months ended September 30, 2007 includes non-recurring rental revenue of $1.6 million received as a result of a settlement of a lawsuit with HUD relating to rents at some of our Affordable Housing properties.

            Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased during both comparison periods primarily as a result of increases in personnel expense, real estate tax expense and other operating expenses.  Personnel expense increased in both comparison periods primarily due to increased salary and benefit costs.  Real estate taxes increased in both comparison periods primarily due to estimated increases in assessed property values and millage rates in 2007.  Other operating expenses increased primarily as a result of increases in the write off of uncollectible tenant rent receivables and associated collection costs.  These increases were partially offset by a credit recorded during 2007 related to our self-insurance property plan resulting from favorable loss experiences.

            During the fourth quarter of 2007, we will recognize a reduction in insurance expense of approximately $435,000 as a result of a reduction of the self-insured component of the property plan resulting from year to date favorable loss experiences.

            Depreciation and Amortization.  Depreciation and amortization expense increased in 2007 during both comparison periods primarily as a result of the acquisition of two properties during the second quarter of 2007.  As a result of these acquisitions, we recorded intangible assets totaling $3.2 million which are being amortized over a twelve to sixteen month period.

            Interest Expense.  Interest expense decreased in 2007 during both comparison periods primarily due to defeasance/prepayment costs which declined $7.4 million and $8.5 million during the three and nine month comparison periods, respectively.

            Income from Discontinued Operations.  Discontinued operations include the operating results of the properties that were sold during 2007 and 2006 and the gains related to sales completed during each of the comparison periods.  For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

            For a discussion of contingencies, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at September 30, 2007, an interest rate change of 100 basis points would impact interest expense approximately $810,000 on an annual basis. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2006, for a more complete discussion of interest rate sensitive assets and liabilities.

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

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

                  See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
		Average	As Part of Publicly	Under the Plans or
	Total Number of	Price Paid	Announced	Programs
Period	Shares Purchased	Per Share	Plans or Programs	(in thousands)

July 1 through
July 31	10	$13.74	-	$19,530
August 1 through
August 31	86,456	$13.70	84,800	$18,369
September 1 through
September 30	383,203	$13.33	383,200	$13,261

Total	469,669	$13.40	468,000

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

            On October 3, 2007, we completed the repurchase of 552,000 common shares at a cost of $7.3 million which left a total of $5.9 million remaining under the $50.0 million authorization.

ITEM 6.     EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation.	Exhibit 3.2 to Form 10-Q filed July 31, 2007.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended)

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to From 10-K filed March 1, 2006.

4.9a(i)	Amendment No. 1 to Third Amended and Restated Loan Agreement dated May 15, 2006 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a(i) to Form 10-Q filed August 1, 2006.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

Filed herewith or
incorporated herein
Number	Title	by reference

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

4.12	Amended and Restated Loan Agreement dated February 20, 2006 between The Huntington National Bank and MIG/Orlando Development Ltd.	Exhibit 4.12 to Form 10-Q filed May 2, 2006.

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

Exhibit 99.01 to Form S-8 filed May 26, 2005.

Filed herewith or
incorporated herein
Number	Title	by reference

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

October 30, 2007	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

