Form 10-K
period 2007-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2008-02-27
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 1-12486

Associated Estates Realty Corporation
(Exact name of registrant as specified in its charter)

OHIO	34-1747603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 AEC Parkway, Richmond Heights, Ohio 44143-1467
(Address of principal executive offices)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, without par value	New York Stock Exchange, Inc.

Depositary Shares, each representing 1/10 of a Share of 8.7% Class B	New York Stock Exchange, Inc.
Series II Cumulative Redeemable Preferred Shares, without par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $240.9 million as of June 30, 2007.

The number of Common Shares outstanding as of February 20, 2008 was 16,345,611.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

            Except as the context otherwise requires, all references to "we", "our", "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

            We are a self-administered and self-managed equity real estate investment trust ("REIT").  We are publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "AEC".  Our headquarters is located at 1 AEC Parkway in Richmond Heights, Ohio.  The headquarters is comprised of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion, all of which we own under a long-term lease.

            We are a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities.  We own two taxable REIT subsidiaries that provide management and other services to us and to third parties (collectively the "Service Companies").  As of December 31, 2007, our property portfolio consisted of: (i) 64 owned apartment communities containing 14,450 units in eight states, 12 of which are Affordable Housing communities including one joint venture property containing 108 units; (ii) three apartment communities that we manage for third party owners consisting of 616 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.  See Item 2 for a state-by-state listing of our portfolio.  Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entitles that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, certain variable interest entities of which we are the primary beneficiary and holder of a majority voting interest, and an Operating Partnership structured as a DownREIT, of which we own 97.4%.

            During the third quarter of 2007, we announced our plan to exit the Affordable Housing business.  At that time, we managed 30 Affordable Housing apartment communities for third party owners and owned directly or through a joint venture 12 other Affordable Housing properties.  As of January 1, 2008, we no longer manage 29 of the third party owned Affordable Housing properties.  The 12 Affordable Housing communities that we own, directly or through a joint venture, are under contracts to be sold and most are expected to be sold during the first half of 2008.

BUSINESS SEGMENTS

            We have four reportable segments:  (1) Acquisition/Disposition multifamily properties, (2) Same Community Market-Rate ("Market-Rate") multifamily properties, (3) Affordable Housing multifamily properties ("Affordable Housing"), and (4) Management and Service Operations.  We have identified these segments based upon types of property and services.  All of our segments are located in the United States.

            See Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

            Acquisition/Disposition. The Acquisition/Disposition properties represent acquired or developed properties which we have owned for less than one year or have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and after owning the property for one year) and properties that have been sold or are classified by us as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

            Market-Rate.  The Market-Rate properties are wholly owned conventional multifamily residential properties that we have owned for the entirety of the comparison periods.

            Affordable Housing.  The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by U.S. Department of Housing and Urban Development ("HUD") in compliance with Section 8 of the National Housing Act of 1937.  See "General Development of Business" above for information about our plan to exit the Affordable Housing business.

            Management and Service Operations.  The Management and Service Operations provide management and other services to the Market-Rate and Affordable Housing properties that we own or have an investment in, as well as to non-owned properties that we manage.

OPERATING STRATEGY AND BUSINESS OBJECTIVES

            See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of 2008 outlook and strategy.

            Acquisition/Disposition.  Our acquisition/disposition strategy is to systematically migrate portions of our Midwest portfolio to higher growth markets such as Florida, Atlanta and the Baltimore/Washington, DC/Virginia corridor, and to reduce the number of markets in which we operate.  In doing so, we expect to continue to sell non-core properties located in the Midwest while evaluating potential acquisition opportunities in the markets noted above and other markets that we believe will offer an acceptable return on our investment.  We continually monitor the profitability of all of our properties and therefore we may also consider opportunistic sales of properties in any market, including our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on equity and increased cash flow when invested in other properties or used to reduce debt or repurchase our shares.  During 2007, we sold three properties totaling 1,173 units, two located in Ohio and one in Texas.  We also acquired two properties during 2007; a 268-unit property located in Norfolk, Virginia and our partner's 51.0% ownership interest in an 843-unit joint venture partnership property located in Atlanta, Georgia.  In 2008, we anticipate selling $100.0 million of properties, including our 11 Affordable Housing properties and four Midwest properties.

            Property Operations:  Market-Rate Properties.  We operate in many different markets and submarkets.  Each of these markets may have economic characteristics that differ from other markets, and as a result, the degree to which we can increase rents varies between markets.  However, our goal is to maximize Market-Rate property net operating income in all of our markets through a combination of increasing net collected rents and by continual efforts to contain controllable operating expenses.  Strategies to increase rents include constant monitoring of our markets, providing superior resident service and desirable communities in which to live, leveraging the power of the internet through enhanced property websites, resident portals, and online leasing, and the implementation of programs such as utility and refuse reimbursements.  Our AEC Academy for Career Development provides training and support for our employees, which helps us to provide better trained, quality personnel at our communities.  We attempt to control operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at our apartment communities.

            Property Operations:  Affordable Housing Properties.  As discussed above in "General Development of Business", we plan to exit the Affordable Housing business.

            Fee Management/Advisory Business.   We apply our management approach to the manage-ment of properties for third parties, thereby affording our clients the benefit of our expertise in the management of their properties. We believe that third party property management broadens our knowledge of a market, creates opportunities for future acquisitions, enhances purchasing power and provides a network for new personnel while at the same time generating fee income.

            Financing and Capital.   Proceeds received from new debt, debt refinancing, property sales or equity issuances are invested based upon the expected return and the impact on our balance sheet.  The reduction of overall interest costs and an increase in the number of unencumbered assets are two of our principal objectives.  During 2007, we continued to focus on lowering our cost of debt through financing, refinancing and defeasing/prepaying debt.  As a result our interest expense, before defeasance and other prepayment costs, declined over 2.0% as our weighted average interest rate on our total debt declined 50 basis points from 7.2% at the end of 2006 to 6.7% at the end of 2007.  Our interest coverage ratios and fixed charge ratios were 1.73:1 and 1.54:1, respectively, in 2007, up from 1.54:1 and 1.38:1, respectively in 2006.

             During 2007 we successfully obtained a $100.0 million unsecured revolving line of credit.  This line replaced two smaller secured lines of credit totaling $31.0 million.  This new revolver provides enhanced financial flexibility in a tightening credit market and the opportunity to capitalize on strategic acquisitions with no financing contingencies.

            During 2007, we repurchased 1,021,200 of our common shares at a cost of $13.6 million and 111,500 preferred depository shares at a cost of $2.9 million.

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

EMPLOYEES

            At February 20, 2008, we employed approximately 448 people.  Satisfactory relations have generally prevailed between our employees and us.

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

REPORTS TO SECURITY HOLDERS

            We issue annual reports to our security holders that contain financial statements.

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

•	the ability to refinance debt on favorable terms at maturity;
•	the ability to defease or prepay debt pursuant to our current plan;
•	risks of a lessening of demand for the multifamily units that we own or manage;
•	competition from other available multifamily units and change in market rental rates;
•	increases in property and liability insurance costs;
•

unanticipated increases in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);

•	weather conditions that adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
•	inability to control operating expenses or achieve increases in revenue;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;
•	catastrophic property damage losses that are not covered by our insurance;
•	risks associated with property acquisitions such as environmental liabilities, among others;
•

changes in government regulations affecting our properties, the rents of which are subsidized and certain aspects of which are regulated by the United States Department of Housing and Urban Development ("HUD") and other properties that we manage;

•	inability to renew current contracts with HUD for rent subsidized properties at existing rents;
•	changes in or termination of contracts relating to third party management and advisory business;
•	risks related to our joint ventures;
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and
•	the ability to acquire properties at prices consistent with our investment criteria.

            We are dependent on rental income from our multifamily apartment communities.  If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders may be adversely affected.

            Our multifamily apartment communities are subject to competition.  Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  In certain markets, such as Florida, failed condominium conversions are reverting back to apartment rentals creating increasing competition in those markets.  Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

            The properties we own are primarily concentrated in Ohio, Michigan, Georgia, Florida, Indiana, Maryland, Pennsylvania, and Virginia.  As of December 31, 2007, approximately 43%, 20%, 12%, 9%, 6%, 5%, 3% and 2% of the units in properties we own were located in Ohio, Michigan, Georgia, Florida, Indiana, Maryland, Pennsylvania, and Virginia, respectively.  Our performance, therefore, is linked to economic conditions and the market for available rental housing in these states and, more importantly, their respective sub-markets.  The decline in the market for apartment housing in the various sub-markets in Ohio, or to a lesser extent, the sub-markets in the other states, may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

            We own or manage properties that are subject to government programs.  As of December 31, 2007, we own directly or through subsidiaries or joint ventures 12 properties with 1,254 units which benefit from some form of interest rate or rental subsidy subject to governmental programs administered by HUD.  As a condition to the receipt of assistance under HUD programs, many of the properties must comply with various HUD requirements, which typically include maintenance of decent, safe and sanitary housing, HUD approval of rent adjustments, and HUD's approval of any assignment of HAP contracts in connection with the sale of a property.  All 12 of these properties are under contract for sale and we plan to exit the Affordable Housing business.  If current agreements with HUD expire prior to the consummation of the sale of any of these properties, we can give no assurance that we will be able to renew such agreements with HUD at existing or higher rents.  HUD requirements, and other current and future laws regarding the provision of affordable housing and any changes to existing law making it more difficult to meet such requirements, could adversely affect our results of operations, financial condition, our ability to consummate the sale of these properties and our ability to make distributions to our shareholders.

            Our insurance may not be adequate to cover certain risks.  There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks that may be uninsurable, are not economically insurable, or are not fully covered by insurance.  Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance.  Other risks are subject to various sublimits, deductibles and self insurance retentions, which help to control insurance costs, but which may result in increased exposures to uninsured loss.  Any such uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

            Debt financing could adversely affect our performance.  Sixty percent of our assets are encumbered by project specific, non-recourse, and except for five properties, non-cross-collateralized mortgage debt.  There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest.  We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness.  If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

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

            Our access to public debt markets is limited.  Substantially all of our current debt is either secured or bank debt under our revolving credit facility because of our limited access to public debt markets.

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

            Our financial results may be adversely impacted if we are unable to sell properties and employ the proceeds in accordance with our strategic plan.  Our ability to pay down debt, reduce our interest costs, buy back stock and acquire properties is impacted by our ability to sell the properties we have selected for disposition at the prices and within the deadlines established for each respective property.  Moreover, if we are unable to acquire properties at prices consistent with our investment criteria, we may reduce or discontinue property sales.

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

            We are subject to the risks associated with investments through joint ventures.  One of our properties is owned by a joint venture partnership in which we do not have a controlling interest.  We may enter into joint ventures, including joint ventures that we do not control, in the future.  Any joint venture investment involves risks such as the possibility that the co-venturer may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals.  While the bankruptcy or insolvency of our co-venturer generally should not disrupt the operations of the joint venture, we could be forced to purchase the co-venturer's interest in the joint venture or the interest could be sold to a third party.  We also may guarantee the indebtedness of our joint ventures.  If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours.

            We are subject to risks associated with development, acquisition and expansion of multifamily apartment communities.  Development projects, acquisitions and expansions of apartment communities are subject to a number of risks, including:

•	availability of acceptable financing;
•	competition with other entities for investment opportunities;
•	failure by our properties to achieve anticipated operating results;
•	construction costs of a property exceeding original estimates;
•	delays in construction; and
•	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

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

            Our ownership limit, shareholders rights plan and state anti-takeover laws may discourage takeover attempts.  With certain limited exceptions, our Second Amended and Restated Articles of Incorporation, as amended and supplemented to date, prohibit the ownership of more than 4.0% of the outstanding common shares and more than 9.8% of the shares of any series of any class of our preferred shares by any person.  Our shareholder rights plan will be triggered if any person or group becomes the beneficial owner of, or announces an offer to acquire 15% or more of our common stock.  We are domiciled in the State of Ohio, where various state statutes place certain restrictions on takeover activity.  These restrictions are likely to have the effect of precluding acquisition of control of us without our consent even if a change in control is in the interests of shareholders.

            We are subject to control by our directors and officers.  Our directors and executive officers and some members of their respective families owned approximately 20.0% of our outstanding common shares as of December 31, 2007.  Accordingly, those persons have substantial influence over us and the outcome of matters submitted to our shareholders for approval.

            We depend on our key personnel.  Our success depends to a significant degree upon the continued contribution of key members of our management team, who may be difficult to replace.  The loss of services of these executives could have a material adverse effect on us.  There can be no assurance that the services of such personnel will continue to be available to us.  Our Chairman of the Board, President and Chief Executive Officer, Mr. Jeffrey I. Friedman, is a party to an employment agreement with Associated Estates Realty Corporation.  Other than Mr. Friedman, the Company does not have employment agreements with key personnel.  We do not hold key-man life insurance on any of our key personnel.

Item 1B.  Unresolved Staff Comments

            None.

Item 2.  Properties

            Our Portfolio.  The following table represents our portfolio as of December 31, 2007, which consists of properties we owned, directly or indirectly, a property in which we are a joint venture partner and properties we manage.

	Total Number	Total Number
	of Properties at	of Units at
	December 31, 2007	December 31, 2007

Wholly Owned Properties
Market-Rate Properties:
Florida	4	1,272
Georgia	3	874
Indiana	3	836
Maryland	3	667
Michigan	11	2,888
Ohio	25	5,080
Pennsylvania	1	468
	50	12,085
Affordable Housing Properties:
Ohio	11	1,146
Acquisition Properties:
Georgia	1	843
Virginia	1	268
	2	1,111

Total wholly owned properties	63	14,342

Joint Ventures:
Affordable Housing Property:
50.0% owned - Ohio	1	108

Managed for Pension Fund Clients:
Market-Rate Properties:
Colorado	1	258

Managed for Other Third Parties:
Affordable Housing Properties:
Ohio	1	85

Market-Rate Properties:
Ohio	1	273
	2	358

Total managed properties	3	616

Total Portfolio	67	15,066

Other Properties:		Units/Sq. Ft.
Asset Managed for Third Parties:
Multifamily:
Texas	1	186
Commercial:
California	1	145,000
	2

	Total Number	Age of Owned
	of Units at	Properties at
	December 31, 2007	December 31, 2007(a)

Wholly Owned and Joint Venture Properties

Wholly Owned Properties
Market-Rate Properties:
Florida
Courtney Chase	288	4
Cypress Shores	300	16
Vista Lago	316	4
Windsor Pines	368	9
	1,272
Georgia
Cambridge at Buckhead	168	12
The Falls	520	21
Morgan Place	186	18
	874
Indiana
Residence at White River	228	16
Steeplechase	264	9
Waterstone Apartments	344	10
	836
Maryland
Annen Woods	131	20
Hampton Point	352	21
Reflections	184	22
	667
Michigan
Arbor Landings	328	8
Aspen Lakes Apartments	144	26
Central Park Place	216	19
Country Place Apartments	144	18
Clinton Place apartments	202	19
Georgetown Park Apartments	480	8
Oaks and Woods at Hampton	544	19
The Landings at the Preserve	190	16
Spring Brook Apartments	168	19
Spring Valley Apartments	224	20
Summer Ridge	248	16
	2,888
Ohio
St. Andrews at Little Turtle	102	20
Barrington	288	8
Bay Club	96	17
Bedford Commons	112	20
Bradford at Easton	324	11
Country Club Apartments	316	18

(a)	Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2007.

	Total Number	Age of Owned
	of Units at	Properties at
	December 31, 2007	December 31, 2007(a)

Ohio (Continued)
The Cloisters	506	17
Hawthorne Hills Apartments	88	34
Heathermoor	280	18
Kensington Grove	76	12
Lake Forest	192	13
Mallard's Crossing	192	17
Muirwood Village at Bennell	164	19
Perimeter Lakes	189	15
Remington Place	234	17
Residence at Christopher Wren	264	14
Residence at Turnberry	216	16
Saw Mill Village	340	20
Sterling Park	128	13
Village at Avon	312	6
Westchester Townhouses	136	18
Western Reserve	108	9
Westlake Townhouses	7	22
Williamsburg at Green Village	260	17
The Woodlands	150	33
	5,080
Pensylvania
Chestnut Ridge	468	21

Affordable Housing Properties:
Ohio
Ellet	100	29
Puritas Place	100	26
Riverview Towers	98	28
Shaker Park Gardens II	151	43
State Road Apartments	72	30
Statesman II	47	20
Sutliff Apartments	185	28
Tallmadge Acres	125	26
Twinsburg Apartments	100	28
Village Towers	100	28
West High Apartments	68	26
	1,146

(a)	Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2007.

	Total Number	Age of Owned
	of Units at	Properties at
	December 31, 2007	December 31, 2007(a)

Acquisition Properties:
Georgia
Idlewylde	843	6

Virginia
The Alexander at Ghent	268	1
	1,111

Total wholly owned properties	14,342	16

Joint Venture Properties
Affordable Housing Property:
50% Owned - Ohio
Lakeshore Village	108	25

			Anticipated
	Location	Acres	Completion

Undeveloped Land Parcels:
Aspen Lakes land	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve land	Battle Creek, MI	4.3	On Hold
Westlake land	Westlake, OH	39.0	On Hold
Wyndemere land	Franklin, OH	10.0	On Hold
Total undeveloped land parcels		72.8

(a)	Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2007.

            Indebtedness Encumbering the Properties.  We have financed, and in many cases refinanced, the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness.  At December 31, 2007, twenty-five of the sixty-three wholly owned properties were unencumbered (eleven of which are Affordable Housing properties), thirty-three properties were encumbered by conventional mortgages and five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans.

Item 3.  Legal Proceedings

            For information concerning current legal proceedings, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

            The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	56	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	41	Vice President, Treasurer and Chief Financial Officer

Martin A. Fishman	66	Vice President, General Counsel and Secretary

John T. Shannon	46	Senior Vice President, Operations

            Jeffrey I. Friedman has served as our Chairman of the Board and Chief Executive Officer since the Company was organized in 1993 and served as our President from the Company's organization until February 24, 2000.  In August 2002, Mr. Friedman reassumed the role of President.  Mr. Friedman joined the Company's predecessor, Associated Estates Group, ("AEG"), in 1974 and became Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group.

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

            John T. Shannon joined the Company in 2004 as Senior Vice President, Operations.  Mr. Shannon had previously held the position of Vice President of Operations at The Shelter Group and has 18 years of property management experience.

            In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:

            Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing.  Mr. Duffy plays a key role in our diversification plan by assisting in identifying markets for asset acquisitions and dispositions.  In addition, he is responsible for developing property-specific marketing plans and strategies to assist in maximizing top line revenue growth for our Market-Rate properties, while also assisting with pricing and positioning strategies.  Mr. Duffy previously held the position of Senior Vice President of Marketing at The Shelter Group.  He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University.  Mr. Duffy has over 21 years of experience in the real estate industry and is 46 years old.

            Kara Florack joined the Company in 2004 as Director of Compensation, and was promoted to Director of Human Resources in November 2005.  In January 2007, she became Vice President of Human Resources.  Ms. Florack previously held the position of Assistant Manager of Compensation at Charter One Bank where she worked for three years.  Ms. Florack has a Bachelor's degree from Boston University and is 32 years old.

            Michael K. Lawson joined the Company in 2007 as Vice President of Investor Relations and Corporate Communications.  Prior to joining the Company, Mr. Lawson was the principal of the MKL Group, a full service corporate communications and public affairs consulting firm that advises clients on a host of investor, media and government relations strategies and tactics.  He previously served as Director of Corporate Communications for Granite Construction Incorporated, one of the largest transportation builders in the country.  Prior to joining Granite, Mr. Lawson worked as a journalist for the McGraw-Hill Companies.  Mr. Lawson has 21 years of experience in investor relations and corporate communications and is 52 years old.

            Miria C. Rabideau joined the Company in 1994 as a Property Manager, and was promoted to Regional Manager in 2003.  During 2006, she was promoted to Regional Vice President.  Ms. Rabideau is responsible for properties in Colorado, Indiana, Michigan, and Northwest Ohio.  Ms. Rabideau has 15 years of asset and property management experience. She has a Bachelor's degree from Michigan State University and is 38 years old.

            Beth L. Stoll joined the Company in 2004 as a Regional Vice President, and was promoted to Vice President of Operations during 2006.  She is responsible for the Market-Rate properties in Georgia, Maryland, Florida, Virginia, Central Ohio and Northeast Ohio.  Ms. Stoll is also responsible for the AEC Academy for Career Development, which provides training and support for our employees.  Ms. Stoll previously held the position of Regional Vice President at The Shelter Group.  Ms. Stoll has over 20 years of property management experience and is 52 years old.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Our common shares are traded on the New York Stock Exchange under the trading symbol "AEC".  The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the New York Stock Exchange (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2007		2006		2007	2006
	High	Low	High	Low
First Quarter	$16.95	$13.95	$11.56	$9.16	$0.17	$0.17
Second Quarter	15.74	14.14	12.40	10.42	0.17	0.17
Third Quarter	15.95	12.26	15.90	12.50	0.17	0.17
Fourth Quarter	14.06	9.44	16.49	13.59	0.17	0.17
					$0.68	$0.68

            On February 20, 2008, there were approximately 950 holders of record and approximately 5,250 beneficial owners of our common shares.

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

            Our Board of Directors has authorized the repurchase of up to $50.0 million of our common and/or preferred shares.  Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.  The following table sets forth our repurchase activities for the fourth quarter of 2007.

Issuer Purchases of Equity Securities for the Three Months Ended December 31, 2007

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
October 1 through
October 31	553,200	$13.22	553,200	$5,949
November 1 through
November 30	208	11.54	-	5,949
December 1 through
December 31	-	-	-	5,949
Total	553,408	$13.22	553,200

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

(In thousands, except per share, unit count and net collected rent amounts)	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Revenue
Property revenue	$138,224	$124,926	$116,565	$109,423	$107,553
Management and service company revenue:
Fees, reimbursements and other	10,914	11,689	11,723	13,400	14,310
Painting services	2,218	1,078	1,094	6,147	2,827
Total revenue	151,356	137,693	129,382	128,970	124,690

Total expenses	(120,349)	(111,386)	(104,436)	(100,903)	(100,913)

Interest income	458	680	638	309	148
Interest expense	(41,824)	(50,634)	(38,632)	(35,288)	(35,353)

(Loss) income before gain on disposition of
investment, equity in net loss of joint ventures,
gain on sale of partnership interest, minority
interest, and income from discontinued operations	(10,359)	(23,647)	(13,048)	(6,912)	(11,428)
Gain on disposition of investment	-	-	150	-	-
Equity in net loss of joint ventures	(258)	(462)	(644)	(923)	(1,157)
Gain on sale of partnership interest	-	-	-	-	1,314
Minority interest in operating partnership	(53)	(61)	(63)	(63)	(75)
(Loss) income from continuing operations	(10,670)	(24,170)	(13,605)	(7,898)	(11,346)
Income from discontinued operations:
Operating (loss) income	(29)	(2,902)	1,275	1,540	433
Gain on disposition of properties	20,864	54,093	48,536	9,682	-
Income from discontinued operations	20,835	51,191	49,811	11,222	433
Net income (loss)	10,165	27,021	36,206	3,324	(10,913)
Preferred share dividends	(4,924)	(5,046)	(5,130)	(5,805)	(5,484)
Original issuance costs related to
repurchase/redemption of preferred shares	(172)	-	(2,163)	-	-
Net income (loss) applicable to common shares	$5,069	$21,975	$28,913	$(2,481)	$(16,397)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to
common shares	$(0.93)	$(1.72)	$(1.09)	$(0.70)	$(0.87)
Income from discontinued operations	1.23	3.01	2.60	0.57	0.02
Net income (loss) applicable to common shares	$0.30	$1.29	$1.51	$(0.13)	$(0.85)

Weighted average number of common shares outstanding	16,871	17,023	19,162	19,519	19,401

Dividends declared per common share	$0.68	$0.68	$0.68	$0.68	$0.68

20

	2007	2006	2005	2004	2003
Cash Flow Data:
Cash flow provided by operations	$28,962	$17,912	$24,376	$32,935	$30,758
Cash flow (used for) provided by investing activity	(38,610)	73,935	4,421	(12,745)	(11,509)
Cash flow (used for) provided by financing activity	(18,813)	(101,570)	(50,798)	37,332	(15,937)

Balance Sheet Data at December 31:
Real estate assets, net	$659,586	$591,520	$645,937	$665,268	$661,585
Total Assets	686,796	648,829	719,242	762,917	704,793
Total Debt	556,695	498,634	573,570	557,279	543,496
Total Shareholders' equity	89,786	112,051	108,980	163,590	121,428

Other Data:
Net operating income (a) (c)	$74,702	$66,041	$62,770	$62,837	$58,294
Total properties (at end of period) - includes joint ventures	64	66	74	76	78

Total multifamily units (at end of period) - includes joint ventures	14,450	15,355	17,395	17,854	18,313
Average monthly net collected rent per unit	$766	$750	$675	$671	$670
Physical occupancy (b)	94.5%	94.5%	92.9%	91.7%	92.7%

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

(b)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(c)	Reconciliation of NOI to net income (loss):

	Year Ended December 31,
(In thousands)	2007	2006	2005	2004	2003

Net operating income	$74,702	$66,041	$62,770	$62,837	$58,294
Depreciation and amortization	(33,368)	(29,894)	(29,825)	(26,999)	(28,433)
General and administrative expense	(10,327)	(9,840)	(7,999)	(7,771)	(6,084)
Interest income	458	680	638	309	148
Interest expense	(41,824)	(50,634)	(38,632)	(35,288)	(35,353)
Gain on disposition of investment	-	-	150	-	-
Equity in net loss of joint ventures	(258)	(462)	(644)	(923)	(1,157)
Gain on sale of partnership interest	-	-	-	-	1,314
Minority interest in operating partnership	(53)	(61)	(63)	(63)	(75)
Income from discontinued operations:
Operating (loss) income	(29)	(2,902)	1,275	1,540	433
Gain on disposition of properties	20,864	54,093	48,536	9,682	-
Income from discontinued operations	20,835	51,191	49,811	11,222	433
Net income (loss)	$10,165	$27,021	$36,206	$3,324	$(10,913)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2008 performance, which is based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, which could cause actual results to differ from estimates or projections contained in these forward-looking statements.  For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A.

            Overview.  We are engaged primarily in the operation of multifamily residential units that we own.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units.  Approximately 91.3% of our consolidated revenue was generated from the leasing of these owned units for the year ended December 31, 2007, and approximately 87.2% of the property revenue generated by these owned properties was related to the Market-Rate properties.  During the third quarter of 2007, we announced our plan to exit the Affordable Housing business.  As of December 31, 2007, we have reduced our management of properties to only three, one of which is an Affordable Housing property.  The owned Affordable Housing properties and the joint venture affordable housing property are all under contracts for sale.

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

            Our four reportable segments are based upon types of property and services and consist of our Market-Rate properties (87.2% of total property revenue), properties we acquired or developed within the prior year and properties that have been sold or are classified as held for sale, which segment is referred to as Acquisition/Disposition, our Affordable Housing properties and Management and Service Operations.

            Our Same Community Market-Rate portfolio consists of 50 properties containing 12,085 units and accounted for 87.2% of total property revenue in 2007 and 86.6% of our property NOI.  During 2007 our net collected rents for the Market-Rate portfolio increased 4.0%.  This growth was due to an increase of 4.6% for our Midwest portfolio and 3.0% for our Mid-Atlantic/Southeast portfolio.  The growth rate in our Midwest portfolio is similar to the growth we recognized in 2006, while the growth rate for our Mid-Atlantic/Southeast portfolio was much less than the 9.5% growth rate we recognized in 2006.  We anticipate that for 2008 the net collected rents for the Same Community Market-Rate portfolio will grow at approximately 3.0% to 3.3%.

            In 2008, we intend to continue with our strategy of reducing our Midwest presence by selling non-core properties.  We will also continue to evaluate potential property acquisitions in higher growth markets that we have identified.  However, recent limited transactional activity in these markets may hinder our ability to find suitable replacement properties that satisfy our investment criteria.  We may also consider selling assets in any market, including the Mid-Atlantic and Southeast markets, where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide a significantly greater return on equity and an increase in cash flow.

            We are also focused on reducing overall interest rate charges on our borrowings which, at December 31, 2007, had a weighted average rate of 6.7%.  We plan to accomplish this goal by using a portion of any sale proceeds to pay off debt or refinance existing debt with new debt at lower interest rates.

            In order to increase property NOI, we plan to continue to focus our efforts on improving revenue, controlling costs and realizing operational efficiencies at the property level, both regionally and portfolio-wide.  In 2007, we updated all of our property websites to offer prospective tenants virtual property tours, and the ability to check availability and reserve an apartment unit online.  In 2008, we plan to offer online leasing and a resident portal feature that gives residents the ability to pay rent, sign up for utilities, request maintenance services and create their own personal web home page.  Also in 2007, we introduced a product standardization initiative designed to reduce costs in certain areas and in 2008, we plan to expand this program into other areas to provide additional savings.

            2008 Expectations:

•

Portfolio performance - We expect to increase our Market-Rate property NOI by approximately 3.3% to 3.7% in 2008, driven by property revenue increases of 3.0% to 3.3%.  However, these expectations may be adversely impacted if the economy suffers a broad and prolonged recessionary period.

•

Property acquisitions and sales - We plan to acquire approximately $100.0 million of properties, while disposing of approximately $100.0 million of properties.  Included in these dispositions are the 11 Affordable Housing properties, which contributed income of approximately $0.13 per common share from property operations and $0.09 per common share relating to the settlement of a lawsuit in 2007 pertaining to the collection of past due rents.  These properties are expected to be disposed of during the first half of 2008.

•	Defeasance and other prepayment costs - We expect to incur approximately $2.0 million in costs to defease/prepay or refinance debt during 2008.

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

            LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash in the past three years are summarized as follows:

            Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2007	2006	2005

Net cash provided by operating activities	$28,962	$17,912	$24,376
Fixed assets:
Property acquisitions, net	(70,547)	(256)	(65,320)
Property disposition proceeds, net	46,478	87,038	78,739
Recurring and non-recurring capital expenditures	(12,300)	(12,526)	(8,998)
Debt:
(Decrease) increase in mortgage notes	(3,939)	(74,937)	27,007
Increase (decrease) in revolver or line of credit borrowings	20,000	-	(10,000)
Issuance of unsecured trust preferred securities	-	-	25,780
Cash dividends and operating partnership distributions paid	(16,554)	(16,872)	(18,742)
Purchase of preferred and/or treasury shares	(16,861)	(10,258)	(73,677)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the revolver and proceeds from property sales.  The increase in cash provided by operations in 2007 compared to 2006 was primarily due to an increase in property revenues provided mainly by the two properties acquired in June 2007 and a reduction in defeasance and other prepayment costs incurred in 2007 compared to 2006.  This increase in cash flow was partially offset by changes in accounts payable and accounts receivable resulting from the timing of cash payments.

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

            During 2007, cash on hand, funds received from the sale of properties and funds borrowed on the revolver were primarily used to acquire two operating properties and repurchase our common and preferred shares pursuant to our stock repurchase plan.

            Revolving Credit Facility.  In April 2007, we obtained a $100.0 million unsecured revolving credit facility which is being used for the refinancing of existing debt, the acquisition of properties and general corporate purposes.  The revolver provides for, without limitation, a maximum debt limitation and other financial covenants related to net worth, leverage, fixed charge coverage, unencumbered interest coverage, and dividend payments.  We terminated our $17.0 million and $14.0 million secured lines of credit simultaneously with obtaining the revolver.  At December 31, 2007, there were borrowings of $20.0 million outstanding on the revolver.  We are currently in negotiation with our lenders to increase this credit facility.

            Shelf Availability.  We have a shelf registration statement on file with the Securities and Exchange Commission relating to a possible offering, from time to time, of debt securities, preferred shares, depositary shares, common shares and common share warrants.  The remaining availability under the shelf registration at December 31, 2007, is $214.7 million.  However, it is unlikely that we could issue debt securities under this shelf registration without first making major modifications to the shelf registration debt covenants.

            Liquidity:  Normal Business Operations.  We anticipate that we will meet our business operations and liquidity requirements for the upcoming year generally through net cash provided by operations.  We believe that if net cash provided by operations is below projections, other sources, such as the revolver, secured and unsecured borrowings, and property sales proceeds are or can be made available and should be sufficient to meet our business operations and liquidity requirements.

           Liquidity:  Non-Operational Activities.  Sources of cash available for paying down debt, acquiring properties or buying back our shares are expected to be provided primarily by property sale proceeds, refinancings and from the revolver.

Long-Term Contractual Obligations.  The following table summarizes our long-term contractual obligations at December 31, 2007, as defined by Item 303(a) 5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2013 and
Contractual Obligations	Total	2008	2009-2010	2011-2012	Later Years
Debt payable - principal	$556,695	$34,635	$174,891	$144,642	$202,527
Debt payable - interest	199,828	37,079	63,600	41,176	57,973
Operating leases	877	144	146	75	512
Purchase obligations	83,485	83,112	373	-	-
Total	$840,885	$154,970	$239,010	$185,893	$261,012

Debt Payable-Principal.  Debt payable-principal includes principal payments on all property specific mortgages, the revolving credit facility and unsecured debt.  For detailed information about our debt, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Debt Payable-Interest.   Debt payable-interest includes accrued interest at December 31, 2007 and interest payments as required based upon the terms of the debt in existence at December 31, 2007.  Interest related to floating rate debt is calculated based on applicable rates as of December 31, 2007.

            Operating Leases.  We lease certain equipment and facilities under operating leases.  For detailed information about our lease obligations, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Purchase Obligations.  Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement.  Our purchase obligations include, but are not limited to, vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services. Obligations included in the above table represent agreements dated December 31, 2007, or earlier.

            Dividends.  On December 10, 2007, we declared a dividend of $0.17 per common share, which was paid on February 1, 2008, to shareholders of record on January 15, 2008.  We anticipate that we will continue paying quarterly dividends and that we will sustain our current dividend rate of $0.17 per quarter.  Additionally, on January 29, 2008, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 14, 2008, to shareholders of record on February 29, 2008.

Capital Expenditures.  We anticipate incurring approximately $14.0 million in capital expenditures for 2008.  This includes replacement of worn carpet and appliances, parking lots, roofs and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures.  These commitments are expected to be funded largely with cash provided by operating activities and proceeds from property sales.

            Financing and Other Commitments.  The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2007 and 2006:

(Dollar amounts in thousands)	Balance	Weighted	Balance	Weighted
	Outstanding	Average	Outstanding	Average
	December 31, 2007	Interest Rate	December 31, 2006	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$200,168	7.7%	$303,945	7.7%
Mortgages payable - other	275,747	5.8%	132,209	6.1%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	501,695	6.7%	461,934	7.3%

VARIABLE RATE DEBT
Mortgages payable	35,000	6.2%	36,700	6.6%
Revolver / lines of credit borrowings	20,000	6.7%	-	0.0%
Total variable rate debt	55,000	6.4%	36,700	6.6%
TOTAL DEBT	$556,695	6.7%	$498,634	7.2%

            The following table provides information on loans defeased/prepaid and loans obtained during 2007:

(Dollar amounts in thousands)	Loans prepaid/defeased			Loans obtained
Property	Amount	Rate		Amount	Rate
Chestnut Ridge	$14,632	7.5%		$19,000	6.2%	(a)
Residence at White River	8,284	7.5%		9,221	5.4%
Spring Valley Apartments	11,008	7.5%		10,817	5.4%
Georgetown Park Apartments	19,379	7.9%		16,000	6.2%	(a)
Muirwood Village at Bennell	3,773	7.9%		-	N/A
Waterstone Apartments	15,729	7.5%		16,500	5.8%
Lake Forest	5,764	7.9%		-	N/A
The Landings at the Preserve	6,740	7.9%		-	N/A
Residence at Barrington	15,152	7.9%		19,500	5.8%
The Alexander at Ghent	-	N/A		24,500	5.8%
Cambridge at Buckhead	11,800	7.1%	(a)	-	N/A
Aspen Lakes	3,900	7.1%	(a)	-	N/A

	$116,161	7.6%	(b)	$115,538	5.8%	(b)

(a)	Denotes variable rate loan. Variable rates on loans obtained are as of December 31, 2007.
(b)	Represents weighted average interest rate for the loans listed.

            At December 31, 2007, we had 25 unencumbered properties, 11 of which are Affordable Housing properties.  These 25 properties had net income of $8.8 million for the year ended December 31, 2007, and a net book value of $156.1 million at December 31, 2007.  Twelve of these unencumbered properties are scheduled for disposition during the first half of 2008.

             We own six of the Affordable Housing unencumbered properties pursuant to ground lease agreements which, upon expiration of the applicable lease, require reversion of the land and building to the ground lessor.  These ground leases expire at various dates from 2021 to 2036.  Total revenue derived from these properties was $6.8 million, $5.2 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Furthermore, at the end of the term of each ground lease, any remaining replacement reserves applicable to four of those properties revert to the ground lessor.  Such replacement reserves included in restricted cash were $558,000 and $565,000 at December 31, 2007 and 2006, respectively.  With respect to such leases, we paid ground rent of $33,000 for each the years ended December 31, 2007, 2006 and 2005.

            One of the unencumbered properties is subject to a right of reverter.  This provision requires that the land and real estate assets revert at expiration back to the original grantor from whom we acquired this property or its successors and assignees, which is in September 2037.  The net book value of this property was $678,000 at December 31, 2007.  This property generated revenue of $1.0 million, $997,000, and $934,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and net income of $299,000, $318,000, and $344,000 for 2007, 2006, and 2005 respectively.

             We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all noncancellable-operating leases in which we are the lessee, principally for ground leases, are included in the previous table of contractual obligations.

             Off-Balance Sheet Investments and Financing Commitments.  We have an investment in a joint venture that owns an Affordable Housing property.  The operation of this property is similar to the operations of our wholly owned portfolio.  Joint venture investments enable us to exercise influence over the operations of such properties and share in their profits, while earning additional fee income.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights".  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.  This joint venture property had negative cash flow during 2007 and is expected to have negative cash flow during 2008 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  The joint venture partnership that owns this property has entered into a contract to sell it.  Our proportionate share of the debt on this property at December 31, 2007, was $2.1 million.

            For summarized financial information for this joint venture, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Operating Partnership.  As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners.  The DownREIT Partnership was formed in 1998.  Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the 20 day trailing price of our common shares for the immediate 20 day period preceding a limited partner's redemption notice.  During 2007, we redeemed 942 OP units.  As of December 31, 2007, there were 78,335 OP units remaining having a carrying value of $1.8 million, and 443,697 of the original 522,032 OP units had been redeemed.  These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.4%.  For additional information regarding the OP units, see Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Acquisitions and Development.  On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, an 843-unit Market-Rate property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  We paid our partner $21.6 million in cash and assumed responsibility for the entire mortgage debt encumbering the property.  Commencing June 29, 2007, the results of operations, financial condition (including the existing $42.0 million non-recourse mortgage loan), and cash flows of this property are included in our consolidated financial statements.

            On June 8, 2007, we acquired a 268-unit Market-Rate property located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily by 1031 proceeds from the disposition of a Market-Rate property, which we sold on May 30, 2007, and with borrowings from our revolving credit facility.

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

            Dispositions.  During 2007, we sold three Market-Rate properties for net cash proceeds of $46.9 million.  These proceeds were used to partially fund the acquisition of one property, fund capital expenditures and for general corporate purposes.  The operating results of these properties, along with the gains of $20.9 million that we recognized, are included in "Income from discontinued operations".

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

             Management and Service Operations.  Revenues from our management and service operations will be significantly reduced in 2008 as a result of our exit from the affordable housing business.  At the end of 2007, the management contracts related to 29 affordable housing properties were terminated.  As of December 31, 2007, we managed one affordable housing property for an affiliated third party, two market rate properties for third party owners, and the joint venture affordable housing property.  Additionally, we asset managed one residential property and one commercial property.  We expect revenues generated by third party management operations to decrease by $2.1 million due to our decision to exit this business.  Net income received from this business in 2007 was approximately $500,000, and during 2008 we expect to offset this loss of net income with cost savings that we have identified.

RESULTS OF OPERATIONS FOR 2007 COMPARED WITH 2006 AND 2006 COMPARED WITH 2005

            In the following discussion of the comparison of the year ended December 31, 2007 to the year ended December 31, 2006 and the year ended December 31, 2006 to the year ended December 31, 2005, Market-Rate properties refers to the Same Community Market-Rate property portfolio.  Market-Rate properties represent 50 wholly owned properties.  Acquired/Disposed properties represent two acquired properties.  Affordable Housing properties represent 11 properties.

           During the 2007 to 2006 comparison period, operating income increased $4.7 million primarily as a result of increased property revenue.  Interest expense decreased $8.8 million when comparing 2007 to 2006, primarily due to decreased debt defeasement/prepayment costs.  Losses from continuing operations decreased by $13.5 million during the 2007 to 2006 comparison period.  During the 2006 to 2005 comparison period, operating income increased $1.4 million primarily as a result of increased property revenue. Interest expense during the 2006 to 2005 comparison period increased, primarily due to debt defeasement/prepayment costs, resulting in an increase in the loss from continuing operations.

            The following chart is intended to reflect the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the years ended December 31, 2007 to 2006 and 2006 to 2005:

	Increase (decrease) when comparing
	the years ended December 31,
(Dollar amounts in thousands)	2007 to 2006		2006 to 2005

Property revenue	$13,298	10.6%	$8,361	7.2%
Property operating and maintenance expense items:
Personnel	1,856	12.3%	1,226	8.8%
Real estate taxes and insurance	788	4.3%	1,535	9.2%
Other operating expenses	877	20.0%	322	7.9%
Depreciation and amortization	3,474	11.6%	69	0.2%
General and administrative	487	4.9%	1,841	23.0%
Interest expense	(8,810)	(17.4)%	12,002	31.1%

            Property Revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units).  This information is presented in the following table for the years ended December 31, 2007, 2006 and 2005:

	Physical Occupancy
	For the year ended December 31,
	2007	2006	2005
Market-Rate Properties:
Midwest	94.6%	95.2%	92.1%
Mid-Atlantic/Southeast	93.8%	93.4%	96.4%
Total Market-Rate	94.4%	94.8%	93.1%
Affordable Housing	99.0%	99.6%	99.2%
Acquisition Properties	90.5%	N/A	N/A

	Average Monthly Net Collected
	Rent Per Unit
	For the year ended December 31,
	2007	2006	2005
Market-Rate Properties:
Midwest	$729	$697	$671
Mid-Atlantic/Southeast	$1,058	$1,027	$762
Total Market-Rate	$805	$774	$692
Affordable Housing	$659	$648	$640
Acquisition Properties	$944	N/A	N/A

            Property revenue increased in 2007 compared to 2006 primarily as a result of $6.5 million contributed by two properties acquired in 2007 and an increase of $5.0 million in our Market-Rate properties.  Revenue increases in our Market-Rate properties were primarily due to stable occupancy combined with rental rate increases and an overall reduction in concessions.  Property revenues increased in 2006 compared to 2005, primarily due to an increase of $8.2 million in the Market-Rate properties driven by increased occupancy, increased rental rates, fewer concessions, and from increases in revenue related to utility and refuse reimbursement programs that were initiated in late 2004 and 2005.  Additionally, two properties acquired in 2005 contributed $2.5 million in rental revenue during 2006.

            Property revenue for the Affordable Housing properties increased $1.8 million in 2007 compared to 2006 primarily due to non-recurring rental revenue of $1.6 million received as a result of a settlement of a lawsuit with HUD relating to the collection of past due rents at some of our Affordable Housing properties.  Property revenue for the Affordable Housing properties also increased approximately $200,000 in both comparison periods primarily due to HUD approved rent increases during 2007 and 2006.  Affordable Housing revenue is primarily dependent upon the receipt of rental assistance subsidies from HUD via monthly housing assistance payments ("HAP Payments").  The amount of each monthly HAP Payment is equal to the rent amount (the "Contract Rent") stated in the HAP Contract with HUD, less the amount payable by the eligible resident for such month.  In accordance with our plan to exit the Affordable Housing business, we expect to sell all 11 of our owned Affordable Housing properties in 2008.  Total revenue from these properties was $11.1 million, which includes the aforementioned $1.6 million nonrecurring settlement, $9.4 million, and $9.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

            Below is a table setting forth the expiration dates of the HAP Contracts and the HAP Payments revenue recognized for our Affordable Housing properties as of December 31, 2007.

(In thousands)	Final	Revenue Recognized During
Property	Expiration Date	2007	2006	2005
Ellet	December 2017	$384	$401	$415
Lakeshore Village (50.0% joint venture)(1)	July 2024	600	585	581
Puritas Place	September 2011	669	673	692
St. James (Riverview)	November 2009	441	454	466
Shaker Park Gardens II	June 2008	859	718	716
State Road Apartments	December 2016	459	440	413
Statesman II	November 2008	353	318	320
Sutliff Apartments	November 2019	737	758	767
Tallmadge Acres	March 2008	838	812	796
Twinsburg Apartments	June 2009	425	437	439
Village Towers	November 2009	402	416	427
West High Apartments	November 2008	623	608	596

(1)	Amounts shown represent 100% payment.

            The eleven wholly owned properties shown in the above table had positive cash flow during 2007 and are anticipated to have positive cash flow for the remaining contract terms.  Therefore, none of these HAP contracts are considered to be loss contracts.  Lakeshore Village had negative cash flow during 2007 as a result of increased operating expenditures related to increased repair and maintenance expenses that exceeded the mark-to-market modeled expectations.  Our request for a budget-based increase in monthly HAP payments sufficient to support a positive cash flow at this property was denied by HUD.  We anticipate that additional cash requirements resulting from the negative cash flow, if any, will be funded by our joint venture partner and us.  The joint venture partnership that owns this property has entered into a contract to sell the property that is not expected to close until late 2008 or early 2009.

            Contract Rents may be adjusted at least annually for some of the properties in accordance with the annual adjustment factor method.  Generally, these types of adjustments are only permitted if current rents are below the HUD published Fair Market Rent ("FMR") threshold.  If current rents exceed FMRs, a rent comparability study must be completed to demonstrate that the property's rents are below "market."

            "Contract Renewal Request Forms" must be submitted to HUD (or its corresponding contract agent) not less than 120 days prior to the applicable HAP anniversary date in order to renew an existing HAP contract.  We understand that the following options are available to us for expiring HAP contracts:  (i) for properties without mortgages, we may renew at the lesser of current rents plus an operating cost adjustment factor ("OCAF") that is set by HUD on an annual basis; or a budget based rent increase; (ii) for properties encumbered by a mortgage, we may renew at the lesser of (x) current rents plus an OCAF or (y) comparable market rents; or, (iii) opt out of the Section 8 program.  Opting out of the Section 8 program requires an additional one-year notice to HUD (or the contract agent) and the affected residents.

            As previously indicated, we anticipate that these Affordable Housing properties will be sold during 2008.  However, if the sale of a property has not been consummated prior to the expiration of a HUD contract, we believe that the contract will be renewed or we will enter into another government subsidized or mortgage restructuring program.

            The following represents our current expectations concerning those HAP contracts that expire in 2008, if the properties are not sold by the time the respective contracts expire:

            Shaker Park Gardens II.  In April 2007, we requested a renewal of the current contract for a one-year term with a budget based rent increase of 10.2%.  HUD denied our request. Subsequently, we applied for a 4.7% increase, as calculated, using the OCAF published on October 2, 2006.  Our request for an OCAF increase was granted and the contract was renewed for a one-year term through June 30, 2008.  Prior to expiration of the current contract, we intend to request a renewal for an additional one-year period.

            Statesman II.  In July 2007, we requested a renewal of the current contract for a one-year term with an increase in rents of 2.6%, as calculated, using the OCAF published on October 2, 2006.  Our request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2008.  Prior to expiration of the current contract, we intend to request a renewal for an additional one-year period.

            Tallmadge Acres.  In November 2007, we requested a renewal of the current contract for a one-year term with an increase in rents of 2.6%, as calculated, using the OCAF published on October 17, 2007.  Our request for an OCAF increase was granted and we expect the contract to be renewed for a one-year term effective March 17, 2008.

            West High Apartments.  In July 2007, we requested a renewal of the current contract for a one-year term with an increase in rents of 2.6%, as calculated, using the OCAF published on October 2, 2006.  Our request for an OCAF increase was granted and the contract was renewed for a one-year term through November 30, 2008.  Prior to expiration of the current contract, we intend to request a renewal for an additional one-year period.

            Fees, Reimbursements and Other.  Fee revenue and expense reimbursements for the management and service operations will be significantly reduced during 2008 as a result of our exit from the Affordable Housing business.  During the fourth quarter of 2007, management contracts for 29 properties that we managed during 2007 were transferred to either the third party owner or to other management companies.  As of January 1, 2008, we manage three properties for third party owners and the joint venture property, and we asset manage one residential and one commercial property.  One of the three managed properties is an Affordable Housing property and is expected to be sold during 2008 or 2009.  The joint venture property is also expected to be sold during 2008 or 2009.  Upon the sale of these properties, we will no longer receive the management fee or reimbursement revenue associated with these properties.  Management and advisory fees attributed to properties owned by non-affiliated third party owners and advisory clients are earned pursuant to contracts that are generally terminable upon 30 days notice.

            Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased when comparing 2007 to 2006 primarily as a result of increases in personnel expense, real estate tax expense and other operating expenses.  Personnel expense increased due to increased salary and benefit costs.  Real estate taxes increased due to taxes related to the two properties acquired during 2007 and assessed property value and millage rate increases.  Other operating expenses increased as a result of increases in the write off of uncollectible tenant rent receivables and associated collection costs.  These increases were partially offset by a credit recorded during 2007 resulting from favorable property insurance loss experiences and a renegotiation of the self-insured retention amounts.  Property operating and maintenance expenses increased when comparing 2006 to 2005 primarily as a result of increases in real estate tax expense, personnel expense, and repairs and maintenance expenses.  The increase in real estate taxes was due to assessed property value and millage rate increases and a decrease in refunds related to prior year taxes received in 2006.  The increase in repairs and maintenance expense was due to increases in maintenance project costs, unit preparation costs, landscaping costs, and trash removal costs.

            Interest Expense.  Interest expense decreased in 2007 compared to 2006 primarily due to a reduction of $8.2 million in defeasance/prepayment costs that were included in income from continuing operations in 2007.  Interest expense increased in 2006 compared to 2005 primarily due to $12.4 million in defeasance/prepayment costs that were included in income from continuing operations in 2006.  Interest expense associated with mortgage and revolving debt in income from continuing operations decreased $800,000 in 2007 compared to 2006 and $400,000 in 2006 compared to 2005 primarily as a result of reduced weighted average interest rates.  "Income from discontinued operations", as discussed below, includes no defeasance/prepayments costs or interest expense in 2007, and $5.2 million in interest expense, of which $3.2 million is defeasance/prepayment costs, in 2006.

            Depreciation and Amortization.  Depreciation and amortization expenses increased in 2007 compared to 2006 primarily as a result of the acquisition of two properties in 2007.

            General and Administrative Expenses.  General and administrative expenses increased in 2007 compared to 2006 primarily due to increases in corporate payroll, bonus, and share-based payment costs in 2007.  These increases were partially offset by a reduction of $876,000 in Directors' compensation in 2007 compared to 2006, as a result of valuation adjustments in deferred compensation based on common share units which are valued using the closing price of our common shares at the end of each period.  General and administrative expenses increased when comparing 2006 to 2005 primarily due to salary, benefit and share-based payment costs and an increase of $585,000 in Directors' compensation, resulting from a valuation adjustment in deferred compensation in 2006.  Additionally, during 2006, we recorded an estimated loss contingency in connection with the out of court settlement reached with Montgomery County, Maryland.  See Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information concerning this settlement.

            Income From Discontinued Operations.  Included in discontinued operations for the years ended December 31, 2007, 2006 and 2005, are the operating results and the gains related to three wholly owned properties that were sold in 2007, eight wholly owned properties that were sold in 2006, and three wholly owned properties that were sold in 2005.  The operating loss from discontinued operations in 2006 was primarily due to costs incurred to defease four loans that were secured by the properties that were sold.  For further details on "Income from discontinued operations," see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Inflation.  It is our belief that the effects of inflation would be minimal on the operational performance of our portfolio as a result of the short-term nature of our leases that are typically for terms of one year or less.

Critical Accounting Estimates

            Our consolidated financial statements include accounts of all subsidiaries, the Service Companies and the Operating Partnership structured as a DownREIT.  The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes.  In preparing these consolidated financial statements, we have utilized information available including industry practice and our own past history in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome that we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize.  However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

            SFAS No. 123(R), "Share-Based Payment," requires us to estimate the fair value of stock options awarded.  We use the Black-Scholes option-pricing model to estimate the fair value of the stock options, and the Monte Carlo method to estimate the fair value of awards in which the number of shares that will ultimately vest are subject to market conditions.  The use of judgment and/or estimates is required in determining certain of the assumptions used by these valuation models.  If we had used different judgment and/or estimates, different valuations would have been produced that may have resulted in a material change to our results of operations.  SFAS No. 123(R) also requires us to estimate future performance results related to certain share-based awards.  If the results vary from our estimate, it may require us to make a material adjustment to our results of operations.

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

Quantitative and Qualitative Disclosures About Market Risk

            Interest Rate Risk.  At December 31, 2007, we had $55.0 million of variable rate debt.  Based on this amount of variable rate debt, an interest rate change of 100 basis points would impact interest expense approximately $550,000 on an annual basis.  Additionally, we have interest rate risk associated with fixed rate debt at maturity.  We have, and will continue to manage, interest rate risk as follows:  (i) maintain what we believe to be a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions.  We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives.  For additional information related to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.  The table below provides information about our financial instruments that are sensitive to change in interest rates.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected amortization and maturity dates.

	December 31, 2007								December 31, 2006
(Dollar amounts in thousands)								Fair Market		Fair Market
Long term debt	2008	2009	2010	2011	2012	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$34,635	$39,422	$80,469	$64,799	$79,843	$202,527	$501,695	$526,817	$461,934	$504,182
Weighted average interest rate	7.8%	7.5%	6.0%	7.6%	6.9%	6.2%	6.7%
Variable:
Variable rate mortgage debt	-	35,000	-	-	-	-	35,000	35,000	36,700	36,700
Weighted average interest rate	-	6.2%	-	-	-	-	6.2%
LIBOR based revolving credit facility (a)	-	-	20,000	-	-	-	20,000	20,000	-	-
Total variable rate debt	-	35,000	20,000	-	-	-	55,000	55,000	36,700	36,700
Total long term debt	$34,635	$74,422	$100,469	$64,799	$79,843	$202,527	$556,695	$581,817	$498,634	$540,882

(a)	Our revolving credit facility matures in April 2010 and had a weighted average interest rate of 6.7% at December 31, 2007.

CONTINGENCIES

            Environmental.  We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs"), in accordance with FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 "Accounting for Conditional Asset Retirement Obligations".  Based on that analysis, we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2007.  Phase I environmental audits were obtained at the time of the IPO, property acquisition or property refinancing, as the case may be, on all of our wholly owned and joint venture properties.

            Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted.

            Pending Litigation.  For a discussion of pending litigation, see Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

            For a discussion of the Quantitative and Qualitative Disclosures about Market Risk, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7.

Item 8.  Consolidated Financial Statements and Supplementary Data

            The response to this item is included in Item 15 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.  Controls and Procedures

            Disclosure Controls and Procedures.  We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

            Management's Report on Internal Control Over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework".  Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2007.  Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management's assessment of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this annual report on Form 10-K.

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

            None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

            The information regarding our Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

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

Item 11.  Executive Compensation

            The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

            The following table summarizes information about our common stock that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2007.  On May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan which is currently the only plan under which grants of options to employees and directors can be made.  Also, certain options previously granted to outside Directors, which were not made under any of those plans, were not approved by shareholders, as shareholder approval for these grants was not required at the time the grants were made.  For more information regarding all of our plans, see Note 17 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Previously, we had three equity compensation plans, two of which, the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan, had been approved by shareholders; and one, the Year 2001 Equity Incentive Plan, that had not been approved by shareholders, as there was no requirement for this plan to be approved by shareholders when it was formed.  As previously stated, this plan was amended and approved by shareholders in 2005.

			Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans (Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans
approved by security holders	1,532,385	$ 9.50	517,069
Equity compensation plans not
approved by security holders	30,000	$ 10.44	-
	1,562,385		517,069

            Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008 is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13.  Certain Relationships and Related Transactions and Director Independence

            The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

            The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

            The following documents are filed as part of this Report.

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2.

Financial Statement Schedules:  The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

	Schedules		Page
	II	Valuation and Qualifying Accounts	F-45
	III	Real Estate and Accumulated Depreciation	F-46

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2008.

ASSOCIATED ESTATES REALTY CORPORATION
By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2008.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 27, 2008
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 27, 2008
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 27, 2008
Albert T. Adams

/s/ James M. Delaney	Director	February 27, 2008
James M. Delaney

/s/ Michael E. Gibbons	Director	February 27, 2008
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 27, 2008
Mark L. Milstein

/s/ James A. Schoff	Director	February 27, 2008
James A. Schoff

/s/ Richard T. Schwarz	Director	February 27, 2008
Richard T. Schwarz

INDEX TO EXHIBITS

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

4.13

Credit Agreement Dated April 24, 2007 among Associated Estates Realty Corporation, as Borrower and National City Bank as Administrative Agent, Lead Arranger, and Book Manager and The Several Lenders From Time To Time Parties Hereto, as Lenders.

Exhibit 4.13 to Form 10-Q filed July 31, 2007.

Filed herewith or
incorporated herein
Number	Title	by reference

4.14

Shareholders Rights Agreement dated January 6, 1999 between Associated Estates Realty Corporation, an Ohio corporation (the "Company") and National City Bank, a national banking association (the "Rights Agent").

Exhibit 1 to Form 8-A filed January 26, 1999.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Stock Agreement dated by and among the Company and its Non-Management Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.8	Form of Share Option Agreement by and among the Company and its Non-Management Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.10

Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005).  Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.

Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

21.1	List of Subsidiaries	Exhibit 21.1 to Form
10-K filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

Consolidated Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the
years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the
years ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedules:

II - Valuation and Qualifying Accounts	F-45

III - Real Estate and Accumulated Depreciation at December 31, 2007	F-46

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the accompanying Item 15 present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

F-2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 27, 2008

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31,	December 31,
ASSETS	2007	2006
Real estate assets
Land	$107,912	$92,341
Buildings and improvements	826,226	751,393
Furniture and fixtures	30,154	28,126
	964,292	871,860
Less: accumulated depreciation	(305,427)	(281,994)
	658,865	589,866
Construction in progress	721	1,323
Real estate associated with property held for sale, net	-	331
Real estate, net	659,586	591,520
Cash and cash equivalents	1,549	30,010
Restricted cash	6,730	7,279
Accounts and notes receivable, net
Rents	1,128	1,582
Affiliates	1,875	322
Other	820	1,955
Investments in joint ventures, net	-	5,247
Goodwill	1,725	1,725
Other assets, net	13,383	9,155
Other assets associated with property held for sale, net	-	34
Total assets	$686,796	$648,829
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$510,915	$472,854
Unsecured revolving credit facility	20,000	-
Unsecured debt	25,780	25,780
Total debt	556,695	498,634
Accounts payable, accrued expenses and other liabilities	25,909	24,568
Dividends payable	2,848	2,934
Resident security deposits	3,826	3,601
Funds held on behalf of managed properties - affiliates	344	200
Funds held on behalf of managed properties - other	1,476	1,978
Accrued interest	2,737	2,992
Accumulated losses in excess of investments in joint ventures	1,346	-
Other liabilities associated with property held for sale	-	20
Total liabilities	595,181	534,927
Operating partnership minority interest	1,829	1,851
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and
220,850 and 232,000 outstanding at December 31, 2007 and December 31, 2006, respectively	55,213	58,000
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 16,353,700 and 17,261,224 outstanding at December 31, 2007 and
December 31, 2006, respectively	2,300	2,300
Paid-in capital	281,152	280,369
Accumulated distributions in excess of accumulated net income	(180,436)	(173,962)
Accumulated other comprehensive loss	(1,050)	(71)
Less: Treasury shares, at cost, 6,642,063 and 5,734,539 shares
at December 31, 2007 and December 31, 2006, respectively	(67,393)	(54,585)
Total shareholders' equity	89,786	112,051
Total liabilities and shareholders' equity	$686,796	$648,829

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Revenue
Property revenue	$138,224	$124,926	$116,565
Management and service company revenue:
Fees, reimbursements and other	10,914	11,689	11,723
Painting services	2,218	1,078	1,094
Total revenue	151,356	137,693	129,382
Expenses
Property operating and maintenance	61,627	57,590	52,959
Depreciation and amortization	33,368	29,894	29,825
Direct property management and service company expenses	12,863	12,695	12,503
Painting services	2,164	1,367	1,150
General and administrative	10,327	9,840	7,999
Total expenses	120,349	111,386	104,436
Operating income	31,007	26,307	24,946
Interest income	458	680	638
Interest expense	(41,824)	(50,634)	(38,632)
(Loss) income before gain on disposition of investment,
equity in net loss of joint ventures, minority interest
and income from discontinued operations	(10,359)	(23,647)	(13,048)
Gain on disposition of investment	-	-	150
Equity in net loss of joint ventures	(258)	(462)	(644)
Minority interest in operating partnership	(53)	(61)	(63)
(Loss) income from continuing operations	(10,670)	(24,170)	(13,605)
Income from discontinued operations:
Operating (loss) income	(29)	(2,902)	1,275
Gain on disposition of properties	20,864	54,093	48,536
Income from discontinued operations	20,835	51,191	49,811
Net income	10,165	27,021	36,206
Preferred share dividends	(4,924)	(5,046)	(5,130)
Preferred share repurchase costs	(172)	-	(2,163)
Net income applicable to common shares	$5,069	$21,975	$28,913

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.93)	$(1.72)	$(1.09)
Income from discontinued operations	1.23	3.01	2.60
Net income applicable to common shares	$0.30	$1.29	$1.51

Dividends declared per common share	$0.68	$0.68	$0.68

Weighted average number of common shares
outstanding - basic and diluted	16,871	17,023	19,162

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,
(In thousands, except share data)	2007	2006	2005
Common shares outstanding
Balance outstanding at beginning of period	17,261,224	17,950,326	19,653,187
Shares purchased	(1,045,346)	(992,423)	(1,823,265)
Shares issued from treasury for stock option exercises	22,479	236,599	61,300
Restricted share activity, net	115,343	66,722	59,104
Balance outstanding at end of period	16,353,700	17,261,224	17,950,326

Preferred shares outstanding
Balance outstanding at beginning of period	232,000	232,000	457,000
Redemption of Class A Cumulative Redeemable Preferred Shares	-	-	(225,000)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	(11,150)	-	-
Balance outstanding at end of period	220,850	232,000	232,000

Preferred shares
Balance outstanding at beginning of period	$58,000	$58,000	$114,250
Redemption of Class A Cumulative Redeemable Preferred Shares	-	-	(56,250)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	(2,787)	-	-
Balance outstanding at end of period	55,213	58,000	58,000

Common shares (at $.10 stated value)
Balance outstanding at beginning and end of period	2,300	2,300	2,300

Treasury shares (at cost)
Balance outstanding at beginning of period	(54,585)	(45,877)	(29,800)
Purchase of common shares	(13,959)	(10,269)	(17,427)
Share based compensation	890	(1,091)	668
Shares issued from treasury for stock option exercises	261	2,652	682
Balance outstanding at end of period	(67,393)	(54,585)	(45,877)

Paid-in capital
Balance outstanding at beginning of period	280,369	278,885	277,117
Share based compensation	786	2,099	(220)
Shares issued from treasury for stock option exercises	(60)	(615)	(189)
Adjustment to 2004 issuance of Class B Series II Cumulative
Redeemable Preferred Shares	-	-	14
Redemption of Class A Cumulative Redeemable Preferred Shares			2,163
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	57	-	-
Balance outstanding at end of period	281,152	280,369	278,885

Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(173,962)	(184,303)	(200,277)
Net income	10,165	27,021	36,206
Share based compensation	10	14	-
Redemption of Class A Cumulative Redeemable Preferred Shares	-	-	(2,163)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	(172)	-	-
Common share dividends declared	(11,553)	(11,648)	(12,939)
Preferred share dividends declared	(4,924)	(5,046)	(5,130)
Balance outstanding at end of period	(180,436)	(173,962)	(184,303)

Accumulated other comprehensive income
Balance outstanding at beginning of period	(71)	(25)	-
Change in fair value of hedge instruments	(979)	(46)	(25)
Balance outstanding at end of period	(1,050)	(71)	(25)
Total Shareholders' Equity	$89,786	$112,051	$108,980

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash flow from operating activities:
Net income	$10,165	$27,021	$36,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	34,164	33,389	35,465
Loss on fixed asset replacements write-off	108	163	80
Gain on disposition of properties	(20,864)	(54,093)	(48,686)
Minority interest in operating partnership	53	61	63
Amortization of deferred financing costs and other	1,567	2,163	826
Amortization of swap termination payments received	(294)	(497)	(727)
Share-based compensation	1,590	965	303
Equity in net loss of joint ventures	258	462	644
Distribution from joint ventures	780	318	-
Net change in assets and liabilities:
Accounts and notes receivable	787	2,495	547
Accounts payable and accrued expenses	102	4,333	(2,098)
Other operating assets and liabilities	(3)	(86)	1,510
Restricted cash	549	1,218	243
Total adjustments	18,797	(9,109)	(11,830)
Net cash flow provided by operations	28,962	17,912	24,376
Cash flow from investing activities:
Recurring fixed asset additions	(10,420)	(11,049)	(8,127)
Revenue enhancing/non-recurring fixed asset additions	(1,880)	(1,477)	(871)
Net proceeds from disposition of operating properties	46,478	87,038	78,739
Acquisition fixed asset additions	(70,547)	(256)	(65,320)
Other investing activity	(2,241)	(321)	-
Net cash flow (used for) provided by investing activities	(38,610)	73,935	4,421
Cash flow from financing activities:
Principal payments on mortgage notes payable	(119,477)	(207,146)	(60,933)
Payment of debt procurement costs	(1,660)	(1,540)	(1,659)
Proceeds from mortgage notes obtained	115,538	132,209	87,940
Revolver and/or line of credit borrowings	155,260	96,300	60,250
Revolver and/or line of credit repayments	(135,260)	(96,300)	(70,250)
Common share dividends paid	(11,577)	(11,765)	(13,229)
Preferred share dividends paid	(4,924)	(5,046)	(5,450)
Operating partnership distributions paid	(53)	(61)	(63)
Exercise of stock options	201	2,037	493
Purchase of preferred and/or treasury shares	(16,861)	(10,258)	(73,677)
Proceeds from issuance of unsecured trust preferred securities	-	-	25,780
Net cash flow used for financing activities	(18,813)	(101,570)	(50,798)
Decrease in cash and cash equivalents	(28,461)	(9,723)	(22,001)
Cash and cash equivalents, beginning of period	30,010	39,733	61,734
Cash and cash equivalents, end of period	$1,549	$30,010	$39,733

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

            We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities.  In addition to rental revenue, we receive certain property and asset management fees, acquisition, disposition and incentive fees, consultation fees, and mortgage servicing fees.  Our MIG subsidiary is a registered investment advisor and serves as a real estate advisor to pension funds. We own two taxable REIT subsidiaries (the "Service Companies") that provide management and other services to us and to third parties.

            As of December 31, 2007, our property portfolio consisted of: (i) 64 owned apartment communities containing 14,450 units in eight states, 12 of which are Affordable Housing communities including one joint venture property containing 108 units; (ii) three apartment communities that we manage for third party owners consisting of 616 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.

            During the third quarter of 2007, we announced our plan to exit the Affordable Housing business.  At that time, we managed 30 Affordable Housing apartment communities for third party owners.  As of January 1, 2008, we no longer manage 29 of the third party owned Affordable Housing properties.  The 12 Affordable Housing communities that we own, directly or through a joint venture, are under contracts to be sold and most are expected to be sold during the first half of 2008.

Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, which include but are not limited to:

•

separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity;

•	the Service Companies (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999);
•

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

•	an Operating Partnership structured as a DownREIT in which we own an aggregate 97.4% as of December 31, 2007.

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

Real Estate and Depreciation

            Real estate assets are stated at cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

•	Buildings and improvements	5 - 30 years
•	Furniture, fixtures and equipment	5 - 10 years

            We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations.  Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs are expensed when incurred.

            We capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing.

            In accordance with SFAS 144, we discontinue the depreciation of assets that we have specifically identified as held for sale.  There were no properties classified as held for sale at December 31, 2007, and one property classified as held for sale at December 31, 2006.

Classification of Fixed Asset Additions

            We define recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value.  We define revenue enhancing/non-recurring fixed assets to be capital expenditures if such improvements increase the value of the property and/or enable us to increase rents.  We define acquisition fixed asset additions to be for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Impairment of Long-Lived Assets

            We evaluate the recoverability of the carrying value of our real estate assets when a triggering event occurs using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Factors we consider in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature.  Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date.  If any real estate asset held for investment is considered impaired, a loss is recorded to reduce the carrying value of the asset to its fair value.  We periodically classify real estate assets as held for sale.  See Note 2 for a discussion of our policy regarding classification of a property as held for sale.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  No impairment was recorded in connection with our owned real estate assets for the years ended December 31, 2007, 2006 and 2005.

            Investments in joint ventures that we own 50.0% or less are presented using the equity method of accounting as we have the ability to exercise significant influence over, but do not have financial or operating control over such entities.  Since we intend to fulfill our obligations as a partner in the joint ventures, we have recognized our share of losses and distributions in excess of our investment.  Our investment in unconsolidated entities is periodically reviewed for other than temporary declines in market value.  Any decline that is not expected to recover in the next 12 months is considered other than temporary and an impairment is recorded as a reduction in the carrying value of the investment.  Estimated fair values are based on our projections of cash flows and market capitalization rates.  As of December 31, 2007, no impairment has been recorded in connection with any of our joint venture investments.  For additional information concerning our activity in connection with our joint venture investments, see Note 7.

Deferred Financing Costs

            Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument on a straight-line basis, which approximates the effective interest method.

Intangible Assets and Goodwill

            SFAS 142, "Goodwill and Other Intangible Assets", requires that intangible assets not subject to amortization and goodwill are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  See Note 4 for additional information related to intangible assets and goodwill.

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

Property Management

            We are reimbursed for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates.  We are the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore we record these reimbursements as management and service company revenue (included in "Fees, reimbursements and other") and as expenses (included in "Direct property management and service company expenses").  For the years ended December 31, 2007, 2006 and 2005, the reimbursements shown as revenue were equivalent to the expenses, which were $8.3 million, $8.3 million and $8.6 million, respectively.

Advertising Costs

            We recognize advertising costs as expense when incurred.  The total amount charged to advertising expense for the years ended December 31, 2007, 2006, and 2005, were $1.8 million, $2.0 million and $2.0 million, respectively.  There were no advertising costs reported as assets for the years ended December 31, 2007 and 2006.

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

            Under the modified prospective method of SFAS 123(R), share-based compensation cost is recognized on (i) all awards granted on or after January 1, 2006, using the fair-value method, (ii) nonvested stock option awards granted prior to January 1, 2006, based on their grant date fair value as previously calculated under the pro-forma disclosure provisions of SFAS 123 over the remaining requisite service periods, and (iii) nonvested restricted share awards based on their grant date fair value over the remaining service periods.  Prior periods were not restated to reflect the impact of adopting this Statement.  Additionally, SFAS 123(R) requires us to estimate the amount of expected forfeitures when calculating compensation costs, instead of accounting for forfeitures as they occur, which was our previous method.  Forfeiture rates were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of expected future activity.  The following table reflects the effect on operating results and per share information if we had accounted for share-based compensation in accordance with SFAS 123(R) for the year ended December 31, 2005:

Year Ended
(In thousands, except per share amounts)	December 31, 2005
Net income	$36,206
Total stock compensation recognized	358
Total stock compensation cost had SFAS 123(R) been adopted	(663)
Proforma net income had SFAS 123(R) been adopted	$35,901

Net income applicable to common shares:
Net income applicable to common shares as reported	$28,913
Total stock compensation recognized	358
Total stock compensation cost had SFAS 123(R) been adopted	(663)
Proforma net income applicable to common shares had SFAS 123(R) been adopted	$28,608

Income per common share - basic and diluted:
Income per common share as reported	$1.51
Total stock compensation recognized	0.02
Total stock compensation cost had SFAS 123(R) been adopted	(0.04)
Proforma income per common share had SFAS 123(R) been adopted	$1.49

Operating Partnership Minority Interest

            In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units").  Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares.  If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount.  As of December 31, 2007, all units presented for redemption were redeemed for cash.  The difference between the cash paid and the recorded value of the units reduced the recorded amount of the underlying real estate.  There were 78,335 OP units remaining as of December 31, 2007.

            The following table identifies the effect of OP unit redemptions (in thousands, except units redeemed):

			Recorded	Reduction in
	Units		Value at	Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate
2000 - 2004	429,009	$3,848	$9,765	$5,917
2005	-	-	-	-
2006	13,746	184	321	137
2007	942	14	22	8
	443,697	$4,046	$10,108	$6,062

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

            The Service Companies have elected to be treated as Taxable REIT Subsidiaries and operate as C-corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".  Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes.  The 2007, 2006 and 2005 net operating loss carry forwards for the Service Companies, in the aggregate, are approximately $8.3 million, $8.0 million and $7.0 million, respectively, and expire during the years 2018 to 2027.

            The gross deferred tax assets were $4.8 million, $4.5 million and $4.3 million at December 31, 2007, 2006 and 2005, respectively, and relate principally to net operating losses of the Service Companies.  Gross deferred tax liabilities of $155,000, $166,000 and $150,000 at December 31, 2007, 2006 and 2005, respectively, relate primarily to tax basis differences in fixed assets and intangibles.  The deferred tax valuation allowance was $4.7 million, $4.3 million and $4.2 million at December 31, 2007, 2006 and 2005, respectively.  We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized.  The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

            At December 31, 2007 and 2006, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $55.1 million and $66.5 million, respectively.

Reconciliation Between GAAP Net Income and Taxable (Loss) Income

	Year Ended December 31,
(In thousands)	2007	2006	2005
GAAP net income	$10,165	$27,021	$36,206
Add: GAAP net loss (income) of taxable REIT
subsidiaries and minority interest in joint venture, net	525	748	(340)
GAAP net income from REIT operations (1)	10,690	27,769	35,866

Add: Book depreciation and amortization	35,808	35,388	37,639
Less: Tax depreciation and amortization	(26,267)	(27,058)	(28,522)
Book/tax differences on (losses) gains from
capital transactions	(21,076)	(27,106)	(22,105)
Other book/tax differences, net	(1,203)	1,496	(796)
Taxable (loss) income before adjustments	(2,048)	10,489	22,082
Less: Capital loss (gain)	216	(26,986)	(25,769)
Taxable (loss) income subject to dividend requirement	$(1,832)	$(16,497)	$(3,687)

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash dividends paid	$16,473	$16,691	$18,279
Plus: Dividends designated to prior year from following year	-	(1,252)	1,252
Less: Portion designated as capital gain distribution	-	(11,169)	(19,531)
Less: Return of capital	(16,473)	(4,270)	-
Dividends paid deduction	$-	$-	$-

Dividends Per Share

            Total dividends per common share and the related components for the years ended December 31, 2007, 2006 and 2005, as reported for income tax purposes, were as follows:

Year Ended December 31, 2007

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/2/2007	$-	$0.170000	$-	$-	$0.170000
5/1/2007	-	0.170000	-	-	0.170000
8/1/2007	-	0.170000	-	-	0.170000
11/1/2007	-	0.170000	-	-	0.170000
	$-	$0.680000	$	$-	$0.680000

Year Ended December 31, 2006

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
1/23/2006 (1)	$-	$0.040981	$0.058761	$0.047265	$0.099742
5/1/2006	-	0.069847	0.100153	0.080559	0.170000
8/1/2006	-	0.069847	0.100153	0.080559	0.170000
11/1/2006	-	0.069847	0.100153	0.080559	0.170000
	$-	$0.250522	$0.359220	$0.288942	$0.609742

(1)	Represents a portion of the dividend paid on January 23, 2006. The remaining portion of this dividend was reported for the year ended December 31, 2005, for income tax purposes.

Year Ended December 31, 2005

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2005	$-	$-	$0.170000	$0.066019	$0.170000
5/2/2005	-	-	0.170000	0.066019	0.170000
8/1/2005	-	-	0.170000	0.066019	0.170000
11/1/2005	-	-	0.170000	0.066019	0.170000
1/23/2006 (1)	-	-	0.070258	0.027285	0.070258
	$-	$-	$0.750258	$0.291361	$0.750258

(1)	Represents a portion of the dividend paid on January 23, 2006. The remaining portion of this dividend was reported for the year ended December 31, 2006, for income tax purposes.

            Preferred dividends of $4.9 million, $5.0 million and $5.1 million were paid for the years ended December 31, 2007, 2006 and 2005, respectively, and were designated as a non-taxable return of capital and capital gain dividend.

Derivative Instruments and Hedging Activities

            Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

            For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge effectiveness is assessed by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

            As of December 31, 2007, no derivatives were designated as fair value hedges.  Additionally, we do not use derivatives for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments and we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

We have utilized interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate swaps designated as fair value hedges involve the payment of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an up front premium.  During 2007, such derivatives were used to hedge the variable cash flows associated with $63.0 million of existing variable-rate debt.  At December 31, 2006, there were no interest rate swap derivatives included on the Consolidated Balance Sheets.

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of existing variable rate debt.  The notional amounts of the swaps were $42.0 million (which commenced on August 28, 2007) and $21.0 million (which commenced on December 20, 2007).  At December 31, 2007, the fair value of these two swaps was a liability of $1.0 million and was included in the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities".  No hedge ineffectiveness on these cash flow hedges was recognized during 2007.  For the year ended December 31, 2007, the change in net unrealized gains/losses on these hedges was reported in the Consolidated Statements of Shareholders' Equity as a $1.0 million net loss.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $88,000 net gain from accumulated other comprehensive income to interest expense for the year ended December 31, 2007.  During 2008, we estimate that an additional $260,000 will be reclassified as an increase to interest expense.

On April 19, 2002, we executed an interest rate swap with a notional amount of $14.0 million (which commenced on May 15, 2002) to hedge the fair market value of a fixed rate loan. This swap expired in November 2005 upon the maturity of the related loan. We recorded a credit to interest expense of $147,000 for the year ended December 31, 2005, related to this swap.

On February 25, 2000, we executed two interest rate swaps. The notional amounts of the swaps were approximately $10.6 million (which commenced March 1, 2000) and $54.8 million (which commenced March 10, 2000). The swaps amortized monthly in accordance with the amortization of the hedged loans and were to expire upon maturity of the loans. These swaps were executed to hedge the fair market value of five fixed rate loans. On December 11, 2000, we executed termination agreements for both swaps, and received a total termination payment of $3.2 million. This termination payment was being amortized, as a credit to interest expense, through the maturity dates of the related loans in 2007. If a loan is extinguished prior to the original maturity date, any unamortized termination payment related to such loan is immediately credited to interest expense. Total amortization related to the termination payments was $294,000, $497,000 and $727,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

  During 2006, we utilized forward contracts with respect to forecasted probable purchases of natural gas used in heating certain properties that we owned or managed. We utilized the gas forwards to limit the market price risk associated with the forecasted gas purchase. Identification of a forward contract as a qualifying cash-flow hedge requires us to determine that the forecasted transaction(s) is probable, and the hedging relationship between the gas contract and the expected future purchase is expected to be highly effective at the initiation of the hedge and throughout the hedging relationship. The changes in fair value of the contracts were recorded in other comprehensive income ("OCI"). The amount in OCI was reclassified into earnings when the cost of the gas affected earnings.  As of December 31, 2007 and 2006, this hedge was reported at fair value on the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities" in the amount of $0 and $80,000, respectively. The unrealized gain/loss in the fair value of this hedge was deferred in OCI and recognized in earnings as the hedged transaction occurred. The change in net unrealized gain/loss on this hedge reflects a reclassification of net unrealized loss from accumulated OCI to earnings of $71,000 and $143,000 during the years ended December 31, 2007 and 2006, respectively.

Treasury Shares

            We record the purchase of Treasury shares at cost.  From time to time, we may reissue these shares.  When shares are reissued, we account for the issuance based on the "First in, first out" method.  For additional information regarding treasury shares, see Note 14.

Recent Accounting Pronouncements

            In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide "Investment Companies" must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. On February 6, 2008, FSP SOP 07-1a was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We have determined that we are not an investment company under the provisions of SOP 07-1 and do not expect to retain specialized investment company accounting for any of our consolidated or equity method investments where the investment entity may be deemed an investment company.

            In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

            In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings.  Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for us on January 1, 2008.  We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

            In December 2007, the FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009.  We are currently assessing the potential impact that the adoption of SFAS 141(R) will have on our financial position and results of operations.

            In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for us for business combinations for which the acquisition date is on or after January 1, 2009.  We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.

            Reclassifications

            Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

2.         ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, an 843-unit Market-Rate property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  We paid our partner $21.6 million in cash.  Commencing June 29, 2007, the results of operations, financial condition (including the existing $42.0 million non-recourse mortgage loan), and cash flows of this property are included in our consolidated financial statements.

            On June 8, 2007, we acquired a 268-unit Market-Rate property located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily by 1031 proceeds from the disposition of a Market-Rate property which we sold on May 30, 2007, and with borrowings from our revolving credit facility.

            On May 25, 2007, we acquired the land on which one of our Affordable Housing properties is located for a purchase price of $897,000.  We had been leasing this land pursuant to a ground lease that was scheduled to mature in 2021.

            On October 11, 2005, we acquired a 168-unit Market-Rate property located in Atlanta, Georgia.  The purchase was funded primarily by mortgage financing on the acquired property, by cash received from the disposition of a Market-Rate property on June 29, 2005, which had previously been placed in escrow in accordance with Section 1031 of the Internal Revenue Code, and cash previously received through the March 15, 2005, issuance of trust preferred securities.

            On March 9, 2005, we acquired a 316-unit Market-Rate property located in West Palm Beach, Florida.  The purchase was funded primarily by mortgage financing on the acquired property and on a previously unencumbered Market-Rate property.  Additionally, this property was part of a reverse Like-Kind Exchange under Section 1031 of the Internal Revenue Code.

Disposition Activity

            We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Real estate assets that are classified as held for sale are also reported as discontinued operations.  We classify properties as held for sale when all significant contingencies surrounding the closing have been resolved.  In many transactions, these contingencies are not satisfied until the actual closing of the transaction.  Interest expense included in discontinued operations is limited to interest and any defeasance/prepayment costs on mortgage debt specifically associated with properties sold or classified as held for sale.

            During 2007, we completed the sale of three Market-Rate properties containing a total of 1,173 units for a total sales price of $49.0 million.  Two of these properties were located in Ohio and one was located in Texas.  We recognized total gains of $20.9 million related to these sales, which are included in "Income from discontinued operations."

            During 2006, we completed the sale of eight properties containing a total of 2,040 units for a total sales price of $92.5 million.  Seven of these properties were located in Ohio (six Market-Rate properties and one Affordable Housing property) and one was a Market-Rate property located in North Carolina.  We recognized total gains of $54.1 million related to these sales, which are included in "Income from discontinued operations."

            During 2005, we completed the sale of three Market-Rate properties containing a total of 943 units for a total sales price of $108.5 million.  These properties were located in Ohio, Florida, and Arizona.  We recognized total gains of $48.5 million related to these sales, which are included in "Income from discontinued operations."

            The following chart summarizes the "Income from discontinued operations" for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
(in thousands)
Property revenue	$3,977	$18,307	$29,752

Property operating and maintenance expense	(3,212)	(12,542)	(18,330)
Real estate asset depreciation and amortization	(795)	(3,495)	(5,639)
Interest income	1	16	9
Interest expense(1)	-	(5,188)	(4,517)

Operating (loss) income	(29)	(2,902)	1,275
Gain on disposition of properties	20,864	54,093	48,536
Income from discontinued operations	$20,835	$51,191	$49,811

(1)	Includes $3.2 million of defeasance/prepayment costs associated with the prepayment of four mortgage loans in 2006.

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

            Restricted cash is comprised of the following:

	December 31,
	2007	2006
(in thousands)
Resident security deposits	$1,343	$1,423
Other escrows	111	86
Escrows and reserve funds for replacements
required by mortgages	5,276	5,770
	$6,730	$7,279

            Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held.  Other escrows represents funds held primarily for the payment of operating expenses associated with properties we manage on behalf of our advisory clients and funds from deferred compensation.  These funds are held in short-term investments.  Certain reserve funds for replacements are invested in a combination of money market funds and U.S. treasury bills with maturities less than 18 months.

4.         GOODWILL AND OTHER ASSETS

Goodwill

            MIG Realty Advisors, Inc.   In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger, which was allocated fully to the Management and Service Operations segment.

            In addition to the annual review of goodwill completed during the first quarter of 2007, we reviewed goodwill during the second quarter of 2007 as a result of the loss of fee revenue associated with our acquisition of our joint venture partner's 51.0% interest in Idlewylde Apartments (see Note 2 for details of this acquisition).  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability to the various alternatives we consider.  Based on this analysis, we determined that goodwill was not impaired as of December 31, 2007 and 2006.  As such, there were no changes to the carrying amount of goodwill during 2007.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net

            Other assets, net, consist of the following:

	December 31,
	2007	2006
(in thousands)
Intangible assets	$5,095	$1,945
Deferred financing and leasing costs	8,581	8,112
Less: Accumulated amortization	(7,223)	(5,976)
	6,453	4,081
Prepaid expenses	4,104	4,712
Other assets	2,826	362
	$13,383	$9,155

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

            In connection with the two properties acquired in June 2007, as discussed in Note 2, we recorded intangible assets in the amount of $2.6 million related to existing leases, which are being amortized over twelve months, and $589,000 related to tenant relationships, which are being amortized over sixteen months.  These intangible assets were fully allocated to the Acquisition/Disposition segment.

            In connection with the two properties acquired in 2005, as discussed in Note 2, we recorded intangible assets in the amount of $1.5 million related to existing leases, which had been amortized over twelve to thirteen months, and $424,000 related to tenant relationships, which had been amortized over sixteen months.  These intangible assets were fully allocated to the Acquisition/Disposition segment.

Information on the intangible assets at December 31, 2007 is as follows:

	In Place	Tenant
	Leases	Relationships
(in thousands)
Gross carrying amount	$4,076	$1,019
Less: Accumulated amortization	(2,824)	(657)
Balance as of December 31, 2007	$1,252	$362

            The aggregate amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $847,000 and $1.5 million, respectively.  The estimated amortization expense related to intangible assets existing at December 31, 2007, is $1.6 million for the year ended December 31, 2008.

Deferred financing and leasing costs

            Amortization expense for deferred financing and leasing costs, including amortization classified in income from discontinued operations, was $1.1 million, $1.0 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5.         PROPERTY REVENUE

            During the second quarter of 2007, we recorded non-recurring rental revenue of $1.6 million as a result of a settlement of a lawsuit with HUD relating to past due rents at some of our Affordable Housing properties.

6.         DEBT

            The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2007 and 2006:

(Dollar amounts in thousands)	Balance	Weighted	Balance	Weighted
	Outstanding	Average	Outstanding	Average
	December 31, 2007	Interest Rate	December 31, 2006	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$200,168	7.7%	$303,945	7.7%
Mortgages payable - other	275,747	5.8%	132,209	6.1%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	501,695	6.7%	461,934	7.3%

VARIABLE RATE DEBT
Mortgages payable	35,000	6.2%	36,700	6.6%
Revolver / lines of credit borrowings	20,000	6.7%	-	0.0%
Total variable rate debt	55,000	6.4%	36,700	6.6%
TOTAL DEBT	$556,695	6.7%	$498,634	7.2%

            Real estate assets pledged as collateral for all debt had a net book value of $497.6 million and $439.2 million at December 31, 2007 and 2006, respectively.

            As of December 31, 2007, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2008	$31,935
2009	72,802
2010	98,809
2011	67,563
2012	83,059
Thereafter	202,527
$556,695

            Cash paid for interest was $41.0 million, $54.6 million and $41.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Included in cash paid for interest are $3.8 million and $14.4 million of defeasance and other prepayment costs that were paid during the years ended December 31, 2007 and 2006, respectively.

Conventional Mortgage Debt

             The following table provides information on loans defeased/prepaid and loans obtained during 2007:

(Dollar amounts in thousands)	Loans prepaid/defeased			Loans obtained
Property	Amount	Rate		Amount	Rate
Chestnut Ridge	$14,632	7.5%		$19,000	6.2%	(a)
Residence at White River	8,284	7.5%		9,221	5.4%
Spring Valley Apartments	11,008	7.5%		10,817	5.4%
Georgetown Park Apartments	19,379	7.9%		16,000	6.2%	(a)
Muirwood Village at Bennell	3,773	7.9%		-	N/A
Waterstone Apartments	15,729	7.5%		16,500	5.8%
Lake Forest	5,764	7.9%		-	N/A
The Landings at the Preserve	6,740	7.9%		-	N/A
Residence at Barrington	15,152	7.9%		19,500	5.8%
The Alexander at Ghent	-	N/A		24,500	5.8%
Cambridge at Buckhead	11,800	7.1%	(a)	-	N/A
Aspen Lakes	3,900	7.1%	(a)	-	N/A

	$116,161	7.6%	(b)	$115,538	5.8%	(b)

(a)	Denotes variable rate loan. Variable rates on loans obtained are as of December 31, 2007.
(b)	Represents weighted average interest rate for the loans listed.

            In relation to the loan defeasances/prepayments in 2007, we recognized in interest expense defeasement/prepayment costs totaling $4.2 million of which $3.8 million were paid during 2007 and $400,000 were deferred financing costs that were charged to expense.  All of these costs were included in "Income from continuing operations".

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

            During 2006, we prepaid a total of 18 conventional mortgage loans totaling $200.6 million.  Of these 18 loans, ten fixed rate loans were prepaid with the proceeds received from property sales, and five fixed rate loans and three variable rate loans were prepaid with the proceeds of a $132.2 million mortgage refinancing involving five properties.  The new loans were structured as five separate loans; however, each loan is cross-collateralized, cross-defaulted and includes a collateral substitution feature.  These loans mature in October 2013 and accrue interest at a fixed rate of 6.1%.  The fifteen fixed rate loans that were prepaid totaled $146.0 million and had a weighted average interest rate of 7.6%.  In connection with the loan defeasance/prepayments, we recognized defeasement/prepayment costs totaling $15.5 million in interest expense of which $14.4 million were paid during 2006 and $1.1 million were deferred financing costs that had been charged to expense.  A total of $12.3 million of these costs were included in "Income from continuing operations", and $3.2 million were included in "Income from discontinued operations".

            Conventional mortgages payable are comprised of 33 loans at December 31, 2007 and 36 loans at December 31, 2006, each of which is a project specific loan collateralized by the respective real estate and resident leases.  Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through October 2014.  Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.

Other Mortgage Debt

            Other mortgages payable are comprised of five loans at December 31, 2007 and 2006, which are cross-collateralized, cross-defaulted and include a collateral substitution feature.  These loans are payable in monthly payments of interest only and mature in October 2013.

Federally Insured Mortgage Debt

            During 2006, we prepaid the $1.2 million federally insured mortgage which previously encumbered one of our properties with the proceeds from the sale of this property.  This loan was insured by HUD pursuant to one of the mortgage insurance programs administered under the National Housing Act of 1934.

Revolving Credit Facility/Lines of Credit

            In April 2007, we obtained an unsecured revolving credit facility ("revolver") in the amount of $100.0 million to be used for the refinancing of existing debt, general corporate purposes, and/or the acquisition of properties.  This revolver matures in April 2010 and accrues interest at a variable rate of LIBOR plus 1.6%.  At December 31, 2007, there were outstanding borrowings of $20.0 million on the revolver with a weighted average interest rate of 6.7%.  In connection with obtaining the revolver, we terminated both our secured $17.0 million and our secured $14.0 million lines of credit.  There were no borrowings outstanding on the $17.0 million or $14.0 million secured lines of credit at December 31, 2006.

Trust Preferred Securities

            On March 15, 2005, AERC Delaware Trust (the "Trust"), a newly formed wholly owned subsidiary, sold trust preferred securities for an aggregate amount of $25.8 million.  Associated Estates Realty Corporation ("AERC") owns all of the common securities of the Trust.  The Trust used the proceeds to purchase AERC's junior subordinated note due March 30, 2035, which represents all of the Trust's assets.  The terms of the trust preferred securities are substantially the same as the terms of the junior subordinated note.  Interest on the junior subordinated note is payable at a fixed rate equal to 7.9% per annum through the interest rate payment date in March 2015 and thereafter at a variable rate equal to LIBOR plus 3.25% per annum.  AERC may redeem the junior subordinated note at par at any time on or after March 30, 2010.  To the extent that AERC redeems the junior subordinated note, the Trust is required to redeem a corresponding amount of trust preferred securities.

7.         INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

            At December 31, 2007, we had an investment in one joint venture that owns an Affordable Housing multifamily apartment community.  The operation of this property is similar to the operations of our wholly owned portfolio.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights".  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings and cash contributions and distributions.  This joint venture property had negative cash flow during 2007 and is expected to have negative cash flow during 2008 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  The joint venture partnership that owns this property has entered into a contract to sell it.  Our proportionate share of the non-recourse debt on this property at December 31, 2007, was $2.1 million.

            This property is governed by regulations pursuant to the property's HUD rent subsidy and mortgage insurance programs, which contain provisions governing certain aspects of the operations of the property (See Note 10).  Rent subsidies of $600,000, $585,000 and $581,000 for the years ended December 31, 2007, 2006 and 2005, respectively, were received by the property.

            On June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments, an 843-unit Market-Rate property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  See Note 2 for additional information regarding this acquisition.

            The following tables represent summarized financial information at 100% for the joint ventures in which we have been an investor during the years presented.

Operating data	Year ended December 31,
(In thousands)	2007	2006	2005
Property revenue	$4,699	$8,602	$7,685
Operating and maintenance expenses	(2,375)	(4,353)	(4,261)
Depreciation and amortization	(1,263)	(2,329)	(2,314)
Interest expense	(1,568)	(2,784)	(2,346)
Net (loss) income	$(507)	$(864)	$(1,236)

Equity in net loss of joint ventures	$(258)	$(462)	$(644)

Balance sheet data	December 31,
(In thousands)	2007	2006
Real estate, net	$1,406	$51,865
Other assets	308	3,446
Total assets	$1,714	$55,311

Amounts payable to us	$15	$11
Mortgages payable	4,135	46,149
Other liabilities	327	1,059
Equity	(2,763)	8,092
Total liabilities and equity	$1,714	$55,311

(Accumulated losses in excess of investments
in joint ventures) investments in joint ventures, net	$(1,346)	$5,247

            The $4.1 million of mortgages payable at December 31, 2007 matures in 2031.

             We made contributions to the joint ventures of $69,000 and $137,000 for the years ended December 31, 2007 and 2006, respectively, and we received distributions of $780,000 and $318,000 during 2007 and 2006, respectively.  Revenue from property and asset management fees charged to joint ventures aggregated $270,000, $487,000, and $451,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

            We capitalized interest costs in accordance with SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" related to our investment in certain joint venture properties during their construction period.  The remaining amount of capitalized interest was $0 and $874,000 at December 31, 2007 and 2006, respectively.  This excess investment over equity in the underlying net assets of the joint ventures is included in "Investment in joint ventures, net" in the Consolidated Balance Sheets, and was amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.

8.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We provide management and other services to (and are reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which our Chief Executive Officer ("CEO") and/or other related parties have varying ownership interests.  The entities which own these properties, as well as other related parties, are referred to as "affiliates".  We also provide similar services to joint venture properties.  Management fees received from affiliates and joint ventures during the years ended December 31, 2007, 2006 and 2005, were $365,000, $587,000, and $892,000, respectively.

            Accounts and notes receivable from affiliates primarily consists of funds advanced, property management fees and other miscellaneous receivables.  On December 31, 2007, we had $750,000 receivable from the partnership that owned Idlewylde Apartments.  These funds represent the final cash distribution related to our acquisition of our joint venture partner's 51.0% interest in this property in June 2007.  These funds were received during the first quarter of 2008.

            In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.  Funds due from affiliates were $452,000 and $294,000 at December 31, 2007 and 2006, respectively.

            Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS was $1.4 million, $265,000, and $368,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Accounts receivable from affiliates and joint ventures related to JAS at December 31, 2007 and 2006, respectively were $360,000 and $33,000.

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

10.        COMMITMENTS AND CONTINGENCIES

Leases

            We had no equipment leased under capital leases at December 31, 2007 and 2006.  We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all noncancellable operating leases in which we are the lessee, principally for ground leases, for each of the next five years and thereafter, are as follows:

Operating
(In thousands)	Leases
2008	$144
2009	73
2010	73
2011	42
2012	33
Thereafter	512
$877

            The ground lease agreements contain provisions which, upon expiration of the lease, require reversion of the land and building to the lessor.  Such provisions exist for six properties at December 31, 2007.  These ground leases expire at various dates from 2021 to 2036.  Total revenue derived from these properties was $6.8 million, $5.2 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Furthermore, at the end of the term of each lease, any remaining replacement reserves revert to the lessor.  Such cash reserves included in restricted cash were $558,000 and $565,000 at December 31, 2007 and 2006, respectively.  With respect to such leases, we paid ground rent of $33,000 for each of the years ended December 31, 2007, 2006 and 2005.

            We own one property which is subject to a right of reverter.  This provision requires that the land and real estate assets revert at expiration back to the original grantor from whom we acquired this property or its successors and assignees, which is in September 2037.  The net book value of this property was $678,000 at December 31, 2007.  This property generated revenue of $1.0 million, $997,000, and $939,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and net income of $299,000, $318,000, and $344,000 for 2007, 2006, and 2005 respectively.

Affordable Housing

            Our Affordable Housing properties are governed by rent subsidies which contain provisions governing certain aspects of the operations of these properties.  Among other matters, such provisions may include a requirement to maintain a reserve fund for replacements, the renting of properties to qualifying residents and the requirement to make distributions in accordance with certain regulations.  Certain approvals may be required to encumber properties having rental subsidies.

            The rent subsidy program provides that HUD will make monthly housing assistance payments to our subsidiary on behalf of persons who reside in approved properties and who meet the eligibility criteria.  The amount of the total monthly rental and the subsidy is determined at least annually by HUD.  This arrangement is evidenced by a contract between HUD and the applicable subsidiary.  Such contracts have scheduled expiration dates between March 2008 and November 2019 for the properties that we own.  HUD may abate subsidy payments if the applicable subsidiary defaults on any obligations under such contracts and fails to cure each default after receiving notice thereof.  Federal rent subsidies recognized in income was $6.2 million, $6.0 million and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, during 2007 we received $1.6 million resulting from the settlement of a lawsuit with HUD relating to past due rents at some of our Affordable Housing properties.

            In conjunction with our exit from the Affordable Housing business, we anticipate that all of our owned Affordable Housing properties will be sold during 2008.

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matters described in the following paragraphs as of December 31, 2007, and no accruals have been made for these matters other than those identified in the following paragraphs.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

Government Investigations

            On or about August 7, 2002, the Maryland Attorney General served us with a subpoena seeking information concerning certain of our leasing practices in connection with our Maryland properties.  The subpoena sought extensive information going back a number of years, including information about our Suredeposit programs and certain non-refundable deposits.  The Maryland Attorney General completed its review of the information we furnished and based upon that information contended that certain of our leasing practices were in violation of Maryland's landlord tenant laws.  We reached an out of court settlement with the Maryland Attorney General for the purpose of resolving this matter and recorded our estimate of the settlement amount in "General and administrative expense" in the Consolidated Statements of Operations during 2006.

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

             Montgomery County commenced additional investigations concerning the charging of trash fees.  We reached an out of court settlement with Montgomery concerning this matter and our estimate of the settlement amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations during 2006.

11.        GUARANTEES

            We previously were a 49.0% partner in the joint venture partnership that owned Idlewylde Apartments, an 843-unit multifamily community, located in Atlanta, Georgia.  In connection with the $42.0 million mortgage loan encumbering this property, we guaranteed certain obligations of the partnership including environmental indemnification obligations and typical nonrecourse carveouts.  Although we had not recorded a liability for a potential loss, we were required by GAAP to estimate the fair value of this guaranty.  We estimated the fair value of the guaranty to be $290,000, and at December 31, 2006, this amount was included as an asset in "Investments in joint ventures, net" and as a liability in "Accounts payable, accrued expenses and other liabilities" in the accompanying Consolidated Balance Sheets.  On June 29, 2007, we acquired our joint venture partner's 51.0% interest in this property.  Consequently, during the second quarter of 2007, the asset and liability representing the fair value of the guarantee were removed in the accompanying Consolidated Balance Sheets.  In addition, we routinely guaranty mortgage debt of our wholly owned subsidiaries and subsidiaries that own unencumbered property guaranty the Company's obligations under the revolver.  In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of AERC or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance.  Such indemnification obligations may not be subject to maximum loss clauses.  Historically, payments made related to these indemnifications have not been material.

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

            Mortgage notes payable, revolving debt, and other unsecured debt with an aggregate carrying value of $556.7 million and $498.6 million at December 31, 2007 and 2006, respectively, have an estimated aggregate fair value of approximately $581.8 million and $540.9 million, respectively.  Estimated fair value is based on interest rates currently available to us for issuance of debt with similar terms and remaining maturities.

            We may, from time to time, enter into interest rate agreements to manage interest costs and risks associated with changing rates.  We do not utilize these agreements for trading or speculative purposes.  See "Derivative instruments and hedging activities" in Note 1 for further information.

            Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2007 and 2006.  Although we are not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since these dates and current estimates of fair value may differ significantly from the amounts presented herein.

13.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            The following summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Dividends declared but not paid	$2,848	$2,934	$3,052
Assumption of debt by purchaser of property	-	-	10,065
Assumption of debt in connection with property acquisition	42,000	-	-
Reclassification of original issuance costs related to
repurchase/redemption of preferred shares	172	-	2,163
Fixed asset replacement and other write-offs	2,648	2,842	2,435
Net change in accounts payable related to recurring fixed
asset additions	599	859	-
Fixed asset adjustment for purchase of operating
partnership units	8	137	-
Final adjustment to fixed assets related to 2002
non-monetary joint venture exchange	-	506	-

14.        COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

            On July 27, 2005, our Board of Directors ("Board") authorized the repurchase of up to $50.0 million of our common shares.  On October 20, 2006, our Board expanded this authorization to include the repurchase of our Class B Series II Preferred Shares.  As of December 31, 2007, we had repurchased 3,825,125 common shares under this plan at a cost of $41.2 million and 111,500 preferred shares at a cost of $2.9 million.

            During the year ended December 31, 2007, a total of 76,667 restricted shares had vested and were issued from treasury shares.  Effective January 1, 2006, we adopted SFAS 123(R).  This Statement requires that restricted shares are recorded as issued shares when they become vested.  In accordance with previous guidance under GAAP, we had recorded restricted shares as issued shares when they were initially granted.  As a result of the adoption of this Statement, the 144,582 restricted shares which were nonvested at January 1, 2006, were recorded as though they were returned to treasury.  See Note 17 for additional information related to the adoption of SFAS 123(R).

Preferred Shares

            We are authorized to issue a total of 9,000,000 Preferred Shares, designated as follows:

•	3,000,000 Class A Cumulative Preferred Shares, of which 225,000 have been designated as 9.75% Class A Cumulative Redeemable Preferred Shares and are discussed below.
•

3,000,000 Class B Cumulative Preferred Shares, of which 400,000 have been designated as Class B Series I Cumulative Preferred Shares and 232,000 have been designated as 8.70% Class B Series II Cumulative Redeemable Preferred Shares and are discussed below.

•	3,000,000 Noncumulative Preferred Shares.

            8.70% Class B Series II Cumulative Redeemable Preferred Shares.  In December 2004, we issued 2,320,000 depositary shares, each representing 1/10th of a share of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares, for $58.0 million and incurred costs of approximately $1.2 million related to the issuance.  The liquidation preference for each Class B Preferred Shares is $250.00 (equivalent to $25.00 per depositary share), plus accrued and unpaid dividends.  Dividends on the Class B Preferred Shares are cumulative from the date of issue and are payable quarterly.  Except in certain circumstances relating to the preservation of our status as a REIT, the Class B Preferred Shares are not redeemable prior to December 15, 2009.  On or after December 15, 2009, the Class B Preferred Shares are redeemable for cash at our option.  The net proceeds from this offering were used to redeem the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares as discussed below.  During 2007, we repurchased 111,500 depositary shares under our $50.0 million share repurchase authorization, leaving 2,208,500 outstanding as of December 31, 2007.

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

Shareholder Rights Plan

            In January 1999, we adopted a Shareholder Rights Plan.  To implement the Plan, the Board of Directors declared a distribution of one Right for each of our outstanding common shares.  Each Right entitles the holder to purchase from us 1/1,000th of a Class B Series I Cumulative Preferred Share (a "Preferred Share") at a purchase price of $40 per Right, subject to adjustment.  One one-thousandth of a Preferred Share is intended to be approximately the economic equivalent of one common share.  The Rights will expire on January 6, 2009, unless extended.

            The Rights are not currently exercisable and are traded with our common shares.  The Rights will become exercisable if a person or group becomes the beneficial owner of, or announces an offer to acquire, 15.0% or more of the then outstanding common shares.

            If a person or group acquires 15.0% or more of our outstanding common shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities) having a market value equal to twice the then-current exercise price.  In addition, if, after the rights become exercisable, we are acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sell 50.0% or more of our assets or earning power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring common shares having a market value of twice the Right's exercise price.  The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $.01 per Right.

            The distribution was made on January 29, 1999, to shareholders of record on that date.  The initial distribution of Rights was not taxable to shareholders.

15.        EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128.

            There were 1.6 million, 1.9 million, and 2.0 million options to purchase common shares outstanding at December 31, 2007, 2006 and 2005, respectively.  None of the options were included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss from continuing operations applicable to common shares.

            The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

16.        EMPLOYEE BENEFIT PLANS

            We offer medical, dental, vision and life insurance benefits to those employees who have completed their 90-day introductory period.  Employees who have completed six months of service are eligible for educational assistance program and to participate in the 401(k) plan and employees who have completed one year of service are provided with long-term disability coverage.  Additionally, we offer a variety of supplemental benefits to employees at their own cost.

            We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 25.0% of their gross wages.  After one year of participation, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0%.  We recorded expense in relation to this plan of approximately $151,000, $148,000 and $141,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

            Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997.  This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive.  This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board.  The SERP provides for us to make a contribution to the account of each of the participating officers at the end of each plan year.  The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year.  Contributions will not be taxable to the participant (other than social security and federal unemployment taxes once vested) until distribution.  The account balances earn interest each year at a rate determined by the Executive Compensation Committee of the Board.  In January 2007, the Executive Compensation Committee revised the annual contributions such that the accounts of participants not vested as of January 1, 2007, would no longer receive annual contributions, however their accounts will continue to receive interest.  The Executive Compensation Committee approves the interest rate at the beginning of the year.  The following table summarizes the changes in SERP balances for the years ended December 31, 2007, 2006 and 2005:

	Supplemental Executive Retirement Plan Benefit
	for the year ended December 31,
(In thousands)	2007	2006	2005
Balance at beginning of period	$1,164	$1,035	$933
Service cost	76	99	105
Forfeiture	-	(52)	(74)
Interest cost	97	82	71
Balance at end of period	$1,337	$1,164	$1,035

17.        EQUITY BASED AWARD PLANS

AERC Share Option Plan

            The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan.  On December 31, 2007, there were 15,000 options outstanding and exercisable under this plan.  These options will remain in effect according to the original terms and conditions of the plan.  This plan was provided as an incentive and non-qualified stock option whereby 543,093 of our common shares had been reserved for awards of share options to eligible key employees.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Equity-Based Incentive Compensation Plan

            The Equity-Based Incentive Compensation Plan (the "Omnibus Equity Plan") expired February 20, 2005, and therefore no additional shares/awards will be granted under this plan.  On December 31, 2007, there were 468,021 shares outstanding and 366,522 shares exercisable under this plan.  These awards will remain in effect according to the original terms and conditions of the plan.  This plan provided key employees equity or equity based incentives under which 1.4 million of our common shares had been reserved for awards of share options and restricted shares.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Year 2001 Equity Incentive Plan

            Our Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000.  At our 2005 Annual Meeting of Shareholders held on May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan").  The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation", as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares.  The Plan provides for equity award grants to our officers, employees and directors.  Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares and other awards based on common shares.  The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000.  At December 31, 2007, we have 517,069 common shares available for awards under the amended and restated Plan and 1,049,364 shares outstanding under this plan of which 939,632 were exercisable.

Options Granted to Outside Directors

            We have granted options to outside directors on a periodic basis since the initial public offering ("IPO").  The option awards are determined and approved by the Board of Directors.  These option awards vest either one year or three years from the date of grant.  On December 31, 2007, there were 30,000 options outstanding and exercisable that had been awarded to outside directors.

Share-Based Compensation

            Our share-based compensation awards consist primarily of restricted shares.  We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company.  We grant share-based awards that vest either at the end of a specified service period, or, in equal increments during the service period on each anniversary of the grant date.  In accordance with SFAS 123(R), we have elected to recognize compensation cost on these awards on a straight-line basis.  In addition to awards containing only service conditions, we issue certain grants in which the number of shares that will ultimately vest and the date at which they will vest is dependant upon the achievement of specified performance goals or market conditions.  Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.  Compensation cost for awards with market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period.

            During the year ended December 31, 2007, we recognized total share-based compensation cost of $1.5 million in "General and administrative expense".  Additionally, we allocated an immaterial amount of equity compensation expense to individual properties which is included in "Property operating and maintenance expense" in the Consolidated Statements of Operations.

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005

Expected volatility	27.5%	27.7%	30.7%
Risk-free interest rate	4.5%	4.6%	4.1%
Expected life of options (in years)	7.0	6.0	7.1
Dividend Yield	4.3%	6.0%	7.0%
Grant-date fair value	$3.45	$1.85	$1.50

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

            The following table represents stock option activity for the year ended December 31, 2007:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	1,920,864	$ 12.08
Granted	4,000	$ 15.99
Exercised	22,479	$ 8.93
Forfeited	340,000	$ 24.06
Outstanding at end of period	1,562,385	$ 9.52	4.9 years
Exercisable at end of period	1,351,154	$ 9.28	4.8 years

            The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2007, was $706,000 and $666,000, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $119,000, $1.5 million, and $98,000, respectively.

            Restricted Shares.  Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions.  Cash distributions paid during the period of restriction on shares that are expected to vest are recorded as a charge to "Accumulated distributions in excess of accumulated net income."  Cash distributions paid during the period of restriction on shares that are expected to be forfeited are recorded as a charge to expense.  Prior to January 1, 2006, restricted share awards were recorded in shareholders' equity as deferred compensation on the grant date based upon the price of our common shares on the grant date and amortized into expense over the requisite service period based on the straight line method.  Upon adoption of SFAS 123(R), $1.5 million of unearned compensation was recorded as though the nonvested shares were returned to treasury.  We recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize cost after the application of an estimated forfeiture rate.  This amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations.  Accrued compensation cost of $561,000 related to nonvested restricted shares at January 1, 2006 was transferred to additional paid in capital from deferred compensation.

            The following table represents restricted share activity for the year ended December 31, 2007:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	171,509	$10.26
Granted	123,715	$11.77
Vested	76,693	$9.38
Forfeited	8,318	$13.01
Nonvested at end of period	210,213	$11.36

            During June 2007, we implemented the Associated Estates Realty Corporation Elective Deferred Compensation Program.  Under this plan, certain of our officers elected to defer the receipt of a portion of the restricted shares that had been granted during the first quarter of 2007.  See Note 18 for additional information regarding this program.

            A portion of the restricted shares granted during 2007 were awards in which the number of shares that will ultimately vest are subject to market conditions.  The total estimated grant-date fair value of these awards, including the awards that were deferred, as noted above, was $1.4 million.  We used the Monte Carlo method to estimate the fair value of these awards.  The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics.  There were one million simulation paths used to estimate the fair value of these awards.  The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods.  The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods.  The expected life used was the market condition performance periods.

            The following table represents the assumption ranges used in the Monte Carlo method during 2007:

2007

Expected volatility	25.7% to 27.7%
Risk-free interest rate	4.5% to 5.1%
Expected life (performance period)	One to three years

            The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2007, 2006 and 2005 was $11.77, $11.64 and $9.72, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $482,000 and $139,000, respectively.  At December 31, 2007, there was $1.8 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.9 years.

18.        DIRECTOR/EXECUTIVE COMPENSATION

Elective Deferred Compensation Program

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

            The Plan also permits the deferral of the receipt of restricted shares granted under the Equity-Based Award Plan, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units.  Dividend credits shall be made to such account in the form of share equivalent units.  Distribution of amounts reflected by such share equivalents will be made in the form of shares.  The vesting of share equivalent units occurs on the same schedule as the restricted shares that had been deferred.

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

            Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director.  Fees for each period are credited to the deferral account as they are earned.  Amounts credited to the deferral account are converted to "share units" which are valued based upon the closing price of our common shares at the end of each reporting period.  Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment.  At the end of each reporting period, the total value of the deferred compensation is adjusted for increases in share units and for changes in our common share price.  The total amount of deferred compensation relating to this plan is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.  Adjustments to the total value of the plan are reflected in "General and administrative expenses" in the Consolidated Statements of Operations.  Distributions of $15,000 and $64,000 were made from this account during 2007 and 2006, respectively.  At December 31, 2007 and 2006, deferred director compensation totaled $1.2 million and $1.4 million, respectively.  The deferral account is vested at all times.

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

Annual Incentive Plan

            On February 26, 2007, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers.  Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities.  Officers are rewarded for accomplishing our short-term financial and business unit objectives.  In 2007, annual incentive opportunities for the officers were linked to Property Net Operating Income, as defined, business unit objectives and individual performance.  Officers who participated in the 2007 long term incentive plan ("LTIP"), as described below, receive their annual bonuses entirely in cash.  Officers who do not participate in the 2007 LTIP receive their awards through a mix of cash and restricted shares.  In 2007, the officers earned annual incentives of approximately $1.5 million in cash and $44,000 in restricted shares.  Restricted shares vest incrementally over a three-year period and participants receive voting rights and dividends during the restricted period. In 2006, annual incentive opportunities for the officers were linked to Property Net Operating Income, as defined.  Participants' awards were paid in a combination of cash and restricted shares.  For 2006, the officers earned an award of approximately $1.1 million which was paid $835,000 in cash and $278,000 in restricted shares, which vest incrementally over a three-year period.

Long-Term Incentive Plan

            On February 26, 2007, the Committee also established the terms of the Company's 2007 Long-Term Incentive Plan ("LTIP") that is intended to create a stronger link to shareholder returns, reward long-term performance and foster retention of the executives.  Each executive has threshold, target and maximum award opportunities that are expressed as a percentage of base salary.  The framework of the LTIP includes a single year and multi-year component.  The single-year component comprises approximately 50.0% of the long-term award.  This component focuses on three metrics: total shareholder return ("TSR"), strategic objectives and NOI growth over a one-year period.  Objectives under the single year LTIP are established annually at the beginning of the year and evaluated at the conclusion of the year.  If one or all of the objectives is met, a grant of restricted shares will be issued.  One-third of the issued shares will vest immediately and the remaining two-thirds will vest in equal, annual installments.  Restricted shares, if issued, have voting rights and dividends will be paid on them during the restricted period.  In 2007, officers earned approximately $800,000 under the single year LTIP.

            The multi-year component focuses on performance over a three-year measurement period.  On an annualized basis, this component comprises 50.0% of the total LTIP and over the three-year period, is intended to provide opportunities that are approximately equal to three times the single year component.  The multi-year long term component focuses on cumulative total shareholder return over the three year period and continued employment with the Company.  Total shareholder return threshold, target and maximum objectives were established at the beginning of the three-year measurement period and a grant of restricted shares was issued at that time.  The value of the shares at the time of the grant was $3,409,200.  Performance objectives related to TSR will be evaluated at the end of the three-year period and if achieved, the shares will vest entirely one year after the conclusion of the three-year measurement period.  If total shareholder return objectives are not met, only the portion of shares that is attributable to continued employment with the Company will vest.  Restricted shares have voting rights and dividends accrue and earn interest at a rate determined by the Executive Compensation Committee during the restricted period.  Only the dividends and accrued interest attributable to shares that vest will be paid when shares vest.  Grants under the multi-year component are issued and metrics and objectives are established every three years.

            On February 28, 2006, the Committee approved the 2006 awards under the long-term incentive compensation plan.  The award generally consists of 50.0% Non-Qualified Stock Options ("NQSO's") and 50.0% restricted shares.  The NQSO's will vest in thirds on December 31, 2006, 2007 and 2008.  The restricted shares vest at the end of the three-year cycle based on the attainment of the three-year benchmark.  The vesting of no more than one-sixth of the original award of restricted shares may be accelerated at the end of each annual measurement period based upon the achievement of interim strategic objectives as determined by the Committee.  Any of these restricted shares that have not vested previously will vest at the end of the three-year period if the overall objective is achieved, or will be forfeited if the overall objective is not achieved.

19.        SEGMENT REPORTING

            We have four reportable segments, identified below, that are based upon how we make decisions regarding resource allocation and performance assessment:

•	Acquisition/Disposition Multifamily Properties;
•	Same Community Market-Rate ("Market-Rate") Multifamily Properties;
•	Affordable Housing Multifamily Properties; and
•	Management and Service Operations.

            The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and after owning the property for one year) and properties that have been sold or are classified as held for sale in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Market-Rate Multifamily Properties are Same Community wholly owned conventional multifamily residential properties.  The Affordable Housing properties are multifamily properties for which the rents are subsidized and certain aspects of the operations are regulated by HUD pursuant to Section 8 of the National Housing Act of 1937.  The Management and Service Operations provide management and advisory services to the Acquired, Market-Rate and Affordable Housing properties, that we own or have an investment in, as well as to non-owned properties that we manage.  Additionally, this segment includes the results from our painting subsidiary, Merit Painting Services.  All of our segments are located in the United States.

            The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Significant Accounting Policies."  We evaluate the performance of our reportable segments based on Net Operating Income ("NOI").  NOI is determined by deducting property operating and maintenance expenses from total revenue, for the Acquisition/Disposition, Market-Rate and Affordable Housing segments and deducting direct property management and service company expense, and painting service expense from total revenue for the Management and Service Operations segment.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income determined in accordance with GAAP, (ii) as an indicator of financial performance, (iii) as cash flow from operating activities determined in accordance with GAAP, or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Certain other real estate companies may define NOI in a different manner.

            Segment information for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31, 2007
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$6,466	$120,575	$11,250	$20,460	$158,751
Elimination of intersegment revenue	-	(22)	(45)	(7,328)	(7,395)
Consolidated revenue	6,466	120,553	11,205	13,132	151,356

Equity in net loss of joint ventures	-	(149)	(109)	-	(258)

Operating loss from discontinued operations	(29)	-	-	-	(29)

*NOI	4,099	66,303	6,195	(1,895)	74,702

Total assets	114,804	551,267	7,386	13,339	686,796

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Year Ended December 31, 2006
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$-	$115,601	$9,406	$20,555	$145,562
Elimination of intersegment revenue	-	(34)	(47)	(7,788)	(7,869)
Consolidated revenue	-	115,567	9,359	12,767	137,693

Equity in net loss of joint ventures	-	(253)	(209)	-	(462)

Operating loss from discontinued operations	(2,902)	-	-	-	(2,902)

*NOI	-	62,961	4,375	(1,295)	66,041

Total assets	27,945	568,740	7,410	44,734	648,829

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Year Ended December 31, 2005
				Management
	Acquisition/		Affordable	and Service	Total
(In thousands)	Disposition	Market-Rate	Housing	Operations	Consolidated

Total segment revenue	$-	$107,478	$9,201	$21,637	$138,316
Elimination of intersegment revenue	-	(89)	(25)	(8,820)	(8,934)
Consolidated revenue	-	107,389	9,176	12,817	129,382

Equity in net income (loss) of joint ventures	4	(534)	(114)	-	(644)

Operating income from discontinued operations	1,275	-	-	-	1,275

*NOI	-	58,990	4,617	(837)	62,770

Total assets	66,687	586,112	7,655	58,788	719,242

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total segment NOI to total consolidated net income for the years ended December 31, 2007, 2006 and 2005 is as follows:

(In thousands)	2007	2006	2005

Total NOI for reporting segments	$74,702	$66,041	$62,770
Depreciation and amortization	(33,368)	(29,894)	(29,825)
General and administrative expense	(10,327)	(9,840)	(7,999)
Interest income	458	680	638
Interest expense (1)	(41,824)	(50,634)	(38,632)
Gain on disposition of investment	-	-	150
Equity in net loss of joint ventures	(258)	(462)	(644)
Minority interest in operating partnership	(53)	(61)	(63)
Income from discontinued operations:
Operating (loss) income	(29)	(2,902)	1,275
Gain on disposition of properties	20,864	54,093	48,536
Consolidated net income	$10,165	$27,021	$36,206

(1)	2007 includes $4.2 million and 2006 includes $12.7 million of defeasance costs and deferred financing fees written off related to the prepayment of 11 and 14 mortgage loans, respectively.

20.        COMPREHENSIVE INCOME

            The following chart identifies our total comprehensive income for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Comprehensive income:
Net income	$10,165	$27,021	$36,206
Other comprehensive (loss) income:
Change in fair value of hedge instruments	(979)	(46)	(25)
Total comprehensive income	$9,186	$26,975	$36,181

            For information regarding the change in fair value of hedge instruments, see "Derivative Instruments and Hedging Activity" in Note 1.

21.        SUBSEQUENT EVENTS

            Dividends.  On February 1, 2008, we paid a dividend of $0.17 per common share to shareholders of record on January 15, 2008, which had been declared on December 10, 2007.

            On January 29, 2008, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 14, 2008, to shareholders of record on February 29, 2008.

22.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2007
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$37,165	$38,452	$39,368
Revenue of sold properties transferred to
discontinued operations	(1,968)	(303)	(305)
Revenue	$35,197	$38,149	$39,063	$38,947
Net (loss) income applicable to common shares	$(812)	$8,796	$(4,022)	$1,106
Basic and diluted earnings per share	$(0.05)	$0.51	$(0.24)	$0.07

	2006
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$35,692	$34,946	$35,183
Revenue of sold properties transferred to
discontinued operations	(1,980)	(286)	(300)
Revenue	$33,712	$34,660	$34,883	$34,438
Net (loss) income applicable to common shares	$(8,885)	$26,701	$(7,933)	$12,092
Basic and diluted earnings per share	$(0.51)	$1.58	$(0.47)	$0.71

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of period	Expenses (2)	Accounts	Deductions (1)	of Period

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$106	$2,076	$-	$(2,133)	$49
Valuation allowance-deferred tax asset	4,297	371	-	-	4,668

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$69	$2,153	$-	$(2,116)	$106
Valuation allowance-deferred tax asset	4,178	119	-	-	4,297

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$240	$2,028	$-	$(2,199)	$69
Valuation allowance-deferred tax asset	3,803	375	-	-	4,178

(1)	Uncollectible amounts reserved for or written off.
(2)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	September, 1995	5-30	$2,357	$21,986	$850
Bay Club	December, 1990	5-30	129	3,622	425
Country Club Apartments	February, 1998	5-30	2,772	12,192	953
Ellet	January, 1978	5-30	-	2,175	680
Hawthorne Hills Apartments	May, 1997	5-30	370	2,701	327
Mallard's Crossing	February, 1995	5-30	941	8,499	1,642
Puritas Place	October, 1981	5-30	150	2,698	769
Riverview Towers	October, 1979	5-30	-	2,300	600
Shaker Park Gardens II	May 1, 1964	5-17	277	3,012	1,340
State Road Apartments	September, 1977	5-30	-	1,184	1,336
Statesman II	May, 1987	5-30	223	1,632	448
Sutliff Apartments	December, 1979	5-30	-	3,277	1,097
Tallmadge Acres	June, 1981	5-40	236	4,644	1,162
The Cloisters	September, 1995	5-30	2,724	17,522	2,857
Twinsburg Apartments	July, 1979	5-30	-	2,834	706
The Woodlands	October, 1974	5-30	566	4,598	870
Village at Avon	June, 1998	5-30	2,145	21,704	2,024
Village Towers	October, 1979	5-30	-	2,442	668
West High Apartments	December, 1981	5-15	-	2,715	625
Westchester Townhouses	November, 1989	5-30	693	5,686	584
Western Reserve	August, 1996	5-30	691	6,866	193
Westlake Townhouses	October, 1995	5-30	559	332	256
Williamsburg at Green Village	February, 1994	5-30	844	12,787	2,027

CENTRAL OHIO
St. Andrews at Little Turtle	March, 1995	5-30	478	4,216	670
Bedford Commons	December, 1994	5-30	929	5,751	566
Bradford at Easton	October, 1995	5-30	2,033	16,303	1,049
Residence at Christopher Wren	March 1, 1994	5-30	1,560	13,754	2,585
Heathermoor	August, 1994	5-30	1,796	8,535	1,388
Kensington Grove	July, 1995	5-30	533	4,600	467
Lake Forest	July, 1994	5-30	824	6,135	581
Muirwood Village at Bennell	March, 1994	5-30	790	4,657	438
Perimeter Lakes	September, 1996	5-30	1,265	8,647	845
Saw Mill Village	April, 1997	5-30	2,548	17,218	2,940
Sterling Park	August, 1994	5-30	646	3,919	280
Residence at Turnberry	March, 1994	5-30	869	11,567	3,481
Wyndemere Land	March, 1997	-	200	-	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

(In thousands)	Gross Amount at Which Carried at December 31, 2007
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$2,357	$22,836	$25,193	$7,630	$19,500
Bay Club	129	4,047	4,176	2,459	3,092
Country Club Apartments	2,772	13,145	15,917	4,534	11,031
Ellet	-	2,855	2,855	2,569	-
Hawthorne Hills Apartments	370	3,028	3,398	1,218	2,437
Mallard's Crossing	941	10,141	11,082	4,426	-
Puritas Place	150	3,467	3,617	2,955	-
Riverview Towers	-	2,900	2,900	2,674	-
Shaker Park Gardens II	277	4,352	4,629	3,689	-
State Road Apartments	911	1,609	2,520	1,405	-
Statesman II	223	2,080	2,303	1,859	-
Sutliff Apartments	-	4,374	4,374	3,903	-
Tallmadge Acres	270	5,772	6,042	4,954	-
The Cloisters	2,724	20,379	23,103	8,385	-
Twinsburg Apartments	-	3,540	3,540	3,191	-
The Woodlands	566	5,468	6,034	2,200	4,372
Village at Avon	2,145	23,728	25,873	6,367	21,000
Village Towers	-	3,110	3,110	2,868	-
West High Apartments	-	3,340	3,340	3,066	-
Westchester Townhouses	693	6,270	6,963	4,399	5,596
Western Reserve	691	7,059	7,750	2,345	5,007
Westlake Townhouses	-	1,147	1,147	1,093	-
Williamsburg at Green Village	844	14,814	15,658	6,892	-

CENTRAL OHIO
St. Andrews at Little Turtle	478	4,886	5,364	2,141	3,737
Bedford Commons	929	6,317	7,246	2,773	5,375
Bradford at Easton	2,033	17,352	19,385	6,413	12,997
Residence at Christopher Wren	1,560	16,339	17,899	7,497	9,603
Heathermoor	1,796	9,923	11,719	4,860	8,733
Kensington Grove	533	5,067	5,600	2,086	3,284
Lake Forest	824	6,716	7,540	3,098	-
Muirwood Village at Bennell	790	5,095	5,885	2,397	-
Perimeter Lakes	1,265	9,492	10,757	3,860	5,811
Saw Mill Village	2,548	20,158	22,706	7,277	11,340
Sterling Park	646	4,199	4,845	1,917	3,013
Residence at Turnberry	869	15,048	15,917	7,744	8,217
Wyndemere Land	200	-	200	-	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
SOUTHERN OHIO
Remington Place	April, 1997	5-30	$1,645	$10,031	$819

MICHIGAN
Arbor Landings	June, 1999	5-30	1,129	10,403	9,321
Aspen Lakes Apartments	September,1996	5-30	742	5,501	800
Central Park Place	December, 1994	5-30	1,013	7,363	1,127
Country Place Apartments	June, 1995	5-30	768	4,181	530
Clinton Place Apartments	August, 1997	5-30	1,219	9,478	1,099
Georgetown Park Apartments	June, 1999	5-30	1,778	12,141	13,077
Oaks and Woods at Hampton	August, 1995	5-30	3,026	27,204	3,009
The Landings at the Preserve	Septemer, 1995	5-30	1,081	7,190	771
Spring Brook Apartments	June, 1996	5-30	610	5,308	446
Spring Valley Apartments	October,1997	5-30	1,433	13,461	1,127
Summer Ridge	April, 1996	5-30	1,251	11,194	1,301

FLORIDA
Cypress Shores	February, 1998	5-30	2,769	16,452	900
Windsor Pines	October, 1998	5-30	4,834	28,795	472
Courtney Chase	August, 2004	5-30	3,032	20,452	213
Vista Lago	March, 2005	5-30	4,012	35,954	50

GEORGIA
The Falls	February, 1998	5-30	5,403	23,420	2,231
Morgan Place	July, 1998	5-30	3,292	9,159	615
Cambridge at Buckhead	October, 2005	5-30	6,166	16,730	378
Idlewylde	June, 2007	5-30	12,058	53,124	-

MARYLAND
Reflections	February, 1998	5-30	1,807	12,447	1,015
Annen Woods	July, 1998	5-30	1,389	9,069	1,070
Hampton Point	July, 1998	5-30	3,394	21,703	2,050

INDIANA
Residence at White River	February, 1997	5-30	1,064	11,631	812
Waterstone Apartments	August, 1997	5-30	1,508	22,861	1,026
Steeplechase	July, 1998	5-30	2,261	16,257	590

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

(In thousands)	Gross Amount at Which Carried at December 31, 2007
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
SOUTHERN OHIO
Remington Place	$ 1,645	$10,850	$12,495	$4,007	$-

MICHIGAN
Arbor Landings	1,681	19,172	20,853	6,802	17,253
Aspen Lakes Apartments	742	6,301	7,043	2,419	-
Central Park Place	1,013	8,490	9,503	3,684	6,537
Country Place Apartments	768	4,711	5,479	1,979	-
Clinton Place Apartments	1,219	10,577	11,796	3,720	8,638
Georgetown Park Apartments	2,128	24,868	26,996	9,671	16,000
Oaks and Woods at Hampton	3,026	30,213	33,239	12,568	26,461
The Landings at the Preserve	1,081	7,961	9,042	3,248	-
Spring Brook Apartments	610	5,754	6,364	2,229	4,505
Spring Valley Apartments	1,433	14,588	16,021	5,148	10,817
Summer Ridge	1,251	12,495	13,746	4,920	8,994

FLORIDA
Cypress Shores	2,769	17,352	20,121	5,738	27,344
Windsor Pines	4,834	29,267	34,101	9,415	39,390
Courtney Chase	3,032	20,665	23,697	2,823	-
Vista Lago	4,012	36,004	40,016	3,847	-

GEORGIA
The Falls	5,403	25,651	31,054	8,845	16,809
Morgan Place	3,292	9,774	13,066	3,211	-
Cambridge at Buckhead	6,166	17,108	23,274	1,459	-
Idlewylde	12,058	53,124	65,182	1,184	42,000

MARYLAND
Reflections	1,807	13,462	15,269	4,733	19,450
Annen Woods	1,389	10,139	11,528	3,488	13,025
Hampton Point	3,394	23,753	27,147	8,077	33,000

INDIANA
Residence at White River	1,064	12,443	13,507	4,578	9,221
Waterstone Apartments	1,508	23,887	25,395	8,468	16,500
Steeplechase	2,261	16,847	19,108	5,411	7,326

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
PENNSYLVANIA
Chestnut Ridge	March, 1996	5-30	$2,146	$19,159	$3,540

VIRGINIA
The Alexander at Ghent	June, 2007	5-30	4,367	43,263	-
			$105,345	$736,641	86,118

MANAGEMENT SERVICE COMPANIES	November, 1993	10-30
Land, Building and Improvements					6,034
Furniture, Fixtures and Equipment
Construction in Progress
GRAND TOTALS					$92,152

JOINT VENTURE PROPERTIES

INVESTMENTS IN WHICH AERC
HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
NORTHERN OHIO
Lakeshore Village	October, 1982	3-30	$482	$3,862	$535

Land, Building and Improvements			$482	$3,862	$535

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

(In thousands)	Gross Amount at Which Carried at December 31, 2007
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
PENNSYLVANIA
Chestnut Ridge	$2,146	$22,699	$24,845	$8,351	$19,000

VIRGINIA
The Alexander at Ghent	4,367	43,263	47,630	966	24,500
	106,633	821,471	928,104	278,133	$510,915

MANAGEMENT SERVICE COMPANIES	1,279	4,755	6,034	2,094
Land, Building and Improvements	$107,912	$826,226	934,138	280,227
Furniture, Fixtures and Equipment			30,154	25,200
Construction in Progress			721	-
GRAND TOTALS			$965,013	$305,427

JOINT VENTURE PROPERTIES

INVESTMENTS IN WHICH AERC
HAS A 50% INTEREST
RESIDENTIAL MULTIFAMILY PROPERTY
NORTHERN OHIO
Lakeshore Village	$482	$4,397	$4,879	$3,485	$2,068

Land, Building and Improvements	$482	$4,397	4,879	3,485	$2,068
Furniture, Fixures and Equipment			339	327
Construction in Progress			-	-
JOINT VENTURE GRAND TOTAL			$5,218	$3,812

SCHEDULE III (continued)
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

The Aggregate Cost for Federal Income Tax purposes was approximately $939.3 million and $845.6 million at December 31, 2007 and 2006, respectively.

The changes in Total Real Estate Assets for the years ended December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Balance, beginning of period	$877,797	$944,724
Disposal of fixed assets	(39,984)	(80,938)
New acquisition properties	113,748	-
Improvements	13,452	14,011
Balance, end of period	$965,013	$877,797

The changes in Accumulated Depreciation for the years ended December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Balance, beginning of period	$286,277	$298,788
Disposal of fixed assets	(13,468)	(45,053)
Depreciation for period	32,618	32,542
Balance, end of period	$305,427	$286,277

