Form 10-Q
period 2008-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2008-05-06
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company" in rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [x ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[ x ]

The number of shares outstanding as of April 28, 2008 was 16,378,746 shares

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	March 31,	December 31,
ASSETS	2008	2007
Real estate assets
Land	$99,650	$107,912
Buildings and improvements	747,504	826,226
Furniture and fixtures	27,807	30,154
	874,961	964,292
Less: accumulated depreciation	(261,002)	(305,427)
	613,959	658,865
Construction in progress	789	721
Real estate associated with property held for sale, net	935	-
Real estate, net	615,683	659,586
Cash and cash equivalents	2,911	1,549
Restricted cash	29,278	6,730
Accounts and notes receivable, net
Rents	1,456	1,128
Affiliates	394	1,875
Other	1,278	820
Goodwill	1,725	1,725
Other assets, net	13,209	13,383
Other assets associated with property held for sale, net	57	-
Total assets	$665,991	$686,796
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$467,321	$510,915
Unsecured revolving credit facility	13,000	20,000
Unsecured debt	25,780	25,780
Total debt	506,101	556,695
Accounts payable, accrued expenses and other liabilities	24,444	25,909
Dividends payable	2,847	2,848
Resident security deposits	3,315	3,826
Funds held on behalf of managed properties - affiliates	199	344
Funds held on behalf of managed properties - other	386	1,476
Accrued interest	2,394	2,737
Accumulated losses in excess of investments in joint ventures	1,368	1,346
Other liabilities associated with property held for sale	28	-
Total liabilities	541,082	595,181
Operating partnership minority interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and
220,850 outstanding at March 31, 2008 and December 31, 2007	55,213	55,213
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 16,378,722 and 16,353,700 outstanding at March 31, 2008 and
December 31, 2007, respectively	2,300	2,300
Paid-in capital	281,008	281,152
Accumulated distributions in excess of accumulated net income	(145,774)	(180,436)
Accumulated other comprehensive loss	(2,743)	(1,050)
Less: Treasury shares, at cost, 6,617,041 and 6,642,063 shares
at March 31, 2008 and December 31, 2007, respectively	(66,924)	(67,393)
Total shareholders' equity	123,080	89,786
Total liabilities and shareholders' equity	$665,991	$686,796

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2008	2007
Revenue
Property revenue	$31,431	$27,375
Management and service company revenue:
Fees, reimbursements and other	553	2,694
Painting services	137	616
Total revenue	32,121	30,685
Expenses
Property operating and maintenance	13,239	11,688
Depreciation and amortization	8,548	6,617
Direct property management and service company expenses	396	3,241
Painting services	243	591
General and administrative	3,528	2,712
Total expenses	25,954	24,849
Operating income	6,167	5,836
Interest income	16	265
Interest expense	(9,133)	(11,205)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(2,950)	(5,104)
Equity in net loss of joint ventures	(22)	(72)
Minority interest in operating partnership	(14)	(13)
(Loss) income from continuing operations	(2,986)	(5,189)
Income from discontinued operations:
Operating (loss) income	(1,279)	1,078
Gain on disposition of properties	42,910	4,561
Income from discontinued operations	41,631	5,639
Net income	38,645	450
Preferred share dividends	(1,200)	(1,262)
Net income (loss) applicable to common shares	$37,445	$(812)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.26)	$(0.38)
Income from discontinued operations	2.58	0.33
Net income (loss) applicable to common shares	$2.32	$(0.05)

Dividends declared per common share	$0.17	$0.17

Weighted average number of common shares
outstanding - basic and diluted	16,167	17,109

The accompanying notes are an integral part of these consolidated financial statements

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Cash flow from operating activities:
Net income	$38,645	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	9,302	7,762
Loss on fixed asset replacements write-off	19	23
Gain on disposition of properties	(42,910)	(4,561)
Amortization of deferred financing costs and other	357	399
Amortization of swap termination payments received	-	(66)
Share-based compensation	542	317
Equity in net loss of joint ventures and minority interest expense	36	85
Net change in assets and liabilities:
Accounts and notes receivable	1,132	(553)
Accounts payable and accrued expenses	(4,259)	85
Other operating assets and liabilities	(1,246)	(989)
Restricted cash	1,001	877
Total adjustments	(36,026)	3,379
Net cash flow provided by operations	2,619	3,829
Cash flow from investing activities:
Recurring fixed asset additions	(1,362)	(431)
Revenue enhancing/non-recurring fixed asset additions	(86)	(249)
Acquisition fixed asset additions	(5,630)	-
Net proceeds from disposition of operating properties	84,791	4,825
Deposit of sale proceeds to escrow account	(23,581)	-
Contribution to joint ventures	-	(46)
Purchase of operating partnership units	-	(14)
Net cash flow provided by investing activities	54,132	4,085
Cash flow from financing activities:
Principal payments on mortgage notes payable	(43,594)	(46,569)
Payment of debt procurement costs	(601)	(107)
Proceeds from mortgage notes obtained	-	19,000
Revolver borrowings	66,750	-
Revolver repayments	(73,750)	-
Common share dividends paid	(2,765)	(2,934)
Preferred share dividends paid	(1,200)	(1,262)
Operating partnership distributions paid	(14)	(14)
Exercise of stock options	-	130
Purchase of treasury shares	(215)	-
Other financing activities, net	-	(301)
Net cash flow used for financing activities	(55,389)	(32,057)
Increase (decrease) in cash and cash equivalents	1,362	(24,143)
Cash and cash equivalents, beginning of period	1,549	30,010
Cash and cash equivalents, end of period	$2,911	$5,867

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,847	$2,975
Cash paid for interest	11,441	11,966
Fixed asset replacement and other write-offs	499	530
Net change in accounts payable related to recurring fixed asset additions	(257)	548

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

Business

              We are a self-administered and self-managed equity real estate investment trust ("REIT") engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities.  In addition to rental revenue, we receive certain property and asset management fees.

            As of March 31, 2008, our property portfolio consisted of: (i) 50 apartment communities containing 12,395 units in eight states owned, either directly or indirectly through subsidiaries, or that we hold an ownership interest in, one of which is a joint venture Affordable Housing property containing 108 units; (ii) three apartment communities that we manage for third party owners consisting of 616 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.

            In April 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area, totaling 536 units and sold one 151-unit Affordable Housing property located in Northeast Ohio.  See Note 11 for additional information.

Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

Share-Based Compensation

            During the three months ended March 31, 2008 and 2007, we recognized total share-based compensation cost of $471,000 and $292,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  There were no stock options awarded or exercised during the three months ended March 31, 2008.  During the three months ended March 31, 2007, there were 4,000 options awarded and 13,979 options exercised.

             Restricted Shares.  The following table represents restricted share activity for the three months ended March 31, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	210,213	$11.36
Granted	47,347	$10.24
Vested	59,040	$11.05
Forfeited	1,935	$12.36
Nonvested at end of period	196,585	$11.18

            At March 31, 2008, there was $2.6 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognized over a weighted average period of 2.8 years.  Certain of our officers elected to defer, under the Associated Estates Realty Corporation Elective Deferred Compensation Program, the receipt of a portion of the restricted shares that had been granted during the three months ended March 31, 2008.

Derivative Instruments and Hedging Activities

               During the three months ended March 31, 2008, we utilized two interest rate swaps to mitigate the economic impact of changes in interest rates.  These swaps are designated as cash flow hedges and are being used to offset the risk of changes in cash flows associated with interest payments on two of our variable rate mortgage loans.  We reassess these hedges on a quarterly basis to determine if they continue to be effective.  Changes in the fair value of these hedges are recorded in other comprehensive income ("OCI") and the amounts in OCI will be reclassified into earnings over the term of the loan as interest payments are made.  As of March 31, 2008, there was no hedge ineffectiveness.  These swaps were reported at fair value on the Consolidated Balance Sheets as “Accounts payable, accrued expenses and other liabilities” in the amount of $2.7 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively.

Restricted Cash

            Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, and reserve funds for replacements, as well as certain internally restricted deposits with qualified intermediaries related to like-kind exchanges.  The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.

Classification of Fixed Asset Additions

            We define recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value.  We define revenue enhancing/non-recurring fixed asset additions to be capital expenditures that increase the value of the property and/or enable us to increase rents.  We define acquisition fixed asset additions to be capital expenditures for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Recent Accounting Pronouncements

            In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted this statement on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. The adoption of this standard did not have a material effect on our financial position and results of operations.  See Note 8 for additional information on the adoption of SFAS 157.

            In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings.  Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  We adopted this statement on January 1, 2008.  We did not elect the fair value option for any instruments.

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

            In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51" ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for us on or after January 1, 2009.  Earlier adoption is prohibited.  We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.

            In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133.  This statement requires entities to provide enhanced disclosures about how and why it uses derivate instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, and disclosure of credit risk related features.  This statement also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments.  SFAS 161 is effective for us on or after January 1, 2009.  We are currently assessing the potential impact that the adoption of SFAS 161 will have on our financial position and results of operations.

Reclassifications

            Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

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

            On March 19, 2008, we completed the sale of four properties located in Toledo, Ohio.  The total sales price was $47.0 million and we recorded a gain of $13.9 million.  A portion of the proceeds of this sale was placed in escrow to be used in connection with a Like-Kind Exchange under Section 1031 of the Internal Revenue Code.  The remaining proceeds were primarily used to reduce debt and for general corporate purposes.

            Additionally, on March 19, 2008, we completed the sale of ten of the eleven wholly owned Affordable Housing properties, which are located in Northeast Ohio.  The total sales price was $41.3 million and we recorded a gain of $29.0 million.  We used the proceeds primarily to reduce debt and for general corporate purposes.  Prior to and as a condition of the sale of those properties, we acquired the ground lessor’s interest in six of those properties for a combined purchase price of $5.2 million.  We classified our remaining wholly owned Affordable Housing property as held for sale at March 31, 2008.  We tested this property for impairment under SFAS 144 and determined that it was not impaired.  The major classes of assets and liabilities related to this property have been reclassified as held for sale in the accompanying Consolidated Balance Sheet at March 31, 2008.  This property was subsequently sold on April 25, 2008.  See Note 11 for additional information regarding this sale.

             On February 20, 2007, we completed the sale of a congregate care property located in Northeast Ohio.  The sales price was $5.2 million and we recorded a gain of $4.6 million.  The proceeds of this sale were primarily used to fund revenue enhancing/non-recurring capital expenditures and for general corporate purposes.

            "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, includes the operating results for the properties sold in 2008 and prior years and the property classified as held for sale at March 31, 2008, as well as the gains recognized on the property sales referenced above.  The following table summarizes "Income from discontinued operations" for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
REVENUE
Property revenue	$4,014	$6,651

EXPENSES
Property operating and maintenance	2,221	4,077
Depreciation and amortization	753	1,145
Total expenses	2,974	5,222
Operating income	1,040	1,429
Interest income	3	6
Interest expense (1)	(2,322)	(357)
Gain on disposition of properties	42,910	4,561
Income from discontinued operations	$41,631	$5,639

(1)	Interest expense for the three months ended March 31, 2008, includes $2.0 million of defeasance and other prepayment costs.

3.         DEBT

Mortgage Notes Payable

            During the three months ended March 31, 2008, we prepaid seven fixed rate mortgage loans totaling $31.9 million that had a weighted average interest rate of 7.9% and were scheduled to mature in June 2008.  Additionally, we defeased/prepaid an $11.0 million loan that had been secured by a property that was sold on March 19, 2008 and recognized $2.0 million in defeasance/prepayment costs in connection therewith.  These costs are included in "Income from discontinued operations" in the Consolidated Statements of Operations.

            During the three months ended March 31, 2007, we defeased/prepaid two fixed rate mortgage loans totaling $30.9 million and recognized $2.7 million in defeasance and other prepayment costs, which are included in "Interest expense" in the Consolidated Statements of Operations.  Additionally, we completed the refinancing of one $14.6 million fixed rate mortgage loan that was to mature in May 2007 with a $19.0 million fixed rate mortgage loan that matures in February 2009.

Revolving Credit Facility/Lines of Credit

            On March 20, 2008, we increased the borrowing capacity on our unsecured revolving credit facility (the "revolver") up to $150.0 million from $100.0 million by entering into an amendment to the revolver with our line of credit banks.  The amendment also extended the maturity date of the revolver for an additional year to March 20, 2011 and modified various financial covenants.  Currently, the revolver accrues interest at a variable rate of LIBOR plus 1.6%.  The weighted average interest rate on borrowings outstanding at March 31, 2008, was 4.5%.  The revolver had outstanding borrowings of $13.0 million and $20.0 million at March 31, 2008, and December 31, 2007, respectively.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

            In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  The goodwill was allocated fully to the Management and Service Operations Segment.

            We completed our annual review of goodwill during the three months ended March 31, 2008.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Based on this analysis, we determined that goodwill was not impaired as of March 31, 2008.  As such, there were no changes to the carrying amount of goodwill during the three months ended March 31, 2008.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Intangible Assets

            In accordance with SFAS 141, "Business Combinations", we allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 to 16 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates, and therefore, no allocation is made for above/below market leases.

            In connection with two property acquisitions completed during 2007, we recorded total intangible assets in the amount of $2.6 million related to existing leases, which are being amortized over 12 months, and $589,000 related to tenant relationships, which are being amortized over 16 months.

5.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We provide management and other services to (and are reimbursed for certain expenses incurred on behalf of) a non-owned property in which our Chief Executive Officer ("CEO") and/or other related parties have an ownership interest.  The entity that owns this property, as well as other related parties, are referred to as "affiliates."  We also provide similar services to a joint venture property.  Property management fees and other service company revenues recognized for the three months ended March 31, 2008, and 2007, related to these affiliate properties were $27,000 and $124,000 respectively.

            In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.  Funds due from affiliates were $295,000 and $452,000 at March 31, 2008 and December 31, 2007, respectively.

            Merit Enterprises, Inc., ("Merit"), a subsidiary of ours, has from time to time provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS for the three months ended March 31, 2008 and 2007, was $4,000 and $484,000, respectively.  Accounts receivable related to JAS at March 31, 2008 and December 31, 2007, was $123,000 and $360,000, respectively.

6.         SHAREHOLDERS' EQUITY

            The following table provides a reconciliation of activity in Shareholder's Equity accounts:

	Three Months Ended March 31, 2008
		Accumulated
		Distributions	Accumulated
		In Excess of	Other	Treasury
	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2007	$281,152	$(180,436)	$(1,050)	$(67,393)
Comprehensive income:
Net income	-	38,645	-	-
Other comprehensive income:
Change in fair value of hedge	-	-	(1,693)	-
Total comprehensive income	-	38,645	(1,693)	-
Share-based compensation	(144)	2	-	684
Purchase of common shares	-	-	-	(215)
Common share dividends declared	-	(2,784)	-	-
Preferred share dividends declared	-	(1,201)	-	-
Balance, March 31, 2008	$281,008	$(145,774)	$(2,743)	$(66,924)

            The following table identifies total comprehensive income:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Comprehensive income:
Net income	$38,645	$450
Other comprehensive (loss) income:
Change in fair value of hedge instruments	(1,693)	71
Total comprehensive income	$36,952	$521

7.         EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share."  There were 1.6 million and 1.9 million options to purchase common shares outstanding at March 31, 2008 and 2007, respectively.  None of the options were included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

8.         FAIR VALUE

  On January 1, 2008, we adopted certain provisions of SFAS 157.  See “Recent accounting pronouncements” in Note 1 for information regarding additional provisions of SFAS 157, which will be effective for us on January 1, 2009.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability, and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;
•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and
•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

            In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

            The following table presents the financial liability that we measured at fair value on a recurring basis as of March 31, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$-	$2,743	$-	$2,743

            To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the either the respective counterparty or us.  However, we determined that as of March 31, 2008, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See “Derivative instruments and hedging activity” in Note 1 for additional information regarding the swaps.

9.         INTERIM SEGMENT REPORTING

            We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We previously reported a fourth segment, the Affordable Housing Multifamily Properties; however, during the first quarter of 2008, ten of the eleven wholly owned Affordable Housing properties were sold and we classified the remaining property as held for sale at March 31, 2008.  Therefore, the financial information at March 31, 2008, and all prior periods for all of the wholly owned Affordable Housing properties are reported as discontinued operations, which are included in the Acquisition/Disposition Multifamily Properties segment.  We have identified these segments based upon how management makes decisions regarding resource allocation and performance assessment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Same Community properties are conventional multifamily residential apartments that have been owned during the entirety of the comparison periods.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates.  All of our segments are located in the United States.

            The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2007.  We evaluate the performance of our reportable segments based on Net Operating Income ("NOI").  NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations), and Same Community segments and deducting direct property management and service company expenses and painting service expenses from Management and Service Company revenue for the Management and Service Operations segment.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Certain other real estate companies may define NOI in a different manner.

            Segment information for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$3,052	$28,379	$2,332	$33,763
Elimination of intersegment revenue	-	-	(1,642)	(1,642)
Consolidated revenue	3,052	28,379	690	32,121

Operating (loss) income from discontinued operations	(1,279)	-	-	(1,279)

*NOI	1,937	16,255	51	18,243

Total assets	114,188	512,912	38,891	665,991

            *Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Three Months Ended March 31, 2007
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$-	$27,384	$5,132	$32,516
Elimination of intersegment revenue	-	(9)	(1,822)	(1,831)
Consolidated revenue	-	27,375	3,310	30,685

Operating income from discontinued operations	1,078	-	-	1,078

*NOI	-	15,687	(522)	15,165

Total assets	66,869	528,638	22,193	617,700

            *Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total NOI to total consolidated net income is as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Property NOI	$18,192	$15,687
Management and service operations NOI	51	(522)
Depreciation and amortization	(8,548)	(6,617)
General and administrative expense	(3,528)	(2,712)
Interest income	16	265
Interest expense (1)	(9,133)	(11,205)
Equity in net loss of joint ventures	(22)	(72)
Minority interest in operating partnership	(14)	(13)
Income from discontinued operations:
Operating (loss) income	(1,279)	1,078
Gain on disposition of properties	42,910	4,561
Income from discontinued operations	41,631	5,639

Consolidated net income	$38,645	$450

(1)	Interest expense for the three months ended March 31, 2007, includes $2.7 million of defeasance and other prepayment costs.

10.        CONTINGENCIES

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of March 31, 2008, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

11.        SUBSEQUENT EVENTS

Acquisitions.

            On April 21, 2008, we completed the acquisition of two properties containing a total of 536 units located in the Richmond, Virginia metropolitan area.

Dispositions.

             On April 25, 2008, we completed the sale of a wholly owned Affordable Housing property located in Northeast Ohio.  The sales price was $3.5 million and we will record a gain of approximately $2.3 million during the second quarter of 2008 in connection with the sale of this property.  We had classified this property as held for sale at March 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2008 performance, which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

•

changes in the economic climate in the markets in which we own and manage properties, including interest rates, our ability to consummate the sale of properties pursuant to our current plan, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

•	our ability to refinance debt on favorable terms at maturity;
•	our ability to defease or prepay debt pursuant to our current plan;
•	risks of a lessening of demand for the multifamily units that we own or manage;
•	competition from other available multifamily units and change in market rental rates;
•	increases in property and liability insurance costs;
•

unanticipated increases in real estate taxes and other operating expenses (e.g., cleaning, utilities, repairs and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);

•	weather and other conditions that might adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
•	our inability to control operating expenses or achieve increases in revenue;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;
•	catastrophic property damage losses that are not covered by our insurance;
•	our ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as environmental liabilities, among others;
•	changes in or termination of contracts relating to third party management and advisory business;
•	risks related to our joint ventures; and
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

            Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 97.9% of our consolidated revenue for the three months ended March 31, 2008.

             The operating performance of our properties is affected by factors such as interest rates, unemployment rates, job growth, household formation and the supply and demand of rental apartment communities and in certain markets other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors from time to time, based on market conditions, in order to maximize rental revenue.  Indicators that we use in measuring these factors include physical occupancy and net collected rent.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property net operating income (“NOI”) to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results.  See Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property NOI and total NOI, in addition to a reconciliation of total NOI to consolidated net income in accordance with GAAP.

            In 2007, we made the decision to exit the Affordable Housing business and during the first quarter of 2008 we sold ten of the eleven wholly owned Affordable Housing properties.  In April 2008, we sold the remaining Affordable Housing property.  We also continued to execute on our strategy to reposition our portfolio by selling older properties with lower margins and replacing them with newer properties in higher growth submarkets by selling four older properties located in Toledo, Ohio.  In April, 2008, we acquired two Class A properties located in the Richmond, Virginia metropolitan area.

            Updated 2008 Expectations.

•

Portfolio performance - We continue to expect to increase our Same Community property NOI by approximately 3.3% to 3.7% in 2008, driven by property revenue increases of 3.0% to 3.3%.  However, these expectations may be adversely impacted if the economy suffers a broad and prolonged recessionary period.

•

Property acquisitions and sales - We plan to acquire and dispose of approximately $100.0 million of properties in 2008.  As of the date of this report, we have acquired and disposed of $75.0 million and $92.0 million of properties, respectively.

•

Defeasance and other prepayment costs – We have incurred $2.0 million in costs to defease/prepay or refinance debt during 2008 and, as of the date of this report, we do not expect to incur any additional defeasance costs.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash in the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net cash provided by operating activities	$2,619	$3,829
Fixed assets:
Property/land acquisitions, net	(5,630)	-
Property disposition proceeds, net of 1031 exchange deposit	61,210	4,825
Recurring and non-recurring capital expenditures	(1,448)	(680)
Debt:
Decrease in mortgage notes	(43,594)	(27,569)
Decrease in revolver or line of credit borrowings	(7,000)	-
Cash dividends and operating partnership distributions paid	(3,979)	(4,210)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our revolver and proceeds from property sales.  Cash flow provided by operations decreased during 2008 primarily as a result of changes in accounts payable and accrued expenses compared to 2007, which is a result of the timing of the payment of such expenses.  Partially offsetting the decrease related to accounts payable and accrued expenses was an increase in cash flow from property operations and a decrease in cash paid for interest in 2008 when compared with 2007.

            During the three months ended March 31, 2008, we received $84.8 million from the sale of 14 properties.  We placed $23.6 million of these proceeds in escrow and used it to partially fund the acquisition in April of two properties located in the Richmond, Virginia metropolitan area.  Additionally, we used $5.2 million to reimburse ourselves for the cost of purchasing the ground lessor’s interest in ground leases at six of the Affordable Housing properties that were sold that had been subject to ground leases.  The remaining proceeds were primarily used to prepay/defease $42.9 million of debt and for general corporate purposes.

            In March 2008, we completed an amendment increasing the borrowing capacity on our unsecured revolving credit facility (the "revolver") to $150.0 million from $100.0 million.  The amendment also extended the maturity date of the revolver for an additional year to March 20, 2011 and modified certain financial covenants.

            We anticipate funding approximately $13.3 million for recurring, revenue enhancing and nonrecurring capital expenditures for the remainder of 2008.  These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

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

            We anticipate that we will meet our liquidity requirements for the remainder of 2008 generally through cash flow provided by operations.  We believe that this and other sources, such as the revolver, should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.  We anticipate that we will continue paying quarterly dividends and sustain our current dividend rate of $0.17 per quarter.

            Off-Balance Sheet Investments and Financing Commitments.  At March 31, 2008, we had an investment in a joint venture that owns an Affordable Housing property.  Joint venture investments enable us to exercise influence over the operations of such properties and share in their profits, while earning additional fee income.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights".  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings/loss and cash contributions and distributions.  This joint venture property had negative cash flow during 2007 and is expected to have negative cash flow during 2008 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  The joint venture partnership that owns this property has entered into a contract to sell it.  Our proportionate share of the debt on this property at March 31, 2008, was $2.1 million.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

            In the following discussion, Same Community properties represent 46 wholly owned properties that we have owned during the entirety of the comparison periods, and Acquired properties represent two properties acquired in June 2007.

            The net loss from continuing operations for 2008 decreased $2.2 million when compared to 2007 primarily due to a reduction in interest expense in 2008.  Operating income increased $331,000 during 2008 primarily as a result of improved property operations in 2008 compared to 2007.  Property revenues increased $4.1 million in 2008, of which 3.1 million was due to the Acquired properties, while property operating expenses increased $1.6 million, of which $1.1 million was due to Acquired properties.  These increases resulted in increased property NOI of $2.5 million in 2008 compared to 2007.  The increase in property NOI was partially offset by an increase in depreciation and amortization expense of $1.9 million in 2008 compared to 2007.

            The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007:

	Increase (decrease) when
	comparing the three months
	ended March 31, 2008
(In thousands)	to March 31, 2007

Property revenue	$4,056	14.8%
Fees, reimbursements and other	(2,141)	(79.5)%
Property operating and maintenance expense items:
Personnel	527	16.5%
Real estate taxes and insurance	627	17.2%
Depreciation and amortization	1,931	29.2%
Direct property management and service company expenses	(2,845)	(87.8)%
General and administrative	816	30.1%
Interest expense	(2,072)	(18.5)%

            Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units).  This information is presented in the following tables for the three months ended March 31, 2008 and 2007:

	Physical Occupancy
	For the Three Months
	Ended March 31,
	2008	2007
Same Community Properties:
Midwest	95.2%	96.2%
Mid-Atlantic/Southeast	94.4%	95.3%
Total Same Community	95.0%	96.0%
Acquired Properties	91.1%	N/A

	Average Monthly Net Collected
	Rent Per Unit
	For the Three Months
	Ended March 31,
	2008	2007
Same Community Properties:
Midwest	$753	$723
Mid-Atlantic/Southeast	$1,059	$1,047
Total Same Community	$831	$806
Acquired Properties	$888	N/A

            Total property revenue increased in 2008 primarily as a result of the contribution of $3.1 million from the Acquired properties.  Property revenue for the Same Community segment increased $1.0 million primarily as a result of stable occupancy combined with rental rate increases and an overall reduction in concessions being offered.  The Midwest portfolio, which contains 75.0% of the Same Community units, was the primary contributor as average net collected rents increased 4.1% for that portfolio while the Mid-Atlantic/Southeast portfolio increased 1.1%.

            Property operating and maintenance expenses.  Property operating and maintenance expenses increased during 2008 primarily as a result of increases in personnel expense and real estate tax expense and insurance costs.  Personnel expense increased primarily due to increased salary and benefit costs at the Same Community properties and personnel costs at the Acquired properties.  Real estate tax costs increased primarily due to taxes totaling $353,000 at the Acquisition properties, and the Same Community properties real estate taxes increasing $160,000 due to estimated millage rate increases.

            Fees, reimbursements and other revenue.  The management and service operations recognized a $538,000 decrease in fee revenue in 2008 primarily as a result of the loss of management fee revenue associated with our exit from the Affordable Housing fee management business at the end of 2007 and the resulting reduction of properties managed for third party owners.  Reimbursement of expense from managed properties decreased $1.8 million in 2008 also as a result of the reduction of properties managed.  This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in “Direct property management expenses”.

            Depreciation and amortization.  Depreciation and amortization expense increased in 2008 primarily as a result of depreciation and amortization expense related to the Acquisition properties.  As a result of the acquisition of these properties in June 2007, we recorded intangible assets totaling $3.2 million which are being amortized over a 12 to 16 month period.

            Direct property management and service company expenses.  Direct property management and service company expenses decreased in 2008 as a result of the reduction in the number of properties managed for third party owners.  The reimbursement of expenses from the managed properties decreased $1.8 million in 2008 compared to 2007.  As noted above, this reduction had no impact to the net loss from continuing operations as these reimbursements are also included in “Fees, reimbursements, and other” revenue.  Service company expenses, which represent the portion of general and administrative expense that relates to the management of third party owned properties, also decreased $1.1 million in 2008 compared to 2007 due to the reduction in the number of properties managed.

            General and administrative expense.  General and administrative expense increased in 2008 compared to 2007 primarily as a result of the reduction in costs allocated to "Direct property management and service company expenses" in 2008 and increases in payroll related costs.

            Interest expense.  Interest expense decreased in 2008 primarily due to defeasance/prepayment costs recognized in 2007 of $2.7 million, which were included in “Income from continuing operations”.  This decrease was partially offset by an increase of $350,000 in interest expense related to borrowings on the revolver during the first quarter of 2008, whereas there were no borrowings on the lines of credit during the first quarter of 2007.

            Income from Discontinued Operations.  Discontinued operations include the operating results of 14 properties that were sold during 2008, one held for sale property and three properties that were sold during 2007 and the gains related to sales completed during each of the comparison periods.  Defeasance/prepayment costs recognized in 2008 totaling $2.0 million were included in discontinued operations.  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

            For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at March 31, 2008 and 2007, an interest rate change of 100 basis points would impact interest expense approximately $480,000 and $560,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more complete discussion of interest rate sensitive assets and liabilities.

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

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

                  See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2008

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
January 1 through
January 31	-	$-	-	$5,949
February 1 through
February 29	18,758	10.52	-	5,949
March 1 through
March 31	1,660	9.90	-	5,949
Total	20,418	$10.47	-

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

Exhibit 4.13 to Form 10-Q filed July 31, 2007.

4.14

Shareholder Rights Agreement dated January 6, 1999 between Associated Estates Realty Corporation, an Ohio corporation (the “Company”) and National City Bank, a national banking association (the “Rights Agent”).

Exhibit 1 to Form 8-A filed January 26, 1999.

4.15

First Amendment to Credit Agreement dated March 20, 2008 by and among Associated Estates Realty Corporation (the Borrower), National City Bank and other banks and financial institutions (the Lenders) and National City Bank (the Administrative Agent).

Exhibit 4.15 to Form 10-Q filed herewith.

4.16

Joinder to Subsidiary Guaranty dated March 20, 2008 for the benefit of National City Bank, as agent for itself and certain other lenders, with respect to a loan from the Lenders to Associated Estates Realty Corporation.

Exhibit 4.16 to Form 10-Q filed herewith.

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

Filed herewith or
incorporated herein
Number	Title	by reference

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.8	Form of Share Option Agreement by and among the Company and its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.10

Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005).  Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.

Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 6, 2008	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

