Form 10-Q
period 2008-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2008-08-05
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [x ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The number of shares outstanding as of July 30, 2008 was 16,379,851 shares

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30,	December 31,
ASSETS	2008	2007
Real estate assets
Land	$110,350	$107,912
Buildings and improvements	810,783	826,226
Furniture and fixtures	28,889	30,154
	950,022	964,292
Less: accumulated depreciation	(268,586)	(305,427)
	681,436	658,865
Construction in progress	1,238	721
Real estate, net	682,674	659,586
Cash and cash equivalents	2,625	1,549
Restricted cash	6,880	6,730
Accounts and notes receivable, net
Rents	1,138	1,128
Affiliates	364	1,875
Other	971	820
Goodwill	1,725	1,725
Other assets, net	10,255	13,383
Total assets	$706,632	$686,796
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$511,659	$510,915
Unsecured revolving credit facility	13,100	20,000
Unsecured debt	25,780	25,780
Total debt	550,539	556,695
Accounts payable, accrued expenses and other liabilities	22,687	25,909
Dividends payable	2,858	2,848
Resident security deposits	3,406	3,826
Funds held on behalf of managed properties - affiliates	264	344
Funds held on behalf of managed properties - other	470	1,476
Accrued interest	2,433	2,737
Accumulated losses in excess of investments in joint ventures	1,391	1,346
Total liabilities	584,048	595,181
Operating partnership minority interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative
redeemable, $250 per share liquidation preference, 232,000 issued and 220,850 outstanding	55,213	55,213
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and
16,378,018 and 16,353,700 outstanding at June 30, 2008 and December 31, 2007, respectively	2,300	2,300
Paid-in capital	281,418	281,152
Accumulated distributions in excess of accumulated net income	(149,962)	(180,436)
Accumulated other comprehensive loss	(1,330)	(1,050)
Less: Treasury shares, at cost, 6,617,745 and 6,642,063 shares
at June 30, 2008 and December 31, 2007, respectively	(66,884)	(67,393)
Total shareholders' equity	120,755	89,786
Total liabilities and shareholders' equity	$706,632	$686,796

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenue
Property revenue	$33,435	$28,274	$64,866	$55,650
Management and service company revenue:
Fees, reimbursements and other	397	3,149	950	5,843
Painting services	188	620	325	1,236
Total revenue	34,020	32,043	66,141	62,729
Expenses
Property operating and maintenance	14,292	13,163	27,531	24,852
Depreciation and amortization	9,463	6,784	18,011	13,400
Direct property management and service company expenses	398	3,629	793	6,871
Painting services	277	563	520	1,153
General and administrative	3,183	2,699	6,711	5,411
Total expenses	27,613	26,838	53,566	51,687
Operating income	6,407	5,205	12,575	11,042
Interest income	92	64	108	329
Interest expense	(8,977)	(9,882)	(18,111)	(21,087)
(Loss) income before equity in net loss of joint ventures,
minority interest and income from discontinued operations	(2,478)	(4,613)	(5,428)	(9,716)
Equity in net loss of joint ventures	(23)	(144)	(45)	(216)
Minority interest in operating partnership	(13)	(13)	(27)	(27)
(Loss) income from continuing operations	(2,514)	(4,770)	(5,500)	(9,959)
Income from discontinued operations:
Operating income (loss)	42	2,517	(1,237)	3,595
Gain on disposition of properties	2,293	12,482	45,203	17,043
Income from discontinued operations	2,335	14,999	43,966	20,638
Net (loss) income	(179)	10,229	38,466	10,679
Preferred share dividends	(1,201)	(1,261)	(2,402)	(2,523)
Preferred share repurchase costs	-	(172)	-	(172)
Net (loss) income applicable to common shares	$(1,380)	$8,796	$36,064	$7,984

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.23)	$(0.36)	$(0.49)	$(0.74)
Income from discontinued operations	0.14	0.87	2.72	1.21
Net (loss) income applicable to common shares	$(0.09)	$0.51	$2.23	$0.47

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

Weighted average number of common shares
outstanding - basic and diluted	16,200	17,153	16,184	17,131

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Cash flow from operating activities:
Net income	$38,466	$10,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	18,764	15,563
Loss on fixed asset replacements write-off	38	64
Gain on disposition of properties	(45,203)	(17,043)
Amortization of deferred financing costs and other	664	956
Amortization of swap termination payments received	-	(132)
Share-based compensation	996	709
Equity in net loss of joint ventures and minority interest expense	72	243
Net change in assets and liabilities:
Accounts and notes receivable	1,505	(499)
Accounts payable and accrued expenses	(4,926)	862
Other operating assets and liabilities	858	857
Restricted cash	(150)	(344)
Total adjustments	(27,382)	1,236
Net cash flow provided by operations	11,084	11,915
Cash flow from investing activities:
Recurring fixed asset additions	(3,756)	(3,832)
Revenue enhancing/non-recurring fixed asset additions	(360)	(804)
Acquisition fixed asset additions	(34,310)	(70,547)
Net proceeds from disposition of operating properties	88,357	37,921
Contribution to joint ventures	-	(46)
Purchase of operating partnership units	-	(22)
Net cash flow provided by (used for) investing activities	49,931	(37,330)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(44,258)	(117,978)
Payment of debt procurement costs	(601)	(1,407)
Proceeds from mortgage notes obtained	-	55,038
Revolver borrowings	77,850	97,250
Revolver repayments	(84,750)	(21,900)
Common share dividends paid	(5,534)	(5,908)
Preferred share dividends paid	(2,402)	(2,523)
Operating partnership distributions paid	(27)	(27)
Exercise of stock options	-	173
Purchase of preferred and/or treasury shares	(217)	(3,254)
Net cash flow used for financing activities	(59,939)	(536)
Increase (decrease) in cash and cash equivalents	1,076	(25,951)
Cash and cash equivalents, beginning of period	1,549	30,010
Cash and cash equivalents, end of period	$2,625	$4,059

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,784	$2,954
Cash paid for interest	20,077	21,486
Fixed asset replacement and other write-offs	1,345	1,344
Net change in accounts payable related to recurring fixed asset additions	(189)	748
Assumption of debt in connection with property acquisition	45,002	42,000

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

Business

              We are a self-administered and self-managed equity real estate investment trust ("REIT") engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities.  Our main source of income is rental revenue.  Additional income is derived from property and asset management fees.

            As of June 30, 2008, our property portfolio consisted of: (i) 50 apartment communities containing 12,672 units in eight states that are wholly owned, either directly or indirectly through subsidiaries; (ii) one joint venture Affordable Housing property containing 108 units; (iii) three apartment communities that we manage for third party owners consisting of 616 units; and (iv) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

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

Share-Based Compensation

            During the three months ended June 30, 2008 and 2007, we recognized total share-based compensation cost of $429,000 and $365,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the six months ended June 30, 2008 and 2007, we recognized total share-based compensation cost of $900,000 and $665,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  There were no stock options awarded or exercised during the six months ended June 30, 2008.  During the six months ended June 30, 2007, there were 4,000 options awarded and 18,979 options exercised.

             Restricted Shares.  The following table represents restricted share activity for the six months ended June 30, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	210,213	$ 11.36
Granted	55,961	$ 10.45
Vested	62,684	$ 11.25
Forfeited	11,029	$ 9.20
Nonvested at end of period	192,461	$ 11.34

            At June 30, 2008, there was $2.4 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.7 years.  Certain of our officers elected to defer the receipt of a portion of the restricted shares granted them during the six months ended June 30, 2008, pursuant to the terms of the Associated Estates Realty Corporation Elective Deferred Compensation Program.

Derivative Instruments and Hedging Activities

               During the six months ended June 30, 2008, we had two interest rate swaps outstanding that were used to mitigate the economic impact of changes in interest rates.  These swaps are designated as cash flow hedges and are being used to offset the risk of changes in cash flows associated with benchmark interest payments on two of our variable rate mortgage loans.  We reassess these hedges on a quarterly basis to determine if they continue to be effective.  The effective portion of the changes in the fair value of these hedges are recorded in other comprehensive income ("OCI") and the amounts in OCI will be reclassified into earnings over the term of the loan as interest payments are made.  As of June 30, 2008, there was no hedge ineffectiveness.  These swaps were reported at fair value on the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities" in the amount of $1.3 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively.

Restricted Cash

            Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, and reserve funds for replacements.  The reserve funds for replacements are intended to provide cash to defray future maintenance costs for certain mortgaged properties.

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

            In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51" ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for us beginning on January 1, 2009.  Earlier adoption is prohibited.  We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.

            In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS 133.  This statement requires entities to provide enhanced disclosures about how and why it uses derivate instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, and disclosure of credit risk related features.  This statement also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments.  SFAS 161 is effective for us beginning on January 1, 2009.  We are currently assessing the potential impact that the adoption of SFAS 161 will have on our financial position and results of operations.

Reclassifications
            Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2.         ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

            On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of $75.0 million.  The acquisition also included a 5.92 acre future development land parcel, adjacent to one of the properties.  This purchase was primarily funded by the assumption of mortgage loans on the acquired properties, by 1031 cash proceeds received from the disposition of a Same Community property that we sold on March 19, 2008, and by borrowings on our revolving credit facility.

            The following pro forma financial information is presented as if the 2008 acquisitions had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisitions occurred at such times:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands except per share data)	2008	2007	2008	2007
Pro forma revenue	$34,171	$33,720	$68,011	$66,083
Pro forma net (loss) income applicable to common shares	(1,473)	8,008	35,311	6,407

Earnings per common share - basic and diluted:
Pro forma net (loss) income applicable to common shares	$(0.09)	$0.47	$2.18	$0.37

            On May 25, 2007, we acquired the ground lessor's interest and accompanying land on which one of our Affordable Housing communities was located for a purchase price of $897,000.  This property was subsequently sold in March 2008, as noted below.

            On June 8, 2007, we acquired a 268-unit multifamily community located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily with 1031 proceeds from the disposition of a Same Community property which we sold on May 30, 2007 and with borrowings from our revolving credit facility.

            On June 29, 2007, we acquired our joint venture partner’s 51.0% interest in Idlewylde Apartments, a multifamily property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  We paid our partner $21.6 million in cash.  This acquisition was structured as a 1031 reverse exchange and was funded with borrowings from our revolving credit facility.  Commencing June 29, 2007, the results of operations, financial condition, including the existing $42.0 million non-recourse mortgage loan, and cash flows of this property have been included in our consolidated financial statements.

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

            On March 19, 2008, we completed the sale of ten of our eleven formerly wholly owned Affordable Housing properties located in Northeastern Ohio.  The total sales proceeds were $41.3 million resulting in a gain of $29.0 million.  We used the sales proceeds primarily to reduce debt and for general corporate purposes.  As a condition of the sale, we acquired the ground lessor’s interest in six of those properties for a combined purchase price of $5.2 million.   On April 25, 2008, we completed the sale of our last remaining wholly owned Affordable Housing property for a sales price of $3.5 million resulting in a gain of $2.3 million.  The proceeds were primarily used to reduce debt and for general corporate purposes.

            On March 19, 2008, we also completed the sale of four Same Community properties located in Toledo, Ohio.  The total sales proceeds were $47.0 million resulting in a gain of $13.9 million.  The proceeds from one of those properties were placed in escrow to be used in connection with a 1031 exchange.  The remaining proceeds were primarily used to reduce debt and for general corporate purposes.

             On May 30, 2007, we completed the sale of a Same Community property located in Northeast Ohio.  The sales price was a net $34.6 million resulting in a gain of $12.5 million.  This property was part of a 1031 exchange.

             On February 20, 2007, we completed the sale of a congregate care property located in Northeast Ohio.  The sales price was $5.2 million resulting in a gain of $4.6 million.  The proceeds from this sale were primarily used to fund revenue enhancing/non-recurring capital expenditures and for general corporate purposes.

            "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, includes the operating results for the properties sold in 2008 and prior years, as well as the gains recognized on the property sales referenced above.  The following table summarizes "Income from discontinued operations" for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
REVENUE
Property revenue	$69	$7,493	$4,084	$14,144

EXPENSES
Property operating and maintenance	12	3,609	2,234	7,686
Depreciation and amortization	10	1,017	764	2,163
Total expenses	22	4,626	2,998	9,849
Operating income	47	2,867	1,086	4,295
Interest income	-	9	3	15
Interest expense (1)	(5)	(359)	(2,326)	(715)
Gain on disposition of properties	2,293	12,482	45,203	17,043
Income from discontinued operations	$2,335	$14,999	$43,966	$20,638

(1)	Interest expense for the six months ended June 30, 2008, includes $2.0 million of defeasance and other prepayment costs.

3.         DEBT

Mortgage Notes Payable

            During the six months ended June 30, 2008, we prepaid seven fixed rate mortgage loans totaling $31.9 million that had a weighted average interest rate of 7.9% and were scheduled to mature in June 2008.  We also defeased/prepaid an $11.0 million loan that had been secured by a property that was sold on March 19, 2008 and recognized $2.0 million in defeasance/prepayment costs in connection therewith.  These costs are included in "Income from discontinued operations" in the Consolidated Statements of Operations for the six months ended June 30, 2008.  Additionally, we assumed two mortgage loans aggregating $45.0 million in connection with the two properties we acquired in April 2008; one in the amount of $18.9 million at a fixed rate of 5.7% which is secured by one property and the other in the amount of $26.1 million at a fixed rate of 5.6% which is secured by the other property.  These loans were recorded at their fair value on the date of acquisition, which approximated the amounts assumed.  Both of these loans mature in 2046.

            During the six months ended June 30, 2007, we defeased/prepaid five fixed rate mortgage loans totaling $47.2 million and we completed the refinancing of four fixed rate mortgage loans that were to mature in 2007 totaling $53.3 million.  Two of the refinanced loans totaling $35.0 million are variable rate mortgage loans that mature in 2009.  The interest rate on one of these loans is LIBOR plus 1.1% and the interest rate on the other is LIBOR plus 1.2%.  The other two refinanced loans totaling $20.0 million, are 5.4% fixed rate mortgage loans that mature in 2014.  Additionally, we prepaid two variable rate mortgage loans totaling $15.7 million with funds borrowed on our revolving credit facility.  In connection with these defeasances, other prepayments and refinancings, we recognized $4.2 million in defeasance and other prepayment costs, which are included in "Interest expense" in the Consolidated Statements of Operations.

            On June 29, 2007, we acquired our joint venture partner’s 51.0% interest in Idlewylde Apartments.  In connection with the acquisition, effective June 29, 2007, we included the results of operations, financial condition, including the existing $42.0 million non-recourse mortgage loan, and cash flows in our consolidated financial statements.  This loan has a floating interest rate of LIBOR plus 1.1%, however, in August 2007 we executed an interest rate swap that effectively fixed the interest rate at 5.9%.  This loan matures in 2010.  See Note 2 for additional information regarding this acquisition and Note 1 for additional information regarding the interest rate swap.

Revolving Credit Facility/Lines of Credit

            On March 20, 2008, we increased the borrowing capacity on our unsecured revolving credit facility up to $150.0 million from $100.0 million.  We also extended the maturity date of that facility for an additional year to March 20, 2011 and modified various financial covenants.  Currently, this facility accrues interest at a variable rate of LIBOR plus 1.6%.  The weighted average interest rate on borrowings outstanding at June 30, 2008, was 4.1%.  Our outstanding borrowings on this facility were $13.1 million and $20.0 million at June 30, 2008, and December 31, 2007, respectively.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

            In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  The goodwill was allocated fully to the Management and Service Operations Segment.

            We completed our annual review of goodwill during the three months ended March 31, 2008.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Based on this analysis, we determined that goodwill was not impaired as of March 31, 2008.  As such, there were no changes to the carrying amount of goodwill during the six months ended June 30, 2008.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

            In connection with two property acquisitions completed during 2008, as discussed in Note 2, we recorded total intangible assets in the amount of $1.9 million related to existing leases, which are being amortized over 12 months, and $680,000 related to tenant relationships, which are being amortized over 16 months.  We are in the process of completing our valuations of the real estate and certain other assets acquired, and as a result, the purchase price allocation recorded as of June 30, 2008 is preliminary and subject to change.

            In connection with two property acquisitions completed during 2007, as discussed in Note 2, we recorded total intangible assets in the amount of $2.6 million related to existing leases, which were amortized over 12 months, and $589,000 related to tenant relationships, which are being amortized over 16 months.

5.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We provide management and other services to (and are reimbursed for certain expenses incurred on behalf of) a non-owned property in which our Chief Executive Officer ("CEO") and/or other related parties have an ownership interest.  The entity that owns this property, as well as other related parties, are referred to as "affiliates."  We also provide similar services to a joint venture property.  Property management fees and other service company revenues recognized for the three and six months ended June 30, 2008, were $27,000 and $54,000, respectively.  Property management fees and service company revenues recognized for the three and six months ended June 30, 2007 were $126,000 and $250,000, respectively.

            In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.  Funds due from affiliates were $293,000 and $452,000 at June 30, 2008 and December 31, 2007, respectively.

            Merit Enterprises, Inc., ("Merit"), a subsidiary of ours, has from time to time provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS for the three and six months ended June 30, 2008 were $0 and $4,000, respectively. Reported revenue related to work performed by Merit for JAS for the three and six months ended June 30, 2007 were $405,000 and $889,000, respectively. Accounts receivable related to JAS at June 30, 2008 and December 31, 2007, was $0 and $360,000, respectively.

            In April 2008 we executed a $2.0 million contract with JAS, which was approved by our Board of Directors, under which JAS will provide general contractor services for the interior rehabilitation of one of our properties.  As of June 30, 2008, we have paid $270,000 to JAS pursuant to this contract.

6.         SHAREHOLDERS' EQUITY

            The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Six Months Ended June 30, 2008
		Accumulated
		Distributions	Accumulated
		In Excess of	Other	Treasury
	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2007	$281,152	$(180,436)	$(1,050)	$(67,393)
Comprehensive income:
Net income	-	38,466	-	-
Other comprehensive (loss) income:
Change in fair value of hedge	-	-	(280)	-
Total comprehensive income	-	38,466	(280)	-
Share-based compensation	266	4	-	726
Purchase of common shares	-	-	-	(217)
Common share dividends declared	-	(5,594)	-	-
Preferred share dividends declared	-	(2,402)	-	-
Balance, June 30, 2008	$281,418	$(149,962)	$(1,330)	$(66,884)

            The following table identifies total comprehensive income:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Comprehensive income:
Net income	$38,466	$10,679
Other comprehensive (loss) income:
Change in fair value of hedge instruments	(280)	71
Total comprehensive income	$38,186	$10,750

            During the six months ended June 30, 2007, we repurchased 111,500 Class B Series II Preferred Depositary Shares at a cost of $2.9 million.  These purchases were made under a $50.0 million repurchase authorization for common and preferred shares.

7.         EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share."  There were 1.6 million and 1.9 million options to purchase common shares outstanding and 192,461 and 219,207 nonvested restricted share awards outstanding at June 30, 2008 and 2007, respectively.  The dilutive effect of these options and restricted share awards were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we plan to settle these OP units in cash.

8.         FAIR VALUE

             On January 1, 2008, we adopted certain provisions of SFAS 157.  See "Recent accounting pronouncements" in Note 1 for information regarding additional provisions of SFAS 157 that will be effective January 1, 2009.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability, and establishes the following fair value hierarchy:

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

            The following table presents the financial liability that we measured at fair value on a recurring basis as of June 30, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$ -	$ 1,330	$ -	$ 1,330

            To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the either the respective counterparty or us.  However, we determined that as of June 30, 2008, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative instruments and hedging activity" in Note 1 for additional information regarding the swaps.

9.         EQUITY BASED AWARD PLANS

            On May 7, 2008, our shareholders approved the 2008 Equity Based Award Plan (the "Plan") which previously had been adopted by our Board of Directors (the "Board") on March 14, 2008, subject to shareholder approval.  Subsequent to receiving shareholder approval on May 7, 2008, the Board adopted amended language to the Plan consistent with the additional proxy materials filed by the Company on May 1, 2008.

            Under the Plan, a total of 750,000 common shares are available for awards.  The Plan provides for the grant to our officers, other employees and directors, of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares.

10.        INTERIM SEGMENT REPORTING

            We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We previously reported a fourth segment, Affordable Housing Multifamily Properties; however, during the first half of 2008, all of our wholly owned Affordable Housing properties were sold.  Therefore, the financial information at June 30, 2008, and all prior periods for all of the wholly owned Affordable Housing properties are reported as discontinued operations in the Acquisition/Disposition Multifamily Properties segment.  We have identified our reportable segments based upon how management makes decisions regarding resource allocation and performance assessment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Same Community properties are conventional multifamily residential apartments that have been owned during the entirety of the comparison periods.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates.  All of our segments are located in the United States.

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

            Segment information for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$4,490	$28,950	$2,033	$35,473
Elimination of intersegment revenue	-	(5)	(1,448)	(1,453)
Consolidated revenue	4,490	28,945	585	34,020

Operating income from discontinued operations	42	-	-	42

*NOI	2,911	16,232	(90)	19,053

Total assets	186,539	507,935	12,158	706,632

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Three Months Ended June 30, 2007
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$242	$28,041	$5,572	$33,855
Elimination of intersegment revenue	-	(9)	(1,803)	(1,812)
Consolidated revenue	242	28,032	3,769	32,043

Operating income from discontinued operations	2,517	-	-	2,517

*NOI	126	14,985	(423)	14,688

Total assets	165,216	526,143	15,439	706,798

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Six Months Ended June 30, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$7,542	$57,330	$4,365	$69,237
Elimination of intersegment revenue	-	(6)	(3,090)	(3,096)
Consolidated revenue	7,542	57,324	1,275	66,141

Operating loss from discontinued operations	(1,237)	-	-	(1,237)

*NOI	4,846	32,489	(38)	37,297

Total assets	186,539	507,935	12,158	706,632

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Six Months Ended June 30, 2007
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$242	$55,426	$10,703	$66,371
Elimination of intersegment revenue	-	(18)	(3,624)	(3,642)
Consolidated revenue	242	55,408	7,079	62,729

Operating income from discontinued operations	3,595	-	-	3,595

*NOI	125	30,673	(945)	29,853

Total assets	165,216	526,143	15,439	706,798

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total NOI to total consolidated net (loss) income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Property NOI	$19,143	$15,111	$37,335	$30,798
Management and service operations NOI	(90)	(423)	(38)	(945)
Depreciation and amortization	(9,463)	(6,784)	(18,011)	(13,400)
General and administrative expense	(3,183)	(2,699)	(6,711)	(5,411)
Interest income	92	64	108	329
Interest expense (1)	(8,977)	(9,882)	(18,111)	(21,087)
Equity in net loss of joint ventures	(23)	(144)	(45)	(216)
Minority interest in operating partnership	(13)	(13)	(27)	(27)
Income from discontinued operations:
Operating income (loss)	42	2,517	(1,237)	3,595
Gain on disposition of properties	2,293	12,482	45,203	17,043
Income from discontinued operations	2,335	14,999	43,966	20,638

Consolidated net (loss) income	$(179)	$10,229	$38,466	$10,679

(1)	2007 includes defeasance and other prepayment costs of $1,520 and $4,183 for the three and six months ended June 30, respectively.

11.        CONTINGENCIES

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of June 30, 2008, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

12.        SUBSEQUENT EVENTS

            Dividends.  On August 1, 2008, we paid a dividend of $0.17 per common share to shareholders of record on July 11, 2008, which had been declared on June 18, 2008.

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

•	weather and other conditions that might adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
•	our inability to control operating expenses or achieve increases in revenue;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;
•	catastrophic property damage losses that are not covered by our insurance;
•	our ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as environmental liabilities, among others;
•	changes in or termination of contracts relating to third party management and advisory business;
•	risks related to our joint venture; and
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

            Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 98.1% of our consolidated revenue for the six months ended June 30, 2008.

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

            In 2007, we made the decision to exit the Affordable Housing business and during the first half of 2008 we sold all eleven of our wholly owned Affordable Housing properties.  We also continued to execute on our strategy to reposition our portfolio by selling older properties with lower margins and replacing them with newer properties in higher growth submarkets by selling four older properties located in Toledo, Ohio.  In April, 2008, we acquired two newer Class A properties located in the Richmond, Virginia metropolitan area.

            Updated 2008 Expectations.

•

Portfolio performance - We expect to increase our Same Community property NOI by approximately 4.5% to 4.9% in 2008, driven by property revenue increases of 3.0% to 3.3% and property expense increases of 1.1% to 1.6%.  However, these expectations may be adversely impacted if the economy suffers a broad and prolonged recessionary period.

•

Property acquisitions and sales – To the extent we can identify transactions that meet our strategic objectives, we plan to acquire and dispose of approximately $100.0 million of properties in 2008.  As of the date of this report, we have acquired and disposed of $75.0 million and $92.0 million of properties, respectively.

•

Defeasance and other debt prepayment costs – We have incurred $2.0 million in costs to defease/prepay or refinance debt during 2008 and, as of the date of this report, we do not expect to incur any additional defeasance/prepayment costs this year.

LIQUIDITY AND CAPITAL RESOURCES
            Cash Flows and Liquidity.  Significant sources and uses of cash in the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2008	2007
Net cash provided by operating activities	$11,084	$11,915
Fixed assets:
Property/land acquisitions, net	(34,310)	(70,547)
Property disposition proceeds	88,357	37,921
Recurring and non-recurring capital expenditures	(4,116)	(4,636)
Debt:
Decrease in mortgage notes	(44,258)	(62,940)
(Decrease) increase in revolver borrowings	(6,900)	75,350
Cash dividends and operating partnership distributions paid	(7,963)	(8,458)
Purchase of preferred and/or treasury shares	(217)	(3,254)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our revolver and proceeds from property sales.  Cash flow provided by operations decreased during 2008 primarily as a result of changes in accounts payable and accrued expenses in 2008 when compared to 2007, which was primarily the result of the timing of the payment of such expenses.  These decreases were partially offset by an increase in cash flow from property operations in 2008 when compared with 2007 and a decrease in cash paid for interest in 2008 when compared with 2007.

            During the six months ended June 30, 2008, we received $88.4 million from the sale of 15 properties.  We placed $23.6 million of these proceeds in a 1031 escrow, which were used to partially fund the acquisition of two properties located in the Richmond, Virginia metropolitan area.  Additionally, we used $5.2 million to acquire the ground lessor’s interest in ground leases at six of the Affordable Housing properties that were sold.  The remaining proceeds were primarily used to prepay/defease $42.9 million of debt and for general corporate purposes.

            In March 2008, we increased the borrowing capacity on our unsecured revolving credit facility to $150.0 million from $100.0 million, extended the maturity date of this facility for an additional year to March 20, 2011 and modified certain financial covenants.

            We anticipate funding approximately $9.7 million for recurring, revenue enhancing and nonrecurring capital expenditures for the remainder of 2008.  These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

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

            Off-Balance Sheet Investments and Financing Commitments.  At June 30, 2008, we had an investment in a joint venture that owns an Affordable Housing property.  Joint venture investments enable us to exercise influence over the operations of such properties and share in their profits, while earning additional fee income.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights".  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings/loss and cash contributions and distributions.  This joint venture property had negative cash flow during 2007 and is expected to have negative cash flow during 2008 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  The joint venture partnership that owns this property has entered into a contract to sell it.  Our proportionate share of the debt on this property at June 30, 2008, was $2.1 million.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

            In the following discussion, Same Community properties represent 46 wholly owned properties that we have owned during the entirety of the comparison periods, and Acquired properties represent two properties acquired in April 2008 and two properties acquired in June 2007.

            The net loss from continuing operations decreased $2.3 million and $4.5 million during the three and six month comparison periods, respectively.  This decrease was primarily due to property NOI increases and reductions in interest expense during 2008 in both comparison periods.  Property NOI for the acquisition properties increased $2.8 million and $4.7 million during the three and six month comparison periods, respectively.  Property NOI for the Same Community properties increased $1.2 million and $1.8 million during the three and six month comparison periods, respectively, primarily as a result of increased property revenues coupled with flat property operating expenses during both comparison periods.  These reductions to net loss from continuing operations were partially offset by increases in depreciation and amortization expense during 2008 in both comparison periods.

            The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the six months
	ended June 30, 2008		ended June 30, 2008
(In thousands)	to June 30, 2007		to June 30, 2007

Property revenue	$5,161	18.3%	$9,216	16.6%
Property operating and maintenance	1,129	8.6%	2,679	10.8%
Property NOI	4,032	26.7%	6,537	21.2%

Fees, reimbursements and other	(2,752)	(87.4)%	(4,893)	(83.7)%
Depreciation and amortization	2,679	39.5%	4,611	34.4%
Direct property management and service company expenses	(3,231)	(89.0)%	(6,078)	(88.5)%
General and administrative	484	17.9%	1,300	24.0%
Interest expense	(905)	(9.2)%	(2,976)	(14.1)%

            Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units).  This information is presented in the following tables for the three and six months ended June 30, 2008 and 2007:

	Physical Occupancy
	June 30,
	2008	2007
Same Community Properties:
Midwest	97.2%	97.1%
Mid-Atlantic/Southeast	95.3%	94.6%
Total Same Community	96.7%	96.4%
Acquired Properties	95.5%	93.9%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Same Community Properties:
Midwest	$773	$738	$763	$731
Mid-Atlantic/Southeast	$1,060	$1,065	$1,060	$1,056
Total Same Community	$846	$821	$839	$814
Acquired Properties	$948	N/A	$961	N/A

            Total property revenue increased in 2008 during both comparison periods primarily as a result of increases in revenue from the Acquired properties of $4.2 million and $7.3 million during the three and six month comparison periods, respectively.  Property revenue for the Same Community segment increased $900,000 and $1.9 million during the three and six month comparison periods, respectively, primarily as a result of stable occupancy combined with rental rate increases and an overall reduction in concessions being offered.  The Midwest portfolio, which contains 75.0% of the Same Community units, was the primary contributor as average net collected rents increased 4.7% and 4.4% for that portfolio during the three and six month comparison periods, respectively, while the Mid-Atlantic/Southeast portfolio fluctuated less than 0.5% during each comparison period.

            Property operating and maintenance expenses.  Property operating and maintenance expenses increased during 2008 primarily as a result of additional expenses relating to the Acquired properties.

            Fees, reimbursements and other revenue.  The management and service operations recognized a decrease of $559,000 and $1.1 million in fee revenue in 2008 for the three and six month comparison periods, respectively, primarily as a result of the loss of management fee revenue associated with our exit from the Affordable Housing fee management business at the end of 2007 and the resulting reduction of properties managed for third party owners.  Reimbursement of expense from managed properties decreased $2.2 million and $4.0 million in 2008 for the three and six month comparison periods, respectively, also as a result of the reduction of the number of properties managed.  This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Direct property management expenses".

            Depreciation and amortization.  Depreciation and amortization expense increased in 2008 primarily due to the addition of the Acquired properties.  As a result of the June 2007 and April 2008 acquisitions, we recorded intangible assets totaling $3.2 million in 2007 and $2.5 million in 2008 which are being amortized over 12 to 16 month periods.

            Direct property management and service company expenses.  Direct property management and service company expenses decreased in 2008 as a result of the reduction in the number of properties managed for third party owners.  The reimbursement of expenses from the managed properties decreased, as noted above, in 2008 during both comparison periods.  However, this reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Fees, reimbursements and other" revenue.  Service company expenses, which represent the portion of general and administrative expense that relates to the management of third party owned properties, also decreased $1.0 million and $2.1 million in 2008 for the three and six month comparison periods, respectively, due to the reduction in the number of properties managed.

            General and administrative expense.  General and administrative expense increased in 2008 during both comparison periods primarily as a result of the reduction in costs allocated to "Direct property management and service company expenses" in 2008 during both comparison periods.  These increases were partially offset by decreases in payroll related costs in 2008 and a decrease in Directors' compensation resulting from valuation adjustments of their deferred compensation based upon the closing price of our common shares at the end of each period.

            Interest expense.  Interest expense decreased in 2008 during both comparison periods primarily due to defeasance/prepayment costs recognized in 2007 of $1.5 million and $4.2 million during the three and six month periods, respectively.  After removing the effect of the 2007 defeasance/prepayment costs, interest expense increased $575,000 and $1.1 million in 2008 during the three and six month comparison periods, respectively.  These increases were primarily due to interest expense for loans associated with the addition of the acquired properties.

            Income from Discontinued Operations.  Discontinued operations include the operating results of 15 properties that were sold during 2008 and three properties that were sold during 2007 and the gains related to sales completed during each of the comparison periods.  Defeasance/prepayment costs recognized in 2008 totaling $2.0 million were included in discontinued operations.  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES
            For a discussion of contingencies, see Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at June 30, 2008 and 2007, an interest rate change of 100 basis points would impact interest expense approximately $481,000 and $1.7 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more complete discussion of interest rate sensitive assets and liabilities.

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

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

                  See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Six Months Ended June 30, 2008

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
April 1 through
April 30	3	$12.75	-	$5,949
May 1 through
May 31	221	11.71	-	5,949
June 1 through
June 30	-	-	-	5,949
Total	224	$11.73	-

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 7, 2008, we held our Annual Meeting of Shareholders.  Following are the matters our shareholders voted upon and the results of the vote:

(1)	The election of the following directors:
		Withheld
	For	Authority

Albert T. Adams	10,012,050	3,919,342
James M. Delaney	13,690,647	240,745
Jeffrey I. Friedman	13,231,184	700,208
Michael E. Gibbons	13,787,447	143,945
Mark L. Milstein	13,242,812	688,580
James A. Schoff	13,754,413	176,979
Richard T. Schwarz	13,690,185	241,207

(2)	Approval of the 2008 Equity Based Award Plan.

For	Against	Abstain
7,754,254	3,233,761	42,854

(3)	Ratification of the selection of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm.

For	Against	Abstain
13,778,804	54,897	97,690

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

Exhibit 4.15 to Form 10-Q filed May 6, 2008.

4.16

Joinder to Subsidiary Guaranty dated March 20, 2008 for the benefit of National City Bank, as agent for itself and certain other lenders, with respect to a loan from the Lenders to Associated Estates Realty Corporation.

Exhibit 4.16 to Form 10-Q filed May 6, 2008.

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

Filed herewith or
incorporated herein
Number	Title	by reference

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement dated by and among the Company and its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.8	Form of Share Option Agreement by and among the Company and its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.10

Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005).  Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.

Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

10.14	Agreement of Purchase and Sale dated August 31, 2007 between River Forest Properties, LLC, and Associated Estates Realty Corporation.	Exhibit 10.14 to Form 10-Q filed herewith.

10.15	Agreement of Purchase and Sale dated August 31, 2007 between Belvedere Properties, LLC, and Associated Estates Realty Corporation.	Exhibit 10.15 to Form 10-Q filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 5, 2008	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

