Form 10-Q
period 2008-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2008-11-04
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ] Accelerated filer [x ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The number of shares outstanding as of October 31, 2008 was 16,557,633 shares

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30,	December 31,
ASSETS	2008	2007
Real estate assets
Land	$110,349	$107,912
Buildings and improvements	814,040	826,226
Furniture and fixtures	29,789	30,154
	954,178	964,292
Less: accumulated depreciation	(276,206)	(305,427)
	677,972	658,865
Construction in progress	841	721
Real estate, net	678,813	659,586
Cash and cash equivalents	3,800	1,549
Restricted cash	6,366	6,730
Accounts and notes receivable, net
Rents	1,306	1,128
Affiliates	580	1,875
Other	958	820
Goodwill	1,725	1,725
Other assets, net	12,847	13,383
Total assets	$706,395	$686,796
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$510,953	$510,915
Unsecured revolving credit facility	14,500	20,000
Unsecured debt	25,780	25,780
Total debt	551,233	556,695
Accounts payable, accrued expenses and other liabilities	26,417	25,909
Dividends payable	2,905	2,848
Resident security deposits	3,446	3,826
Funds held on behalf of managed properties - affiliates	166	344
Funds held on behalf of managed properties - other	507	1,476
Accrued interest	2,451	2,737
Accumulated losses in excess of investments in joint ventures	1,418	1,346
Total liabilities	588,543	595,181
Operating partnership minority interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative
redeemable, $250 per share liquidation preference, 232,000 issued and 220,850 outstanding	55,213	55,213
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and
16,557,633 and 16,353,700 outstanding at September 30, 2008 and December 31, 2007, respectively	2,300	2,300
Paid-in capital	281,837	281,152
Accumulated distributions in excess of accumulated net income	(157,050)	(180,436)
Accumulated other comprehensive loss	(1,325)	(1,050)
Less: Treasury shares, at cost, 6,438,130 and 6,642,063 shares
at September 30, 2008 and December 31, 2007, respectively	(64,952)	(67,393)
Total shareholders' equity	116,023	89,786
Total liabilities and shareholders' equity	$706,395	$686,796

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenue
Property revenue	$34,368	$31,513	$99,234	$87,162
Management and service company revenue:
Fees, reimbursements and other	428	2,462	1,378	8,378
Painting services	547	560	872	1,797
Total revenue	35,343	34,535	101,484	97,337
Expenses
Property operating and maintenance	14,982	14,482	42,513	39,333
Depreciation and amortization	9,602	8,462	27,614	21,863
Direct property management and service company expenses	420	2,931	1,213	9,802
Painting services	578	498	1,098	1,651
General and administrative	3,668	2,463	10,379	7,873
Total expenses	29,250	28,836	82,817	80,522
Operating income	6,093	5,699	18,667	16,815
Interest income	16	49	124	379
Interest expense	(9,202)	(9,709)	(27,313)	(30,796)
Equity in net loss of joint ventures	(28)	(31)	(72)	(247)
Minority interest in operating partnership	(13)	(13)	(40)	(40)
(Loss) income from continuing operations	(3,134)	(4,005)	(8,634)	(13,889)
Income from discontinued operations:
Operating income (loss)	91	1,184	(1,146)	4,704
Gain on disposition of properties	-	-	45,203	17,043
Income from discontinued operations	91	1,184	44,057	21,747
Net (loss) income	(3,043)	(2,821)	35,423	7,858
Preferred share dividends	(1,201)	(1,201)	(3,603)	(3,724)
Preferred share repurchase costs	-	-	-	(172)
Net (loss) income applicable to common shares	$(4,244)	$(4,022)	$31,820	$3,962

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.27)	$(0.31)	$(0.75)	$(1.04)
Income from discontinued operations	0.01	0.07	2.71	1.27
Net (loss) income applicable to common shares	$(0.26)	$(0.24)	$1.96	$0.23

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

Weighted average number of common shares
outstanding - basic and diluted	16,298	17,069	16,222	17,110

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Cash flow from operating activities:
Net income	$35,423	$7,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	28,376	24,841
Loss on fixed asset replacements write-off	85	87
Gain on disposition of properties	(45,203)	(17,043)
Amortization of deferred financing costs and other	984	1,251
Amortization of swap termination payments received	-	(223)
Share-based compensation	1,448	1,126
Equity in net loss of joint ventures and minority interest expense	112	287
Net change in assets and liabilities:
Accounts and notes receivable	1,135	(781)
Accounts payable and accrued expenses	(2,260)	4,014
Other operating assets and liabilities	(2,252)	(3,842)
Restricted cash	364	780
Total adjustments	(17,211)	10,497
Net cash flow provided by operations	18,212	18,355
Cash flow from investing activities:
Recurring fixed asset additions	(7,145)	(7,843)
Revenue enhancing/non-recurring fixed asset additions	(1,291)	(1,267)
Acquisition fixed asset additions	(34,484)	(70,547)
Net proceeds from disposition of operating properties	88,348	37,921
Other investing activity	-	(68)
Net cash flow provided by (used for) investing activities	45,428	(41,804)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(44,963)	(118,699)
Payment of debt procurement costs	(601)	(1,659)
Proceeds from mortgage notes obtained	-	115,538
Revolver borrowings	93,075	104,240
Revolver repayments	(98,575)	(79,250)
Common share dividends paid	(8,305)	(8,810)
Preferred share dividends paid	(3,603)	(3,724)
Operating partnership distributions paid	(40)	(40)
Exercise of stock options	1,843	173
Purchase of preferred and/or treasury shares	(220)	(9,547)
Net cash flow used for financing activities	(61,389)	(1,778)
Increase (decrease) in cash and cash equivalents	2,251	(25,227)
Cash and cash equivalents, beginning of period	1,549	30,010
Cash and cash equivalents, end of period	$3,800	$4,783

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,905	$2,905
Cash paid for interest	28,941	30,919
Fixed asset replacement and other write-offs	241	87
Net change in accounts payable related to fixed asset additions	1,230	479
Assumption of debt in connection with property acquisition	45,002	42,000

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

            As of September 30, 2008, our property portfolio consisted of: (i) 50 apartment communities containing 12,672 units in eight states that are wholly owned, either directly or indirectly through subsidiaries; (ii) one joint venture Affordable Housing property containing 108 units; (iii) three apartment communities that we manage for third party owners consisting of 616 units; and (iv) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

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

Share-Based Compensation

            During the three months ended September 30, 2008 and 2007, we recognized total share-based compensation cost of $484,000 and $404,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the nine months ended September 30, 2008 and 2007, we recognized total share-based compensation cost of $1.4 million and $1.1 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  During the nine months ended September 30, 2008, 180,021 stock options were exercised and we awarded no new stock options.  During the nine months ended September 30, 2007, there were 4,000 options awarded and 18,979 options exercised.

             Restricted Shares.  The following table represents restricted share activity for the nine months ended September 30, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	210,213	$11.36
Granted	55,961	$10.45
Vested	63,262	$11.27
Forfeited	11,249	$9.26
Nonvested at end of period	191,663	$11.34

            At September 30, 2008, there was $2.1 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.4 years.  Pursuant to the terms of the Company's Elective Deferred Compensation Program, certain of our officers elected to defer the receipt of a portion of the restricted shares granted them during the nine months ended September 30, 2008.

Derivative Instruments and Hedging Activities

               During the nine months ended September 30, 2008, we had two interest rate swaps outstanding that were used to mitigate the economic impact of changes in interest rates.  These swaps are designated as cash flow hedges and are being used to offset the risk of changes in cash flows associated with benchmark interest payments on two of our variable rate mortgage loans.  We reassess these hedges on a quarterly basis to determine if they continue to be effective.  The effective portion of the changes in the fair value of these hedges are recorded in other comprehensive income ("OCI") and the amounts in OCI will be reclassified into earnings over the term of the loan as interest payments are made.  As of September 30, 2008, there was no hedge ineffectiveness.  These swaps were reported at fair value on the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities" in the amount of $1.3 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively.

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

            In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS 133.  This statement requires entities to provide enhanced disclosures about how and why it uses derivate instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, and disclosure of credit risk related features.  This statement also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments.  SFAS 161 is effective for us beginning on January 1, 2009.  We are currently assessing the potential impact that the adoption of SFAS 161 will have on our financial position and results of operations.

Reclassifications
            Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

2.         ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

            On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of $75.0 million and additional closing costs of $540,000.  The acquisition also included a 5.92 acre future development land parcel, adjacent to one of the properties.  This purchase was primarily funded with the assumption of mortgage loans on the acquired properties, Section 1031 exchange cash proceeds received from the disposition of a property that we sold on March 19, 2008, and borrowings on our revolving credit facility.

            The following pro forma financial information is presented as if the 2008 acquisitions had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what the Company's actual results of operations would have been had the acquisitions occurred at such times:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share data)	2008	2007	2008	2007
Pro forma revenue	$35,343	$36,212	$103,354	$102,368
Pro forma net (loss) income applicable to common shares	(4,244)	(5,004)	30,385	1,016

Earnings per common share - basic and diluted:
Pro forma net (loss) income applicable to common shares	$(0.26)	$(0.30)	$1.87	$0.06

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

            On March 19, 2008, we also completed the sale of four market-rate properties located in Toledo, Ohio.  The total sales proceeds were $47.0 million resulting in a gain of $13.9 million.  The proceeds from one of those properties were placed in escrow to be used in connection with a Section 1031 exchange.  The remaining proceeds were primarily used to reduce debt and for general corporate purposes.

            "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, includes the operating results for the properties sold in 2008 and prior years, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations" for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
REVENUE
Property revenue	$-	$4,833	$4,083	$18,903

EXPENSES
Property operating and maintenance	(91)	2,479	2,144	10,165
Depreciation and amortization	-	816	762	2,979
Total expenses	(91)	3,295	2,906	13,144
Operating income	91	1,538	1,177	5,759
Interest income	-	8	3	22
Interest expense (1)	-	(362)	(2,326)	(1,077)
Gain on disposition of properties	-	-	45,203	17,043
Income from discontinued operations	$91	$1,184	$44,057	$21,747

(1)	Interest expense for the nine months ended September 30, 2008, includes $2.0 million of defeasance and other prepayment costs.

3.         DEBT

             The following table identifies our total debt outstanding and weighted average interest rates as of September 30, 2008 and December 31, 2007:

(Dollar amounts in thousands)	September 30, 2008		December 31, 2007
	Balance	Weighted Average	Balance	Weighted Average
	Outstanding	Interest Rate	Outstanding	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$155,349	7.7%	$200,168	7.7%
Mortgages payable - other	320,604	5.8%	275,747	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	501,733	6.5%	501,695	6.7%

VARIABLE RATE DEBT
Mortgages payable	35,000	4.6%	35,000	6.2%
Revolver borrowings	14,500	4.7%	20,000	6.7%
Total variable rate debt	49,500	4.6%	55,000	6.4%
TOTAL DEBT	$551,233	6.3%	$556,695	6.7%

Mortgage Notes Payable

            During the nine months ended September 30, 2008, we completed the following transactions:

•	prepaid seven fixed rate mortgage loans totaling $31.9 million that had a weighted average interest rate of 7.9% and were scheduled to mature in June 2008;
•

defeased/prepaid an $11.0 million loan that had been secured by a property that was sold on March 19, 2008, and recognized $2.0 million in defeasance/prepayment costs in connection therewith, which are included in "Income from discontinued operations" in the Consolidated Statements of Operations for the nine months ended September 30, 2008; and

•

assumed two mortgage loans aggregating $45.0 million that mature in 2046 in connection with the two properties we acquired in April 2008; one in the amount of $18.9 million at a fixed rate of 5.7% which is secured by one property and the other in the amount of $26.1 million at a fixed rate of 5.6% which is secured by the other property.  These loans were recorded at their fair value on the date of acquisition, which approximated the amounts assumed.

Revolving Credit Facility/Lines of Credit

            On March 20, 2008, we increased the borrowing capacity on our unsecured revolving credit facility to $150.0 million from $100.0 million.  We also extended the maturity date of that facility for an additional year to March 20, 2011, and modified various financial covenants.  From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility.  As of September 30, 2008, the LIBOR-based rate is LIBOR plus 1.6% and the Prime-based rate is the prime rate plus 0.6%.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

            In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  The goodwill was allocated fully to the Management and Service Operations Segment.

            We completed our annual review of goodwill during the three months ended March 31, 2008.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Based on this analysis, we determined that goodwill was not impaired as of September 30, 2008.  As such, there were no changes to the carrying amount of goodwill during the nine months ended September 30, 2008.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Intangible Assets

            In accordance with SFAS 141, "Business Combinations", we allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 to 16 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.

            In connection with two property acquisitions completed during 2008, as discussed in Note 2, we recorded total intangible assets in the amount of $2.5 million related to existing leases, which are being amortized over 12 months, and $890,000 related to tenant relationships, which are being amortized over 16 months.

5.         TRANSACTIONS WITH AFFILIATES

            Merit Enterprises, Inc., ("Merit"), a subsidiary of ours, has from time to time provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS for the three and nine months ended September 30, 2008, were $187,000 and $191,000, respectively. Reported revenue related to work performed by Merit for JAS for the three and nine months ended September 30, 2007, was $328,000 and $1,216,000, respectively. Accounts receivable related to JAS at September 30, 2008 and December 31, 2007, was $187,000 and $360,000, respectively.

            In April 2008, we executed a $2.0 million contract with JAS that was approved by our Board of Directors, under which JAS provided general contractor services for the interior rehabilitation of one of our properties.  This project was complete at September 30, 2008.  We paid $992,000 to JAS pursuant to this contract as of September 30, 2008, and the balance of $1.1 million was paid in October 2008.

6.         SHAREHOLDERS' EQUITY

            The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Nine Months Ended September 30, 2008
		Accumulated
		Distributions	Accumulated
		In Excess of	Other	Treasury
	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2007	$281,152	$(180,436)	$(1,050)	$(67,393)
Comprehensive income:
Net income	-	35,423	-	-
Other comprehensive (loss) income:
Change in fair value of hedge	-	-	(275)	-
Total comprehensive income	-	35,423	(275)	-
Share-based compensation	773	6	-	730
Purchase of common shares	-	-	-	(220)
Issuance of common shares for stock
option exercises from treasury shares	(88)			1,931
Common share dividends declared	-	(8,440)	-	-
Preferred share dividends declared	-	(3,603)	-	-
Balance, September 30, 2008	$281,837	$(157,050)	$(1,325)	$(64,952)

            The following table identifies total comprehensive income:

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Comprehensive income:
Net income	$35,423	$7,858
Other comprehensive (loss) income:
Change in fair value of hedge instruments	(275)	(155)
Total comprehensive income	$35,148	$7,703

            During the nine months ended September 30, 2007, we repurchased 111,500 Class B Series II Preferred Depositary Shares at a cost of $2.9 million.  These purchases were made under a $50.0 million repurchase authorization for common and preferred shares.  See Note 12 for additional information regarding preferred share repurchases.

7.         EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS 128, "Earnings per Share."  There were 1.4 million and 1.9 million options to purchase common shares outstanding and 191,663 and 215,169 nonvested restricted share awards outstanding at September 30, 2008 and 2007, respectively.  The dilutive effect of these options and restricted share awards were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership minority interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

8.         FAIR VALUE

             On January 1, 2008, we adopted certain provisions of SFAS 157.  See "Recent Accounting Pronouncements" in Note 1 for information regarding additional provisions of SFAS 157 that will be effective January 1, 2009.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability, and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;
•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and
•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

            In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

            The following table presents the financial liability that we measured at fair value on a recurring basis as of September 30, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$-	$1,325	$-	$1,325

            To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of September 30, 2008, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activity" in Note 1 for additional information regarding the swaps.

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

            Under the Plan, a total of 750,000 common shares are available for awards.  The Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares.

10.        INTERIM SEGMENT REPORTING

            We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We previously reported a fourth segment, Affordable Housing Multifamily Properties; however, during the first half of 2008, all of our wholly owned Affordable Housing properties were sold.  Therefore, the financial information at September 30, 2008, and all prior periods for all of the wholly owned Affordable Housing properties are reported as discontinued operations in the Acquisition/Disposition Multifamily Properties segment.  We have identified our reportable segments based upon how management makes decisions regarding resource allocation and performance assessment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Same Community properties are conventional multifamily residential apartments that have been owned during the entirety of the comparison periods.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates.  All of our segments are located in the United States.

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

            Segment information for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$1,828	$32,542	$2,452	$36,822
Elimination of intersegment revenue	-	(2)	(1,477)	(1,479)
Consolidated revenue	1,828	32,540	975	35,343

Operating income from discontinued operations	91	-	-	91

*NOI	1,184	18,202	(23)	19,363

Total assets	74,515	618,340	13,540	706,395

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Three Months Ended September 30, 2007
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$-	$31,515	$4,868	$36,383
Elimination of intersegment revenue	-	(2)	(1,846)	(1,848)
Consolidated revenue	-	31,513	3,022	34,535

Operating income from discontinued operations	1,184	-	-	1,184

*NOI	-	17,031	(407)	16,624

Total assets	46,416	642,551	17,150	706,117

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Nine Months Ended September 30, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$12,497	$86,744	$6,817	$106,058
Elimination of intersegment revenue	-	(7)	(4,567)	(4,574)
Consolidated revenue	12,497	86,737	2,250	101,484

Operating loss from discontinued operations	(1,146)	-	-	(1,146)

*NOI	7,887	48,834	(61)	56,660

Total assets	184,265	508,590	13,540	706,395

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Nine Months Ended September 30, 2007
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$3,355	$83,827	$15,645	$102,827
Elimination of intersegment revenue	-	(20)	(5,470)	(5,490)
Consolidated revenue	3,355	83,807	10,175	97,337

Operating income from discontinued operations	4,704	-	-	4,704

*NOI	2,056	45,773	(1,278)	46,551

Total assets	164,589	524,378	17,150	706,117

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total NOI to total consolidated net (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Property NOI	$19,386	$17,031	$56,721	$47,829
Management and service operations NOI	(23)	(407)	(61)	(1,278)
Depreciation and amortization	(9,602)	(8,462)	(27,614)	(21,863)
General and administrative expense	(3,668)	(2,463)	(10,379)	(7,873)
Interest income	16	49	124	379
Interest expense (1)	(9,202)	(9,709)	(27,313)	(30,796)
Equity in net loss of joint ventures	(28)	(31)	(72)	(247)
Minority interest in operating partnership	(13)	(13)	(40)	(40)
Income from discontinued operations:
Operating income (loss)	91	1,184	(1,146)	4,704
Gain on disposition of properties	-	-	45,203	17,043
Income from discontinued operations	91	1,184	44,057	21,747

Consolidated net (loss) income	$(3,043)	$(2,821)	$35,423	$7,858

(1)	The nine months ended September 30, 2007, include defeasance and other prepayment costs of $4,183.

11.        CONTINGENCIES

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of September 30, 2008, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

            On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification.  This case arose out of our Suredeposit program.  This program allowed cash short prospective residents to purchase a bond in lieu of paying a security deposit.  The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit.  Plaintiffs allege that the nonrefundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act.  Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act.  On or about January 15, 2004, the Plaintiffs filed a motion for class certification.  We subsequently filed a motion for summary judgment.  On or about September 3, 2008, the court granted our motion for summary judgment thereby dismissing all Plaintiff claims against us.  However, Plaintiff subsequently appealed the court’s ruling and the matter is now on appeal before the Ohio Court of Appeals for the 10th District.

12.        SUBSEQUENT EVENTS

Dividends.

            On November 3, 2008, we paid a dividend of $0.17 per common share to shareholders of record on October 17, 2008, which had been declared on September 15, 2008.

Shares.

            During October, we repurchased 199,900 Class B Series II Preferred Depositary Shares at a cost of $3.4 million.  These purchases were made under a $50.0 million repurchase authorization for common and preferred shares.  This repurchase authorization has approximately $2.5 million remaining for additional repurchases after giving effect to the recent repurchases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview.

            We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 97.8% of our consolidated revenue for the nine months ended September 30, 2008.

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

            We continued to execute on our strategy to reposition our portfolio by selling older properties with lower margins and replacing them with newer properties in higher growth submarkets.  In 2007, we made the decision to exit the Affordable Housing business.  During the first half of 2008, we sold all eleven of our wholly owned Affordable Housing properties.  In March 2008, we also sold four older properties located in Toledo, Ohio.  Additional sales could be slowed as a result of the current dislocation in the credit markets as well as unrealistic buyer expectations.  In April 2008, we acquired two newer Class A properties located in the Richmond, Virginia metropolitan area.

Updated 2008 Expectations.

•

Portfolio performance - We continue to expect to increase our Same Community property NOI by approximately 4.5% to 4.9% in 2008, driven by property revenue increases of 3.0% to 3.2% and property expense increases of 0.9% to 1.1%.

•

Property acquisitions and sales – We have acquired and disposed of $76.0 million and $92.0 million of properties, respectively.  We do not anticipate any additional acquisitions during the balance of 2008.  We have entered into contracts to sell two properties for approximately $9.0 million.  These transactions are scheduled to close at the end of the year or in early January 2009.

•	Debt repayment – So far this year we have prepaid or defeased eight loans totaling $42.0 million.
20

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity.

            Significant sources and uses of cash in the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Net cash provided by operating activities	$18,212	$18,355
Fixed assets:
Property/land acquisitions, net	(34,484)	(70,547)
Property disposition proceeds	88,348	37,921
Recurring and non-recurring capital expenditures	(8,436)	(9,110)
Debt:
Decrease in mortgage notes	(44,963)	(3,161)
(Decrease) increase in revolver borrowings	(5,500)	24,990
Cash dividends and operating partnership distributions paid	(11,948)	(12,574)
Purchase of preferred and/or treasury shares	(220)	(9,547)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our revolver and proceeds from property sales.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Our debt repayment obligations are relatively modest.  We have no debt maturing in the fourth quarter of 2008.  In 2009, four mortgage loans will be maturing; one loan in the first quarter in the amount of $19.0 million and three loans in the second quarter totaling $53.3 million.  We anticipate that we will either repay these loans with funds from our revolver or refinance these loans prior to or upon their maturity at a similar average rate of 6.0%.  Our revolver does not mature until March 11, 2011.

            While we expect moderate slowing in the growth rate of the fundamentals that drive property NOI, we anticipate that cash flow provided by operations for the remainder of the year will remain nearly consistent with current levels.

            Cash flow provided by operations was basically unchanged in 2008 compared to 2007.  However, it should be noted that changes in accounts payable and accrued expenses in 2008 when compared to 2007 were primarily the result of an increase of $2.7 million in funds held for managed properties in 2007, while 2008 reflects a decrease of $1.2 million in funds held primarily due to our exiting from the affordable housing management business, for a variance of $3.9 million.  The balance of the variance was primarily due to the timing of the payment of accrued expenses and an increase in accrued real estate taxes due to the addition of the two properties acquired in April 2008.  This decrease was primarily offset by increased cash flow from property operations in 2008 when compared to 2007.

            During the nine months ended September 30, 2008, we received $88.3 million from the sale of 15 properties.  We placed $23.6 million of these proceeds in a Section 1031 escrow, which were used to partially fund the acquisition of two properties located in the Richmond, Virginia metropolitan area, and we used $5.2 million of those proceeds to acquire the ground lessor’s interest in ground leases at six of the Affordable Housing properties that we sold.  The remaining sales proceeds were primarily used to prepay/defease $42.9 million of debt and for general corporate purposes.

            In March 2008, we increased the borrowing capacity on our unsecured revolving credit facility to $150.0 million from $100.0 million, extended the maturity date of this facility for an additional year to March 20, 2011, and modified certain financial covenants.

            We anticipate funding approximately $3.4 million for recurring, revenue enhancing and nonrecurring capital expenditures for the remainder of 2008.  These expenditures are expected to be funded from cash flow provided by operating activities and the sale of properties.

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

Off-Balance Sheet Investments and Financing Commitments.  At September 30, 2008, we had an investment in a joint venture that owns an Affordable Housing property that we manage.  Joint venture investments enable us to exercise influence over the operations of such properties and share in their profits, while earning additional fee income.  We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control this entity and are not required to consolidate it in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights."  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings/loss and cash contributions and distributions.  This joint venture property had negative cash flow during 2007 and is expected to have negative cash flow during 2008 as a result of operating expenses exceeding tenant rents and the housing assistance payments from HUD.  The joint venture partnership that owns this property has entered into a contract to sell it.  Our proportionate share of the debt on this property at September 30, 2008 was $2.1 million.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.

            In the following discussion, Same Community properties represent properties that we have owned during the entirety of the comparison periods.  For the three and nine month comparison periods, there were 48 and 46 Same Community properties, respectively.  For the three month comparison period, Acquired properties represent two properties acquired in April 2008.  For the nine month comparison period, Acquired properties represent two properties acquired in April 2008 and two properties acquired in June 2007.

            The net loss from continuing operations decreased $871,000 and $5.3 million during the three and nine month comparison periods, respectively.  This decrease was primarily due to property NOI increases and reductions in interest expense during 2008 in both comparison periods.  Property NOI for the acquisition properties increased $1.2 million and $5.8 million during the three and nine month comparison periods, respectively.  Property NOI for the Same Community properties increased $1.2 million and $3.1 million during the three and nine month comparison periods, respectively, primarily as a result of increased property revenues coupled with flat property operating expenses during both comparison periods.  These reductions to net loss from continuing operations were partially offset by increases in depreciation and amortization and general and administrative expenses during 2008 in both comparison periods.

            The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the three and nine months ended September 30, 2008, to the three and nine months ended September 30, 2007:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the nine months
	ended September 30, 2008		ended September 30, 2008
(In thousands)	to September 30, 2007		to September 30, 2007

Property revenue	$2,855	9.1%	$12,072	13.9%
Fees, reimbursements and other	(2,034)	(82.6)%	(7,000)	(83.6)%
Property operating and maintenance expense items:
Personnel	257	6.9%	1,160	11.3%
Real estate taxes and insurance	(260)	(5.3)%	734	5.7%
Utilities	130	7.6%	724	15.9%
Depreciation and amortization	1,140	13.5%	5,751	26.3%
Direct property management and service company expenses	(2,511)	(85.7)%	(8,589)	(87.6)%
General and administrative	1,205	48.9%	2,506	31.8%
Interest expense	(507)	(5.2)%	(3,483)	(11.3)%

            Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net collected rent per unit (gross potential rents less vacancies and concessions divided by total number of units).  This information is presented in the following tables for the three and nine months ended September 30, 2008 and 2007:

	Physical Occupancy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Same Community Properties:
Midwest	97.1%	96.2%	97.1%	96.2%
Mid-Atlantic/Southeast	93.0%	95.0%	93.7%	95.0%
Total Same Community	95.8%	95.8%	96.2%	95.9%
Acquired Properties	98.1%	N/A	93.6%	95.0%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Same Community Properties:
Midwest	$789	$751	$772	$737
Mid-Atlantic/Southeast	$1,020	$1,021	$1,061	$1,059
Total Same Community	$864	$838	$845	$820
Acquired Properties	$1,018	N/A	$976	$996

            Total property revenue increased in 2008 during both comparison periods primarily as a result of increases in revenue from the Acquired properties of $1.8 million and $9.1 million during the three and nine month comparison periods, respectively.  Property revenue for the Same Community segment increased $1.0 million and $2.9 million during the three and nine month comparison periods, respectively, primarily as a result of stable occupancy combined with rental rate increases and an overall reduction in concessions being offered.  The Midwest portfolio, which contains 68.0% and 75.0% of the Same Community units for the three and nine month comparison periods, respectively, was the primary contributor, as average net collected rents increased 5.0% and 4.6% for that portfolio during the three and nine month comparison periods, respectively, while the Mid-Atlantic/Southeast portfolio fluctuated less than 0.5% during each comparison period.

            Property operating and maintenance expenses.  Property operating and maintenance expenses for the Same Community segment decreased 1.0% and 0.3% during the three and nine month comparison periods, respectively, however total property operating and maintenance expenses increased in 2008 during both comparison periods primarily as a result of the addition of expenses relating to the Acquired properties.

            Fees, reimbursements and other revenue.  The management and service operations recognized a decrease of $411,000 and $1.5 million in fee revenue in 2008 for the three and nine month comparison periods, respectively, primarily as a result of the loss of management fee revenue associated with our exit from the Affordable Housing fee management business at the end of 2007 and the resulting reduction of properties managed for third party owners.  Reimbursement of expense from managed properties decreased $1.6 million and $5.5 million in 2008 for the three and nine month comparison periods, respectively, also as a result of the reduction of the number of properties managed.  This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Direct property management expenses".

            Depreciation and amortization.  Depreciation and amortization expense increased in 2008 primarily due to the addition of the Acquired properties.  As a result of the June 2007 and April 2008 acquisitions, we recorded intangible assets totaling $3.2 million in 2007 and $3.4 million in 2008 which are being amortized over 12 to 16 month periods.

            Direct property management and service company expenses.  Direct property management and service company expenses decreased in 2008 as a result of the reduction in the number of properties managed for third party owners.  The reimbursement of expenses from the managed properties decreased, as noted above, in 2008 during both comparison periods.  However, this reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Fees, reimbursements and other" revenue.  Additionally, service company expenses, which represent the portion of general and administrative expense that relates to the management of third party owned properties, decreased $883,000 and $3.0 million in 2008 for the three and nine month comparison periods, respectively, due to the reduction in the number of properties managed.

            General and administrative expense.  General and administrative expense increased in 2008 during both comparison periods primarily as a result of the reduction in costs allocated to "Direct property management and service company expenses" during both comparison periods, as noted above, and an increase in directors' compensation expense in 2008 of $597,000 and $578,000 during the three and nine month comparison periods, respectively, primarily as a result of valuation adjustments of their deferred compensation based upon the closing price of our common shares at the end of each period.  These increases were partially offset by decreases in payroll related costs in 2008 of $257,000 and $602,000 during the three and nine month comparison periods, respectfully, primarily as a result of our exit from the affordable housing fee management business in 2007.

            Interest expense.  Interest expense decreased in 2008 during the three month comparison period primarily as a result of decreased borrowings on our revolver, which was partially offset by interest expense for loans associated with the addition of the acquired properties.  Interest expense decreased in 2008 during the nine month comparison period primarily due to defeasance/prepayment costs recognized in 2007 of $4.2 million.  After removing the effect of the 2007 defeasance/prepayment costs, interest expense increased $527,000 during the nine month comparison period primarily due to interest expense for loans associated with the addition of the acquired properties, which were offset by a reduction of interest expense associated with our revolver due to decreased borrowings on the revolver during 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to interest rate changes associated with variable rate debt as well as refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at September 30, 2008 and 2007, an interest rate change of 100 basis points would impact interest expense approximately $495,000 and $810,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more complete discussion of interest rate sensitive assets and liabilities.

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

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

                  See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2008

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
July 1 through
July 31	-	$-	-	$5,949
August 1 through
August 31	183	14.37	-	5,949
September 1 through
September 30	3	14.74	-	5,949
Total	186	$14.37	-

            On July 27, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common shares.  On October 20, 2006, our Board of Directors expanded this authorization to include the repurchase of our Class B Series II Preferred Shares.  For additional information regarding preferred share repurchases, see Notes 6 and 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.  Additionally, we have a policy which allows employees to pay their portion of the payroll taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.

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

Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

10.14	Agreement of Purchase and Sale dated August 31, 2007 between River Forest Properties, LLC, and Associated Estates Realty Corporation.	Exhibit 10.14 to Form 10-Q filed August 5, 2008.

10.15	Agreement of Purchase and Sale dated August 31, 2007 between Belvedere Properties, LLC, and Associated Estates Realty Corporation.	Exhibit 10.15 to Form 10-Q filed August 5, 2008.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

 SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 4, 2008	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

