Form 10-K
period 2008-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2009-02-25
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Address of principal executive offices)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, without par value	New York Stock Exchange, Inc.
Nasdaq Global Market

Depositary Shares, each representing 1/10 of a Share of 8.70% Class B	New York Stock Exchange, Inc.
Series II Cumulative Redeemable Preferred Shares, without par value	Nasdaq Global Market

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

Large accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $148.6 million as of June 30, 2008.

The number of Common Shares outstanding as of February 13, 2009 was 16,557,221.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

            Except as the context otherwise requires, all references to "we", "our", "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

            We are a self-administered and self-managed equity real estate investment trust ("REIT").  We are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Market ("NASDAQ") under the ticker symbol "AEC".  Our headquarters is located at 1 AEC Parkway in Richmond Heights, Ohio.  The headquarters is comprised of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which we own under a long-term lease.

            We are a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, management, disposition, operation and ownership activities.  We own two taxable REIT subsidiaries that provide management and other services to us and to third parties (collectively the "Service Companies").  As of December 31, 2008, our property portfolio consisted of: (i) 50 owned apartment communities containing 12,672 units in eight states, (ii) three apartment communities that we manage for third party owners consisting of 616 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.  See Item 2 for a state-by-state listing of our portfolio.  In January 2009, we completed the sale of a 96-unit property located in Northeast Ohio.  Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, which include but are not limited to, separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained separately and apart from any other person or entity; the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, and an Operating Partnership structured as a DownREIT, of which we own 97.4%.

BUSINESS SEGMENTS

            We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We previously reported a fourth segment, Affordable Housing Multifamily Properties; however, during the first half of 2008, all of our wholly owned Affordable Housing properties were sold.  Therefore, the financial information at December 31, 2008, and all prior periods for all of the previously wholly owned Affordable Housing properties are reported as discontinued operations in the Acquisition/Disposition Multifamily Properties segment.  We have identified our reportable segments based upon how management makes decisions regarding resource allocation and performance assessment.  All of our segments are located in the United States.

            See Note 16 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for the segment financial information.

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

            Same Community.  The Same Community properties are wholly owned multifamily properties that we have owned for the entirety of the comparison periods.

             Management and Service Operations.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates.

OPERATING STRATEGY AND BUSINESS OBJECTIVES

            See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of our 2009 outlook and strategy.

            Acquisition/Disposition.  Our acquisition/disposition strategy is to systematically migrate portions of our older Midwest portfolio to newer properties in higher growth markets primarily located in the coastal and sunbelt areas and to reduce and/or maintain our exposure to any one metro area to a specified percentage of total property net operating income.  We may also consider opportunistic sales of properties in any market, including any property located in our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on equity and increased cash flow when invested in other properties or used to reduce debt or repurchase our shares.  We expect to continue to sell non-core properties located in the Midwest while evaluating potential acquisition opportunities.  During 2008, we sold 15 properties totaling 2,206 units located in Northeast Ohio, 11 of which were Affordable Housing properties.  In addition, a joint venture in which we were a 50.0% partner, sold the 108-unit Affordable Housing property that it owned, completing our divestiture of all ownership interests in the Affordable Housing business.  In January 2009, we sold a 96-unit property, which was also located in Northeast Ohio.  During 2008, we acquired two properties located in the Richmond, Virginia metropolitan area totaling 536 units and a 5.92 acre undeveloped land parcel located adjacent to one of those properties.

            Property Operations.  We operate in many different markets and submarkets.  Each of these markets may have economic characteristics that differ from other markets, and as a result, the degree to which we can maintain or increase rents varies between markets.  However, our goal is to maximize property net operating income in all of our markets through a combination of adjusting rents to reflect continuously changing market conditions and by continual efforts to contain controllable operating expenses.  We constantly monitor our markets. We attempt to provide superior resident services. We increasingly employ the Internet and other advancements in technology and we are always seeking new ancillary revenue producing programs.  Our AEC Academy for Career Development provides training and support for our employees, which helps us to better provide trained, quality personnel at our communities.  We attempt to control operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through investments in capital projects and preventative maintenance.

            Fee Management/Advisory Business.  We have significantly reduced our reliance on this portion of the business and we expect this trend to continue.

            Financing and Capital.  Our strategy is to reduce the overall cost of debt, increase the value of unencumbered assets, and maintain sufficient liquidity to execute our operating and acquisition strategies.  We attempt to stagger debt maturities to allow for greater flexibility in the repayment or refinancing in advance of upcoming maturities.  Proceeds received from new debt, debt refinancing, property sales are invested based upon the expected return and the impact on our balance sheet.  During 2008, we continued to focus on lowering our cost of debt through financing, refinancing and defeasing/prepaying debt.  The weighted average interest rate on our fixed rate debt was 6.5% at December 31, 2008, compared to 6.7% at December 31, 2007, and our weighted average interest rate on our total debt was 6.1% at December 31, 2008, compared to 6.7% at December 31, 2007.

            In 2008, we increased our unsecured revolving credit facility to $150.0 million from $100.0 million.  This credit facility provides enhanced financial flexibility in a dislocated credit market and the opportunity to capitalize on strategic acquisitions with no financing contingencies.

            During 2008, we repurchased 278,000 of our preferred depositary shares at an aggregate cost of $4.7 million.  The average repurchase cost of $16.77 per share represents a discount of $8.23 per share or 32.9% on the liquidation preference value of $25.00 per share.

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

EMPLOYEES

            On February 13, 2009, we employed approximately 380 people.  Satisfactory relations have generally prevailed between our employees and us.

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

I.          We are subject to risks inherent in the ownership of real estate.  We own and manage multifamily apartment communities that are subject to varying degrees of risk generally incident to the ownership of real estate.  Our financial condition, the value of our properties and our ability to make distributions to our shareholders will be dependent upon our ability to operate our properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

•

changes in the economic climate in the markets in which we own and manage properties, including interest rates, our ability to consummate the sale of properties pursuant to our current plan, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

•	the ability to refinance debt on favorable terms at maturity;
•	the ability to defease or prepay debt pursuant to our current plan;
•	risks of a lessening of demand for the multifamily units that we own or manage;
•	competition from other available multifamily units and changes in market rental rates;
•	increases in property and liability insurance costs;
•	unanticipated increases in real estate taxes and other operating expenses;
•	weather conditions that adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
•	inability to control operating expenses or achieve increases in revenue;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;
•	catastrophic property damage losses that are not covered by our insurance;
•	the ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as environmental liabilities, among others;
•	changes in or termination of contracts relating to third party management and advisory business; and
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

            We are dependent on rental income from our multifamily apartment communities.  If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders may be adversely affected.

            Our multifamily apartment communities are subject to competition.  Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  In certain markets, such as Florida, failed condominium conversions or properties originally developed as condominiums are reverting to apartment rentals, creating increasing competition in those markets.  Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

            The properties we own are concentrated in Ohio, Michigan, Georgia, Florida, Indiana, Virginia, Maryland, and Pennsylvania.  As of December 31, 2008, approximately 32%, 23%, 14%, 10%, 7%, 6%, 5% and 3% of the units in properties we own were located in Ohio, Michigan, Georgia, Florida, Indiana, Virginia, Maryland, and Pennsylvania, respectively.  Our performance, therefore, is linked to economic conditions and the market for available rental housing in the sub-markets in which we operate.  The decline in the market for apartment housing in the various sub-markets in Ohio, Michigan, where 55% of our units are located, or to a lesser extent the sub-markets in the other states, may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

             Our insurance may not be adequate to cover certain risks.  There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, acts of war and terrorist attacks that may be uninsurable, are not economically insurable, or are not fully covered by insurance.  Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance.  Other risks are subject to various limits, sublimits, deductibles and self insurance retentions, which help to control insurance costs, but which may result in increased exposures to uninsured loss.  Any such uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

            Debt financing could adversely affect our performance.  Thirty-two of our fifty properties are encumbered by project specific, non-recourse, and except for five properties, non-cross-collateralized mortgage debt.  There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest.  We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness.  If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.

            Real estate investments are generally illiquid, and we may not be able to sell our properties when it is economically or strategically advantageous to do so.  Real estate investments generally cannot be sold quickly, and our ability to sell properties may be affected by market conditions.  We may not be able to further diversify or vary our portfolio in accordance with our strategies or in response to economic or other conditions.  In addition, provisions of the Internal Revenue Code, as amended (the "Code") limit the ability of a REIT to sell its properties in some situations when it may be economically advantageous to do so, thereby potentially adversely affecting our ability to make distributions to our shareholders.

            Our access to corporate public bond markets is limited.  Substantially all of our current debt is either secured or bank debt under our revolving credit facility because of our limited access to corporate public bond markets.

            Litigation may result in unfavorable outcomes.  Like many real estate operators, we are frequently involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations.  Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred.

            Our financial results may be adversely impacted if we are unable to sell properties and employ the proceeds in accordance with our strategic plan.  Our ability to pay down debt, reduce our interest costs, and acquire properties is impacted by our ability to sell the properties we have selected for disposition at the prices and within the deadlines established for each respective property.  Moreover, if we are unable to acquire properties at prices consistent with our investment criteria, we may reduce or discontinue property sales.

            The costs of complying with laws and regulations could adversely affect our cash flow.  Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA.  The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities that are open to the public.  In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990, to be accessible to the handicapped.  Other laws also require apartment communities to be handicap accessible.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants.  We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments.

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

II.         We impose stock ownership limitations.  With certain limited exceptions, our Second Amended and Restated Articles of Incorporation, as amended and supplemented to date, prohibit the ownership of more than 4.0% of the outstanding common shares and more than 9.8% of the shares of any series of any class of our preferred shares by any person, unless we grant a waiver.  Absent such a waiver, any shares owned in excess of such ownership limit are subject to repurchase by us and to other consequences as set forth in our Amended and Restated Articles of Incorporation. All shares of stock issued by the Company are subject to the following restrictions, whether such shares are in certificated or uncertificated form:

            "The Common Shares represented by this certificate are subject to restrictions on transfer for the purpose of preserving the Corporation’s status as a Real Estate Investment Trust under the Internal Revenue Code of 1986, as amended.  Subject to certain provisions of the Corporation’s Amended and Restated Articles of Incorporation, no Person may Beneficially Own Common Shares in excess of 4.0% of the outstanding Common Shares of the Corporation (unless such Person is an Existing Holder) and no Person (other than an Existing Holder who Constructively Owns in excess of 9.8% of the Common Shares immediately following the consummation of the Initial Public Offering) may Constructively Own Common Shares in excess of 9.8% of the outstanding Common Shares of the Corporation.  Any Person who attempts to Beneficially Own or Constructively Own Common Shares in excess of the above limitations must immediately notify the Corporation.  All capitalized terms in this legend have the meanings defined in the Corporation’s Amended and Restated Articles of Incorporation, a copy of which, including the restrictions of transfer, will be sent without charge to each shareholder who so requests.  If the restrictions on transfer are violated, certain of the Common Shares represented may be subject to repurchase by the Corporation on the terms and conditions set forth in the Corporation’s Amended and Restated Articles of Incorporation."

            We also have a shareholders rights plan, which may be triggered if any person or group becomes the beneficial owner of, or announces an offer to acquire 15.0% or more of our common shares.  We are domiciled in the State of Ohio, where various state statutes place certain restrictions on takeover activity.  These restrictions are likely to have the effect of precluding acquisition of control of us without our consent even if a change in control is in the interests of shareholders. All shares of stock issued by the Company include the following reference to such shareholders rights agreement whether such shares are in certificated or uncertificated form:

            "This certificate also evidences and entitles the holder hereof to certain Rights as set forth in an Amended and Restated Shareholder Rights Agreement between Associated Estates Realty Corporation, an Ohio corporation (the "Company"), and National City Bank, a national banking association, as rights agent (the "Rights Agent"), dated as of December 30, 2008 (as amended, supplemented or otherwise modified from time to time, the "Rights Agreement"), the terms of which are incorporated by reference herein and a copy of which is on file at the principal offices of the Company and the stock transfer administration office of the Rights Agent.  The Company will mail a copy of the Rights Agreement without charge to the holder of this certificate within five days after the receipt of a written request therefor.  Under certain circumstances, as set forth in the Rights Agreement, the Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate.  The Company may redeem the Rights at a redemption price of $0.01 per Right, subject to adjustment, under the terms of the Rights Agreement.  Under certain circumstances, Rights issued to or held by Acquiring Persons or by any Affiliates or Associates thereof (as defined in the Rights Agreement), and any subsequent holder of such Rights, may become null and void.  The Rights are not exercisable, and are void so long as held, by a holder in any jurisdiction where the requisite qualification to the issuance to such holder, or the exercise by such holder, of the Rights in such jurisdiction has not been obtained."

III.        We may fail to qualify as a REIT and our shareholders may incur tax liability as a result.  Commencing with our taxable year ending December 31, 1993, we have operated in a manner so as to permit us to qualify as a REIT under the Code, and we intend to continue to operate in such a manner.  Although we believe that we will continue to operate as a REIT, no assurance can be given that we will remain qualified as a REIT.  If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Unless we are entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost.  As a result, the cash available for distribution to our shareholders could be reduced or eliminated for each of the years involved.

IV.        We are subject to control by our directors and officers.  Our directors and executive officers and some members of their respective families owned approximately 15.0% of our outstanding common shares as of December 31, 2008.  Accordingly, those persons have substantial influence over us and the outcome of matters submitted to our shareholders for approval.

V.         We depend on our key personnel.  Our success depends to a significant degree upon the continued contribution of key members of our management team, who may be difficult to replace.  The loss of services of these executives could have a material adverse effect on us.  There can be no assurance that the services of such personnel will continue to be available to us.  Our Chairman of the Board, President and Chief Executive Officer, Mr. Jeffrey I. Friedman, is a party to an employment agreement with us.  Other than Mr. Friedman, the Company does not have employment agreements with key personnel.  We do not hold key-man life insurance on any of our key personnel.

Item 1B.  Unresolved Staff Comments

            None.

Item 2.  Properties

            Our Portfolio.  The following table represents our portfolio as of December 31, 2008, which consists of properties we owned, directly or indirectly, and properties we manage.

	Total Number	Total Number
	of Properties	of Units

Wholly Owned Properties:
Same Community Properties:
Baltimore/Washington	3	667
Florida	4	1,272
Georgia	3	874
Indiana	3	836
Michigan	11	2,888
Ohio	20	3,924
Pennsylvania	1	468
	45	10,929
Acquisition Properties:
Georgia	1	843
Virginia	3	804
Held For Sale Properties:
Ohio (a)	1	96

Total wholly owned properties	50	12,672

Managed for Pension Fund Clients:
Colorado	1	258

Managed for Other Third Parties:
Ohio	2	358

Total managed properties	3	616

Total Portfolio	53	13,288

Other Properties:		Units/Sq. Ft.
Asset Managed for Third Parties:
Multifamily:
Texas	1	186
Commercial:
California	1	145,000
	2

(a)	We completed the sale of this property on January 9, 2009.

	Total Number	Age of Owned
	of Units	Properties(b)
Wholly Owned Properties:
Same Community Properties:
Baltimore/Washington
Annen Woods	131	21
Hampton Point	352	22
Reflections	184	23
	667
Florida
Courtney Chase	288	5
Cypress Shores	300	17
Vista Lago	316	5
Windsor Pines	368	10
	1,272
Georgia
Cambridge at Buckhead	168	13
The Falls	520	22
Morgan Place	186	19
	874
Indiana
Residence at White River	228	17
Steeplechase	264	10
Waterstone Apartments	344	11
	836
Michigan
Arbor Landings	328	9
Aspen Lakes Apartments	144	27
Central Park Place	216	20
Country Place Apartments	144	19
Clinton Place Apartments	202	20
Georgetown Park Apartments	480	9
Oaks at Hampton	544	20
The Landings at the Preserve	190	17
Spring Brook Apartments	168	20
Spring Valley Apartments	224	21
Summer Ridge	248	17
	2,888
Ohio
St. Andrews at Little Turtle	102	21
Barrington	288	9
Bedford Commons	112	21
Bradford at Easton	324	12
Heathermoor	280	19
Kensington Grove	76	13
Lake Forest	192	14

(b)	Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2008.

	Total Number	Age of Owned
	of Units	Properties(b)
Ohio (Continued)
Mallard's Crossing	192	18
Muirwood Village at Bennell	164	20
Perimeter Lakes	189	16
Remington Place	234	18
Residence at Christopher Wren	264	15
Residence at Turnberry	216	17
Saw Mill Village	340	21
Sterling Park	128	14
Village at Avon	312	7
Westchester Townhomes	136	19
Western Reserve	108	10
Westlake Townhomes	7	23
Williamsburg Townhomes	260	18
	3,924
Pennsylvania
Chestnut Ridge	468	22

Acquisition Properties:
Georgia
Idlewylde	843	7
Virginia
The Alexander at Ghent	268	2
The Belvedere	296	3
River Forest	240	2
	804

Held For Sale Properties:
Ohio
Bay Club(a)	96	18

Total wholly owned properties	12,672	14

			Anticipated
	Location	Acres	Completion

Undeveloped Land Parcels:
Aspen Lakes	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve	Battle Creek, MI	4.3	On Hold
River Forest	Richmond, VA	5.9	2009
Westlake	Westlake, OH	39.0	On Hold
Wyndemere	Franklin, OH	10.0	On Hold
Total undeveloped land parcels		78.7

(a)	We completed the sale of this property on January 9, 2009.
(b)	Age of property is determined by subtracting the year the property was built or the year the property was rehabilitated from 2008.

            Indebtedness Encumbering the Properties.  We have financed, and in many cases refinanced, the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness.  At December 31, 2008, 18 of the 50 wholly owned properties were unencumbered, 25 properties were encumbered by conventional mortgages, five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans, and two properties were encumbered by federally insured mortgages.

Item 3.  Legal Proceedings

            For information concerning current legal proceedings, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

            The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	57	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	42	Vice President, Treasurer and Chief Financial Officer

Martin A. Fishman	67	Vice President, General Counsel and Secretary

John T. Shannon	47	Senior Vice President, Operations

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

            John T. Shannon joined the Company in 2004 as Senior Vice President, Operations.  Mr. Shannon had previously held the position of Vice President of Operations at The Shelter Group and has 19 years of property management experience.

            In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:

Michelle B. Creger joined the Company in 2009 as Vice President, Associate General Counsel.  Ms. Creger was previously the Vice President of Human Resources at U-Store-It Trust, and has also worked for American Greetings Corporation and McDonald Hopkins, a major Cleveland law firm.  She earned her law degree from Case Western Reserve University School of Law and a Bachelor's degree in Economics from Creighton University.  Ms. Creger has over 26 years of legal experience and is 53 years old.

            Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing.  Mr. Duffy plays a key role in our diversification plan by assisting in identifying markets for asset acquisitions and dispositions.  In addition, he is responsible for developing property-specific marketing plans and strategies to assist in maximizing top line revenue growth for our properties, while also assisting with pricing and positioning strategies.  Mr. Duffy previously held the position of Senior Vice President of Marketing at The Shelter Group.  He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University.  Mr. Duffy has over 22 years of experience in the real estate industry and is 47 years old.

            Daniel E. Gold joined the Company in 2009 as Vice President of Human Resources.  Mr. Gold previously served as the Director of Corporate Human Resources for Falcon Transport and has also worked for Rockwell Automation, Cap Gemini and Bailey Controls.  Mr. Gold is responsible for the oversight of all Human Resource functions, including employee development, compensation, benefits, recruiting and payroll.  Mr. Gold has a Bachelor's of Science degree in Communications from Ohio University, and is a member of both the Ohio Human Resource Planning Society and the Society for Human Resource Management.  Mr. Gold has over 15 years of Human Resources experience and is 40 years old.

            Kimberly Kanary joined the Company in 2008 as Vice President of Corporate Communications.  She is responsible for strategic, integrated internal and external communications, as well as investor relations.  Ms. Kanary had previously worked at the Company as Manager of Corporate Communications and Investor Relations, prior to joining National City Bank as Assistant Vice President, Retail Communications.  She is a graduate of Baldwin-Wallace College and holds a Master's degree in Communications from Bowling Green State University.  Ms. Kanary has eight years of experience in Corporate Communications and is 28 years old.

            Miria C. Rabideau joined the Company in 1994 as a Property Manager, and was promoted to Regional Manager in 2003.  During 2006, she was promoted to Regional Vice President.  Ms. Rabideau is responsible for properties in Colorado, Indiana, Michigan, and Northeast Ohio.  Ms. Rabideau has 16 years of asset and property management experience. She has a Bachelor's degree from Michigan State University and is 39 years old.

            Beth L. Stoll joined the Company in 2004 as a Regional Vice President, and was promoted to Vice President of Operations during 2006.  She is responsible for properties in Georgia, Maryland, Florida, Virginia, Central Ohio and Pennsylvania.  Ms. Stoll is also responsible for the AEC Academy for Career Development, which provides training and support for our employees.  Ms. Stoll previously held the position of Regional Vice President at The Shelter Group.  Ms. Stoll has over 21 years of property management experience and is 53 years old.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NYSE and NASDAQ under the trading symbol "AEC".  The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the NYSE (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2008		2007		2008	2007
	High	Low	High	Low
First Quarter	$12.16	$8.30	$16.95	$13.95	$0.17	$0.17
Second Quarter	13.47	10.71	15.74	14.14	0.17	0.17
Third Quarter	14.88	10.97	15.95	12.26	0.17	0.17
Fourth Quarter	13.06	6.35	14.06	9.44	0.17	0.17
					$0.68	$0.68

            On February 13, 2008, there were approximately 844 holders of record and approximately 5,140 beneficial owners of our common shares.

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

            As previously announced, in December 2008, our Board of Directors authorized the repurchase of up to $25.0 million of our common and/or preferred shares.  This authorization is in addition to the $1.3 million remaining on our $50.0 million authorization, which was originally approved by our Board of Directors in July 2005 and October 2006.  Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.  The following table sets forth our repurchase activities for the fourth quarter of 2008.

Issuer Purchases of Equity Securities for the Three Months Ended December 31, 2008
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That May
	Total Number	Average	As Part of	Yet Be Purchased Under
	of Shares	Price Paid	Publicly Announced	the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
October 1 through October 31:
Preferred depositary shares	199,900	$17.09	199,900	$2,532

November 1 through November 30:
Common shares	175	7.74	-	2,532
Preferred depositary shares	76,900	15.93	76,900	1,307

December 1 through December 31:
Preferred depositary shares	1,200	15.86	1,200	26,288

Total Common shares	175	$7.74	-

Total Preferred depositary shares	278,000	$16.77	278,000

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

	Year Ended December 31,
(In thousands, except per share, unit count and net collected rent amounts)	2008	2007	2006	2005	2004
Operating Data:
Revenue
Property revenue	$132,089	$117,705	$106,597	$98,745	$91,846
Management and service operations:
Fees, reimbursements and other	1,784	10,990	11,689	11,723	13,400
Painting services	1,010	2,218	1,078	1,094	6,147
Total revenue	134,883	130,913	119,364	111,562	111,393

Total expenses	(109,499)	(107,249)	(98,691)	(92,699)	(89,701)

Interest income	135	430	652	602	297
Interest expense	(36,489)	(40,131)	(46,808)	(35,274)	(32,067)

(Loss) income before gain on disposition of investment,
equity in net income (loss) of joint ventures, minority interest,
and income from discontinued operations	(10,970)	(16,037)	(25,483)	(15,809)	(10,078)
Gain on disposition of investment	-	-	-	150	-
Equity in net income (loss) of joint ventures	1,502	(258)	(462)	(644)	(923)
Minority interest in operating partnership	(53)	(53)	(61)	(63)	(63)
(Loss) income from continuing operations	(9,521)	(16,348)	(26,006)	(16,366)	(11,064)
Income from discontinued operations:
Operating (loss) income	(1,054)	5,649	(1,066)	4,036	4,706
Gain on disposition of properties	45,202	20,864	54,093	48,536	9,682
Income from discontinued operations	44,148	26,513	53,027	52,572	14,388
Net income	34,627	10,165	27,021	36,206	3,324
Preferred share dividends	(4,655)	(4,924)	(5,046)	(5,130)	(5,805)
Original issuance costs related to
repurchase/redemption of preferred shares	(143)	(58)	-	(2,163)	-
Discount/(premium) on preferred share repurchase	2,289	(114)	-	-	-
Net income (loss) applicable to common shares	$32,118	$5,069	$21,975	$28,913	$(2,481)

Earnings per common share - Basic and Diluted:
(Loss) income from continuing operations applicable to
common shares	$(0.74)	$(1.27)	$(1.82)	$(1.23)	$(0.87)
Income from discontinued operations	2.72	1.57	3.11	2.74	0.74
Net income (loss) applicable to common shares	$1.98	$0.30	$1.29	$1.51	$(0.13)

Weighted average number of common shares outstanding	16,262	16,871	17,023	19,162	19,519

Dividends declared per common share	$0.68	$0.68	$0.68	$0.68	$0.68

16

	2008	2007	2006	2005	2004
Cash flow data:
Cash flow provided by operations	$24,665	$28,962	$17,912	$24,376	$32,935
Cash flow provided by (used for) investing activity	41,051	(38,610)	73,935	4,421	(12,745)
Cash flow (used for) provided by financing activity	(63,714)	(18,813)	(101,570)	(50,798)	37,332

Balance Sheet Data at December 31:
Real estate assets, net	$673,848	$659,586	$591,520	$645,937	$665,268
Total assets	699,896	686,796	648,829	719,242	762,917
Total debt	557,481	556,695	498,634	573,570	557,279
Total shareholders' equity	105,621	89,786	112,051	108,980	163,590

Other Data:
Net operating income (a) (c)	$76,083	$64,207	$57,378	$53,618	$53,405
Total properties (at end of period) - includes joint ventures	50	64	66	74	76

Total multifamily units (at end of period) - includes joint ventures	12,672	14,450	15,355	17,395	17,854
Average monthly net collected rent per unit	$858	$815	$750	$689	$671
Physical occupancy (b)	93.0%	94.1%	94.5%	92.9%	91.7%

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

(b)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(c)	Reconciliation of NOI to net income:

	Year Ended December 31,
(In thousands)	2008	2007	2006	2005	2004

Net operating income	$76,083	$64,207	$57,378	$53,618	$53,405
Depreciation and amortization	(36,930)	(30,216)	(26,865)	(26,756)	(23,942)
General and administrative expense	(13,769)	(10,327)	(9,840)	(7,999)	(7,771)
Interest income	135	430	652	602	297
Interest expense	(36,489)	(40,131)	(46,808)	(35,274)	(32,067)
Gain on disposition of investment	-	-	-	150	-
Equity in net gain (loss) of joint ventures	1,502	(258)	(462)	(644)	(923)
Minority interest in operating partnership	(53)	(53)	(61)	(63)	(63)
Income from discontinued operations:
Operating (loss) income	(1,054)	5,649	(1,066)	4,036	4,706
Gain on disposition of properties	45,202	20,864	54,093	48,536	9,682
Income from discontinued operations	44,148	26,513	53,027	52,572	14,388
Net income	$34,627	$10,165	$27,021	$36,206	$3,324

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2009 performance, which is based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects", "projects", "believes", "plans", "anticipates", and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, which could cause actual results to differ from estimates or projections contained in these forward-looking statements.  For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A.

            Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 97.9% of our consolidated revenue for the year ended December 31, 2008.

            The operating performance of our properties is affected by general economic trends including but not limited to factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by the access to and cost of capital.

            Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors to adapt to changing market conditions, thus allowing us to maximize rental revenue.  Indicators that we use in measuring these factors include physical occupancy and net rents.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property NOI to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, which has the largest impact of all of our sources of income and expense on our financial condition and operating results.  See Note 16 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information regarding property NOI and total NOI, in addition to a reconciliation of total NOI to consolidated net income in accordance with accounting principals generally accepted in the United States of America ("GAAP").

            We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We previously reported a fourth segment, Affordable Housing Multifamily Properties; however, during the first half of 2008, all of our wholly owned Affordable Housing properties were sold.  Therefore, the financial information at December 31, 2008, and all prior periods for all of the previously wholly owned Affordable Housing properties are reported as discontinued operations in the Acquisition/Disposition Multifamily Properties segment.  We have identified our reportable segments based upon how management makes decisions regarding resource allocation and performance assessment.

            Our Same Community portfolio consists of 45 properties containing 10,929 units and accounted for 86.9% of total property revenue in 2008 and 85.6% of our property NOI.  During 2008 NOI for the Same Community portfolio increased 5.4%.  This growth was due to an increase of 8.6% for our Midwest portfolio, while our Mid-Atlantic/Southeast portfolio decreased 0.4%.  In 2009, at the midpoint of our guidance, we expect Same Community NOI to decline approximately 1.8% compared to 2008.

            We intend to continue divesting non-core Midwest properties so long as we can do so at our target prices.  We also intend to continue to evaluate potential property acquisitions in higher growth markets that we have identified and to acquire properties when our investment criteria warrant a new acquisition.  We may also consider selling assets in any market, including the Mid-Atlantic and Southeast markets, where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide over time a significantly greater return on equity or an increase in cash flow.

            We are also focused on reducing overall interest charges on our borrowings, which at December 31, 2008, had a weighted average rate of 6.1%.  We plan to accomplish this goal by using a portion of any sale proceeds to pay off debt or refinance existing debt with new debt at lower interest rates.

            In order to maximize property NOI, we plan to continue to focus our efforts on improving revenue, controlling costs and realizing operational efficiencies at the property level, both regionally and portfolio-wide.

            2009 Expectations:

•

Portfolio performance - At the midpoint of our guidance, we expect Same Community property NOI to decrease 1.8% in 2009 and we expect property revenue to remain relatively flat while property operating expenses increase 2.5% compared to 2008.

•

Property acquisitions and sales - We plan to acquire approximately $80.0 million of properties, while disposing of approximately $80.0 million of properties.  We also plan to develop 60 units on land adjacent to one of our properties in the Richmond, Virginia metropolitan area, for an approximate cost of $7.0 million.

•	Defeasance and other prepayment costs - We expect net defeasance/prepayment costs to be approximately $1.4 million to defease/prepay or refinance debt during 2009.

            Forecast Qualification.  The uncertainties caused by the current economic turndown and the unprecedented financial crisis complicate our ability to forecast future performance and disposition/acquisition activity. We believe that the apartment industry is better situated to weather the recession and financial crisis than other real estate sectors, because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays and because government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide needed financing and refinancing credit facilities, which are otherwise unavailable to other commercial real estate sectors. However, our 2009 expectations may be adversely impacted if recessionary forces accelerate or Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry.

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

            A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer.  As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a TRS that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants.  However, no more than 20.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's.  The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations.  We have elected TRS status for all of our Service Companies.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash in the past three years are summarized as follows:

            Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2008	2007	2006
Net cash provided by operating activities	$24,665	$28,962	$17,912
Fixed assets:
Property/land acquisitions, net	(34,604)	(70,547)	(256)
Net property disposition proceeds	88,347	46,478	87,038
Recurring, revenue enhancing and non-recurring capital expenditures	(12,692)	(12,300)	(12,526)
Debt:
Decrease in mortgage notes	(45,716)	(3,939)	(74,937)
Increase in revolver borrowings	1,500	20,000	-
Cash dividends and operating partnership distributions paid	(15,813)	(16,554)	(16,872)
Purchase of preferred and/or treasury shares	(4,882)	(16,861)	(10,258)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the revolver and proceeds from property sales.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Our debt repayment obligations are relatively modest.  We have four mortgage loans totaling approximately $72.2 million maturing in 2009.  In February 2009, we repaid two of those loans totaling $45.0 million with $35.2 million of proceeds from two new mortgage loans and $9.8 million of borrowings on our revolver.  We have a mortgage loan commitment in the amount of $17.3 million which we plan to use toward the refinancing of a third loan maturing this year.  We will utilize our revolver to repay all other debt maturing in 2009.  Our revolver matures March 11, 2011.

            We anticipate that cash flow provided by operations for 2009 will be adequate to fund our cash needs other than the debt repayments described above and $7.0 million required to develop our 60-unit expansion of one of our Richmond, Virginia properties.  We intend to fund the development with borrowings on our revolver.

            Cash flow provided by operations decreased in 2008 compared to 2007 primarily due to a reduction in accrued real estate taxes and funds held for managed properties in 2008 compared to 2007.  This decrease was partially offset by increased cash flow from property operations in 2008 when compared to 2007.

            The increase in cash provided by operations in 2007 compared to 2006 was primarily due to an increase in property revenues provided mainly by two properties acquired in June 2007 and a reduction in defeasance and other prepayment costs incurred in 2007 compared to 2006.  This increase in cash flow was partially offset by changes in accounts payable and accounts receivable resulting from the timing of cash payments.

            During 2008, we received net proceeds of $88.3 million from the sale of 15 properties.  $30.5 million of those proceeds were used to partially fund the acquisition of two properties located in the Richmond, Virginia metropolitan area and $5.2 million of those proceeds were used to acquire the ground lessor’s interest in ground leases at six Affordable Housing properties, which ground leases we needed to acquire in order to complete the sale of those properties.  $42.9 million of these proceeds were used to repay and/or defease debt, $3.8 million was used to fund revenue enhancing/non-recurring fixed asset additions, and the remaining $5.9 million was used for other general corporate purposes.

            In March 2008, we increased the borrowing capacity on our unsecured revolving credit facility to $150.0 million from $100.0 million, extended the maturity date of this facility for an additional year to March 20, 2011, and modified certain financial covenants.

            Shelf Availability.  In November 2008, we filed a new shelf registration statement with the Securities and Exchange Commission relating to possible offerings, from time to time, of debt securities, preferred shares, depositary shares, common shares and common share warrants.  This registration statement replaced the shelf registration statement that expired in December 2008.  Securities offerings up to $214.7 million would be available under the new shelf registration statement once approved by the SEC.  The new shelf registration would expire three years from its effective date.  However, until the capital markets improve, it is unlikely that we will be in a position to issue securities under this registration statement.  Moreover, major modifications to the shelf registration debt covenants contained in the indenture, currently in place, would be necessary before the issuance of any debt securities under the shelf registration.

            Liquidity:  Normal Business Operations.  We anticipate that we will meet our normal business operations and liquidity requirements for the upcoming year generally through net cash provided by operations.  We believe that if net cash provided by operations is below projections, other sources, such as the revolver, secured and unsecured borrowings, and property sales proceeds are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.

            Liquidity:  Non-Operational Activities.  Sources of cash available for paying down debt, acquiring properties or buying back our shares are expected to be provided primarily by property sale proceeds, refinancings and from the revolver

           Long-Term Contractual Obligations.  The following table summarizes our long-term contractual obligations at December 31, 2008, as defined by Item 303(a) 5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2014 and
Contractual Obligations	Total	2009	2010-2011	2012-2013	Later Years
Debt payable - principal	$557,481	$74,587	$156,919	$212,945	$113,030
Debt payable - interest	220,528	33,890	55,871	35,584	95,183
Operating leases	165	87	78	-	-
Purchase obligations	9,759	8,698	718	280	63
Total	$787,933	$117,262	$213,586	$248,809	$208,276

Debt Payable-Principal.  Debt payable-principal includes principal payments on all property specific mortgages, the revolving credit facility and unsecured debt based on amounts and terms of debt in existence at December 31, 2008.  For detailed information about our debt, see Note 5 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Debt Payable-Interest.   Debt payable-interest includes accrued interest at December 31, 2008 and interest payments as required based upon the terms of the debt in existence at December 31, 2008.  Interest related to floating rate debt is calculated based on applicable rates as of December 31, 2008.

            Operating Leases.  We lease certain equipment and facilities under operating leases.  For detailed information about our lease obligations, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Purchase Obligations.  Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement.  Our purchase obligations include, but are not limited to, vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services. Obligations included in the above table represent agreements dated December 31, 2008, or earlier.

            Dividends.  On December 10, 2008, we declared a dividend of $0.17 per common share, which was paid on February 2, 2009, to shareholders of record on January 16, 2009.  We anticipate that we will continue paying quarterly regular dividends in cash and that our Board of Directors will sustain our current dividend rate of $0.17 per quarter.  Additionally, on January 29, 2009, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 13, 2009, to shareholders of record on February 27, 2009.

Capital Expenditures.  We anticipate incurring approximately $9.9 million in capital expendi-tures for 2009.  This includes replacement of worn carpet and appliances, parking lots, roofs and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures.  These commitments are expected to be funded largely with cash provided by operating activities.

            Financing and Other Commitments.  The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$154,685	7.7%	$200,168	7.7%
Mortgages payable - other	320,516	5.8%	275,747	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	500,981	6.5%	501,695	6.7%

VARIABLE RATE DEBT
Mortgages payable	35,000	1.6%	35,000	6.2%
Revolver borrowings	21,500	3.7%	20,000	6.7%
Total variable rate debt	56,500	2.4%	55,000	6.4%
TOTAL DEBT	$557,481	6.1%	$556,695	6.7%

            The following table provides information on loans repaid at par or defeased as well as loans assumed during 2008:

(Dollar amounts in thousands)	Loans Repaid/Defeased			Loans Assumed
Property	Amount	Rate		Amount	Rate
Hawthorne Hills Apartments	$2,432	7.9%		$-	N/A
Bay Club	3,086	7.9%		-	N/A
St. Andrews at Little Turtle	3,729	7.9%		-	N/A
The Woodlands	4,362	7.9%		-	N/A
Bedford Commons	5,363	7.9%		-	N/A
Westchester Townhouses	5,583	7.9%		-	N/A
Steeplechase	7,310	7.9%		-	N/A
Country Club Apartments	10,985	7.6%		-	N/A
The Belvedere	-	N/A		26,099	5.6%
River Forest	-	N/A		18,903	5.7%
	$42,850	7.8%	(a)	$45,002	5.6%	(a)

(a)	Represents weighted average interest rate for the loans listed.
22

            At December 31, 2008, we had 18 unencumbered properties.  These properties had net income of $9.2 million for the year ended December 31, 2008, and a net book value of $142.5 million at December 31, 2008.  One of these unencumbered properties was sold in January 2009 and three are currently being marketed for sale.

             We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all noncancellable-operating leases in which we are the lessee, are included in the previous table of contractual obligations.

             Off-Balance Sheet Investments and Financing Commitments.  On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  We accounted for our investment in this unconsolidated joint venture under the equity method of accounting as we exercised significant influence, but did not control this entity and were not required to consolidate it in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights."  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings, cash contributions and distributions, and the gain recognized upon the sale of the property.  The debt associated with this property was assumed by the buyer and we have no continuing involvement with the property or the assumed debt.

            For summarized financial information related to our joint venture investments, see Note 6 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Operating Partnership.  As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners.  The DownREIT Partnership was formed in 1998.  Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the 20 day trailing price of our common shares for the immediate 20 day period preceding a limited partner's redemption notice.  As of December 31, 2008, there were 78,335 OP units remaining having a carrying value of $1.8 million, and 443,697 of the original 522,032 OP units had been redeemed.  These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.4%.  For additional information regarding the OP units, see Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Acquisitions and Development.  On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of $75.0 million and additional closing costs of $540,000.  The acquisition also included a 5.92 acre future development land parcel, adjacent to one of the properties.  This purchase was funded by the assumption of mortgage loans encumbering the acquired properties, Section 1031 exchange cash proceeds and borrowings on our revolving credit facility.

             We intend to continue to evaluate potential property acquisitions in historically higher growth markets that we previously identified.  Any future property acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

            Dispositions.  During 2008, we sold 15 properties, including our entire Affordable Housing portfolio of 11 properties, for net cash proceeds of $88.3 million.  The operating results of these properties, along with the gains of $45.2 million that we recognized, are included in "Income from discontinued operations."

             Management and Service Operations.  Revenues from our management and service operations were significantly reduced in 2008 as a result of our exit from the Affordable Housing business at the end of 2007.  As of December 31, 2008, we managed one Affordable Housing property for an affiliated third party and two market rate properties for third party owners.  The Affordable Housing property is expected to be sold during 2009, after which we will no longer manage this property and therefore not receive management fees.  We are also the asset manager for one residential property and one commercial property.

RESULTS OF OPERATIONS FOR 2008 COMPARED WITH 2007 AND 2007 COMPARED WITH 2006

            In the following discussion of the comparison of the year ended December 31, 2008 to the year ended December 31, 2007 and the year ended December 31, 2007 to the year ended December 31, 2006, Same Community properties represent 45 wholly owned properties.  Acquired/Disposed properties represent two properties acquired in June 2007, two properties acquired in April 2008, and one property classified as held for sale at December 31, 2008.

            During the 2008 to 2007 comparison period, operating income increased $1.7 million primarily as a result of increased property revenue, which was partially offset by increases in property operating and maintenance expenses and depreciation and amortization expense.  Losses from continuing operations decreased by $6.8 million during this comparison period as a result of the increase in operating income, a decrease in interest expense of $3.6 million, which was primarily due to decreased debt defeasance/prepayment costs, and an increase in equity in net income (loss) of joint ventures of $1.8 million, which was primarily due to the gain recognized on the sale of a joint venture property.  During the 2007 to 2006 comparison period, operating income increased $3.0 million primarily as a result of increased property revenue, which was partially offset by increases in property operating and maintenance expenses and depreciation and amortization expense.  Losses from continuing operations during this comparison period decreased by $9.7 million primarily as a result of an interest expense reduction of $6.7 million, attributable to decreased debt defeasance/prepayment costs, and the $3.0 million increase in operating income.

            The following chart is intended to reflect the amount and percentage change in line items that are relevant to the changes in overall operating performance when comparing the years ended December 31, 2008 to 2007 and 2007 to 2006:

	Increase (decrease) when comparing
	the years ended December 31,
(In thousands)	2008 to 2007		2007 to 2006

Property revenue	$14,384	12.2%	$11,108	10.4%
Fees, reimbursements and other	(9,206)	(83.8)%	(699)	(6.0)%
Property operating and maintenance expense items:
Personnel	1,351	9.8%	1,639	13.5%
Real estate taxes and insurance	1,057	6.3%	845	5.3%
Utilities	983	16.2%	597	10.9%
Depreciation and amortization	6,714	22.2%	3,351	12.5%
Direct property management and service company expenses	(11,239)	(87.4)%	168	1.3%
General and administrative	3,442	33.3%	487	4.9%
Interest expense	(3,642)	(9.1)%	6,677	(14.3)%
Equity in net income (loss) of joint ventures	1,760	682.2%	204	(44.2)%
Income from discontinued operations	17,635	66.5%	(26,514)	(50.0)%

            Property Revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net rent per unit (gross potential rents less concessions divided by total number of units).  This information is presented in the following table for the years ended December 31, 2008, 2007 and 2006:

	Physical Occupancy
	For the year ended December 31,
	2008	2007	2006
Same Community Properties:
Midwest	94.8%	94.8%	95.2%
Mid-Atlantic/Southeast	89.6%	93.8%	93.4%
Total Same Community	93.4%	94.5%	94.7%
Acquired Properties	90.5%	90.5%	N/A

	Average Monthly Net Collected
	Rent Per Unit
	For the year ended December 31,
	2008	2007	2006
Same Community Properties:
Midwest	$775	$741	$708
Mid-Atlantic/Southeast	$1,054	$1,058	$1,027
Total Same Community	$847	$822	$790
Acquired Properties	$938	$896	N/A

            Property revenue increased in 2008 compared to 2007 primarily as a result of an increase of $10.9 million contributed by the two properties acquired in 2007 and the two properties acquired in 2008.  Property revenue in the Same Community properties increased $3.5 million primarily due to stable occupancy throughout the majority of 2008 combined with rental rate increases and an overall reduction in concessions.  Property revenues increased in 2007 compared to 2006 primarily as a result of $6.5 million contributed by the two properties acquired in 2007 and an increase of $4.6 million in the Same Community properties which was primarily due to stable occupancy combined with rental rate increases and an overall reduction in concessions.

            Fees, Reimbursements and Other.  The management and service operations saw a decrease of $1.9 million in fee revenue in 2008 compared to 2007 primarily as a result of the loss of management fee revenue associated with our exit from the Affordable Housing fee management business at the end of 2007 and the resulting reduction of properties managed for third party owners.  Reimbursement of expense from managed properties decreased $7.3 million in 2008 compared to 2007 also as a result of the reduction of the number of properties managed.  This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Direct property management expenses."

            Property Operating and Maintenance Expenses.  Property operating and maintenance expenses for the Same Community segment increased $172,000 or 0.3% in 2008 compared to 2007, however total property operating and maintenance expenses increased $4.2 million or 8.0% in 2008 primarily as a result of the addition of expenses relating to acquired properties.  When comparing 2007 to 2006, property operating and maintenance expenses for the Same Community segment increased $1.4 million or 2.9%, primarily as a result of increases in personnel expense, real estate tax expense and other operating expenses.  Personnel expense increased due to increased salary and benefit costs.  Real estate taxes increased due to taxes related to assessed property value and millage rate increases.  Other operating expenses increased as a result of increases in the net write off of uncollectible tenant rent receivables and associated collection costs.  These increases were partially offset by a credit recorded during 2007 resulting from favorable property insurance loss experiences and a renegotiation of the self-insured retention amounts.  Property operating and maintenance expenses related to the acquired properties increased $2.4 million in 2007 compared to 2006.

            Depreciation and Amortization.  Depreciation and amortization expenses increased when comparing 2008 to 2007 and 2007 to 2006 primarily as a result of the acquisition of two properties in 2008 and two properties in 2007.

            Direct Property Management and Service Company Expenses.  Direct property management and service company expenses decreased in 2008 compared to 2007 as a result of the reduction in the number of properties managed for third party owners.  The reimbursement of expenses from the managed properties decreased in 2008, as noted on the previous page.  However, this reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Fees, reimbursements and other" revenue.  Additionally, service company expenses, which represent the portion of general and administrative expense that relates to the management of third party owned properties, decreased $4.0 million in 2008 compared to 2007 due to the reduction in the number of properties managed.

            General and Administrative Expenses.  General and administrative expense increased in 2008 primarily as a result of the reduction in costs allocated to "Direct property management and service company expenses", as noted above, an increase in 2008 of $560,000 related to pre-acquisition and other project costs, and an increase in directors' compensation expense in 2008 of $470,000.  These increases were partially offset by decreases in payroll related costs in 2008 of $600,000 primarily as a result of our exit from the Affordable Housing fee management business in 2007.  General and administrative expenses increased in 2007 compared to 2006 primarily due to increases in corporate payroll, bonus, and share-based payment costs in 2007.  These increases were partially offset by a reduction of $876,000 in Directors' compensation in 2007 compared to 2006, primarily as a result of valuation adjustments of their deferred compensation based upon the closing price of our common shares at the end of each period.

            Interest Expense.  Interest expense decreased in 2008 compared to 2007 primarily due to a reduction of $4.2 million in defeasance/prepayment costs that were included in income from continuing operations.  Interest expense decreased in 2007 compared to 2006 primarily due to a reduction of $6.6 million in defeasance/prepayment costs that were included in income from continuing operations.  Interest expense, including defeasance/prepayment costs that are associated with discontinued operations are included in "Income from discontinued operations", as discussed on the next page.

            Equity in Net Income (Loss) of Joint Ventures.  On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  Our proportionate share of gain recognized in 2008 was $1.6 million.

            Income from Discontinued Operations.  Included in discontinued operations for the years ended December 31, 2008, 2007 and 2006, are the operating results and the gains related to 15 wholly owned properties that were sold in 2008, three wholly owned properties that were sold in 2007, eight wholly owned properties that were sold in 2006, and one wholly owned property that was classified as held for sale at December 31, 2008.  The operating loss from discontinued operations in 2008 and 2006 were primarily due to costs incurred to defease loans that were secured by properties that were sold.  For further details on "Income from discontinued operations," see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Discount/(Premium) on Preferred Share Repurchase.  In 2008 and 2007, we repurchased 278,000 and 111,500, respectively, of our preferred depositary shares, which each represent 1/10th of a share of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares.  The depositary shares have a recorded value of $25.00 per share.  The average price that we paid per share for the 2008 repurchases was $16.77, and we therefore recognized a total discount of $2.3 million.  The average price that we paid per share for the 2007 repurchases was $26.02, and we therefore recognized a premium of $114,000.

            Inflation.  We believe that the effects of inflation only minimally impacts our operational performance because our leases are mostly for 12 month terms, which allows us the opportunity to increase our new lease and lease renewal rents to account for inflationary price increases.

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

Quantitative and Qualitative Disclosures About Market Risk

            Interest Rate Risk.  Based on our variable rate debt outstanding at December 31, 2008 and 2007, an interest rate change of 100 basis points would impact interest expense by approximately $565,000 and $550,000 on an annual basis, respectively.  Additionally, we have interest rate risk associated with fixed rate debt at maturity.  We have, and will continue to manage, interest rate risk as follows:  (i) maintain what we believe to be a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions.  We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives.  For additional information related to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.  The table below provides information about our financial instruments that are sensitive to change in interest rates.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

	December 31, 2008								December 31, 2007
(Dollar amounts in thousands)								Fair Market		Fair Market
Long term debt	2009	2010	2011	2012	2013	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$37,163	$78,571	$55,595	$82,356	$132,209	$115,087	$500,981	$492,525	$501,695	$526,817
Weighted average interest rate	7.5%	6.0%	7.6%	7.0%	6.1%	6.1%	6.5%
Variable:
Variable rate mortgage debt	35,000	-	-	-	-	-	35,000	34,813	35,000	35,000
Weighted average interest rate	1.6%	-	-	-	-	-	1.6%
LIBOR based revolving credit facility (a)	-	-	21,500	-	-	-	21,500	21,552	20,000	20,000
Total variable rate debt	35,000	-	21,500	-	-	-	56,500	56,365	55,000	55,000
Total long term debt	$72,163	$78,571	$77,095	$82,356	$132,209	$115,087	$557,481	$548,890	$556,695	$581,817

(a)	Our revolving credit facility matures in March 2011 and had a weighted average interest rate of 3.7% at December 31, 2008.

CONTINGENCIES

            Environmental.  We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs"), in accordance with FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 "Accounting for Conditional Asset Retirement Obligations".  Based on that analysis, we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2008.  Phase I environmental audits were obtained at the time of the IPO, property acquisition or property refinancing, as the case may be, on all of our wholly owned properties.

            Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted.

            Pending Litigation.  For a discussion of pending litigation, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.  Controls and Procedures

            Disclosure Controls and Procedures.  We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

            Management's Report on Internal Control Over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework".  Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2008.  Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this annual report on Form 10-K.

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

            None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

            The information regarding our Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

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

 Item 11.  Executive Compensation

            The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

            The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2008.  We have two compensation plans under which grants of options to employees and directors can be made and both of these plans were approved by our shareholders.  The 2008 Equity Based Award Plan was approved by our shareholders on May 7, 2008, and the Amended and Restated 2001 Equity-Based Award Plan was approved by our shareholders on May 4, 2005.  Also, certain options previously granted to outside Directors, which were not made under any of those plans, were not approved by shareholders, as shareholder approval for these grants was not required at the time the grants were made.  For more information regarding all of our plans, see Note 14 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Previously, we had three equity compensation plans, two of which, the AERC Share Option Plan and the Equity-Based Incentive Compensation Plan, had been approved by shareholders; and one, the Year 2001 Equity Incentive Plan, that had not been approved by shareholders, as there was no requirement for this plan to be approved by shareholders when it was adopted.  As previously stated, this plan was amended and approved by shareholders in 2005.

			Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans (Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans
approved by security holders	1,348,364	$9.39	1,232,762
Equity compensation plans not
approved by security holders	30,000	$10.44	-
	1,378,364		1,232,762

            Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13.  Certain Relationships and Related Transactions and Director Independence

            The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

            The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

            The following documents are filed as part of this Report.

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

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

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2009.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2009.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 25, 2009
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 25, 2009
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 25, 2009
Albert T. Adams

/s/ James M. Delaney	Director	February 25, 2009
James M. Delaney

/s/ Michael E. Gibbons	Director	February 25, 2009
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 25, 2009
Mark L. Milstein

/s/ James A. Schoff	Director	February 25, 2009
James A. Schoff

/s/ Richard T. Schwarz	Director	February 25, 2009
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation.	Exhibit 3.2 to Form 10-Q filed July 31, 2007.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.9	Second Amended and Restated Loan Agreement dated April 19, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13a to Form 10-Q filed August 13, 2002.

4.9a	Third Amended and Restated Loan Agreement dated November 1, 2005 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a to From 10-K filed March 1, 2006.

4.9a(i)	Amendment No. 1 to Third Amended and Restated Loan Agreement dated May 15, 2006 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.9a(i) to Form 10-Q filed August 1, 2006.

4.9b	First Amendment to Second Amended and Restated Loan Agreement dated May 14, 2002 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13b to Form 10-Q filed August 13, 2002.

4.9c	Second Amendment to Second Amended and Restated Loan Agreement dated April 17, 2003 between Associated Estates Realty Corporation and National City Bank.	Exhibit 4.13c to Form 10-Q filed August 1, 2003.

4.11	Loan Agreement dated July 22, 2003 between The Huntington National Bank and MIG/Orlando Development, Ltd.	Exhibit 4.15 to Form 10-Q filed November 20, 2003.

4.12	Amended and Restated Loan Agreement dated February 20, 2006 between The Huntington National Bank and MIG/Orlando Development Ltd.	Exhibit 4.12 to Form 10-Q filed May 2, 2006.

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

Exhibit 1 to Form 8-A filed January 26, 1999.

4.14a

Amended and Restated Shareholder Rights Agreement dated December 30, 2008 between Associated Estates Realty Corporation, an Ohio corporation (the "Company") and National City Bank, a national banking association (the "Rights Agent").

Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.15

First Amendment to Credit Agreement dated March 20, 2008, by and among Associated Estates Realty Corporation (the Borrower), National City Bank and other banks and financial institutions (the Lenders) and National City Bank (the Administrative Agent).

Exhibit 4.15 to Form 10-Q filed May 6, 2008.

4.16

Joinder to Subsidiary Guaranty dated March 20, 2008, for the benefit of National City Bank, as Agent for itself and certain other lenders, with respect to a loan from the Lenders to Associated Estates Realty Corporation.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10a	Associated Estates Realty Corporation Directors' Deferred Compensation Plan	Exhibit 10a to Form 10-K
	(January 1, 2005 Restatement).	filed herewith.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Stock Agreement dated by and among the Company and its Non-Management Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award	Exhibit 10.7 to Form 10-K
	Plan.	filed herewith.

10.7a	Amendment to Associated Estates Realty Corporation Amended and Restated	Exhibit 10.7a to Form 10-K
	Equity-Based Award Plan.	filed herewith.

10.7b	Associated Estates Realty Corporation Supplemental Executive Retirement Plan	Exhbiit 10.7b to Form 10-K
	(Restated).	filed herewith.

Filed herewith or
incorporated herein
Number	Title	by reference

10.8	Form of Share Option Agreement by and among the Company and its Non-Management Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.10

Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005).  Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.

Exhibit 99.01 to Form S-8 filed May 26, 2005.

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

10.14	Agreement of Purchase and Sale dated August 31, 2007 between River Forest Properties, LLC and Associated Estates Realty Corporation.	Exhibit 10.14 to Form 10-Q filed August 5, 2008.

10.15	Agreement of Purchase and Sale dated August 31, 2007 between Belvedere Properties, LLC and Associated Estates Realty Corporation.	Exhibit 10.15 to Form 10-Q filed August 5, 2008.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K
filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION

Consolidated Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the
years ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules:

II - Valuation and Qualifying Accounts	F-38

III - Real Estate and Accumulated Depreciation at December 31, 2008	F-39

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the accompanying Item 15 present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2009

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31,	December 31,
ASSETS	2008	2007
Real estate assets
Land	$110,220	$107,912
Buildings and improvements	812,443	826,226
Furniture and fixtures	29,315	30,154
	951,978	964,292
Less: accumulated depreciation	(280,541)	(305,427)
	671,437	658,865
Construction in progress	745	721
Real estate associated with property held for sale, net	1,666	-
Real estate, net	673,848	659,586
Cash and cash equivalents	3,551	1,549
Restricted cash	6,873	6,730
Accounts and notes receivable, net
Rents	1,320	1,128
Affiliates	606	1,875
Other	1,842	820
Goodwill	1,725	1,725
Other assets, net	10,131	13,383
Total assets	$699,896	$686,796
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$510,201	$510,915
Unsecured revolving credit facility	21,500	20,000
Unsecured debt	25,780	25,780
Total debt	557,481	556,695
Accounts payable, accrued expenses and other liabilities	26,217	27,729
Dividends payable	2,920	2,848
Resident security deposits	3,360	3,826
Accrued interest	2,468	2,737
Accumulated losses in excess of investments in joint ventures	-	1,346
Total liabilities	592,446	595,181
Operating partnership minority interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 and
220,850 outstanding at December 31, 2008 and December 31, 2007, respectively	48,263	55,213
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and
16,556,221 and 16,353,700 outstanding at December 31, 2008 and December 31, 2007, respectively	2,300	2,300
Paid-in capital	282,501	281,152
Accumulated distributions in excess of accumulated net income	(159,595)	(180,436)
Accumulated other comprehensive loss	(2,899)	(1,050)
Less: Treasury shares, at cost, 6,439,542 and 6,642,063 shares
at December 31, 2008 and December 31, 2007, respectively	(64,949)	(67,393)
Total shareholders' equity	105,621	89,786
Total liabilities and shareholders' equity	$699,896	$686,796

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Revenue
Property revenue	$132,089	$117,705	$106,597
Management and service company revenue:
Fees, reimbursements and other	1,784	10,990	11,689
Painting services	1,010	2,218	1,078
Total revenue	134,883	130,913	119,364
Expenses
Property operating and maintenance	55,838	51,679	47,924
Depreciation and amortization	36,930	30,216	26,865
Direct property management and service company expenses	1,624	12,863	12,695
Painting services	1,338	2,164	1,367
General and administrative	13,769	10,327	9,840
Total expenses	109,499	107,249	98,691
Operating income	25,384	23,664	20,673
Interest income	135	430	652
Interest expense	(36,489)	(40,131)	(46,808)
(Loss) income before equity in net income (loss) of joint ventures,
minority interest and income from discontinued operations	(10,970)	(16,037)	(25,483)
Equity in net income (loss) of joint ventures	1,502	(258)	(462)
Minority interest in operating partnership	(53)	(53)	(61)
(Loss) income from continuing operations	(9,521)	(16,348)	(26,006)
Income from discontinued operations:
Operating (loss) income	(1,054)	5,649	(1,066)
Gain on disposition of properties	45,202	20,864	54,093
Income from discontinued operations	44,148	26,513	53,027
Net income	34,627	10,165	27,021
Preferred share dividends	(4,655)	(4,924)	(5,046)
Preferred share repurchase costs	(143)	(58)	-
Discount/(premium) on preferred share repurchase	2,289	(114)	-
Net income applicable to common shares	$32,118	$5,069	$21,975

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable
to common shares	$(0.74)	$(1.27)	$(1.82)
Income from discontinued operations	2.72	1.57	3.11
Net income applicable to common shares	$1.98	$0.30	$1.29

Dividends declared per common share	$0.68	$0.68	$0.68

Weighted average number of common shares
outstanding - basic and diluted	16,262	16,871	17,023

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,
(In thousands, except share data)	2008	2007	2006
Common shares outstanding
Balance outstanding at beginning of period	16,353,700	17,261,224	17,950,326
Shares purchased	(21,003)	(1,045,346)	(992,423)
Shares issued from treasury for stock option exercises	180,021	22,479	236,599
Restricted share activity, net	43,503	115,343	66,722
Balance outstanding at end of period	16,556,221	16,353,700	17,261,224

Preferred shares outstanding
Balance outstanding at beginning of period	220,850	232,000	232,000
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	(27,800)	(11,150)	-
Balance outstanding at end of period	193,050	220,850	232,000

Preferred shares
Balance outstanding at beginning of period	$55,213	$58,000	$58,000
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	(6,950)	(2,787)	-
Balance outstanding at end of period	48,263	55,213	58,000

Common shares (at $.10 stated value)
Balance outstanding at beginning and end of period	2,300	2,300	2,300

Paid-in capital
Balance outstanding at beginning of period	281,152	280,369	278,885
Share based compensation	1,294	786	2,099
Shares issued from treasury for stock option exercises	(88)	(60)	(615)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	143	57	-
Balance outstanding at end of period	282,501	281,152	280,369

Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(180,436)	(173,962)	(184,303)
Net income	34,627	10,165	27,021
Share based compensation	8	10	14
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	2,146	(172)	-
Common share dividends declared	(11,285)	(11,553)	(11,648)
Preferred share dividends declared	(4,655)	(4,924)	(5,046)
Balance outstanding at end of period	(159,595)	(180,436)	(173,962)

Accumulated other comprehensive loss
Balance outstanding at beginning of period	(1,050)	(71)	(25)
Change in fair value of hedge instruments	(1,849)	(979)	(46)
Balance outstanding at end of period	(2,899)	(1,050)	(71)

Treasury shares (at cost)
Balance outstanding at beginning of period	(67,393)	(54,585)	(45,877)
Purchase of common shares	(221)	(13,959)	(10,269)
Share based compensation	734	890	(1,091)
Shares issued from treasury for stock option exercises	1,931	261	2,652
Balance outstanding at end of period	(64,949)	(67,393)	(54,585)
Total Shareholders' Equity	$105,621	$89,786	$112,051

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2008	2007	2006
Cash flow from operating activities:
Net income	$34,627	$10,165	$27,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	37,867	34,164	33,389
Loss on fixed asset replacements write-off	288	108	163
Gain on disposition of properties	(45,202)	(20,864)	(54,093)
Amortization of deferred financing costs and other, net	1,295	1,273	1,666
Share-based compensation	1,893	1,590	965
Equity in net (income) loss of joint ventures and minority interest expense	(1,449)	311	523
Distribution from joint ventures	-	780	318
Net change in assets and liabilities:
Accounts and notes receivable	210	787	2,495
Accounts payable and accrued expenses	(3,982)	102	4,333
Other operating assets and liabilities	(739)	(3)	(86)
Restricted cash	(143)	549	1,218
Total adjustments	(9,962)	18,797	(9,109)
Net cash flow provided by operations	24,665	28,962	17,912
Cash flow from investing activities:
Recurring fixed asset additions	(8,873)	(10,420)	(11,049)
Revenue enhancing/non-recurring fixed asset additions	(3,819)	(1,880)	(1,477)
Net proceeds from disposition of operating properties	88,347	46,478	87,038
Acquisition fixed asset additions	(34,604)	(70,547)	(256)
Other investing activity	-	(2,241)	(321)
Net cash flow provided by (used for) investing activities	41,051	(38,610)	73,935
Cash flow from financing activities:
Principal payments on mortgage notes payable	(45,716)	(119,477)	(207,146)
Payment of debt procurement costs	(646)	(1,660)	(1,540)
Proceeds from mortgage notes obtained	-	115,538	132,209
Revolver and/or line of credit borrowings	149,175	155,260	96,300
Revolver and/or line of credit repayments	(147,675)	(135,260)	(96,300)
Common share dividends paid	(11,105)	(11,577)	(11,765)
Preferred share dividends paid	(4,655)	(4,924)	(5,046)
Operating partnership distributions paid	(53)	(53)	(61)
Exercise of stock options	1,843	201	2,037
Purchase of preferred and/or treasury shares	(4,882)	(16,861)	(10,258)
Net cash flow used for financing activities	(63,714)	(18,813)	(101,570)
Increase (decrease) in cash and cash equivalents	2,002	(28,461)	(9,723)
Cash and cash equivalents, beginning of period	1,549	30,010	39,733
Cash and cash equivalents, end of period	$3,551	$1,549	$30,010

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

            We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities.  In addition to rental revenue, we receive certain property and asset management fees, acquisition, disposition, incentive and consultation fees.  Our MIG subsidiary is a registered investment advisor and serves as a real estate advisor to pension funds. We own two taxable REIT subsidiaries (the "Service Companies") that provide management and other services to us and to third parties.

            As of December 31, 2008, our property portfolio consisted of: (i) 50 owned apartment communities containing 12,672 units in eight states, (ii) three apartment communities that we manage for third party owners consisting of 616 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.

Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of all REIT subsidiaries, which include but are not limited to:

•

separate legal entities that were formed in connection with project specific, nonrecourse mortgage refinancing for which records, books of accounts and depository accounts must be maintained that are separate and apart from any other person or entity;

•	the Service Companies (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999); and
•	an Operating Partnership structured as a DownREIT in which we own an aggregate 97.4% as of December 31, 2008 and 2007.

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

            We own 100% of the common stock of all REIT subsidiaries included in our consolidated financial statements.

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

            In accordance with SFAS 144, we discontinue the depreciation of assets that we have specifically identified as held for sale.  There was one property classified as held for sale at December 31, 2008, and no properties were classified as held for sale at December 31, 2007.

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

Impairment of Long-Lived Assets

            We evaluate the recoverability of the carrying value of our real estate assets when a triggering event occurs using the methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Factors we consider in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature.  Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date.  If any real estate asset held for investment is considered impaired, a loss is recorded to reduce the carrying value of the asset to its fair value.  We periodically classify real estate assets as held for sale.  See Note 2 for a discussion of our policy regarding classification of a property as held for sale.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  No impairment was recorded in connection with our owned real estate assets for the years ended December 31, 2008, 2007 and 2006.

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

Property Management

            We are reimbursed for expenses incurred in connection with the management of properties for third parties, joint ventures and other affiliates.  We are the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore we record these reimbursements as management and service company revenue (included in "Fees, reimbursements and other") and as expenses (included in "Direct property management and service company expenses").  For the years ended December 31, 2008, 2007 and 2006, the reimbursements shown as revenue were equivalent to the expenses, which were $1.1 million, $8.3 million and $8.3 million, respectively.

Advertising Costs

            We recognize advertising costs as expense when incurred.  The total amount charged to advertising expense for the years ended December 31, 2008, 2007, and 2006, were $1.7 million, $1.8 million and $2.0 million, respectively.  There were no advertising costs reported as assets for the years ended December 31, 2008 and 2007.

Share-Based Compensation

            We account for share based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"), which requires the use of the fair value method to recognized compensation cost.  See Note 14 for information about share-based compensation and our equity based award plans.

Operating Partnership Minority Interest

            In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units").  Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares.  If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount.  As of December 31, 2008, all units presented for redemption were redeemed for cash.  The difference between the cash paid and the recorded value of the units reduced the recorded amount of the underlying real estate.  There were 78,335 OP units remaining as of December 31, 2008.

            The following table identifies the effect of OP unit redemptions (in thousands, except units redeemed):

			Recorded	Reduction in
	Units		Value at	Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate
2000 - 2005	429,009	$3,848	$9,765	$5,917
2006	13,746	184	321	137
2007	942	14	22	8
2008	-	-	-	-
	443,697	$4,046	$10,108	$6,062

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

            The Service Companies have elected to be treated as TRS and operate as C-corporations under the Code and have accounted for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."  Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes.  The 2008, 2007 and 2006 net operating loss carry forwards for the Service Companies, in the aggregate, are approximately $8.9 million, $8.3 million and $8.0 million, respectively, and expire during the years 2018 to 2028.

            The gross deferred tax assets were $5.0 million, $4.8 million and $4.5 million at December 31, 2008, 2007 and 2006, respectively, and relate principally to net operating losses of the Service Companies.  Gross deferred tax liabilities of $159,000, $155,000 and $166,000 at December 31, 2008, 2007 and 2006, respectively, relate primarily to tax basis differences in fixed assets and intangibles.  The deferred tax valuation allowance was $4.9 million, $4.7 million and $4.3 million at December 31, 2008, 2007 and 2006, respectively.  We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized.  The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

            At December 31, 2008 and 2007, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $32.9 million and $55.1 million, respectively.

Reconciliation Between GAAP Net Income and Taxable Income (Loss)

	Year Ended December 31,
(In thousands)	2008	2007	2006
GAAP net income	$34,627	$10,165	$27,021
Add: GAAP net loss of taxable REIT subsidiaries
and minority interest in joint venture, net	2,058	525	748
GAAP net income from REIT operations (a)	36,685	10,690	27,769

Add: Book depreciation and amortization	39,167	35,808	35,388
Less: Tax depreciation and amortization	(27,090)	(26,267)	(27,058)
Book/tax differences on losses from
capital transactions	(33,105)	(21,076)	(27,106)
Other book/tax differences, net	(656)	(1,203)	1,496
Taxable income (loss) before adjustments	15,001	(2,048)	10,489
Less: Capital (gain) loss	(13,722)	216	(26,986)
Taxable income (loss) subject to dividend requirement	$1,279	$(1,832)	$(16,497)

(a)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and minority interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

	Year Ended December 31,
(In thousands)	2008	2007	2006
Cash dividends paid	$15,761	$16,473	$16,691
Less: Dividends designated to prior year	-	-	(1,252)
Less: Portion designated as capital gain distribution	(13,722)	-	(11,169)
Less: Return of capital	(760)	(16,473)	(4,270)
Dividends paid deduction	$1,279	$-	$-

Dividends Per Share

            Total dividends per common share and the related components for the years ended December 31, 2008, 2007 and 2006, as reported for income tax purposes, were as follows:

Year Ended December 31, 2008

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2008	$0.021811	$0.023652	$0.124537	$0.123605	$0.170000
5/1/2008	0.021811	0.023652	0.124537	0.123605	0.170000
8/1/2008	0.021811	0.023652	0.124537	0.123605	0.170000
11/3/2008	0.021811	0.023652	0.124537	0.123605	0.170000
	$0.087244	$0.094608	$0.498148	$0.494420	$0.680000

Year Ended December 31, 2007

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/2/2007	$-	$0.170000	$-	$-	$0.170000
5/1/2007	-	0.170000	-	-	0.170000
8/1/2007	-	0.170000	-	-	0.170000
11/1/2007	-	0.170000	-	-	0.170000
	$-	$0.680000	$-	$-	$0.680000

Year Ended December 31, 2006

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
1/23/2006 (a)	$-	$0.040981	$0.058761	$0.047265	$0.099742
5/1/2006	-	0.069847	0.100153	0.080559	0.170000
8/1/2006	-	0.069847	0.100153	0.080559	0.170000
11/1/2006	-	0.069847	0.100153	0.080559	0.170000
	$-	$0.250522	$0.359220	$0.288942	$0.609742

(a)	Represents a portion of the dividend paid on January 23, 2006. The remaining portion of this dividend was reported for the year ended December 31, 2005, for income tax purposes.

            Preferred dividends of $4.7 million, $4.9 million and $5.0 million were paid for the years ended December 31, 2008, 2007 and 2006, respectively, of which $4.0 million, zero, and $5.0 million were designated as a capital gain dividend, respectively.

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

            For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized in earnings.  As of December 31, 2008, no derivatives were designated as fair value hedges.

            We do not use derivatives for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those.

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

            Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of existing variable rate debt.  The notional amounts of the swaps were $42.0 million (which commenced on August 28, 2007 and matures on June 1, 2010) and $21.0 million (which commenced on December 20, 2007 and matures on December 1, 2010).  We did not have any material derivative instruments outstanding as of or during the year ended December 31, 2006.  At December 31, 2008 and 2007, the total fair value of these swaps was a liability of $2.9 million and $1.0 million, respectively, and was included in the Consolidated Balance Sheets as "Accounts payable, accrued expenses and other liabilities."  No hedge ineffectiveness on these cash flow hedges was recognized during 2008 or 2007.  For the year ended December 31, 2008 and 2007, the cumulative change of $2.9 million and $1.0 million, respectively, of the net unrealized loss on these derivatives was reported as "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  During 2009, we estimate that approximately $2.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

Treasury Shares

            We record the purchase of Treasury shares at cost.  From time to time, we may reissue these shares.  When shares are reissued, we account for the issuance based on the "First in, first out" method.  For additional information regarding treasury shares, see Note 11.

Recent Accounting Pronouncements

            In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted this statement on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is January 1, 2009. The adoption of this standard did not have a material effect on our financial position and results of operations.  See Note 9 for additional information on the adoption of SFAS 157.

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

            In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS 133.  This statement requires entities to provide enhanced disclosures about how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format, and disclosure of credit risk related features.  This statement also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments.  SFAS 161 is effective for us beginning on January 1, 2009.  We do not believe that the adoption of this standard will have a material effect on our financial position and results of operations.

            Reclassifications

            Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

2.         ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

            On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of $75.0 million and additional closing costs of $540,000.  The acquisition also included a 5.92 acre future development land parcel, adjacent to one of the properties.  This purchase was funded with the assumption of mortgage loans on the acquired properties, Section 1031 exchange cash proceeds received from the disposition of a property that we sold on March 19, 2008, and borrowings on our revolving credit facility.

            The following pro forma financial information is presented as if these acquisitions had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such times:

	Year Ended December 31,
(Unaudited; in thousands, except per share data)	2008	2007	2006
Pro forma revenue	$137,067	$137,621	$126,072
Pro forma net income applicable to common shares	31,215	1,165	18,054

Earnings per common share - basic and diluted:
Pro forma net income applicable to common shares	$1.92	$0.07	$1.06

            The purchase price allocation for the two properties acquired on April 21, 2008 was as follows:

(In thousands)
Land	$10,698
Buildings and improvements	55,002
Furniture and fixtures	6,458
Existing leases and tenant relationships (Other assets)(a)	3,383
Total	$75,541

(a)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.

            On June 29, 2007, we acquired our joint venture partner’s 51.0% interest in Idlewylde Apartments, an 843-unit property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  We paid our partner $21.6 million in cash.  Commencing June 29, 2007, the results of operations, financial condition (including the existing $42.0 million non-recourse mortgage loan), and cash flows of this property are included in our consolidated financial statements.

            On June 8, 2007, we acquired a 268-unit property located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily by 1031 proceeds from the disposition of a property which we sold on May 30, 2007, and with borrowings from our revolving credit facility.

Disposition Activity

            We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Real estate assets that are classified as held for sale are reported as discontinued operations for the current and all prior periods.  We classify properties as held for sale when all significant contingencies surrounding the closing have been resolved.  In most transactions, these contingencies are not satisfied until the actual closing of the transaction.  Properties held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell.  Subsequent to classification of a property as held for sale, no further depreciation is recorded.  Interest expense included in discontinued operations is limited to interest and any defeasance/prepayment costs on mortgage debt specifically associated with properties sold or classified as held for sale.

            We classified one property as held for sale at December 31, 2008.  We evaluated this property for recoverability and based upon the expected sales price less costs to sell, determined that the carrying value was below the expected net sales price.  The major classes of assets related to this property have been reclassified as such in the accompanying Consolidated Balance Sheet at December 31, 2008.  There were no material liabilities related to this property at December 31, 2008.  We completed the sale of this property on January 9, 2009.  See Note 18 for further information related to this sale.

            During 2008, we completed the sale of four properties and our entire wholly owned Affordable Housing portfolio of 11 properties, for a total sales price of $91.8 million.  These 15 properties represented a total of 2,206 units and were all located in Ohio.  We recognized total gains of $45.2 million related to these sales, which are included in "Income from discontinued operations."

            During 2007, we completed the sale of three properties containing a total of 1,173 units for a total sales price of $49.0 million.  Two of these properties were located in Ohio and one was located in Texas.  We recognized total gains of $20.9 million related to these sales, which are included in "Income from discontinued operations."

            During 2006, we completed the sale of eight properties containing a total of 2,040 units for a total sales price of $92.5 million.  Seven of these properties were located in Ohio and one was located in North Carolina.  We recognized total gains of $54.1 million related to these sales, which are included in "Income from discontinued operations."

            The following chart summarizes "Income from discontinued operations" for the years ended December 31, 2008, 2007 and 2006, respectively:

(In thousands)	2008	2007	2006

Property revenue(a)	$4,907	$24,420	$36,637

Property operating and maintenance expense	(2,651)	(13,160)	(22,209)
Real estate asset depreciation and amortization	(937)	(3,947)	(6,525)
Interest income	3	29	45
Interest expense(b)	(2,376)	(1,693)	(9,014)

Operating (loss) income	(1,054)	5,649	(1,066)
Gain on disposition of properties	45,202	20,864	54,093
Income from discontinued operations	$44,148	$26,513	$53,027

(a)

Includes non-recurring rental revenue of $1.6 million received in 2007 as a result of a settlement of a lawsuit with HUD relating to past due rents at some of the Affordable Housing properties that we previously owned.

(b)	Includes $2.0 million and $4.7 million of defeasance/prepayment costs associated with the prepayment of mortgage loans in 2008 and 2006, respectively.

3.         RESTRICTED CASH

            Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance.  The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.

            Restricted cash is comprised of the following:

	December 31,
(In thousands)	2008	2007

Resident security deposits	$1,258	$1,343
Other escrows	165	111
Escrows and reserve funds for replacements
required by mortgages	5,450	5,276
	$6,873	$6,730

            Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held.  Other escrows represents funds held primarily for the payment of operating expenses associated with properties we manage on behalf of our advisory clients.  These funds are held in short-term investments.  Certain reserve funds for replacements are invested in a combination of money market funds and certificates of deposit with maturities less than 18 months.

4.         GOODWILL AND OTHER ASSETS

Goodwill

            MIG Realty Advisors, Inc.   In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger, which was allocated fully to the Management and Service Operations segment.

            We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2008 determined that goodwill was not impaired.  Additionally, no other events occurred during the year that warranted an update of this analysis, as such there were no changes to the carrying value of goodwill as of December 31, 2008.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net

            Other assets, net, consist of the following:

	December 31,
(In thousands)	2008	2007

Intangible assets	$8,478	$5,095
Deferred financing and leasing costs	8,346	8,581
Less: Accumulated amortization	(11,571)	(7,223)
	5,253	6,453
Prepaid expenses	4,142	4,104
Other assets	736	2,826
	$10,131	$13,383

Intangible assets

            Property Acquisitions.  In accordance with SFAS 141, "Business Combinations," we allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 to 16 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.

         In connection with two property acquisitions completed during 2008, as discussed in Note 2, we recorded total intangible assets in the amount of $2.5 million related to existing leases, which are being amortized over 12 months, and $890,000 related to tenant relationships, which are being amortized over 16 months.

            I n connection with two properties acquired in June 2007, as discussed in Note 2, we recorded intangible assets in the amount of $2.6 million related to existing leases, which were amortized over 12 months, and $589,000 related to tenant relationships, which were amortized over 16 months.

            Information related to intangible assets at December 31, 2008 is as follows:

	In Place	Tenant
(In thousands)	Leases	Relationships

Gross carrying amount	$6,571	$1,907
Less: Accumulated amortization	(5,907)	(1,503)
Balance as of December 31, 2008	$664	$404

            The aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006 was $3.9 million, $1.5 million and $847,000, respectively.  The estimated amortization expense related to intangible assets existing at December 31, 2008, is $1.1 million for the year ended December 31, 2009.

Deferred financing and leasing costs

            Amortization expense for deferred financing and leasing costs, including amortization classified in income from discontinued operations, was $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5.         DEBT

            The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$154,685	7.7%	$200,168	7.7%
Mortgages payable - other	320,516	5.8%	275,747	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	500,981	6.5%	501,695	6.7%

VARIABLE RATE DEBT
Mortgages payable	35,000	1.6%	35,000	6.2%
Revolver borrowings	21,500	3.7%	20,000	6.7%
Total variable rate debt	56,500	2.4%	55,000	6.4%
TOTAL DEBT	$557,481	6.1%	$556,695	6.7%

            Real estate assets pledged as collateral for all debt had a net book value of $511.5 million and $497.6 million at December 31, 2008 and 2007, respectively.

            As of December 31, 2008, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2009	$72,163
2010	78,571
2011	77,095
2012	82,356
2013	132,209
Thereafter	115,087
$557,481

            Cash paid for interest was $37.8 million, $41.0 million and $54.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in cash paid for interest are $2.0 million, $3.8 million and $14.4 million of defeasance and other prepayment costs that were paid during the years ended December 31, 2008, 2007 and 2006, respectively.

            During 2008, 2007 and 2006, we defeased 21 loans.  These loans were defeased in accordance with the loan documents.  Also, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the initial transfer.  However, we subsequently learned that certain defeasance transactions, completed prior to June 2007, could enable us to receive additional compensation in connection with the transaction.  Such amounts cannot be estimated due to the uncertainty of future payments, but we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

             The following table provides information on loans repaid/defeased and loans assumed during 2008:

(Dollar amounts in thousands)	Loans Repaid/Defeased			Loans Assumed
Property	Amount	Rate		Amount	Rate
Hawthorne Hills Apartments	$2,432	7.9%		$-	N/A
Bay Club	3,086	7.9%		-	N/A
St. Andrews at Little Turtle	3,729	7.9%		-	N/A
The Woodlands	4,362	7.9%		-	N/A
Bedford Commons	5,363	7.9%		-	N/A
Westchester Townhouses	5,583	7.9%		-	N/A
Steeplechase	7,310	7.9%		-	N/A
Country Club Apartments	10,985	7.6%		-	N/A
The Belvedere	-	N/A		26,099	5.6%
River Forest	-	N/A		18,903	5.7%
	$42,850	7.8%	(a)	$45,002	5.6%	(a)

(a)	Represents weighted average interest rate for the loans listed.
F-20

            In 2008, we paid $2.0 million in defeasance/prepayment costs that are recognized in interest expense.  These costs were included in "Income from discontinued operations."  In 2007, we recognized in interest expense defeasance/prepayment costs totaling $4.2 million of which $3.8 million were paid during 2007 and $400,000 were deferred financing costs that were charged to expense.  All of these costs were included in "Income from continuing operations."  In 2006, we recognized in interest expense defeasance/prepayment costs totaling $15.5 million of which $14.4 million were paid during 2006 and $1.1 million were deferred financing costs that were charged to expense.  Of the $15.5 million total costs, $10.8 million were included in "Income from continuing operations" and $4.7 million were included in "Income from discontinued operations."

            In 2007, we prepaid/defeased 11 mortgage loans totaling $116.2 million and obtained seven mortgage loans totaling $115.5 million.  Additionally, on June 29, 2007, we acquired our joint venture partner's 51.0% interest in Idlewylde Apartments.  In connection with the acquisition, effective June 29, 2007, we included the existing $42.0 million non-recourse mortgage loan on our Consolidated Balance Sheet.  See Note 2 for additional information regarding this acquisition.

Mortgage Notes Payable

            At December 31, 2008, mortgage notes payable consisted of:

•	25 project specific loans that are each collateralized by the respective real estate and resident leases;
•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature; and
•	two fixed-rate mortgages that are insured by the Federal Housing Administration ("FHA").

            At December 31, 2007, mortgage notes payable consisted of:

•	33 project specific loans that are each collateralized by the respective real estate and resident leases; and
•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature.

            Mortgages payable are generally due in monthly installments of principal and/or interest and mature at various dates through October 2014.  Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.  The two FHA insured loans were assumed in connection with the April 2008 acquisition of two properties.  Both of these loans require monthly installments of principal and interest and mature in 2046.  Under agreements with the FHA, we are required to make monthly escrow deposits for taxes, insurance and replacement of project assets.  See Note 2 for additional information regarding these acquisitions.

Unsecured Revolving Credit Facility

            On March 20, 2008, we increased the borrowing capacity on our unsecured revolving credit facility to $150.0 million from $100.0 million.  We also extended the maturity date of that facility for an additional year to March 20, 2011, and modified various financial covenants.  From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility.  As of December 31, 2008, the LIBOR-based rate is LIBOR plus 1.6% and the Prime-based rate is the prime rate plus 0.6%.  There were outstanding borrowings of $21.5 million and $20.0 million on this facility at December 31, 2008 and 2007, respectively, with a weighted average interest rate of 3.7% and 6.7%, respectively.  We terminated our two secured lines of credit, which totaled $31.0 million, during 2007 in connection with obtaining the revolving credit facility.

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

6.         INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

            On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  We accounted for our investment in this unconsolidated joint venture under the equity method of accounting as we exercised significant influence, but did not control this entity and were not required to consolidate it in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" or under EITF 04-05, "Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights."  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings, cash contributions and distributions, and the gain recognized upon the sale of the property.  The debt associated with this property was assumed by the buyer.

            On June 29, 2007, we acquired our joint venture partner’s 51.0% interest in Idlewylde Apartments, an 843-unit property located in Atlanta, Georgia.  We previously owned a 49.0% interest in this partnership and had accounted for this investment under the equity method of accounting.  See Note 2 for additional information regarding this acquisition.

            The following tables represent summarized financial information at 100% for the joint ventures in which we have been an investor during the years presented.

(In thousands)	Year ended December 31,
Operating data	2008	2007	2006
Property revenue	$-	$4,029	$7,978
Operating and maintenance expenses	-	(1,761)	(3,590)
Depreciation and amortization	-	(1,068)	(2,134)
Interest expense	-	(1,485)	(2,701)
(Loss) income from continuing operations	-	(285)	(447)
Income (loss) from discontinued operations:
Operating (loss) income	(207)	(222)	(417)
Gain on disposition of properties	3,206	-	-
Income (loss) from discontinued operations	2,999	(222)	(417)
Net income (loss)	$2,999	$(507)	$(864)

Equity in net income (loss) of joint ventures	$1,502	$(258)	$(462)

(In thousands)	December 31,
Balance sheet data	2007
Real estate, net	$1,406
Other assets	308
Total assets	$1,714

Amounts payable to us	$15
Mortgages payable	4,135
Other liabilities	327
Equity	(2,763)
Total liabilities and equity	$1,714

Accumulated losses in excess of investments
in joint ventures	$(1,346)

             We made contributions to the joint ventures of zero and $69,000 for the years ended December 31, 2008 and 2007, respectively, and we received distributions of zero and $780,000 during 2008 and 2007, respectively.  Revenue from property and asset management fees charged to joint ventures aggregated $46,000, $270,000 and $487,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

7.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We provide management and other services to (and are reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which our Chief Executive Officer ("CEO") and/or other related parties have varying ownership interests.  The entities which own these properties, as well as other related parties, are referred to as "affiliates".  We also provided similar services to joint venture properties.  Management fees received from affiliates and joint ventures during the years ended December 31, 2008, 2007 and 2006, were $109,000, $365,000, and $587,000, respectively.

            Accounts and notes receivable from affiliates primarily consists of funds advanced, property management fees and other miscellaneous receivables.  On December 31, 2007, we had $750,000 receivable from the partnership that owned Idlewylde Apartments, which represented the final cash distribution related to our acquisition of our joint venture partner’s 51.0% interest in this property in June 2007.  These funds were received during the first quarter of 2008.

            In the normal course of business, we have advanced funds on behalf of affiliates and joint ventures and held funds for the benefit of affiliates and joint ventures.  Funds due from affiliates were $212,000 and $452,000 at December 31, 2008 and 2007, respectively.

            Merit Painting Services ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time.  JAS is owned by a son of our CEO.  Reported revenue related to work performed by Merit for JAS was $209,000, $1.4 million, and $265,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Accounts receivable owing from JAS to Merit at December 31, 2008 and 2007, respectively were $157,000 and $360,000.  The $157,000 owing at December 31, 2008, was subsequently paid in February 2009.

            In April 2008, we executed a $2.0 million contract with JAS that was approved by our Board of Directors, under which JAS provided general contractor services for the interior rehabilitation of one of our properties.  This project was completed and paid for during 2008.

            Merit has also provided services in 2008 to certain non-owned properties in which our CEO and/or other related parties have varying ownership interests.  Reported revenue related to the services performed in 2008 was $185,000.  The $185,000 was classified as a receivable at December 31, 2008, and subsequently paid in January 2009.

8.         COMMITMENTS AND CONTINGENCIES

Leases

            We had no equipment leased under capital leases at December 31, 2008 and 2007.  We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all noncancellable operating leases in which we are the lessee are immaterial.

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of December 31, 2008, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

Guarantees

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

9.         FAIR VALUE

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

            The following table presents the financial liability that we measured at fair value on a recurring basis as of December 31, 2008:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$-	$2,898	$-	$2,898

            To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of December 31, 2008, the impact of the credit valuation adjustments was not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activity" in Note 1 for additional information regarding the swaps.

            Rents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

            In the following disclosure, we determined estimated fair value by using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

            Mortgage notes payable, revolving debt, and other unsecured debt with an aggregate carrying value of $557.5 million and $556.7 million at December 31, 2008 and 2007, respectively, have an estimated aggregate fair value of approximately $549.0 million and $581.8 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities.

10.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Dividends declared but not paid	$2,920	$2,848	$2,934
Assumption of debt in connection with property acquisition	45,002	42,000	-
Reclassification of original issuance costs related to repurchase
of preferred shares and related discount/(premium), net	2,146	(172)	-
Net change in accounts payable related to recurring fixed
asset additions	558	599	859
Fixed asset adjustment for purchase of operating
partnership units	-	8	137
Final adjustment to fixed assets related to 2002
non-monetary joint venture exchange	-	-	506

11.        COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

            In December 2008, our Board of Directors authorized the repurchase of up to $25.0 million of our common and/or preferred shares.  This authorization is in addition to the $1.3 million remaining on our $50.0 million authorization which was originally approved by our Board of Directors in July 2005 and subsequently expanded in October 2006 to include our preferred shares.   As of December 31, 2008, we had repurchased 3,825,125 common shares under this plan at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million.

            During the year ended December 31, 2008, a total of 63,821 restricted shares had vested and were issued from treasury shares.  Effective January 1, 2006, we adopted SFAS 123(R).  This Statement requires that restricted shares are recorded as issued shares when they become vested.  In accordance with previous guidance under GAAP, we had recorded restricted shares as issued shares when they were initially granted.  As a result of the adoption of this Statement, the 144,582 restricted shares which were nonvested at January 1, 2006, were recorded as though they were returned to treasury.  See Note 14 for additional information related to the adoption of SFAS 123(R).

Preferred Shares

            We are authorized to issue a total of 9,000,000 Preferred Shares, designated as follows:

•	3,000,000 Class A Cumulative Preferred Shares, of which 225,000 have been designated as 9.75% Class A Cumulative Redeemable Preferred Shares and were redeemed in 2005.
•

3,000,000 Class B Cumulative Preferred Shares, of which 400,000 have been designated as Class B Series I Cumulative Preferred Shares and 232,000 have been designated as 8.70% Class B Series II Cumulative Redeemable Preferred Shares and are discussed below.

•	3,000,000 Noncumulative Preferred Shares.
F-26

            8.70% Class B Series II Cumulative Redeemable Preferred Shares.  In December 2004, we issued 2,320,000 depositary shares, each representing 1/10th of a share of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares, for $58.0 million and incurred costs of approximately $1.2 million related to the issuance.  The liquidation preference for each Class B Preferred Shares is $250.00 (equivalent to $25.00 per depositary share), plus accrued and unpaid dividends.  Dividends on the Class B Preferred Shares are cumulative from the date of issue and are payable quarterly.  Except in certain circumstances relating to the preservation of our status as a REIT, the Class B Preferred Shares are not redeemable prior to December 15, 2009.  On or after December 15, 2009, the Class B Preferred Shares are redeemable for cash at our option.  The net proceeds from this offering were used to redeem the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares.  During 2008 and 2007, we repurchased a total of 389,500 depositary shares under our $50.0 million share repurchase authorization, leaving 1,930,500 depositary shares outstanding as of December 31, 2008.

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

            If a person or group acquires 15.0% or more of our outstanding common shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities) having a market value equal to twice the then-current exercise price.  In addition, if, after the rights become exercisable, we are acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sell 50.0% or more of our assets or earning power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring common shares having a market value of twice the Right’s exercise price.  The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $.01 per Right.

            The distribution was made on January 29, 1999, to shareholders of record on that date.  The initial distribution of Rights was not taxable to shareholders.

     On December 30, 2008, we entered into an Amended and Restated Shareholder Rights Agreement to that among other matters extended the Plan to December 30, 2018 and revised the Plan definition of "beneficial ownership" to include certain derivative or synthetic arrangements having characteristics of a long position in the Company’s common shares.

12.        EARNINGS PER SHARE

            Earnings per share ("EPS") has been computed pursuant to the provisions of SFAS No. 128.  There were 1.4 million, 1.6 million, and 1.9 million options to purchase common shares outstanding at December 31, 2008, 2007 and 2006, respectively.  There were 189,867, 210,213, and 171,509 nonvested restricted share awards outstanding at December 31, 2008, 2007 and 2006, respectively.  The dilutive effect of these options and restricted share awards were not included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership minority interests into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

13.        EMPLOYEE BENEFIT PLANS

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

            We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 25.0% of their gross wages.  After one year of participation, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% of their wages.  We recorded expense in relation to this plan of approximately $116,000, $151,000 and $148,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

            Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997.  This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive.  This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board.  The SERP provides for us to make a contribution to the account of each of the participating officers at the end of each plan year.  The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year.  Contributions will not be taxable to the participant (other than social security and federal unemployment taxes once vested) until distribution.  The account balances earn interest each year at a rate determined by the Executive Compensation Committee of the Board.  In January 2007, the Executive Compensation Committee revised the annual contributions such that the accounts of participants not vested as of January 1, 2007, would no longer receive annual contributions, however their accounts will continue to receive interest.  The Executive Compensation Committee approves the interest rate at the beginning of the year.  The following table summarizes the changes in SERP balances for the years ended December 31, 2008, 2007 and 2006:

	Supplemental Executive Retirement Plan Benefit
	for the year ended December 31,
(In thousands)	2008	2007	2006
Balance at beginning of period	$1,337	$1,164	$1,035
Service cost	140	76	99
Forfeiture	-	-	(52)
Interest cost	111	97	82
Balance at end of period	$1,588	$1,337	$1,164

14.        EQUITY BASED AWARD PLANS

2008 Equity Based Award Plan

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

            Under the Plan, a total of 750,000 common shares are available for awards.  The Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares.  At December 31, 2008, no awards had been issued under this plan.

Year 2001 Equity Incentive Plan

            Our Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000.  On May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan").  The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation," as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares.  The Plan provides for equity award grants to our officers, employees and directors.  Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares and other awards based on common shares.  The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000.  At December 31, 2008, we had 482,762 common shares available for awards and 1,040,364 shares outstanding under this plan, of which 1,010,364 were exercisable.

Equity-Based Incentive Compensation Plan

            The Equity-Based Incentive Compensation Plan (the "Omnibus Equity Plan") expired February 20, 2005, and therefore no additional shares/awards will be granted under this plan.  At December 31, 2008, there were 295,000 shares outstanding and 275,000 shares exercisable under this plan.  These awards will remain in effect according to the original terms and conditions of the plan.  This plan provided key employees equity or equity based incentives under which 1.4 million of our common shares had been reserved for awards of share options and restricted shares.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

AERC Share Option Plan

            The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan.  At December 31, 2008, there were 13,000 options outstanding and exercisable under this plan.  These options will remain in effect according to the original terms and conditions of the plan.  Under this plan, 543,093 of our common shares had been reserved for awards of share options to eligible key employees.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Options Granted to Outside Directors

       We have granted options to outside directors on a periodic basis since the initial public offering ("IPO").  The option awards are determined and approved by the Board of Directors.  These option awards vest either one year or three years from the date of grant.  At December 31, 2008, there were 30,000 options outstanding and exercisable that had been awarded to outside directors.

Share-Based Compensation

            Our share-based compensation awards consist primarily of restricted shares.  We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company.  Certain of our share-based awards require only continued service with the company to vest.  These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date.  In accordance with SFAS 123(R), we have elected to recognize compensation cost on these awards on a straight-line basis.  In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest and the date at which they will vest is dependant upon the achievement of specified performance goals and/or market conditions.  Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.  Compensation cost for awards with market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period.  SFAS 123(R) requires us to estimate the amount of expected forfeitures when calculating compensation costs.  The forfeiture rates we use were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of expected future activity.

            During the year ended December 31, 2008, 2007, and 2006, we recognized total share-based compensation cost of $1.9 million, $1.5 million, and $928,000 in "General and administrative expense."

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  There were no stock options granted in 2008, and 4,000 options and 237,155 options were granted in 2007 and 2006, respectively.  The weighted average Black-Scholes assumptions and fair value for 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Expected volatility	27.5%	27.7%
Risk-free interest rate	4.5%	4.6%
Expected life of options (in years)	7.0	6.0
Dividend yield	4.3%	6.0%
Grant-date fair value	$3.45	$1.85

            The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted.  The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options.  We used the "simplified" method, as allowed at that time under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, to derive the expected life of the options.  The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

            The following table represents stock option activity for the year ended December 31, 2008:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	1,562,385	$9.52
Granted	-	$-
Exercised	180,021	$10.24
Forfeited	4,000	$15.99
Outstanding at end of period	1,378,364	$9.41	4.3 years
Exercisable at end of period	1,328,364	$9.40	4.2 years

            The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2008, was $376,000 and $362,000, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $697,000, $119,000, and $1.5 million, respectively.

            Restricted Shares.  Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions.  Cash distributions paid during the period of restriction on shares that are expected to vest are recorded as a charge to "Accumulated distributions in excess of accumulated net income."  Cash distributions paid during the period of restriction on shares that are expected to be forfeited are recorded as a charge to expense.  Prior to January 1, 2006, restricted share awards were recorded in shareholders' equity as deferred compensation on the grant date based upon the price of our common shares on the grant date and amortized into expense over the requisite service period based on the straight line method.  Upon adoption of SFAS 123(R) on January 1, 2006, $1.5 million of unearned compensation was recorded as though the nonvested shares were returned to treasury.  We recorded an immaterial cumulative effect of a change in accounting principle as a result of our change in policy from recognizing forfeitures as they occur to one where we recognize cost after the application of an estimated forfeiture rate.  This amount was recorded in "General and administrative expense" in the Consolidated Statements of Operations.  Accrued compensation cost of $561,000 related to nonvested restricted shares at January 1, 2006 was transferred to additional paid in capital from deferred compensation.

            The following table represents restricted share activity for the year ended December 31, 2008:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	210,213	$11.36
Granted	55,961	$10.45
Vested	63,821	$11.28
Forfeited	12,486	$9.39
Nonvested at end of period	189,867	$11.33

            During June 2007, we implemented the Associated Estates Realty Corporation Elective Deferred Compensation Program.  Under this plan, certain of our officers elected to defer the receipt of a portion of the restricted shares that had been granted during 2008 and 2007.  See Note 15 for additional information regarding this program.

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

            The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2008, 2007 and 2006 was $10.45, $11.77 and $11.64, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $583,000, $1.2 million and $482,000, respectively.  At December 31, 2008, there was $1.7 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.2 years.

15.        DIRECTOR/EXECUTIVE COMPENSATION

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

            The Plan allows for in-service and separation sub-accounts to permit election of distribution at either a specified date or following separation.  Payment of each deferral under the Plan will be made in the form specified in the participant's election, and may be in the form of a lump sum or annual installment payments over a period not to exceed four years.  Payment of each deferral under the Plan will be made on account of separation from service, death, or disability, or at a time specified by the participant, within the parameters set forth in the Plan.  Redeferral elections are permitted within the parameters set forth in the Plan.  Accounts will be distributed upon a change of control, and distribution due to unforeseen financial hardship is also possible.  At December 31, 2008 and 2007, there were 187,000 and 128,000 share equivalent units, respectively, deferred under this plan.

Director’s Deferred Compensation Plan

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

            Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director.  Fees for each period are credited to the deferral account as they are earned.  Amounts credited to the deferral account are converted to "share units" which are valued based upon the closing price of our common shares at the end of each reporting period.  Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment.  At the end of each reporting period, the total value of the deferred compensation is adjusted for increases in share units and for changes in our common share price.  The total amount of deferred compensation relating to this plan is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.  Adjustments to the total value of the plan are reflected in "General and administrative expenses" in the Consolidated Statements of Operations.  Distributions of $24,000 and $15,000 were made from this account during 2008 and 2007, respectively.  At December 31, 2008 and 2007, deferred director compensation totaled $1.5 million and $1.2 million, respectively.  The deferral account is vested at all times.

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

Annual Incentive Plan

            On February 26, 2008, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers.  Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities.  Officers are rewarded for accomplishing our short-term financial and business unit objectives.  In 2008, annual incentive opportunities for the officers were linked to property net operating income, as defined, business unit objectives and individual performance.  In 2008, the officers earned annual incentives of approximately $1.6 million in cash.  In 2007, the officers earned annual incentives of approximately $1.5 million in cash and $44,000 in restricted shares under the 2007 plan.  Restricted shares vest incrementally over a three-year period and participants receive voting rights and dividends during the restricted period.

Long-Term Incentive Plan

            On February 26, 2007, the Committee established the terms of the Company's 2007 Long-Term Incentive Plan ("LTIP") that is intended to create a stronger link to shareholder returns, reward long-term performance and foster retention of the executives.  Each executive had threshold, target and maximum award opportunities established that are expressed as a percentage of base salary.  The framework of the LTIP includes a single year and multi-year component.  The single-year component comprises approximately 50.0% of the long-term award.  Objectives under the single year LTIP are established annually at the beginning of the year and evaluated at the conclusion of the year.  If one or all of the objectives is met, a grant of restricted shares will be issued.  One-third of the issued shares will vest immediately and the remaining two-thirds will vest in equal, annual installments.  Restricted shares, if issued, have voting rights and dividends will be paid on them during the restricted period.  In 2007, officers earned approximately $800,000 under the single year LTIP.

            On February 26, 2008, the Committee approved the terms of the 2008 single-year component of the LTIP.  This component focused on interest coverage and fixed charge coverage financial ratios and same property NOI over a one-year period.  In 2008, officers earned approximately $1.3 million under the single year LTIP.

            The multi-year component focuses on performance over a three-year measurement period.  On an annualized basis, this component comprises 50.0% of the total LTIP and over the three-year period, is intended to provide opportunities that are approximately equal to three times the single year component.  The multi-year long term component focuses on cumulative total shareholder return over the three year period and continued employment with the Company.  Total shareholder return threshold, target and maximum objectives were established at the beginning of the three-year measurement period and a grant of restricted shares was issued at that time.  The value of the shares at the time of the grant was $3.4 million.  Performance objectives related to TSR will be evaluated at the end of the three-year period and if achieved, the shares will vest entirely one year after the conclusion of the three-year measurement period.  If total shareholder return objectives are not met, only the portion of shares that is attributable to continued employment with the Company will vest.  Restricted shares have voting rights and dividends accrue and earn interest at a rate determined by the Executive Compensation Committee during the restricted period.  Only the dividends and accrued interest attributable to shares that vest will be paid when such shares vest.  Grants under the multi-year component are issued and metrics and objectives are established every three years.

            On February 28, 2006, the Committee approved the 2006 awards under the 2006 LTIP.  The award generally consists of 50.0% Non-Qualified Stock Options ("NQSO's") and 50.0% restricted shares.  The NQSO's vested in thirds on December 31, 2008, 2007 and 2006.  The restricted shares vest at the end of the three-year cycle based on the attainment of the three-year benchmark.  One-sixth of the original award of restricted shares was accelerated at the end of each annual measurement period based upon the achievement of interim strategic objectives as determined by the Committee.  Restricted shares on which vesting was not accelerated were vested at the end of the three-year period as a result of the achievement of the overall objective.  Based on the grant-date fair value of the restricted shares awarded, officers earned approximately $88,000, $88,000 and $353,000 in 2008, 2007 and 2006, respectively, under the 2006 LTIP.

16.        SEGMENT REPORTING

            We have three reportable segments, identified below, that are based upon how we make decisions regarding resource allocation and performance assessment:

•	Acquisition/Disposition Multifamily Properties;
•	Same Community Multifamily Properties; and
•	Management and Service Operations.

            We previously reported a fourth segment, Affordable Housing Multifamily Properties; however, during the first half of 2008, all of our wholly owned Affordable Housing properties were sold.  Therefore, the financial information at December 31, 2008, and all prior periods for all of the wholly owned Affordable Housing properties are reported as discontinued operations in the Acquisition/Disposition Multifamily Properties segment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Same Community properties are multifamily residential properties.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliates and non-affiliates, and charge a market rate fee based upon services.  All of our segments are located in the United States.

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

            Segment information for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$17,326	$114,784	$8,769	$140,879
Elimination of intersegment revenue	(10)	(11)	(5,975)	(5,996)
Consolidated revenue	17,316	114,773	2,794	134,883

Operating loss from discontinued operations	(1,054)	-	-	(1,054)

*NOI	10,962	65,289	(168)	76,083

Total assets	183,760	502,227	13,909	699,896

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Year Ended December 31, 2007
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$6,466	$111,261	$20,536	$138,263
Elimination of intersegment revenue	-	(22)	(7,328)	(7,350)
Consolidated revenue	6,466	111,239	13,208	130,913

Operating income from discontinued operations	5,649	-	-	5,649

*NOI	4,099	61,927	(1,819)	64,207

Total assets	157,036	516,421	13,339	686,796

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.
F-35

	Year Ended December 31, 2006
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$-	$106,631	$20,555	$127,186
Elimination of intersegment revenue	-	(34)	(7,788)	(7,822)
Consolidated revenue	-	106,597	12,767	119,364

Operating loss from discontinued operations	(1,066)	-	-	(1,066)

*NOI	-	58,673	(1,295)	57,378

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            A reconciliation of total segment NOI to total consolidated net income for the years ended December 31, 2008, 2007 and 2006 is as follows:

(In thousands)	2008	2007	2006

Total NOI for reporting segments	$76,083	$64,207	$57,378
Depreciation and amortization	(36,930)	(30,216)	(26,865)
General and administrative expense	(13,769)	(10,327)	(9,840)
Interest income	135	430	652
Interest expense (a)	(36,489)	(40,131)	(46,808)
Equity in net income (loss) of joint ventures	1,502	(258)	(462)
Minority interest in operating partnership	(53)	(53)	(61)
Income from discontinued operations:
Operating (loss) income	(1,054)	5,649	(1,066)
Gain on disposition of properties	45,202	20,864	54,093
Consolidated net income	$34,627	$10,165	$27,021

(a)	Includes $4.2 million and $10.8 million of defeasance costs and deferred financing fees written off during 2007 and 2006, respectively.

17.        COMPREHENSIVE INCOME

            The following chart identifies our total comprehensive income for the years ended December 31, 2008, 2007, and 2006:

(In thousands)	Year Ended December 31,
	2008	2007	2006
Comprehensive income:
Net income	$34,627	$10,165	$27,021
Other comprehensive loss:
Change in fair value of hedge instruments	(1,849)	(979)	(46)
Total comprehensive income	$32,778	$9,186	$26,975

            For information regarding the change in fair value of hedge instruments, see “Derivative Instruments and Hedging Activity” in Note 1.

18.        SUBSEQUENT EVENTS

            Dividends.  On February 2, 2009, we paid a dividend of $0.17 per common share to shareholders of record on January 16, 2009, which had been declared on December 10, 2008.

            On January 29, 2009, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 13, 2009, to shareholders of record on February 27, 2009.

            Property Disposition Activity.  On January 9, 2009, we completed the sale of a 96-unit property located in Ohio.  This property had been classified as held for sale at December 31, 2008.  The sales price was $4.1 million and we will recognize a gain of approximately $2.3 million during the first quarter of 2009 related to this disposition.

            Debt.  In February 2009, we repaid two mortgage loans totaling $45.0 million.  Also in February 2009 we funded two new mortgage loans totaling $35.2 million.  Both of the new loans have variable interest rates of LIBOR plus 4.4% and mature in February 2016.

19.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2008
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$32,121	$34,020	$35,343
Revenue of sold/held for sale properties
transferred to discontinued operations	(196)	(209)	(209)
Revenue	$31,925	$33,811	$35,134	$34,013
Net income (loss) applicable to common shares	$37,444	$(1,380)	$(4,244)	$298
Basic and diluted earnings per share	$2.32	$(0.09)	$(0.26)	$0.02

	2007
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$30,685	$32,043	$34,535
Revenue of sold/held for sale properties
transferred to discontinued operations	(191)	(134)	(207)
Revenue	$30,494	$31,909	$34,328	$34,182
Net (loss) income applicable to common shares	$(811)	$8,796	$(4,022)	$1,106
Basic and diluted earnings per share	$(0.05)	$0.51	$(0.24)	$0.07

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (a)	Accounts	Deductions (b)	of Period

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$49	$1,825	$-	$(1,747)	$127
Valuation allowance-deferred tax asset	4,668	195	-	-	4,863

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$106	$2,076	$-	$(2,133)	$49
Valuation allowance-deferred tax asset	4,297	371	-	-	4,668

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$69	$2,153	$-	$(2,116)	$106
Valuation allowance-deferred tax asset	4,178	119	-	-	4,297

(a)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

(b)	Uncollectible amounts reserved for or written off.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	September, 1995	5-30	$2,357	$21,986	$924
Bay Club	December, 1990	5-30	129	3,622	476
Mallard's Crossing	February, 1995	5-30	941	8,499	2,028
Village at Avon	June, 1998	5-30	2,145	21,704	2,122
Westchester Townhomes	November, 1989	5-15	693	5,686	809
Western Reserve	August, 1996	5-30	691	6,866	198
Westlake Townhomes	October, 1995	5-30	559	332	274
Williamsburg Townhomes	February, 1994	5-30	844	12,787	2,252

CENTRAL OHIO
St. Andrews at Little Turtle	March, 1995	5-30	478	4,216	767
Bedford Commons	December, 1994	5-30	929	5,751	644
Bradford at Easton	October, 1995	5-30	2,033	16,303	1,089
Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	2,627
Heathermoor	August, 1994	5-30	1,796	8,535	1,459
Kensington Grove	July, 1995	5-30	533	4,600	508
Lake Forest	July, 1994	5-30	824	6,135	631
Muirwood Village at Bennell	March, 1994	5-30	790	4,657	458
Perimeter Lakes	Sept, 1996	5-30	1,265	8,647	872
Saw Mill Village	April, 1997	5-30	2,548	17,218	3,040
Sterling Park	August, 1994	5-30	646	3,919	334
Residence at Turnberry	March, 1994	5-30	869	11,567	3,812
Wyndemere Land	March, 1997	-	200	-	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

(In thousands)	Gross Amount at Which Carried at December 31, 2008
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(a)

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$2,357	$22,910	$25,267	$8,360	$19,500
Bay Club	129	4,098	4,227	2,597	-
Mallard's Crossing	941	10,527	11,468	4,830	-
Village at Avon	2,145	23,826	25,971	7,148	21,000
Westchester Townhomes	693	6,495	7,188	4,591	-
Western Reserve	691	7,064	7,755	2,580	4,931
Westlake Townhomes	-	1,165	1,165	1,102	-
Williamsburg Townhomes	844	15,039	15,883	7,507	-

CENTRAL OHIO
St. Andrews at Little Turtle	478	4,983	5,461	2,330	-
Bedford Commons	929	6,395	7,324	3,000	-
Bradford at Easton	2,033	17,392	19,425	6,998	12,803
Residence at Christopher Wren	1,560	16,381	17,941	8,103	9,444
Heathermoor	1,796	9,994	11,790	5,174	8,588
Kensington Grove	533	5,108	5,641	2,285	3,234
Lake Forest	824	6,766	7,590	3,331	-
Muirwood Village at Bennell	790	5,115	5,905	2,564	-
Perimeter Lakes	1,265	9,519	10,784	4,218	5,714
Saw Mill Village	2,548	20,258	22,806	8,079	11,150
Sterling Park	646	4,253	4,899	2,069	2,968
Residence at Turnberry	869	15,379	16,248	8,288	8,080
Wyndemere Land	200	-	200	-	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
SOUTHERN OHIO
Remington Place	April, 1997	5-30	$1,645	$10,031	$661

MICHIGAN
Arbor Landings	June, 1999	5-30	1,129	10,403	9,584
Aspen Lakes Apartments	September,1996	5-30	742	5,501	907
Central Park Place	December, 1994	5-30	1,013	7,363	1,242
Country Place Apartments	June, 1995	5-30	768	4,181	638
Clinton Place Apartments	August, 1997	5-30	1,219	9,478	1,206
Georgetown Park Apartments	June, 1999	5-30	1,778	12,141	13,374
Oaks at Hampton	August, 1995	5-30	3,026	27,204	3,222
The Landings at the Preserve	September, 1995	5-30	1,081	7,190	984
Spring Brook Apartments	June, 1996	5-30	610	5,308	510
Spring Valley Apartments	October,1997	5-30	1,433	13,461	1,217
Summer Ridge	April, 1996	5-30	1,251	11,194	1,552

FLORIDA
Cypress Shores	February, 1998	5-30	2,769	16,452	1,001
Windsor Pines	October, 1998	5-30	4,834	28,795	794
Courtney Chase (b)	August, 2004	5-30	3,032	20,452	313
Vista Lago (b)	March, 2005	5-30	4,012	35,954	52

GEORGIA
The Falls	February, 1998	5-30	5,403	23,420	2,604
Morgan Place	July, 1998	5-30	3,292	9,159	625
Cambridge at Buckhead (b)	October, 2005	5-30	6,166	16,730	412
Idlewylde (b)	June, 2007	5-30	12,058	53,124	299

BALTIMORE/WASHINGTON
Reflections	February, 1998	5-30	1,807	12,447	3,260
Annen Woods	July, 1998	5-30	1,389	9,069	1,092
Hampton Point	July, 1998	5-30	3,394	21,703	2,288

INDIANA
Residence at White River	February, 1997	5-30	1,064	11,631	1,023
Waterstone Apartments	August, 1997	5-30	1,508	22,861	1,131
Steeplechase	July, 1998	5-30	2,261	16,257	685

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

(In thousands)	Gross Amount at Which Carried at December 31, 2008
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(a)

RESIDENTIAL MULTIFAMILY PROPERTIES
SOUTHERN OHIO
Remington Place	$1,645	$10,692	$12,337	$4,250	$-

MICHIGAN
Arbor Landings	1,682	19,434	21,116	7,560	16,995
Aspen Lakes Apartments	742	6,408	7,150	2,670	-
Central Park Place	1,013	8,605	9,618	3,999	6,428
Country Place Apartments	768	4,819	5,587	2,158	-
Clinton Place Apartments	1,219	10,684	11,903	4,121	8,496
Georgetown Park Apartments	2,128	25,165	27,293	10,637	16,000
Oaks at Hampton	3,026	30,426	33,452	13,700	26,014
The Landings at the Preserve	1,081	8,174	9,255	3,527	-
Spring Brook Apartments	610	5,818	6,428	2,431	4,437
Spring Valley Apartments	1,433	14,678	16,111	5,570	10,817
Summer Ridge	1,251	12,746	13,997	5,405	8,845

FLORIDA
Cypress Shores	2,769	17,453	20,222	6,352	27,344
Windsor Pines	4,834	29,589	34,423	10,387	39,390
Courtney Chase(b)	3,032	20,765	23,797	3,661	-
Vista Lago(b)	4,012	36,006	40,018	5,200	-

GEORGIA
The Falls	5,403	26,024	31,427	9,810	16,558
Morgan Place	3,292	9,784	13,076	3,538	-
Cambridge at Buckhead(b)	6,166	17,142	23,308	2,124	-
Idlewylde(b)	12,058	53,423	65,481	3,535	42,000

BALTIMORE/WASHINGTON
Reflections	1,807	15,707	17,514	5,231	19,450
Annen Woods	1,389	10,161	11,550	3,855	13,025
Hampton Point	3,394	23,991	27,385	8,925	33,000

INDIANA
Residence at White River	1,064	12,654	13,718	5,030	9,221
Waterstone Apartments	1,508	23,992	25,500	9,273	16,500
Steeplechase	2,261	16,942	19,203	5,965	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
PENNSYLVANIA
Chestnut Ridge	March, 1996	5-30	$2,146	$19,159	$3,809

VIRGINIA
The Alexander at Ghent (b)	June, 2007	5-30	4,368	43,263	513
The Belvedere (b)	April, 2008	5-30	6,044	35,353	-
River Forest (b)	April, 2008	5-30	3,751	25,758	-
River Forest Land	April, 2008	5-30	904	-	-
			$108,727	$731,826	80,322

MANAGEMENT SERVICE COMPANIES	November, 1993	10-30			6,014
Land, Building and Improvements					$86,336

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008

(In thousands)	Gross Amount at Which Carried at December 31, 2008
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(a)

RESIDENTIAL MULTIFAMILY PROPERTIES
PENNSYLVANIA
Chestnut Ridge	$2,146	$22,968	$25,114	$9,213	$19,000

VIRGINIA
The Alexander at Ghent	4,368	43,776	48,144	2,680	24,500
The Belvedere	6,044	35,353	41,397	881	25,963
River Forest	3,751	25,758	29,509	650	18,806
River Forest Land	904	-	904	-	-
	109,071	811,804	920,875	257,492	$510,201

MANAGEMENT SERVICE COMPANIES	1,278	4,736	6,014	2,278
Land, Building and Improvements	$110,349	$816,540	926,889	259,770
Furniture, Fixtures and Equipment			29,427	23,443
Construction in Progress			745	-
GRAND TOTALS			$957,061	$283,213

(a)	Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(b)	These property acquisitions were recorded in accordance with SFAS 141. As such, we recognized intangible assets, such as in place leases not included in the initial costs or historical costs shown.

SCHEDULE III

ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

The Aggregate Cost for Federal Income Tax purposes was approximately $923.2 million at December 31, 2008.

The changes in Total Real Estate Assets for the years ended December 31, 2008, 2007 and 2006 are as follows:

(In thousands)	2008	2007	2006

Balance, beginning of period	$965,013	$877,797	$944,724
Disposal of fixed assets	(99,523)	(39,984)	(80,938)
New acquisition properties	78,320	113,748	-
Improvements	13,251	13,452	14,011
Balance, end of period	$957,061	$965,013	$877,797

The changes in Accumulated Depreciation for the years ended December 31, 2008, 2007 and 2006 are as follows:

(In thousands)	2008	2007	2006

Balance, beginning of period	$305,427	$286,277	$298,788
Disposal of fixed assets	(56,152)	(13,468)	(45,053)
Depreciation for period	33,938	32,618	32,542
Balance, end of period	$283,213	$305,427	$286,277

