Form 10-Q
period 2009-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2009-05-05
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The number of shares outstanding as of April 28, 2009 was 16,698,510 shares

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	March 31,	December 31,
ASSETS	2009	2008
Real estate assets
Land	$110,220	$110,220
Buildings and improvements	813,283	812,443
Furniture and fixtures	29,625	29,315
	953,128	951,978
Less: accumulated depreciation	(288,928)	(280,541)
	664,200	671,437
Construction in progress	883	745
Real estate associated with property held for sale, net	-	1,666
Real estate, net	665,083	673,848
Cash and cash equivalents	3,508	3,551
Restricted cash	6,953	6,873
Accounts and notes receivable, net
Rents	1,010	1,320
Affiliates	197	606
Other	1,250	1,842
Goodwill	1,725	1,725
Other assets, net	9,848	10,131
Total assets	$689,574	$699,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$489,868	$510,201
Unsecured revolving credit facility	38,300	21,500
Unsecured debt	25,780	25,780
Total debt	553,948	557,481
Accounts payable, accrued expenses and other liabilities	22,350	26,217
Dividends payable	2,961	2,920
Resident security deposits	3,383	3,360
Accrued interest	2,289	2,468
Total liabilities	584,931	592,446
Noncontrolling redeemable interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050
outstanding at March 31, 2009 and December 31, 2008, respectively	48,263	48,263
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and
16,698,563 and 16,556,221 outstanding at March 31, 2009 and December 31, 2008, respectively	2,300	2,300
Paid-in capital	282,254	282,501
Accumulated distributions in excess of accumulated net income	(163,401)	(159,595)
Accumulated other comprehensive loss	(2,209)	(2,899)
Less: Treasury shares, at cost, 6,297,200 and 6,439,542 shares
at March 31, 2009 and December 31, 2008, respectively	(64,393)	(64,949)
Total shareholders' equity	102,814	105,621
Total liabilities and shareholders' equity	$689,574	$699,896

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2009	2008
Revenue
Property revenue	$32,894	$31,235
Management and service company revenue:
Fees, reimbursements and other	468	553
Painting services	96	137
Total revenue	33,458	31,925
Expenses
Property operating and maintenance	14,200	13,107
Depreciation and amortization	9,466	8,505
Direct property management and service company expense	359	396
Painting services	213	243
General and administrative	3,140	3,528
Total expenses	27,378	25,779
Operating income	6,080	6,146
Interest income	15	16
Interest expense	(8,213)	(9,083)
(Loss) income before equity in net loss of joint ventures
and income from discontinued operations	(2,118)	(2,921)
Equity in net loss of joint ventures	-	(22)
(Loss) income from continuing operations	(2,118)	(2,943)
Income from discontinued operations:
Operating (loss) income	(33)	(1,308)
Gain on disposition of properties	2,278	42,910
Income from discontinued operations	2,245	41,602
Net income	127	38,659
Net loss attributable to noncontrolling redeemable interest	(14)	(14)
Net income attributable to AERC	113	38,645
Preferred share dividends	(1,049)	(1,200)
Allocation to participating securities	-	(688)
Net (loss) income attributable to AERC applicable to common shares	$(936)	$36,757

Earnings per common share - basic and diluted:
(Loss) income from continuing operations attributable to AERC
applicable to common shares	$(0.19)	$(0.26)
Income from discontinued operations	0.13	2.53
Net (loss) income attributable to AERC applicable to common shares	$(0.06)	$2.27

Dividends declared per common share	$0.17	$0.17

Weighted average number of common shares
outstanding - basic and diluted	16,434	16,167

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cash flow from operating activities:
Net income	$127	$38,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	9,466	9,302
Loss on fixed asset replacements write-off	13	19
Gain on disposition of properties	(2,278)	(42,910)
Amortization of deferred financing costs and other	322	357
Share-based compensation	604	542
Equity in net loss of joint ventures	-	22
Net change in assets and liabilities:
Accounts and notes receivable	1,310	1,132
Accounts payable and accrued expenses	(2,469)	(4,259)
Other operating assets and liabilities	(314)	(1,246)
Restricted cash	(80)	1,001
Total adjustments	6,574	(36,040)
Net cash flow provided by operations	6,701	2,619
Cash flow from investing activities:
Recurring fixed asset additions	(2,193)	(1,362)
Revenue enhancing/non-recurring fixed asset additions	(69)	(86)
Acquisition fixed asset additions	(58)	(5,630)
Net proceeds from disposition of operating properties	3,836	84,791
Deposit of sale proceeds to escrow account	-	(23,581)
Net cash flow provided by investing activities	1,516	54,132
Cash flow from financing activities:
Principal payments on mortgage notes payable	(72,784)	(43,594)
Payment of debt procurement costs	(686)	(601)
Proceeds from mortgage notes obtained	52,450	-
Revolver borrowings	78,500	66,750
Revolver repayments	(61,700)	(73,750)
Common share dividends paid	(2,801)	(2,765)
Preferred share dividends paid	(1,049)	(1,200)
Operating partnership distributions paid	(14)	(14)
Purchase of preferred and/or treasury shares	(176)	(215)
Net cash flow used for financing activities	(8,260)	(55,389)
(Decrease) increase in cash and cash equivalents	(43)	1,362
Cash and cash equivalents, beginning of period	3,551	1,549
Cash and cash equivalents, end of period	$3,508	$2,911

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,961	$2,847
Cash paid for interest	8,070	11,441
Net change in accounts payable related to fixed asset additions	(780)	(257)

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.         BASIS OF PRESENTATION AND ACCOUNTING POLICIES

            Except as the context otherwise requires, all references to "we," "our," "us," "AERC" and the "Company" in this report collectively refer to Associated Estates Realty Corporation and its consolidated subsidiaries.

Business

We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities.  Our main source of income is rental revenue.  Additional income is derived primarily from property and asset management fees.

As of March 31, 2009, our property portfolio consisted of: (i) 49 apartment communities containing 12,576 units in eight states that are wholly owned, either directly or indirectly through subsidiaries; (ii) three apartment communities that we manage for third party owners consisting of 616 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2008.

Noncontrolling Redeemable Interest

            In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51" ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 also requires minority interests to be recharacterized as noncontrolling interests.  SFAS 160 was effective for us January 1, 2009, and as such, the operating partnership minority interest reported in our Annual Report on Form 10-K for the year ended December 31, 2008, has been recharacterized as noncontrolling redeemable interest for all periods presented.

Share-Based Compensation

During the three months ended March 31, 2009 and 2008, we recognized total share-based compensation cost of $606,000 and $471,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.

Stock Options.  During the three months ended March 31, 2009, there were 8,000 options awarded and no options exercised.  There were no stock options awarded or exercised during the three months ended March 31, 2008.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for options awarded during the three months ended March 31, 2009, were as follows:

Expected volatility	36.5%
Risk-free interest rate	2.0%
Expected life of options (in years)	7.2
Dividend yield	12.2%
Grant-date fair value	$0.44

            The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted.  The risk-free interest rate used was the yield from U.S. Treasury bonds on the date of grant with a maturity approximating the expected life of the options.  The expected life of the options was derived using our historical experience for similar awards.  The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

Restricted Shares.  The following table represents restricted share activity for the three months ended March 31, 2009:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	189,867	$11.33
Granted	176,108	$5.33
Vested	101,005	$5.47
Forfeited	625	$11.47
Nonvested at end of period	264,345	$8.24

At March 31, 2009, there was $2.8 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.5 years.  Pursuant to the terms of the Company's Elective Deferred Compensation Program, certain of our officers elected to defer the receipt of all or a portion of the restricted shares granted them during the three months ended March 31, 2009.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), amends and expands the disclosure requirements of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

            We do not use derivatives for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from these hedges.

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

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of existing variable rate debt.  No hedge ineffectiveness on these cash flow hedges was recognized during the three months ended March 31, 2009.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  During the next twelve months, we estimate that approximately $2.1 million will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of March 31, 2009:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts
Interest rate swaps	2	$63,000

            The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 7 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of March 31, 2009		As of December 31, 2008

(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging
instruments under SFAS 133:
Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$2,209	expenses and other liabilities	$2,899

            The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income (see Note 5 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized in	Location of Gain or (Loss)	from Accumulated
	OCI on Derivative	Reclassified from	OCI into Income
(In thousands)	(Effective Portion)	Accumulated OCI	(Effective Portion)
Derivatives in SFAS 133 Cash	Three Months Ended	into Income	Three Months Ended
Flow Hedging Relationships	March 31, 2009	(Effective Portion)	March 31, 2009
Interest rate swaps	$(272)	Interest expense	$(418)

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million. As of March 31, 2009, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2009, we would have been required to settle our obligations under the agreements at their termination value of $2.9 million.

Classification of Fixed Asset Additions

We define recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value.  Revenue enhancing/non-recurring fixed asset additions are defined as capital expenditures that increase the value of the property and/or enable us to increase rents.  Acquisition fixed asset additions are defined as capital expenditures for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

2.         DISPOSITION ACTIVITY

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

On January 9, 2009, we completed the sale of a 96-unit property located in Northeast Ohio.  The sales price was $4.1 million and we recorded a gain of $2.3 million.

            "Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, includes the operating results for the properties sold in 2009 and prior years, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations:"

	Three Months Ended
	March 31,
(In thousands)	2009	2008
REVENUE
Property revenue	$27	$4,210

EXPENSES
Property operating and maintenance	60	2,353
Depreciation and amortization	-	796
Total expenses	60	3,149
Operating income	(33)	1,061
Interest income	-	3
Interest expense (1)	-	(2,372)
Gain on disposition of properties	2,278	42,910
Income from discontinued operations	$2,245	$41,602

(1)	Interest expense for the three months ended March 31, 2008 includes $2.0 million of defeasance and other prepayment costs.

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2009		December 31, 2008
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$116,991	7.7%	$154,685	7.7%
Mortgages payable - other (1)	337,646	5.8%	320,516	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	480,417	6.4%	500,981	6.5%

VARIABLE RATE DEBT
Mortgages payable	35,231	4.9%	35,000	1.6%
Unsecured revolving credit facility	38,300	2.4%	21,500	3.7%
Total variable rate debt	73,531	3.6%	56,500	2.4%
TOTAL DEBT	$553,948	6.0%	$557,481	6.1%

(1)	Includes $63.0 million of variable rate debt swapped to fixed as of March 31, 2009 and December 31, 2008.

Mortgage Notes Payable

The following table provides information on loans repaid at par as well as loans obtained during 2009:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Rate		Amount	Rate		Maturity
Saw Mill Village	$11,119	7.5%		$17,220	6.0%		April 2016
Georgetown Park	16,000	1.6%	(a)	-	N/A		N/A
Chestnut Ridge	19,000	1.4%	(a)	-	N/A		N/A
Oaks at Hampton	25,977	7.5%		-	N/A		N/A
Steeplechase at Shiloh	-	N/A		13,790	4.9%	(a)	March 2016
Courtney Chase	-	N/A		21,440	4.9%	(a)	March 2016
	$72,096	4.6%	(b)	$52,450	5.2%	(b)

(a)	Denotes variable rate loans. Variable rates on loans obtained are as of March 31, 2009.

(b)	Represents weighted average interest rate for the loans listed.

            During 2008, 2007 and 2006, we defeased 21 loans.  These loans were defeased in accordance with the loan documents.  Also, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the initial transfer.  However, we subsequently learned that certain defeasance transactions, completed prior to June 2007, could enable us to receive a refund of a portion of the costs incurred in connection with the transaction.  During the first quarter of 2009, we received a refund of $563,000, which is included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.

            We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2009 determined that goodwill was not impaired and as such there were no changes to the carrying value of goodwill as of March 31, 2009.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Intangible Assets

In accordance with SFAS 141(R), "Business Combinations," we allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 to 16 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.

5.         SHAREHOLDERS' EQUITY

The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Three Months	Twelve Months
	Ended	Ended
(In thousands)	March 31, 2009	December 31, 2008
Noncontrolling redeemable interest
Balance outstanding at beginning of period	$1,829	$1,829
Balance outstanding at end of period	$1,829	$1,829

Preferred shares
Balance outstanding at beginning of period	$48,263	$55,213
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	(6,950)
Balance outstanding at end of period	48,263	48,263

Common shares (at $.10 stated value)
Balance outstanding at beginning and end of period	2,300	2,300

Paid-in capital
Balance outstanding at beginning of period	282,501	281,152
Share based compensation	(247)	1,294
Shares issued from treasury for stock option exercises	-	(88)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	143
Balance outstanding at end of period	282,254	282,501

Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(159,595)	(180,436)
Net income	127	34,680
Net loss attributable to noncontrolling redeemable interest	(14)	(53)
Share based compensation	1	8
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	2,146
Common share dividends declared	(2,871)	(11,285)
Preferred share dividends declared	(1,049)	(4,655)
Balance outstanding at end of period	(163,401)	(159,595)

Accumulated other comprehensive loss
Balance outstanding at beginning of period	(2,899)	(1,050)
Change in fair value of hedge instruments	690	(1,849)
Balance outstanding at end of period	(2,209)	(2,899)

Treasury shares (at cost)
Balance outstanding at beginning of period	(64,949)	(67,393)
Purchase of common shares	(177)	(221)
Share based compensation	733	734
Shares issued from treasury for stock option exercises	-	1,931
Balance outstanding at end of period	(64,393)	(64,949)
Total Shareholders' Equity	$102,814	$105,621

            The following table identifies total comprehensive income:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Comprehensive income:
Net income attributable to AERC	$113	$38,645
Other comprehensive income (loss):
Change in fair value of hedge instruments	690	(1,693)
Total comprehensive income	$803	$36,952

6.         EARNINGS PER SHARE

Earnings per share ("EPS") have been computed pursuant to the provisions of SFAS 128, "Earnings per Share."  In June 2008, the Financial Accounting Standards Board issued Staff Position FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which was effective for us January 1, 2009.  This FSP clarifies that nonvested awards containing nonforfeitable dividend rights are participating securities and are therefore required to be included in the computations of basic and diluted earnings per share.  This FSP requires retrospective application to all periods presented.

There were 1.4 million and 1.6 million options to purchase common shares outstanding at March 31, 2009 and 2008, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership noncontrolling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

7.         FAIR VALUE

Fair value determined in accordance with GAAP should be based on the assumptions that market participants would use when pricing certain assets or liabilities.  Inputs used in determining fair value should be from the highest level available in the following hierarchy:

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

The following table presents the financial liabilities that we measured at fair value on a recurring basis as of March 31, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$-	$2,209	$-	$2,209

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of March 31, 2009, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activities" in Note 1 for additional information regarding the swaps.

8.         INTERIM SEGMENT REPORTING

We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We have identified our reportable segments based upon how management makes decisions regarding resource allocation and performance assessment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when its occupancy rate reaches 93.0% and we have owned the property for one year), and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Same Community properties are multifamily residential apartments that have been owned during the entirety of the comparison periods.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates, and charge a market rate fee based upon such services.  All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2008.  We evaluate the performance of our reportable segments based on Net Operating Income ("NOI").  NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations) and Same Community segments and deducting direct property management and service company expenses and painting service expenses from Management and Service Company revenue for the Management and Service Operations segment.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define NOI in a different manner.

Segment information for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31, 2009
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$1,701	$31,194	$1,967	$34,862
Elimination of intersegment revenue	(1)	-	(1,403)	(1,404)
Consolidated revenue	1,700	31,194	564	33,458

Operating loss from discontinued operations	(33)	-	-	(33)

*NOI	1,117	17,577	(8)	18,686

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Three Months Ended March 31, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$-	$31,235	$2,332	$33,567
Elimination of intersegment revenue	-	-	(1,642)	(1,642)
Consolidated revenue	-	31,235	690	31,925

Operating loss from discontinued operations	(1,308)	-	-	(1,308)

*NOI	-	18,128	51	18,179

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

Total assets for each of the reportable segments are summarized as follows:

	March 31,	December 31,
	2009	2008
(In thousands)
Acquisition/disposition	$72,082	$75,012
Same community	603,991	610,975
Management and service operations	13,501	13,909
Total assets	$689,574	$699,896

A reconciliation of NOI to total consolidated net income attributable to AERC is as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Property NOI	$18,694	$18,128
Management and service operations NOI	(8)	51
Depreciation and amortization	(9,466)	(8,505)
General and administrative expense	(3,140)	(3,528)
Interest income	15	16
Interest expense	(8,213)	(9,083)
Equity in net loss of joint ventures	-	(22)
Income from discontinued operations:
Operating (loss) income	(33)	(1,308)
Gain on disposition of properties	2,278	42,910
Income from discontinued operations	2,245	41,602
Net income	127	38,659
Net loss attributable to noncontrolling interest	(14)	(14)
Consolidated net income attributable to AERC	$113	$38,645

9.         CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of March 31, 2009, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

10.        SUBSEQUENT EVENTS

Dividends.

On May 1, 2009, we paid a dividend of $0.17 per common share to shareholders of record on April 15, 2009, which had been declared on March 17, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2009 performance, which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

Overview.

We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 98.3% of our consolidated revenue for the three months ended March 31, 2009.

            The operating performance of our properties is affected by general economic trends including but not limited to factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by access to and the cost of capital.

Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors to adapt to changing market conditions, thus allowing us to maximize rental income.  Indicators that we use in measuring these factors include physical occupancy and net rents.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property NOI to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.  See Note 8 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property NOI and total NOI, in addition to a reconciliation of NOI to consolidated net income in accordance with GAAP.

We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  Our Same Community portfolio consists of 47 properties containing 12,040 units and accounted for 94.8% of total property revenue and 94.0% of our property NOI during the three months ended March 31, 2009.  NOI for the Same Community portfolio decreased $551,000 or 3.0% during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.  This decrease was primarily attributable to an $806,000 or 15.6% reduction in NOI at our Florida and Georgia properties, while NOI at our Midwest portfolio increased $342,000 or 3.2%.

Updated 2009 Expectations.

•	Portfolio performance - We expect Same Community property NOI to decrease in the range of -3.1% to -0.6% in 2009.
•

Property acquisitions and sales – We plan to acquire approximately $80.0 million of properties, while disposing of approximately $80.0 million of properties.  We also plan to develop 60 units on the land parcel adjacent to one of our properties in the Richmond, Virginia metropolitan area, at an approximate cost of $7.0 million.

•

Debt repayment – We expect net defeasance/prepayment costs to be approximately $1.2 million to defease/prepay debt during 2009.  Defeasance/prepayment costs are expected to be incurred in conjunction with the sales of certain properties that are secured by mortgages that are subject to defeasance/prepayment penalties if the debt is repaid prior to their respective prepayment dates.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity.  Significant sources and uses of cash during the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Net cash provided by operating activities	$6,701	$2,619
Fixed assets:
Property/land acquisitions, net	(58)	(5,630)
Net property disposition proceeds	3,836	61,210
Recurring, revenue enhancing and non-recurring capital expenditures	(2,262)	(1,448)
Debt:
Decrease in mortgage notes	(20,334)	(43,594)
Increase (decrease) in revolver borrowings	16,800	(7,000)
Cash dividends and operating partnership distributions paid	(3,864)	(3,979)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the revolver and proceeds from property sales.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Four mortgage loans totaling approximately $72.2 million were to mature in 2009.  During the three months ended March 31, 2009, we repaid $52.5 million of the maturing debt with funds from new mortgage loans that mature in 2016 and we utilized short term funding from our revolver for the remaining $19.7 million.  As of March 31, 2009, our revolver had $111.7 million available for borrowing and matures on March 11, 2011.

            While we expect the slowing of rental revenue growth rates to continue, we anticipate that cash flow provided by operations for the remainder of the year will remain nearly consistent with current levels and will be adequate to fund our cash needs, other than the $7.0 million required to develop a 60-unit expansion of a Richmond, Virginia property, which we intend to fund with borrowings on our revolver.

Cash flow provided by operations increased during 2009 compared to 2008 primarily due to an increase in cash flow from property operations of $2.3 million and changes in accounts payable and accrued expenses of $1.7 million.  The changes in accounts payable and accrued expenses are primarily a result of the payment of capital improvement projects completed in 2008 but paid for during the first quarter of 2009 and differences in the timing of the payment of insurance premiums.

We anticipate funding approximately $9.1 million for recurring, revenue enhancing and nonrecurring capital expenditures for the remainder of 2009.  These expenditures are expected to be funded largely from cash flow provided by operating activities.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include secured or unsecured debt financings, borrowings on the revolver, the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties and undistributed earnings.

We anticipate that we will meet our 2009 liquidity requirements through cash flow provided by operations.  We believe that this and other sources, such as the revolver, should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.  We anticipate that we will continue paying quarterly regular dividends in cash.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

In the following discussion, Same Community properties represent 47 properties that we have owned during the entirety of the comparison periods.  Acquired properties represent two properties acquired in April 2008.

The net loss from continuing operations decreased $825,000 during 2009 compared to 2008 primarily due to total property NOI increases and reductions in interest expense during 2009.  Property NOI for the acquisition properties increased approximately $1.1 million in the first quarter.  Property NOI for the Same Community properties decreased approximately $551,000 during 2009, primarily as a result of increased property operating expenses coupled with flat property revenue during the first quarter.  These reductions to net loss from continuing operations were partially offset by increases in depreciation and amortization during the first quarter.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when
	comparing the three months
	ended March 31, 2009
(In thousands)	to March 31, 2008
Property revenue	$1,659	5.3%
Property operating and maintenance	1,093	8.3%
Property NOI	566	3.1%

Depreciation and amortization	961	11.3%
Interest expense	(870)	(9.6)%
Income from discontinued operations	(39,357)	(94.6)%

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net rent per unit (gross potential rents less concessions divided by total number of units).  This information is presented in the following tables for the three months ended March 31, 2009 and 2008:

	Physical Occupancy
	March 31,
	2009	2008
Same Community Properties:
Midwest	95.8%	95.2%
Mid-Atlantic	95.1%	96.0%
Southeast	88.8%	92.6%
Total Same Community	94.0%	94.6%
Acquired Properties	93.5%	N/A

	Average Monthly Net Collected
	Rent Per Unit
	For the Three Months
	Ended March 31,
	2009	2008
Same Community Properties:
Midwest	$777	$754
Mid-Atlantic	$1,239	$1,226
Southeast	$874	$943
Total Same Community	$837	$838
Acquired Properties	$997	N/A

            Total property revenue increased in the first quarter primarily as a result of increases in revenue from the Acquired properties of $1.7 million.  Property revenue for the Same Community segment remained relatively flat in the first quarter of 2009 compared to the first quarter of 2008.  Property revenue for the Midwest portfolio increased $564,000 or 3.0% during 2009 primarily as a result of stable occupancy combined with rental rate increases and a reduction in concessions being offered.  Property revenue for the Southeast portfolio decreased $665,000 or 7.6% during 2009 primarily because of decreased physical occupancy and increases in concessions being offered.  Property revenue for the Mid-Atlantic portfolio remained relatively unchanged during the first quarter of 2009 when compared to the first quarter of 2008.

Property operating and maintenance expenses.  Property operating and maintenance expenses for the Same Community segment increased $510,000 or 3.9% during the first quarter of 2009 primarily as a result of increases in real estate tax and insurance expense, repairs and maintenance costs, and utilities expense.  Additionally, property operating and maintenance expenses related to the Acquired properties increased $583,000 during the first quarter of 2009.

Depreciation and amortization.  Depreciation and amortization expense increased in 2009 primarily due to an increase in depreciation and the amortization of intangible assets related to the Acquired properties.

Interest expense.  Interest expense decreased in 2009 primarily as a result of a refund of $563,000 in defeasance costs in connection with certain previously defeased loans and decreased interest expense of $137,000 for borrowings on our revolver.

Income from Discontinued Operations.  Discontinued operations include the operating results of a property sold in the first quarter of 2009 and 15 properties that were sold during 2008 and the gains related to sales completed during the first quarter of 2009 and 2008.  Defeasance/prepayment costs recognized in 2008 totaling $2.0 million were included in discontinued operations.  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at March 31, 2009 and 2008, an interest rate change of 100 basis points would impact interest expense approximately $735,000 and $480,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2008, for a more complete discussion of interest rate sensitive assets and liabilities.

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

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2009

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
January 1 through
January 31	-	$-	-	$26,288
February 1 through
February 28	28,130	5.32	-	26,288
March 1 through
March 31	5,011	5.36	-	26,288
Total	33,141	$5.32	-

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

            During the quarter ended March 31, 2009, the amount of dividends declared on our common shares exceeded net income attributable to AERC.  Net cash provided by operating activities, however, was sufficient to pay such dividends.  For an additional discussion of cash flow and liquidity, see "Liquidity and Capital Resources" presented in Part I, Item 2 of this report on Form 10-Q.

ITEM 6.     EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation.	Exhibit 3.2 to Form 10-Q filed July 31, 2007.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 3.1 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.3 to Form 8-A filed December 8, 2004.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

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

Filed herewith or
incorporated herein
Number	Title	by reference

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

10a	Associated Estates Realty Corporation Directors' Deferred Compensation Plan (January 1, 2005 Restatement).	Exhibit 10a to Form 10-K filed February 25, 2009.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement by and among the Company and its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award Plan.	Exhibit 10.7 to Form 10-K filed February 25, 2009.

10.7a	Amendment to Associated Estates Realty Corporation Amended and Restated Equity-Based Award Plan.	Exhibit 10.7a to Form 10-K filed February 25, 2009.

10.7b	Associated Estates Realty Corporation Supplemental Executive Retirement Plan (Restated).	Exhibit 10.7b to Form 10-K filed February 25, 2009.

10.8	Form of Share Option Agreement by and among the Company and its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

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

ASSOCIATED ESTATES REALTY CORPORATION

May 5, 2009	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

