Form 10-Q
period 2009-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2009-08-04
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares outstanding as of July 27, 2009 was 16,705,327 shares.

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30,	December 31,
ASSETS	2009	2008
Real estate assets
Land	$107,815	$110,220
Buildings and improvements	790,862	812,443
Furniture and fixtures	28,899	29,315
	927,576	951,978
Less: accumulated depreciation	(286,246)	(280,541)
	641,330	671,437
Construction in progress	3,927	745
Real estate associated with property held for sale, net	-	1,666
Real estate, net	645,257	673,848
Cash and cash equivalents	4,321	3,551
Restricted cash	7,862	6,873
Accounts and notes receivable, net
Rents	1,056	1,320
Affiliates	455	606
Other	2,756	1,842
Goodwill	1,725	1,725
Other assets, net	7,962	10,131
Total assets	$671,394	$699,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$489,135	$510,201
Unsecured revolving credit facility	10,000	21,500
Unsecured debt	25,780	25,780
Total debt	524,915	557,481
Accounts payable, accrued expenses and other liabilities	25,202	26,217
Dividends payable	2,979	2,920
Resident security deposits	3,211	3,360
Accrued interest	2,251	2,468
Total liabilities	558,558	592,446
Noncontrolling redeemable interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized; 8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050
outstanding at June 30, 2009 and December 31, 2008, respectively	48,263	48,263
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and
16,705,327 and 16,556,221 outstanding at June 30, 2009 and December 31, 2008, respectively	2,300	2,300
Paid-in capital	282,480	282,501
Accumulated distributions in excess of accumulated net income	(155,560)	(159,595)
Accumulated other comprehensive loss	(2,150)	(2,899)
Less: Treasury shares, at cost, 6,290,436 and 6,439,542 shares
at June 30, 2009 and December 31, 2008, respectively	(64,326)	(64,949)
Total shareholders' equity	111,007	105,621
Total liabilities and shareholders' equity	$671,394	$699,896

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenue
Property revenue	$32,138	$32,166	$63,962	$62,390
Management and service company revenue:
Fees, reimbursements and other	357	397	825	950
Painting services	253	188	350	325
Total revenue	32,748	32,751	65,137	63,665
Expenses
Property operating and maintenance	13,812	13,711	27,566	26,377
Depreciation and amortization	8,587	9,167	17,795	17,421
Direct property management and service company expense	348	398	708	793
Painting services	322	277	535	520
General and administrative	3,165	3,183	6,304	6,711
Total expenses	26,234	26,736	52,908	51,822
Operating income	6,514	6,015	12,229	11,843
Interest income	18	92	33	106
Interest expense	(8,736)	(8,784)	(16,919)	(17,611)
(Loss) income before gain on insurance recoveries, equity in net
loss of joint ventures and income from discontinued operations	(2,204)	(2,677)	(4,657)	(5,662)
Gain on insurance recoveries	544	-	544	-
Equity in net loss of joint ventures	-	(23)	-	(45)
(Loss) income from continuing operations	(1,660)	(2,700)	(4,113)	(5,707)
Income from discontinued operations:
Operating income (loss)	267	241	569	(1,003)
Gain on disposition of properties	13,135	2,293	15,413	45,203
Income from discontinued operations	13,402	2,534	15,982	44,200
Net income (loss)	11,742	(166)	11,869	38,493
Net loss attributable to noncontrolling redeemable interest	(14)	(13)	(27)	(27)
Net income (loss) attributable to AERC	11,728	(179)	11,842	38,466
Preferred share dividends	(1,049)	(1,201)	(2,100)	(2,402)
Allocation to participating securities	(429)	-	(482)	(768)
Net income (loss) applicable to common shares	$10,250	$(1,380)	$9,260	$35,296

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.16)	$(0.24)	$(0.38)	$(0.50)
Income from discontinued operations	0.78	0.15	0.94	2.68
Net income (loss) applicable to common shares	$0.62	$(0.09)	$0.56	$2.18

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

Weighted average number of common shares
outstanding - basic and diluted	16,528	16,200	16,481	16,184

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Cash flow from operations:
Net income	$11,869	$38,493
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	18,269	18,764
Loss on fixed asset replacements write-off	5	38
Gain on disposition of properties	(15,413)	(45,203)
Gain on insurance recoveries	(544)	-
Amortization of deferred financing costs and other	624	664
Share-based compensation	1,049	996
Equity in net loss of joint ventures	-	45
Net change in assets and liabilities:
Accounts and notes receivable	408	1,505
Accounts payable and accrued expenses	(974)	(4,926)
Other operating assets and liabilities	1,011	858
Restricted cash	(989)	(150)
Total adjustments	3,446	(27,409)
Net cash flow provided by operations	15,315	11,084
Cash flow from investing activities:
Recurring fixed asset additions	(3,872)	(3,756)
Revenue enhancing/non-recurring fixed asset additions	(691)	(360)
Acquisition fixed asset additions	(1,514)	(34,310)
Net proceeds from disposition of operating properties	32,714	88,357
Net cash flow provided by investing activities	26,637	49,931
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,421)	(1,407)
Principal repayments of mortgage notes payable	(72,096)	(42,851)
Payment of debt procurement costs	(686)	(601)
Proceeds from mortgage notes obtained	52,450	-
Revolver borrowings	95,400	77,850
Revolver repayments	(106,900)	(84,750)
Common share dividends paid	(5,625)	(5,534)
Preferred share dividends paid	(2,100)	(2,402)
Operating partnership distributions paid	(27)	(27)
Purchase of preferred and/or treasury shares	(177)	(217)
Net cash flow used for financing activities	(41,182)	(59,939)
Increase in cash and cash equivalents	770	1,076
Cash and cash equivalents, beginning of period	3,551	1,549
Cash and cash equivalents, end of period	$4,321	$2,625

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,979	$2,784
Cash paid for interest	16,544	20,077
Net change in accounts payable/receivable related to fixed asset additions	(287)	1,345
Assumption of debt in connection with property acquisition	-	45,002

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

Business

We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, operation and ownership activities.  Our primary source of income is rental revenue.  Additional income is derived primarily from property and asset management fees.

As of June 30, 2009, our property portfolio consisted of: (i) 48 apartment communities containing 12,108 units in seven states that are wholly owned, either directly or indirectly through subsidiaries; (ii) two apartment communities that we manage for third party owners consisting of 343 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2008.  We have evaluated all subsequent events through August 4, 2009, which is the date the financial statements were issued.

Noncontrolling Redeemable Interest

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51" ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 also requires minority interests to be recharacterized as noncontrolling interests.  SFAS 160 was effective for us January 1, 2009, and as such, the operating partnership minority interest reported in our Annual Report on Form   10-K for the year ended December 31, 2008, has been recharacterized as "Noncontrolling redeemable interest" for all periods presented.

Share-Based Compensation

During the three and six months ended June 30, 2009, we recognized total share-based compensation cost of $ 450,000 and $1.0 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the three and six months ended June 30, 2008, we recognized total share-based compensation cost of $429,000 and $900,000, respectively, in "General and administrative expense."

Stock Options.  During the six months ended June 30, 2009, there were 8,000 options awarded and no options exercised.  There were no stock options awarded or exercised during the six months ended June 30, 2008.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for options awarded during the six months ended June 30, 2009, were as follows:

Expected volatility	36.5%
Risk-free interest rate	2.0%
Expected life of options (in years)	7.2
Dividend yield	12.2%
Grant-date fair value	$ 0.44

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

Restricted Shares.  The following table represents restricted share activity for the six months ended June 30, 2009:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	189,867	$11.33
Granted	184,070	$5.37
Vested	110,445	$9.21
Forfeited	1,672	$9.59
Nonvested at end of period	261,820	$9.75

At June 30, 2009, there was $2.5 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.2 years.  Pursuant to the terms of the Company's Elective Deferred Compensation Program, certain of our officers elected to defer the receipt of all or a portion of the restricted shares granted them during the six months ended June 30, 2009.

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

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of existing variable rate debt.  No hedge ineffectiveness on these cash flow hedges was recognized during the six months ended June 30, 2009.  Amounts reported in "Accumulated other comprehensive loss" related to derivatives will be reclassified to "Interest expense" as interest payments are made on our variable-rate debt.  During the next twelve months, we estimate that approximately $2.0 million will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of June 30, 2009:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts
Interest rate swaps	2	$ 63,000

The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 7 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of June 30, 2009		As of December 31, 2008

(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging
instruments under SFAS 133:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$ 2,150	expenses and other liabilities	$ 2,899

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income (see Note 5 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Location of Gain
or (Loss)
	Amount of Gain or (Loss) Recognized		Reclassified from	Amount of Gain or (Loss) Reclassified
	in OCI on Derivative		Accumulated	from Accumulated OCI into Income
(In thousands)	(Effective Portion)		OCI into	(Effective Portion)
Derivatives in SFAS 133 Cash	Three Months Ended	Six Months Ended	Income	Three Months Ended	Six Months Ended
Flow Hedging Relationships	June 30, 2009	June 30, 2009	(Effective Portion)	June 30, 2009	June 30, 2009
Interest rate swaps	$ (487)	$ (215)	Interest expense	$ 546	$ 964

We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then such counterparty can declare us to be in default on our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million. As of June 30, 2009, we have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2009, we would have been required to settle our obligations under the agreements at their termination value of $2.6 million.

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

2.         DEVELOPMENT AND DISPOSITION ACTIVITY

Development Activity

            We recently commenced construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Construction in progress related to this development was $1.6 million at June 30, 2009.  We capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing.  Capitalized interest costs for the three and six months ended June 30, 2009 were $25,000.

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

On June 17, 2009, we completed the sale of Chestnut Ridge apartments, a 468-unit property located in Pittsburgh, Pennsylvania.  The sales price was $29.8 million and we recorded a gain of $13.1 million.

On January 9, 2009, we completed the sale of Bay Club apartments, a 96-unit property located in Northeast Ohio.  The sales price was $4.1 million and we recorded a gain of $2.3 million.

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, includes the operating results for the properties sold in 2009 and prior years, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
REVENUE
Property revenue	$925	$1,339	$2,021	$6,559

EXPENSES
Property operating and maintenance	442	594	948	3,387
Depreciation and amortization	216	306	474	1,354
Total expenses	658	900	1,422	4,741
Operating income	267	439	599	1,818
Interest income	-	-	1	5
Interest expense (1)	-	(198)	(31)	(2,826)
Gain on disposition of properties	13,135	2,293	15,413	45,203
Income from discontinued operations	$13,402	$2,534	$15,982	$44,200

(1)	Interest expense for the six months ended June 30, 2008 includes $2.0 million of defeasance and other prepayment costs.

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	June 30, 2009		December 31, 2008
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$116,501	7.7%	$154,685	7.7%
Mortgages payable - other (1)	337,524	5.8%	320,516	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	479,805	6.4%	500,981	6.5%

VARIABLE RATE DEBT
Mortgages payable	35,110	4.8%	35,000	1.6%
Unsecured revolving credit facility	10,000	2.0%	21,500	3.7%
Total variable rate debt	45,110	4.1%	56,500	2.4%
TOTAL DEBT	$524,915	6.2%	$557,481	6.1%

(1)	Includes $63.0 million of variable rate debt swapped to fixed as of June 30, 2009 and December 31, 2008.

Mortgage Notes Payable

The following table provides information on loans repaid at par as well as loans obtained during 2009:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Rate		Amount	Rate		Maturity
Saw Mill Village	$11,119	7.5%		$17,220	6.0%		April 2016
Georgetown Park	16,000	1.6%	(1)	-	N/A		N/A
Chestnut Ridge	19,000	1.4%	(1)	-	N/A		N/A
Oaks at Hampton	25,977	7.5%		-	N/A		N/A
Steeplechase at Shiloh	-	N/A		13,790	4.8%	(1)	March 2016
Courtney Chase	-	N/A		21,440	4.8%	(1)	March 2016
	$72,096	4.6%	(2)	$52,450	5.2%	(2)

(1)	Denotes variable rate loans. Variable rates on loans obtained are as of June 30, 2009.
(2)	Represents weighted average interest rate for the loans listed.

During 2008, 2007 and 2006, we defeased 21 loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  Also, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that certain defeasance transactions, completed prior to June 2007, could enable us to receive a refund of a portion of the costs incurred in connection with the transaction.  During the first quarter of 2009, we received refunds of $563,000, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2009 determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated and as such there were no changes to the carrying value of goodwill as of June 30, 2009.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

5.         SHAREHOLDERS' EQUITY

The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Six Months	Twelve Months
	Ended	Ended
(In thousands)	June 30, 2009	December 31, 2008
Noncontrolling redeemable interest
Balance outstanding at beginning of period	$1,829	$1,829
Balance outstanding at end of period	$1,829	$1,829

Preferred shares
Balance outstanding at beginning of period	$48,263	$55,213
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	(6,950)
Balance outstanding at end of period	48,263	48,263

Common shares (at $.10 stated value)
Balance outstanding at beginning and end of period	2,300	2,300

Paid-in capital
Balance outstanding at beginning of period	282,501	281,152
Share based compensation	(21)	1,294
Shares issued from treasury for stock option exercises	-	(88)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	143
Balance outstanding at end of period	282,480	282,501

Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(159,595)	(180,436)
Net income	11,869	34,680
Net loss attributable to noncontrolling redeemable interest	(27)	(53)
Share based compensation	2	8
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	2,146
Common share dividends declared	(5,709)	(11,285)
Preferred share dividends declared	(2,100)	(4,655)
Balance outstanding at end of period	(155,560)	(159,595)

Accumulated other comprehensive loss
Balance outstanding at beginning of period	(2,899)	(1,050)
Change in fair value of hedge instruments	749	(1,849)
Balance outstanding at end of period	(2,150)	(2,899)

Treasury shares (at cost)
Balance outstanding at beginning of period	(64,949)	(67,393)
Purchase of common shares	(178)	(221)
Share based compensation	801	734
Shares issued from treasury for stock option exercises	-	1,931
Balance outstanding at end of period	(64,326)	(64,949)
Total Shareholders' Equity	$111,007	$105,621

            The following table identifies total comprehensive income:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Comprehensive income:
Net income attributable to AERC	$11,842	$38,466
Other comprehensive income (loss):
Change in fair value of hedge instruments	749	(280)
Total comprehensive income	$12,591	$38,186

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

There were 1.4 million and 1.6 million options to purchase common shares outstanding at June 30, 2009 and 2008, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership noncontrolling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Numerator - basic and diluted:
(Loss) income from continuing operations	$(1,660)	$(2,700)	$(4,113)	$(5,707)
Net loss attributable to noncontrolling redeemable interest	(14)	(13)	(27)	(27)
Preferred share dividends	(1,049)	(1,201)	(2,100)	(2,402)
(Loss) income from continuing operations applicable to common shares	$(2,723)	$(3,914)	$(6,240)	$(8,136)

Income from discontinued operations	$13,402	$2,534	$15,982	$44,200
Allocation to participating securities	(429)	-	(482)	(768)
Income from discontinued operations applicable to common shares	$12,973	$2,534	$15,500	$43,432

Denominator - basic and diluted:	16,528	16,200	16,481	16,184

Net income (loss) applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.16)	$(0.24)	$(0.38)	$(0.50)
Income from discontinued operations	0.78	0.15	0.94	2.68
Net income (loss) applicable to common shares - basic and diluted	$0.62	$(0.09)	$0.56	$2.18

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

The following table presents the financial liabilities that we measured at fair value on a recurring basis as of June 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$ -	$ 2,150	$ -	$ 2,150

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of June 30, 2009, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activities" in Note 1 for additional information regarding the swaps.

            Rents, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

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

            Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $524.9 million and $557.5 million at June 30, 2009, and December 31, 2008, respectively, have an estimated aggregate fair value of $528.7 million and $549.0 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities.

8.         GAIN ON INSURANCE RECOVERIES

              In June 2009 we settled a wind storm damage insurance claim involving 13 of our central Ohio properties for the aggregate sum of $906,000, net of our deductible.  In accordance with GAAP, we recorded this settlement as a gain on insurance recoveries.  The roofs of five of these properties sustained extensive damage and were replaced.  We reported a gain on insurance recoveries of $544,000 in the Consolidated Statements of Income for the three and six months ended June 30, 2009, which represents insurance proceeds to be received net of the carrying value of the assets written off and costs incurred to make repairs.

9.         INTERIM SEGMENT REPORTING

We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  We have identified our reportable segments based upon how management makes decisions regarding resource allocation and performance assessment.  The Acquisition/Disposition properties represent acquired or developed properties which have not yet reached stabilization (we consider a property stabilized when we have owned the property for one year) and properties that have been sold or are classified as held for sale in accordance with SFAS 144.  The Same Community properties are multifamily residential apartments that have been owned during the entirety of the comparison periods.  The Management and Service Operations provide management and advisory services to the Acquisition/Disposition and Same Community properties that we own, as well as to third party clients and properties, both affiliate and non-affiliates, and charge a market rate fee based upon such services.  All of our segments are located in the United States.

The accounting policies of the reportable segments are the same as those described in the "Basis of Presentation and Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2008.  We evaluate the performance of our reportable segments based on Net Operating Income ("NOI").  NOI is determined by deducting property operating and maintenance expenses from property revenue for the Acquisition/Disposition (excluding amounts classified as discontinued operations) and Same Community segments and deducting direct property management and service company expenses and painting service expenses from Management and Service Company revenue for the Management and Service Operations segment.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define NOI in a different manner.

Segment information for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, 2009
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$1,672	$30,466	$2,002	$34,140
Elimination of intersegment revenue	-	-	(1,392)	(1,392)
Consolidated revenue	1,672	30,466	610	32,748

Operating income from discontinued operations	267	-	-	267

*NOI	1,137	17,189	(60)	18,266

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Three Months Ended June 30, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$1,375	$30,797	$2,033	$34,205
Elimination of intersegment revenue	-	(6)	(1,448)	(1,454)
Consolidated revenue	1,375	30,791	585	32,751

Operating income from discontinued operations	241	-	-	241

*NOI	924	17,531	(90)	18,365

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Six Months Ended June 30, 2009
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$3,373	$60,590	$3,971	$67,934
Elimination of intersegment revenue	(1)	-	(2,796)	(2,797)
Consolidated revenue	3,372	60,590	1,175	65,137

Operating income from discontinued operations	569	-	-	569

*NOI	2,253	34,143	(68)	36,328

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

	Six Months Ended June 30, 2008
			Management
	Acquisition/	Same	and Service	Total
(In thousands)	Disposition	Community	Operations	Consolidated

Total segment revenue	$1,375	$61,021	$4,365	$66,761
Elimination of intersegment revenue	-	(6)	(3,090)	(3,096)
Consolidated revenue	1,375	61,015	1,275	63,665

Operating loss from discontinued operations	(1,003)	-	-	(1,003)

*NOI	922	35,091	(38)	35,975

*Intersegment revenue and expenses have been eliminated in the computation of NOI for each of the segments.

            Total assets for each of the reportable segments are summarized as follows:

	June 30,	December 31,
	2009	2008
Assets
Acquisition/disposition	$72,873	$75,012
Same community	585,234	610,975
Management and service operations	13,287	13,909
Total assets	$671,394	$699,896

A reconciliation of NOI to total consolidated net income (loss) attributable to AERC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Property NOI	$18,326	$18,455	$36,396	$36,013
Management and service operations NOI	(60)	(90)	(68)	(38)
Depreciation and amortization	(8,587)	(9,167)	(17,795)	(17,421)
General and administrative expense	(3,165)	(3,183)	(6,304)	(6,711)
Interest income	18	92	33	106
Interest expense	(8,736)	(8,784)	(16,919)	(17,611)
Gain on insurance recoveries	544	-	544	-
Equity in net loss of joint ventures	-	(23)	-	(45)
Income from discontinued operations:
Operating income (loss)	267	241	569	(1,003)
Gain on disposition of properties	13,135	2,293	15,413	45,203
Income from discontinued operations	13,402	2,534	15,982	44,200
Net income (loss)	11,742	(166)	11,869	38,493
Net loss attributable to noncontrolling redeemable interest	(14)	(13)	(27)	(27)
Consolidated net income (loss) attributable to AERC	$11,728	$(179)	$11,842	$38,466

10.        CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of June 30, 2009, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification.  This case arose out of our Suredeposit program.  This program allowed cash short prospective residents to purchase a bond in lieu of paying a security deposit.  The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit.  Plaintiffs allege that the nonrefundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act.  Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act.  On or about January 15, 2004, the Plaintiffs filed a motion for class certification.  We subsequently filed a motion for summary judgment.  On or about September 3, 2008, the court granted our motion for summary judgment thereby dismissing all Plaintiff claims against us.  However, Plaintiff subsequently appealed the court’s ruling to the Ohio Court of Appeals for the 10th District, which dismissed the appeal on technical grounds. The technical issues have now been resolved and we anticipate that Plaintiff will refile its appeal.

11.        SUBSEQUENT EVENTS

Dividends.

On August 3, 2009, we paid a dividend of $0.17 per common share to shareholders of record on July 15, 2009, which was declared on June 15, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2009 performance which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements that speak only as of the dates of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

Overview.

We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 98.2% of our consolidated revenue for the six months ended June 30, 2009.

The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by access to, and the cost of capital.

Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors to adapt to changing market conditions, thus allowing us to maximize rental income.  Indicators that we use in measuring these factors include physical occupancy and net rents.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property NOI to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.  See Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding property NOI and total NOI, in addition to a reconciliation of NOI to consolidated net income (loss) attributable to AERC in accordance with GAAP.

We have three reportable segments:  (1) Acquisition/Disposition Multifamily Properties; (2) Same Community Multifamily Properties; and (3) Management and Service Operations.  Our Same Community portfolio consists of 46 properties containing 11,572 units and accounted for 94.7% of total property revenue and 93.8% of our property NOI during the six months ended June 30, 2009.  NOI for the Same Community portfolio decreased $948,000 or 2.7% during the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.  This decrease was primarily attributable to a $1.7 million or 16.1% reduction in NOI at our Southeast properties, while NOI at our Midwest portfolio increased $754,000 or 3.8%.

Updated 2009 Expectations.

•	Portfolio performance – Our updated guidance reflects Same Community property NOI decreasing in the range of -3.5% to -2.5% in 2009.
•

Property acquisitions, sales and development – Our updated guidance reflects the acquisition of $40.0 million of properties during the second half of the year, rather than the $80.0 million we originally anticipated.  We completed the disposition of two properties for $33.9 million through June 30, 2009, and we expect no further property sales during 2009.  We also began construction of a 60-unit expansion of our River Forest apartment community, which is located in the Richmond, Virginia metropolitan area.  The cost of this expansion project is expected to be approximately $7.0 million.  We expect to incur approximately $5.0 million in costs related to this development during 2009, with the remaining $2.0 million to be expended in 2010.

•	Debt repayment – We have already repaid all our loans maturing in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash during the six months ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Net cash provided by operations	$15,315	$11,084
Fixed assets:
Property/land acquisitions and development expenditures, net	(1,514)	(34,310)
Net property disposition proceeds	32,714	88,357
Recurring, revenue enhancing and non-recurring capital expenditures	(4,563)	(4,116)
Debt:
Decrease in mortgage notes	(21,067)	(44,258)
Decrease in revolver borrowings	(11,500)	(6,900)
Cash dividends and operating partnership distributions paid	(7,752)	(7,963)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the revolver and proceeds from property sales.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Four mortgage loans totaling approximately $72.2 million were scheduled to mature in 2009.  During the six months ended June 30, 2009, we repaid $52.5 million of the maturing debt with funds from new mortgage loans that mature in 2016 and we utilized short term funding from our revolver for the remaining $19.7 million.  The revolver borrowing was repaid with funds received from the sale of a 468-unit property located in Pennsylvania in June 2009.  As of June 30, 2009, our revolver had $140.0 million available for borrowing and matures on March 11, 2011.

While we expect rental revenue to remain flat or decline due to increased concessions in some of our markets, we anticipate that cash flow provided by operations for the remainder of the year should remain consistent with current levels and should be adequate to fund our cash needs, other than the $5.0 million that we anticipate spending in 2009 to develop a 60-unit expansion of a Richmond, Virginia property, which we intend to fund with borrowings on our revolver.

Cash flow provided by operations increased during 2009 compared to 2008 primarily due to changes in accounts payable and accrued expenses and an increase in cash flow from property operations of $2.1 million.

In addition to the development costs of $5.0 million, we anticipate funding approximately $6.3 million for recurring, revenue enhancing and nonrecurring capital expenditures for the remainder of 2009.  These expenditures are expected to be funded largely from cash flow provided by operations.

Any future multifamily property acquisitions or developments would be financed with the most appropriate sources of capital, which may include secured or unsecured debt financings, borrowings on the revolver, the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings and debt or equity issuances under our effective shelf registration.

We anticipate that we will meet our 2009 liquidity requirements through cash flow provided by operations.  We believe that this and other sources, such as the revolver, should be sufficient to meet operating requirements, capital additions, mortgage amortization payments and the payment of dividends in accordance with REIT requirements.  We anticipate that we will continue paying our regular quarterly dividends in cash.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008.

In the following discussion, Same Community properties represent 46 properties that we have owned during the entirety of the comparison periods.  Acquired properties represent two properties acquired in April 2008.

The net loss from continuing operations decreased $1.0 million and $1.6 million during the three and six month comparison periods, respectively.  The decrease in the three month comparison period was primarily due to a reduction in depreciation and amortization expense and a gain on insurance recoveries recognized during 2009.  The decrease in the six month comparison period was primarily due to a reduction in interest expense, the gain on insurance recoveries and an increase in property NOI recognized during 2009.  The following table presents property NOI results for both comparison periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	NOI	NOI	(Decrease)	NOI	NOI	(Decrease)
Same Community Properties:
Midwest	$10,426	$9,957	$469	$20,717	$19,963	$754
Mid-Atlantic	2,477	2,428	49	4,786	4,824	(38)
Southeast	4,288	5,146	(858)	8,640	10,304	(1,664)
Total Same Community	17,191	17,531	(340)	34,143	35,091	(948)
Acquired Properties	1,135	924	211	2,253	922	1,331
Total Property NOI	$18,326	$18,455	$(129)	$36,396	$36,013	$383

            The decrease in Same Community NOI during the three month comparison period was primarily due to a decrease in property revenue of $325,000 or 1.1%, combined with a slight increase in operating expenses.  The decrease in Same Community NOI during the six month comparison period was primarily due to a decrease in property revenue of $425,000 or 0.7%, combined with an increase in operating expenses of $523,000 or 2.0%.

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the six months
	ended June 30, 2009		ended June 30, 2009
(In thousands)	to June 30, 2008		to June 30, 2008

Property revenue	$(28)	(0.1)%	$1,572	2.5%
Property operating and maintenance expense	101	0.7%	1,189	4.5%
Depreciation and amortization	(580)	(6.3)%	374	2.1%
Interest expense	(48)	(0.5)%	(692)	(3.9)%
Gain on insurance recoveries	544	N/A	544	N/A
Income from discontinued operations	10,868	428.9%	(28,218)	(63.8)%

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  We measure these factors using indicators such as physical occupancy (number of units occupied divided by total number of units at the end of the period) and average monthly net rent per unit (gross potential rents less concessions divided by total number of units).  This information is presented in the following tables for the three and six months ended June 30, 2009 and 2008:

	Physical Occupancy
	June 30,
	2009	2008
Same Community Properties:
Midwest	97.1%	97.1%
Mid-Atlantic	97.6%	97.3%
Southeast	90.4%	94.2%
Total Same Community	95.4%	96.3%
Acquired Properties	94.0%	98.9%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Same Community Properties:
Midwest	$788	$775	$783	$766
Mid-Atlantic	$1,270	$1,237	$1,254	$1,232
Southeast	$874	$948	$874	$946
Total Same Community	$849	$857	$845	$850
Acquired Properties	$986	$1,015	$992	N/A

The following table presents property revenue results for both comparison periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$18,785	$18,523	$262	$37,321	$36,554	$767
Mid-Atlantic	3,632	3,530	102	7,180	7,018	162
Southeast	8,049	8,738	(689)	16,089	17,443	(1,354)
Total Same Community	30,466	30,791	(325)	60,590	61,015	(425)
Acquired Properties	1,672	1,375	297	3,372	1,375	1,997
Total Property Revenue	$32,138	$32,166	$(28)	$63,962	$62,390	$1,572

            The increases in property revenue for the Midwest portfolio during 2009 are primarily a result of an increase in net rents (gross potential rents less concessions) combined with a reduction in the amount of vacancy losses over both comparison periods.  Property revenue in the Mid-Atlantic properties increased during 2009 primarily due to net rent increases which were partially offset by an increase in the amount of vacancy losses over both comparison periods.  Property revenue for the Southeast portfolio decreased during 2009 primarily because of increases in concessions being offered and increases in the amount of vacancy losses over both comparison periods.

Property operating and maintenance expenses.  Property operating and maintenance expenses increased during both comparison periods primarily as a result of expenses related to the Acquired properties.  Property operating and maintenance expenses in the Same Community segment were flat during the three month comparison period and increased $523,000 during the six month comparison period primarily as a result of increases in utilities expense, real estate tax expense and repairs and maintenance expense in the Southeast and Mid-Atlantic properties.

Depreciation and amortization.  Depreciation and amortization expense decreased during the three month comparison period primarily due to a decrease in amortization of intangible assets in 2009 related to properties acquired in 2007, which was partially offset by an increase in depreciation and amortization of intangible assets related to the properties acquired in 2008.  Depreciation and amortization expense increased during the six month comparison period primarily due to an increase in depreciation and amortization of intangible assets related to the properties acquired in 2008.

Interest expense.  Interest expense decreased in 2009 during the six month comparison period primarily due to the receipt in the first quarter of 2009 of refunds totaling $563,000 in defeasance costs in connection with certain previously defeased loans and decreased interest expense of $125,000 for borrowings on our revolver.

Income from Discontinued Operations.  Discontinued operations include the operating results and gains related to the sales of two properties sold in 2009 and 15 properties that were sold during 2008.  Defeasance/prepayment costs recognized in 2008 totaling $2.0 million were included in discontinued operations.  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at June 30, 2009 and 2008, an interest rate change of 100 basis points would impact interest expense approximately $450,000 and $480,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2008, for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2009

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
April 1 through
April 30	3	$5.84	-	$26,288
May 1 through
May 31	148	6.12	-	26,288
June 1 through
June 30	-	-	-	26,288
Total	151	$6.12	-

In December 2008, our Board of Directors authorized the repurchase of up to $25.0 million of our common and/or preferred shares.  This authorization is in addition to the $1.3 million remaining on our $50.0 million authorization, which was originally approved by our Board of Directors in July 2005 and October 2006.  Additionally, we have a policy, which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 6, 2009, we held our Annual Meeting of Shareholders.  All of the directors were elected.  Following are the matters our shareholders voted upon and the results of the vote:

(1)	The election of directors.

		Withheld
	For	Authority

Albert T. Adams	6,980,489	8,226,813
James M. Delaney	7,861,235	7,346,067
Jeffrey I. Friedman	8,331,021	6,876,281
Michael E. Gibbons	8,421,483	6,785,819
Mark L. Milstein	8,418,593	6,788,709
James A. Schoff	8,414,154	6,793,148
Richard T. Schwarz	8,417,671	6,789,631

(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's
Independent Registered Public Accounting Firm.

For	Against	Abstain
15,056,264	105,099	45,941

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-Q filed November 14, 1996.

Filed herewith or
incorporated herein
Number	Title	by reference

10a	Associated Estates Realty Corporation Directors' Deferred Compensation Plan (January 1, 2005 Restatement).	Exhibit 10a to Form 10-K filed February 25, 2009.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Agreement by and among the Company and its Independent Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award Plan.	Exhibit 10.7 to Form 10-K filed February 25, 2009.

10.7a	Amendment to Associated Estates Realty Corporation Amended and Restated Equity-Based Award Plan.	Exhibit 10.7a to Form 10-K filed February 25, 2009.

10.7b	Associated Estates Realty Corporation Supplemental Executive Retirement Plan (Restated).	Exhibit 10.7b to Form 10-K filed February 25, 2009.

10.8	Form of Share Option Agreement by and among the Company and its Independent Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

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

ASSOCIATED ESTATES REALTY CORPORATION

August 4, 2009	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

