Form 10-Q
period 2009-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2009-11-03
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding as of October 26, 2009 was 16,704,871 shares.

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30,	December 31,
ASSETS	2009	2008
Real estate assets
Land	$107,815	$110,220
Buildings and improvements	795,178	812,443
Furniture and fixtures	29,279	29,315
	932,272	951,978
Less: accumulated depreciation	(294,293)	(280,541)
	637,979	671,437
Construction in progress	3,158	745
Real estate associated with property held for sale, net	-	1,666
Real estate, net	641,137	673,848
Cash and cash equivalents	4,061	3,551
Restricted cash	7,530	6,873
Accounts and notes receivable, net
Rents	1,138	1,320
Affiliates	308	606
Other	1,631	1,842
Goodwill	1,725	1,725
Other assets, net	10,325	10,131
Total assets	$667,855	$699,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$488,369	$510,201
Unsecured revolving credit facility	12,000	21,500
Unsecured debt	25,780	25,780
Total debt	526,149	557,481
Accounts payable, accrued expenses and other liabilities	26,858	26,217
Dividends payable	2,995	2,920
Resident security deposits	3,010	3,360
Accrued interest	2,248	2,468
Total liabilities	561,260	592,446
Noncontrolling redeemable interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized;
8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 outstanding
at September 30, 2009 and December 31, 2008, respectively	48,263	48,263
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 16,704,871 and 16,556,221
outstanding at September 30, 2009 and December 31, 2008, respectively	2,300	2,300
Paid-in capital	282,897	282,501
Accumulated distributions in excess of accumulated net income	(162,405)	(159,595)
Accumulated other comprehensive loss	(1,965)	(2,899)
Less: Treasury shares, at cost, 6,290,892 and 6,439,542 shares
at September 30, 2009 and December 31, 2008, respectively	(64,324)	(64,949)
Total shareholders' equity	104,766	105,621
Total liabilities and shareholders' equity	$667,855	$699,896

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenue
Property revenue	$32,255	$33,077	$96,217	$95,467
Management and service company revenue:
Fees, reimbursements and other	232	428	1,057	1,378
Construction and other services	379	547	730	872
Total revenue	32,866	34,052	98,004	97,717
Expenses
Property operating and maintenance	13,999	14,413	41,566	40,789
Depreciation and amortization	8,502	9,304	26,297	26,726
Direct property management and service company expense	210	420	918	1,213
Construction and other services	465	578	999	1,098
General and administrative	3,831	3,668	10,136	10,379
Total expenses	27,007	28,383	79,916	80,205
Operating income	5,859	5,669	18,088	17,512
Interest income	6	16	41	122
Interest expense	(8,665)	(9,012)	(25,586)	(26,624)
(Loss) income before gain on insurance recoveries, equity in net
loss of joint ventures and income from discontinued operations	(2,800)	(3,327)	(7,457)	(8,990)
Gain on insurance recoveries	-	-	544	-
Equity in net loss of joint ventures	-	(28)	-	(72)
(Loss) income from continuing operations	(2,800)	(3,355)	(6,913)	(9,062)
Income from discontinued operations:
Operating income (loss)	-	325	568	(678)
Gain on disposition of properties	(2)	-	15,411	45,203
Income from discontinued operations	(2)	325	15,979	44,525
Net (loss) income	(2,802)	(3,030)	9,066	35,463
Net income attributable to noncontrolling redeemable interest	(14)	(13)	(40)	(40)
Net (loss) income attributable to AERC	(2,816)	(3,043)	9,026	35,423
Preferred share dividends	(1,049)	(1,201)	(3,149)	(3,603)
Allocation to participating securities	-	-	(457)	(755)
Net (loss) income applicable to common shares	$(3,865)	$(4,244)	$5,420	$31,065

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.23)	$(0.28)	$(0.61)	$(0.78)
Income from discontinued operations	-	0.02	0.94	2.70
Net (loss) income applicable to common shares	$(0.23)	$(0.26)	$0.33	$1.92

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

Weighted average number of common shares
outstanding - basic and diluted	16,539	16,298	16,500	16,222

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Cash flow from operations:
Net income	$9,066	$35,463
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	26,771	28,376
Loss on fixed asset replacements write-off	16	85
Gain on disposition of properties	(15,411)	(45,203)
Gain on insurance recoveries	(544)	-
Amortization of deferred financing costs and other	925	984
Share-based compensation	1,479	1,448
Equity in net loss of joint ventures	-	72
Net change in assets and liabilities:
Accounts and notes receivable	1,108	1,135
Accounts payable and accrued expenses	2,038	(2,260)
Other operating assets and liabilities	(1,915)	(2,252)
Restricted cash	(656)	364
Total adjustments	13,811	(17,251)
Net cash flow provided by operations	22,877	18,212
Cash flow from investing activities:
Recurring fixed asset additions	(6,240)	(7,145)
Revenue enhancing/non-recurring fixed asset additions	(3,065)	(1,291)
Acquisition/development fixed asset additions	(1,939)	(34,484)
Net proceeds from disposition of operating properties	32,714	88,348
Net cash flow provided by investing activities	21,470	45,428
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,186)	(2,112)
Principal repayments of mortgage notes payable	(72,096)	(42,851)
Payment of debt procurement costs	(686)	(601)
Proceeds from mortgage notes obtained	52,450	-
Revolving credit facility borrowings	131,900	93,075
Revolving credit facility repayments	(141,400)	(98,575)
Common share dividends paid	(8,452)	(8,305)
Preferred share dividends paid	(3,149)	(3,603)
Operating partnership distributions paid	(40)	(40)
Exercise of stock options	-	1,843
Purchase of preferred and/or treasury shares	(178)	(220)
Net cash flow used for financing activities	(43,837)	(61,389)
Increase in cash and cash equivalents	510	2,251
Cash and cash equivalents, beginning of period	3,551	1,549
Cash and cash equivalents, end of period	$4,061	$3,800

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,995	$2,905
Cash paid for interest, net of capitalized interest	24,913	28,941
Net change in accounts payable related to fixed asset additions	739	1,230
Assumption of debt in connection with property acquisition	-	45,002

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

As of September 30, 2009, our property portfolio consisted of: (i) 48 apartment communities containing 12,108 units in seven states that are wholly owned, either directly or indirectly through subsidiaries; (ii) one apartment community that we manage for a third party owner consisting of 258 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2008.  We have evaluated all subsequent events through November 3, 2009, which is the date the financial statements were issued.

Segment Reporting

            All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  We previously reported separate segments primarily due to the different operating characteristics related to our Affordable Housing properties and to segregate third party fee management income.  However, with our exit from the ownership and management of our Affordable Housing properties and our exit in 2009 from substantially all third party fee management, our multifamily properties now provide approximately 98.2% of our consolidated revenue for the nine months ended September 30, 2009.  As a result, we determined that it would be appropriate to have only one reportable segment, which will be multifamily properties.

Noncontrolling Redeemable Interest

In December 2007, the Financial Accounting Standards Board ("FASB") issued guidance which establishes and expands accounting and reporting standards for minority interests in a subsidiary and the deconsolidation of a subsidiary and also requires minority interests to be recharacterized as noncontrolling interests.  This guidance was effective for us January 1, 2009, and as such, the operating partnership minority interest reported in our Annual Report on Form 10-K for the year ended December 31, 2008, has been recharacterized as "Noncontrolling redeemable interest" for all periods presented.

Share-Based Compensation

During the three and nine months ended September 30, 2009, we recognized total share-based compensation cost of $            432,000 and $1.5 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the three and nine months ended September 30, 2008, we recognized total share-based compensation cost of $484,000 and $1.4 million, respectively, in "General and administrative expense."

Stock Options.  During the nine months ended September 30, 2009, there were 58,000 options awarded and no options exercised.  During the nine months ended September 30, 2008, there were no stock options awarded and 180,021 stock options were exercised.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for options awarded during the nine months ended September 30, 2009, were as follows:

Expected volatility	39.1%
Risk-free interest rate	2.6%
Expected life of options (in years)	6.4
Dividend yield	8.4%
Grant-date fair value	$1.38

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

Restricted Shares.  The following table represents restricted share activity for the nine months ended September 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at beginning of period	189,867	$11.33
Granted	184,070	$5.37
Vested	110,793	$9.23
Forfeited	2,018	$10.06
Nonvested at end of period	261,126	$9.74

At September 30, 2009, there was $2.0 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.0 years.  Pursuant to the terms of the Company's Elective Deferred Compensation Program, certain of our officers elected to defer the receipt of all or a portion of the restricted shares granted them during the nine months ended September 30, 2009.

Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges.

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

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of existing variable rate debt.  No hedge ineffectiveness on these cash flow hedges was recognized during the nine months ended September 30, 2009.  Amounts reported in "Accumulated other comprehensive loss" related to derivatives will be reclassified to "Interest expense" as interest payments are made on our variable-rate debt.  During the next twelve months, we estimate that approximately $1.9 million will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of September 30, 2009:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts
Interest rate swaps	2	$63,000

            The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 7 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of September 30, 2009		As of December 31, 2008

(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as
hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$1,965	expenses and other liabilities	$2,899

            The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations (see Note 5 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

	Amount of Gain or			Amount of Gain or (Loss)
	(Loss) Recognized			Reclassified from
	in OCI on Derivative		Location of Gain	Accumulated OCI into Income
(In thousands)	(Effective Portion)		or (Loss)	(Effective Portion)
	Three Months	Nine Months	Reclassified from	Three Months	Nine Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended
Flow Hedging	September 30,	September 30,	into Income	September 30,	September 30,
Relationships	2009	2009	(Effective Portion)	2009	2009
Interest rate swaps	$(440)	$(655)	Interest expense	$625	$1,589

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

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of September 30, 2009, we have not posted any collateral related to these agreements. If we had breached any of these provisions at September 30, 2009, we would have been required to settle our obligations under the agreements at their termination value of $2.2 million.

Classification of Fixed Asset Additions

We define recurring fixed asset additions to a property to be capital expenditures made to replace worn out assets to maintain the property's value.  Revenue enhancing/non-recurring fixed asset additions are defined as capital expenditures that increase the value of the property and/or enable us to increase rents.  Acquisition/development fixed asset additions are defined as capital expenditures for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

2.         DEVELOPMENT AND DISPOSITION ACTIVITY

Development Activity

            We recently commenced construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Construction in progress related to this development was $2.0 million at September 30, 2009 and includes capitalized interest costs on funds used in construction and real estate taxes and insurance.  Capitalized interest costs for the three and nine months ended September 30, 2009 were $41,000 and $66,000, respectively.

Disposition Activity

We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations.  Real estate assets that are classified as held for sale are also reported as discontinued operations.  We classify properties as held for sale when all significant contingencies surrounding the closing have been resolved.  In most transactions, these contingencies are not satisfied until the actual closing of the transaction.  Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.

On June 17, 2009, we completed the sale of Chestnut Ridge apartments, a 468-unit property located in Pittsburgh, Pennsylvania.  The sales price was $29.8 million and we recorded a gain of $13.1 million.

On January 9, 2009, we completed the sale of Bay Club apartments, a 96-unit property located in Northeast Ohio.  The sales price was $4.1 million and we recorded a gain of $2.3 million.

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, includes the operating results for the properties sold in 2009 and prior years, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
REVENUE
Property revenue	$-	$1,292	$2,021	$7,850

EXPENSES
Property operating and maintenance	-	479	948	3,868
Depreciation and amortization	-	298	474	1,650
Total expenses	-	777	1,422	5,518
Operating income	-	515	599	2,332
Interest income	-	-	-	5
Interest expense (1)	-	(190)	(31)	(3,015)
Gain on disposition of properties	(2)	-	15,411	45,203
Income from discontinued operations	$(2)	$325	$15,979	$44,525

(1)	Interest expense for the nine months ended September 30, 2008 includes $2.0 million of defeasance and other prepayment costs.

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	September 30, 2009		December 31, 2008
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$116,000	7.7%	$154,685	7.7%
Mortgages payable - other (1)	337,385	5.8%	320,516	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	479,165	6.4%	500,981	6.5%

VARIABLE RATE DEBT
Mortgages payable	34,984	4.7%	35,000	1.6%
Unsecured revolving credit facility	12,000	1.8%	21,500	3.7%
Total variable rate debt	46,984	4.0%	56,500	2.4%
Total debt	$526,149	6.2%	$557,481	6.1%

(1)	Includes $63.0 million of variable rate debt swapped to fixed as of September 30, 2009 and December 31, 2008.

Mortgage Notes Payable

The following table provides information on loans repaid at par as well as loans obtained during 2009:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Rate		Amount	Rate		Maturity
Saw Mill Village	$11,119	7.5%		$17,220	6.0%		April 2016
Georgetown Park	16,000	1.6%	(1)	-	N/A		N/A
Chestnut Ridge	19,000	1.4%	(1)	-	N/A		N/A
Oaks at Hampton	25,977	7.5%		-	N/A		N/A
Steeplechase at Shiloh	-	N/A		13,790	4.7%	(1)	March 2016
Courtney Chase	-	N/A		21,440	4.7%	(1)	March 2016
	$72,096	4.6%	(2)	$52,450	5.1%	(2)

(1)	Denotes variable rate loans. Variable rates on loans obtained are as of September 30, 2009.
(2)	Represents weighted average interest rate for the loans listed.

During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that certain defeasance transactions, completed prior to June 2007, could enable us to receive a refund of a portion of the costs incurred in connection with the transaction.  During the first quarter of 2009, we received refunds of $563,000, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2009 determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated and as such there were no changes to the carrying value of goodwill as of September 30, 2009.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

5.         SHAREHOLDERS' EQUITY

The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
(In thousands)	2009	2008
Noncontrolling redeemable interest
Balance outstanding at beginning of period	$1,829	$1,829
Balance outstanding at end of period	$1,829	$1,829

Preferred shares
Balance outstanding at beginning of period	$48,263	$55,213
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	(6,950)
Balance outstanding at end of period	48,263	48,263

Common shares (at $.10 stated value)
Balance outstanding at beginning and end of period	2,300	2,300

Paid-in capital
Balance outstanding at beginning of period	282,501	281,152
Share based compensation	396	1,294
Shares issued from treasury for stock option exercises	-	(88)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	143
Balance outstanding at end of period	282,897	282,501

Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(159,595)	(180,436)
Net income	9,066	34,680
Net loss attributable to noncontrolling redeemable interest	(40)	(53)
Share based compensation	5	8
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	2,146
Common share dividends declared	(8,692)	(11,285)
Preferred share dividends declared	(3,149)	(4,655)
Balance outstanding at end of period	(162,405)	(159,595)

Accumulated other comprehensive loss
Balance outstanding at beginning of period	(2,899)	(1,050)
Change in fair value of hedge instruments	934	(1,849)
Balance outstanding at end of period	(1,965)	(2,899)

Treasury shares (at cost)
Balance outstanding at beginning of period	(64,949)	(67,393)
Purchase of common shares	(178)	(221)
Share based compensation	803	734
Shares issued from treasury for stock option exercises	-	1,931
Balance outstanding at end of period	(64,324)	(64,949)
Total shareholders' equity	$104,766	$105,621

            The following table identifies total comprehensive income:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Comprehensive income:
Net income attributable to AERC	$9,026	$35,423
Other comprehensive income (loss):
Change in fair value of hedge instruments	934	(275)
Total comprehensive income	$9,960	$35,148

6.         EARNINGS PER SHARE

In June 2008, the FASB issued guidance which clarifies that nonvested awards containing nonforfeitable dividend rights are participating securities and are therefore required to be included in the computations of basic and diluted earnings per share.  This guidance was effective for us January 1, 2009, and requires retrospective application to all periods presented.

There were 1.4 million options to purchase common shares outstanding at September 30, 2009 and 2008.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership noncontrolling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Numerator - basic and diluted:
(Loss) income from continuing operations	$(2,800)	$(3,355)	$(6,913)	$(9,062)
Net income attributable to noncontrolling redeemable interest	(14)	(13)	(40)	(40)
Preferred share dividends	(1,049)	(1,201)	(3,149)	(3,603)
(Loss) income from continuing operations applicable to common shares	$(3,863)	$(4,569)	$(10,102)	$(12,705)

Income from discontinued operations	$(2)	$325	$15,979	$44,525
Allocation to participating securities	-	-	(457)	(755)
Income from discontinued operations applicable to common shares	$(2)	$325	$15,522	$43,770

Denominator - basic and diluted:	16,539	16,298	16,500	16,222

Net income (loss) applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.23)	$(0.28)	$(0.61)	$(0.78)
Income from discontinued operations	-	0.02	0.94	2.70
Net income (loss) applicable to common shares - basic and diluted	$(0.23)	$(0.26)	$0.33	$1.92

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

The following table presents the financial liabilities that we measured at fair value on a recurring basis as of September 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swaps	$-	$1,965	$-	$1,965

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of September 30, 2009, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activities" in Note 1 for additional information regarding the swaps.

            Rents, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

            Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $526.1 million and $557.5 million at September 30, 2009, and December 31, 2008, respectively, have an estimated aggregate fair value of $538.1 million and $549.0 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

8.         GAIN ON INSURANCE RECOVERIES

              In June 2009, we settled a wind storm damage insurance claim involving 13 of our central Ohio properties for the aggregate sum of $906,000, net of our deductible.  In accordance with GAAP, we recorded this settlement as a gain on insurance recoveries.  The roofs of five of these properties sustained extensive damage and were replaced.  We reported a gain on insurance recoveries of $544,000 in the Consolidated Statements of Income for the nine months ended September 30, 2009, which represents insurance proceeds to be received net of the carrying value of the assets written off and costs incurred to make repairs.

9.         CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of September 30, 2009, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification.  This case arose out of our Suredeposit program.  This program allowed cash short prospective residents to purchase a bond in lieu of paying a security deposit.  The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit.  Plaintiffs allege that the nonrefundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act.  Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act.  On or about January 15, 2004, the Plaintiffs filed a motion for class certification.  We subsequently filed a motion for summary judgment.  On or about September 3, 2008, the court granted our motion for summary judgment thereby dismissing all Plaintiff claims against us.  However, Plaintiff subsequently appealed the court’s ruling to the Ohio Court of Appeals for the 10th District, which dismissed the appeal on technical grounds. The technical issues have now been resolved, Plaintiff has refiled its appeal and we are now awaiting the Court of Appeals decision.

10.        SUBSEQUENT EVENTS

Dividends

On November 2, 2009, we paid a dividend of $0.17 per common share to shareholders of record on October 15, 2009, which was declared on September 15, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2009 performance which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements that speak only as of the date of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

Overview.

We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 98.2% of our consolidated revenue for the nine months ended September 30, 2009.

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

Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors to adapt to changing market conditions, thus allowing us to maximize rental income.  Indicators that we use in measuring these factors include physical occupancy and net collected rent per unit.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property Net Operating Income ("NOI") to be an important indicator of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.

Updated 2009 Expectations.

•	Portfolio performance – Our guidance reflects Same Community property NOI decreasing in the range of -3.5% to -2.5% in 2009.
•

Property acquisitions, sales and development – Our updated guidance reflects no property acquisitions, rather than the $80.0 million we originally anticipated.  We completed the disposition of two properties for $33.9 million through September 30, 2009, and we expect no further property sales during 2009.  We also began construction of a 60-unit expansion of our River Forest apartment community, which is located in the Richmond, Virginia metropolitan area.  The cost of this expansion project is expected to be approximately $7.0 million.  We expect to incur approximately $5.0 million in costs related to this development during 2009, with the remaining $2.0 million to be expended in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash during the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Net cash provided by operations	$22,877	$18,212
Fixed assets:
Property/land acquisitions and development expenditures, net	(1,939)	(34,484)
Net property disposition proceeds	32,714	88,348
Recurring, revenue enhancing and non-recurring capital expenditures	(9,305)	(8,436)
Debt:
Decrease in mortgage notes	(21,832)	(44,963)
Decrease in revolving credit facility borrowings	(9,500)	(5,500)
Cash dividends and operating partnership distributions paid	(11,641)	(11,948)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our unsecured revolving credit facility (the "revolver") and proceeds from property sales.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Four mortgage loans totaling approximately $72.2 million were scheduled to mature in 2009.  During the first half of 2009, we repaid $52.5 million of the maturing debt with funds from new mortgage loans that mature in 2016 and we utilized short term funding from our revolver for the remaining $19.7 million.  The revolver borrowing was repaid with funds received from the sale of a 468-unit property located in Pennsylvania in June 2009.  As of September 30, 2009, our revolver had $138.0 million available for borrowing and matures on March 11, 2011.

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

Cash flow provided by operations increased during 2009 compared to 2008 primarily due to changes in accounts payable and accrued expenses, which was primarily a result of the payment of liabilities in 2008 related to funds held for managed properties and our exit from the affordable housing management business.

In addition to the development costs of $5.0 million, we anticipate funding approximately $3.4 million for recurring, revenue enhancing and nonrecurring capital expenditures for the remainder of 2009.  These expenditures are expected to be funded largely from cash flow provided by operations.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008.

Our Same Community portfolio represents properties that we have owned for all of the comparison periods.  For the three month comparison period ended September 30, 2009 and 2008, the Same Community portfolio consisted of all 48 owned properties containing 12,108 units.  For the nine month comparison period ended September 30, 2009 and 2008, the Same Community portfolio consisted of 46 properties containing 11,572 units, and Acquired properties represents two properties acquired in April 2008.

The net loss from continuing operations decreased $555,000 and $2.1 million during the three and nine month comparison periods, respectively.  The decrease in the three month comparison period was primarily due to a reduction in depreciation and amortization expense.  The decrease in the nine month comparison period was primarily due to a reduction in interest expense and the gain on insurance recoveries.

NOI for the Same Community portfolio decreased during both the three and nine month comparison periods.  The decrease in both comparison periods was primarily attributable to reductions in property revenue at our Southeast properties resulting from increases in rent concessions and vacancy losses.

The following table presents property NOI results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	NOI	NOI	(Decrease)	NOI	NOI	(Decrease)
Same Community Properties:
Midwest	$10,506	$10,256	$250	$31,221	$30,215	$1,006
Mid-Atlantic	3,462	3,427	35	7,191	7,069	122
Southeast	4,288	4,981	(693)	12,927	15,289	(2,362)
Total Same Community	18,256	18,664	(408)	51,339	52,573	(1,234)
Acquired Properties	-	-	-	3,312	2,105	1,207
Total Property NOI	$18,256	$18,664	$(408)	$54,651	$54,678	$(27)

NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding amounts classified as discontinued operations) for our properties and deducting direct property management and service company expenses and construction and other services expenses from management and service company revenue for the management and service operations.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define NOI in a different manner.

A reconciliation of NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Property NOI	$18,256	$18,664	$54,651	$54,678
Service company NOI	22	8	139	165
Construction and other services NOI	(86)	(31)	(269)	(226)
Depreciation and amortization	(8,502)	(9,304)	(26,297)	(26,726)
General and administrative expense	(3,831)	(3,668)	(10,136)	(10,379)
Interest income	6	16	41	122
Interest expense	(8,665)	(9,012)	(25,586)	(26,624)
Gain on insurance recoveries	-	-	544	-
Equity in net loss of joint ventures	-	(28)	-	(72)
Income from discontinued operations:
Operating income (loss)	-	325	568	(678)
Gain on disposition of properties	(2)	-	15,411	45,203
Income from discontinued operations	(2)	325	15,979	44,525
Net (loss) income	(2,802)	(3,030)	9,066	35,463
Net income attributable to noncontrolling redeemable interest	(14)	(13)	(40)	(40)
Consolidated net (loss) income attributable to AERC	$(2,816)	$(3,043)	$9,026	$35,423

The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the nine months
	ended September 30, 2009		ended September 30, 2009
(In thousands)	to September 30, 2008		to September 30, 2008

Property revenue	$(822)	(2.5)%	$750	0.8%
Property operating and maintenance expense	(414)	(2.9)%	777	1.9%
Depreciation and amortization	(802)	(8.6)%	(429)	(1.6)%
Interest expense	(347)	(3.9)%	(1,038)	(3.9)%
Gain on insurance recoveries	-	N/A	544	N/A
Income from discontinued operations	(327)	(100.6)%	(28,546)	(64.1)%

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Same Community Properties:
Midwest	96.0%	97.0%	96.0%	97.0%
Mid-Atlantic	94.0%	96.3%	95.3%	95.3%
Southeast	91.3%	92.3%	91.3%	92.3%
Total Same Community	94.6%	95.8%	94.7%	95.6%
Acquired Properties	N/A	N/A	91.8%	98.1%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Same Community Properties:
Midwest	$790	$792	$785	$775
Mid-Atlantic	$1,165	$1,169	$1,260	$1,240
Southeast	$880	$947	$876	$946
Total Same Community	$858	$876	$847	$856
Acquired Properties	N/A	N/A	$988	$1,014

            The following table presents property revenue results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$18,860	$18,910	$(50)	$56,181	$55,463	$718
Mid-Atlantic	5,288	5,412	(124)	10,838	10,604	234
Southeast	8,107	8,755	(648)	24,196	26,197	(2,001)
Total Same Community	32,255	33,077	(822)	91,215	92,264	(1,049)
Acquired Properties	-	-	-	5,002	3,203	1,799
Total Property Revenue	$32,255	$33,077	$(822)	$96,217	$95,467	$750

            The slight decrease in property revenue for the Midwest portfolio during the three month comparison period is primarily due to an increase in vacancy losses, while net rents remained constant.  The increase in property revenue for the Midwest portfolio during the nine month comparison period is primarily a result of an increase in net rents while vacancy losses remained consistent.  Property revenue in the Mid-Atlantic properties increased during the nine month comparison period primarily due to net rent increases which were partially offset by an increase in the amount of vacancy losses; however, during the three month comparison period vacancy losses were greater than net rent increases resulting in a reduction in property revenue.  Property revenue for the Southeast portfolio decreased during 2009 in both comparison periods primarily due to reductions in net rent and increases in the amount of vacancy losses.

Property operating and maintenance expenses.  Property operating and maintenance expenses decreased in 2009 during the three month comparison period primarily as a result of reductions in repairs and maintenance expenses.  Property operating and maintenance expenses increased in 2009 for the nine comparison period primarily as a result of increases in personnel and utilities expenses related to the properties acquired in 2008.

Depreciation and amortization.  Depreciation and amortization expense decreased during both comparison periods primarily due to a decrease in amortization of intangible assets in 2009 related to properties acquired in 2008 that are now fully amortized.

Interest expense.  Interest expense decreased in 2009 during the nine month comparison period primarily due to the receipt in the first quarter of 2009 of refunds totaling $563,000 in defeasance costs in connection with certain previously defeased loans and decreased interest expense of $200,000 for borrowings on our revolver.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at September 30, 2009 and 2008, an interest rate change of 100 basis points would impact interest expense approximately $470,000 and $495,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2008, for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2009

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number	Average	As Part of	Under the Plans
	of Shares	Price Paid	Publicly Announced	or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
July 1 through
July 31	-	$-	-	$26,288
August 1 through
August 31	107	8.15	-	26,288
September 1 through
September 30	3	8.77	-	26,288
Total	110	$8.17	-

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

ITEM 6.     EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation.	Exhibit 3.2 to Form 10-Q filed July 31, 2007.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed herewith.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2 to Form 10-Q filed herewith.

4.2a	Specimen Depositary Share representing 1/10 of one share of 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2a to Form 10-Q filed herewith.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

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

ASSOCIATED ESTATES REALTY CORPORATION

November 3, 2009	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer
27