Form 10-K
period 2009-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2010-02-25
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $84.6 million as of June 30, 2009.

The number of Common Shares outstanding as of February 11, 2010 was 22,384,070.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Except as the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

We are a self-administered and self-managed equity real estate investment trust ("REIT").  We are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Market ("NASDAQ") under the ticker symbol "AEC."  Our headquarters is located at 1 AEC Parkway in Richmond Heights, Ohio.  The headquarters is comprised of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which we own under a long-term lease.

We are a fully integrated multifamily real estate company engaged in property acquisition, advisory, development, construction, management, disposition, operation and ownership activities.  We own two taxable REIT subsidiaries that provide management and other services to us and to third parties (collectively the "Service Companies").  As of December 31, 2009, our owned and non-owned property portfolio consisted of: (i) 48 owned apartment communities containing 12,108 units in seven states, (ii) one apartment community that we manage for a third party owner consisting of 258 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.  See Item 2 for a state-by-state listing of our portfolio.  Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, the Service Companies, each of which is taxed as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999, and an Operating Partnership structured as a DownREIT, of which we own 97.4%.

BUSINESS SEGMENTS

All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 98.1% of our consolidated revenue for 2009.  Consequently, we have only one reportable segment, which is multifamily properties.

OPERATING STRATEGY AND BUSINESS OBJECTIVES

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of our 2010 outlook and strategy.

Acquisition/Disposition.  Our acquisition/disposition strategy has been to buy properties outside of the Midwest and sell older, low margin “legacy” properties located in the Midwest.  While most of our property sales have been comprised of Midwest and single property locations, we continually monitor the profitability of all of our properties and we will consider opportunistic sales of properties in any market, including our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on equity and increased cash flow when invested in other properties or used to reduce debt.

Since 2005, we have sold 31 properties containing a total of 6,923 units including our 12 Affordable Housing properties, 14 Ohio non-core properties and one property in Florida that we sold at the height of the condo conversion boom.  In addition, we exited markets in Arizona, Pennsylvania, Texas and North Carolina, where we had owned a single property in each of those states.  Consistent with our strategy to diversify outside the Midwest, since 2005 we acquired six properties consisting of 2,131 units in Florida, Georgia and Virginia.

Property Operations.  We operate in many different markets and submarkets.  Each of these markets may have economic characteristics that differ from other markets, and, as a result, the degree to which we can increase rents varies between markets.  However, our goal is to maximize property net operating income in all of our markets through a combination of increasing net collected rents and by continual efforts to contain controllable operating expenses.  Strategies to increase rents include constant monitoring of our markets, providing superior resident service and desirable communities in which to live, leveraging the power of the internet through enhanced property websites, resident portals and the implementation of programs such as utility and refuse reimbursements.  Our AEC Academy for Career Development provides training and support for our employees, which helps us to provide better trained, quality personnel at our communities as well as minimizing or reducing employee turnover.  We attempt to control operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at our apartment communities.

Financing and Capital.  Proceeds received from new debt, debt refinancing, property sales or equity issuances are invested based upon the expected return and the impact on our balance sheet.  Reducing overall interest costs and increasing the number of unencumbered assets have been two of our principal objectives.  During 2007, 2008, and 2009, we continued to focus on lowering our cost of debt by financing, refinancing and defeasing/prepaying debt.  Our weighted average interest rate on our total debt declined 100 basis points from 7.2% at the end of 2006 to 6.2% at December 31, 2009.  Our interest coverage ratio and fixed charge coverage ratio were 1.72:1 and 1.53:1, respectively, at December 31, 2009, up from 1.54:1 and 1.38:1, respectively, at December 31, 2006.

During 2008, we increased our $100.0 million unsecured revolving credit facility, or revolver, to $150.0 million.  This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies.  As of December 31, 2009, we had $137.5 million of availability under our unsecured revolving credit facility.  In addition, in December 2009 we entered into a credit facility agreement with Wells Fargo Multifamily Capital, on behalf of the Federal Home Loan Mortgage Corporation, or Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period with obligations being secured by project specific, nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.

            In January 2010, we sold 5,175,000 of our common shares in a public offering at a price of $11.10 per share, which resulted in total net proceeds of approximately $54.7 million.  These proceeds were used to repay the $12.5 million borrowings on our unsecured revolver and to prepay a $42.0 million mortgage loan that was to mature in June 2010.

General Contractor/Construction.  Our subsidiary, Merit Enterprises, Inc., is a general contractor and construction manager that will act as our in-house construction division as well as provide general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects.

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

EMPLOYEES

On February 11, 2010, we employed approximately 360 people.  Satisfactory relations have generally prevailed between our employees and us.

AVAILABLE INFORMATION

Shareholders may obtain, free of charge from our Internet site at http://www.AssociatedEstates.com, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission ("SEC").

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

            We are subject to risks inherent in the real estate business and operation of a REIT.  We own and manage multifamily apartment communities that are subject to varying degrees of risk generally incident to the ownership of real estate.  Our financial condition, the value of our properties and our ability to make distributions to our shareholders will be dependent upon our continued access to the debt and equity markets and our ability to operate our properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

•

changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

•	our ability to refinance debt on favorable terms at maturity;
•	risks of a lessening of demand for the multifamily units that we own or manage;
•	competition from other available multifamily units and changes in market rental rates;
•	increases in property and liability insurance costs;
•	unanticipated increases in real estate taxes and other operating expenses;
•	weather conditions that adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
•	inability to control operating expenses or achieve increases in revenue;
•	ownership limitations on our common and preferred shares that may discourage a takeover otherwise considered favorably by shareholders;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;
•	catastrophic property damage losses that are not covered by our insurance;
•	our ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as environmental liabilities, among others;
•	changes in or termination of contracts relating to third party management and advisory business;
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and
•	construction business risks.

We are dependent on rental income from our multifamily apartment communities.  If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders may be adversely affected.

Our multifamily apartment communities are subject to competition.  Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  In certain markets, such as Florida, failed condominium conversions or properties originally developed as condominiums are reverting to apartment rentals, creating increasing competition in those markets.  Moreover, rentals resulting from bank foreclosures may create additional competition in certain of our markets.  Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

The properties we own are concentrated in Ohio, Michigan, Georgia, Florida, Indiana, Virginia and Maryland.  As of December 31, 2009, approximately 32%, 24%, 14%, 10%, 7%, 7% and 6% of the units in properties we own were located in Ohio, Michigan, Georgia, Florida, Indiana, Virginia and Maryland, respectively.  Our performance, therefore, is linked to economic conditions and the market for available rental housing in the sub-markets in which we operate.  Deteriorating economic conditions such as continued high unemployment and competition from unsold or foreclosed homes or condominiums in the various sub-markets in Ohio and Michigan, where 56% of our units are located, or to a lesser extent the sub-markets in the other states, may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

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

Secured debt financing could adversely affect our performance.  At December 31, 2009, thirty-one of our 48 properties were encumbered by project specific, non-recourse, and except for five properties, non-cross-collateralized mortgage debt.  There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest.  We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness.  If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.  Although Fannie Mae and Freddie Mac continue to provide needed financing to qualified borrowers, such as ourselves, there is no assurance that those alternatives will remain available.

Real estate investments are generally illiquid, and we may not be able to sell our properties when it is economically or strategically advantageous to do so.  Real estate investments generally cannot be sold quickly, and our ability to sell properties may be affected by market conditions.  We may not be able to further diversify or vary our portfolio in accordance with our strategies or in response to economic or other conditions.  In addition, provisions of the Internal Revenue Code of 1986, as amended (the "Code"), limit the ability of a REIT to sell its properties in some situations when it may be economically advantageous to do so, thereby potentially adversely affecting our ability to make distributions to our shareholders.

Our access to corporate public bond markets is limited.  Substantially all of our current debt either is secured property specific mortgages or bank debt under our unsecured revolving credit facility.  In order to access the corporate public bond markets we would need major modifications to the shelf registration debt covenants contained in the indenture currently in place.

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

The costs of complying with laws and regulations could adversely affect our cash flow.  Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA.  The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities that are open to the public.  In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped.  Other laws also require apartment communities to be handicap accessible.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants.  We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments.

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property.  This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances.  Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment.  Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties.  We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.  Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future in the apartment communities or on the land upon which they are located.

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

            We impose stock ownership limitations that may discourage a takeover otherwise considered favorable by shareholders.  With certain limited exceptions, our Second Amended and Restated Articles of Incorporation, as amended and supplemented to date, prohibit the ownership of more than 4.0% of our outstanding common shares and more than 9.8% of the shares of any series of any class of our preferred shares by any person, unless we grant a waiver.  Absent such a waiver, any shares owned in excess of such ownership limit are subject to repurchase by us and to other consequences as set forth in our Second Amended and Restated Articles of Incorporation.  All shares of stock issued by our company are subject to the following restrictions, whether such shares are in certificated or uncertificated form:

"The Common Shares represented by this certificate are subject to restrictions on transfer for the purpose of preserving the Corporation’s status as a Real Estate Investment Trust under the Internal Revenue Code of 1986, as amended.  Subject to certain provisions of the Corporation’s Amended and Restated Articles of Incorporation, no Person may Beneficially Own Common Shares in excess of 4.0% of the outstanding Common Shares of the Corporation (unless such Person is an Existing Holder) and no Person (other than an Existing Holder who Constructively Owns in excess of 9.8% of the Common Shares immediately following the consummation of the Initial Public Offering) may Constructively Own Common Shares in excess of 9.8% of the outstanding Common Shares of the Corporation.  Any Person who attempts to Beneficially Own or Constructively Own Common Shares in excess of the above limitations must immediately notify the Corporation.  All capitalized terms in this legend have the meanings defined in the Corporation’s Second Amended and Restated Articles of Incorporation, a copy of which, including the restrictions of transfer, will be sent without charge to each shareholder who so requests.  If the restrictions on transfer are violated, certain of the Common Shares represented may be subject to repurchase by the Corporation on the terms and conditions set forth in the Corporation’s Second Amended and Restated Articles of Incorporation."

We have a shareholders rights plan which would delay or prevent a change in control.   We also have a shareholders rights plan, which may be triggered if any person or group becomes the beneficial owner of, or announces an offer to acquire 15.0% or more of our common shares.  We are domiciled in the State of Ohio, where various state statutes place certain restrictions on takeover activity.  Our shareholders rights plan and these restrictions are likely to have the effect of precluding acquisition of control of us without our consent even if a change in control is in the interests of shareholders. All shares of stock issued by our company include the following reference to such shareholders rights agreement whether such shares are in certificated or uncertificated form:

            "This certificate also evidences and entitles the holder hereof to certain Rights as set forth in a Second Amended and Restated Shareholder Rights Agreement between Associated Estates Realty Corporation, an Ohio corporation (the "Company"), and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, N.A. as rights agent (the "Rights Agent"), dated as of December 30, 2008 (as amended, supplemented or otherwise modified from time to time, the "Rights Agreement"), the terms of which are incorporated by reference herein and a copy of which is on file at the principal offices of the Company and the stock transfer administration office of the Rights Agent.  The Company will mail a copy of the Rights Agreement without charge to the holder of this certificate within five days after the receipt of a written request therefore.  Under certain circumstances, as set forth in the Rights Agreement, the Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate.  The Company may redeem the Rights at a redemption price of $0.01 per Right, subject to adjustment, under the terms of the Rights Agreement.  Under certain circumstances, Rights issued to or held by Acquiring Persons or by any Affiliates or Associates thereof (as defined in the Rights Agreement), and any subsequent holder of such Rights, may become null and void.  The Rights are not exercisable, and are void so long as held, by a holder in any jurisdiction where the requisite qualification to the issuance to such holder, or the exercise by such holder, of the Rights in such jurisdiction has not been obtained."

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

            We are subject to control by our directors and officers.  Our directors and executive officers and some members of their respective families owned approximately 15.0% of our outstanding common shares as of December 31, 2009.  Accordingly, those persons have substantial influence over us and the outcome of matters submitted to our shareholders for approval.

            We depend on our key personnel.  Our success depends to a significant degree upon the continued contribution of key members of our management team, who may be difficult to replace.  The loss of services of these executives could have a material adverse effect on us.  There can be no assurance that the services of such personnel will continue to be available to us.  Our Chairman of the Board, President and Chief Executive Officer, Mr. Jeffrey I. Friedman, is a party to an employment agreement with us.  Other than Mr. Friedman, we do not have employment agreements with key personnel.  We do not hold key-man life insurance on any of our key personnel.

            We may be exposed to construction business risk.  Our subsidiary, Merit Enterprises, Inc., is engaged in the construction business as a general contractor.  Inherent risks of those operations include the following:

•

Fixed price contracts can be adversely affected by a number of factors that cause actual results to exceed the cost estimates at the time of original bid, resulting in increased project costs and possible losses;

•	penalties for late completion;
•	adverse weather conditions;
•	continuing difficulties in the development and construction industries;
•	continuing difficulties in obtaining financing for development and construction;
•	failure of subcontractors to perform as anticipated; and
•	bonding indemnification obligations for which the parent company is responsible.

Item 1B.  Unresolved Staff Comments

            None.

Item 2.  Properties

            Our Portfolio.  The following table represents our portfolio as of December 31, 2009, which consists of properties we owned, directly or indirectly, and properties we manage.

	Total Number	Total Number
	of Properties	of Units

Wholly Owned Properties:
Baltimore/Washington	3	667
Florida	4	1,272
Georgia	4	1,717
Indiana	3	836
Michigan	11	2,888
Ohio	20	3,924
Virginia	3	804

Total wholly owned properties	48	12,108

Managed for Pension Fund Clients:
Colorado	1	258

Total Portfolio	49	12,366

Other Properties:		Units/Sq. Ft.
Asset Managed for Pension Fund Clients:
Multifamily:
Texas	1	186
Commercial:
California	1	145,000
	2

	Total Number	Age of Owned
	of Units	Properties(1)
Wholly Owned Properties:
Baltimore/Washington
Annen Woods	131	22
Hampton Point	352	23
Reflections	184	24
	667
Florida
Courtney Chase	288	6
Cypress Shores	300	18
Vista Lago	316	6
Windsor Pines	368	11
	1,272
Georgia
Cambridge at Buckhead	168	14
The Falls	520	23
Idlewylde	843	8
Morgan Place	186	20
	1,717
Indiana
Residence at White River	228	18
Steeplechase	264	11
Waterstone Apartments	344	12
	836
Michigan
Arbor Landings	328	10
Aspen Lakes Apartments	144	28
Central Park Place	216	21
Country Place Apartments	144	20
Clinton Place Apartments	202	21
Georgetown Park Apartments	480	10
Oaks at Hampton	544	21
The Landings at the Preserve	190	18
Spring Brook Apartments	168	21
Spring Valley Apartments	224	22
Summer Ridge	248	18
	2,888
Ohio
St. Andrews at Little Turtle	102	22
Barrington	288	10
Bedford Commons	112	22
Bradford at Easton	324	13
Heathermoor	280	20
Kensington Grove	76	14
Lake Forest	192	15

(1)	Age of property is determined by subtracting from 2009 the year construction of the property was completed or, if applicable, the year the property was substantially rehabilitated.

	Total Number	Age of Owned
	of Units	Properties(1)
Ohio (Continued)
Mallard's Crossing	192	19
Muirwood Village at Bennell	164	21
Perimeter Lakes	189	17
Remington Place	234	19
Residence at Christopher Wren	264	16
Residence at Turnberry	216	18
Saw Mill Village	340	22
Sterling Park	128	15
Village at Avon	312	8
Westchester Townhomes	136	20
Western Reserve	108	11
Westlake Townhomes	7	24
Williamsburg Townhomes	260	19
	3,924
Virginia
The Alexander at Ghent	268	3
The Belvedere	296	4
River Forest	240	3
	804

Total wholly owned properties	12,108	15

			Anticipated
	Location	Acres	Completion

Undeveloped Land Parcels:
Aspen Lakes	Grand Rapids, MI	19.5	On Hold
Landings at the Preserve	Battle Creek, MI	4.3	On Hold
River Forest	Richmond, VA	5.9	2010
Westlake	Westlake, OH	39.0	On Hold
Wyndemere	Franklin, OH	10.0	On Hold
Total undeveloped land parcels		78.7

(1)	Age of property is determined by subtracting from 2009 the year construction of the property was completed or, if applicable, the year the property was substantially rehabilitated.

Indebtedness Encumbering the Properties.  We have financed, and in many cases refinanced, the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness.  At December 31, 2009, 17 of the 48 wholly owned properties were unencumbered, 24 properties were encumbered by conventional mortgages, five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans, and two properties were encumbered by federally insured mortgages.

Item 3.  Legal Proceedings

            For information concerning current legal proceedings, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

            No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant and Other Key Employees

            The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	58	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	43	Vice President, Treasurer and Chief Financial Officer

Martin A. Fishman	68	Vice President, General Counsel and Secretary

John T. Shannon	48	Senior Vice President, Operations

            Jeffrey I. Friedman has served as our Chairman of the Board and Chief Executive Officer since the Company was organized in 1993 and served as our President from the Company's organization until February 24, 2000.  In August 2002, Mr. Friedman reassumed the role of President.  Mr. Friedman joined the Company's predecessor, Associated Estates Group, ("AEG"), in 1974 and later became Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group.

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

John T. Shannon joined the Company in 2004 as Senior Vice President, Operations.  Mr. Shannon had previously held the position of Vice President of Operations at The Shelter Group.  He has a degree in Business Administration with concentration in real estate finance and construction management from the University of Denver.  Mr. Shannon has 20 years of property management experience.

            In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:

            Michelle B. Creger joined the Company in 2009 as Vice President, Associate General Counsel.  Ms. Creger was previously the Vice President of Human Resources at U-Store-It Trust, and has also worked for American Greetings Corporation and McDonald Hopkins, a major Cleveland law firm.  She earned her law degree from Case Western Reserve University School of Law and a Bachelor's degree in Economics from Creighton University.  Ms. Creger has over 27 years of legal experience and is 54 years old.

            Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing.  Mr. Duffy plays a key role in our diversification plan by assisting in identifying markets for asset acquisitions and dispositions.  In addition, he is responsible for developing property-specific marketing plans and strategies to assist in maximizing top line revenue growth for our properties, while also assisting with pricing and positioning strategies.  Mr. Duffy previously held the position of Senior Vice President of Marketing at The Shelter Group.  He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University.  Mr. Duffy has over 23 years of experience in the real estate industry and is 48 years old.

            Jason A. Friedman joined the Company in 2009 as Vice President, Construction and Development and as President of Merit Enterprises, Inc.  He previously was the President of JAS Construction, Inc., a general contractor specializing in multifamily renovations.  During his tenure at JAS, he was involved in approximately $100 million of multifamily renovation projects in various states.  Mr. Friedman has also worked for PricewaterhouseCoopers where he provided valuation and advisory services to real estate clients.  He graduated from Auburn University with a major in Communications and Business.  Mr. Friedman is a member of the Urban Land Institute.  Mr. Friedman has over 10 years of real estate experience and is 35 years old.

            Daniel E. Gold joined the Company in 2009 as Vice President of Human Resources.  Mr. Gold previously served as the Director of Corporate Human Resources for Falcon Transport and has also worked for Rockwell Automation, Cap Gemini and Bailey Controls.  Mr. Gold is responsible for the oversight of all Human Resource functions, including employee development, compensation, benefits, recruiting and payroll.  Mr. Gold has a Bachelor's of Science degree in Communications from Ohio University, and is a member of both the Ohio Human Resource Planning Society and the Society for Human Resource Management.  Mr. Gold has over 16 years of Human Resources experience and is 41 years old.

            Miria C. Rabideau joined the Company in 1994 as a Property Manager, and was promoted to Regional Manager in 2003.  During 2006, she was promoted to Regional Vice President and during 2009 she was promoted to Vice President of Operations.  Ms. Rabideau is responsible for properties in Colorado, Indiana, Michigan and Northeast Ohio.  Ms. Rabideau has 17 years of asset and property management experience. She has a Bachelor's degree from Michigan State University and is 40 years old.

            Beth L. Stoll joined the Company in 2004 as a Regional Vice President, and was promoted to Vice President of Operations during 2006.  She is responsible for properties in Georgia, Maryland, Florida, Virginia and Central Ohio.  Ms. Stoll is also responsible for the AEC Academy for Career Development, which provides training and support for our employees.  Ms. Stoll previously held the position of Regional Vice President at The Shelter Group.  Ms. Stoll has over 22 years of property management experience and is 54 years old.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Our common shares are traded on the NYSE and NASDAQ under the trading symbol "AEC."  The following table sets forth for the periods indicated the high and low closing sale prices per common share as reported on the NYSE (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2009		2008		2009	2008
	High	Low	High	Low
First Quarter	$8.75	$4.87	$12.16	$8.30	$0.17	$0.17
Second Quarter	6.71	5.08	13.47	10.71	0.17	0.17
Third Quarter	10.21	5.16	14.88	10.97	0.17	0.17
Fourth Quarter	11.27	8.98	13.06	6.35	0.17	0.17
					$0.68	$0.68

            During the year ended December 31, 2009, net income attributable to AERC was less than the total dividends declared on our common shares.  However, cash flow from operations was sufficient to pay cash dividends.  For a discussion of liquidity and capital resources, see Part II, Item 7 of this report on Form 10-K.

            On February 11, 2010, there were approximately 800 holders of record and approximately 7,610 beneficial owners of our common shares.  For information concerning security ownership of certain beneficial owners and management and related shareholder matters, see Part III, Item 12 of this report on Form 10-K.

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

            There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common and/or preferred shares.  Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.  The following table sets forth our repurchase activities for the fourth quarter of 2009.

Issuer Purchases of Equity Securities for the Three Months Ended December 31, 2009

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
October 1 through
October 31	-	$-	-	$26,288
November 1 through
November 30	113	9.72	-	26,288
December 1 through
December 31	-	-	-	26,288
Total	113	$9.72	-

            In January 2010, we sold 5,175,000 of our common shares in a public offering at a price of $11.10 per share, which resulted in total net proceeds of approximately $54.7 million.

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

(In thousands, except per share, unit count and net collected rent amounts)	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Revenue
Property revenue	$127,972	$127,848	$113,772	$102,771	$95,245
Management and service operations:
Fees, reimbursements and other	1,287	1,784	10,990	11,689	11,723
Construction and other services	1,160	1,010	2,218	1,078	1,094
Total revenue	130,419	130,642	126,980	115,538	108,062

Total expenses	(106,615)	(106,705)	(104,562)	(96,068)	(90,158)

Interest income	46	132	429	650	627
Interest expense	(34,220)	(35,660)	(38,798)	(45,660)	(34,111)

(Loss) income before gain on disposition of investment, gain on insurance recoveries, equity in net income (loss) of joint ventures,
and income from discontinued operations	(10,370)	(11,591)	(15,951)	(25,540)	(15,580)
Gain on disposition of investment	-	-	-	-	150
Gain on insurance recoveries	665	-	-	-	-
Equity in net income (loss) of joint ventures	-	1,502	(258)	(462)	(644)
(Loss) income from continuing operations	(9,705)	(10,089)	(16,209)	(26,002)	(16,074)
Income from discontinued operations:
Operating income (loss)	568	(433)	5,563	(1,009)	3,807
Gain on disposition of properties	15,400	45,202	20,864	54,093	48,536
Income from discontinued operations	15,968	44,769	26,427	53,084	52,343
Net income	6,263	34,680	10,218	27,082	36,269
Net income attributable to noncontrolling redeemable interest	(53)	(53)	(53)	(61)	(63)
Net income attributable to AERC	6,210	34,627	10,165	27,021	36,206
Preferred share dividends	(4,199)	(4,655)	(4,924)	(5,046)	(5,130)
Preferred share repurchase costs	-	(143)	(58)	-	(2,163)
Discount/(premium) on preferred share repurchase	-	2,289	(114)	-	-
Allocation to participating securities	(423)	(730)	(338)	(770)	(623)
Net income applicable to common shares	$1,588	$31,388	$4,731	$21,205	$28,290

Earnings per common share - Basic and Diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.85)	$(0.78)	$(1.27)	$(1.83)	$(1.22)
Income from discontinued operations	0.95	2.71	1.55	3.07	2.70
Net income applicable to common shares	$0.10	$1.93	$0.28	$1.24	$1.48

Weighted average number of common shares outstanding	16,516	16,262	16,871	17,023	19,162

Dividends declared per common share	$0.68	$0.68	$0.68	$0.68	$0.68

17

	2009	2008	2007	2006	2005
Cash flow data:
Cash flow provided by operations	$31,300	$24,665	$28,962	$17,912	$24,376
Cash flow provided by (used for) investing activity	16,450	41,051	(38,610)	73,935	4,421
Cash flow used for financing activity	(47,701)	(63,714)	(18,813)	(101,570)	(50,798)

Balance Sheet Data at December 31:
Real estate assets, net	$638,535	$673,848	$659,586	$591,520	$645,937
Total assets	662,505	699,896	686,796	648,829	719,242
Total debt	525,836	557,481	556,695	498,634	573,570
Total shareholders' equity	99,440	105,621	89,786	112,051	108,980

Other Data:
Net operating income (1) (5)	$72,765	$73,619	$62,033	$55,321	$51,831
Funds from operations (2) (6)	$19,836	$21,893	$17,659	$930	$15,217
Funds from operations as adjusted (3) (6)	$19,273	$21,706	$22,055	$16,453	$17,380
Total properties (at end of period) - includes joint ventures	48	50	64	66	74
Total multifamily units (at end of period) - includes joint ventures	12,108	12,672	14,450	15,355	17,395
Average monthly net collected rent per unit	$852	$858	$815	$750	$689
Physical occupancy (4)	93.9%	93.0%	94.1%	94.5%	92.9%

(1)

We consider net operating income ("NOI") to be an important indicator of our overall performance because it reflects the operating performance of our real estate portfolio and management and service companies at the property and management and service company level and is used to assess regional property and management and service company level performance.  NOI is determined by deducting property operating and maintenance expenses, direct property management and service company expenses and construction and other services expense from total revenue.  NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define NOI in a different manner.

(2)

We calculate funds from operations ("FFO") in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").  This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, gains on insurance recoveries, and gains and losses from the disposition of properties and land.  We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Other real estate companies may define FFO in a different manner.

(3)

Funds from operations ("FFO") as adjusted is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio.  We consider FFO as adjusted to be a more appropriate measure of comparing the operating performance of our real estate portfolio between periods as well as to that of other real estate companies.  Other real estate companies may define FFO as adjusted in a different manner.

(4)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(5)	Reconciliation of NOI to net income attributable to AERC:

	Year Ended December 31,
(In thousands)	2009	2008	2007	2006	2005

Net operating income	$72,765	$73,619	$62,033	$55,321	$51,831
Depreciation and amortization	(34,937)	(35,913)	(29,288)	(26,011)	(25,928)
General and administrative expense	(14,024)	(13,769)	(10,327)	(9,840)	(7,999)
Interest income	46	132	429	650	627
Interest expense	(34,220)	(35,660)	(38,798)	(45,660)	(34,111)
Gain on disposition of investment	-	-	-	-	150
Gain on insurance recoveries	665	-	-	-	-
Equity in net income (loss) of joint ventures	-	1,502	(258)	(462)	(644)
Income from discontinued operations:
Operating income (loss)	568	(433)	5,563	(1,009)	3,807
Gain on disposition of properties	15,400	45,202	20,864	54,093	48,536
Income from discontinued operations	15,968	44,769	26,427	53,084	52,343
Net income	6,263	34,680	10,218	27,082	36,269
Net income attributable to noncontrolling redeemable interest	(53)	(53)	(53)	(61)	(63)
Net income attributable to AERC	$6,210	$34,627	$10,165	$27,021	$36,206

(6)	Reconciliation of NOI to net income attributable to AERC: to FFO and FFO as adjusted:

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007	2006	2005

Net income attributable to AERC	$6,210	$34,627	$10,165	$27,021	$36,206
Depreciation - real estate assets	32,822	32,560	31,363	31,205	32,355
Depreciation - real estate assets - joint ventures	-	91	529	962	959
Amortization of joint venture deferred costs	-	-	17	34	34
Amortization of intangible assets	1,068	3,929	1,545	847	1,492
Preferred share dividends	(4,199)	(4,655)	(4,924)	(5,046)	(5,130)
Preferred share repurchase costs	-	(143)	(58)	-	(2,163)
Preferred share repurchase discount/(premium)	-	2,289	(114)	-	-
Gain on disposition of joint venture property	-	(1,603)	-	-	-
Gain on disposition of properties/gain on insurance recoveries	(16,065)	(45,202)	(20,864)	(54,093)	(48,536)
Funds from operations	19,836	21,893	17,659	930	15,217

Defeasance and other prepayment costs	-	1,959	4,224	15,523	-
Preferred stock repurchase costs	-	143	58	-	2,163
Preferred stock repurchase discount	-	(2,289)	114	-	-
Refund of defeasance costs for previously defeased loans	(563)	-	-	-	-
Funds from operations as adjusted	$19,273	$21,706	$22,055	$16,453	$17,380

Funds from operations per common share - basic and diluted	$1.20	$1.35	$1.05	$0.06	$0.79
Funds from operations as adjusted per common share - basic and diluted	$1.17	$1.33	$1.31	$0.97	$0.91

Weighted average shares outstanding - basic and diluted	16,516	16,262	16,871	17,023	19,162

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2010 performance that are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements.  For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this report on Form 10-K.

            Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 98.1% of our consolidated revenue for the year ended December 31, 2009.

            The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by the access to and cost of debt and equity.

            Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors to adapt to changing market conditions, thus allowing us to maximize rental revenue.  Indicators that we use in measuring these factors include physical occupancy and net collected rent per unit.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property NOI and FFO to be important indicators of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO.  See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of NOI and FFO to consolidated net income attributable to AERC in accordance with accounting principles generally accepted in the United States ("GAAP").

            Our Same Community portfolio for the years 2008 and 2009 consists of 46 properties containing 11,572 units and accounted for 93.1% of total revenue in 2009 and 94.0% of our property NOI.  Same Community NOI decreased 2.4% in 2009 compared to 2008 primarily as a result of a $2.7 million or 13.6% reduction in NOI from our Southeast portfolio.  Our Midwest portfolio, however, increased NOI $931,000 or 2.3% while our Mid-Atlantic portfolio remained relatively flat in 2009.  The following table presents NOI results for 2009 and 2008:

	Year Ended December 31,
	2009	2008
(In thousands)	NOI	NOI
Same Community Properties:
Midwest	$41,901	$40,970
Mid-Atlantic	9,563	9,498
Southeast	17,302	20,020
Total Same Community	68,766	70,488
Acquired Properties	4,404	3,299
Total Property NOI	$73,170	$73,787
Service Company NOI	180	160
Construction and Other Services NOI	(585)	(328)
Total NOI	$72,765	$73,619

            Our 2010 earnings guidance does not include any acquisitions or dispositions.  However, we intend to continue to evaluate potential property acquisitions when our investment criteria warrant an acquisition.  Moreover, we will consider land development opportunities now that we again have the in-house construction expertise available through Merit Enterprises, our wholly owned subsidiary.  We also may sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide over time a significantly greater return on equity, an increase in cash flow or further enhance our strategic objectives.

            We are also focused on reducing the ratio of our total debt to gross real estate assets and the overall interest charges on our borrowings, which at December 31, 2009, had a weighted average rate of 6.2%.  In January 2010, we raised approximately $54.7 million in a public offering of 5.2 million common shares.  These proceeds were used to repay the $12.5 million borrowings on our revolver and to prepay a $42.0 million mortgage loan that was to mature in June 2010.

              In order to maximize property NOI, we plan to continue to focus our efforts on improving revenue, controlling costs and realizing operational efficiencies at the property level, both regionally and portfolio-wide.  In 2010, at the midpoint of our guidance, we expect Same Community NOI to decrease 3.25% and we expect property revenue to decrease 0.5% while property operating expenses increase 3.25% compared to 2009.  However, the uncertainties caused by current economic conditions and the unprecedented financial crisis complicate our ability to forecast future performance.  We believe that the apartment industry is better situated to weather the recession than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays and because government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors. However, our 2010 expectations may be adversely impacted if recessionary forces accelerate or Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry.

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

            A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer.  As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a TRS that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants.  However, no more than 25.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's.  The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations.  We have elected TRS status for all of our Service Companies.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash in the past three years are summarized as follows:

            Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2009	2008	2007

Net cash provided by operations	$31,300	$24,665	$28,962
Fixed assets:
Property/land acquisitions and development expenditures, net	(4,526)	(34,604)	(70,547)
Net property/land disposition proceeds	32,746	88,347	46,478
Recurring, revenue enhancing and non-recurring capital expenditures	(12,629)	(12,692)	(12,300)
Debt:
Decrease in mortgage notes	(22,645)	(45,716)	(3,939)
(Decrease) increase in revolving credit facility borrowings	(9,000)	1,500	20,000
Cash dividends and operating partnership distributions paid	(15,529)	(15,813)	(16,554)
Purchase of preferred and/or treasury shares	(179)	(4,882)	(16,861)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, our secured credit facility or project specific loans.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Our debt repayment obligations are relatively modest.  Six mortgage loans totaling approximately $78.3 million were scheduled to mature in 2010.  We have already repaid $42.0 million of those debt obligations and we expect to repay the $36.3 million balance with proceeds from our unsecured revolver or with proceeds from other secured loans.

            In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  Our $150.0 million unsecured revolver, which matures March 20, 2011, provides us additional financial flexibility.

            Our ability to reenter the capital markets affords us additional liquidity as demonstrated by our recent successful sale to the public markets of 5,175,000 of our common shares resulting in net proceeds of approximately $54.7 million.

            Cash flow provided by operations increased during 2009 compared to 2008 primarily due to changes in accounts payable and accrued expenses.  These changes were primarily the result of an increase in the fair value of deferred compensation, the payment of real estate taxes in 2008 related to the sale of 15 properties and the payment of other liabilities in 2008 related to funds held for managed properties and our exit from the affordable housing management business.

            Cash flow provided by operations decreased in 2008 compared to 2007 primarily due to the payment of real estate taxes in 2008 related to the sale of 15 properties and the payment of other liabilities in 2008 related to funds held for managed properties and our exit from the affordable housing management business.  This decrease was partially offset by increased cash flow from property operations in 2008 when compared to 2007.

            Shelf Availability.  We have a shelf registration statement that became effective in May 2009.  This registration statement relates to possible offerings, from time to time, of debt securities, preferred shares, depositary shares, common shares and common share warrants.  This registration statement will expire in May 2012.  In January 2010, we issued $57.4 million of new common shares under this registration statement.  Securities offerings up to $157.2 million are available under this shelf registration statement, after giving effect to the January 2010 common share offering.  However, before any debt securities could be issued under this shelf registration, major modifications to the debt covenants contained in the indenture currently in place would be necessary.

            Liquidity:  Normal Business Operations.  We anticipate that we will meet our normal business operations and liquidity requirements for the upcoming year generally through net cash provided by operations.  We believe that if net cash provided by operations is below projections, other sources, such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.

            Liquidity:  Non-Operational Activities.  Sources of cash available for repayment of debt, completing our 60-unit expansion project at our River Forest property, any property acquisitions and funding other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver and possibly the sale of common shares.

Long-Term Contractual Obligations.  The following table summarizes our long-term contractual obligations at December 31, 2009, as defined by Item 303(a) 5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2015 and
Contractual Obligations	Total	2010	2011-2012	2013-2014	Later Years

Debt payable - principal	$525,836	$81,374	$149,142	$179,454	$115,866
Debt payable - interest	191,068	30,317	45,604	23,975	91,172
Operating leases	303	157	119	13	14
Purchase obligations	15,713	13,844	1,831	38	-
Total	$732,920	$125,692	$196,696	$203,480	$207,052

Debt Payable - Principal.  Debt payable - principal includes principal payments on all property specific mortgages, the unsecured revolving credit facility and unsecured debt based on amounts and terms of debt in existence at December 31, 2009.  For detailed information about our debt, see Note 5 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Debt Payable - Interest.   Debt payable - interest includes accrued interest at December 31, 2009 and interest payments as required based upon the terms of the debt in existence at December 31, 2009.  Interest related to floating rate debt is calculated based on applicable rates as of December 31, 2009.

            Operating Leases.  We lease certain equipment and facilities under operating leases.  For detailed information about our lease obligations, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Purchase Obligations.  Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement.  Our purchase obligations include, but are not limited to, obligations under construction contracts for labor and materials as well as vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services. Obligations included in the above table represent agreements dated December 31, 2009, or earlier.

            Dividends.  On December 9, 2009, we declared a dividend of $0.17 per common share, which was paid on February 1, 2010, to shareholders of record on January 15, 2010.  We anticipate that we will continue paying quarterly regular dividends in cash.  Additionally, on January 28, 2010, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 15, 2010, to shareholders of record on February 26, 2010.

Capital Expenditures.  We anticipate incurring approximately $15.9 million in capital expendi-tures for 2010.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures.  These commitments are expected to be funded with cash provided by operating activities and borrowings on our unsecured revolver.

            Financing and Other Commitments.  The following table identifies our total debt outstanding as of December 31, 2009 (dollar amounts in thousands):

	Balance	Percentage	Weighted
	Outstanding	of	Average
	December 31, 2009	Total Debt	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$115,464	22.0%	7.7%
Mortgages payable - other (1)	337,241	64.1%	5.8%
Unsecured debt	25,780	4.9%	7.9%
Total fixed rate debt	478,485	91.0%	6.4%

VARIABLE RATE DEBT
Mortgages payable	34,851	6.6%	4.7%
Unsecured revolving credit facility	12,500	2.4%	2.6%
Total variable rate debt	47,351	9.0%	4.1%
TOTAL DEBT	$525,836	100.0%	6.2%

(1)	Includes $63.0 million of variable rate debt swapped to fixed.

            The following table provides information on loans repaid at par as well as loans obtained during 2009:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Rate		Amount	Rate		Maturity

Saw Mill Village	$11,119	7.5%		$17,220	6.0%		April 2016
Georgetown Park	16,000	1.6%	(1)	-	N/A		N/A
Chestnut Ridge	19,000	1.4%	(1)	-	N/A		N/A
Oaks at Hampton	25,977	7.5%		-	N/A		N/A
Steeplechase	-	N/A		13,790	4.7%	(1)	March 2016
Courtney Chase	-	N/A		21,440	4.7%	(1)	March 2016
	$72,096	4.6%	(2)	$52,450	5.1%	(2)

(1)	Denotes variable rate loans. Rates shown on loans obtained are as of December 31, 2009.
(2)	Represents weighted average interest rate for the loans listed.

            At December 31, 2009, we had 17 unencumbered properties.  These properties had net income of $7.8 million for the year ended December 31, 2009, and a net book value of $151.8 million at December 31, 2009.

             We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all noncancellable-operating leases in which we are the lessee, are included in the previous table of contractual obligations.

              Operating Partnership.  As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners.  The DownREIT Partnership was formed in 1998.  Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the 20 day trailing price of our common shares for the immediate 20 day period preceding a limited partner's redemption notice.  As of December 31, 2009 there were 78,335 OP units remaining having a carrying value of $1.8 million, and 443,697 of the original 522,032 OP units had been redeemed.  These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.4%.  For additional information regarding the OP units, see Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            Acquisitions and Development.  On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of $75.0 million and additional closing costs of $540,000.  The acquisition also included a 5.9 acre land parcel adjacent to one of the properties on which we are constructing an additional 60 units.  We expect to complete this construction during 2010.

             We intend to continue to evaluate land and property acquisitions.  Any future acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of shares or units exchangeable into common shares.

            Dispositions.  During 2009, we sold two properties for net cash proceeds of $32.7 million.  The operating results of these properties, along with the gains of $15.4 million that we recognized, are included in "Income from discontinued operations."

             Management and Service Operations.  Revenues from our management and service operations were significantly reduced in 2008 and 2009 as a result of our exit from the Affordable Housing business at the end of 2007.  As of December 31, 2009 we managed one property and asset managed one residential property and one commercial property for third party owners.

General Contractor/Construction.  Our subsidiary, Merit Enterprises, Inc., is engaged as a general contractor and construction manager that will act as our in-house construction division as well as provide general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects.

RESULTS OF OPERATIONS FOR 2009 COMPARED WITH 2008 AND 2008 COMPARED WITH 2007

            In the following discussion of the comparison of the year ended December 31, 2009 to the year ended December 31, 2008 and the year ended December 31, 2008 to the year ended December 31, 2007, Same Community properties represent 44 wholly owned properties that were owned during all of 2007, 2008 and 2009.  Acquired properties represent two properties acquired in April 2008 and two properties acquired in June 2007.

            The net loss from continuing operations decreased $384,000 during 2009 compared to 2008 primarily as a result of a decrease of $1.4 million in interest expense and a gain on insurance recoveries of $665,000 during 2009.  Offsetting these items was the fact that 2008 included net income from joint ventures of $1.5 million due to the sale of our last joint venture property.  The net loss from continuing operations decreased $6.1 million in 2008 compared to 2007 primarily as a result of a $3.1 million decrease in interest expense, which was primarily due to decreased debt defeasance/prepayment costs, and an increase in equity in net income (loss) of joint ventures of $1.8 million primarily resulting from the above referenced sale of our last joint venture property in 2008.

            The following chart is intended to reflect the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when comparing
	the years ended December 31,
(In thousands)	2009 to 2008		2008 to 2007

Property revenue	$124	0.1%	$14,076	12.4%
Fees, reimbursements and other	(497)	(27.9)%	(9,206)	(83.8)%
Property operating and maintenance expense items:
Personnel	284	1.9%	1,326	10.0%
Real estate taxes and insurance	351	2.0%	1,052	6.4%
Utilities	313	4.6%	992	17.1%
Depreciation and amortization	(976)	(2.7)%	6,625	22.6%
Direct property management and service company expenses	(517)	(31.8)%	(11,239)	(87.4)%
General and administrative	255	1.9%	3,442	33.3%
Interest expense	(1,440)	(4.0)%	(3,138)	(8.1)%
Gain on insurance recoveries	665	N/A	-	N/A
Equity in net income (loss) of joint ventures	(1,502)	(100.0)%	1,760	N/A
(Loss) income from continuing operations	(384)	3.8%	(6,120)	37.8%
Income from discontinued operations	(28,801)	(64.3)%	18,342	69.4%

            Property Revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	For the year ended December 31,
	2009	2008	2007
Same Community Properties:
Midwest	94.9%	94.8%	94.9%
Mid-Atlantic	95.2%	92.2%	95.1%
Southeast	91.8%	88.8%	93.4%
Total Same Community	94.3%	93.4%	94.6%
Acquired Properties	91.6%	90.5%	90.5%

	Average Monthly Net Collected
	Rent Per Unit
	For the year ended December 31,
	2009	2008	2007
Same Community Properties:
Midwest	$783	$778	$744
Mid-Atlantic	$1,241	$1,222	$1,185
Southeast	$952	$1,001	$1,019
Total Same Community	$847	$852	$828
Acquired Properties	$884	$939	$899

            Property revenue increased in 2009 compared to 2008 primarily as a result of an increase of $730,000 contributed by the acquired properties.  Property revenue for the Same Community properties decreased $610,000 primarily due to reductions in net rent (potential rent less concessions) and increases in the amount of vacancy losses in the Southeast portfolio.  Property revenues increased in 2008 compared to 2007 primarily as a result of $10.9 million contributed by the acquired properties and an increase of $3.2 million in the Same Community properties which was primarily due to stable occupancy throughout the majority of 2008 combined with rental rate increases and an overall reduction in concessions.

            Fees, Reimbursements and Other.  The management and service operations saw a decrease of $120,000 in fee revenue in 2009 compared to 2008 and a reduction of $1.9 million in fee revenue in 2008 compared to 2007 primarily as a result of the loss of management fee revenue associated with our exit from the Affordable Housing fee management business at the end of 2007 and the resulting reduction in management fee revenue from properties formerly managed for third party owners.  Reimbursement of expense from managed properties decreased $400,000 in 2009 compared to 2008 and $7.3 million in 2008 compared to 2007 also as a result of the reduction of the number of properties managed.  This reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Direct property management expenses."

            Property Operating and Maintenance Expenses.  Property operating and maintenance expenses remained flat for the Same Community properties in 2009 compared to 2008 as well as in 2008 compared to 2007.  However, total property operating and maintenance expenses for the entire portfolio increased during both comparison periods because of the additional expenses related to the acquired properties.

            Depreciation and Amortization.  Depreciation and amortization expenses decreased in 2009 compared to 2008 and increased in 2008 compared to 2007 primarily as a result of the 12 month to 16 month amortization periods of intangible assets recorded in connection with the acquired properties.

            Direct Property Management and Service Company Expenses.  Direct property management and service company expenses decreased in 2009 compared to 2008 and in 2008 compared to 2007 as a result of the reduction in the number of properties managed for third party owners.  The reimbursement of expenses from the managed properties decreased in both comparison periods as previously noted.  However, this reduction had no impact to the net loss from continuing operations as these reimbursements are also included in "Fees, reimbursements and other" revenue.  Additionally, service company expenses, which represent the portion of general and administrative expense that relates to the management of third party owned properties, decreased $4.0 million in 2008 compared to 2007 due to the reduction in the number of properties managed.

            General and Administrative Expenses.  General and administrative expense increased in 2009 primarily as a result an increase in directors' deferred compensation in 2009 compared to 2008.  This was primarily a result of valuation adjustments of the directors deferred compensation based upon the closing price of our common shares at the end of each period.  This increase was partially offset by a reduction to payroll expenses in 2009 compared to 2008.  General and administrative expense decreased in 2008 compared to 2007 primarily as a result of the reduction in costs allocated to "Direct property management and service company expenses," as noted above, an increase in 2008 of $560,000 related to pre-acquisition and other project costs, and an increase in deferred directors' compensation expense in 2008 of $470,000.  These increases were partially offset by decreases in payroll related costs in 2008 of $600,000 primarily as a result of our exit from the Affordable Housing fee management business in 2008.  The director's deferred compensation plan was modified effective January 1, 2010, to provide that all distributions under the plan will be in the form of our common shares instead of cash.  As a result, the value of the deferred compensation will no longer be adjusted based upon the closing price of our common shares.  Distributions with a commencement date of December 31, 2010 or earlier will continue to be made in cash, however the value of these units was fixed as of December 31, 2009, in accordance with the original terms of the plan.

            Interest Expense.  Interest expense decreased in 2009 compared to 2008 primarily due to the receipt in the first quarter of 2009 of refunds totaling $563,000 of defeasance costs in connection with certain previously defeased loans and decreased interest expense of $310,000 for borrowings on our revolver.  Interest expense decreased in 2008 compared to 2007 primarily due to a reduction of $4.2 million in defeasance/prepayment costs that were included in income from continuing operations.  Interest expense, including defeasance/prepayment costs that are associated with discontinued operations are included in "Income from discontinued operations," as discussed below.

            Gain on Insurance Recoveries.  During 2009, we settled a wind storm damage insurance claim involving 13 of our central Ohio properties for the aggregate sum of $906,000, net of our deductible.  Also included in this category was a settlement of $271,000, net of our deductible in connection with a clubhouse fire at one of our Ohio properties. The gain on insurance recoveries recorded during 2009 represents insurance proceeds to be received net of the carrying value of the assets written off and costs incurred to make repairs.

            Equity in Net Income (Loss) of Joint Ventures.  On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  Our proportionate share of the gain recognized in 2008 was $1.6 million.

            Income from Discontinued Operations.  Included in discontinued operations for the years ended December 31, 2009, 2008 and 2007, are the operating results and the gains related to two wholly owned properties that were sold in 2009, 15 wholly owned properties that were sold in 2008, and three wholly owned properties that were sold in 2007.  The operating loss from discontinued operations in 2008 was primarily due to costs incurred to defease loans that were secured by properties that were sold.  For further details on "Income from discontinued operations," see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

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

            We assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred.  In performing this analysis, we estimate holding periods of the assets, changes in fair market value of the assets and cash flows related to the operations of the assets to determine the range of potential alternatives and assign a probability to the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations.

            We review goodwill annually and whenever there is an impairment indicator.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability to the various alternatives we consider.  Should estimates used to determine the alternatives considered or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations.

            We estimate the fair value of share-based compensation awarded.  We use the Black-Scholes option-pricing model to estimate the fair value of the stock options, and the Monte Carlo method to estimate the fair value of restricted share awards in which the number of shares that will ultimately vest are subject to market conditions.  The use of judgment and/or estimates is required in determining certain of the assumptions used by these valuation models.  If we had used different judgment and/or estimates, different valuations would have been produced that may have resulted in a material change to our results of operations.  We also estimate future performance results related to certain share-based awards.  If the results vary from our estimate, it may require us to make a material adjustment to our results of operations.

            We estimate the amount of real estate taxes for which we will be liable based upon assumptions relating to possible changes in millage rates and property value reassessments.  In most circumstances, the actual millage rates or reassessment values are not available until the following reporting period and consequently these rates or values could differ from assumptions and require material adjustments to the liabilities recorded.

Quantitative and Qualitative Disclosures About Market Risk

            Interest Rate Risk.  Based on our variable rate debt outstanding at December 31, 2009 and 2008, an interest rate change of 100 basis points would impact interest expense by approximately $475,000 and $565,000 on an annual basis, respectively.  Additionally, we have interest rate risk associated with fixed rate debt at maturity.  We have, and will continue to manage, interest rate risk as follows:  (i) maintain what we believe to be a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions.  We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives.  For additional information related to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.  The table below provides information about our financial instruments that are sensitive to change in interest rates.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

	December 31, 2009								December 31, 2008
(Dollar amounts in thousands)								Fair Market		Fair Market
Long term debt	2010	2011	2012	2013	2014	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$78,310	$54,570	$81,584	$132,209	$44,538	$87,274	$478,485	$470,393	$500,981	$492,525
Weighted average interest rate	6.0%	7.6%	7.0%	6.1%	5.6%	6.4%	6.4%
Variable:
Variable rate mortgage debt	-	-	-	-	-	34,851	34,851	37,360	35,000	34,813
Weighted average interest rate	-	-	-	-	-	4.7%	4.7%
LIBOR based revolving credit facility (1)	-	12,500	-	-	-	-	12,500	12,309	21,500	21,552
Total variable rate debt	-	12,500	-	-	-	34,851	47,351	49,669	56,500	56,365
Total long term debt	$78,310	$67,070	$81,584	$132,209	$44,538	$122,125	$525,836	$520,062	$557,481	$548,890

(1)	Our unsecured revolving credit facility matures in March 2011 and had a weighted average interest rate of 2.6% at December 31, 2009.

CONTINGENCIES

            Environmental.  We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs") and have determined that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2009.  Phase I environmental audits were obtained at the time of the IPO, property acquisition or property refinancing, as the case may be, on all of our wholly owned properties.

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

            Management's Report on Internal Control Over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework."  Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2009.  Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this annual report on Form 10-K.

            Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

            None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

            The information regarding our Directors, including information regarding the audit committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

            The information regarding executive officers and other key employees is set forth in Part I of this report on Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

            We adopted a formal Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Director of Financial Reporting.  The Code of Ethics is posted on our website, www.AssociatedEstates.com.  Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website also.

Item 11.  Executive Compensation

            The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

            We have two compensation plans under which grants of options to employees and directors can be made and both of these plans were approved by our shareholders.  The 2008 Equity Based Award Plan was approved by our shareholders on May 7, 2008, and the Amended and Restated 2001 Equity-Based Award Plan was approved by our shareholders on May 4, 2005.  For more information regarding all of our plans, see Note 15 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

            The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2009:

Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans (Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans
approved by security holders	1,365,364	$9.37	880,052
Equity compensation plans not
approved by security holders	-	$-	-
	1,365,364		880,052

            Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 13.  Certain Relationships and Related Transactions and Director Independence

            The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

Item 14. Principal Accountant Fees and Services

            The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than 120 days after the year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

            The following documents are filed as part of this Report.

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

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

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2010.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2010.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 25, 2010
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 25, 2010
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 25, 2010
Albert T. Adams

/s/ James M. Delaney	Director	February 25, 2010
James M. Delaney

/s/ Michael E. Gibbons	Director	February 25, 2010
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 25, 2010
Mark L. Milstein

/s/ James A. Schoff	Director	February 25, 2010
James A. Schoff

/s/ Richard T. Schwarz	Director	February 25, 2010
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Amendment to Second Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Form 8-K filed December 8, 2004.

3.2	Second Amended and Restated Articles of Incorporation.	Exhibit 3.2 to Form 10-Q filed July 31, 2007.

3.3	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2 to Form 10-Q filed November 3, 2009.

4.2a	Specimen Depositary Share representing 1/10 of one share of 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2a to Form 10-Q filed November 3, 2009.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

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

Filed herewith or
incorporated herein
Number	Title	by reference

4.16

Joinder to Subsidiary Guaranty dated March 20, 2008, for the benefit of National City Bank, as Agent for itself and certain other lenders, with respect to a loan from the Lenders to Associated Estates Realty Corporation.

Exhibit 4.16 to Form 10-Q filed May 6, 2008.

4.17

Agreement regarding Master Financing Agreement dated December 22, 2009 by and between Wells Fargo Bank, National Association and Associated Estates Realty Corporation and Master Financing Agreement dated December 22, 2009 by and between Wells Fargo Bank, National Association and Federal Home Loan Mortgage Corporation.

Exhibit 4.17 to Form 10-K filed herewith.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed herewith.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Stock Agreement dated by and among the Company and its Non-Management Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award	Exhibit 10.7 to Form 10-K
	Plan.	filed February 25, 2009.

10.7a	Amendment to Associated Estates Realty Corporation Amended and Restated	Exhibit 10.7a to Form 10-K
	Equity-Based Award Plan.	filed February 25, 2009.

10.7b	Associated Estates Realty Corporation Supplemental Executive Retirement Plan	Exhibit 10.7b to Form 10-K
	(Restated).	filed February 25, 2009.

10.8	Form of Share Option Agreement by and among the Company and its Non-Management Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.10

Associated Estates Realty Corporation Amended and Restated 2001 Equity-Based Plan (as amended on May 4, 2005).  Incorporated by reference to Appendix 1 to the Definitive Proxy Statement filed March 28, 2005.

Exhibit 99.01 to Form S-8 filed May 26, 2005.

Filed herewith or
incorporated herein
Number	Title	by reference

10.11	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

10.14	Agreement of Purchase and Sale dated August 31, 2007 between River Forest Properties, LLC and Associated Estates Realty Corporation.	Exhibit 10.14 to Form 10-Q filed August 5, 2008.

10.15	Agreement of Purchase and Sale dated August 31, 2007 between Belvedere Properties, LLC and Associated Estates Realty Corporation.	Exhibit 10.15 to Form 10-Q filed August 5, 2008.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K
filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION

Consolidated Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the
years ended December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules:

II - Valuation and Qualifying Accounts	F-37

III - Real Estate and Accumulated Depreciation at December 31, 2009	F-38

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting included in the accompanying Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it computes earnings per share effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 25, 2010

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31,	December 31,
ASSETS	2009	2008
Real estate assets
Land	$107,815	$110,220
Buildings and improvements	798,321	812,443
Furniture and fixtures	29,710	29,315
	935,846	951,978
Less: accumulated depreciation	(302,108)	(280,541)
	633,738	671,437
Construction in progress	4,797	745
Real estate held for sale, net	-	1,666
Real estate, net	638,535	673,848
Cash and cash equivalents	3,600	3,551
Restricted cash	7,093	6,873
Accounts and notes receivable, net
Rents	1,115	1,320
Affiliates	135	606
Other	1,910	1,842
Goodwill	1,725	1,725
Other assets, net	8,392	10,131
Total assets	$662,505	$699,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$487,556	$510,201
Unsecured revolving credit facility	12,500	21,500
Unsecured debt	25,780	25,780
Total debt	525,836	557,481
Accounts payable, accrued expenses and other liabilities	27,307	26,217
Dividends payable	2,849	2,920
Resident security deposits	2,956	3,360
Accrued interest	2,288	2,468
Total liabilities	561,236	592,446
Noncontrolling redeemable interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized;
8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 outstanding
at December 31, 2009 and December 31, 2008, respectively	48,263	48,263
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 22,995,763 issued and 16,675,826 and 16,556,221
outstanding at December 31, 2009 and December 31, 2008, respectively	2,300	2,300
Paid-in capital	283,090	282,501
Accumulated distributions in excess of accumulated net income	(168,822)	(159,595)
Accumulated other comprehensive loss	(1,420)	(2,899)
Less: Treasury shares, at cost, 6,319,937 and 6,439,542 shares
at December 31, 2009 and December 31, 2008, respectively	(63,971)	(64,949)
Total shareholders' equity	99,440	105,621
Total liabilities and shareholders' equity	$662,505	$699,896

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
REVENUE
Property revenue	$127,972	$127,848	$113,772
Management and service company revenue:
Fees, reimbursements and other	1,287	1,784	10,990
Construction and other services	1,160	1,010	2,218
Total revenue	130,419	130,642	126,980
EXPENSES
Property operating and maintenance	54,802	54,061	49,920
Depreciation and amortization	34,937	35,913	29,288
Direct property management and service company expense	1,107	1,624	12,863
Construction and other services	1,745	1,338	2,164
General and administrative	14,024	13,769	10,327
Total expenses	106,615	106,705	104,562
Operating income	23,804	23,937	22,418
Interest income	46	132	429
Interest expense	(34,220)	(35,660)	(38,798)
(Loss) income before gain on insurance recoveries,
equity in income (loss) of joint ventures, and income
from discontinued operations	(10,370)	(11,591)	(15,951)
Gain on insurance recoveries	665	-	-
Equity in net income (loss) of joint ventures	-	1,502	(258)
(Loss) income from continuing operations	(9,705)	(10,089)	(16,209)
Income from discontinued operations:
Operating income (loss)	568	(433)	5,563
Gain on disposition of properties	15,400	45,202	20,864
Income from discontinued operations	15,968	44,769	26,427
Net income	6,263	34,680	10,218
Net income attributable to noncontrolling redeemable interest	(53)	(53)	(53)
Net income attributable to AERC	6,210	34,627	10,165
Preferred share dividends	(4,199)	(4,655)	(4,924)
Preferred share repurchase costs	-	(143)	(58)
Discount/(premium) on preferred share repurchase	-	2,289	(114)
Allocation to participating securities	(423)	(730)	(338)
Net income applicable to common shares	$1,588	$31,388	$4,731

Earnings per common share - basic and diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.85)	$(0.78)	$(1.27)
Income from discontinued operations	0.95	2.71	1.55
Net income applicable to common shares	$0.10	$1.93	$0.28

Weighted average shares outstanding - basic and diluted	16,516	16,262	16,871

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,
(In thousands, except share data)	2009	2008	2007
Common shares outstanding
Balance outstanding at beginning of period	16,556,221	16,353,700	17,261,224
Shares purchased	(33,515)	(21,003)	(1,045,346)
Shares issued from treasury for stock option exercises	47,500	180,021	22,479
Restricted share activity, net	105,620	43,503	115,343
Balance outstanding at end of period	16,675,826	16,556,221	16,353,700

Preferred shares outstanding
Balance outstanding at beginning of period	193,050	220,850	232,000
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	(27,800)	(11,150)
Balance outstanding at end of period	193,050	193,050	220,850

Noncontrolling redeemable interest
Balance outstanding at beginning of period	$1,829	$1,829	$1,829
Balance outstanding at end of period	$1,829	$1,829	$1,829

Preferred shares
Balance outstanding at beginning of period	$48,263	$55,213	$58,000
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	(6,950)	(2,787)
Balance outstanding at end of period	48,263	48,263	55,213

Common shares (at $.10 stated value)
Balance outstanding at beginning and end of period	2,300	2,300	2,300

Paid-in capital
Balance outstanding at beginning of period	282,501	281,152	280,369
Share based compensation	538	1,294	786
Shares issued from treasury for stock option exercises	51	(88)	(60)
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	143	57
Balance outstanding at end of period	283,090	282,501	281,152

Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(159,595)	(180,436)	(173,962)
Net income	6,263	34,680	10,218
Net income attributable to noncontrolling redeemable interest	(53)	(53)	(53)
Share based compensation	6	8	10
Purchase and retirement of Class B Cumulative Redeemable Preferred Shares	-	2,146	(172)
Common share dividends declared	(11,244)	(11,285)	(11,553)
Preferred share dividends declared	(4,199)	(4,655)	(4,924)
Balance outstanding at end of period	(168,822)	(159,595)	(180,436)

Accumulated other comprehensive loss
Balance outstanding at beginning of period	(2,899)	(1,050)	(71)
Change in fair value of hedge instruments	1,479	(1,849)	(979)
Balance outstanding at end of period	(1,420)	(2,899)	(1,050)

Treasury shares (at cost)
Balance outstanding at beginning of period	(64,949)	(67,393)	(54,585)
Purchase of common shares	(179)	(221)	(13,959)
Share based compensation	807	734	890
Shares issued from treasury for stock option exercises	350	1,931	261
Balance outstanding at end of period	(63,971)	(64,949)	(67,393)
Total shareholders' equity	$99,440	$105,621	$89,786

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2009	2008	2007
Cash flow from operating activities:
Net income	$6,263	$34,680	$10,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	35,412	37,867	34,164
Loss on fixed asset replacements write-off	60	288	108
Gain on disposition of properties	(15,400)	(45,202)	(20,864)
Gain on insurance recoveries	(665)	-	-
Amortization of deferred financing costs and other, net	1,225	1,295	1,273
Share-based compensation	1,952	1,893	1,590
Equity in net (income) loss of joint ventures	-	(1,502)	258
Distribution from joint ventures	-	-	780
Net change in assets and liabilities:
Accounts and notes receivable	613	210	787
Accounts payable and accrued expenses	2,292	(3,982)	102
Other operating assets and liabilities	(232)	(739)	(3)
Restricted cash	(220)	(143)	549
Total adjustments	25,037	(10,015)	18,744
Net cash flow provided by operations	31,300	24,665	28,962
Cash flow from investing activities:
Recurring fixed asset additions	(7,807)	(8,873)	(10,420)
Revenue enhancing/non-recurring fixed asset additions	(4,822)	(3,819)	(1,880)
Net proceeds from disposition of operating properties	32,746	88,347	46,478
Acquisition fixed asset additions	(4,526)	(34,604)	(70,547)
Other investing activity	859	-	(2,241)
Net cash flow provided by (used for) investing activities	16,450	41,051	(38,610)
Cash flow from financing activities:
Principal payments on mortgage notes payable	(2,999)	(2,865)	(3,316)
Repayments of mortgage notes payable	(72,096)	(42,851)	(116,161)
Payment of debt procurement costs	(751)	(646)	(1,660)
Proceeds from mortgage notes obtained	52,450	-	115,538
Revolver borrowings	141,350	149,175	155,260
Revolver repayments	(150,350)	(147,675)	(135,260)
Common share dividends paid	(11,277)	(11,105)	(11,577)
Preferred share dividends paid	(4,199)	(4,655)	(4,924)
Operating partnership distributions paid	(53)	(53)	(53)
Exercise of stock options	403	1,843	201
Purchase of preferred and/or treasury shares	(179)	(4,882)	(16,861)
Net cash flow used for financing activities	(47,701)	(63,714)	(18,813)
Increase (decrease) in cash and cash equivalents	49	2,002	(28,461)
Cash and cash equivalents, beginning of period	3,551	1,549	30,010
Cash and cash equivalents, end of period	$3,600	$3,551	$1,549

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

            We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, construction, acquisition, disposition, operation and ownership activities.  In addition to rental revenue, we receive certain property and asset management fees, acquisition, disposition, incentive and consultation fees.  Our MIG subsidiary is a registered investment advisor and serves as a real estate advisor to pension funds. We own two taxable REIT subsidiaries (the "Service Companies") that provide management and other services to us and to third parties.

            As of December 31, 2009, our owned and non-owned property portfolio consisted of: (i) 48 owned apartment communities containing 12,108 units in seven states, (ii) one apartment community that we manage for third party owners consisting of 258 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage.

Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, the Service Companies (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999) and an Operating Partnership structured as a DownREIT in which we own an aggregate 97.4% as of December 31, 2009 and 2008.  We have evaluated all subsequent events through February 25, 2010, which is the date the financial statements were issued.

            Limited partnership interests held by others in the real estate partnership controlled by us are reflected as "Noncontrolling redeemable interest" in the Consolidated Balance Sheets.  Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement.  The DownREIT structure enabled us to acquire multifamily real estate assets in an operating partnership entity that is separate from other properties that we own.  In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units.  One of the properties was sold in October 2005.  The operating partnership units entitle the holder to exchange their partnership units at some future time for common shares or to redeem partnership units for cash (at our option).  We are the DownREIT general partner.  All significant intercompany balances and transactions have been eliminated in consolidation.

            We own 100% of the common stock of all REIT subsidiaries included in our consolidated financial statements.

Segment Reporting

All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided 98.1% of our consolidated revenue for 2009.  Consequently, we have only one reportable segment, which is multifamily properties.

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

            We discontinue the depreciation of assets that we have specifically identified as held for sale.  There were no properties classified as held for sale at December 31, 2009, and one property was classified as held for sale at December 31, 2008.

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

Impairment of Long-Lived Assets

            We evaluate the recoverability of the carrying value of our real estate assets when a triggering event occurs using the methodology prescribed by GAAP.  Factors we consider in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature.  Under GAAP, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date.  If any real estate asset held for investment is considered impaired, a loss is recorded to reduce the carrying value of the asset to its fair value.  We periodically classify real estate assets as held for sale.  See Note 2 for a discussion of our policy regarding classification of a property as held for sale.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  No impairment was recorded in connection with our owned real estate assets for the years ended December 31, 2009, 2008 and 2007.

Deferred Financing Costs

            Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument using the effective interest method.

Intangible Assets and Goodwill

            GAAP requires that intangible assets not subject to amortization and goodwill are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  See Note 4 for additional information related to intangible assets and goodwill.

Property Revenue Recognition

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

Property Management Revenue Recognition

            Acquisition, management and disposition fees and other fees are recognized when the related services are performed and the earnings process is complete.

            We are reimbursed for expenses incurred in connection with the management of properties for third parties.  We are the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore we record these reimbursements as management and service company revenue (included in "Fees, reimbursements and other") and as expenses (included in "Direct property management and service company expense").  For the years ended December 31, 2009, 2008 and 2007, the reimbursements shown as revenue were equivalent to the expenses, which were $663,000, $1.1 million and $8.3 million, respectively.

Advertising Costs

            We recognize advertising costs as expense when incurred.  The total amount charged to advertising expense for the years ended December 31, 2009, 2008 and 2007, were $1.6 million, $1.7 million and $1.8 million, respectively.  There were no advertising costs reported as assets for the years ended December 31, 2009 and 2008.

Share-Based Compensation

            We account for share based compensation using the fair value method to recognized compensation cost.  See Note 15 for information about share-based compensation and our equity based award plans.

Noncontrolling Redeemable Interest

            In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units").  Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares.  If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount.  As of December 31, 2009, all units presented for redemption were redeemed for cash.  The difference between the cash paid and the recorded value of the units reduced the recorded amount of the underlying real estate.  There were 78,335 OP units remaining as of December 31, 2009.

            The following table identifies the effect of OP unit redemptions (in thousands, except units redeemed):

			Recorded	Reduction in
	Units		Value at	Underlying
Year	Redeemed	Cash Paid	Issuance	Real Estate

2000 - 2006	442,755	$4,032	$10,086	$6,054
2007	942	14	22	8
2008	-	-	-	-
2009	-	-	-	-
	443,697	$4,046	$10,108	$6,062

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

            The Service Companies have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code and have accounted for income taxes in accordance with GAAP.  Taxes are provided for those Service Companies having net profits for both financial statement and income tax purposes.  The 2009, 2008 and 2007 net operating loss carry forwards for the Service Companies, in the aggregate, are approximately $9.7 million, $8.9 million and $8.3 million, respectively, and expire during the years 2018 to 2029.

            The gross deferred tax assets were $5.4 million, $5.0 million and $4.8 million at December 31, 2009, 2008 and 2007, respectively, and relate principally to net operating losses of the Service Companies.  Gross deferred tax liabilities of $223,000, $159,000 and $155,000 at December 31, 2009, 2008 and 2007, respectively, relate primarily to tax basis differences in fixed assets and intangibles.  The deferred tax valuation allowance was $5.2 million, $4.9 million and $4.7 million at December 31, 2009, 2008 and 2007, respectively.  We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized.  The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

            At December 31, 2009 and 2008, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $37.9 million and $32.9 million, respectively.

Reconciliation Between GAAP Net Income and Taxable Income (Loss)

	Year Ended December 31,
(In thousands)	2009	2008	2007

GAAP net income	$6,210	$34,627	$10,165
Add: GAAP net loss of taxable REIT subsidiaries
and noncontrolling interest in joint venture, net	802	2,058	525
GAAP net income from REIT operations (1)	7,012	36,685	10,690

Add: Book depreciation and amortization	36,546	39,167	35,808
Less: Tax depreciation and amortization	(26,039)	(27,090)	(26,267)
Book/tax differences on losses from
capital transactions	(3,695)	(33,105)	(21,076)
Other book/tax differences, net	1,437	(656)	(1,203)
Taxable income (loss) before adjustments	15,261	15,001	(2,048)
Less: Capital (gain) loss	(11,653)	(13,722)	216
Taxable income (loss) subject to dividend requirement	$3,608	$1,279	$(1,832)

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and noncontrolling interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

	Year Ended December 31,
(In thousands)	2009	2008	2007

Cash dividends paid	$15,476	$15,760	$16,501
Less: Dividends designated to prior year	-	-	-
Less: Portion designated as capital gain distribution	(11,654)	(13,721)	-
Less: Return of capital	(214)	(760)	(16,501)
Dividends paid deduction	$3,608	$1,279	$-

Dividends Per Share

            Total dividends per common share and the related components for the years ended December 31, 2009, 2008 and 2007, as reported for income tax purposes, were as follows:

Year Ended December 31, 2009

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/2/2009	$0.047816	$-	$0.122184	$0.087891	$0.170000
5/1/2009	0.047816	-	0.122184	0.087891	0.170000
8/3/2009	0.047816	-	0.122184	0.087891	0.170000
11/2/2009	0.047816	-	0.122184	0.087891	0.170000
	$0.191264	$-	$0.488736	$0.351564	$0.680000

Year Ended December 31, 2008

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2008	$0.021811	$0.023652	$0.124537	$0.123605	$0.170000
5/1/2008	0.021811	0.023652	0.124537	0.123605	0.170000
8/1/2008	0.021811	0.023652	0.124537	0.123605	0.170000
11/3/2008	0.021811	0.023652	0.124537	0.123605	0.170000
	$0.087244	$0.094608	$0.498148	$0.494420	$0.680000

Year Ended December 31, 2007

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/2/2007	$-	$0.170000	$-	$-	$0.170000
5/1/2007	-	0.170000	-	-	0.170000
8/1/2007	-	0.170000	-	-	0.170000
11/1/2007	-	0.170000	-	-	0.170000
	$-	$0.680000	$-	$-	$0.680000

             Preferred dividends of $4.2 million, $4.7 million and $4.9 million were paid for the years ended December 31, 2009, 2008 and 2007, respectively, of which $3.0 million, $4.0 million, and zero were designated as a capital gain dividend, respectively.

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

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of existing variable rate debt.  No hedge ineffectiveness on these cash flow hedges was recognized during the year ended December 31, 2009.  Amounts reported in "Accumulated other comprehensive loss" related to derivatives will be reclassified to "Interest expense" as interest payments are made on our variable-rate debt.  During the next twelve months, we estimate that approximately $1.4 million will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of December 31, 2009:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts

Interest rate swaps	2	$63,000

            The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 9 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of December 31, 2009		As of December 31, 2008

(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as
hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$1,420	expenses and other liabilities	$2,899

            The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations (see Note 17 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized		from Accumulated
	in OCI on Derivative	Location of Gain	OCI into Income
(In thousands)	(Effective Portion)	or (Loss)	(Effective Portion)
	Twelve Months	Reclassified from	Twelve Months
Derivatives in Cash	Ended	Accumulated OCI	Ended
Flow Hedging	December 31,	into Income	December 31,
Relationships	2009	(Effective Portion)	2009

Interest rate swaps	$(772)	Interest expense	$2,251

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

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million.  As of December 31, 2009, we have not posted any collateral related to these agreements.  If we had breached any of these provisions at December 31, 2009, we would have been required to settle our obligations under the agreements at their termination value of $1.7 million.

Treasury Shares

            We record the purchase of Treasury shares at cost.  From time to time, we may reissue these shares.  When shares are reissued, we account for the issuance based on the "First in, first out" method.  For additional information regarding treasury shares, see Note 12.

Reclassifications

            Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.

2.         ACQUISITION, DEVELOPMENT, CONSTRUCTION AND DISPOSITION ACTIVITY

Acquisition Activity

            On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of $75.0 million and additional closing costs of $541,000.  The acquisition also included a 5.92 acre future development land parcel, adjacent to one of the properties.  This purchase was funded with the assumption of mortgage loans on the acquired properties, Section 1031 exchange cash proceeds received from the disposition of a property that we sold on March 19, 2008, and borrowings on our revolving credit facility.

            The following pro forma financial information is presented as if these acquisitions had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such times:

	Year Ended December 31,
(Unaudited; in thousands, except per share data)	2008	2007

Pro forma revenue	$137,067	$137,621
Pro forma net income applicable to common shares	31,215	1,165

Earnings per common share - basic and diluted:
Pro forma net income applicable to common shares	$1.92	$0.07

            The purchase price allocation for the two properties and land parcel acquired on April 21, 2008 was as follows:

(In thousands)	2008

Land	$10,698
Buildings and improvements	55,002
Furniture and fixtures	6,458
Existing leases and tenant relationships (Other assets)(1)	3,383
Total	$75,541

(1)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.

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

            On June 8, 2007, we acquired a 268-unit property located in Norfolk, Virginia for a purchase price of $48.3 million.  The purchase was funded primarily by 1031 proceeds from the disposition of a property which we sold on May 30, 2007, and with borrowings from our unsecured revolving credit facility.

Development Activity

            During 2009, we commenced construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Construction in progress related to this development was $4.1 million at December 31, 2009, and includes capitalized real estate taxes, insurance and interest costs on funds used in construction.  Capitalized interest was $119,000 for the year ended December 31, 2009.

Construction Activity

            Our subsidiary, Merit Enterprises, Inc., is engaged as a general contractor and construction manager that will also act as our in-house construction division as well as provide general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects.  We account for construction contracts using the percentage-of-completion method.  Under this method, we recognize revenue in the ratio of costs incurred to total estimated costs, with any changes in estimates recognized in the period in which they are known on a prospective basis. We recognized $393,000 in revenue under this method during the twelve months ended December 31, 2009.  The total costs incurred and revenue recognized on uncompleted contracts in excess of related billings are included in "Other assets, net," and the total billings on uncompleted contracts in excess of revenue recognized is included in "Accounts payable, accrued expenses and other liabilities."  Total costs and total billings for the twelve months ended December 31, 2009 were $107,000 and $333,000, respectively.

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

            During 2009, we completed the sale of two properties for a total sales price of $33.9 million.  One of these properties was located in Ohio and the other in Pennsylvania.  We recognized total gains of $15.4 million related to these sales, which are included in "Income from discontinued operations."

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

            The following chart summarizes "Income from discontinued operations" for the years ended December 31, 2009, 2008 and 2007, respectively:

(In thousands)	2009	2008	2007

Property revenue(1)	$2,021	$9,147	$28,353

Property operating and maintenance expense	(948)	(4,427)	(14,919)
Depreciation and amortization	(475)	(1,954)	(4,876)
Interest income	1	6	31
Interest expense(2)	(31)	(3,205)	(3,026)

Operating income (loss)	568	(433)	5,563
Gain on disposition of properties	15,400	45,202	20,864
Income from discontinued operations	$15,968	$44,769	$26,427

(1)

Includes non-recurring rental revenue of $1.6 million received in 2007 as a result of a settlement of a lawsuit with HUD relating to past due rents at some of the Affordable Housing properties that we previously owned.

(2)	Includes $2.0 million of defeasance/prepayment costs associated with the prepayment of mortgage loans in 2008.

3.         RESTRICTED CASH

            Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance.  The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.

            Restricted cash is comprised of the following:

	December 31,
(In thousands)	2009	2008

Resident security deposits	$1,038	$1,258
Other escrows	300	165
Escrows and reserve funds for replacements
required by mortgages	5,755	5,450
	$7,093	$6,873

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

4.         GOODWILL AND OTHER ASSETS

Goodwill

            MIG Realty Advisors, Inc.   In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  We complete our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2009 determined that goodwill was not impaired and no other events occurred that would require a reevaluation of goodwill and as such there were no changes to the carrying value of goodwill as of December 31, 2009.  Should our analysis determine that an impairment has resulted, it could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net

            Other assets, net, consist of the following:

	December 31,
(In thousands)	2009	2008

Intangible assets	$8,478	$8,478
Deferred financing and leasing costs	8,699	8,346
Less: Accumulated amortization	(13,510)	(11,571)
	3,667	5,253
Prepaid expenses	4,153	4,142
Other assets	572	736
	$8,392	$10,131

            Property Acquisitions.  We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 to 16 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.

            In connection with two property acquisitions completed during 2008, as discussed in Note 2, we recorded total intangible assets in the amount of $2.5 million related to existing leases, which were amortized over 12 months, and $890,000 related to tenant relationships, which were amortized over 16 months.

            Information related to intangible assets at December 31, 2009 is as follows:

	In Place	Tenant
(In thousands)	Leases	Relationships

Gross carrying amount	$6,571	$1,907
Less: Accumulated amortization	(6,571)	(1,907)
Balance as of December 31, 2009	$-	$-

            The aggregate intangible asset amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $3.9 million and $1.5 million, respectively.

Deferred Financing and Leasing Costs

            Amortization expense for deferred financing and leasing costs, including amortization classified in income from discontinued operations, was $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

5.         DEBT

            The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$115,464	7.7%	$154,685	7.7%
Mortgages payable - other (1)	337,241	5.8%	320,516	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	478,485	6.4%	500,981	6.5%

VARIABLE RATE DEBT
Mortgages payable	34,851	4.7%	35,000	1.6%
Unsecured revolving credit facility	12,500	2.6%	21,500	3.7%
Total variable rate debt	47,351	4.1%	56,500	2.4%
Total debt	$525,836	6.2%	$557,481	6.1%

(1)	Includes $63.0 million of variable rate debt swapped to fixed.

            Real estate assets pledged as collateral for all debt had a net book value of $475.6 million and $511.5 million at December 31, 2009 and 2008, respectively.

            As of December 31, 2009, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2010	$78,310
2011	67,070
2012	81,584
2013	132,209
2014	44,538
Thereafter	122,125
$525,836

            Cash paid for interest was $33.8 million, $37.8 million and $41.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Included in cash paid for interest are $2.0 million and $3.8 million of defeasance and other prepayment costs that were paid during the years ended December 31, 2008 and 2007, respectively.

             During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  During 2009, we received refunds of $563,000, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

             The following table provides information on loans repaid at par as well as loans obtained during 2009:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Rate		Amount	Rate		Maturity

Saw Mill Village	$11,119	7.5%		$17,220	6.0%		April 2016
Georgetown Park	16,000	1.6%	(1)	-	N/A		N/A
Chestnut Ridge	19,000	1.4%	(1)	-	N/A		N/A
Oaks at Hampton	25,977	7.5%		-	N/A		N/A
Steeplechase	-	N/A		13,790	4.7%	(1)	March 2016
Courtney Chase	-	N/A		21,440	4.7%	(1)	March 2016
	$72,096	4.6%	(2)	$52,450	5.1%	(2)

(1)	Denotes variable rate loans. Variable rates on loans obtained are as of December 31, 2009.
(2)	Represents weighted average interest rate for the loans listed.

            In 2008, we repaid or prepaid/defeased eight mortgage loans totaling $42.9 million, obtained two mortgage loans totaling $45.0 million and paid $2.0 million in defeasance/prepayment costs that are recognized in interest expense.  These costs were included in "Income from discontinued operations."  In 2007, we recognized in interest expense defeasance/prepayment costs totaling $4.2 million of which $3.8 million was paid during 2007 and $400,000 was deferred financing costs that were charged to expense.  All of these costs were included in "Income from continuing operations."

Mortgage Notes Payable

            At December 31, 2009, mortgage notes payable consisted of:

•	24 project specific loans that are each collateralized by the respective real estate and resident leases;
•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature; and
•	two fixed-rate mortgages that are insured by the Federal Housing Administration ("FHA").

            At December 31, 2008, mortgage notes payable consisted of:

•	25 project specific loans that are each collateralized by the respective real estate and resident leases;
•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature; and
•	two fixed-rate mortgages that are insured by the FHA.

            Mortgages payable generally require monthly installments of principal and/or interest and mature at various dates through April 2016, except for the FHA loans which mature in 2046.  Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.  The two FHA insured loans were assumed in connection with the April 2008 acquisition of two properties.  Both of these loans require monthly installments of principal and interest and mature in 2046.  Under agreements with the FHA, we are required to make monthly escrow deposits for taxes, insurance and replacement of project assets.  See Note 2 for additional information regarding these acquisitions.

            In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Capital, on behalf of the Federal Home Loan Mortgage Corporation, or Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100 million over a two-year period with obligations being secured by project specific, nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.

Unsecured Revolving Credit Facility

            Our unsecured revolving credit facility has a borrowing capacity of $150.0 million and matures March 20, 2011.  From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility.  As of December 31, 2009, the LIBOR-based rate is LIBOR plus 1.6% and the Prime-based rate is the prime rate plus 0.6%.  There were outstanding borrowings of $12.5 million and $21.5 million on this facility at December 31, 2009 and 2008, respectively, with a weighted average interest rate of 2.6% and 3.7%, respectively.

Unsecured Debt

            On March 15, 2005, AERC Delaware Trust (the "Trust"), a wholly owned subsidiary, sold trust preferred securities for an aggregate amount of $25.8 million.  Associated Estates Realty Corporation ("AERC") owns all of the common securities of the Trust.  The Trust used the proceeds to purchase AERC's junior subordinated note due March 30, 2035, which represents all of the Trust's assets.  The terms of the trust preferred securities are substantially the same as the terms of the junior subordinated note.  Interest on the junior subordinated note is payable at a fixed rate equal to 7.9% per annum through the interest rate payment date in March 2015 and thereafter at a variable rate equal to LIBOR plus 3.25% per annum.  AERC may redeem the junior subordinated note at par at any time on or after March 30, 2010.  To the extent that AERC redeems the junior subordinated note, the Trust is required to redeem a corresponding amount of trust preferred securities.

6.         INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

            On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  We accounted for our investment in this unconsolidated joint venture under the equity method of accounting as we exercised significant influence, but did not control this entity and were not required to consolidate it in accordance with GAAP.  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings, cash contributions and distributions, and the gain recognized upon the sale of the property. The debt associated with this property was assumed by the buyer.

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

	Year ended December 31,
(In thousands)	2008	2007
Operating data
Property revenue	$-	$4,029
Operating and maintenance expenses	-	(1,761)
Depreciation and amortization	-	(1,068)
Interest expense	-	(1,485)
(Loss) income from continuing operations	-	(285)
Income (loss) from discontinued operations:
Operating (loss) income	(207)	(222)
Gain on disposition of properties	3,206	-
Income (loss) from discontinued operations	2,999	(222)
Net income (loss)	$2,999	$(507)

Equity in net income (loss) of joint ventures	$1,502	$(258)

             Revenue from property and asset management fees charged to joint ventures aggregated zero, $46,000 and $270,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The corresponding expenses are included in the operating and maintenance expenses of the joint ventures, as set forth above.

7.         TRANSACTIONS WITH AFFILIATES AND JOINT VENTURES

            We previously provided management and other services to (and were reimbursed for certain expenses incurred on behalf of) certain non-owned properties in which our Chief Executive Officer ("CEO") and/or other related parties had varying ownership interests.  The entities which owned these properties, as well as other related parties, are referred to as "affiliates."  We also provided similar services to joint venture properties.  Management fees received from affiliates and joint ventures during the years ended December 31, 2009, 2008 and 2007, were $38,000, $109,000 and $365,000, respectively.

            Merit Enterprises, Inc. ("Merit"), a subsidiary of ours, has provided services to JAS Construction, Inc. ("JAS") related to property rehabilitation and other work from time to time.  JAS is owned by Jason A. Friedman, a son of our CEO.  In September 2009, Mr. Friedman joined our company as Vice President, Construction and Development and President of Merit.  Reported revenue related to work performed by Merit for JAS was $368,000, $209,000 and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Accounts receivable owing from JAS to Merit at December 31, 2009 and 2008, respectively were $51,000 and $157,000.  The $51,000 owing at December 31, 2009 was subsequently paid in February 2010.

            In April 2008, we executed a $2.0 million contract with JAS that was approved by our Board of Directors, under which JAS provided general contractor services for the interior rehabilitation of one of our properties.  This project was completed and paid for during 2008.

            Merit also provided services in 2008 to certain non-owned properties in which our CEO and/or other related parties have varying ownership interests.  Reported revenue related to the services performed in 2008 was $185,000.

8.         COMMITMENTS AND CONTINGENCIES

Leases

            We had no equipment leased under capital leases at December 31, 2009 and 2008.  We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all noncancellable operating leases in which we are the lessee are immaterial.

Legal Proceedings

            We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of December 31, 2009, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

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

Guarantees

In November 2009, Merit posted a performance and payment bond in the amount of $2.7 million to guaranty its performance under a construction contract.  Merit has certain indemnification obligations owing to the bonding company that issued the bond and those obligations have been guaranteed by the Company.  The Company, from time to time, may also guaranty other Merit obligations.

            We routinely guaranty mortgage debt of our wholly owned subsidiaries and some subsidiaries that own unencumbered property guaranty the Company's obligations under the unsecured revolver.  In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of AERC or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance.  Such indemnification obligations may not be subject to maximum loss clauses.  Historically, payments made related to these indemnifications have not been material.

9.         FAIR VALUE

            Fair value determined in accordance with GAAP should be based on the assumptions that market participants would use when pricing certain assets or liabilities.  Inputs used in determining fair value should be form the highest level available in the following hierarchy:

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

            The following table presents the financial liability that we measured at fair value on a recurring basis as of December 31, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate swaps	$-	$1,419	$-	$1,419

            We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of December 31, 2009, the impact of the credit valuation adjustments was not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activity" in Note 1 for additional information regarding the swaps.

            Rents, accounts and notes receivable, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

            Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $525.8 million and $557.5 million at December 31, 2009 and 2008, respectively, have an estimated aggregate fair value of approximately $520.1 million and $548.9 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10.        GAIN ON INSURANCE RECOVERIES

              In June 2009, we settled a wind storm damage insurance claim involving 13 of our central Ohio properties for the aggregate sum of $906,000, net of our deductible.  In accordance with GAAP, we recorded this settlement as a gain on insurance recoveries.  The roofs of five of these properties sustained extensive damage and were replaced.  In December 2009, we settled a fire damage insurance claim in which the clubhouse of one of our Ohio properties was destroyed by a fire for the aggregate sum of $271,000, net of our deductible.  In accordance with GAAP, we recorded this settlement as a gain on insurance recoveries.  We reported a gain on insurance recoveries of $665,000 in the Consolidated Statements of Income for the twelve months ended December 31, 2009, which represents insurance proceeds to be received net of the carrying value of the assets written off and costs incurred to make repairs.

11.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2009	2008	2006

Dividends declared but not paid	$2,849	$2,920	$2,848
Assumption of debt in connection with property acquisition	-	45,002	42,000
Reclassification of original issuance costs related to repurchase
of preferred shares and related discount/(premium), net	-	2,146	(172)
Net change in accounts payable related to recurring fixed
asset additions	(203)	558	599
Fixed asset adjustment for purchase of operating
partnership units	-	-	8

12.        COMMON, TREASURY AND PREFERRED SHARES

Treasury Shares

            Our Board of Directors has authorized the repurchase of up to $75.0 million of our common and/or preferred shares.    As of December 31, 2009, we had repurchased 3,825,125 common shares under this plan at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million.

            During the year ended December 31, 2009, a total of 111,148 restricted shares had vested and were issued from treasury shares.

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

            8.70% Class B Series II Cumulative Redeemable Preferred Shares.  In December 2004, we issued 2,320,000 depositary shares, each representing 1/10th of a share of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares, for $58.0 million and incurred costs of approximately $1.2 million related to the issuance.  The liquidation preference for each Class B Preferred Shares is $250.00 (equivalent to $25.00 per depositary share), plus accrued and unpaid dividends.  Dividends on the Class B Preferred Shares are cumulative from the date of issue and are payable quarterly.  Except in certain circumstances relating to the preservation of our status as a REIT, the Class B Preferred Shares are not redeemable prior to December 15, 2009.  On or after December 15, 2009, the Class B Preferred Shares are redeemable for cash at our option.  The net proceeds from this offering were used to redeem the outstanding 9.75% Class A Cumulative Redeemable Preferred Shares.  During 2008 and 2007, we repurchased a total of 389,500 depositary shares under our $50.0 million share repurchase authorization, leaving 1,930,500 depositary shares outstanding as of December 31, 2009.

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

     On December 30, 2008, we entered into an Amended and Restated Shareholder Rights Agreement that, among other matters, extended the Plan to December 30, 2018 and revised the Plan definition of "beneficial ownership" to include certain derivative or synthetic arrangements having characteristics of a long position in the Company’s common shares.

13.        EARNINGS PER SHARE

In June 2008, the FASB issued guidance which clarifies that nonvested awards containing nonforfeitable dividend rights are participating securities and are therefore required to be included in the computations of basic and diluted earnings per share.  This guidance was effective for us January 1, 2009, and requires retrospective application to all periods presented.

            There were 1.4 million, 1.4 million and 1.6 million options to purchase common shares outstanding at December 31, 2009, 2008 and 2007, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the years presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

            The exchange of operating partnership noncontrolling redeemable interest into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Numerator - basic and diluted:
(Loss) income from continuing operations	$(9,705)	$(10,089)	$(16,209)
Net income attributable to noncontrolling redeemable interest	(53)	(53)	(53)
Preferred share dividends	(4,199)	(4,655)	(4,924)
Preferred share repurchase costs	-	(143)	(58)
Discount/(premium) on preferred share repurchase	-	2,289	(114)
(Loss) income from continuing operations applicable to common shares	$(13,957)	$(12,651)	$(21,358)

Income from discontinued operations	$15,968	$44,769	$26,427
Allocation to participating securities	(423)	(730)	(338)
Income from discontinued operations applicable to common shares	$15,545	$44,039	$26,089

Denominator - basic and diluted:	16,516	16,262	16,871

Net income applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.85)	$(0.78)	$(1.27)
Income from discontinued operations	0.95	2.71	1.55
Net income applicable to common shares - basic and diluted	$0.10	$1.93	$0.28

14.        EMPLOYEE BENEFIT PLANS

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

            We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 25.0% of their gross wages.  After one year of participation, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% of their wages.  We recorded expense in relation to this plan of approximately $85,000, $116,000 and $151,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

            Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997.  This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive.  This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board.  The SERP provides for us to make a contribution to the account of each of the participating officers at the end of each plan year.  The contribution, which is a percentage of eligible earnings (including base salary and payments under the Annual Incentive Plan), is set by the Committee at the beginning of each SERP year.  Contributions will not be taxable to the participant (other than social security and federal unemployment taxes once vested) until distribution.  The account balances earn interest each year at a rate determined by the Executive Compensation Committee of the Board.  In January 2007, the Executive Compensation Committee revised the annual contributions such that the accounts of participants not vested as of January 1, 2007, would no longer receive annual contributions, however their accounts will continue to receive interest.  The Executive Compensation Committee approves the interest rate at the beginning of the year.  The following table summarizes the changes in SERP balances for the years ended December 31, 2009, 2008 and 2007:

	Supplemental Executive Retirement Plan Benefit
	for the year ended December 31,
(In thousands)	2009	2008	2007

Balance at beginning of period	$1,545	$1,337	$1,164
Service cost	101	97	76
Interest cost	128	111	97
Balance at end of period	$1,774	$1,545	$1,337

15.        EQUITY BASED AWARD PLANS

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

            Under the Plan, a total of 750,000 common shares are available for awards.  The Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares.  At December 31, 2009, no awards had been issued under this plan.

Year 2001 Equity Incentive Plan

            Our Year 2001 Equity Incentive Plan (the "EIP") was adopted by the Board on December 8, 2000.  On May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan").  The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation," as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares.  The Plan provides for equity award grants to our officers, employees and directors.  Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares and other awards based on common shares.  The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000.  At December 31, 2009, we had 130,052 common shares available for awards under this plan.  There were 1,098,364 options outstanding under this plan, of which 1,020,364 were exercisable, at December 31, 2009.

Equity-Based Incentive Compensation Plan

            The Equity-Based Incentive Compensation Plan (the "Omnibus Equity Plan") expired February 20, 2005, and therefore no additional shares/awards will be granted under this plan.  At December 31, 2009, there were 262,000 shares outstanding and exercisable under this plan.  These awards will remain in effect according to the original terms and conditions of the plan.  This plan provided key employees equity or equity based incentives under which 1.4 million of our common shares had been reserved for awards of share options and restricted shares.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

AERC Share Option Plan

            The AERC Share Option Plan expired September 30, 2003, and therefore no additional options will be granted under this plan.  At December 31, 2009, there were 5,000 options outstanding and exercisable under this plan.  These options will remain in effect according to the original terms and conditions of the plan.  Under this plan, 543,093 of our common shares had been reserved for awards of share options to eligible key employees.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Share-Based Compensation

            Our share-based compensation awards consist primarily of restricted shares.  We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company.  Certain of our share-based awards require only continued service with the company to vest.  These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date.  We recognize compensation cost on these awards on a straight-line basis.  In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest and the date at which they will vest is dependant upon the achievement of specified performance goals and/or market conditions.  Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.  Compensation cost for awards with market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period.  We estimate the amount of expected forfeitures when calculating compensation costs.  The forfeiture rates we use were calculated based on our historical forfeiture activity, which was adjusted for activity that we believe is not representative of expected future activity.

            During the year ended December 31, 2009, 2008 and 2007, we recognized total share-based compensation cost of $2.0 million, $1.9 million and $1.5 million in "General and administrative expense."

            Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  There were 58,000, zero and 4,000 options granted in 2009, 2008 and 2007, respectively.  The weighted average Black-Scholes assumptions and fair value for 2009 and 2007 were as follows:

	Year Ended December 31,
	2009	2007

Expected volatility	39.1%	27.5%
Risk-free interest rate	2.6%	4.5%
Expected life of options (in years)	6.4	7.0
Dividend yield	8.4%	4.3%
Grant-date fair value	$1.38	$3.45

            The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted.  The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options.  For options awarded during 2009, the expected life was derived using our historical experience for similar awards.  For options awarded during 2007, we used the "simplified" method, as allowed at that time under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, to derive the expected life of the options.  The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

The following table represents stock option activity for the year ended December 31, 2009:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	1,378,364	$9.41
Granted	58,000	$8.34
Exercised	47,500	$8.44
Forfeited	23,500	$11.11
Outstanding at end of period	1,365,364	$9.37	3.8 years
Exercisable at end of period	1,287,364	$9.41	3.5 years

            The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2009, was $2.6 million and $2.4 million, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $79,000, $697,000, and $119,000, respectively.

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

            The following table represents restricted share activity for the year ended December 31, 2009:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	189,867	$11.33
Granted	184,070	$5.37
Vested	111,148	$9.24
Forfeited	78,450	$15.82
Nonvested at end of period	184,339	$7.15

            During June 2007, we implemented the Associated Estates Realty Corporation Elective Deferred Compensation Program.  Under this plan, certain of our officers elected to defer the receipt of a portion of the restricted shares that had been granted during 2009, 2008 and 2007.  See Note 16 for additional information regarding this program.

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

            The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2009, 2008 and 2007 was $5.37, $10.45 and $11.77, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $583,000 and $1.2 million, respectively.  At December 31, 2009, there was $1.8 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 1.8 years.

16.        DIRECTOR/EXECUTIVE COMPENSATION

Elective Deferred Compensation Program

            In June 2007, we implemented The Associated Estates Realty Corporation Elective Deferred Compensation Program.  This plan is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue code, which strictly regulates the timing of elections and payment.  This plan was developed in lieu of updating our Executive Deferred Compensation Plan, which was initially adopted by the Board of Directors on July 1, 1999.  Eligibility under the plan shall be determined by the Executive Compensation Committee or its designee, and initially consists of each of our appointed and/or elected officers.

            This plan permits deferral of up to 90.0% of base salary and up to 100% of any incentive payment.  An individual bookkeeping account will be maintained for each participant.  Participants are provided a number of measurement funds from which they may select to determine earnings, which may be, but are not required to be, the same as those offered under our 401(k) Savings Plan.  Deferrals of base salary and incentive payments (other than restricted shares, discussed below) are fully vested.

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

            The plan allows for in-service and separation sub-accounts to permit election of distribution at either a specified date or following separation.  Payment of each deferral under the plan will be made in the form specified in the participant's election, and may be in the form of a lump sum or annual installment payments over a period not to exceed four years.  Payment of each deferral under the plan will be made on account of separation from service, death, or disability, or at a time specified by the participant, within the parameters set forth in the plan.  Redeferral elections are permitted within the parameters set forth in the plan.  Accounts will be distributed upon a change of control, and distribution due to unforeseen financial hardship is also possible.  At December 31, 2009 and 2008, there were 311,583 and 187,000 share equivalent units, respectively, deferred under this plan.

Director’s Deferred Compensation Plan

            The Directors' Deferred Compensation Plan was adopted by our Board of Directors on August 22, 1996.  This plan was implemented to allow persons serving as Independent Directors the option of deferring receipt of compensation otherwise payable to them for their services as Directors and to create an opportunity for appreciation of the amount deferred based upon appreciation of our Common Shares.

            Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director.  Fees for each period are credited to the deferral account as they are earned.  Amounts credited to the deferral account are converted to "share units" which are valued based upon the closing price of our common shares at the end of each reporting period.  This plan also permits the deferral of the receipt of restricted shares granted, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units.  Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment.  Share units representing deferred fees and dividend units are vested at all times.  Share units representing deferred restricted shares vest on the same schedule as the restricted shares that were deferred.  At the end of each reporting period, the total value of the deferred compensation had been adjusted for increases in share units and for changes in our common share price.  In December 2009 and effective on January 1, 2010, this plan was modified such that all future distributions from the plan will be in the form of our common shares instead of cash, except for distributions with a commencement date of December 31, 2010 or prior, which will be made in cash.  As a result, the value of the deferred compensation will no longer be adjusted based upon the closing price of our common shares.  The total amount of deferred compensation relating to this plan is included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.  Adjustments to the total value of the plan are reflected in "General and administrative expenses" in the Consolidated Statements of Operations.  Distributions of $24,000 were made from this account during both 2009 and 2008.  At December 31, 2009 and 2008, deferred director compensation totaled $2.5 million and $1.5 million, respectively.

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

Annual Incentive Plan

            In February 2009, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers.  Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities.  The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our four "Named Executive Officers."  Officers are rewarded for accomplishing our short-term financial and business unit objectives.  In 2009, annual incentive opportunities for the Officers were determined at the discretion of the Committee.  The Committee based its determination on one or more of the following measures of corporate performance: same property net operating income; physical occupancy; property operating margins; fixed charge coverage; interest coverage; total shareholder return (actual and relative); financing activity; performance against budget; execution of strategic objectives; leverage ratios; funds available for distribution and adjusted funds from operations.  Business unit and individual performance were also considered.  The Committee reviewed our earnings results each quarter and assessed management's performance.  No specific targets or weightings amongst the aforementioned performance metrics were established.  The Officers earned annual incentives of approximately $1.3 million, $1.4 million and $1.3 million in cash in 2009, 2008 and 2007, respectively.

Long-Term Incentive Plan

            In February 2007, the Committee established the terms of the Company's 2007 Long-Term Incentive Plan ("LTIP") that is intended to create a stronger link to shareholder returns, reward long-term performance and foster retention of the executives.  The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our four "Named Executive Officers."  Each Officer had threshold, target and maximum award opportunities established that are expressed as a percentage of base salary.  The framework of the LTIP includes a single-year and multi-year component.

            Single-year component.  Objectives under the single-year LTIP are established annually at the beginning of the year and evaluated at the conclusion of the year.  If one or all of the objectives is met, a grant of restricted shares will be issued.  One-third of the issued shares will vest immediately and the remaining two-thirds will vest in equal, annual installments.  Restricted shares, if issued, have voting rights and dividends will be paid on them during the restricted period.

            In February 2009, the Committee approved the terms of the 2009 single-year component of the LTIP.  This component focused primarily on interest coverage and fixed charge coverage financial ratios and same property NOI over a one-year period, however the level of achievement under this component was determined at the discretion of the Committee.  Officers earned approximately $1.1 million under the 2009 single-year LTIP.

            In February 2008, the Committee approved the terms of the 2008 single-year component of the LTIP.  This component focused on interest coverage and fixed charge coverage financial ratios and same property NOI over a one-year period.  Officers earned approximately $1.3 million under the 2008 single-year LTIP.

            In 2007, the single-year component of the LTIP focused on total shareholder return, our strategic objectives and property NOI over a one year period.  Officers earned approximately $780,000 under the 2007 single-year LTIP.

            Multi-year component.  The multi-year component focused on performance over a three year measurement period.  When established in 2007, this component comprised approximately 50.0% of the total LTIP on an annualized basis over the three-year period.  The multi-year long term component focused on cumulative total shareholder return over the three year period and continued employment with the Company.  Any shares vesting under this plan will vest during the first quarter of 2011.  Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued in February 2007 with a value of $3.3 million.  The TSR objectives under the 2007 plan were not met and only the shares that are attributable to continued employment with the Company are eligible for vesting at the end of the service period, which had a value of $403,000 when granted.  Restricted shares have voting rights and dividends accrue and earn interest at a rate determined by the Executive Compensation Committee during the restricted period.  Only the dividends and accrued interest attributable to shares that vest will be paid when such shares vest.  Grants under the multi-year component are issued and metrics and objectives are established every three years.

17.        COMPREHENSIVE INCOME

            The following chart identifies our total comprehensive income for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Comprehensive income:
Net income attributable to AERC	$6,210	$34,627	$10,165
Other comprehensive income (loss):
Change in fair value of hedge instruments	1,479	(1,849)	(979)
Total comprehensive income	$7,689	$32,778	$9,186

            For information regarding the change in fair value of hedge instruments, see “Derivative Instruments and Hedging Activity” in Note 1.

18.        SUBSEQUENT EVENTS

            Dividends.  On February 1, 2010, we paid a dividend of $0.17 per common share to shareholders of record on January 15, 2010, which had been declared on December 9, 2009.

            On January 28, 2010, we declared a quarterly dividend of $0.54375 per Depositary Share on our Class B Cumulative Redeemable Preferred Shares, which will be paid on March 15, 2010, to shareholders of record on February 26, 2010.

            Common Shares.  On January 15, 2010, we sold 5,175,000 of our common shares in a public offering at a price of $11.10 per share, which resulted in total net proceeds of approximately $54.7 million.

            Mortgage Notes Payable.  On January 29, 2010, we prepaid a $42.0 million mortgage loan that was to mature in June 2010 with a portion of the proceeds from the January 2010 public sale of our common shares.

19.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$33,458	$32,748	$32,866
Revenue of sold/held for sale properties
transferred to discontinued operations	(1,069)	-	-
Revenue	$32,389	$32,748	$32,866	$32,415
Operating (loss) income	$(33)	$267	$-	$-
Net income (loss)	$127	$11,742	$(2,802)	$(2,803)
Net income (loss) attributable to AERC	$113	$11,728	$(2,816)	$(2,816)
Basic and diluted earnings per share	$(0.06)	$0.62	$(0.23)	$(0.23)

	2008
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$31,925	$32,751	$34,052
Revenue of sold/held for sale properties
transferred to discontinued operations	(1,010)	-	1
Revenue	$30,915	$32,751	$34,053	$32,926
Operating (loss) income	$(1,308)	$241	$325	$245
Net income (loss)	$38,659	$(166)	$(3,030)	$(782)
Net income (loss) attributable to AERC	$38,645	$(179)	$(3,043)	$(795)
Basic and diluted earnings per share	$2.27	$(0.09)	$(0.26)	$0.02

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (1)	Accounts	Deductions (2)	of Period

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$67	$1,926	$-	$(1,913)	$80
Valuation allowance-deferred tax asset	4,863	313	-	-	5,176

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$49	$1,825	$-	$(1,807)	$67
Valuation allowance-deferred tax asset	4,668	195	-	-	4,863

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$106	$2,076	$-	$(2,133)	$49
Valuation allowance-deferred tax asset	4,297	371	-	-	4,668

(1)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.
(2)	Uncollectible amounts reserved for or written off.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	September, 1995	5-30	$2,357	$21,986	$1,117
Mallard's Crossing	February, 1995	5-30	941	8,499	2,119
Village at Avon	June, 1998	5-30	2,145	21,704	2,250
Westchester Townhomes	November, 1989	5-15	693	5,686	877
Western Reserve	August, 1996	5-30	691	6,866	278
Westlake Townhomes	October, 1995	5-30	559	332	277
Williamsburg Townhomes	February, 1994	5-30	844	12,787	2,367

CENTRAL OHIO
St. Andrews at Little Turtle	March, 1995	5-30	478	4,216	816
Bedford Commons	December, 1994	5-30	929	5,751	688
Bradford at Easton	October, 1995	5-30	2,033	16,303	1,506
Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	2,723
Heathermoor	August, 1994	5-30	1,796	8,535	1,724
Kensington Grove	July, 1995	5-30	533	4,600	545
Lake Forest	July, 1994	5-30	824	6,135	747
Muirwood Village at Bennell	March, 1994	5-30	790	4,657	567
Perimeter Lakes	Sept, 1996	5-30	1,265	8,647	959
Saw Mill Village	April, 1997	5-30	2,548	17,218	3,234
Sterling Park	August, 1994	5-30	646	3,919	464
Residence at Turnberry	March, 1994	5-30	869	11,567	3,871
Wyndemere Land	March, 1997	-	200	-	-

SOUTHERN OHIO
Remington Place	April, 1997	5-30	1,645	10,031	1,411

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

(In thousands)	Gross Amount at Which Carried at December 31, 2009
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Barrington	$2,355	$23,105	$25,460	$9,184	$19,500
Mallard's Crossing	941	10,618	11,559	5,250	-
Village at Avon	2,145	23,954	26,099	8,003	21,000
Westchester Townhomes	693	6,563	7,256	4,819	-
Western Reserve	691	7,144	7,835	2,832	4,849
Westlake Townhomes	-	1,168	1,168	1,112	-
Williamsburg Townhomes	844	15,154	15,998	8,140	-

CENTRAL OHIO
St. Andrews at Little Turtle	478	5,032	5,510	2,542	-
Bedford Commons	929	6,439	7,368	3,250	-
Bradford at Easton	2,033	17,809	19,842	7,527	12,590
Residence at Christopher Wren	1,560	16,477	18,037	8,758	9,270
Heathermoor	1,796	10,259	12,055	5,482	8,430
Kensington Grove	533	5,145	5,678	2,489	3,180
Lake Forest	824	6,882	7,706	3,547	-
Muirwood Village at Bennell	790	5,224	6,014	2,703	-
Perimeter Lakes	1,265	9,606	10,871	4,580	5,608
Saw Mill Village	2,548	20,452	23,000	8,951	17,092
Sterling Park	646	4,383	5,029	2,183	2,918
Residence at Turnberry	869	15,438	16,307	8,859	7,930
Wyndemere Land	200	-	200	-	-

SOUTHERN OHIO
Remington Place	1,645	11,442	13,087	4,644	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
MICHIGAN
Arbor Landings	June, 1999	5-30	$1,129	$10,403	$9,757
Aspen Lakes Apartments	September, 1996	5-30	742	5,501	1,030
Central Park Place	December, 1994	5-30	1,013	7,363	1,375
Country Place Apartments	June, 1995	5-30	768	4,181	721
Clinton Place Apartments	August, 1997	5-30	1,219	9,478	1,495
Georgetown Park Apartments	June, 1999	5-30	1,778	12,141	13,558
Oaks at Hampton	August, 1995	5-30	3,026	27,204	3,459
The Landings at the Preserve	September, 1995	5-30	1,081	7,190	1,015
Spring Brook Apartments	June, 1996	5-30	610	5,308	537
Spring Valley Apartments	October, 1997	5-30	1,433	13,461	1,323
Summer Ridge	April, 1996	5-30	1,251	11,194	1,789

FLORIDA
Cypress Shores	February, 1998	5-30	2,769	16,452	1,405
Windsor Pines	October, 1998	5-30	4,834	28,795	958
Courtney Chase (2)	August, 2004	5-30	3,032	20,452	302
Vista Lago (2)	March, 2005	5-30	4,012	35,954	70

GEORGIA
The Falls	February, 1998	5-30	5,403	23,420	2,982
Morgan Place	July, 1998	5-30	3,292	9,159	839
Cambridge at Buckhead (2)	October, 2005	5-30	6,166	16,730	420
Idlewylde (2)	June, 2007	5-30	12,058	53,124	511

BALTIMORE/WASHINGTON
Reflections	February, 1998	5-30	1,807	12,447	3,354
Annen Woods	July, 1998	5-30	1,389	9,069	1,369
Hampton Point	July, 1998	5-30	3,394	21,703	2,517

INDIANA
Residence at White River	February, 1997	5-30	1,064	11,631	1,501
Waterstone Apartments	August, 1997	5-30	1,508	22,861	1,201
Steeplechase	July, 1998	5-30	2,261	16,257	793

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

(In thousands)	Gross Amount at Which Carried at December 31, 2009
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
MICHIGAN
Arbor Landings	$1,682	$19,607	$21,289	$8,344	$16,712
Aspen Lakes Apartments	742	6,531	7,273	2,945	-
Central Park Place	1,013	8,738	9,751	4,317	6,309
Country Place Apartments	768	4,902	5,670	2,365	-
Clinton Place Apartments	1,219	10,973	12,192	4,565	8,340
Georgetown Park Apartments	2,128	25,349	27,477	11,588	-
Oaks at Hampton	3,026	30,663	33,689	14,905	-
The Landings at the Preserve	1,081	8,205	9,286	3,820	-
Spring Brook Apartments	610	5,845	6,455	2,635	4,363
Spring Valley Apartments	1,433	14,784	16,217	6,150	10,817
Summer Ridge	1,251	12,983	14,234	5,897	8,682

FLORIDA
Cypress Shores	2,769	17,857	20,626	6,973	27,344
Windsor Pines	4,834	29,753	34,587	11,448	39,390
Courtney Chase(2)	3,032	20,754	23,786	4,248	21,210
Vista Lago(2)	4,012	36,024	40,036	6,553	-

GEORGIA
The Falls	5,403	26,402	31,805	10,792	16,282
Morgan Place	3,292	9,998	13,290	3,901	-
Cambridge at Buckhead(2)	6,166	17,150	23,316	2,781	-
Idlewylde(2)	11,849	53,844	65,693	5,933	42,000

BALTIMORE/WASHINGTON
Reflections	1,807	15,801	17,608	5,983	19,450
Annen Woods	1,389	10,438	11,827	4,233	13,025
Hampton Point	3,394	24,220	27,614	9,848	33,000

INDIANA
Residence at White River	1,064	13,132	14,196	5,509	9,221
Waterstone Apartments	1,470	24,100	25,570	10,126	16,500
Steeplechase	2,261	17,050	19,311	6,561	13,641

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
VIRGINIA
The Alexander at Ghent (2)	June, 2007	5-30	$4,368	$43,263	$696
The Belvedere (2)	April, 2008	5-30	6,044	35,353	99
River Forest (2)	April, 2008	5-30	3,751	25,758	303
River Forest Land	April, 2008	5-30	904	-	(11)
			$106,452	$709,045	83,908

MANAGEMENT SERVICE COMPANIES	November, 1993	10-30			6,731
Land, Building and Improvements					$90,639

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009

(In thousands)	Gross Amount at Which Carried at December 31, 2009
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
VIRGINIA
The Alexander at Ghent	$4,367	$43,960	$48,327	$4,412	$24,500
The Belvedere	6,044	35,452	41,496	2,214	25,748
River Forest	3,751	26,061	29,812	1,648	18,655
River Forest Land	893	-	893	-	-
	106,535	792,870	899,405	275,549	$487,556

MANAGEMENT SERVICE COMPANIES	1,280	5,451	6,731	2,458
Land, Building and Improvements	$107,815	$798,321	906,136	278,007
Furniture, Fixtures and Equipment			29,710	24,101
Construction in Progress			4,797	-
GRAND TOTALS			$940,643	$302,108

(1)	Encumbrances include mortgage debt and other obligations secured by the real estate assets.
(2)

Due to changes in GAAP for acquisitions initiated after June 30, 2001, intangible assets such as in place leases were recognized upon the acquisition of these properties and are not included in the initial costs or historical costs shown.

SCHEDULE III

ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

            The Aggregate Cost for Federal Income Tax purposes was approximately $903.1 million at December 31, 2009.

            The changes in Total Real Estate Assets for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)	2009	2008	2007

Balance, beginning of period	$957,061	$965,013	$877,797
Disposal of fixed assets	(30,449)	(99,523)	(39,984)
New acquisition properties	-	78,320	113,748
Improvements	14,031	13,251	13,452
Balance, end of period	$940,643	$957,061	$965,013

            The changes in Accumulated Depreciation for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)	2009	2008	2007

Balance, beginning of period	$283,213	$305,427	$286,277
Disposal of fixed assets	(15,448)	(56,152)	(13,468)
Depreciation for period	34,343	33,938	32,618
Balance, end of period	$302,108	$283,213	$305,427

