Form 10-Q
period 2010-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2010-05-04
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding as of April 23, 2010 was 22,349,302 shares.

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	March 31,	December 31,
ASSETS	2010	2009
Real estate assets
Land	$108,447	$107,815
Buildings and improvements	798,790	798,321
Furniture and fixtures	29,984	29,710
	937,221	935,846
Less: accumulated depreciation	(310,246)	(302,108)
	626,975	633,738
Construction in progress	6,329	4,797
Real estate, net	633,304	638,535
Cash and cash equivalents	3,461	3,600
Restricted cash	7,012	7,093
Accounts and notes receivable, net
Rents	1,072	1,115
Affiliates	89	135
Other	1,545	1,910
Goodwill	1,725	1,725
Other assets, net	8,928	8,392
Total assets	$657,136	$662,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$429,459	$487,556
Unsecured revolving credit facility	20,400	12,500
Unsecured debt	25,780	25,780
Total debt	475,639	525,836
Accounts payable, accrued expenses and other liabilities	21,172	27,307
Dividends payable	3,815	2,849
Resident security deposits	2,994	2,956
Accrued interest	2,182	2,288
Total liabilities	505,802	561,236
Noncontrolling redeemable interest	1,829	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized;
8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 outstanding
at March 31, 2010 and December 31, 2009, respectively	48,263	48,263
Common shares, without par value, $.10 stated value; 41,000,000 authorized; 28,170,763 issued and 22,349,302 outstanding at
March 31, 2010 and 22,995,763 issued and 16,675,826
outstanding at December 31, 2009, respectively	2,817	2,300
Paid-in capital	339,928	283,090
Accumulated distributions in excess of accumulated net income	(177,506)	(168,822)
Accumulated other comprehensive loss	(503)	(1,420)
Less: Treasury shares, at cost, 5,821,461 and 6,319,937 shares
at March 31, 2010 and December 31, 2009, respectively	(63,494)	(63,971)
Total shareholders' equity	149,505	99,440
Total liabilities and shareholders' equity	$657,136	$662,505
The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009
Revenue
Property revenue	$31,646	$31,824
Management and service company revenue:
Fees, reimbursements and other	207	468
Construction and other services	1,103	96
Total revenue	32,956	32,388
Expenses
Property operating and maintenance	13,924	13,754
Depreciation and amortization	8,620	9,207
Direct property management and service company expense	132	359
Construction and other services	1,416	213
General and administrative	3,705	3,140
Total expenses	27,797	26,673
Operating income	5,159	5,715
Interest income	9	15
Interest expense	(8,061)	(8,183)
(Loss) income from continuing operations	(2,893)	(2,453)
Income from discontinued operations:
Operating income	-	302
Gain on disposition of properties	-	2,278
Income from discontinued operations	-	2,580
Net (loss) income	(2,893)	127
Net income attributable to noncontrolling redeemable interest	(13)	(14)
Net (loss) income attributable to AERC	(2,906)	113
Preferred share dividends	(1,050)	(1,049)
Net (loss) income applicable to common shares	$(3,956)	$(936)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.19)	$(0.21)
Income from discontinued operations	-	0.15
Net (loss) income applicable to common shares	$(0.19)	$(0.06)

Weighted average number of common shares
outstanding - basic and diluted	21,199	16,434

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Cash flow from operations:
Net (loss) income	$(2,893)	$127
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	8,620	9,466
Loss on fixed asset replacements write-off	7	13
Gain on disposition of properties	-	(2,278)
Amortization of deferred financing costs and other	382	322
Share-based compensation	880	604
Net change in assets and liabilities:
Accounts and notes receivable	421	1,310
Accounts payable and accrued expenses	(2,019)	(2,469)
Other operating assets and liabilities	(796)	(314)
Restricted cash	81	(80)
Total adjustments	7,576	6,574
Net cash flow provided by operations	4,683	6,701
Cash flow from investing activities:
Recurring fixed asset additions	(1,402)	(2,193)
Revenue enhancing/non-recurring fixed asset additions	(413)	(69)
Acquisition/development fixed asset additions	(2,094)	(58)
Net proceeds from disposition of operating properties	-	3,836
Other investing activity	(213)	-
Net cash flow (used for) provided by investing activities	(4,122)	1,516
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(829)	(743)
Principal repayments of mortgage notes payable	(57,268)	(72,041)
Payment of debt procurement costs	-	(686)
Proceeds from mortgage notes obtained	-	52,450
Revolving credit facility borrowings	24,950	78,500
Revolving credit facility repayments	(17,050)	(61,700)
Common share dividends paid	(3,764)	(2,801)
Preferred share dividends paid	(1,050)	(1,049)
Operating partnership distributions paid	(13)	(14)
Issuance of common shares	54,918	-
Purchase of preferred and/or treasury shares	(594)	(176)
Net cash flow used for financing activities	(700)	(8,260)
Decrease in cash and cash equivalents	(139)	(43)
Cash and cash equivalents, beginning of period	3,600	3,551
Cash and cash equivalents, end of period	$3,461	$3,508

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$3,815	$2,961
Net change in accounts payable related to fixed asset additions	(513)	(780)
Reclassification of deferred directors' compensation	2,255	-

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

Business

We are a self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, advisory, development, acquisition, disposition, construction, operation and ownership activities.  Our primary source of income is rental revenue.  Additional income is derived primarily from property and asset management fees.

As of March 31, 2010, our property portfolio consisted of: (i) 48 apartment communities containing 12,108 units in seven states that are wholly owned, either directly or indirectly through subsidiaries; (ii) one apartment community that we manage for a third party owner consisting of 258 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2009.  We have evaluated all subsequent events through May 4, 2010, which is the date the financial statements were issued.

Segment Reporting

All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 96.0% of our consolidated revenue for the three months ended March 31, 2010, and therefore we have only one reportable segment, which is multifamily properties.

Share-Based Compensation

During the three months ended March 31, 2010 and 2009, we recognized total share-based compensation cost of $880,000 and $606,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  A portion of this increase is due to a change in the Directors' Deferred Compensation Plan, which now will be paid with common shares (see Note 9 for additional information regarding the Directors' Deferred Compensation Plan).

Stock Options.  During the three months ended March 31, 2010, there were no stock options awarded or exercised.  During the three months ended March 31, 2009, there were 8,000 stock options awarded and no stock options were exercised.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for options awarded during the three months ended March 31, 2009, were as follows:

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

Restricted Shares.  The following table represents restricted share activity for the three months ended March 31, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	184,339	$7.15
Granted	547,334	$7.10
Vested	143,234	$7.86
Forfeited	66	$10.79
Nonvested at end of period	588,373	$10.20

At March 31, 2010, there was $3.6 million of unrecognized compensation cost related to nonvested restricted share awards that we expect to recognize over a weighted average period of 2.4 years.

A portion of the restricted shares granted during 2010 were awards in which the number of shares that will ultimately vest are subject to satisfaction of certain market conditions, which include total shareholder return on an absolute basis and on a relative basis against a peer group consisting of other multifamily apartment companies.  The total estimated grant-date fair value of these awards was $1.1 million.  We used the Monte Carlo method to estimate the fair value of these awards.  The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics.  There were one million simulation paths used to estimate the fair value of these awards.  The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods.  The expected life used was the market condition performance period.  The expected volatility used for AERC was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods.  The expected volatility used for the peer group was a 50%/50% blend of historical volatility and implied volatility.  Implied volatility was calculated using each company's stock call option contracts.

The following represents the assumption ranges used in the Monte Carlo method during 2010:

Expected volatility - AERC	39.5% to 63.1%
Expected volatility - peer group	29.0% to 65.4%
Risk-free interest rate	0.1% to 1.5%
Expected life (performance period)	3 years

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

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of two existing variable rate loans.  In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings during the three months ended March 31, 2010.  The change in fair value of this derivative is recorded in earnings and the net effect of the reclassification and the change in fair value at March 31, 2010 resulted in a net reduction to earnings of $320,000.  No hedge ineffectiveness on the remaining cash flow hedge was recognized during the three months ended March 31, 2010.  Amounts reported in "Accumulated other comprehensive loss" related to the cash flow hedge will be reclassified to "Interest expense" as interest payments are made on the related variable-rate loan.  During the next twelve months, we estimate that approximately $506,000 will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of March 31, 2010:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts
Interest rate swaps	2	$63,000

The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 7 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

	Liability Derivatives
	As of March 31, 2010		As of December 31, 2009

(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as
hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$503	expenses and other liabilities	$1,420

Derivatives not designated
as hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$316	expenses and other liabilities	$-

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations (see Note 5 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing
(In thousands)	Three	Three	or (Loss)	Three	Three	Derivative (Ineffective	Three	Three
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	March 31,	March 31,	into Income	March 31,	March 31,	from Effectiveness	March 31,	March 31,
Relationships	2010	2009	(Effective Portion)	2010	2009	Testing	2010	2009

Interest rate swaps	$(54)	$(272)	Interest expense	$(193)	$418	Interest expense	$(777)	$-

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

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.0 million. As of March 31, 2010, we have not posted any collateral related to these agreements. If we had breached any of these provisions at March 31, 2010, we would have been required to settle our obligations under the agreements at their termination value of $1.0 million.

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

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

2.         DEVELOPMENT AND DISPOSITION ACTIVITY

Development Activity

During 2009, we commenced construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Construction in progress related to this development was $6.2 million at March 31, 2010 and includes capitalized interest costs on funds used in construction and real estate taxes and insurance.  Capitalized interest costs for the three months ended March 31, 2010 was $81,000.

Construction Activity

Our subsidiary, Merit Enterprises, Inc., is engaged as a general contractor and construction manager that also acts as our in-house construction division and provides general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects.  We account for construction contracts using the percentage-of-completion method.  We compute the percentage of completion for each project as the ratio of costs incurred (excluding costs that do not represent progress as of the end of the reporting period, such as certain material purchases) to total estimated costs based on the most recent information.  This percentage is applied to the revenue expected to be received by project.  Any changes in estimates are recognized in the period in which they are known on a prospective basis.  We recognized $1.1 million in revenue and $1.0 million in expense under this method during the three months ended March 31, 2010.  The total costs incurred in excess of amounts recognized as expense are included in "Other assets, net," and totaled $69,000 and $72,000 at March 31, 2010 and December 31, 2009, respectively.  Funds received on uncompleted contracts in excess of revenue recognized, if any, are included in "Accounts payable, accrued expenses and other liabilities," and were immaterial at March 31, 2010 and December 31, 2009.  The remaining costs included in construction and other services expenses include overhead costs, such as payroll and other fixed costs related to Merit Enterprises, Inc.

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

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, includes the operating results for the properties sold in 2009, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations:"

	Three Months Ended
	March 31,
(In thousands)	2010	2009
REVENUE
Property revenue	$-	$1,096

EXPENSES
Property operating and maintenance	-	505
Depreciation and amortization	-	259
Total expenses	-	764
Operating income	-	332
Interest expense	-	(30)
Gain on disposition of properties	-	2,278
Income from discontinued operations	$-	$2,580

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2010		December 31, 2009
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$99,656	7.7%	$115,464	7.7%
Mortgages payable - other (1)	295,092	5.8%	337,241	5.8%
Unsecured borrowings	25,780	7.9%	25,780	7.9%
Total fixed rate debt	420,528	6.4%	478,485	6.4%

VARIABLE RATE DEBT
Mortgages payable	34,711	4.7%	34,851	4.7%
Unsecured revolving credit facility	20,400	2.4%	12,500	2.6%
Total variable rate debt	55,111	3.8%	47,351	4.1%
Total debt	$475,639	6.1%	$525,836	6.2%

(1)	Includes $21.0 million and $63.0 million of variable rate debt swapped to fixed as of March 31, 2010 and December 31, 2009, respectively.

Mortgage Notes Payable

The following table provides information on loans repaid during 2010:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Rate

Idlewylde	$42,000	5.9%
Sterling Park	2,910	7.9%
Kensington Grove	3,172	7.9%
Spring Brook	4,351	7.9%
Western Reserve	4,835	7.9%
Total / weighted average rate	$57,268	6.4%

During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  We received refunds of $554,000 and $563,000 for the three months ended March 31, 2010 and 2009, respectively, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

Cash paid for interest, excluding capitalized interest, was $7.8 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively.  Included in cash paid for interest are the refunds received of $554,000 and $563,000 for the three months ended March 31, 2010 and 2009, respectively, as discussed above.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2010 determined that goodwill was not impaired and as such there were no changes to the carrying value of goodwill as of March 31, 2010.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

5.         SHAREHOLDERS' EQUITY

The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Three Months Ended March 31, 2010
			Accumulated
	Common		Distributions	Accumulated
	Shares		In Excess of	Other	Treasury
	(at $.10	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	stated value)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2009	$2,300	$283,090	$(168,822)	$(1,420)	$(63,971)
Total comprehensive (loss) income	-	-	(2,906)	917	-
Share-based compensation	-	299	2	-	1,071
Reclassification of deferred directors' compensation	-	2,255	-	-	-
Purchase of common shares	-	-	-	-	(594)
Issuance of common shares	517	54,284
Common share dividends declared	-	-	(4,730)	-	-
Preferred share dividends declared	-	-	(1,050)	-	-
Balance, March 31, 2010	$2,817	$339,928	$(177,506)	$(503)	$(63,494)

            The following table identifies total comprehensive (loss) income:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Comprehensive (loss) income:
Net (loss) income attributable to AERC	$(2,906)	$113
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	917	690
Total comprehensive (loss) income	$(1,989)	$803

6.         EARNINGS PER SHARE

There were 1.4 million options to purchase common shares outstanding at March 31, 2010 and 2009.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be antidilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership noncontrolling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Numerator - basic and diluted:
(Loss) income from continuing operations	$(2,893)	$(2,453)
Net income attributable to noncontrolling redeemable interest	(13)	(14)
Preferred share dividends	(1,050)	(1,049)
(Loss) income from continuing operations applicable to common shares	$(3,956)	$(3,516)

Income from discontinued operations applicable to common shares	$-	$2,580

Denominator - basic and diluted:	21,199	16,434

Net (loss) income applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.19)	$(0.21)
Income from discontinued operations	-	0.15
Net (loss) income applicable to common shares - basic and diluted	$(0.19)	$(0.06)

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

The following table presents the financial liabilities that we measured at fair value on a recurring basis as of March 31, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate swaps	$-	$819	$-	$819

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of March 31, 2010, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activities" in Note 1 for additional information regarding the swaps.

Rents, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $475.6 million and $525.8 million at March 31, 2010, and December 31, 2009, respectively, have an estimated aggregate fair value of $476.5 million and $520.1 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

8.         CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  Consequently, we are unable to estimate ultimate aggregate monetary liability or financial impact with respect to the Litigation matter described in the following paragraph as of March 31, 2010, and no accrual has been made for this matter.  We believe that other Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

Pending Lawsuits

On or about April 14, 2002, Melanie and Kyle Kopp commenced an action against us in the Franklin County, Ohio Court of Common Pleas seeking undetermined damages, injunctive relief and class action certification.  This case arose out of our Suredeposit program.  This program allowed cash short prospective residents to purchase a bond in lieu of paying a security deposit.  The bond serves as a fund to pay those resident obligations that would otherwise have been funded by the security deposit.  Plaintiffs allege that the nonrefundable premium paid for the bond is a disguised form of security deposit, which is otherwise required to be refundable in accordance with Ohio's Landlord-Tenant Act.  Plaintiffs further allege that certain pet deposits and other nonrefundable deposits required by us are similarly security deposits that must be refundable in accordance with Ohio's Landlord-Tenant Act.  On or about January 15, 2004, the Plaintiffs filed a motion for class certification.  We subsequently filed a motion for summary judgment.  On or about September 3, 2008, the court granted our motion for summary judgment thereby dismissing all Plaintiff claims against us.  Plaintiff subsequently appealed the court’s ruling to the Ohio Court of Appeals for the 10th District, which recently affirmed the trial court’s decision granting summary judgment in our favor.  We will consider this matter to have been successfully concluded unless plaintiff seeks a further appeal to the Ohio Supreme Court.

9.         DIRECTOR COMPENSATION

Directors' Deferred Compensation Plan

            Effective January 1, 2010, the Directors' Deferred Compensation Plan was modified such that all future distributions from the plan will be in the form of our common shares instead of cash, except for the scheduled distributions which were to commence on or before December 31, 2010, which will be made in cash.  As a result, deferred compensation totaling $2.3 million that will be paid in shares was reclassified from "Accounts payable, accrued expenses and other liabilities" to "Paid-in Capital" in the Consolidated Balance Sheets during the three months ended March 31, 2010.  Prior to the modification the fair value of the directors' deferred compensation was adjusted at the end of each reporting period based on the closing price of our common shares.  However, as a result of the modification, no further adjustment to fair value will be required.

10.        SUBSEQUENT EVENTS

Dividends

On May 3, 2010, we paid a dividend of $0.17 per common share to shareholders of record on April 15, 2010, which was declared on March 16, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2010 performance which are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements that speak only as of the date of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

Overview.

We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 96.0% of our consolidated revenue for the three months ended March 31, 2010.

The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by access to and cost of debt and equity.

Rental revenue collections are a combination of rental rates, occupancy levels and rent concessions.  We attempt to adjust these factors to adapt to changing market conditions, thus allowing us to maximize rental revenue.  Indicators that we use in measuring these factors include physical occupancy and net collected rent per unit.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property Net Operating Income ("NOI")  and Funds from Operations ("FFO") to be important indicators of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO.

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

A reconciliation of NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Property NOI	$17,722	$18,070
Service company NOI	75	109
Construction and other services NOI	(313)	(117)
Depreciation and amortization	(8,620)	(9,207)
General and administrative expense	(3,705)	(3,140)
Interest income	9	15
Interest expense	(8,061)	(8,183)
Income from discontinued operations:
Operating income	-	302
Gain on disposition of properties	-	2,278
Income from discontinued operations	-	2,580
Net (loss) income	(2,893)	127
Net income attributable to noncontrolling redeemable interest	(13)	(14)
Consolidated net (loss) income attributable to AERC	$(2,906)	$113

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

We calculate FFO as adjusted as FFO, as defined above, plus the add back of defeasance and/or other prepayment costs/credits of $(554,000) and $(563,000) for the three months ended March 31, 2010 and March 31, 2009, respectively.  In accordance with GAAP, these prepayment costs/credits are included as interest expense in the Consolidated Statement of Operations.  We provide this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.

A reconciliation of net income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009

Net (loss) income attributable to AERC	$(2,906)	$113
Depreciation - real estate assets	8,223	8,255
Amortization of intangible assets	-	837
Preferred share dividends	(1,050)	(1,049)
Gain on disposition of properties	-	(2,278)
Funds from Operations	4,267	5,878

Refund of defeasance costs for previously defeased loans	(554)	(563)
Funds from Operations as adjusted	$3,713	$5,315

Funds from Operations per common share - basic and diluted	$0.20	$0.36
Funds from Operations as adjusted per common share - basic and diluted	$0.18	$0.32

Weighted average shares outstanding - basic and diluted	21,199	16,434

Updated 2010 Expectations.

•	Portfolio performance – Our full-year 2010 guidance reflects Same Community property NOI decreasing in the range of -4.0% to -2.5% as compared to 2009.
•

Property acquisitions, sales and development – Our updated guidance continues to reflect no property acquisitions.  However, we are aggressively seeking acquisition opportunities.  We are not contemplating any property sales during 2010.  We are currently constructing a 60-unit expansion of our River Forest apartment community, which is located in the Richmond, Virginia metropolitan area.  The cost of this expansion project is expected to be approximately $7.0 million.  We incurred approximately $5.0 million in costs related to this development during 2009, with the remaining $2.0 million to be expended in 2010.

•	Debt repayment – We have already repaid five loans totaling $57.3 million that matured in 2010. We have one additional loan maturing in 2010 in the amount of $21.0 million.

Forecast Qualification.  The uncertainties caused by the current economic conditions and the unprecedented financial crisis complicate our ability to forecast future performance.  We believe that the apartment industry is better situated to weather the recession than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays and because government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors.  However, our 2010 expectations may be adversely impacted if recessionary forces accelerate or Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry.

LIQUIDITY AND CAPITAL RESOURCES

            Cash Flows and Liquidity.  Significant sources and uses of cash during the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net cash provided by operations	$4,683	$6,701
Fixed assets:
Acquisitions and development expenditures, net	(2,094)	(58)
Net property disposition proceeds	-	3,836
Recurring, revenue enhancing and non-recurring capital expenditures	(1,815)	(2,262)
Debt:
Decrease in mortgage notes	(58,097)	(20,334)
Increase in revolving credit facility borrowings	7,900	16,800
Common share issuance proceeds	54,918	-
Cash dividends and operating partnership distributions paid	(4,827)	(3,864)

            Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, our secured credit facility or project specific loans.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Six mortgage loans totaling approximately $78.3 million were scheduled to mature in 2010.  We have already repaid five of those debt obligations totaling $57.3 million and we expect to repay the remaining $21.0 million obligation with proceeds from our unsecured revolver or with proceeds from a project specific secured loan.

            In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  Our $150.0 million unsecured revolver, which matures March 20, 2011 and had $129.6 million available for borrowing as of March 31, 2010, provides us additional financial flexibility.

Our ability to reenter the capital markets affords us additional liquidity as demonstrated by our successful sale to the public markets of 5,175,000 of our common shares in January 2010, which resulted in net proceeds of approximately $54.9 million.  These proceeds were used to prepay a $42.0 million mortgage loan, repay borrowings on our unsecured revolver and for general corporate purposes.

We anticipate that cash flow provided by operations for the remainder of the year will continue to meet normal business operations and liquidity requirements for the upcoming year.  We believe that if net cash provided by operations is below projections, other sources, such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.  We anticipate that we will continue paying our regular quarterly dividends in cash.  Funds to be used for the repayment of debt, property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver and possibly the sale of common shares.

Cash flow provided by operations decreased during the first quarter of 2010 compared to the first quarter of 2009 primarily due to a $940,000 reduction in property net operating income in 2010, of which $590,000 was related to properties sold during 2009 and is included in discontinued operations, and the 2009 receipt of funds that were previously advanced to managed properties and funds related to other receivables.

During the remainder of 2010, we anticipate incurring approximately $12.5 million in capital expenditures.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures.  These commitments are expected to be funded with cash provided by operating activities and borrowings on our unsecured revolver.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009:

Our Same Community portfolio represents properties that we have owned for all of the comparison periods.  For the three months ended March 31, 2010 and 2009, the Same Community portfolio consisted of all 48 owned properties containing 12,108 units.

The net loss from continuing operations increased $440,000 during 2010 compared to 2009 primarily as a result of an increase in general and administrative expenses and a reduction in property NOI.  These changes were partially offset by a reduction in depreciation and amortization expense.

The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when
	comparing the three months
	ended March 31, 2010
(In thousands)	to March 31, 2009

Property revenue	$(178)	(0.6)%
Property operating and maintenance expense	170	1.2%
Depreciation and amortization	(587)	(6.4)%
General and administrative	565	18.0%
Income from discontinued operations	(2,580)	(100.0)%

                Property NOI decreased during 2010 primarily due to a reduction in property revenue of $178,000 and an increase in property expenses of $170,000.

The following table presents property NOI results by region:

	Three Months Ended March 31,
	2010	2009
	Property	Property	Increase/
(In thousands)	NOI	NOI	(Decrease)
Same Community Properties:
Midwest	$10,090	$10,293	$(203)
Mid-Atlantic	3,370	3,425	(55)
Southeast	4,262	4,352	(90)
Total/Same Community Property NOI	$17,722	$18,070	$(348)

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	as of March 31,
	2010	2009
Same Community Properties:
Midwest	95.7%	95.7%
Mid-Atlantic	96.2%	94.5%
Southeast	93.9%	88.8%
Total/Same Community Properties	95.3%	93.9%

	Average Monthly Net Collected
	Rent Per Unit
	For the Three Months
	Ended March 31,
	2010	2009
Same Community Properties:
Midwest	$771	$778
Mid-Atlantic	$1,155	$1,151
Southeast	$879	$874
Total/Same Community Properties	$844	$847

The following table presents property revenue results:

	Three Months Ended March 31,
	2010	2009
	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$18,346	$18,537	$(191)
Mid-Atlantic	5,214	5,246	(32)
Southeast	8,086	8,041	45
Total/Same Community Property Revenue	$31,646	$31,824	$(178)

The decrease in property revenue was primarily due to increases in concessions resulting in lower net rent across the entire portfolio during the first quarter of 2010, which were partially offset by reductions in vacancy losses in 2010, particularly in the Southeast portfolio.  Utility reimbursements also increased in 2010 compared to 2009.

Property operating and maintenance expenses.  Property operating and maintenance expenses increased in 2010 primarily as a result of increases in personnel and utility costs.

Depreciation and amortization.  Depreciation and amortization expense decreased during 2010 primarily due to the completion of the 12 month to 16 month amortization periods of intangible assets recorded in connection with properties acquired in 2008.

General and administrative expense.  General and administrative expense increased during 2010 primarily due to a valuation adjustment in the first quarter of 2009 that reduced directors' deferred compensation expense. Prior to January 1, 2010, the fair value of the directors' deferred compensation was adjusted based upon the closing price of our common shares at the end of each period.  Effective January 1, 2010, this plan was modified to provide that all distributions under the plan will be in the form of our common shares instead of cash.  As a result, the fair value of the deferred compensation is no longer adjusted based upon the closing price of our common shares.

Income from Discontinued Operations.  Discontinued operations include the operating results of two properties sold in 2009 and the gain related to the sale of one property sold during the first quarter of 2009.  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

Critical Accounting Estimates

            The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes.  In preparing these consolidated financial statements, we have utilized information available including industry practice and our own past history in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome that we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize.  However, application of the accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.  Our critical accounting estimates are discussed in detail in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to these critical accounting estimates, we believe that our contracting and construction management services required us to make estimates that could have a material impact on our results of operations and financial statements.

            We account for general contracting and construction management services that we provide to third parties using the percentage completion method.  Under this method, the amount of revenue and expense to be recognized for each project that we are engaged in at the end of each reporting period is estimated based on the percentage of work completed on that date.  The use of judgment and/or estimates is required in determining the percentage of work completed, the expected total cost of a project in process, and in certain circumstances the total amount of revenue for a project in process.  If we had used different estimates, different amounts would have been recognized in revenue and expense which may have resulted in a material impact to our results of operations.  If actual costs or revenue differ from estimates, it may require us to make a material adjustment to our results of operations.

CONTINGENCIES

For a discussion of contingencies, see Note 8 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at March 31, 2010 and 2009, an interest rate change of 100 basis points would impact interest expense approximately $551,000 and $735,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2009, for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

For information related to legal proceedings, see Note 8 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2010

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
January 1 through
January 31	-	$-	-	$26,288
February 1 through
February 28	42,688	12.07	-	26,288
March 1 through
March 31	6,104	12.84	-	26,288
Total	48,792	$12.17	-

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

Exhibit 4.17 to Form 10-Q filed herewith.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Stock Agreement dated by and among the Company and its Non-Management Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award	Exhibit 10.7 to Form 10-K
	Plan.	filed February 25, 2009.

10.7a	Amendment to Associated Estates Realty Corporation Amended and Restated	Exhibit 10.7a to Form 10-K
	Equity-Based Award Plan.	filed February 25, 2009.

10.7b	Associated Estates Realty Corporation Supplemental Executive Retirement Plan	Exhibit 10.7b to Form 10-K
	(Restated).	filed February 25, 2009.

10.8	Form of Share Option Agreement by and among the Company and its Non-Management Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

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

ASSOCIATED ESTATES REALTY CORPORATION

May 4, 2010	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

