Form 10-Q
period 2010-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2010-08-03
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding as of July 30, 2010 was 32,119,426 shares.

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30,	December 31,
ASSETS	2010	2009
Real estate assets
Land	$122,127	$107,815
Buildings and improvements	846,967	798,321
Furniture and fixtures	30,847	29,710
	999,941	935,846
Less: accumulated depreciation	(318,159)	(302,108)
	681,782	633,738
Construction in progress	661	4,797
Real estate, net	682,443	638,535
Cash and cash equivalents	6,127	3,600
Restricted cash	7,868	7,093
Accounts and notes receivable, net
Rents	1,164	1,115
Affiliates	91	135
Other	2,349	1,910
Goodwill	1,725	1,725
Other assets, net	7,621	8,392
Total assets	$709,388	$662,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$428,716	$487,556
Unsecured revolving credit facility	35,000	12,500
Unsecured debt	-	25,780
Total debt	463,716	525,836
Accounts payable, accrued expenses and other liabilities	21,233	27,307
Dividends payable	5,539	2,849
Resident security deposits	3,047	2,956
Accrued interest	2,108	2,288
Total liabilities	495,643	561,236
Noncontrolling redeemable interest	1,734	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized;
8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 outstanding
at December 31, 2009	-	48,263
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 37,370,763 issued and 32,120,206 outstanding at
June 30, 2010 and 41,000,000 authorized; 22,995,763 issued
and 16,675,826 outstanding at December 31, 2009	3,737	2,300
Paid-in capital	455,104	283,090
Accumulated distributions in excess of accumulated net income	(187,633)	(168,822)
Accumulated other comprehensive loss	(296)	(1,420)
Less: Treasury shares, at cost, 5,250,557 and 6,319,937 shares
at June 30, 2010 and December 31, 2009, respectively	(58,901)	(63,971)
Total shareholders' equity	212,011	99,440
Total liabilities and shareholders' equity	$709,388	$662,505

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenue
Property revenue	$32,962	$32,138	$64,607	$63,962
Management and service company revenue:
Fees, reimbursements and other	290	357	498	825
Construction and other services	1,628	253	2,731	350
Total revenue	34,880	32,748	67,836	65,137
Expenses
Property operating and maintenance	14,262	13,812	28,186	27,566
Depreciation and amortization	8,971	8,587	17,591	17,795
Direct property management and service company expense	277	348	409	708
Construction and other services	1,885	322	3,301	535
General and administrative	3,692	3,165	7,397	6,304
Costs associated with acquisitions	61	-	61	-
Total expenses	29,148	26,234	56,945	52,908
Operating income	5,732	6,514	10,891	12,229
Interest income	11	18	20	33
Interest expense	(8,304)	(8,736)	(16,365)	(16,919)
(Loss) income before gain on insurance recoveries
and income from discontinued operations	(2,561)	(2,204)	(5,454)	(4,657)
Gain on insurance recoveries	-	544	-	544
(Loss) income from continuing operations	(2,561)	(1,660)	(5,454)	(4,113)
Income from discontinued operations:
Operating income	-	267	-	569
Gain on disposition of properties	-	13,135	-	15,413
Income from discontinued operations	-	13,402	-	15,982
Net (loss) income	(2,561)	11,742	(5,454)	11,869
Net income attributable to noncontrolling redeemable interest	(13)	(14)	(26)	(27)
Net (loss) income attributable to AERC	(2,574)	11,728	(5,480)	11,842
Preferred share dividends	(980)	(1,049)	(2,030)	(2,100)
Preferred share redemption costs	(993)	-	(993)	-
Allocation to participating securities	-	(429)	-	(482)
Net (loss) income applicable to common shares	$(4,547)	$10,250	$(8,503)	$9,260

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.17)	$(0.16)	$(0.35)	$(0.38)
Income from discontinued operations	-	0.78	-	0.94
Net (loss) income applicable to common shares	$(0.17)	$0.62	$(0.35)	$0.56

Weighted average number of common shares
outstanding - basic and diluted	27,433	16,528	24,316	16,481

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flow from operations:
Net (loss) income	$(5,454)	$11,869
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	17,591	18,269
Loss on fixed asset replacements write-off	13	5
Gain on disposition of properties	-	(15,413)
Gain on insurance recoveries	-	(544)
Amortization of deferred financing costs and other	697	624
Write-off of unamortized debt procurement costs	727	-
Share-based compensation	1,502	1,049
Net change in assets and liabilities:
Accounts and notes receivable	(476)	408
Accounts payable and accrued expenses	(3,183)	(974)
Other operating assets and liabilities	622	1,011
Restricted cash	(775)	(989)
Total adjustments	16,718	3,446
Net cash flow provided by operations	11,264	15,315
Cash flow from investing activities:
Recurring fixed asset additions	(3,595)	(3,872)
Revenue enhancing/non-recurring fixed asset additions	(2,930)	(691)
Acquisition/development fixed asset additions	(56,769)	(1,514)
Net proceeds from disposition of operating properties	-	32,714
Other investing activity	33	-
Net cash flow (used for) provided by investing activities	(63,261)	26,637
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,572)	(1,421)
Principal repayments of mortgage notes payable	(57,268)	(72,096)
Payment of debt procurement costs	-	(686)
Proceeds from mortgage notes obtained	-	52,450
Revolving credit facility borrowings	73,500	95,400
Revolving credit facility repayments	(51,000)	(106,900)
Principal repayments of unsecured trust preferred securities	(25,780)	-
Common share dividends paid	(6,523)	(5,625)
Preferred share dividends paid	(2,029)	(2,100)
Operating partnership distributions paid	(26)	(27)
Purchase of operating partnership units	(59)	-
Exercise of stock options	4,570	-
Issuance of common shares	169,568	-
Purchase of treasury shares	(594)	(177)
Redemption of preferred shares	(48,263)	-
Net cash flow provided by (used for) financing activities	54,524	(41,182)
Increase in cash and cash equivalents	2,527	770
Cash and cash equivalents, beginning of period	3,600	3,551
Cash and cash equivalents, end of period	$6,127	$4,321

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$5,539	$2,979
Cash paid for interest, net of capitalized interest	15,546	16,544
Net change in accounts payable related to fixed asset additions	(584)	(287)
Reclassification of deferred directors' compensation	2,233	-

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

Business

We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition, property management and advisory activities.  Our primary source of income is rental revenue.  Additional income is derived primarily from construction and other services.

As of June 30, 2010, our property portfolio consisted of: (i) 49 apartment communities containing 12,472 units in seven states that are wholly owned, either directly or indirectly through subsidiaries; (ii) one apartment community that we manage for a third party owner consisting of 258 units; and (iii) a 186-unit apartment community and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.

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

Segment Reporting

All of our owned properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 95.2% of our consolidated revenue for the six months ended June 30, 2010; we have only one reportable segment, which is multifamily properties.

Share-Based Compensation

During the three and six months ended June 30, 2010, we recognized total share-based compensation cost of $624,000 and $1.5 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the three and six months ended June 30, 2009, we recognized total share based compensation cost of $450,000 and $1.0 million, respectively, in “General and administrative expense.”  A portion of this increase is due to a change in the Directors' Deferred Compensation Plan, which now will be paid with common shares instead of cash (see Note 10 for additional information regarding the Directors' Deferred Compensation Plan).

Stock Options.  During the six months ended June 30, 2010, there were no stock options awarded and 563,300 options exercised.  During the six months ended June 30, 2009, there were 8,000 stock options awarded and no stock options were exercised.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for options awarded during the six months ended June 30, 2009, were as follows:

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

Restricted Shares.  The following table represents restricted share activity for the six months ended June 30, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	184,339	$7.15
Granted	557,975	$7.53
Vested	146,383	$8.01
Forfeited	3,050	$8.60
Nonvested at end of period	592,881	$6.85

At June 30, 2010, there was $3.4 million of unrecognized compensation cost related to non-vested restricted share awards that we expect to recognize over a weighted average period of 2.3 years.

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

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of two existing variable rate loans.  In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings during the three months ended March 31, 2010.  The change in fair value of this derivative is recorded in earnings and the net effect of the reclassification and the change in fair value at March 31, 2010 resulted in a net reduction to earnings of $320,000.  No hedge ineffectiveness on the remaining cash flow hedge was recognized during the six months ended June 30, 2010.  Amounts reported in "Accumulated other comprehensive loss" related to the cash flow hedge will be reclassified to "Interest expense" as interest payments are made on the related variable-rate loan.  During the next twelve months, we estimate that approximately $296,000 will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of June 30, 2010:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts
Interest rate swaps	1	$21,000

The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 8 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of June 30, 2010		As of December 31, 2009

(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as
hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$296	expenses and other liabilities	$1,420

The following tables present the effect of our derivative financial instruments on the Consolidated Statements of Operations (see Note 5 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing
(In thousands)	Three	Six	or (Loss)	Three	Six	Derivative (Ineffective	Three	Six
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	June 30,	June 30,	into Income	June 30,	June 30,	from Effectiveness	June 30,	June 30,
Relationships	2010	2010	(Effective Portion)	2010	2010	Testing	2010	2010

Interest rate swaps	$(15)	$(38)	Interest expense	$(191)	$(384)	Interest expense	$-	$(777)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing
(In thousands)	Three	Six	or (Loss)	Three	Six	Derivative (Ineffective	Three	Six
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	June 30,	June 30,	into Income	June 30,	June 30,	from Effectiveness	June 30,	June 30,
Relationships	2009	2009	(Effective Portion)	2009	2009	Testing	2009	2009

Interest rate swaps	$(487)	$(215)	Interest expense	$546	$964	Interest expense	$-	$-

We have an agreement with our derivative counterparty that contains a provision where if we either default or are capable of being declared in default on any of our indebtedness, then such counterparty can declare us to be in default on our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $357,000. As of June 30, 2010, we have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2010, we would have been required to settle our obligations under the agreements at their termination value of $357,000.

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

2.         ACQUISITION, DEVELOPMENT AND DISPOSITION ACTIVITY

Acquisition Activity

On May 18, 2010, we acquired Riverside Station, a 304-unit apartment community located in Woodbridge, Virginia for a purchase price of $54.6 million.  We paid cash for this acquisition, a portion of which was funded with proceeds from our May 12, 2010 equity offering.  We determined that the fair value of the property was the same as the purchase price.

During the three months and six months ended June 30, 2010 we recorded $626,000 of property revenue and reported net income of $64,000.  In connection with this acquisition we incurred $61,000 of costs, which are included in the Consolidated Statements of Operation under expenses on its own line item titled “Costs associated with acquisitions.”

The following pro forma financial information is presented as if the 2010 acquisition had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition occurred at such times:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited; in thousands, except per share data)	2010	2009	2010	2009

Pro forma revenue	$35,506	$33,988	$69,801	$67,714
Pro forma net (loss) income applicable to common shares	(4,483)	9,966	(8,315)	9,129

Earnings per common share - basic and diluted:
Proforma net (loss) income applicable to common shares	$(0.16)	$0.60	$(0.34)	$0.55

The purchase price allocation for the property acquired on May 18, 2010 was as follows:

(In thousands)
Land	$13,680
Buildings and improvements	38,695
Furniture and fixtures	442
Existing leases and tenant relationships (Other assets) (1)	1,733

$54,550

(1)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.

Development Activity

On June 30, 2010 we placed in service, a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Total cost of development was approximately $6.8 million, which included $311,000 of capitalized interest.

Construction Activity

Our subsidiary, Merit Enterprises, Inc., (“Merit”) is engaged as a general contractor and construction manager that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  Merit concentrates its efforts on rehabilitation and ground-up construction projects.  We account for construction contracts using the percentage-of-completion method.  We compute the percentage of completion for each project as the ratio of costs incurred (excluding costs that do not represent progress as of the end of the reporting period, such as certain material purchases) to total estimated costs based on the most recent information.  This percentage is applied to the revenue expected to be received by each project.  Any change in estimates are recognized in the period in which they are known on a prospective basis.  We recognized $1.6 million and $2.7 million in revenue and $1.5 million and $2.5 million in expense under this method during the three and six months ended June 30, 2010, respectively.  The remaining costs included in construction and other services expenses include overhead costs, such as payroll and other fixed costs related to Merit. The total costs incurred in excess of amounts recognized as expense are included in "Other assets, net," and totaled $48,000 and $72,000 at June 30, 2010 and December 31, 2009, respectively.  Funds received on uncompleted contracts in excess of revenue recognized, if any, are included in "Accounts payable, accrued expenses and other liabilities," and were immaterial at June 30, 2010 and December 31, 2009.

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

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, includes the operating results for the properties sold in 2009, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
REVENUE
Property revenue	$-	$925	$-	$2,021

EXPENSES
Property operating and maintenance	-	442	-	948
Depreciation and amortization	-	216	-	474
Total expenses	-	658	-	1,422
Operating income	-	267	-	599
Interest expense	-	-	-	(30)
Gain on disposition of properties	-	13,135	-	15,413
Income from discontinued operations	$-	$13,402	$-	$15,982

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	June 30, 2010		December 31, 2009
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$99,191	7.7%	$115,464	7.7%
Mortgages payable - other (1)	294,947	5.8%	337,241	5.8%
Unsecured borrowings	-	-	25,780	7.9%
Total fixed rate debt	394,138	6.3%	478,485	6.4%

VARIABLE RATE DEBT
Mortgages payable	34,578	4.8%	34,851	4.7%
Unsecured revolving credit facility	35,000	1.8%	12,500	2.6%
Total variable rate debt	69,578	3.3%	47,351	4.1%
Total debt	$463,716	5.8%	$525,836	6.2%

(1)	Includes $21.0 million of variable rate debt swapped to fixed as of June 30, 2010 and $63.0 million of variable rate debt swapped to fixed as of December 31, 2009.

Mortgage Notes Payable

The following table provides information on mortgage loans repaid during 2010:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate

Idlewylde	$42,000	5.9%
Sterling Park	2,910	7.9%
Kensington Grove	3,172	7.9%
Spring Brook	4,351	7.9%
Western Reserve	4,835	7.9%
Total / weighted average rate	$57,268	6.4%

During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  We received defeasance refunds of $553,000 and $563,000 for the six months ended June 30, 2010 and 2009, respectively, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

Cash paid for interest, excluding $192,000 of capitalized interest, was $15.5 million and $16.5 million for the six months ended June 30, 2010 and 2009, respectively.  Included in cash paid for interest are the defeasance refunds received of $553,000 and $563,000 for the six months ended June 30, 2010 and 2009, respectively, as discussed above.  Additionally excluded in the cash paid for interest is a one-time non cash charge to interest expense of $727,000 related to the redemption of the 7.92% Trust Preferred Securities for the six months ended June 30, 2010, as discussed below.

Unsecured Debt

On June 30, 2010, the Company redeemed all of its 7.92% Trust Preferred Securities at a cost of $26.3 million, which included accrued and unpaid interest up to but excluding the redemption date.  In connection with the issuance of the 7.92% Trust Preferred Securities in March 2005, the Company incurred issuance costs that were recorded as other assets and subsequently charged to interest expense each period over the life of the securities.  In accordance with GAAP, the Company recognized the remaining balance of $727,000 of issuance costs as a one-time non cash charge to interest expense for the three and six months ended June 30, 2010.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2010 determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such there were no changes to the carrying value of goodwill as of June 30, 2010.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

In connection with our property acquisition completed on May 18, 2010, as discussed in Note 2, we recorded total intangible assets in the amount of $1.4 million related to existing leases, which are being amortized over 12 months, and $300,000 related to tenant relationships, which are being amortized over 16 months.

5.         SHAREHOLDERS' EQUITY

The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Six Months Ended June 30, 2010
			Accumulated
	Common		Distributions	Accumulated
	Shares		In Excess of	Other	Treasury
	(at $.10	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	stated value)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2009	$2,300	$283,090	$(168,822)	$(1,420)	$(63,971)
Total comprehensive (loss) income	-	-	(5,480)	1,124	-
Share-based compensation	-	858	4	-	1,095
Reclassification of deferred directors' compensation	-	2,233	-	-	-
Purchase of common shares	-	-	-	-	(594)
Issuance of common shares	1,437	167,614	-	-	-
Option exercises from treasury shares	-	316	-	-	4,569
Redemption of class B cumulative redeemable preferred shares	-	993	(993)	-	-
Common share dividends declared	-	-	(10,312)	-	-
Preferred share dividends declared	-	-	(2,030)	-	-
Balance, June 30, 2010	$3,737	$455,104	$(187,633)	$(296)	$(58,901)

The following table identifies total comprehensive (loss) income:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Comprehensive (loss) income:
Net (loss) income attributable to AERC	$(5,480)	$11,842
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	1,124	749
Total comprehensive (loss) income	$(4,356)	$12,591

6.         COMMON AND PREFERRED SHARES

Common Shares

On January 15, 2010, we sold 5,175,000 of our common shares in a public offering at a price of $11.10 per share, which resulted in total net proceeds of approximately $54.9 million.

On May 12, 2010, we sold 9,200,000 common shares in a public offering at a price of $13.00 per share, which resulted in total net proceeds of approximately $114.3 million.

Preferred Shares

On June 7, 2010, the Company redeemed all of its 8.70% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date.  In connection with the issuance of the 8.70% Class B preferred shares in December 2004, the Company incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders’ equity.  In accordance with GAAP, the Company recognized the $1.0 million of issuance costs as a reduction in net earnings to arrive at net (loss) income applicable to common shares for the three and six months ended June 30, 2010.

7.         EARNINGS PER SHARE

There were approximately 800,000 and 1.4 million options to purchase common shares outstanding at June 30, 2010 and 2009, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership non-controlling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Numerator - basic and diluted:
(Loss) income from continuing operations	$(2,561)	$(1,660)	$(5,454)	$(4,113)
Net income attributable to noncontrolling redeemable interest	(13)	(14)	(26)	(27)
Preferred share dividends	(980)	(1,049)	(2,030)	(2,100)
Preferred share redemption costs	(993)	-	(993)	-
(Loss) income from continuing operations applicable to common shares	$(4,547)	$(2,723)	$(8,503)	$(6,240)

Income from discontinued operations	$-	$13,402	$-	$15,982
Allocation to participating securities	-	(429)	-	(482)
Income from discontinued operations applicable to common shares	$-	$12,973	$-	$15,500

Denominator - basic and diluted:	27,433	16,528	24,316	16,481

Net (loss) income applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.17)	$(0.16)	$(0.35)	$(0.38)
Income from discontinued operations	-	0.78	-	0.94
Net (loss) income applicable to common shares - basic and diluted	$(0.17)	$0.62	$(0.35)	$0.56

8.         FAIR VALUE

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

The following table presents the financial liabilities that we measured at fair value on a recurring basis as of June 30, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate swaps	$-	$296	$-	$296

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of June 30, 2010, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activities" in Note 1 for additional information regarding the swaps.

Rents, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $463.7 million and $525.8 million at June 30, 2010, and December 31, 2009, respectively, have an estimated aggregate fair value of $499.5 million and $520.1 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

9.         CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities (collectively "Litigation").  Litigation is subject to uncertainties and outcomes are difficult to predict.  We believe any current Litigation will not have a material adverse impact on us after final disposition.  However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

10.        DIRECTOR COMPENSATION

Directors' Deferred Compensation Plan

Effective January 1, 2010, the Directors' Deferred Compensation Plan was modified such that all future distributions from the plan will be in the form of our common shares instead of cash, except for the scheduled distributions which were to commence on or before December 31, 2010, which will be made in cash.  As a result, deferred compensation totaling $2.2 million that will be paid in shares was reclassified from "Accounts payable, accrued expenses and other liabilities" to "Paid-in Capital" in the Consolidated Balance Sheets during the six months ended June 30, 2010. Prior to the modification the fair value of the directors' deferred compensation accounts was adjusted at the end of each reporting period based on the closing price of our common shares.  However, as a result of the modification, no further adjustment to fair value will be required.

11.        SUBSEQUENT EVENTS

Dividends

On August 2, 2010, we paid a dividend of $0.17 per common share to shareholders of record on July 15, 2010, which was declared on June 15, 2010.

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

•	our ability to refinance debt on favorable terms at maturity;
•	risks of a lessening of demand for the multifamily units that we own or manage;
•	competition from other available multifamily units and changes in market rental rates;
•	new acquisitions and/or development projects may fail to perform in accordance with our expectations;
•	increases in property and liability insurance costs;
•	unanticipated increases in real estate taxes and other operating expenses;
•	weather conditions that adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;
•	our inability to control operating expenses or achieve increases in revenue;
•	shareholder ownership limitations that may discourage a takeover otherwise considered favorably by shareholders;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;
•	catastrophic property damage losses that are not covered by our insurance;
•	our ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence, among others;
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and
•	construction and construction business risks.

Overview.

We are engaged primarily in the ownership and operation of multifamily residential units.  We also provide asset and property management services to third party owners of multifamily residential units for which we are paid fees.  Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 95.2% of our consolidated revenue for the six months ended June 30, 2010.

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

NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding amounts classified as discontinued operations) for our properties, deducting direct property management and service company expenses from management and service company revenue for the management and service operations and deducting construction and other services expenses from construction and other services revenue.  We consider NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio, management and service companies and construction services at the property, management and service company and construction services level and is used to assess regional property level performance.  NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define NOI in a different manner.

A reconciliation of NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Property NOI	$18,700	$18,326	$36,421	$36,396
Service company NOI	13	9	89	117
Construction and other services NOI	(257)	(69)	(570)	(185)
Depreciation and amortization	(8,971)	(8,587)	(17,591)	(17,795)
General and administrative expense	(3,692)	(3,165)	(7,397)	(6,304)
Costs associated with acquisitions	(61)	-	(61)	-
Interest income	11	18	20	33
Interest expense	(8,304)	(8,736)	(16,365)	(16,919)
Gain on insurance recoveries	-	544	-	544
Income from discontinued operations:
Operating income	-	267	-	569
Gain on disposition of properties	-	13,135	-	15,413
Income from discontinued operations	-	13,402	-	15,982
Net (loss) income	(2,561)	11,742	(5,454)	11,869
Net income attributable to noncontrolling redeemable interest	(13)	(14)	(26)	(27)
Consolidated net (loss) income attributable to AERC	$(2,574)	$11,728	$(5,480)	$11,842

We calculate Funds from Operations ("FFO") in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").  This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, gains on insurance recoveries, and gains and losses from the disposition of properties and land.  We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Other real estate companies may define FFO in a different manner.

We calculate FFO as adjusted as FFO, as defined above, plus the add back of refunds on previously defeased loans of $(553,000) and $(563,000) for the six months ended June 30, 2010 and June 30, 2009, respectively.  In accordance with GAAP, these refunds on previously defeased loans are included as interest expense in the Consolidated Statement of Operations.  Additionally, the three and six months ended June 30, 2010, include add backs of non-cash charges of approximately $1.0 million and $700,000, respectively, associated with the redemption of our Series B Preferred Shares and Trust Preferred Securities.   We provide this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.

A reconciliation of net (loss) income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net (loss) income attributable to AERC	$(2,574)	$11,728	$(5,480)	$11,842
Depreciation - real estate assets	8,367	8,245	16,589	16,500
Amortization of intangible assets	192	173	192	1,011
Preferred share dividends	(980)	(1,049)	(2,030)	(2,100)
Preferred share redemption costs	(993)	-	(993)	-
Gain on disposition of properties/gain on insurance recoveries	-	(13,679)	-	(15,957)
Funds from Operations	4,012	5,418	8,278	11,296

Preferred share redemption costs	993	-	993	-
Trust preferred redemption costs	727	-	727	-
Refund of defeasance costs for previously defeased loans	-	-	(553)	(563)
Funds from Operations as adjusted	$5,732	$5,418	$9,445	$10,733

Funds from Operations per common share - basic and diluted	$0.15	$0.33	$0.34	$0.69
Funds from Operations as adjusted per common share - basic and diluted	$0.21	$0.33	$0.39	$0.65

Weighted average shares outstanding - basic and diluted	27,433	16,528	24,316	16,481

Updated 2010 Expectations.

•	Portfolio performance – Our full-year 2010 updated guidance reflects Same Community property NOI decreasing in the range of (2.0)% to (1.5)% as compared to 2009.

•

Property acquisitions, sales and development – We have completed the acquisition of a 304-unit multifamily property in Woodbridge, Virginia at a cost of approximately $54.6 million.  Our updated guidance reflects additional property acquisitions of $45.0 million to $95.0 million during the balance of 2010.  At June 30, 2010 we completed the construction of a 60-unit expansion of our River Forest apartment community, which is located in the Richmond, Virginia metropolitan area.  The cost of this expansion project was approximately $6.8 million of which approximately $5.0 million in costs related to this development were recorded during 2009, with the balance of the costs being incurred in 2010.

•

Debt repayment – We have repaid five mortgage loans totaling $57.3 million that matured in 2010 and redeemed unsecured trust preferred debt of $25.8 million.  We have one additional mortgage loan maturing in 2010 in the amount of $21.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity.  Significant sources and uses of cash during the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Net cash provided by operations	$11,264	$15,315
Fixed assets:
Acquisition and development expenditures, net	(56,769)	(1,514)
Net property disposition proceeds	-	32,714
Recurring, revenue enhancing and non-recurring capital expenditures	(6,525)	(4,563)
Debt:
Decrease in mortgage notes	(58,840)	(21,067)
Increase in revolving credit facility borrowings	22,500	(11,500)
Redemption of trust preferred securities	(25,780)	-
Common share issuance proceeds	169,568	-
Preferred share redemption	(48,263)	-
Cash dividends and operating partnership distributions paid	(8,578)	(7,752)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, our secured credit facility or project specific loans.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Six mortgage loans totaling approximately $78.3 million were scheduled to mature in 2010.  We have repaid five of those debt obligations totaling $57.3 million and expect to repay the remaining $21.0 million obligation with proceeds from a project specific secured loan.

In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period ending in December 2011 with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  Our $150.0 million unsecured revolver, which matures March 20, 2011 and had $115.0 million available for borrowing as of June 30, 2010, provides us additional financial flexibility.

Our ability to access the capital markets affords us additional liquidity as demonstrated by our successful sale to the public markets of 5,175,000 of our common shares in January 2010 and 9,200,000 of our common shares in May 2010.  The net proceeds from these two offerings, which totaled approximately $169.2 million, were used to repay a $42.0 million mortgage loan, redeem all outstanding 8.70% Class B Series II Preferred Shares for $48.3 million, redeem $25.8 million of our Trust Preferred Securities, contribute to the purchase of Riverside Station at a cost of $54.6 million and for general corporate purposes.

We anticipate that cash flow provided by operations for the remainder of the year will continue to meet normal business operations and liquidity requirements for the upcoming year.  We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.  We anticipate that we will continue paying our regular quarterly dividends in cash.  Funds to be used for the repayment of debt, property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver and possibly the sale of common shares.

Cash flow provided by operations decreased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in the reduction in accounts payable and accrued expenses of approximately $2.0 million due to the timing of payments.  Additionally, general and administrative expenses increased approximately $1.0 million.  For a description of the reasons concerning this increase see the discussion under “General and administrative expense” under Results of Operations.

During the remainder of 2010, we anticipate incurring approximately $10.0 million in capital expenditures.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures.  These commitments are expected to be funded with cash provided by operating activities and borrowings on our unsecured revolver.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009:

Our Same Community portfolio represents properties that we have owned for all of the comparison periods.  For the six months ended June 30, 2010 and 2009, the Same Community portfolio consisted of 48 owned properties containing 12,108 units.  Acquired properties represent the one property that we acquired in May 2010.

The net loss from continuing operations increased $901,000 and $1.3 million during the three and six month comparison periods, respectively.  The increase in the three month comparison period was primarily due to the net of the following:  an increase in general and administrative expenses, an increase in depreciation and amortization expense, a decrease in interest expense, an increase in property NOI and a gain on insurance recoveries recognized in 2009, with no similar gain in 2010.   The increase in the six month comparison period was primarily due to an increase in general and administrative expense and a gain on insurance recoveries in 2009, with no like gain in 2010.

The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the six months
	ended June 30, 2010		ended June 30, 2010
(In thousands)	to June 30, 2009		to June 30, 2009

Property revenue	$824	2.6%	$645	1.0%
Property operating and maintenance expense	450	3.3%	620	2.2%
Depreciation and amortization	384	4.5%	(204)	(1.1)%
General and administrative	527	16.7%	1,093	17.3%
Construction and other services
Revenue	1,375	543.5%	2,381	680.3%
Expenses	1,563	485.4%	2,766	517.0%
Income from discontinued operations	(13,402)	(100.0)%	(15,982)	(100.0)%

Property NOI increased for both the three month and six month comparison periods primarily due to an increase in property revenue of $824,000 and $645,000, respectively, offset by an increase in property expenses of $450,000 and $620,000, respectively.

The following table presents property NOI results by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	NOI	NOI	(Decrease)	NOI	NOI	(Decrease)
Same Community Properties:
Midwest	$10,538	$10,426	$112	$20,629	$20,717	$(88)
Mid-Atlantic	3,386	3,612	(226)	6,755	7,039	(284)
Southeast	4,371	4,288	83	8,633	8,640	(7)
Total Same Community	18,295	18,326	(31)	36,017	36,396	(379)
Acquired Properties	405	-	405	404	-	404
Total Property NOI	$18,700	$18,326	$374	$36,421	$36,396	$25

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	Six Months Ended
	June 30,
	2010	2009
Same Community Properties:
Midwest	97.3%	97.1%
Mid-Atlantic	96.1%	96.3%
Southeast	95.1%	90.4%
Total Same Community	96.6%	95.4%
Acquired Properties	90.8%	N/A

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Same Community Properties:
Midwest	$785	$788	$778	$783
Mid-Atlantic	$1,165	$1,167	$1,160	$1,159
Southeast	$900	$874	$889	$874
Total Same Community	$859	$855	$852	$851
Acquired Properties	N/A	N/A	N/A	N/A

The following table presents property revenue results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$18,810	$18,785	$25	$37,156	$37,321	$(165)
Mid-Atlantic	5,249	5,304	(55)	10,462	10,552	(90)
Southeast	8,277	8,049	228	16,363	16,089	274
Total Same Community	32,336	32,138	198	63,981	63,962	19
Acquired Properties	626	-	626	626	-	626
Total Property Revenue	$32,962	$32,138	$824	$64,607	$63,962	$645

For the three month comparison period, the increase in property revenue was primarily due to an increase in the revenue in the Southeast region and the acquisition property.  For the six month comparison period, the increase was primarily due to the acquisition property.

Property operating and maintenance expenses.  Property operating and maintenance expenses increased in both the three month and six month comparison periods.  For both comparison periods, the increase was primarily due to increased utility costs and the acquisition property.

Depreciation and amortization.  Depreciation and amortization expense increased for the three month comparison period primarily due to the commencement of depreciation for the May 2010 acquisition and the amortization of intangible assets recorded in connection with this acquisition.  For the six month comparison period, depreciation and amortization expense decreased primarily due to the completion of the 12 month to 16 month amortization periods of intangible assets recorded in connection with properties acquired in 2008.

General and administrative expense.  General and administrative expenses for the three month comparison period increased primarily due to expenses related to our due diligence investigations of possible acquisitions that were never consummated and adjustments to various payroll related accruals.  For the six month comparison period, the increase was primarily due to an increase in expenses related to proposed acquisitions that were not consummated, adjustments to various payroll related accruals and an increase that was the result of valuation adjustments in 2009 that reduced directors' deferred compensation expense. Prior to January 1, 2010, the fair value of the directors' deferred compensation was adjusted based upon the closing price of our common shares at the end of each period.  Effective January 1, 2010, this plan was modified to provide that all distributions under the plan will be in the form of our common shares instead of cash.  As a result, the fair value of the deferred compensation is no longer adjusted based upon the closing price of our common shares.

Construction and other services.  Effective October 2009, Merit Enterprises, Inc. (“Merit”), our wholly owned subsidiary, changed its concentration from a subcontractor and painting company to a general contractor that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  Merit’s 2010 revenues and expenses recorded exceed Merit’s painting and subcontracting revenues and expenses recorded during both periods in 2009.

Income from Discontinued Operations.  Discontinued operations include the operating results of two properties sold in 2009 and the gain related to those sales .  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at June 30, 2010 and 2009, an interest rate change of 100 basis points would impact interest expense approximately $696,000 and $450,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2009, for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2010

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
April 1 through
April 30	-	$-	-	$26,288
May 1 through
May 31	53	13.33	-	26,288
June 1 through
June 30	-	-	-	26,288
Total	53	$13.33	-

There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares.  Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.

ITEM 6.     EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Second Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-Q filed herewith.

3.2	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2 to Form 10-Q filed November 3, 2009.

4.2a	Specimen Depositary Share representing 1/10 of one share of 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2a to Form 10-Q filed November 3, 2009.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

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

Exhibit 4.17 to Form 10-Q filed May 4, 2010.

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

ASSOCIATED ESTATES REALTY CORPORATION

August 3, 2010	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

