Form 10-Q
period 2010-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2010-11-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding as of October 26, 2010 was 41,368,595 shares.

1

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30,	December 31,
ASSETS	2010	2009
Real estate assets
Land	$149,048	$107,815
Buildings and improvements	917,924	798,321
Furniture and fixtures	32,342	29,710
Construction in progress	476	4,797
Gross real estate	1,099,790	940,643
Less: accumulated depreciation	(326,788)	(302,108)
Real estate, net	773,002	638,535
Cash and cash equivalents	3,294	3,600
Restricted cash	8,648	7,093
Accounts and notes receivable, net
Rents	1,179	1,115
Affiliates	39	135
Other	6,883	1,910
Goodwill	1,725	1,725
Other assets, net	13,519	8,392
Total assets	$808,289	$662,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$463,963	$487,556
Unsecured revolving credit facility	96,200	12,500
Unsecured debt	-	25,780
Total debt	560,163	525,836
Accounts payable, accrued expenses and other liabilities	28,475	27,307
Dividends payable	5,611	2,849
Resident security deposits	3,078	2,956
Accrued interest	2,298	2,288
Total liabilities	599,625	561,236
Noncontrolling redeemable interest	1,734	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized;
8.70% Class B Series II cumulative redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 outstanding
at December 31, 2009	-	48,263
Common shares, without par value, $.10 stated value; 91,000,000 authorized, 37,370,763 issued and 32,169,761 outstanding at
September 30, 2010 and 41,000,000 authorized, 22,995,763 issued
and 16,675,826 outstanding at December 31, 2009	3,737	2,300
Paid-in capital	455,745	283,090
Accumulated distributions in excess of accumulated net income	(194,980)	(168,822)
Accumulated other comprehensive loss	(130)	(1,420)
Less: Treasury shares, at cost, 5,201,002 and 6,319,937 shares
at September 30, 2010 and December 31, 2009, respectively	(58,482)	(63,971)
Total shareholders' equity attributable to AERC	205,890	99,440
Noncontrolling interest	1,040	-
Total equity	206,930	99,440
Total liabilities and equity	$808,289	$662,505

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenue
Property revenue	$34,356	$32,255	$98,963	$96,217
Management and service company revenue:
Fees, reimbursements and other	217	232	715	1,057
Construction and other services	5,717	379	8,448	730
Total revenue	40,290	32,866	108,126	98,004
Expenses
Property operating and maintenance	14,934	13,999	43,120	41,566
Depreciation and amortization	10,126	8,502	27,716	26,297
Direct property management and service company expense	192	210	602	918
Construction and other services	5,384	465	8,685	999
General and administrative	3,560	3,831	10,957	10,136
Costs associated with acquisitions	368	-	429	-
Total expenses	34,564	27,007	91,509	79,916
Operating income	5,726	5,859	16,617	18,088
Interest income	6	6	27	41
Interest expense	(7,516)	(8,665)	(23,882)	(25,586)
(Loss) income before gain on insurance recoveries
and (loss) income from discontinued operations	(1,784)	(2,800)	(7,238)	(7,457)
Gain on insurance recoveries	-	-	-	544
(Loss) income from continuing operations	(1,784)	(2,800)	(7,238)	(6,913)
Income from discontinued operations:
Operating income	-	-	-	568
(Loss) gain on disposition of properties	-	(2)	-	15,411
(Loss) income from discontinued operations	-	(2)	-	15,979
Net (loss) income	(1,784)	(2,802)	(7,238)	9,066
Net income attributable to noncontrolling redeemable interest	(13)	(14)	(39)	(40)
Net (loss) income attributable to AERC	(1,797)	(2,816)	(7,277)	9,026
Preferred share dividends	-	(1,049)	(2,030)	(3,149)
Preferred share redemption costs	-	-	(993)	-
Allocation to participating securities	-	-	-	(457)
Net (loss) income applicable to common shares	$(1,797)	$(3,865)	$(10,300)	$5,420

Earnings per common share - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.06)	$(0.23)	$(0.38)	$(0.61)
Income from discontinued operations	-	-	-	0.94
Net (loss) income applicable to common shares	$(0.06)	$(0.23)	$(0.38)	$0.33

Weighted average number of common shares
outstanding - basic and diluted	31,906	16,539	26,846	16,500

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Cash flow from operations:
Net (loss) income	$(7,238)	$9,066
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	27,716	26,771
Loss on fixed asset replacements write-off	39	16
Gain on disposition of properties	-	(15,411)
Gain on insurance recoveries	-	(544)
Amortization of deferred financing costs and other	1,003	925
Write-off of unamortized debt procurement costs	727	-
Share-based compensation	2,153	1,479
Net change in assets and liabilities:
Accounts and notes receivable	(5,389)	1,108
Accounts payable and accrued expenses	4,666	2,038
Other operating assets and liabilities	(1,725)	(1,915)
Restricted cash	(1,351)	(656)
Total adjustments	27,839	13,811
Net cash flow provided by operations	20,601	22,877
Cash flow from investing activities:
Recurring fixed asset additions	(6,672)	(6,240)
Revenue enhancing/non-recurring fixed asset additions	(5,716)	(3,065)
Acquisition/development fixed asset additions	(154,533)	(1,939)
Net proceeds from disposition of operating properties	-	32,714
Other investing activity	(594)	-
Net cash flow (used for) provided by investing activities	(167,515)	21,470
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,325)	(2,186)
Principal repayments of mortgage notes payable	(57,268)	(72,096)
Payment of debt procurement costs	(457)	(686)
Proceeds from mortgage notes obtained	36,000	52,450
Revolving credit facility borrowings	189,650	131,900
Revolving credit facility repayments	(105,950)	(141,400)
Principal repayments of unsecured trust preferred securities	(25,780)	-
Common share dividends paid	(11,921)	(8,452)
Preferred share dividends paid	(2,029)	(3,149)
Operating partnership distributions paid	(39)	(40)
Purchase of operating partnership units	(59)	-
Exercise of stock options	5,405	-
Issuance of common shares	169,199	-
Purchase of treasury shares	(595)	(178)
Redemption of preferred shares	(48,263)	-
Noncontrolling interest investment in partnership	1,040	-
Net cash flow provided by (used for) financing activities	146,608	(43,837)
(Decrease) increase in cash and cash equivalents	(306)	510
Cash and cash equivalents, beginning of period	3,600	3,551
Cash and cash equivalents, end of period	$3,294	$4,061

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$5,611	$2,995
Net change in accounts payable related to fixed asset additions	505	739
Reclassification of deferred directors' compensation	2,233	-

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

Business

We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition, and property management activities.  Our primary source of income is rental revenue.  Additional income is derived primarily from construction services.

As of September 30, 2010, our operating property portfolio consisted of: (i) 50 apartment communities containing 12,976 units in seven states that are wholly owned, either directly or indirectly through subsidiaries; (ii) one apartment community that we manage for a third party owner consisting of 258 units; and (iii) and a commercial property containing approximately 145,000 square feet that we asset manage for a government sponsored pension fund.  Effective November 1, 2010, we no longer manage the 258-unit apartment community or the commercial property.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2009.  We have evaluated all subsequent events through November 2, 2010, which is the date the financial statements were issued.

Segment Reporting

All of our owned properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 91.5% of our consolidated revenue for the nine months ended September 30, 2010; we have only one reportable segment, which is multifamily properties.

Share-Based Compensation

During the three and nine months ended September 30, 2010, we recognized total share-based compensation cost of $654,000 and $2.2 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.  During the three and nine months ended September 30, 2009, we recognized total share based compensation cost of $432,000 and $1.5 million, respectively, in "General and administrative expense."

Stock Options.  During the nine months ended September 30, 2010, there were no stock options awarded and 613,724 options exercised.  During the nine months ended September 30, 2009, there were 58,000 stock options awarded and no stock options were exercised.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  The weighted average Black-Scholes assumptions and fair value for options awarded during the nine months ended September 30, 2010, were as follows:

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

Restricted Shares.  The following table represents restricted share activity for the nine months ended September 30, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	184,339	$7.15
Granted	557,975	$7.23
Vested	146,555	$8.02
Forfeited	3,866	$8.57
Nonvested at end of period	591,893	$6.84

At September 30, 2010, there was $2.8 million of unrecognized compensation cost related to non-vested restricted share awards that we expect to recognize over a weighted average period of 2.1 years.

Effective January 1, 2010, our Directors' Deferred Compensation Plan will be paid with common shares instead of cash (see Note 11 for additional information regarding the Directors' Deferred Compensation Plan).

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item relating to the hedged risk are recognized in earnings.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized in earnings.

We do not use derivatives for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from these hedges.

We have utilized interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an upfront premium.

Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of two existing variable rate loans.  In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings during the three months ended March 31, 2010.  This derivative matured in June 2010, and the change in fair value was recorded in earnings.  No hedge ineffectiveness on the remaining cash flow hedge was recognized during the nine months ended September 30, 2010.  Amounts reported in "Accumulated other comprehensive loss" related to the cash flow hedge will be reclassified to "Interest expense" as interest payments are made on the related variable-rate loan.  During the next twelve months, we estimate that approximately $130,000 will be reclassified from "Accumulated other comprehensive loss" as an increase to "Interest expense."  The following table presents the notional amounts of the swaps as of September 30, 2010:

(Dollar amount in thousands)	Number of	Notional
Interest Rate Derivative	Instruments	Amounts

Interest rate swaps	1	$21,000

The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 9 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of September 30, 2010		As of December 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as
hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$130	expenses and other liabilities	$1,420

The following tables present the effect of our derivative financial instruments on the Consolidated Statements of Operations (see Note 6 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
(In thousands)	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing)
	Three	Nine	or (Loss)	Three	Nine	Derivative (Ineffective	Three	Nine
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	September 30,	September 30,	into Income	September 30,	September 30,	from Effectiveness	September 30,	September 30,
Relationships	2010	2010	(Effective Portion)	2010	2010	Testing)	2010	2010

Interest rate swaps	$(20)	$(59)	Interest expense	$(187)	$(571)	Interest expense	$ -	$(777)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
(In thousands)	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing)
	Three	Nine	or (Loss)	Three	Nine	Derivative (Ineffective	Three	Nine
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	September 30,	September 30,	into Income	September 30,	September 30,	from Effectiveness	September 30,	September 30,
Relationships	2009	2009	(Effective Portion)	2009	2009	Testing)	2009	2009

Interest rate swaps	$(440)	$(655)	Interest expense	$625	$1,589	Interest expense	$-	$-

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

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $193,000. As of September 30, 2010, we have not posted any collateral related to these agreements. If we had breached any of these provisions at September 30, 2010, we would have been required to settle our obligations under the agreements at their termination value of $193,000.

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

2.         ACQUISITION, DEVELOPMENT AND DISPOSITION ACTIVITY

Acquisition Activity

            On September 15, 2010, we acquired The Ashborough, a 504-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million.  We used cash on hand and borrowings on the Company's unsecured line of credit to fund the acquisition.  We determined that the fair value of the property was the same as the purchase price.

On May 18, 2010, we acquired Riverside Station, a 304-unit apartment community located in Woodbridge, Virginia for a purchase price of approximately $54 million.  We paid cash for this acquisition, a portion of which was funded with proceeds from our May 12, 2010 equity offering.  We determined that the fair value of the property was the same as the purchase price.  See Note 12 for additional information related to acquisitions.

For the acquisitions mentioned above during the three months and nine months ended September 30, 2010, we recorded property revenue of $1.7 million and $2.3 million respectively and reported net (loss) income of $(51,000) and $13,000, respectively. In connection with these acquisitions for the three and nine months ended September 30, 2010, we incurred $368,000 and $429,000 of costs, which are included in "Costs associated with acquisitions” in the Consolidated Statements of Operations.

The following pro forma financial information is presented as if the 2010 acquisition had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what the Company’s actual results of operations would have been had the acquisition occurred at such times:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited; in thousands, except per share data)	2010	2009	2010	2009

Pro forma revenue	$41,840	$35,995	$115,482	$107,491
Pro forma net (loss) income applicable to common shares	(1,909)	(4,144)	(12,098)	3,109

Earnings per common share - basic and diluted:
Proforma net (loss) income applicable to common shares	$(0.06)	$(0.25)	$(0.45)	$0.19

The purchase price allocations for the operating properties acquired during 2010 were as follows:

(in thousands)	2010
Land	$33,815
Buildings and improvements	104,594
Furniture and fixtures	1,491
Existing leases and tenant relationships (Other Assets) (1)	4,950

$144,850

(1)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.

Development Activity

During the quarter ended June 30, 2010, we completed a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Total cost of development was approximately $6.8 million, which included $311,000 of capitalized interest.  Also see discussion under “Investment in Partnership” in Note 5 for additional development activity.

Construction Activity

Our subsidiary, Merit Enterprises, Inc., (“Merit”) is engaged as a general contractor and construction manager that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  Merit concentrates its efforts on rehabilitation and ground-up construction projects.  We account for construction contracts using the percentage-of-completion method.  We compute the percentage of completion for each project as the ratio of costs incurred (excluding costs that do not represent progress as of the end of the reporting period, such as certain material purchases) to total estimated costs based on the most recent information.  This percentage is applied to the revenue expected to be received by each project.  Any changes in estimates are recognized in the period in which they are known on a prospective basis.  We recognized $5.7 million and $8.4 million in revenue and $5.0 million and $7.5 million in expense under this method during the three and nine months ended September 30, 2010, respectively.  The remaining costs included in construction and other services expenses include overhead costs, such as payroll and other fixed costs related to Merit. The total costs incurred in excess of amounts recognized as expense are included in "Other assets, net," and totaled $327,000 and $72,000 at September 30, 2010 and December 31, 2009, respectively.  Accounts receivable related to construction activity are included in “Other accounts and notes receivable, net” and were $5.6 million at September 30, 2010 and immaterial at December 31, 2009.  Funds received on uncompleted contracts in excess of revenue recognized, if any, are included in "Accounts payable, accrued expenses and other liabilities," and were immaterial at September 30, 2010 and December 31, 2009.

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

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, includes the operating results for the properties sold in 2009, as well as the gains recognized on properties sold during each reporting period.  The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
REVENUE
Property revenue	$-	$-	$-	$2,021

EXPENSES
Property operating and maintenance	-	-	-	948
Depreciation and amortization	-	-	-	474
Total expenses	-	-	-	1,422
Operating income	-	-	-	599
Interest expense	-	-	-	(31)
(Loss) gain on disposition of properties	-	(2)	-	15,411
Income from discontinued operations	$-	$(2)	$-	$15,979

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	September 30, 2010		December 31, 2009
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$98,717	7.7%	$115,464	7.7%
Mortgages payable - other (1)	330,800	5.7%	337,241	5.8%
Unsecured borrowings	-	-	25,780	7.9%
Total fixed rate debt	429,517	6.2%	478,485	6.4%

VARIABLE RATE DEBT
Mortgages payable	34,446	4.7%	34,851	4.7%
Unsecured revolving credit facility	96,200	1.8%	12,500	2.6%
Total variable rate debt	130,646	2.6%	47,351	4.1%
Total debt	$560,163	5.4%	$525,836	6.2%

(1)	Includes $21.0 million of variable rate debt swapped to fixed as of September 30, 2010 and $63.0 million of variable rate debt swapped to fixed as of December 31, 2009.

Mortgage Notes Payable

The following table provides information on mortgage loans repaid and obtained during 2010:

(Dollar amounts in thousands)	Loans Repaid		Loans Obtained
Property	Amount	Interest Rate	Amount	Rate	Maturity

Idlewylde	$42,000	5.9%	$-	N/A	N/A
Sterling Park	2,910	7.9%	-	N/A	N/A
Kensington Grove	3,172	7.9%	-	N/A	N/A
Spring Brook	4,351	7.9%	-	N/A	N/A
Western Reserve	4,835	7.9%	-	N/A	N/A
Riverside Station	-	N/A	36,000	5.1%	September 2020
Total / weighted average rate	$57,268	6.4%	$36,000	5.1%

During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  We received defeasance refunds of $553,000 and $563,000 for the nine months ended September 30, 2010 and 2009, respectively, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

Cash paid for interest, excluding $192,000 and $66,000 of capitalized interest, was $22.6 million and $24.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Included in cash paid for interest are the defeasance refunds received of $553,000 and $563,000 for the nine months ended September 30, 2010 and 2009, respectively, as discussed above.  Additionally excluded in the cash paid for interest is a one-time non cash charge to interest expense of $727,000 related to the redemption of the 7.92% Trust Preferred Securities for the nine months ended September 30, 2010, as discussed below.

Unsecured Debt

On June 30, 2010, we redeemed all of our 7.92% Trust Preferred Securities at a cost of $26.3 million, which included accrued and unpaid interest up to but excluding the redemption date.  In connection with the issuance of those 7.92% Trust Preferred Securities in March 2005, we incurred issuance costs that were recorded as other assets and subsequently charged to interest expense each period over the life of the securities.  In accordance with GAAP, we recognized the remaining balance of $727,000 of issuance costs as a one-time non cash charge to interest expense for the  nine months ended September 30, 2010.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In June 1998, we recorded goodwill in connection with the MIG Realty Advisors, Inc. merger.  We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2010, determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such there were no changes to the carrying value of goodwill as of September 30, 2010.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives and assign a probability of the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

In connection with our property acquisition completed on September 15, 2010, as discussed in Note 2, we recorded total intangible assets in the amount of $3.2 million related to existing leases and tenant relationships, which are being amortized over 12 months.

5.         INVESTMENT IN PARTNERSHIP

On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee.  We contributed $9.4 million to the partnership and hold a 90% equity interest.  In accordance with GAAP, we have determined that this entity is not a variable interest entity and that we hold a controlling financial interest in the entity.  As such, this entity is included in our consolidated financial statements.  We have also determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity.

6.         SHAREHOLDERS' EQUITY

The following table provides a reconciliation of activity in Shareholders' equity accounts:

	Nine Months Ended September 30, 2010
			Accumulated
	Common		Distributions	Accumulated
	Shares		In Excess of	Other	Treasury
	(at $.10	Paid-In	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	stated value)	Capital	Net Income	Income	(at Cost)	Interest

Balance, December 31, 2009	$2,300	$283,090	$(168,822)	$(1,420)	$(63,971)	$-
Total comprehensive (loss) income	-	-	(7,277)	1,290	-	-
Noncontrolling interest	-	-	-	-	-	1,040
Share-based compensation	-	1,400	7	-	1,097	-
Reclassification of deferred directors' compensation	-	2,233	-	-	-	-
Purchase of common shares	-	-	-	-	(595)	-
Issuance of common shares	1,437	167,611	-	-	-	-
Option exercises from treasury shares	-	418	-	-	4,987	-
Redemption of class B cumulative redeemable preferred shares	-	993	(993)	-	-	-
Common share dividends declared	-	-	(15,865)	-	-	-
Preferred share dividends declared	-	-	(2,030)	-	-	-
Balance, September 30, 2010	$3,737	$455,745	$(194,980)	$(130)	$(58,482)	$1,040

On September 24, 2010, we entered into a partnership in which we have a controlling financial interest.  We have determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity.  See Note 5 for additional information related to this partnership.

The following table identifies total comprehensive (loss) income:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Comprehensive (loss) income:
Net (loss) income attributable to AERC	$(7,277)	$9,026
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	1,290	934
Total comprehensive (loss) income	$(5,987)	$9,960

7.         COMMON AND PREFERRED SHARES

Common Shares

On January 15, 2010, we sold 5,175,000 of our common shares in a public offering at a price of $11.10 per share, which resulted in total net proceeds of approximately $54.9 million.

On May 12, 2010, we sold 9,200,000 common shares in a public offering at a price of $13.00 per share, which resulted in total net proceeds of approximately $114.3 million.

See Note 12 for additional information related to common shares.

Preferred Shares

On June 7, 2010, we redeemed all of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date.  In connection with the issuance of those 8.70% Class B preferred shares in December 2004, we incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders’ equity.  In accordance with GAAP, we recognized the $1.0 million of issuance costs as a reduction in net earnings to arrive at net (loss) income applicable to common shares for the  nine months ended September 30, 2010.

8.         EARNINGS PER SHARE

There were approximately 750,000 and 1.4 million options to purchase common shares outstanding at September 30, 2010 and 2009, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive to the net loss applicable to common shares from continuing operations.

The exchange of operating partnership non-controlling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Numerator - basic and diluted:
(Loss) income from continuing operations	$(1,784)	$(2,800)	$(7,238)	$(6,913)
Net income attributable to noncontrolling redeemable interest	(13)	(14)	(39)	(40)
Preferred share dividends	-	(1,049)	(2,030)	(3,149)
Preferred share redemption costs	-	-	(993)	-
(Loss) income from continuing operations applicable to common shares	$(1,797)	$(3,863)	$(10,300)	$(10,102)

(Loss) income from discontinued operations	$-	$(2)	$-	$15,979
Allocation to participating securities	-	-	-	(457)
(Loss) income from discontinued operations applicable to common shares	$-	$(2)	$-	$15,522

Denominator - basic and diluted:	31,906	16,539	26,846	16,500

Net (loss) income applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.06)	$(0.23)	$(0.38)	$(0.61)
Income from discontinued operations	-	-	-	0.94
Net (loss) income applicable to common shares - basic and diluted	$(0.06)	$(0.23)	$(0.38)	$0.33

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

The following table presents the financial liabilities that we measured at fair value on a recurring basis as of September 30, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total

Interest rate swaps	$-	$130	$-	$130

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and that of the respective counterparty in the fair value measurements.  The credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by either the respective counterparty or us.  However, we determined that as of September 30, 2010, the impact of the credit valuation adjustments were not significant to the overall valuation of the swaps.  See "Derivative Instruments and Hedging Activities" in Note 1 for additional information regarding the swaps.

Rents, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $560.2 million and $525.8 million at September 30, 2010, and December 31, 2009, respectively, have an estimated aggregate fair value of $595.9 million and $520.1 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

11.        DIRECTOR COMPENSATION

Directors' Deferred Compensation Plan

Effective January 1, 2010, the Directors' Deferred Compensation Plan was modified such that all future distributions from the plan will be in the form of our common shares instead of cash, except for the scheduled distributions which were to commence on or before December 31, 2010, which will be made in cash.  As a result, deferred compensation totaling $2.2 million that will be paid in shares was reclassified from "Accounts payable, accrued expenses and other liabilities" to "Paid-in Capital" in the Consolidated Balance Sheets during the nine months ended September 30, 2010.  Prior to the modification the fair value of the directors' deferred compensation accounts was adjusted at the end of each reporting period based on the closing price of our common shares.  However, as a result of the modification, no further adjustment to fair value will be required.

12.        SUBSEQUENT EVENTS

Common Shares

On October 1, 2010, we sold 9,200,000 common shares in a public offering at a price of $13.60 per share, which resulted in total net proceeds of approximately $119.6 million.

Acquisition Activity

On October 12, 2010, we acquired San Raphael Apartments, a 222-unit apartment community located in Dallas, Texas for a purchase price of approximately $21 million.  We paid cash for this acquisition, which was funded with proceeds from our October 1, 2010 equity offering.

Unsecured Revolving Credit Facility

On October 18, 2010, the Company closed on a $250.0 million senior unsecured revolving credit facility.  This credit facility replaces the Company's current $150.0 million line of credit.  This new facility has a three-year term with a one-year extension at the Company's option.

Dividends

On November 1, 2010, we paid a dividend of $0.17 per common share to shareholders of record on October 15, 2010, which was declared on September 13, 2010.

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

Overview.

We are engaged primarily in the ownership and operation of multifamily residential units. Our primary source of cash and revenue from operations is rents from the leasing of owned apartment units, which represented 91.5% of our consolidated revenue for the nine months ended September 30, 2010.

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

A reconciliation of NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Property NOI	$19,422	$18,256	$55,843	$54,651
Service company NOI	25	22	113	139
Construction and other services NOI	333	(86)	(237)	(269)
Depreciation and amortization	(10,126)	(8,502)	(27,716)	(26,297)
General and administrative expense	(3,560)	(3,831)	(10,957)	(10,136)
Costs associated with acquisitions	(368)	-	(429)	-
Interest income	6	6	27	41
Interest expense	(7,516)	(8,665)	(23,882)	(25,586)
Gain on insurance recoveries	-	-	-	544
(Loss) income from discontinued operations:
Operating income	-	-	-	568
(Loss) gain on disposition of properties	-	(2)	-	15,411
(Loss) income from discontinued operations	-	(2)	-	15,979
Net (loss) income	(1,784)	(2,802)	(7,238)	9,066
Net income attributable to noncontrolling redeemable interest	(13)	(14)	(39)	(40)
Consolidated net (loss) income attributable to AERC	$(1,797)	$(2,816)	$(7,277)	$9,026

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

We calculate FFO as adjusted as FFO, as defined above, plus the add back of refunds on previously defeased loans of $(553,000) and $(563,000) for the nine months ended September 30, 2010 and September 30, 2009, respectively.  In accordance with GAAP, these refunds on previously defeased loans are included as interest expense in the Consolidated Statement of Operations.  Additionally, the nine months ended September 30, 2010, includes add backs of non-cash charges of approximately $1.0 million and $727,000, respectively, associated with the redemption of our Series B Preferred Shares and Trust Preferred Securities.   We provide this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.

A reconciliation of net (loss) income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net (loss) income attributable to AERC	$(1,797)	$(2,816)	$(7,277)	$9,026
Depreciation - real estate assets	9,032	8,071	25,622	24,571
Amortization of intangible assets	566	57	757	1,068
Preferred share dividends	-	(1,049)	(2,030)	(3,149)
Preferred share redemption costs	-	-	(993)	-
Loss (gain) on disposition of properties/gain on insurance recoveries	-	2	-	(15,955)
Funds from Operations	7,801	4,265	16,079	15,561

Preferred share redemption costs	-	-	993	-
Trust preferred redemption costs	-	-	727	-
Refund of defeasance costs for previously defeased loans	-	-	(553)	(563)
Funds from Operations as adjusted	$7,801	$4,265	$17,246	$14,998

Funds from Operations per common share - basic and diluted	$0.24	$0.26	$0.60	$0.94
Funds from Operations as adjusted per common share - basic and diluted	$0.24	$0.26	$0.64	$0.91

Weighted average shares outstanding - basic and diluted	31,906	16,539	26,846	16,500

Updated 2010 Expectations.

•	Portfolio performance – Our full-year 2010 updated guidance reflects Same Community property NOI decreasing in the range of (0.75)% to (0.25)% as compared to 2009.

•

Property acquisitions, sales and development – We have completed the acquisition of three operating properties totaling 1,030 units for a total cost of approximately $165 million.  We expect total acquisitions during 2010 to total between $250 million and $300 million.  In addition, we anticipate investing approximately $7.5 million in our Nashville, Tennessee, Germantown partnership.  Moreover, during the first half of 2010, we completed the development of a 60-unit expansion of our River Forest apartment community, which is located in the Richmond, Virginia metropolitan area.  The cost of this expansion project was approximately $6.8 million, of which approximately $5.0 million in costs related to this development were recorded during 2009, with the balance of the costs being incurred in 2010.  We have not and do not expect to dispose of any assets in 2010.

•

Debt repayment – We have repaid five mortgage loans totaling $57.3 million that matured in 2010 and redeemed unsecured trust preferred debt of $25.8 million.  We have one additional mortgage loan maturing in 2010 in the amount of $21.0 million that we expect to repay with the proceeds from a new mortgage loan.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity.  Significant sources and uses of cash during the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Net cash provided by operations	$20,601	$22,877
Fixed assets:
Acquisition and development expenditures, net	(154,533)	(1,939)
Net property disposition proceeds	-	32,714
Recurring, revenue enhancing and non-recurring capital expenditures	(12,388)	(9,305)
Debt:
Decrease in mortgage notes	(23,593)	(21,832)
Increase (decrease) in revolving credit facility borrowings	83,700	(9,500)
Redemption of trust preferred securities	(25,780)	-
Common share issuance proceeds	169,199	-
Preferred share redemption	(48,263)	-
Cash dividends and operating partnership distributions paid	(13,989)	(11,641)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, our secured credit facility, project specific loans and the sale of debt or equity securities.  We believe that we are well positioned to weather the recent turmoil in the financial markets.  Six mortgage loans totaling approximately $78.3 million were scheduled to mature in 2010.  We have repaid five of those debt obligations totaling $57.3 million and expect to repay the remaining $21.0 million obligation with proceeds from a project specific secured loan.

In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period ending in December 2011 with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  In August 2010, we used this facility to borrow $36.0 million at a fixed rate of 5.1% for a term of 10 years leaving $64.0 million of availability under this facility.  Our unsecured revolver provides us additional financial flexibility.  On October 1, 2010, we used proceeds from our common share issuance to repay the $96.2 million outstanding balance on our unsecured revolver.  On October 18, 2010, we entered into an Amended and Restated Credit Agreement that among other things increases the maximum amount of loans available under the revolver to $250.0 million, extends the maturity date to October 18, 2013 and provides for a one year extension option.

Our ability to access the capital markets affords us additional liquidity as demonstrated by our year-to-date sales of 23,575,000 of our common shares in three separate underwritten offerings to the public markets.  The net proceeds from these offerings, which totaled $288.8 million, were used to repay maturing debt, redeem all our outstanding 8.70% Class B Series II Preferred Shares, redeem all of our Trust Preferred Securities, partially pay for three operating properties, acquire a parcel of land that we are developing in a partnership, to repay borrowings on our unsecured revolver, and for general corporate purposes.

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

Cash flow provided by operations decreased during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to an increase in accounts receivable during the nine months ended September 30, 2010.  Additionally, general and administrative expenses increased approximately $821,000.  See the discussion under “General and administrative expense” under Results of Operations regarding increases in general and administrative costs.

During the remainder of 2010, we anticipate incurring an additional $4.0 million in capital expenditures.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures.  These capital expenditures are expected to be funded with cash provided by operating activities and borrowings on our unsecured revolver.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009:

Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods.  For the nine months ended September 30, 2010 and 2009, the Same Community portfolio consisted of 48 owned properties containing 12,108 units.  Acquired properties represent the operating properties that we acquired in May and September 2010, while the development property represents 60 newly-constructed units on the land adjacent to River Forest Apartments which are in the lease-up process.

The net loss from continuing operations decreased $1.0 million for the three month comparison period and increased $325,000 during the nine month comparison period.  The decrease in the three month comparison period was primarily due to the net of the following:  an increase in property revenue, an increase in property operating and maintenance expense, an increase in depreciation and amortization expense and a decrease in interest expense and general and administrative expense.  The increase in the nine month comparison period was primarily due to an increase in property revenue, an increase in property operating and maintenance expense, an increase in depreciation and amortization expense, a decrease in interest expense and an increase in general and administrative expense.  See the following discussion for a detailed description of the changes in these line items.

The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the nine months
	ended September 30, 2010		ended September 30, 2010
(In thousands)	to September 30, 2009		to September 30, 2009

Property revenue	$2,101	6.5%	$2,746	2.9%
Property operating and maintenance expense	935	6.7%	1,554	3.7%
Depreciation and amortization	1,624	19.1%	1,419	5.4%
Interest expense	(1,149)	(13.3)%	(1,704)	(6.7)%
General and administrative	(271)	(7.1)%	821	8.1%
Construction and other services
Revenue	5,338	1408.4%	7,718	1057.3%
Expenses	4,919	1057.8%	7,686	769.4%
Income from discontinued operations	2	(100.0)%	(15,979)	(100.0)%

Property NOI increased for both the three month and nine month comparison periods primarily due to the contributions by the acquired properties.  Property NOI for the Same Community properties during the three month comparison period increased slightly primarily due to increased revenues at the Southeast properties.  During the nine month comparison period, Same Community Property NOI decreased primarily due to a decrease in revenue and an increase in expenses at the Mid-Atlantic properties.

The following table presents property NOI results by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	NOI	NOI	(Decrease)	NOI	NOI	(Decrease)
Same Community Properties:
Midwest	$10,452	$10,506	$(54)	$31,080	$31,221	$(141)
Mid-Atlantic	3,485	3,462	23	10,240	10,503	(263)
Southeast	4,361	4,288	73	12,994	12,927	67
Total Same Community	18,298	18,256	42	54,314	54,651	(337)
Acquired Properties	1,096	-	1,096	1,507	-	1,507
Development	28	-	28	22	-	22
Total Property NOI	$19,422	$18,256	$1,166	$55,843	$54,651	$1,192

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	at
	September 30,
	2010	2009
Same Community Properties:
Midwest	96.8%	96.0%
Mid-Atlantic	95.9%	94.0%
Southeast	93.8%	91.3%
Total Same Community	96.0%	94.6%
Acquired Properties	97.4%	N/A
Development	78.3%	N/A

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Same Community Properties:
Midwest	$794	$790	$783	$785
Mid-Atlantic	$1,167	$1,165	$1,162	$1,161
Southeast	$901	$880	$893	$876
Total Same Community	$866	$858	$856	$853
Acquired Properties	$1,512	N/A	$1,493	N/A
Development	N/A	N/A	N/A	N/A

The following table presents property revenue results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$19,006	$18,860	$146	$56,162	$56,181	$(19)
Mid-Atlantic	5,273	5,288	(15)	15,735	15,840	(105)
Southeast	8,316	8,107	209	24,679	24,196	483
Total Same Community	32,595	32,255	340	96,576	96,217	359
Acquired Properties	1,677	-	1,677	2,300	-	2,300
Development	84	-	84	87	-	87
Total Property Revenue	$34,356	$32,255	$2,101	$98,963	$96,217	$2,746

For the three and nine month comparison periods, the increase in property revenue was primarily due to an increase in the revenue in the Southeast region and the acquisition properties.

Property operating and maintenance expenses.  Property operating and maintenance expenses increased in both the three month and nine month comparison periods.  For both comparison periods, the increase was primarily due to the acquisition properties.

Depreciation and amortization.  Depreciation and amortization expense increased for the three and nine month comparison periods.  For both comparison periods, the increase was primarily due to the commencement of depreciation for the May and September 2010 acquisitions and the amortization of intangible assets recorded in connection with these acquisitions.

General and administrative expense.  General and administrative expenses for the three month comparison period decreased primarily due to the result of valuation adjustments in 2009 that increased directors' deferred compensation expense which was offset by expenses related to our due diligence investigations of possible acquisitions that were never consummated and adjustments to various payroll related accruals.  For the nine month comparison period, the increase was primarily due to an increase in expenses related to proposed acquisitions that were not consummated and adjustments to various payroll related accruals.  Prior to January 1, 2010, the fair value of the directors' deferred compensation was adjusted based upon the closing price of our common shares at the end of each period.  Effective January 1, 2010, this plan was modified to provide that all distributions under the plan will be in the form of our common shares instead of cash.  As a result, the fair value of the deferred compensation is no longer adjusted based upon the closing price of our common shares.  Additionally, we anticipate recording a one time charge to general and administrative expense of approximately $400,000 during the fourth quarter of 2010 related to the transition of our Vice President and General Counsel to a senior advisory role.

Construction and other services.  Effective October 2009, Merit Enterprises, Inc. (“Merit”), our wholly owned subsidiary, changed its concentration from a subcontractor and painting company to a general contractor that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  Merit’s 2010 revenues and expenses, which represent construction supervision for third parties and are recorded on the percentage of completion method, exceed Merit’s painting and subcontracting revenues and expenses recorded during both periods in 2009.

Income from Discontinued Operations.  Discontinued operations include the operating results of two properties sold in 2009 and the gain related to those sales.  For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at September 30, 2010 and 2009, an interest rate change of 100 basis points would impact interest expense approximately $1.3 million and $470,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2009, for a more complete discussion of interest rate sensitive assets and liabilities.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2010

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
July 1 through
July 31	-	$-	-	$26,288
August 1 through
August 31	53	13.27	-	26,288
September 1 through
September 30	-	-	-	26,288
Total	53	$13.27	-

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

ITEM 6.            EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

3.1	Second Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-Q filed August 3, 2010.

3.2	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2 to Form 10-Q filed November 3, 2009.

4.2a	Specimen Depositary Share representing 1/10 of one share of 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2a to Form 10-Q filed November 3, 2009.

4.3	Deposit Agreement by and among Associated Estates Realty Corporation and National City Bank and Depositary Receipts.	Exhibit 4.5 to Form 8-A filed December 8, 2004.

4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from AERC to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.12

Amended and Restated Credit Agreement Dated October 18, 2010 among Associated Estates Realty Corporation, as Borrower and PNC Bank, National Association as Administrative Agent and PNC Capital Markets, LLC, as Co-Lead Arranger and Book Manager and Wells Fargo Bank, N.A., as Syndication Agent and Wells Fargo Securities, LLC, as Co-Lead Arranger and U.S. Bank National Association, as Documentation Agent and The Several Lenders From Time To Time Parties Hereto, as Lenders.

Exhibit 4.12 to Form 10-Q filed herewith.

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

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.2a	Employment Agreement between Associated Estates Realty Corporation and Martin A. Fishman dated October 25, 2010.	Exhibit 10.1 to Form 8-K filed October 25, 2010.

10.3	Equity-Based Incentive Compensation Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.4	Form of Restricted Stock Agreement dated by and among the Company and its Non-Management Directors.	Exhibit 10.9 to Form 10-K filed March 28, 1996.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award	Exhibit 10.7 to Form 10-K
	Plan.	filed February 25, 2009.

10.7a	Amendment to Associated Estates Realty Corporation Amended and Restated	Exhibit 10.7a to Form 10-K
	Equity-Based Award Plan.	filed February 25, 2009.

10.7b	Associated Estates Realty Corporation Supplemental Executive Retirement Plan	Exhibit 10.7b to Form 10-K
	(Restated).	filed February 25, 2009.

10.8	Form of Share Option Agreement by and among the Company and its Non-Management Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

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

ASSOCIATED ESTATES REALTY CORPORATION

November 2, 2010	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

