Form 10-K
period 2010-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2011-02-23
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $380.7 million as of June 30, 2010.

The number of Common Shares outstanding as of February 11, 2011 was 41,483,094.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Except as the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

We are a self-administered and self-managed equity real estate investment trust ("REIT").  We are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Market ("NASDAQ") under the ticker symbol "AEC."  Our headquarters is located at 1 AEC Parkway in Richmond Heights, Ohio.  The headquarters is comprised of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which we own under a long-term ground lease.

We engage in property management, development, acquisition, disposition, construction, operation and ownership activities involving multifamily residential real estate.  We own a taxable REIT subsidiary that performs construction services for our own account and for third parties.  During 2010, a second taxable REIT subsidiary completed its final asset management service contract for a third party owner.  As of December 31, 2010, our operating property portfolio consisted of 52 owned apartment communities containing 13,662 units in eight states.  See Item 2 for a state-by-state listing of our portfolio.  Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, including the two taxable REIT subsidiaries, each of which is separately taxed for federal income tax purposes as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999.  Our consolidated financial statements also include a partnership in which we hold a 90.0% equity interest and an Operating Partnership structured as a DownREIT in which we own 97.4% equity interest.

BUSINESS SEGMENTS

All of our properties are multifamily rental communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 88.4% of our consolidated revenue for 2010.  Our subsidiary, Merit Enterprises, Inc. (“Merit”), is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  For 2010, construction services provided approximately 11.1% of our consolidated revenue.  As a result, we have determined that as of December 31, 2010, we have two reportable segments which are multifamily properties and construction and other services.

OPERATING STRATEGY AND BUSINESS OBJECTIVES

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of our 2011 outlook and strategy.

Acquisition/Disposition.  Our acquisition/disposition strategy in recent years has been to buy properties outside of the Midwest, sell older, low margin "legacy" properties located in the Midwest and sell properties in markets where we owned a single asset or didn’t plan to grow.  In 2010, we expanded our presence in Northern Virginia, completing the acquisitions of three properties aggregating 1,272 units for a total of approximately $234 million.  We also acquired a 222-unit property in Dallas, Texas for approximately $21 million and broke ground on a new development property in Nashville, Tennessee, announcing our intentions to expand our presence in these new markets.  Since 2005, we have also acquired six other properties consisting of 2,131 units located in Florida, Georgia and Virginia and have completed a 60-unit addition to a Virginia property.

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

Since 2005, we have sold 31 properties containing a total of 6,923 units including 12 Affordable Housing properties, 14 Ohio non-core properties and one property in Florida that we sold at the height of the condo conversion boom.

Property Operations.  We operate in many different markets and submarkets.  Each of these markets may have economic characteristics that differ from other markets, and, as a result, the degree to which we can increase rents varies between markets.  However, our goal is to maximize property net operating income in all of our markets through a combination of increasing net collected rents and by continual efforts to contain controllable operating expenses.  Strategies to increase rents include constant monitoring of our markets, providing superior resident service and desirable communities in which to live, leveraging the power of the internet through enhanced property websites and resident portals and the implementation of programs such as utility and refuse reimbursements.  Our AEC Academy for Career Development provides training and support for our employees, which helps us to provide better trained, quality personnel at our communities as well as minimizing employee turnover.  We attempt to control operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at our apartment communities.

Financing and Capital.  Proceeds received from new debt, debt refinancing, property sales or equity issuances are invested based upon the expected return and the impact on our balance sheet.  Reducing overall interest costs and increasing the number of unencumbered assets have been two of our principal objectives.  During 2007, 2008, 2009 and 2010, we continued to focus on lowering our cost of debt by financing, refinancing and defeasing/prepaying debt.  Our weighted average interest rate on our total debt declined 170 basis points from 7.2% at the end of 2006 to 5.5% at December 31, 2010.  Our interest coverage ratio and fixed charge coverage ratio were 1.97:1 and 1.85:1, respectively, at December 31, 2010, up from 1.54:1 and 1.38:1, respectively, at December 31, 2006.

During 2010, we increased our $150.0 million unsecured revolving credit facility, or revolver, to $250.0 million.  This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies.  As of December 31, 2010, we had $157.5 million of availability under our unsecured revolving credit facility.  In addition, we have a credit facility agreement with Wells Fargo Multifamily Capital, on behalf of the Federal Home Loan Mortgage Corporation, or Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period with obligations being secured by project specific, nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  In August, 2010, we used this facility to borrow $36.0 million at a fixed rate of 5.1% for a term of 10 years, leaving $64.0 million of availability under the terms of this facility.

During 2010, we sold 23,575,000 of our common shares in three separate underwritten public offerings.  The net proceeds from these offerings, which totaled $288.8 million, were used to repay maturing debt, redeem all our outstanding 8.70% Class B Series II Preferred Shares, redeem all of our Trust Preferred Securities, partially pay for three operating properties, acquire a parcel of land that we are developing in a partnership, repay borrowings on our unsecured revolver and for general corporate purposes.

General Contractor/Construction.  Our subsidiary, Merit, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  Among other things, we believe we realize significant cost savings and improved reliability and quality in implementing our strategy to enhance the quality of our building exteriors and interiors as a result of the in-house services performed by Merit.

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

EMPLOYEES

On February 11, 2011, we employed approximately 390 people.  Satisfactory relations have generally prevailed between our employees and us.

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

•

elimination or limitations to federal government support for Fannie Mae and/or Freddie Mac that might result in significantly reduced availability of mortgage financing sources as well as increases in interest rates for mortgage financing;

•	our ability to refinance debt on favorable terms at maturity;
•	risks of a lessening of demand for the multifamily units that we own;
•	competition from other available multifamily units and changes in market rental rates;
•	new acquisitions and/or development projects that may fail to perform in accordance with our expectations;
•	increases in property and liability insurance costs;
•	unanticipated increases in real estate taxes and other operating expenses;
•	weather conditions that adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases, and unanticipated repairs;
•	our inability to control operating expenses or achieve increases in revenue;
•	shareholder ownership limitations that may discourage a takeover otherwise considered favorably by shareholders;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;
•	catastrophic property damage losses that are not covered by our insurance;
•	our ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence;
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and
•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities.

We are dependent on rental income from our multifamily apartment communities.  If we are unable to attract and retain residents or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders may be adversely affected.

Our multifamily apartment communities are subject to competition.  Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  In certain markets, such as Florida, failed condominium conversions or properties originally developed as condominiums are reverting to apartment rentals, creating increasing competition in those markets.  Foreclosed single family homes that become rental properties could create additional competition in certain of our markets.  Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.

The properties we own are concentrated in Ohio and Michigan.  As of December 31, 2010, approximately 29% and 21% of the units in properties we own were located in Ohio and Michigan, respectively.  Our performance, therefore, is linked to economic conditions and the market for available rental housing in the sub-markets located in these areas.  The decline in the market for apartment housing in these various sub-markets may adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

Our insurance may not be adequate to cover certain risks.  There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, acts of war and terrorist attacks that may be uninsurable, are not economically insurable, or are not fully covered by insurance.  Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance.  Other risks are subject to various limits, sub-limits, deductibles and self insurance retentions, which help to control insurance costs, but which may result in increased exposures to uninsured loss.  Significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.

Secured debt financing could adversely affect our performance.  At December 31, 2010, 27 of our 52 properties were encumbered by project specific, non-recourse, and except for five properties, non-cross-collateralized mortgage debt.  There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest.  We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness.  If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us.  Although Fannie Mae and Freddie Mac continue to provide needed financing to qualified borrowers, such as ourselves, there is no assurance that those mortgage capital sources will remain available or available on competitively favorable terms.

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

The costs of complying with laws and regulations could adversely affect our cash flow.  Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA.  The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities that are open to the public.  In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to disabled individuals.  Other state and local laws also require apartment communities to be disability accessible.  The Fair Housing Act also prohibits discrimination against protected classes of individuals.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants.  We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments.

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

We are subject to risks associated with construction, development, acquisition and expansion of multifamily apartment communities.  Development projects, acquisitions and expansions of apartment communities are subject to a number of risks, including:

•	availability of acceptable financing;
•	competition with other entities for investment opportunities;
•	failure by our properties to achieve anticipated operating results;
•	construction costs of a property exceeding original estimates;
•	delays in construction; and
•	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.

The foregoing risks are also applicable to Merit, our construction services subsidiary, whether engaged in providing services for our properties or for third parties (see “Construction Business Risk” below).

We impose stock ownership limitations that may discourage a takeover otherwise considered favorable by shareholders.  With certain limited exceptions, our Second Amended and Restated Articles of Incorporation, as amended, prohibit the ownership of more than 4.0% of our outstanding common shares and more than 9.8% of the shares of any series of any class of our preferred shares by any person, (the "Ownership Limit"), unless we grant a waiver.  Absent such a waiver, any shares owned in excess of such ownership limit are subject to repurchase by us and to other consequences as set forth in our Second Amended and Restated Articles of Incorporation, as amended.  A transfer of shares may be void if it causes a person to violate the Ownership Limit.  The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then prevailing market price for their shares.

We have a shareholders rights plan which would delay or prevent a change in control.   We also have a shareholders rights plan, which may be triggered if any person or group becomes the beneficial owner of, or announces an offer to acquire 15.0% or more of our common shares.  We are incorporated in the State of Ohio, where various state statutes place certain restrictions on takeover activity.  While our Board of Directors believes that our shareholders rights plan could assist in maximizing value for our shareholders in a change in control transaction, our shareholders rights plan and these restrictions are likely to have the effect of precluding acquisition of control of us without our consent.

We may fail to qualify as a REIT and our shareholders may incur tax liability as a result.  Commencing with our taxable year ending December 31, 1993, we have operated in a manner so as to permit us to qualify as a REIT under the Code, and we intend to continue to operate in such a manner.  Many of the REIT requirements, however, are highly technical and complex.  We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT.  The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control.  For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws.  We are also required to distribute to security holders at least 90.0% of our REIT taxable income excluding capital gains.  If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Unless we are entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost.  As a result, the cash available for distribution to our shareholders could be reduced or eliminated for each of the years involved.

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

We may be exposed to construction business risk.  Our subsidiary, Merit, is engaged in the construction business as a general contractor.  Inherent risks of those operations include the following:

•

fixed price or guaranteed maximum cost contracts can be adversely affected by a number of factors that cause actual results to exceed the cost estimates at the time of original bid, resulting in increased project costs and possible losses;

•	penalties for late completion;
•	adverse weather conditions;
•	continuing difficulties in the development and construction industries;
•	continuing difficulties in obtaining financing for development and construction;
•	rapid and unanticipated increases in the costs of commodities and building materials;
•	failure of subcontractors to perform as anticipated;
•	the availability of qualified subcontractors, subcontractors in turn are dependent on the availability of skilled workers; and
•	bonding indemnification obligations and standby letters of credit for which the parent company is responsible.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our Portfolio.  The following table represents our portfolio as of December 31, 2010, which consists of properties we owned, directly or indirectly.

	Total Number	Total Number
	of Properties	of Units

Baltimore/Washington	3	667
Florida	4	1,272
Georgia	4	1,717
Indiana	3	836
Michigan	11	2,888
Ohio	20	3,924
Texas	1	222
Virginia (1)	6	2,136
	52	13,662
Development Project:
Vista Germantown (2)	-	-

Total	52	13,662

	Location	Acres
Undeveloped Land Parcels:
Westlake	Westlake, OH	39.0
Wyndemere	Franklin, OH	10.0

Total undeveloped acres		49.0

(1)	Includes a 60-unit expansion to River Forest.

(2)	Reflects partnership development of 242-units in Nashville, Tennessee with a scheduled completion in 2012.

	Total Number
	of Units	Age(1)

Baltimore/Washington
Annen Woods	131	23
Hampton Point	352	24
Reflections	184	25
	667
Florida
Courtney Chase	288	7
Cypress Shores	300	19
Vista Lago	316	7
Windsor Pines	368	12
	1,272
Georgia
Cambridge at Buckhead	168	15
The Falls	520	24
Idlewylde	843	9
Morgan Place	186	21
	1,717
Indiana
Residence at White River	228	19
Steeplechase	264	12
Center Point	344	13
	836
Michigan
Arbor Landings	328	11
Aspen Lakes Apartments	144	29
Central Park Place	216	22
Country Place Apartments	144	21
Clinton Place Apartments	202	22
Georgetown Park Apartments	480	11
Oaks at Hampton	544	22
The Landings at the Preserve	190	19
Spring Brook Apartments	168	22
Spring Valley Apartments	224	23
Summer Ridge	248	19
	2,888
Ohio
St. Andrews at Little Turtle	102	23
Residence at Barrington	288	11
Bedford Commons	112	23
Bradford at Easton	324	14
Heathermoor	280	21
Kensington Grove	76	15
Lake Forest	192	16

(1)	Age of property is determined by the number of years since construction of the property was completed or, if applicable, the year the property was substantially rehabilitated.

	Total Number
	of Units	Age(1)
Ohio (Continued)
Mallard's Crossing	192	20
Muirwood Village at Bennell	164	22
Perimeter Lakes	189	18
Remington Place	234	20
Residence at Christopher Wren	264	17
Residence at Turnberry	216	19
Saw Mill Village	340	23
Sterling Park	128	16
Village at Avon	312	9
Westchester Townhomes	136	21
Western Reserve	108	12
Westlake Townhomes	7	25
Williamsburg Townhomes	260	20
	3,924
Texas
San Raphael	222	11

Virginia
The Alexander at Ghent	268	4
The Belvedere	296	5
River Forest	240	4
River Forest - Phase II	60	1
Riverside Station	304	5
The Ashborough	504	6
Westwind Farms	464	4
	2,136

Total	13,662	15

			Anticipated
	Location	Acres	Completion

Development Project:
Vista Germantown	Nashville, TN	2.7	2012

(1)	Age of property is determined by subtracting from 2010 the year construction of the property was completed or, if applicable, the year the property was substantially rehabilitated.

Indebtedness Encumbering the Properties.  We have financed, and in many cases refinanced, the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness.  At December 31, 2010, 25 of the 52 wholly owned properties were unencumbered.  The remaining 27 properties were encumbered by conventional mortgages, of which five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans.

Item 3.  Legal Proceedings

For information concerning current legal proceedings, see Note 7 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2010.

Executive Officers of the Registrant and Other Key Employees

The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	59	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	44	Vice President, Treasurer and Chief Financial Officer

John T. Shannon	49	Senior Vice President, Operations

Bradley A. Van Auken	53	Vice President, General Counsel and Secretary

Jeffrey I. Friedman has served as our Chairman of the Board and Chief Executive Officer since the Company was organized in 1993 and served as our President from the Company's organization until February 24, 2000.  In August 2002, Mr. Friedman reassumed the role of President.  Mr. Friedman joined the Company's predecessor, Associated Estates Group ("AEG"), in 1974 and later became Chief Executive Officer and President of Associated Estates Corporation, a company in the AEG group.

Lou Fatica joined the Company in 1999 as Controller, and was promoted to Vice President-Controller during 2000.  On March 15, 2001, Mr. Fatica became Vice President, Treasurer and Chief Financial Officer of the Company.  Mr. Fatica is a Certified Public Accountant (CPA), a member of the American Institute of Certified Public Accountants (AICPA) and the Ohio Society of CPA's.

John T. Shannon joined the Company in 2004 as Senior Vice President, Operations.  Mr. Shannon had previously held the position of Vice President of Operations at The Shelter Group.  He has a degree in Business Administration with a concentration in real estate finance and construction management from the University of Denver.  Mr. Shannon has 21 years of property management experience.

Bradley A. Van Auken joined the Company in November of 2010 and has been serving as Vice President, General Counsel and Secretary since January 1, 2011.  Prior to that time he was engaged in the private practice of law, served as First Vice President-Legal for Equity Residential, and worked as Senior Vice President, General Counsel and Secretary of Lexford Residential Trust.  Mr. Van Auken received both his undergraduate and law degrees from Notre Dame.

In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:

Michelle B. Creger joined the Company in 2009 as Vice President, Associate General Counsel.  Ms. Creger was previously the Vice President of Human Resources at U-Store-It Trust, and has also worked for American Greetings Corporation and McDonald Hopkins, a major Cleveland law firm.  She earned her law degree from Case Western Reserve University School of Law and a Bachelor's degree in Economics from Creighton University.  Ms. Creger has over 28 years of legal experience and is 55 years old.

Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing.  Mr. Duffy plays a key role in our diversification plan by assisting in identifying markets for asset acquisitions and dispositions.  In addition, he is responsible for developing property-specific marketing plans and strategies to assist in maximizing top line revenue growth for our properties, while also assisting with pricing and positioning strategies.  Mr. Duffy previously held the position of Senior Vice President of Marketing at The Shelter Group.  He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University.  Mr. Duffy has over 24 years of experience in the real estate industry and is 49 years old.

Jason A. Friedman joined the Company in 2009 as Vice President, Construction and Development and as President of Merit Enterprises, Inc.  He previously was the President of JAS Construction, Inc., a general contractor specializing in multifamily renovations.  During his tenure at JAS, he was involved in approximately $100 million of multifamily renovation projects in various states.  Mr. Friedman has also worked for PricewaterhouseCoopers where he provided valuation and advisory services to real estate clients.  He graduated from Auburn University with a major in Communications and Business.  Mr. Friedman is a member of the Urban Land Institute.  Mr. Friedman has over 11 years of real estate experience and is 36 years old.

Daniel E. Gold joined the Company in 2009 as Vice President of Human Resources.  Mr. Gold previously served as the Director of Corporate Human Resources for Falcon Transport and has also worked for Rockwell Automation, Cap Gemini and Bailey Controls.  Mr. Gold is responsible for the oversight of all Human Resource functions, including employee development, compensation, benefits, recruiting and payroll.  Mr. Gold has a Bachelor's of Science degree in Communications from Ohio University, and is a member of both the Ohio Human Resource Planning Society and the Society for Human Resource Management.  Mr. Gold has over 17 years of Human Resources experience and is 42 years old.

Jeremy S. Goldberg joined Associated Estates in February, 2010, and is currently serving as the Vice President of Corporate Finance and Investor Relations.  Mr. Goldberg’s responsibilities include developing and implementing financial and capital markets strategies, facilitating the underwriting and analysis for acquisitions and dispositions and establishing and maintaining investor and sell-side analyst contacts and relationships.  Prior to joining Associated Estates, Mr. Goldberg was in commercial and retail banking for 15 years, at Bank of America and AmTrust Bank.  He received his Bachelor Degree from the University of Michigan and his Master of Business Administration from Case Western Reserve University.  Mr. Goldberg is 37 years old.

John P. Hinkle joined the Company in 2010 as Vice President of Acquisitions.  Mr. Hinkle most recently served as a consultant for Federal Capital Partners.  His previous acquisitions experience also includes Fairfield Residential, Van Metre Companies and Archstone-Smith Trust.  Mr. Hinkle has responsibility for identifying and generating acquisition opportunities that are consistent with the Company’s long-term investment and growth strategy.  He received his Bachelor of Science in Finance from Lehigh University and is a member of the Urban Land Institute.  Mr. Hinkle has over 13 years of experience in the acquisition, development, management and valuation of investment properties and is 39 years old.

Miria C. Rabideau joined the Company in 1994 as a Property Manager, and was promoted to Regional Manager in 2003.  During 2006, she was promoted to Regional Vice President and during 2009 she was promoted to Vice President of Operations.  Ms. Rabideau is responsible for properties in Indiana, Michigan, Northeast Ohio and Florida.  Ms. Rabideau has 18 years of asset and property management experience. She has a Bachelor's degree from Michigan State University and is 41 years old.

Beth L. Stoll joined the Company in 2004 as a Regional Vice President, and was promoted to Vice President of Operations during 2006.  She is responsible for properties in Georgia, Maryland, Virginia, Central Ohio and Texas.  Ms. Stoll is also responsible for the AEC Academy for Career Development, which provides training and support for our employees.  Ms. Stoll previously held the position of Regional Vice President at The Shelter Group.  Ms. Stoll has over 23 years of property management experience and is 55 years old.

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

					Dividends Declared
	Price Range				Per Share
	2010		2009		2010	2009
	High	Low	High	Low
First Quarter	$13.99	$11.01	$8.75	$4.87	$0.17	$0.17
Second Quarter	14.55	12.60	6.71	5.08	0.17	0.17
Third Quarter	14.80	12.27	10.21	5.16	0.17	0.17
Fourth Quarter	15.41	13.70	11.27	8.98	0.17	0.17
					$0.68	$0.68

During the year ended December 31, 2010, net income attributable to AERC was less than the total dividends declared on our common shares.  However, cash flow from operations was sufficient to pay cash dividends.  For a discussion of liquidity and capital resources, see Part II, Item 7 of this report on Form 10-K.

On February 11, 2011, there were approximately 800 holders of record and approximately 8,730 beneficial owners of our common shares.  For information concerning security ownership of certain beneficial owners and management and related shareholder matters, see Part III, Item 12 of this report on Form 10-K.

We maintain a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in our common shares and may also make optional purchases of our common shares.  The administrator of the plan will purchase shares directly from us at our option (either treasury shares or newly-issued common shares), or in the open market, or in privately negotiated transactions with third parties.  All shares purchased by the plan administrator during 2009 and 2010 were open market purchases.

There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares.  Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.  The following table sets forth our repurchase activities for the fourth quarter of 2010.

Issuer Purchases of Equity Securities for the Three Months Ended December 31, 2010

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
October 1 through
October 31	-	$-	-	$26,288
November 1 through
November 30	35	14.27	-	26,288
December 1 through
December 31	2,491	15.29	-	26,288
Total	2,526	$15.28	-

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

(In thousands, except per share, unit count and net collected rent amounts)	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Revenue
Property revenue	$135,847	$127,972	$127,848	$113,772	$102,771
Management and service operations:
Fees, reimbursements and other	817	1,287	1,784	10,990	11,689
Construction and other services	17,051	1,160	1,010	2,218	1,078
Total revenue	153,715	130,419	130,642	126,980	115,538

Total expenses	(130,875)	(106,615)	(106,705)	(104,562)	(96,068)

Interest income	34	46	132	429	650
Interest expense	(31,704)	(34,220)	(35,660)	(38,798)	(45,660)

(Loss) income before gain on insurance recoveries,
equity in net income (loss) of joint ventures,
and income from discontinued operations	(8,830)	(10,370)	(11,591)	(15,951)	(25,540)
Gain on insurance recoveries	245	665	-	-	-
Equity in net income (loss) of joint ventures	-	-	1,502	(258)	(462)
(Loss) income from continuing operations	(8,585)	(9,705)	(10,089)	(16,209)	(26,002)
Income from discontinued operations:
Operating income (loss)	-	568	(433)	5,563	(1,009)
Gain on disposition of properties	-	15,400	45,202	20,864	54,093
Income from discontinued operations	-	15,968	44,769	26,427	53,084
Net (loss) income	(8,585)	6,263	34,680	10,218	27,082
Net income attributable to noncontrolling redeemable interest	(51)	(53)	(53)	(53)	(61)
Net (loss) income attributable to AERC	(8,636)	6,210	34,627	10,165	27,021
Preferred share dividends	(2,030)	(4,199)	(4,655)	(4,924)	(5,046)
Preferred share redemption/repurchase costs	(993)	-	(143)	(58)	-
Discount/(premium) on preferred share repurchase	-	-	2,289	(114)	-
Allocation to participating securities	-	(423)	(730)	(338)	(770)
Net (loss) income applicable to common shares	$(11,659)	$1,588	$31,388	$4,731	$21,205

Earnings per common share - Basic and Diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.38)	$(0.85)	$(0.78)	$(1.27)	$(1.83)
Income from discontinued operations	-	0.95	2.71	1.55	3.07
Net (loss) income applicable to common shares	$(0.38)	$0.10	$1.93	$0.28	$1.24

Weighted average number of common shares outstanding	30,421	16,516	16,262	16,871	17,023

Dividends declared per common share	$0.68	$0.68	$0.68	$0.68	$0.68

16

	2010	2009	2008	2007	2006
Cash flow data:
Cash flow provided by operations	$33,511	$31,300	$24,665	$28,962	$17,912
Cash flow (used for) provided by investing activity	(283,432)	16,450	41,051	(38,610)	73,935
Cash flow provided by (used for) financing activity	250,691	(47,701)	(63,714)	(18,813)	(101,570)

Balance Sheet Data at December 31:
Real estate assets, net	$875,000	$638,535	$673,848	$659,586	$591,520
Total assets	918,235	662,505	699,896	686,796	648,829
Total debt	555,666	525,836	557,481	556,695	498,634
Total shareholders' equity attributable to AERC	316,184	99,440	105,621	89,786	112,051

Other Data:
Property net operating income (1) (5)	$78,262	$73,170	$73,787	$63,852	$56,616
Funds from operations (2) (6)	$25,908	$19,836	$21,893	$17,659	$930
Funds from operations as adjusted (3) (6)	$27,075	$19,273	$21,706	$22,055	$16,453
Total properties (at end of period)	52	48	50	64	66
Total multifamily units (at end of period)	13,662	12,108	12,672	14,450	15,355
Average monthly net collected rent per unit	$859	$852	$858	$815	$750
Physical occupancy (4)	94.8%	93.9%	93.0%	94.1%	94.5%

(1)

We consider property net operating income (“property NOI") to be an important indicator of the overall performance of our property portfolio because it reflects the operating performance of our property portfolio and is used to assess regional property level performance.  Property NOI is determined by deducting property operating and maintenance expenses from property revenue.  Property NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define property NOI in a different manner.

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

(3)

Funds from operations as adjusted is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio.  We consider FFO as adjusted to be a more appropriate measure of comparing the operating performance of our real estate portfolio between periods as well as to that of other real estate companies.  See Note 6 below for those items that are used to compute FFO as adjusted.  Other real estate companies may define FFO as adjusted in a different manner.

(4)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(5)	Reconciliation of property NOI to net (loss) income attributable to AERC:

	Year Ended December 31,
(In thousands)	2010	2009	2008	2007	2006

Property net operating income	$78,262	$73,170	$73,787	$63,852	$56,616
Fees, reimbursements and other revenue	817	1,287	1,784	10,990	11,689
Construction and other services revenue	17,051	1,160	1,010	2,218	1,078
Direct property management and service company expense	(745)	(1,107)	(1,624)	(12,863)	(12,695)
Construction and other services expenses	(16,623)	(1,745)	(1,338)	(2,164)	(1,367)
Depreciation and amortization	(39,639)	(34,937)	(35,913)	(29,288)	(26,011)
General and administrative expense	(15,684)	(14,024)	(13,769)	(10,327)	(9,840)
Costs associated with acquisitions	(599)	-	-	-	-
Interest income	34	46	132	429	650
Interest expense	(31,704)	(34,220)	(35,660)	(38,798)	(45,660)
Gain on insurance recoveries	245	665	-	-	-
Equity in net income (loss) of joint ventures	-	-	1,502	(258)	(462)
Income from discontinued operations:
Operating income (loss)	-	568	(433)	5,563	(1,009)
Gain on disposition of properties	-	15,400	45,202	20,864	54,093
Income from discontinued operations	-	15,968	44,769	26,427	53,084
Net (loss) income	(8,585)	6,263	34,680	10,218	27,082
Net income attributable to noncontrolling redeemable interest	(51)	(53)	(53)	(53)	(61)
Net (loss) income attributable to AERC	$(8,636)	$6,210	$34,627	$10,165	$27,021

(6)	Reconciliation of net (loss) income attributable to AERC to FFO and FFO as adjusted:

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008	2007	2006

Net (loss) income attributable to AERC	$(8,636)	$6,210	$34,627	$10,165	$27,021
Depreciation - real estate assets	35,593	32,822	32,560	31,363	31,205
Depreciation - real estate assets - joint ventures	-	-	91	529	962
Amortization of joint venture deferred costs	-	-	-	17	34
Amortization of intangible assets	2,219	1,068	3,929	1,545	847
Preferred share dividends	(2,030)	(4,199)	(4,655)	(4,924)	(5,046)
Preferred share redemption/repurchase costs	(993)	-	(143)	(58)	-
Preferred share repurchase discount/(premium)	-	-	2,289	(114)	-
Gain on disposition of joint venture property	-	-	(1,603)	-	-
Gain on insurance recoveries/gain on disposition of properties	(245)	(16,065)	(45,202)	(20,864)	(54,093)
Funds from operations	25,908	19,836	21,893	17,659	930

Defeasance and other prepayment costs	-	-	1,959	4,224	15,523
Preferred share repurchase costs	993	-	143	58	-
Preferred share repurchase (discount)/premium	-	-	(2,289)	114	-
Trust preferred redemption costs	727	-	-	-	-
Refund of defeasance costs for previously defeased loans	(553)	(563)	-	-	-
Funds from operations as adjusted	$27,075	$19,273	$21,706	$22,055	$16,453

Funds from operations per common share - basic and diluted	$0.85	$1.20	$1.35	$1.05	$0.06
Funds from operations as adjusted per common share - basic and diluted	$0.89	$1.17	$1.33	$1.31	$0.97

Weighted average shares outstanding - basic and diluted	30,421	16,516	16,262	16,871	17,023

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

Overview.  We are engaged primarily in the ownership and operation of multifamily residential units.  Our subsidiary, Merit, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  Our two primary sources of cash and revenue from operations are rents from the leasing of owned apartment units, which represented 88.4% of our consolidated revenue and construction services, which represented 11.1% of our consolidated revenue for the year ended December 31, 2010.

The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by the access to, and cost of, debt and equity.

Rental revenue collections are impacted by rental rates, occupancy levels and rent concessions.  We adjust our rental rates and concessions in our continuing efforts to adapt to changing market conditions and maximize rental revenue.  We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property NOI and FFO to be important indicators of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO.  See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI and FFO to consolidated net (loss) income in accordance with accounting principles generally accepted in the United States ("GAAP").

Our Same Community portfolio for the years 2009 and 2010 consists of 48 properties containing 12,108 units and accounted for 83.9% of total revenue in 2010 and 94.3% of our property NOI.  Our same community portfolio includes our properties that we have owned and operated for the entire two-year period ending December 31, 2010.  Same Community NOI increased 0.8% in 2010 compared to 2009 primarily as a result of a $537,000 or 3.1% increase in NOI from our Southeast portfolio.  Our Midwest portfolio NOI increased $276,000 or 0.7% while our Mid-Atlantic portfolio NOI declined $218,000 or 1.6% in 2010.

Effective in October 2009, Merit, our wholly owned subsidiary, changed its concentration from a subcontractor and painting company to a general contractor that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  Merit’s 2010 revenue and expenses, which represent construction supervision for third parties and are recorded on the percentage of completion method, exceed Merit’s painting and subcontracting revenues and expenses recorded during 2009.

The following table presents property NOI results for 2010 and 2009:

	Year Ended December 31,
	2010	2009
(In thousands)	Property NOI	Property NOI
Same Community Properties:
Midwest	$42,177	$41,901
Mid-Atlantic	13,749	13,967
Southeast	17,839	17,302
Total Same Community	73,765	73,170
Acquired Properties	4,336	-
Development	161	-
Total Property NOI	$78,262	$73,170

Our 2011 earnings guidance anticipates the acquisition of approximately $50.0 million to $150.0 million of properties and the disposition of approximately zero to $50.0 million of properties.  Additionally, Merit has commenced the development of a 242-unit property, which is held by a partnership in which we are a 90.0% partner.  We anticipate that our development costs on this project for 2011 will be approximately $25.0 million to $30.0 million.  We intend to continue to evaluate potential property acquisitions when our investment criteria warrants an acquisition.  We also may sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity, an increase in cash flow or further enhance our strategic objectives. We will continue to focus on the ratio of our total debt and preferred stock to gross real estate assets which improved to 45.9% at December 31, 2010 compared with 61.0% at December 31, 2009.  We will also continue to focus on the reduction of our overall weighted average interest rate on our borrowings, which improved to 5.5% at December 31, 2010 compared with 6.2% at December 31, 2009 and our fixed charge coverage ratio which improved to 1.85 times at December 31, 2010 from 1.53 times at December 31, 2009.

  In order to maximize property NOI, we plan to continue to focus our efforts on improving revenue, controlling costs and realizing operational efficiencies at the property level, both regionally and portfolio-wide.  In 2011, at the midpoint of our guidance, we expect Same Community NOI to increase 4.5%, driven by a 3.5% increase in property revenue and a 2.0% increase in property operating expenses compared to 2010.  However, the uncertainties caused by economic and financial conditions complicate our ability to forecast future performance.  We believe that the apartment industry is better situated to weather a continuing recessionary environment or delayed recovery than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays and because government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors. However, our 2011 expectations may be adversely impacted if recessionary forces resume or if Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry.  Moreover, unless and until real job growth occurs in our markets, significant rental growth may be limited.

Federal Income Taxes.  We have elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1993.  REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% of the income that would otherwise be considered as taxable income be distributed to shareholders.  Providing we continue to qualify as a REIT, we will generally not be subject to federal income tax on net income.  However, our two REIT subsidiaries are subject to federal income tax.

A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer.  As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a TRS that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants.  However, no more than 25.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's.  The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations.  We have elected TRS status for our two REIT subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity.  Significant sources and uses of cash in the past three years are summarized as follows:

Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2010	2009	2008

Net cash provided by operations	$33,511	$31,300	$24,665
Fixed assets:
Acquisitions and development expenditures, net	(266,283)	(4,526)	(34,604)
Net property disposition proceeds	-	32,746	88,347
Recurring, revenue enhancing and non-recurring capital expenditures	(15,012)	(12,629)	(12,692)
Debt:
Decrease in mortgage notes	(24,390)	(22,645)	(45,716)
Increase (decrease) in revolving credit facility borrowings	80,000	(9,000)	1,500
Redemption of trust preferred securities	(25,780)	-	-
Exercise of stock options	5,418	403	1,843
Common share issuances	288,835	-	-
Preferred share redemption	(48,263)	-	-
Cash dividends and operating partnership distributions paid	(21,902)	(15,529)	(15,813)
Purchase of preferred and/or treasury shares	(634)	(179)	(4,882)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities.  Our debt repayment obligations are relatively modest.  We had six mortgage loans totaling approximately $78.3 million that matured in 2010.  We repaid five of the maturing loans and refinanced the other one.  In 2011, we have seven mortgage loans that mature totaling approximately $53.5 million.  On February 10, 2011 we prepaid three of these loans having an outstanding balance of approximately $19.4 million.  It is our intention to prepay the balance of the other four loans on March 1, 2011.  The funding of the repayment of these loans will come from our unsecured revolver and/or other secured or unsecured financings.

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

In October 2010, we entered into an Amended and Restated Credit Agreement that among other things increased the maximum amount of borrowings under the revolver to $250.0 million, extends the maturity date to October 18, 2013 and provides for a one year extension option.  The Credit Agreement also provides for an increase to the total facility to $300.0 million upon our request and the agreement of the lenders participating in the facility.  At December 31, 2010 we had borrowings of $92.5 million outstanding under this facility.

Our ability to access the capital markets affords us additional liquidity as demonstrated by our sale of 23,575,000 of our common shares in 2010 in three separate underwritten offers to the public markets.  The net proceeds from these offerings, which totaled approximately $288.8 million, were used to repay maturing debt, redeem all of our outstanding 8.70% Class B Series II Cumulative Redeemable Preferred Shares, redeem all of our Trust Preferred Securities, partially pay for three newly acquired operating properties, acquire a parcel of land that we are developing in a partnership, to repay borrowings on our unsecured revolver, and for general corporate purposes.

Cash flow provided by operations increased slightly when comparing 2010 to 2009.  The increase was primarily due to the increase in construction receivables net of the increase in construction payables and the increase in share-based compensation.  The increase in construction activity was due to our subsidiary, Merit, commencing several construction projects during 2010.  Merit records its revenues and related expenses based on the percentage of completion method and as such records receivables and payables as part of the estimate of the amounts completed.

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

Shelf Availability.  We have a shelf registration statement that became effective in June 2010.  This registration statement relates to possible offerings, from time to time, of debt securities (including convertible debt), preferred shares, depositary shares, common shares and common share warrants.  This registration statement will expire in June 2013.  In January 2010, we issued $57.4 million of new common shares under our prior registration statement that was dated May 2009 and was scheduled to expire May 2012.  In May 2010, we issued $119.6 million of new common shares under our prior registration statement.  After these two offerings the amount available had been reduced to $37.7 million.  Therefore, we decided to file a new registration statement, which increased the availability to $500.0 million.  In October 2010 we issued $125.1 million of new common shares under this current registration statement.  Securities and/or debt offerings up to $374.9 million are available under this shelf registration statement, after giving effect to the October 2010 common share offering.  Additionally, effective August 4, 2010, we registered a continuous offering program, where we can sell up to $25.0 million of our common shares in open market transactions at the then market price per share.  As of the date of this filing no shares have been sold under this program.

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

Liquidity:  Non-Operational Activities.  Sources of cash available for repayment of debt, any property acquisitions and funding other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver, the sale of properties, and possibly the sale of common shares.  The partnership in which we are a 90.0% partner, is developing a 242-unit apartment project that is expected to be completed during 2012.  We anticipate financing the construction costs through a construction loan which the partnership has already obtained.

Long-Term Contractual Obligations.  The following table summarizes our long-term contractual obligations at December 31, 2010, as defined by Item 303(a) 5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2016 and
Contractual Obligations	Total	2011	2012-2013	2014-2015	Later Years

Debt payable - principal	$555,666	$55,888	$308,442	$68,469	$122,867
Debt payable - interest	141,116	27,381	38,496	16,595	58,644
Operating leases	163	111	35	5	12
Purchase obligations	30,336	28,549	1,787	-	-
Total	$727,281	$111,929	$348,760	$85,069	$181,523

Debt Payable - Principal.  Debt payable - principal includes principal payments on all property specific mortgages and the unsecured revolving credit facility based on amounts and terms of debt in existence at December 31, 2010.  For detailed information about our debt, see Note 5 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Debt Payable - Interest.   Debt payable - interest includes accrued interest at December 31, 2010 and interest payments as required based upon the terms of the debt in existence at December 31, 2010.  Interest related to floating rate debt included in the above table was calculated based on applicable rates as of December 31, 2010.

Operating Leases.  We lease certain equipment and facilities under operating leases.  For detailed information about our lease obligations, see Note 7 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Purchase Obligations.  Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement.  Our purchase obligations include, but are not limited to, obligations under construction contracts for labor and materials as well as vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services. Obligations included in the above table represent agreements dated December 31, 2010, or earlier.

Dividends.  On December 9, 2010, we declared a dividend of $0.17 per common share, which was paid on February 1, 2011, to shareholders of record on January 14, 2011.  We anticipate that we will continue paying quarterly regular dividends in cash.

Capital Expenditures.  We anticipate incurring approximately $11.4 million in capital expenditures for 2011.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures.  We expect to use cash provided by operating activities to pay for these expenditures.

Financing and Other Commitments.  The following table identifies our total debt outstanding as of December 31, 2010 (dollar amounts in thousands):

	Balance	Percentage	Weighted
	Outstanding	of	Average
	December 31, 2010	Total Debt	Interest Rate
FIXED RATE DEBT
Mortgages payable - CMBS	$98,212	17.7%	7.7%
Mortgages payable - other	330,648	59.5%	5.7%
Total fixed rate debt	428,860	77.2%	6.2%

VARIABLE RATE DEBT
Mortgages payable	34,306	6.2%	4.7%
Unsecured revolving credit facility	92,500	16.6%	2.7%
Total variable rate debt	126,806	22.8%	3.2%
TOTAL DEBT	$555,666	100.0%	5.5%

The following table provides information on fixed rate mortgage loans repaid at par as well as loans obtained during 2010:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Interest Rate		Amount	Rate		Maturity

Idlewylde	$42,000	5.9%		$-	N/A		N/A
Sterling Park	2,910	7.9%		-	N/A		N/A
Kensington Grove	3,172	7.9%		-	N/A		N/A
Spring Brook	4,351	7.9%		-	N/A		N/A
Western Reserve	4,835	7.9%		-	N/A		N/A
Riverside Station	-	N/A		36,000	5.1%		September 2020
Village at Avon	21,000	4.7%		21,000	4.6%		December 2015
Total / weighted average rate	$78,268	6.0%	(1)	$57,000	4.9%	(1)

(1)	Represents weighted average interest rate for the loans listed.

On February 10, 2011, we prepaid three mortgage loans at par that were scheduled to mature on May 10, 2011 for a total of $19.4 million.  This leaves a balance of $34.1 million of mortgage loans that will mature in 2011.  Our current intention is to prepay these loans at par on March 1, 2011.   Funding for the prepayments of all seven of these loans have been and will be made from borrowings under our unsecured revolver or other secured or unsecured financings.

At December 31, 2010, we had 25 unencumbered properties.  These properties had net income of $8.9 million for the year ended December 31, 2010, and a net book value of $410.8 million at December 31, 2010.

We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all non-cancellable-operating leases in which we are the lessee, are included in the previous table of contractual obligations.

Operating Partnership.  As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners.  The DownREIT Partnership was formed in 1998 and owns and operates Windsor Pines, a 368-unit property in Pembroke Pines, Florida.  Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the 20 day trailing price of our common shares for the immediate 20 day period preceding a limited partner's redemption notice.  As of December 31, 2010 there were 74,083 OP units remaining having a carrying value of $1.7 million, and 447,949 of the original 522,032 OP units had been redeemed.  These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.6%.  For additional information regarding the OP units, see Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Development Partnership.  On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee.  We contributed $9.4 million to the partnership and hold a 90.0% equity interest.  We have determined that this entity is not a variable interest entity and that we hold a controlling financial interest in the entity.  As such, this entity is included in our consolidated financial statements.  We have also determined that the non-controlling interest in this entity meets the criterion to be classified as a component of permanent equity.  The partnership has engaged Merit to act as general contractor in the construction of this property.  Construction commenced during the fourth quarter of 2010 and is anticipated to be completed in 2012.   We have arranged for a $23.4 million construction loan and have guaranteed the partnership's repayment of the loan.  No amounts had been borrowed under the loan at December 31, 2010.

Acquisition and Development Activities.  On May 18, 2010, we acquired Riverside Station, a 304-unit apartment community located in Woodbridge, Virginia for a purchase price of approximately   $54 million.  We paid cash for this acquisition, a portion of which was funded with proceeds from our May 12, 2010, equity offering.  We determined that the fair value of the property was the same as the purchase price.  Subsequently, in August 2010 we obtained a $36.0 million first mortgage loan which is secured by this property.

On September 15, 2010, we acquired The Ashborough, a 504-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million.  We used cash on hand and borrowings on our unsecured revolver to fund the acquisition.  We determined that the fair value of the property was the same as the purchase price.  Subsequently, on October 1, 2010 we completed an equity offering, a portion of which was used to repay the borrowings on our unsecured revolver.

On October 12, 2010, we acquired San Raphael Apartments, a 222-unit apartment community located in Dallas, Texas for a purchase price of approximately $21 million.  We paid cash for this acquisition, which was funded with proceeds from our October 1, 2010 equity offering.  We determined that the fair value of the property was the same as the purchase price.

On December 14, 2010, we acquired Westwind Farms, a 464-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million.  We used cash on hand and borrowings on our unsecured revolver to fund the acquisition.  We determined that the fair value of the property was the same as the purchase price.

During the quarter ended June 30, 2010, we completed the construction of a 60-unit expansion of our existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Total cost of development was approximately $6.8 million, which included $311,000 of capitalized interest.

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

Dispositions.  During 2010, we did not complete any sales of our properties, but we continue to evaluate our portfolio for possible dispositions.

Management and Service Operations.  During 2010 all remaining management contracts with third parties were terminated, both property and asset management contracts, and as such will no longer record such fees.

General Contractor/Construction.  Our subsidiary, Merit, is engaged as a general contractor and construction manager which acts as our in-house construction division as well as provides general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects, primarily for multifamily housing projects.  During 2010 Merit worked on ten projects for third parties, five of which have been completed.  Additionally, Merit completed the rehabilitation of one of our properties and is currently constructing a 242-unit property for a partnership in which we are a 90.0% partner, as previously described.

RESULTS OF OPERATIONS

In the following discussion of the comparison of the year ended December 31, 2010 to the year ended December 31, 2009 and the year ended December 31, 2009 to the year ended December 31, 2008, Same Community properties represent 48 wholly owned properties that were owned during all of 2008, 2009 and 2010.  Acquired/Development properties represent four properties acquired in 2010 and a 60-unit expansion of a Virginia property, which was completed in June 2010.

The net loss from continuing operations decreased $1.1 million during 2010 compared to 2009 primarily as a net result of an increase in total revenues of $23.3 million net of an increase of $21.8 in expenses during 2010.  The net loss from continuing operations decreased $384,000 in 2009 compared to 2008 primarily as a net result of a $1.4 million decrease in interest expense and a $665,000 increase in insurance recoveries, net of a decrease in equity in net income of joint ventures of $1.5 million primarily resulting from the  sale of our joint venture property in 2008.

The following chart is intended to reflect the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when comparing
	the years ended December 31,
(In thousands)	2010 to 2009		2009 to 2008

Property revenue	$7,875	6.2%	$124	0.1%
Fees, reimbursements and other	(470)	(36.5)%	(497)	(27.9)%
Construction revenue	15,891	1369.9%	150	14.9%
Property operating and maintenance expense items:
Personnel	1,162	7.8%	285	1.9%
Utilities	562	7.9%	312	4.6%
Depreciation and amortization	4,702	13.5%	(976)	(2.7)%
Direct property management and service company expenses	(362)	(32.7)%	(517)	(31.8)%
Construction expense	14,878	852.6%	407	30.4%
General and administrative	1,660	11.8%	255	1.9%
Interest expense	(2,516)	(7.4)%	(1,440)	(4.0)%
Gain on insurance recoveries	(420)	(63.2)%	665	100%
Equity in net income (loss) of joint ventures	-	N/A	(1,502)	N/A
Income from discontinued operations	(15,968)	(100.0)%	(28,801)	(64.3)%

Property Revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	For the year ended December 31,
	2010	2009	2008
Same Community Properties:
Midwest	95.6%	94.9%	94.8%
Mid-Atlantic	95.1%	94.9%	92.2%
Southeast	92.1%	91.0%	88.8%
Total Same Community	94.7%	93.9%	93.4%
Acquired Properties	95.6%	N/A	N/A
Development	93.3%	N/A	N/A

	Average Monthly Net Collected
	Rent Per Unit
	For the year ended December 31,
	2010	2009	2008
Same Community Properties:
Midwest	$786	$783	$778
Mid-Atlantic	$1,163	$1,161	$1,222
Southeast	$894	$876	$1,001
Total Same Community	$859	$852	$852
Acquired Properties	$1,291	N/A	N/A
Development	$688	N/A	N/A

Property revenue increased in 2010 compared to 2009 primarily as a result of an increase of $6.9 million contributed by the acquired and development properties.  Property revenue for the Same Community properties increased $1.0 million primarily due to an increase in net rents (potential rent less concessions) and a decline in the amount of vacancy losses.  The majority of the improvement was in the Southeast portfolio.  Property revenues remained consistent when comparing 2009 to 2008.

Fees, Reimbursements and Other.  The management and service company revenues – fees, reimbursements and others declined $470,000 when comparing 2010 to 2009.  Effective during 2010 our remaining property and asset management contracts were terminated.  Therefore, we will no longer be reporting management fee revenue.  The decline when comparing 2009 to 2008 was due to the termination of a large third party management contract during 2009.

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $2.8 million when comparing 2010 to 2009.  This increase was primarily due to property operating and maintenance expenses for the acquired/development properties being $2.4 million in 2010 compared to zero for 2009. Property operating and maintenance expenses remained relatively flat for the Same Community properties in 2009 compared to 2008.

Depreciation and Amortization.  Depreciation and amortization expenses increased $4.7 million when comparing 2010 to 2009.  This increase was primarily due to an increase of approximately $3.6 million in depreciation due to the acquisition/development properties and an increase of $1.1 million in amortization of intangible assets recorded in connection with the acquired properties.  The intangible assets are being amortized over a 12 to 16 month period. Depreciation and amortization expenses decreased in  2009 compared to 2008 primarily as a result of the amortization of the intangible assets recorded in connection with the properties acquired in 2008 having their amortization being completed amortized during 2009.

Direct Property Management and Service Company Expenses.  Direct property management and service company expenses decreased in 2010 compared to 2009 due to the termination of all property and asset management contracts and in 2009 compared to 2008 as a result of the reduction in the number of properties managed for third party owners.

Construction and Other Services.  Our subsidiary, Merit, is engaged as a general contractor and construction manager which acts as our in-house construction division as well as provides general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects, primarily for multifamily housing projects.  During 2010 Merit worked on ten projects for third parties, five of which have been completed.  Additionally, Merit completed the rehabilitation of one of our properties and is currently constructing a 242-unit property for a partnership in which we are a 90.0% partner, as described above.  Merit records revenue and related expenses on the percentage of completion method.  Also, in accordance with the rules of consolidation, revenue and related expenses for the rehabilitation project that Merit completed for us and the construction of the 242-unit project that Merit is currently working on are eliminated in consolidation .  The revenue and expenses shown for 2010 represent construction services for third parties, while the revenue and expenses shown for 2009 were from third party painting services that Merit provided at that time but has since ceased providing.

General and Administrative Expenses.  General and administrative expenses increased $1.7 million when comparing 2010 to 2009.  This increase was primarily due to an increase in adjustments to various payroll and incentive compensation accruals, including a one-time charge of approximately $400,000 related to the resignation of our former Vice President and General Counsel, net of a decline in directors’ deferred compensation expense.  Prior to January 1, 2010, the fair value of the directors’ deferred compensation was adjusted based upon the closing price of our common shares at the end of each period.  Effective January 1, 2010 this plan was modified to provide that all distributions under the plan will be in the form of our common shares instead of cash.  As a result, the fair value of the deferred compensation is no longer adjusted based upon the closing price of our common shares.  There were no significant variances when comparing 2009 to 2008.

Interest Expense.  Interest expense decreased $2.5 million when comparing 2010 to 2009.  The decrease was primarily due to mortgage loan interest expense declining $2.3 million due to a reduction in mortgage loans of $21.3 million during 2010.  Additionally, on June 30, 2010 we redeemed all of our 7.92% Trust Preferred Securities, which resulted in a reduction in interest expense of $1.0 million.  In connection with the original issuance of the Trust Preferred Securities we incurred issuance costs that were recorded as other assets and subsequently charged to interest expense each period over the life of the securities.  We recognized the remaining balance of $727,000 of issuance costs as a one-time non-cash charge to interest expense in 2010. Additionally, the average interest rate dropped to 5.5% at December 31, 2010 from 6.2% at December 31, 2009.  Interest expense decreased $1.4 million in 2009 compared to 2008 primarily due to the receipt in the first quarter of 2009 of refunds totaling $563,000 of defeasance costs in connection with certain previously defeased loans and decreased interest expense of $310,000 for borrowings on our revolver as well as a reduction in mortgage loans of $20.0 million during 2009.

Gain on Insurance Recoveries.  During 2010 we settled a wind storm damage claim at one of our central Ohio properties for the aggregate sum of $245,000 which is net of our deductible.  During 2009, we settled a wind storm damage claim involving 13 of our central Ohio properties for the aggregate sum of $906,000, net of our deductible.  Also included in this category for 2009 was a settlement of $271,000, net of our deductible in connection with a clubhouse fire at one of our Ohio properties.  The gain on insurance recoveries recorded in 2010 and 2009 represent insurance proceeds received or to be received in amounts greater than the depreciated carrying (book) value of the assets written off and costs incurred to make repairs (a total of zero in 2010 and $512,000 in 2009).

Equity in Net Income of Joint Ventures.  On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  Our proportionate share of the gain recognized in 2008 was $1.6 million.

Income from Discontinued Operations.  Included in discontinued operations for the years ended December 31, 2009 and 2008, are the operating results and the gains related to two wholly owned properties that were sold in 2009, and 15 wholly owned properties that were sold in 2008.  The operating loss from discontinued operations in 2008 was primarily due to costs incurred to defease loans that were secured by properties that were sold.  There were no discontinued operations in 2010 as we did not dispose of any properties.  For further details on "Income from discontinued operations," see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Preferred Share Repurchase Costs.  On June 7, 2010, we redeemed all of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date.  In connection with the issuance of the 8.70% Class B Preferred Shares in December 2004, we incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders’ equity.  We recognized the $1.0 million of issuance costs as a reduction in net earnings in computing our net (loss) income applicable to common shares for the year ended December 31, 2010.

Discount on Preferred Share Repurchase.  In 2008, we repurchased 278,000 of our preferred depositary shares, which each represent 1/10th of a share of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares.  The depositary shares have a recorded value of $25.00 per share.  The average price that we paid per share for the 2008 repurchases was $16.77, and we therefore recognized a total discount of $2.3 million.

Inflation.  We believe that the effects of inflation only minimally impacts our operational performance because our leases are mostly for 12 month terms, which allows us the opportunity to increase our new lease and lease renewal rents to account for inflationary price increases.  We are careful to account for inflationary factors when entering into guaranteed maximum price contracts for third party construction services; however, there can be no assurance that inflation will not have a material adverse impact upon the profitability of our construction services subsidiary in future periods.  See Item 1A "Risk Factors."

Critical Accounting Estimates

Our consolidated financial statements include accounts of all subsidiaries, the two REIT subsidiaries, the Operating Partnership structured as a DownREIT and the joint venture partnership in which we are a 90.0% partner.  The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes.  In preparing these consolidated financial statements, we have utilized information available including industry practice and our own past history in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome that we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize.  As a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of other companies in similar businesses.

The Company has identified five significant accounting policies as critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates.  With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.  The five critical accounting policies are:

Construction Services.  We account for general contracting and construction management services that we provide to third parties using the percentage completion method.  Under this method, the amount of revenue and expense to be recognized for each project that we are engaged in at the end of each reporting period is estimated based on the percentage of work completed on that date.  The use of judgment and/or estimates is required in determining the percentage of work completed, the expected total cost of a project in process, and in certain circumstances the total amount of revenue for a project in process.  If we had used different estimates, different amounts would have been recognized in revenue and expense which may have resulted in a material impact to our results of operations.  If actual costs or revenue differ from estimates, it may require us to make a material adjustment to our results of operations.

Impairment of Long-Lived Assets.  We assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred.  In performing this analysis, we estimate holding periods of the assets, changes in fair market value of the assets and cash flows related to the operations of the assets to determine the range of potential alternatives and assign a probability to the various alternatives under consideration by management.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations.

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

Share Based Compensation.  We estimate the fair value of share-based compensation awarded.  We use the Black-Scholes option-pricing model to estimate the fair value of the stock options, and the Monte Carlo method to estimate the fair value of restricted share awards in which the number of shares that will ultimately vest are subject to market conditions.  The use of judgment and/or estimates is required in determining certain of the assumptions used by these valuation models, such as volatility of share prices and forfeitures of awards.  If we had used different judgment and/or estimates, different valuations would have been produced that may have resulted in a material change to our results of operations.  We also estimate future performance results related to certain share-based awards.  If the results vary from our estimate, it may require us to make a material adjustment to our results of operations.

Real Estate Taxes.  We estimate the amount of real estate taxes for which we will be liable based upon assumptions relating to possible changes in millage rates and property value reassessments.  In most circumstances, the actual millage rates or reassessment values are not available until the following reporting period and consequently these rates or values could differ from assumptions and require material adjustments to the liabilities recorded.

Acquisitions of Investment Properties.  The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values.  In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Based on our variable rate debt outstanding at December 31, 2010, an interest rate change of 100 basis points would impact interest expense by approximately $1.3 million on an annual basis.  Additionally, we have interest rate risk associated with fixed rate debt at maturity.  We have managed, and will continue to manage, interest rate risk as follows:  (i) maintain what we believe to be a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions.  We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives.  For additional information related to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form
10-K.  The table below provides information about our financial instruments that are sensitive to change in interest rates.  For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

	December 31, 2010								December 31, 2009
(Dollar amounts in thousands)								Fair Market		Fair Market
Long term debt	2011	2012	2013	2014	2015	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt (1)	$53,464	$80,749	$132,209	$44,538	$21,000	$96,900	$428,860	$444,022	$478,485	$470,393
Weighted average interest rate	7.6%	7.0%	6.1%	5.6%	4.6%	5.7%	6.2%
Variable:
Variable rate mortgage debt	-	-	-	-	-	34,306	34,306	36,302	34,851	37,360
Weighted average interest rate	-	-	-	-	-	4.7%	4.7%
LIBOR based revolving credit facility (2)	-	-	92,500	-	-	-	92,500	89,866	12,500	12,309
Total variable rate debt	-	-	92,500	-	-	34,306	126,806	126,168	47,351	49,669
Total long term debt	$53,464	$80,749	$224,709	$44,538	$21,000	$131,206	$555,666	$570,190	$525,836	$520,062

(1)	As of February 10, 2011, we had prepaid $19.4 million of maturing 2011 mortgage debt at par. We further intend to prepay the remaining $34.1 million maturing 2011 debt at par on March 1, 2011.
(2)

Our unsecured revolving credit facility had a weighted average interest rate of 2.7% at December 31, 2010.  This facility has a three-year term with an initial maturity in October 2013; however, there is a provision for a one-year extension at our option.

CONTINGENCIES

Environmental.  We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs") and have determined that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2010.  Phase I environmental audits were obtained at the time of the IPO, property acquisition or property refinancing, as the case may be, on all of our wholly owned properties.

Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted.

Pending Litigation.  For a discussion of pending litigation, see Note 7 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.  We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control Over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework."  Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2010.  Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information regarding our Directors, including information regarding our Audit Committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than April 30, 2011.

The information regarding executive officers and other key employees is set forth in Part I of this report on Form 10-K under the heading "Executive Officers of the Registrant and Other Key Employees."

We adopted a formal Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Director of Financial Reporting.  The Code of Ethics is posted on our website, www.AssociatedEstates.com.  Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website also.  More information concerning our Code of Ethics for Senior Financial Officers as well as other Corporate Governance Matters will be included in our Proxy Statement and is incorporated by reference in this report on Form 10-K.

Item 11.  Executive Compensation

The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than April 30, 2011.

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

The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2010:

Number of Securities Remaining
	Number of		Available for Future Issuance
	Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise	Exercise Price of	Plans (Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans
approved by security holders	769,640	$9.94	352,111
Equity compensation plans not
approved by security holders	-	$-	-
	769,640		352,111

Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later April 30, 2011.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later April 30, 2011.

Item 14. Principal Accountant Fees and Services

The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011, is incorporated by reference in this report on Form 10-K.  Such information will be filed with the SEC no later than April 30, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report.

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of February, 2011.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23th day of February, 2011.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 23, 2011
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 23, 2011
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 23, 2011
Albert T. Adams

/s/ James M. Delaney	Director	February 23, 2011
James M. Delaney

/s/ Michael E. Gibbons	Director	February 23, 2011
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 23, 2011
Mark L. Milstein

/s/ James A. Schoff	Director	February 23, 2011
James A. Schoff

/s/ Richard T. Schwarz	Director	February 23, 2011
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

1.1	Equity Distribution Agreement.	Exhibit 1.1 to Form 8-K filed August 10, 2010.

1.2	Underwriting Agreement dated September 28, 2010.	Exhibit 1.1 to Form 8-K filed October 4, 2010.

3.1	Second Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-Q filed August 3, 2010.

3.2	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Specimen 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2 to Form 10-Q filed November 3, 2009.

4.2a	Specimen Depositary Share representing 1/10 of one share of 8.70% Class B Series II Cumulative Redeemable Preferred Shares.	Exhibit 4.2a to Form 10-Q filed November 3, 2009.

4.3	Deposit Agreement by and among the Company and National City Bank, as Depositary.	Exhibit 4.5 to Form 8-A filed December 8, 2004.
.
4.5	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.5a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.5b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.12

Amended and Restated Credit Agreement Dated October 18, 2010 among the Company, as Borrower and PNC Bank, National Association as Administrative Agent and PNC Capital Markets, LLC, as Co-Lead Arranger and Book Manager and Wells Fargo Bank, N.A., as Syndication Agent and Wells Fargo Securities, LLC, as Co-Lead Arranger and U.S. Bank National Association, as Documentation Agent and The Several Lenders From Time To Time Parties Hereto, as Lenders.

Exhibit 4.12 to Form 10-Q filed November 3, 2010.

4.13

Credit Agreement Dated April 24, 2007 among the Company, as Borrower and National City Bank as Administrative Agent, Lead Arranger, and Book Manager and The Several Lenders From Time To Time Parties Hereto, as Lenders.

Exhibit 4.13 to Form 10-Q filed July 31, 2007.Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.15

First Amendment to Credit Agreement dated March 20, 2008, by and among the Company (as Borrower), National City Bank and other banks and financial institutions (the Lenders) and National City Bank (the Administrative Agent).

Exhibit 4.15 to Form 10-Q filed May 6, 2008.

4.16

Agreement regarding Master Financing Agreement dated December 22, 2009 by and between Wells Fargo Bank, National Association and the Company and Master Financing Agreement dated December 22, 2009 by and between Wells Fargo Bank, National Association and Federal Home Loan Mortgage Corporation.

Exhibit 4.17 to Form 10-Q filed May 4, 2010.

Certain of the Company's assets are subject to mortgage obligations each of which individually relates to indebtedness totaling less than 10.0% of the total assets of the Registrant.  The Registrant hereby agrees to furnish a copy of such agreements to the Commission upon its request.

Filed herewith or
incorporated herein
Number	Title	by reference

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.1	Stock Option Plan.	Exhibit 10.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.2a	Employment Agreement between Associated Estates Realty Corporation and Martin A. Fishman dated October 25, 2010.	Exhibit 10.1 to Form 8-K filed October 25, 2010.

10.3	Amended and Restated 2001 Equity-Based Award Plan.	Exhibit 10.4 to Form 10-K filed March 29, 1995.

10.3a	Amendment to Associated Estates Realty Corporation Amended and Restated Equity based Award Plan.	Exhibit 10.7a to Form 10-K filed February 25, 2009.

10.3b	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award	Exhibit 10.7 to Form 10-K
	Plan.	filed February 25, 2009.

10.8	Associated Estates Realty Corporation Supplemental Executive Retirement Plan	Exhibit 10.7b to Form 10-K
	(Restated).	filed February 25, 2009.

10.9	Form of Share Option Agreement by and among the Company and its Non-Management Directors.	Exhibit 10.14 to Form 10-K filed March 30, 1993.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form 10-K filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION

Consolidated Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the
years ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules:

II - Valuation and Qualifying Accounts	F-37

III - Real Estate and Accumulated Depreciation at December 31, 2010	F-38

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 23, 2011

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share amounts)	2010	2009
ASSETS
Real estate assets
Land	$169,955	$107,815
Buildings and improvements	1,003,909	798,321
Furniture and fixtures	33,690	29,710
Construction in progress	2,735	4,797
Gross real estate	1,210,289	940,643
Less: accumulated depreciation	(335,289)	(302,108)
Real estate, net	875,000	638,535
Cash and cash equivalents	4,370	3,600
Restricted cash	8,959	7,093
Accounts and notes receivable, net
Rents	1,238	1,115
Construction	9,119	-
Other	1,110	2,045
Goodwill	1,725	1,725
Other assets, net	16,714	8,392
Total assets	$918,235	$662,505
LIABILITIES AND EQUITY
Mortgage notes payable	$463,166	$487,556
Unsecured revolving credit facility	92,500	12,500
Unsecured debt	-	25,780
Total debt	555,666	525,836
Accounts payable, accrued expenses and other liabilities	30,545	27,307
Dividends payable	7,242	2,849
Resident security deposits	3,256	2,956
Accrued interest	2,568	2,288
Total liabilities	599,277	561,236
Noncontrolling redeemable interest	1,734	1,829
Shareholders' equity
Preferred shares, without par value; 9,000,000 shares authorized;
8.70% Class B Series II Cumulative Redeemable, $250 per share liquidation preference, 232,000 issued and 193,050 outstanding
at December 31, 2009	-	48,263
Common shares, without par value, $.10 stated value; 91,000,000 authorized, 46,570,763 issued and 41,380,205 outstanding at
December 31, 2010 and 41,000,000 authorized, 22,995,763 issued
and 16,675,826 outstanding at December 31, 2009	4,657	2,300
Paid-in capital	574,994	283,090
Accumulated distributions in excess of accumulated net income	(205,021)	(168,822)
Accumulated other comprehensive loss	-	(1,420)
Less: Treasury shares, at cost, 5,190,558 and 6,319,937 shares
at December 31, 2010 and December 31, 2009, respectively	(58,446)	(63,971)
Total shareholders' equity attributable to AERC	316,184	99,440
Noncontrolling interest	1,040	-
Total equity	317,224	99,440
Total liabilities and equity	$918,235	$662,505

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
REVENUE
Property revenue	$135,847	$127,972	$127,848
Management and service company revenue:
Fees, reimbursements and other	817	1,287	1,784
Construction and other services	17,051	1,160	1,010
Total revenue	153,715	130,419	130,642
EXPENSES
Property operating and maintenance	57,585	54,802	54,061
Depreciation and amortization	39,639	34,937	35,913
Direct property management and service company expense	745	1,107	1,624
Construction and other services	16,623	1,745	1,338
General and administrative	15,684	14,024	13,769
Costs associated with acquisitions	599	-	-
Total expenses	130,875	106,615	106,705
Operating income	22,840	23,804	23,937
Interest income	34	46	132
Interest expense	(31,704)	(34,220)	(35,660)
(Loss) income before gain on insurance recoveries,
equity in income of joint venture, and income
from discontinued operations	(8,830)	(10,370)	(11,591)
Gain on insurance recoveries	245	665	-
Equity in net income of joint venture	-	-	1,502
(Loss) income from continuing operations	(8,585)	(9,705)	(10,089)
Income from discontinued operations:
Operating income (loss)	-	568	(433)
Gain on disposition of properties	-	15,400	45,202
Income from discontinued operations	-	15,968	44,769
Net (loss) income	(8,585)	6,263	34,680
Net income attributable to noncontrolling redeemable interest	(51)	(53)	(53)
Net (loss) income attributable to AERC	(8,636)	6,210	34,627
Preferred share dividends	(2,030)	(4,199)	(4,655)
Preferred share repurchase costs	(993)	-	(143)
Discount on preferred share repurchase	-	-	2,289
Allocation to participating securities	-	(423)	(730)
Net (loss) income applicable to common shares	$(11,659)	$1,588	$31,388

Earnings per common share - basic and diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.38)	$(0.85)	$(0.78)
Income from discontinued operations	-	0.95	2.71
Net (loss) income applicable to common shares	$(0.38)	$0.10	$1.93

Weighted average shares outstanding - basic and diluted	30,421	16,516	16,262

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,
(In thousands, except share data)	2010	2009	2008
Common shares outstanding
Balance outstanding at beginning of period	16,675,826	16,556,221	16,353,700
Issuance of common shares	23,575,000	-	-
Shares purchased	(51,424)	(33,515)	(21,003)
Shares issued from treasury for stock option exercises	615,724	47,500	180,021
Restricted share activity, net	565,079	105,620	43,503
Balance outstanding at end of period	41,380,205	16,675,826	16,556,221
Preferred shares outstanding
Balance outstanding at beginning of period	193,050	193,050	220,850
Purchase and retirement of Class B Series II Cumulative Redeemable Preferred Shares	(193,050)	-	(27,800)
Balance outstanding at end of period	-	193,050	193,050
Noncontrolling redeemable interest
Balance outstanding at beginning of period	$1,829	$1,829	$1,829
Redemption of operating partnership units	(95)	$-	$-
Balance outstanding at end of period	$1,734	$1,829	$1,829
Preferred shares
Balance outstanding at beginning of period	$48,263	$48,263	$55,213
Purchase and retirement of Class B Series II Cumulative Redeemable Preferred Shares	(48,263)	-	(6,950)
Balance outstanding at end of period	-	48,263	48,263
Common shares (at $.10 stated value)
Balance outstanding at beginning of period	2,300	2,300	2,300
Issuance of common shares	2,357	-	-
Balance outstanding at end of period	4,657	2,300	2,300
Paid-in capital
Balance outstanding at beginning of period	283,090	282,501	281,152
Share based compensation	1,936	538	1,294
Reclassification of deferred directors' compensation	2,233	-	-
Shares issued from treasury for stock option exercises	414	51	(88)
Issuance of common shares	286,328	-	-
Purchase and retirement of Class B Series II Cumulative Redeemable Preferred Shares	993	-	143
Balance outstanding at end of period	574,994	283,090	282,501
Accumulated distributions in excess of accumulated net income
Balance outstanding at beginning of period	(168,822)	(159,595)	(180,436)
Net (loss) income	(8,585)	6,263	34,680
Net income attributable to noncontrolling redeemable interest	(51)	(53)	(53)
Share based compensation	9	6	8
Purchase and retirement of Class B Series II Cumulative Redeemable Preferred Shares	(993)	-	2,146
Common share dividends declared	(24,549)	(11,244)	(11,285)
Preferred share dividends declared	(2,030)	(4,199)	(4,655)
Balance outstanding at end of period	(205,021)	(168,822)	(159,595)
Accumulated other comprehensive loss
Balance outstanding at beginning of period	(1,420)	(2,899)	(1,050)
Change in fair value of hedge instruments	1,420	1,479	(1,849)
Balance outstanding at end of period	-	(1,420)	(2,899)
Treasury shares (at cost)
Balance outstanding at beginning of period	(63,971)	(64,949)	(67,393)
Purchase of common shares	(634)	(179)	(221)
Share based compensation	1,155	807	734
Shares issued from treasury for stock option exercises	5,004	350	1,931
Balance outstanding at end of period	(58,446)	(63,971)	(64,949)
Noncontrolling interest
Balance outstanding at beginning of period	-	-	-
Noncontrolling interest	1,040	-	-
Balance outstanding at end of period	1,040	-	-
Total shareholders' equity	$317,224	$99,440	$105,621

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash flow from operating activities:
Net (loss) income	$(8,585)	$6,263	$34,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	39,639	35,412	37,867
Loss on fixed asset replacements write-off	69	60	288
Gain on disposition of properties	-	(15,400)	(45,202)
Gain on insurance recoveries	(245)	(665)	-
Amortization of deferred financing costs and other, net	1,415	1,225	1,295
Write-off of unamortized debt procurement costs	727	-	-
Share-based compensation	3,069	1,952	1,893
Equity in net income of joint venture	-	-	(1,502)
Net change in assets and liabilities:
Accounts and notes receivable - construction	(9,119)	-	-
Accounts and notes receivable - other	705	613	210
Accounts payable and accrued expenses - construction	5,500	-	-
Accounts payable and accrued expenses - other	686	2,292	(3,982)
Other operating assets and liabilities	(350)	(452)	(882)
Total adjustments	42,096	25,037	(10,015)
Net cash flow provided by operations	33,511	31,300	24,665
Cash flow from investing activities:
Recurring fixed asset additions	(7,067)	(7,807)	(8,873)
Revenue enhancing/non-recurring fixed asset additions	(7,945)	(4,822)	(3,819)
Net proceeds from disposition of operating properties	-	32,746	88,347
Acquisition fixed asset additions	(266,283)	(4,526)	(34,604)
Other investing activity	(2,137)	859	-
Net cash flow (used for) provided by investing activities	(283,432)	16,450	41,051
Cash flow from financing activities:
Principal payments on mortgage notes payable	(3,122)	(2,999)	(2,865)
Repayments of mortgage notes payable	(78,268)	(72,096)	(42,851)
Payment of debt procurement costs	(3,875)	(751)	(646)
Proceeds from mortgage notes obtained	57,000	52,450	-
Revolver borrowings	288,950	141,350	149,175
Revolver repayments	(208,950)	(150,350)	(147,675)
Principal repayments of unsecured trust preferred securities	(25,780)
Common share dividends paid	(19,821)	(11,277)	(11,105)
Preferred share dividends paid	(2,030)	(4,199)	(4,655)
Operating partnership distributions paid	(51)	(53)	(53)
Purchase of operating partnership units	(59)	-	-
Exercise of stock options	5,418	403	1,843
Issuance of common shares	288,835	-	-
Purchase of preferred and/or treasury shares	(634)	(179)	(4,882)
Redemption of preferred shares	(48,263)	-	-
Noncontrolling interest investment in partnership	1,040	-	-
Other financing activities, net	301	-	-
Net cash flow provided by (used for) financing activities	250,691	(47,701)	(63,714)
Increase in cash and cash equivalents	770	49	2,002
Cash and cash equivalents, beginning of period	3,600	3,551	1,549
Cash and cash equivalents, end of period	$4,370	$3,600	$3,551

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business

We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily property management, development, acquisition, disposition, construction, operation and ownership activities involving multifamily residential real estate.  Our primary source of income is rental revenue.  Additional income is derived from construction services. We own a taxable REIT subsidiary that performs construction services for our own account and for third parties.  During 2010, a second taxable REIT subsidiary completed its final asset management service contract for a third party owner.  As of December 31, 2010, our operating portfolio consisted of 52 apartment communities containing 13,622 units in eight states that are owned, either directly or indirectly through subsidiaries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, the two taxable REIT subsidiaries (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999), an Operating Partnership structured as a DownREIT in which we own an aggregate 97.6% equity interest as of December 31, 2010 and 2009 and a partnership in which we are a 90.0% partner.

Limited partnership interests held by others in the Operating Partnership we control is reflected as "Noncontrolling redeemable interest" in the Consolidated Balance Sheets and the partnership in which we are a 90.0% partner is reflected as “Noncontrolling interest” in the Consolidated Balance Sheets.  Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement and the partnership agreement.  The DownREIT structure enabled us to acquire multifamily real estate assets in an operating partnership entity that is separate from other properties that we own.  In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units.  One of the properties was sold in October 2005.  The operating partnership units entitle the holders to exchange their partnership units at some future time for common shares or to redeem partnership units for cash (at our option).  We are the DownREIT general partner.  All significant intercompany balances and transactions have been eliminated in consolidation.

We own 100% of the common stock of all REIT subsidiaries included in our consolidated financial statements.

Segment Reporting

All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 88.4% of our consolidated revenue for 2010.  Our subsidiary, Merit, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  For 2010 construction services provided approximately 11.1% of our consolidated revenue.  As a result, we have determined that as of December 31, 2010 we have two reportable segments, which are multifamily properties and construction and other services.

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

We discontinue the depreciation of assets that we have specifically identified as held for sale.  There were no properties classified as held for sale at December 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying value of our held for sale investment real estate assets when a triggering event occurs.  Factors we consider in evaluating impairment of existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature.  Real estate assets held for investment are not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date.  If any real estate asset held for investment is considered impaired, a loss is recorded to reduce the carrying value of the asset to its fair value.

We periodically classify real estate assets as held for sale.  See Note 2 for a discussion of our policy regarding classification of a property as held for sale.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  No impairments were recorded for the years ended December 31, 2010, 2009 and 2008.

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

We are reimbursed for expenses incurred in connection with the management of properties for third parties.  We are the primary obligor for these expenses, which are primarily salaries and benefits relating to employees at these properties, and therefore we record these reimbursements as management and service company revenue (included in "Fees, reimbursements and other") and as expenses (included in "Direct property management and service company expense").  For the years ended December 31, 2010, 2009 and 2008, the reimbursements shown as revenue were equivalent to the expenses, which were $442,000, $663,000 and $1.1 million, respectively.

During 2010, all remaining management contracts with third parties were terminated, both property and asset management contracts, and as such, will no longer record such fees.

Advertising Costs

We recognize advertising costs as expense when incurred.  The total amount charged to advertising expense for the years ended December 31, 2010, 2009 and 2008, were $1.5 million, $1.6 million and $1.7 million, respectively.  There were no advertising costs reported as assets for the years ended December 31, 2010 and 2009.

Share-Based Compensation

We account for share based compensation using the fair value method to recognized compensation cost.  See Note 14 for information about share-based compensation and our equity based award plans.

Noncontrolling Redeemable Interest

In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units").  Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares.  If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount.  As of December 31, 2010, all units presented to date for redemption had been redeemed for cash.  There were 4,252 units redeemed for a total of $59,000 during 2010.  There were 74,083 OP units remaining as of December 31, 2010.

Noncontrolling Interest

On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee.  We contributed $9.4 million to the partnership and hold a 90.0% equity interest.  We have determined that this entity is not a variable interest entity and that we hold a controlling financial interest in the entity.  As such, this entity is included in our consolidated financial statements.  We have also determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity.

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

Our two REIT subsidiaries have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code.  Accordingly, these TRS entities separately account for income taxes.  Taxes are recorded for these two TRS subsidiaries to the extent they recognize net profits for both financial statement and income tax purposes.  The 2010, 2009 and 2008 net operating loss carry forwards for these two TRS subsidiaries, in the aggregate, are approximately $9.1 million, $9.7 million and $8.9 million, respectively, and expire during the years 2018 to 2030.

The gross deferred tax assets were $5.2 million, $5.4 million and $5.0 million at December 31, 2010, 2009 and 2008, respectively, and relate principally to net operating losses of the two TRS subsidiaries.  Gross deferred tax liabilities of $250,000, $223,000 and $159,000 at December 31, 2010, 2009 and 2008, respectively, relate primarily to tax basis differences in fixed assets and intangibles.  The deferred tax valuation allowance was $4.9 million, $5.2 million and $4.9 million at December 31, 2010, 2009 and 2008, respectively.  We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized.  The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.

At December 31, 2010 and 2009, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $55.6 million and $37.9 million, respectively.

Reconciliation Between GAAP Net (Loss) Income and Taxable Income

	Year Ended December 31,
(In thousands)	2010	2009	2008

GAAP net (loss) income	$(8,636)	$6,210	$34,627
Add: GAAP net loss (income) of taxable REIT subsidiaries
and noncontrolling interest in joint venture, net	(187)	802	2,058
GAAP net (loss) income from REIT operations (1)	(8,823)	7,012	36,685

Add: Book depreciation and amortization	41,054	36,637	39,162
Less: Tax depreciation and amortization	(28,019)	(26,039)	(27,090)
Book/tax differences on losses from
capital transactions	-	(3,695)	(33,105)
Other book/tax differences, net	(3,524)	1,346	(651)
Taxable income before adjustments	688	15,261	15,001
Less: Capital gain	-	(11,653)	(13,722)
Taxable income subject to dividend requirement	$688	$3,608	$1,279

(1)	All adjustments to GAAP net (loss) income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and noncontrolling interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

	Year Ended December 31,
(In thousands)	2010	2009	2008

Cash dividends paid	$21,851	$15,476	$15,760
Less: Dividends designated to prior year	-	-	-
Less: Portion designated as capital gain distribution	-	(11,654)	(13,721)
Less: Return of capital	(21,163)	(214)	(760)
Dividends paid deduction	$688	$3,608	$1,279

Dividends Per Share

Total dividends per common share and the related components for the years ended December 31, 2010, 2009 and 2008, as reported for income tax purposes, were as follows:

Year Ended December 31, 2010

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2010	$-	$0.170000	$-	$-	$0.170000
5/3/2010	-	0.170000	-	-	0.170000
8/2/2010	-	0.170000	-	-	0.170000
11/1/2010	-	0.170000	-	-	0.170000
	$-	$0.680000	$-	$-	$0.680000

Year Ended December 31, 2009

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/2/2009	$0.047816	$-	$0.122184	$0.087891	$0.170000
5/1/2009	0.047816	-	0.122184	0.087891	0.170000
8/3/2009	0.047816	-	0.122184	0.087891	0.170000
11/2/2009	0.047816	-	0.122184	0.087891	0.170000
	$0.191264	$-	$0.488736	$0.351564	$0.680000

Year Ended December 31, 2008

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2008	$0.021811	$0.023652	$0.124537	$0.123605	$0.170000
5/1/2008	0.021811	0.023652	0.124537	0.123605	0.170000
8/1/2008	0.021811	0.023652	0.124537	0.123605	0.170000
11/3/2008	0.021811	0.023652	0.124537	0.123605	0.170000
	$0.087244	$0.094608	$0.498148	$0.494420	$0.680000

Preferred dividends of $2.0 million, $4.2 million and $4.7 million were paid for the years ended December 31, 2010, 2009 and 2008, respectively, of which zero, $3.0 million, and $4.0 million, were designated as a capital gain dividend, respectively.

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

   Interest Rate Hedge Activity:  During 2007, we executed two interest rate swaps to hedge the cash flows of two existing variable rate loans.  In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings during the three months ended March 31, 2010.  This derivative matured in June 2010, and the change in fair value was recorded in earnings.  During December 2010, the second derivative matured and the change in fair value was recorded in earnings.

The following table presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets (see Note 8 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments

Liability Derivatives
	As of December 31, 2010		As of December 31, 2009
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as
Hedging Instruments:

Interest Rate Swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$-	expenses and other liabilities	$1,420

The following tables present the effect of our derivative financial instruments on the Consolidated Statements of Operations (see Note 17 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
(In thousands)	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing)
	Three	Twelve	or (Loss)	Three	Twelve	Derivative (Ineffective	Three	Twelve
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	December 31,	December 31,	into Income	December 31,	December 31,	from Effectiveness	December 31,	December 31,
Relationships	2010	2010	(Effective Portion)	2010	2010	Testing)	2010	2010

Interest rate swaps	$-	$(59)	Interest expense	$(130)	$(701)	Interest expense	$-	$(777)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
(In thousands)	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing)
	Three	Twelve	or (Loss)	Three	Twelve	Derivative (Ineffective	Three	Twelve
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	December 31,	December 31,	into Income	December 31,	December 31,	from Effectiveness	December 31,	December 31,
Relationships	2009	2009	(Effective Portion)	2009	2009	Testing)	2009	2009

Interest rate swaps	$69	$(772)	Interest expense	$662	$2,251	Interest expense	$-	$-

Amount of Gain or (Loss) Recognized
(In thousands)	in Income on Derivative
Location of Gain
	Or (Loss)	Twelve Months
	Recognized in	Ended
Derivatives Not Designated as	Income on	December 31,
Hedging Instruments	Derivative	2010

Interest Rate Swaps	Unrealized Gain or
(Loss) on Interest
	Rate Hedges	$(18)

Treasury Shares

We record the purchase of Treasury shares at cost.  From time to time, we may reissue these shares.  When shares are reissued, we account for the issuance based on the "First in, first out" method.  For additional information regarding treasury shares, see Note 11.  We commonly use our treasury shares to provide for restricted share award grants and return forfeited restricted shares to the status of treasury shares.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.

2.         ACQUISITION, DEVELOPMENT, CONSTRUCTION AND DISPOSITION ACTIVITY

Acquisition Activity

On May 18, 2010, we acquired Riverside Station, a 304-unit apartment community located in Woodbridge, Virginia for a purchase price of approximately $54 million.  We paid cash for this acquisition, a portion of which was funded with proceeds from our May 12, 2010, equity offering.  We determined that the fair value of the property was the same as the purchase price.  Subsequently, in September 2010, we obtained a $36.0 million first mortgage loan, which is secured by this property.

On September 15, 2010, we acquired The Ashborough, a 504-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million.  We used cash on hand and borrowings on our unsecured line of credit to fund the acquisition.  We determined that the fair value of the property was the same as the purchase price.  Subsequently, on October 1, 2010, we completed an equity offering, a portion of which was used to repay the borrowings on our unsecured line of credit.

On October 12, 2010, we acquired San Raphael Apartments, a 222-unit apartment community located in Dallas, Texas for a purchase price of approximately $21 million.  We paid cash for this acquisition, which was funded with proceeds from our October 1, 2010 equity offering.  We determined that the fair value of the property was the same as the purchase price.

On December 14, 2010, we acquired Westwind Farms, a 464-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million.  We used cash on hand and borrowings on our unsecured line of credit to fund the acquisition.  We determined that the fair value of the property was the same as the purchase price.

The following pro forma financial information is presented as if these acquisitions had occurred at the beginning of each period presented.  This information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such times:

	Year Ended December 31,
(Unaudited; in thousands, except per share data)	2010	2009

Pro forma revenue	$168,747	$145,451
Pro forma net income applicable to common shares	(13,900)	(653)

Earnings per common share - basic and diluted:
Pro forma net income applicable to common shares	$(0.46)	$(0.04)

The purchase price allocation for the properties acquired during 2010 was as follows:

(In thousands)
Land	$55,858
Buildings and improvements	187,481
Furniture and fixtures	3,116
Existing leases and tenant relationships (Other assets)(1)	8,481
Total	$254,936

(1)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.

On April 21, 2008, we acquired two apartment communities located in the Richmond, Virginia metropolitan area totaling 536 units for a purchase price of approximately $75 million and additional closing costs of $541,000.  The acquisition also included a 5.92 acre future development land parcel, adjacent to one of the properties.  This purchase was funded with the assumption of mortgage loans on the acquired properties, Section 1031 exchange cash proceeds received from the disposition of a property that we sold on March 19, 2008, and borrowings on our revolving credit facility.

Development Activity

During the quarter ended June 30, 2010, we completed the construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Total cost of development was approximately $6.8 million, which included $311,000 of capitalized interest.

Construction Activity

Our subsidiary, Merit, is engaged as a general contractor and construction manager that also acts as our in-house construction division as well as provides general contracting and construction management services to third parties.  Merit intends to concentrate its efforts on rehabilitation and ground-up construction projects, primarily for multifamily housing projects.  We account for construction contracts using the percentage-of-completion method.  Under this method, we recognize revenue in the ratio of costs incurred to total estimated costs, with any changes in estimates recognized in the period in which they are known on a prospective basis.  We recognized $17.1 million in revenue under this method during the twelve months ended December 31, 2010 and $393,000 in revenue during the twelve months ended December 31, 2009.  At December 31, 2010 we had $9.1 million still owed to us and reported on our Balance Sheets as accounts receivable.  There was no receivable at December 31, 2009.  For the year ended December 31, 2010 we reported costs of $15.0 million of which $5.4 million remained unpaid and was shown as accounts payable, accrued expenses and other liabilities at December 31, 2010.  For the year ended December 31, 2009 we reported $107,000 of costs with no amounts unpaid.

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

The following chart summarizes "Income from discontinued operations" for the years ended December 31, 2009 and 2008, respectively:

(In thousands)	2009	2008

Property revenue	$2,021	$9,147

Property operating and maintenance expense	(948)	(4,427)
Depreciation and amortization	(475)	(1,954)
Interest income	1	6
Interest expense(1)	(31)	(3,205)

Operating income (loss)	568	(433)
Gain on disposition of properties	15,400	45,202
Income from discontinued operations	$15,968	$44,769

(1)	Includes $2.0 million of defeasance/prepayment costs associated with the prepayment of mortgage loans in 2008.

3.         RESTRICTED CASH

Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance.  The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.

Restricted cash is comprised of the following:

	December 31,
(In thousands)	2010	2009

Resident security deposits	$1,061	$1,038
Other escrows	1,349	300
Escrows and reserve funds for replacements
required by mortgages	6,549	5,755
	$8,959	$7,093

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held.  Other escrows represent funds deposited with lending institutions as a good faith deposit in connection with our application for mortgage loans to be funded in the future.   These funds are held in short-term investments.  Certain reserve funds for replacements are invested in a combination of money market funds and certificates of deposit with maturities less than 18 months.

4.         GOODWILL AND OTHER ASSETS

Goodwill

We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2010 determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such there were no changes to the carrying value of goodwill as of December 31, 2010.  In performing this analysis, we use a multiple of revenues as applied to a range of potential alternatives.  We then assign a probability to the various alternatives under our consideration.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net

Other assets, net, consist of the following:

	December 31,
(In thousands)	2010	2009

Intangible assets	$8,481	$8,478
Deferred financing and leasing costs	5,896	8,699
Less: accumulated amortization	(2,219)	(13,510)
	12,158	3,667
Prepaid expenses	3,924	4,153
Other assets	632	572
	$16,714	$8,392

Property Acquisitions.  We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.

In connection with four property acquisitions completed during 2010, as discussed in Note 2, we recorded total intangible assets in the amount of $8.5 million related to existing leases and tenant relationships, which are being amortized over 12 months.

In connection with two property acquisitions completed during 2008, as discussed in Note 2, we recorded total intangible assets in the amount of $2.5 million related to existing leases, which were amortized over 12 months, and $890,000 related to tenant relationships, which were amortized over 16 months.

Information related to intangible assets at December 31, 2010 is as follows:

(In thousands)

Gross carrying amount	$8,481
Less: accumulated amortization	(2,219)
Balance as of December 31, 2010	$6,262

The aggregate intangible asset amortization expense for the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $1.2 million and $3.9 million, respectively.

Deferred Financing and Leasing Costs

Amortization expense for deferred financing and leasing costs, including amortization classified in income from discontinued operations, was $1.4 million, $1.2 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

5.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$98,212	7.7%	$115,464	7.7%
Mortgages payable - other	330,648	5.7%	337,241	5.8%
Unsecured borrowings	-	-	25,780	7.9%
Total fixed rate debt	428,860	6.2%	478,485	6.4%

VARIABLE RATE DEBT
Mortgages payable	34,306	4.7%	34,851	4.7%
Unsecured revolving credit facility	92,500	2.7%	12,500	2.6%
Total variable rate debt	126,806	3.2%	47,351	4.1%
Total debt	$555,666	5.5%	$525,836	6.2%

Real estate assets pledged as collateral for all debt had a net book value of $514.6 million and $475.6 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2011	$53,464
2012	80,748
2013	224,709
2014	44,538
2015	21,000
Thereafter	131,207
$555,666

Cash paid for interest was $30.2 million, $33.7 million and $37.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Cash paid for interest does not include capitalized interest of $300,000 and $119,000 for the years ended December 31, 2010 and 2009, respectively.  However, cash paid for interest includes $2.0 million of defeasance and other prepayment costs that were paid during the year ended December 31, 2008.

 During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  We removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  We received defeasance refunds of $553,000 and $563,000 for the twelve months ended December 31, 2010 and 2009, respectively, which were included as a reduction to interest expense.  It is possible that we may receive additional refunds in the future, however such amounts cannot be estimated due to the uncertainty of future payments, and we believe that any amounts we may receive would not be material to our consolidated financial position, cash flow or results of operations.

The following table provides information on loans repaid at par as well as loans obtained during 2010:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Interest Rate		Amount	Rate		Maturity

Idlewylde	$42,000	5.9%		$-	N/A		N/A
Sterling Park	2,910	7.9%		-	N/A		N/A
Kensington Grove	3,172	7.9%		-	N/A		N/A
Spring Brook	4,351	7.9%		-	N/A		N/A
Western Reserve	4,835	7.9%		-	N/A		N/A
Riverside Station	-	N/A		36,000	5.1%		September 2020
Village at Avon	21,000	4.7%		21,000	4.6%		December 2015
Total / weighted average rate	$78,268	6.0%	(1)	$57,000	4.9%	(1)

(1)	Represents weighted average interest rate for the loans listed.

In 2008, we repaid or prepaid/defeased eight mortgage loans totaling $42.9 million, obtained two mortgage loans totaling $45.0 million and paid $2.0 million in defeasance/prepayment costs that are recognized in interest expense.  These costs were included in "Income from discontinued operations."

Mortgage Notes Payable

At December 31, 2010, mortgage notes payable consisted of:

•	22 project specific loans that are each collateralized by the respective real estate and resident leases; and
•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature.

At December 31, 2009, mortgage notes payable consisted of:

•	26 project specific loans that are each collateralized by the respective real estate and resident leases; and
•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature.

Mortgages payable generally require monthly installments of principal and/or interest and mature at various dates through 2046.  Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.

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

Unsecured Revolving Credit Facility

On October 18, 2010, the Company closed on a $250.0 million senior unsecured revolving credit facility.  This credit facility replaced the Company's $150.0 million line of credit.  This new facility has a three-year term with a one-year extension at the Company's option.  From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility.  As of December 31, 2010, the LIBOR-based rate is LIBOR plus 2.3% and the Prime-based rate is the prime rate plus 1.3%.  There were outstanding borrowings of $92.5 million on this facility at December 31, 2010, with a weighted average interest rate of 2.7%.  At December 31, 2009, there were outstanding borrowings of $12.5 million on our predecessor facility with a weighted average interest rate of 2.6%.

Unsecured Debt

On June 30, 2010, we redeemed all of our 7.92% Trust Preferred Securities at a cost of $26.3 million, which included accrued and unpaid interest up to but excluding the redemption date.  In connection with the issuance of the 7.92% Trust Preferred Securities in March 2005, we incurred issuance costs that were recorded as other assets and subsequently amortized to interest expense each period over the life of the securities.  We recognized the remaining unamortized balance of $727,000 of issuance costs as a charge to interest expense for the twelve months ended December 31, 2010.

6.         INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

            On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee.  We contributed $9.4 million to the partnership and hold a 90.0% equity interest.  We have determined that this entity is not a variable interest entity and that we hold a controlling financial interest in the entity.  As such, this entity is included in our consolidated financial statements.  We have also determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity.

On December 31, 2008, the joint venture in which we were a 50.0% partner sold the Affordable Housing property that it owned.  We accounted for our investment in this unconsolidated joint venture under the equity method of accounting as we exercised significant influence, but did not control this entity and were not required to consolidate it.  This investment was initially recorded at cost as investment in joint ventures and subsequently adjusted for equity in earnings, cash contributions and distributions, and our portion of the gain recognized upon the sale of the property was $1.6 million. The debt associated with this property was assumed by the buyer.

7.         COMMITMENTS AND CONTINGENCIES

Leases

We had no equipment leased under capital leases at December 31, 2010 and 2009.  We lease certain equipment and facilities under operating leases.  Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are immaterial.

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

Guarantees

Merit has posted performance and payment bonds and letters of credit that total approximately $19.0 million at December 31, 2010 to guaranty its performance under various construction contracts.  Merit has certain indemnification obligations owing to the bonding companies that issued the bonds and those obligations have been guaranteed by the Company.  The letters of credit have been issued under the Company's unsecured line of credit and, as such, the Company is directly liable in the event of a draw on any such letters of credit.  The Company, from time to time, may also guaranty other Merit obligations.

We routinely guaranty mortgage debt of our wholly owned subsidiaries and some subsidiaries that own unencumbered property guaranty the Company's obligations under the unsecured line of credit.  In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance.  Such indemnification obligations may not be subject to maximum loss clauses.  Historically, payments made related to these indemnifications have not been material.

8.         FAIR VALUE

Fair value amounts and disclosures should be based on the assumptions that market participants would use when pricing certain assets or liabilities.  Inputs used in determining fair value should be form the highest level available in the following hierarchy:

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

Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $555.7 million and $525.8 million at December 31, 2010 and 2009, respectively, have an estimated aggregate fair value of approximately $570.2 million and $520.1 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

9.         GAIN ON INSURANCE RECOVERIES

   During 2010 we settled a wind storm damage claim at one of our central Ohio properties for the aggregate sum of $245,000 which is net of our deductible.  In June 2009, we settled a wind storm damage insurance claim involving 13 of our central Ohio properties for the aggregate sum of $906,000, net of our deductible.  We recorded this settlement as a gain on insurance recoveries.  The roofs of five of these properties sustained extensive damage and were replaced.  In December 2009, we settled a fire damage insurance claim in which the clubhouse of one of our Ohio properties was destroyed by a fire for the aggregate sum of $271,000, net of our deductible.  We recorded this settlement as a gain on insurance recoveries.  We reported a gain on insurance recoveries of $665,000 in the Consolidated Statements of Income for the twelve months ended December 31, 2009, which represents insurance proceeds to be received in an amount greater than the depreciated carrying (book) value of assets written off and costs incurred to make repairs.

10.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2010	2009	2008

Dividends declared but not paid	$7,242	$2,849	$2,920
Assumption of debt in connection with property acquisition	-	-	45,002
Reclassification of original issuance costs related to repurchase
of preferred shares and related discount, net	-	-	2,146
Net change in accounts payable related to recurring fixed
asset additions	702	(203)	558
Reclassification of deferred directors' compensation	2,233	-	-

11.        COMMON, TREASURY AND PREFERRED SHARES

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

Treasury Shares

Our Board of Directors has authorized the repurchase of up to $75.0 million of our common and/or preferred shares.    As of December 31, 2010, we had repurchased 3,825,125 common shares under this plan at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million.

During the year ended December 31, 2010, a total of 153,576 restricted shares had vested and were issued from treasury shares.

Preferred Shares

We are authorized to issue a total of 9,000,000 Preferred Shares, designated as follows:

•	3,000,000 Class A Cumulative Preferred Shares, of which 225,000 have been designated as 9.75% Class A Cumulative Redeemable Preferred Shares and were redeemed in 2005.
•

3,000,000 Class B Cumulative Preferred Shares, of which 400,000 have been designated as Class B Series I Cumulative Preferred Shares reserved for issuance in connection with our Shareholder Rights Plan and 232,000 have been designated as 8.70% Class B Series II Cumulative Redeemable Preferred Shares and are discussed below.

•	3,000,000 Noncumulative Preferred Shares.
F-24

8.70% Class B Series II Cumulative Redeemable Preferred Shares.  On June 7, 2010, we redeemed all of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date.  In connection with the issuance of the 8.70% Class B Preferred Shares in December 2004, we incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders' equity.  We recognized the $1.0 million of issuance costs as a reduction in net earnings to arrive at a net (loss) income applicable to common shares for the twelve months ended December 31, 2010.

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

12.        EARNINGS PER SHARE

In June 2008, the FASB issued guidance which clarifies that non-vested awards containing non-forfeitable dividend rights are participating securities and are therefore required to be included in the computations of basic and diluted earnings per share.  This guidance was effective for us January 1, 2009, and requires retrospective application to all periods presented.

There were 770,000, 1.4 million and 1.4 million options to purchase common shares outstanding at December 31, 2010, 2009 and 2008, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the years presented as their inclusion would be anti-dilutive to the net loss applicable to common shares from continuing operations.

The exchange of Operating Partnership noncontrolling redeemable interest into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Numerator - basic and diluted:
(Loss) income from continuing operations	$(8,585)	$(9,705)	$(10,089)
Net income attributable to noncontrolling redeemable interest	(51)	(53)	(53)
Preferred share dividends	(2,030)	(4,199)	(4,655)
Preferred share redemption/repurchase costs	(993)	-	(143)
Discount on preferred share repurchase	-	-	2,289
(Loss) income from continuing operations applicable to common shares	$(11,659)	$(13,957)	$(12,651)

Income from discontinued operations	$-	$15,968	$44,769
Allocation to participating securities	-	(423)	(730)
Income from discontinued operations applicable to common shares	$-	$15,545	$44,039

Denominator - basic and diluted:	30,421	16,516	16,262

Net income applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.38)	$(0.85)	$(0.78)
Income from discontinued operations	-	0.95	2.71
Net (loss) income applicable to common shares - basic and diluted	$(0.38)	$0.10	$1.93

13.        EMPLOYEE BENEFIT PLANS

We offer medical, dental, vision and life insurance benefits to those employees who have completed their 90-day introductory period.  Employees who have completed six months of service are eligible for an educational assistance program and to participate in the 401(k) plan and employees who have completed one year of service are provided with long-term disability coverage.  Additionally, we offer employees an opportunity to purchase a variety of supplemental benefits for their own account at no expense to the Company.

We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 50.0% of their gross wages.  After one year of participation, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% of their wages.  We recorded expense in relation to this plan of approximately $112,000, $85,000 and $116,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997.  This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive.  This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board.  The SERP provides for us to make a contribution accrual to the account of each of the participating officers at the end of each plan year.  The accrual amount is a percentage of eligible earnings (including base salary and cash payments under the Annual Incentive Plan) that is set by the Committee.  Contribution accruals will not be taxable to the participant, other than social security and federal unemployment taxes once vested, until distribution.  The account balances accrue interest each year at a rate determined by the Executive Compensation Committee of the Board to approximate the Company's weighted average cost of capital.  In January 2007, the Executive Compensation Committee revised the annual contribution accruals such that the accounts of participants not vested as of January 1, 2007, would no longer receive annual contribution accruals, however their accounts will continue to accrue interest.

The following table summarizes the changes in SERP balances for the years ended December 31, 2010, 2009 and 2008:

	Supplemental Executive Retirement Plan Benefit
	for the year ended December 31,
(In thousands)	2010	2009	2008

Balance at beginning of period	$1,774	$1,545	$1,337
Service cost	98	101	97
Interest cost	147	128	111
Balance at end of period	$2,019	$1,774	$1,545

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

A total of 750,000 common shares were made available for awards under the Plan.  The Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares.  At December 31, 2010, we had 352,111 common shares available for awards under this plan.  There were no options outstanding under this plan.

Year 2001 Equity Incentive Plan

Our 2001 Equity Incentive Plan was adopted by the Board on December 8, 2000.  On May 4, 2005, our shareholders approved the Amended and Restated 2001 Equity-Based Award Plan (the "Plan").  The Plan was amended to (i) allow for the shares reserved for issuance to be listed on the New York Stock Exchange pursuant to the rules of the exchange, (ii) allow us to grant options that qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, (iii) allow compensation attributable to equity based awards under the Plan to qualify as "performance-based compensation," as defined in the Internal Revenue Code, and (iv) increase the number of common shares available for awards by 750,000 common shares.  The Plan provides for equity award grants to our officers, employees and directors.  Equity awards available under the Plan include stock options, share appreciation rights, restricted shares, deferred shares and other awards based on common shares.  The aggregate number of common shares subject to awards under the Plan was increased to 2,250,000 from 1,500,000.  At December 31, 2010, there were no common shares available for awards under this plan.  There were 542,640 options outstanding under this plan, of which 476,640 were exercisable, at December 31, 2010.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Equity-Based Incentive Compensation Plan

The Equity-Based Incentive Compensation Plan (the "Omnibus Equity Plan") expired February 20, 2005, and therefore no additional shares/awards will be granted under this plan.  At December 31, 2010, there were 227,000 options outstanding and exercisable under this plan.  These options will remain in effect according to the original terms and conditions of the plan.  This plan provided key employees equity or equity based incentives under which 1.4 million of our common shares had been reserved for awards of share options and restricted shares.  Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof.

Share-Based Compensation

Since 2007, our share-based compensation awards have consisted primarily of restricted shares.  We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company.  Certain of our share-based awards require only continued service with the company to vest.  These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date.  We recognize compensation cost on these awards on a straight-line basis.  In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest and the date at which they will vest is dependent upon the achievement of specified performance goals and/or market conditions.  Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest and the period of time in which they will vest.  Compensation cost for awards dependent upon market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period.  We estimate the amount of expected forfeitures when calculating compensation costs.  The forfeiture rates we use were calculated based on our historical forfeiture activity, adjusted for activity that we believe is not representative of expected future activity.

During the year ended December 31, 2010, 2009 and 2008, we recognized total share-based compensation cost of $2.9 million, $2.0 million and $1.9 million in "General and administrative expense."

Stock Options.  We use the Black-Scholes option pricing model to estimate the fair value of share-based awards.  There were 20,000, 58,000, and zero options granted in 2010, 2009 and 2008, respectively.  The weighted average Black-Scholes assumptions and fair value for 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009

Expected volatility	38.8%	39.1%
Risk-free interest rate	1.8%	2.6%
Expected life of options (in years)	7.1	6.4
Dividend yield	4.9%	8.4%
Grant-date fair value	$3.27	$1.38

The expected volatility was based upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted.  The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options.  The expected life was derived using our historical experience for similar awards.  The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

The following table represents stock option activity for the year ended December 31, 2010:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	1,365,364	$9.37
Granted	20,000	$14.00
Exercised	615,724	$8.80
Forfeited	-	$-
Outstanding at end of period	769,640	$9.94	4.8 years
Exercisable at end of period	703,640	$9.93	4.5 years

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2010, was $4.1 million and $3.7 million, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $79,000, and $697,000, respectively.

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

The following table represents restricted share activity for the year ended December 31, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	184,339	$7.15
Granted	571,033	$7.45
Vested	153,576	$8.38
Forfeited	5,954	$8.25
Nonvested at end of period	595,842	$6.69

A portion of the restricted shares granted during 2010 were awards in which the number of shares that will ultimately vest are subject to market conditions.  The total estimated grant-date fair value of these awards, including the awards that were deferred, as discussed in Note 15, was $1.1 million.  We used the Monte Carlo method to estimate the fair value of these awards.  The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics.  There were one million simulation paths used to estimate the fair value of these awards.  The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods.  The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods.  The expected life used was the market condition performance periods.

The following table represents the assumption ranges used in the Monte Carlo method during 2010:

Expected volatility - AERC	31.8% to 63.1%
Expected volatility - peer group	24.2% to 68.1%
Risk-free interest rate	0.1% to 1.5%
Expected life (performance period)	3 years

The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2010, 2009 and 2008 was $7.46, $5.37 and $10.45, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $1.0 million and $583,000, respectively.  At December 31, 2010, there was $2.6 million of unrecognized compensation cost related to non-vested restricted share awards that we expect to recognize over a weighted average period of 2.4 years.

15.        DIRECTOR/EXECUTIVE COMPENSATION

Elective Deferred Compensation Program

The Associated Estates Realty Corporation Elective Deferred Compensation Program is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue Code, which strictly regulates the timing of elections and payment.  Eligibility under the plan shall be determined by the Executive Compensation Committee or its designee, and at December 31, 2010, each of our appointed and/or elected officers was eligible.

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

The plan also permits the deferral of the receipt of restricted shares granted under the Equity-Based Award Plan, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units.  Dividend credits shall be made to such account in the form of share equivalent units.  Distribution of amounts reflected by such share equivalents will be made in the form of shares.  The vesting of share equivalent units (together with associated dividend credits) occurs on the same schedule as the restricted shares that had been deferred.

The plan allows for in-service and separation sub-accounts to permit election of distribution at either a specified date or following separation.  Payment of each deferral under the plan will be made in the form specified in the participant's election, and may be in the form of a lump sum or annual installment payments over a period not to exceed four years.  Payment of each deferral under the plan will be made on account of separation from service, death, or disability, or at a time specified by the participant, within the parameters set forth in the plan.  Re-deferral elections are permitted within the parameters set forth in the plan.  Accounts will be distributed upon a change of control, and distribution due to unforeseen financial hardship is also possible.  At December 31, 2010 and 2009, there were 242,621 and 311,583 share equivalent units, respectively, deferred under this plan.

Director’s Deferred Compensation Plan

The Directors' Deferred Compensation Plan allows persons serving as non-employee Directors the option of deferring receipt of compensation otherwise payable to them for their services as Directors and creates an opportunity for appreciation of the amount deferred based upon appreciation of our Common Shares.

Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director.  Fees for each period are converted to "share units" and credited to the deferral account as they are earned.  This plan also permits the deferral of the receipt of restricted shares granted, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units.  Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment.  Share units representing deferred fees and dividend units are vested at all times.  Share units representing deferred restricted shares (together with associated dividend credits) vest on the same schedule as the restricted shares that were deferred.  In December 2009 and effective on January 1, 2010, this plan was modified such that all distributions from the plan will be in the form of our common shares instead of cash, except for distributions with a commencement date of December 31, 2009 or prior, which will be made in cash.  As a result, the value of the deferred compensation is included in "Paid-in Capital" in the Consolidated Balance Sheets and is not adjusted based upon subsequent changes in the price of our common shares.  At December 31, 2010, there were 270,679 share equivalent units under this plan, of which 134,479 units represent the deferral of cash fees earned.  Prior to this modification, the total value of the deferred compensation had been adjusted for changes in our common share price and was included in "Accounts payable and accrued expenses" in the Consolidated Balance Sheets.  At December 31, 2009, the total value of this plan included in Accounts payable and accrued expenses was $2.5 million.  Distributions of $69,000 and $24,000 were made from this account during 2010 and 2009, respectively.

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

Annual Incentive Plan

In February 2010, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers.  Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities.  The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our four "Named Executive Officers."  Officers are rewarded for accomplishing our short-term financial and business unit objectives.  In 2010, annual incentive opportunities for the Officers were determined at the discretion of the Committee.  The Committee based its determination on one or more of the following measures of corporate performance: same property net operating income; physical occupancy; property operating margins; fixed charge coverage; interest coverage; total shareholder return (actual and relative to a selected peer group of multifamily REITs); financing activity; performance against budget; execution of strategic objectives; leverage ratios; funds available for distribution and adjusted funds from operations.  Business unit and individual performance were also considered.  The Committee reviewed our earnings results each quarter and assessed management's performance.  No specific targets or weightings amongst the aforementioned performance metrics were established.  The Officers earned annual incentives of approximately $1.7 million, $1.3 million and $1.4 million in cash in 2010, 2009 and 2008, respectively.

Long-Term Incentive Plan

Our Long-Term Incentive Plan ("LTIP") that is intended to create a stronger link to shareholder returns, reward long-term performance and foster retention of the executives.  The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our four "Named Executive Officers."  Each Officer has threshold, target and maximum award opportunities established that are expressed as a percentage of base salary.  The framework of the LTIP includes a single-year and multi-year component.

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

In February 2010, the Committee approved the terms of the 2010 single-year component of the LTIP.  This component focused primarily on interest coverage and fixed charge coverage financial ratios and same property NOI over a one-year period, however the level of achievement under this component was determined at the discretion of the Committee.  Officers earned approximately $1.5 million under the 2010 single-year LTIP.

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

Multi-year component.  The multi-year component focuses on performance over a three year measurement period.  Grants under the multi-year component are issued and metrics and objectives are established every three years.  Any shares that are earned at the end of the measurement period will vest one year from the end of such measurement period.  Restricted shares have voting rights and dividends accrue and earn interest at a rate determined by the Executive Compensation Committee during the restricted period.  Only the dividends and accrued interest attributable to shares that vest will be paid when such shares vest.

In February 2010, the Committee approved the terms of the 2010 multi-year component.  This component focuses on absolute and relative cumulative total shareholder return over the three year period and continued employment with the Company.  Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers with a value of $4.0 million.

In February 2007, the Committee approved the terms of the 2007 multi-year component.  This component focused on cumulative total shareholder return over the three year period and continued employment with the Company.  Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2007 with a value of $3.3 million.  The total shareholder return objectives under the 2007 plan were not met and only the shares attributable to continued employment with the Company vested on December 31, 2010, which had a value of $403,000 when granted.

16.        SEGMENT REPORTING

We have two reportable segments which are multifamily properties and construction and other services.  Our multifamily properties segment owns and manages multifamily communities and our construction and other services segment is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.

The accounting policies of our segments are the same as those described in Note 1, “Basis of Presentation and Accounting Policies.”  All of our properties are multifamily communities that have similar economic characteristics.  We evaluate the performance of our properties on an individual and segment basis based on property NOI.  See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI to consolidated net (loss) income attributable to AERC in accordance with GAAP.  We evaluate the performance of our construction and other services segment based on income from construction services, which includes direct as well as allocated general and administrative expenses.

Segment information for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Revenue
Property operations
Total segment revenue	$135,847	$127,972	$127,848
Less: Intersegment revenue	-	-	-
Total net segment revenue	135,847	127,972	127,848

Construction and other services
Total segment revenue	22,524	1,160	1,010
Less: Intersegment revenue	(5,473)	-	-
Total net segment revenue	17,051	1,160	1,010

Reconciliation of segment revenue to total consolidated revenue:
Total revenue for reportable segments	158,371	129,132	128,858
Elimination of intersegment revenue	(5,473)	-	-
Fees, reimbursements and other	817	1,287	1,784
Total consolidated revenue	$153,715	$130,419	$130,642

	Year Ended December 31,
(In thousands)	2010	2009	2008
Profit (net of intersegment revenue and expense)
Property operations
Property revenue	$135,847	$127,972	$127,848
Property expenses	57,585	54,802	54,061
Property operations NOI	78,262	73,170	73,787

Construction and other services
Construction revenue	17,051	1,160	1,010
Construction expenses - direct	(15,025)	(606)	(150)
Construction expenses - general and administrative (1)	(1,598)	(1,139)	(1,188)
Construction and other services income	428	(585)	(328)
Total profit for reportable segments	78,690	72,585	73,459
Reconciliation of segment profit to consolidated (loss) income from continuing operations:
Total profit for reportable segments	78,690	72,585	73,459
Fees, reimbursements and other revenue	817	1,287	1,784
Depreciation and amortization	(39,639)	(34,937)	(35,913)
Direct property management and service company expense	(745)	(1,107)	(1,624)
General and administrative	(15,684)	(14,024)	(13,769)
Costs associated with acquisitions	(599)	-	-
Interest income	34	46	132
Interest expense	(31,704)	(34,220)	(35,660)
Gain on insurance recoveries	245	665	-
Equity in net income of joint venture	-	-	1,502
Consolidated (loss) income from continuing operations	$(8,585)	$(9,705)	$(10,089)

(1)	This amount is included in construction and other services expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Assets (net of intersegment assets)
Property operations
Total segment assets	$902,515	$658,093	$695,708
Intersegment assets	-	-	-

Construction and other services
Total segment assets	12,023	812	637
Intersegment assets	673	-	-

Total assets for reportable segments	914,538	658,905	696,345
Elimination of intersegment receivables	(673)	-	-
Other assets	4,370	3,600	3,551
Total consolidated assets	$918,235	$662,505	$699,896

17.        COMPREHENSIVE INCOME

The following chart identifies our total comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Comprehensive income:
Net (loss) income attributable to AERC	$(8,636)	$6,210	$34,627
Other comprehensive income (loss):
Change in fair value of hedge instruments	1,420	1,479	(1,849)
Total comprehensive (loss) income	$(7,216)	$7,689	$32,778

For information regarding the change in fair value of hedge instruments, see “Derivative Instruments and Hedging Activity” in Note 1.

18.        SUBSEQUENT EVENTS

Dividends.  On February 1, 2011, we paid a dividend of $0.17 per common share to shareholders of record on January 14, 2011, which had been declared on December 9, 2010.

19.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$32,956	$34,880	$40,290	$45,589
Operating income	$5,159	$5,732	$5,726	$6,223
Net (loss) income	$(2,893)	$(2,561)	$(1,784)	$(1,346)
Net (loss) income attributable to AERC	$(2,906)	$(2,574)	$(1,797)	$(1,359)
Basic and diluted earnings per share	$(0.19)	$(0.17)	$(0.06)	$(0.03)

	2009
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$32,388	$32,748	$32,866	$32,415
Operating income	$5,715	$6,514	$5,859	$5,716
Net income (loss)	$127	$11,742	$(2,802)	$(2,803)
Net income (loss) attributable to AERC	$113	$11,728	$(2,816)	$(2,816)
Basic and diluted earnings per share	$(0.06)	$0.62	$(0.23)	$(0.23)

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (1)	Accounts	Deductions (2)	of Period

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$80	$2,239	$-	$(2,219)	$100
Valuation allowance-deferred tax asset	5,176	(228)	-	-	4,948

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$67	$1,926	$-	$(1,913)	$80
Valuation allowance-deferred tax asset	4,863	313	-	-	5,176

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$49	$1,825	$-	$(1,807)	$67
Valuation allowance-deferred tax asset	4,668	195	-	-	4,863

(1)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

(2)	Uncollectible amounts reserved for or written off.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Residence at Barrington	September, 1995	5-30	$2,357	$21,986	$1,295
Mallard's Crossing	February, 1995	5-30	941	8,499	2,230
Village at Avon	June, 1998	5-30	2,145	21,704	2,373
Westchester Townhomes	November, 1989	5-15	693	5,686	986
Western Reserve	August, 1996	5-30	691	6,866	534
Westlake Townhomes	October, 1995	5-30	559	332	293
Williamsburg Townhomes	February, 1994	5-30	844	12,787	2,547

CENTRAL OHIO
St. Andrews at Little Turtle	March, 1995	5-30	478	4,216	953
Bedford Commons	December, 1994	5-30	929	5,751	717
Bradford at Easton	October, 1995	5-30	2,033	16,303	2,071
Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	2,801
Heathermoor	August, 1994	5-30	1,796	8,535	1,784
Kensington Grove	July, 1995	5-30	533	4,600	616
Lake Forest	July, 1994	5-30	824	6,135	786
Muirwood Village at Bennell	March, 1994	5-30	790	4,657	609
Perimeter Lakes	Sept, 1996	5-30	1,265	8,647	1,053
Saw Mill Village	April, 1997	5-30	2,548	17,218	3,321
Sterling Park	August, 1994	5-30	646	3,919	478
Residence at Turnberry	March, 1994	5-30	869	11,567	4,204
Wyndemere Land	March, 1997	-	200	-	-

SOUTHERN OHIO
Remington Place	April, 1997	5-30	1,645	10,031	1,596

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

(In thousands)	Gross Amount at Which Carried at December 31, 2010
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN OHIO
Residence at Barrington	$2,355	$23,283	$25,638	$9,994	$19,500
Mallard's Crossing	941	10,729	11,670	5,680	-
Village at Avon	2,145	24,077	26,222	8,828	21,000
Westchester Townhomes	693	6,672	7,365	5,035	-
Western Reserve	691	7,400	8,091	2,911	-
Westlake Townhomes	-	1,184	1,184	1,123	-
Williamsburg Townhomes	844	15,334	16,178	8,782	-

CENTRAL OHIO
St. Andrews at Little Turtle	478	5,169	5,647	2,752	-
Bedford Commons	929	6,468	7,397	3,489	-
Bradford at Easton	2,033	18,374	20,407	8,206	12,359
Residence at Christopher Wren	1,560	16,555	18,115	9,387	9,082
Heathermoor	1,796	10,319	12,115	5,832	8,260
Kensington Grove	533	5,216	5,749	2,696	-
Lake Forest	824	6,921	7,745	3,796	-
Muirwood Village at Bennell	790	5,266	6,056	2,889	-
Perimeter Lakes	1,265	9,700	10,965	4,952	5,494
Saw Mill Village	2,548	20,539	23,087	9,748	16,886
Sterling Park	646	4,397	5,043	2,345	-
Residence at Turnberry	869	15,771	16,640	9,060	7,769
Wyndemere Land	200	-	200	-	-

SOUTHERN OHIO
Remington Place	1,645	11,627	13,272	5,122	-

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
MICHIGAN
Arbor Landings	June, 1999	5-30	$1,129	$10,403	$10,244
Aspen Lakes Apartments	September, 1996	5-30	742	5,501	1,418
Central Park Place	December, 1994	5-30	1,013	7,363	1,520
Country Place Apartments	June, 1995	5-30	768	4,181	736
Clinton Place Apartments	August, 1997	5-30	1,219	9,478	1,719
Georgetown Park Apartments	June, 1999	5-30	1,778	12,141	13,651
Oaks at Hampton	August, 1995	5-30	3,026	27,204	3,831
The Landings at the Preserve	September, 1995	5-30	1,081	7,190	1,162
Spring Brook Apartments	June, 1996	5-30	610	5,308	577
Spring Valley Apartments	October, 1997	5-30	1,433	13,461	1,435
Summer Ridge	April, 1996	5-30	1,251	11,194	1,929

FLORIDA
Cypress Shores	February, 1998	5-30	2,769	16,452	1,487
Windsor Pines	October, 1998	5-30	4,834	28,795	1,044
Courtney Chase (2)	August, 2004	5-30	3,032	20,452	346
Vista Lago (2)	March, 2005	5-30	4,012	35,954	309

GEORGIA
The Falls	February, 1998	5-30	5,403	23,420	3,279
Morgan Place	July, 1998	5-30	3,292	9,159	955
Cambridge at Buckhead (2)	October, 2005	5-30	6,166	16,730	511
Idlewylde (2)	June, 2007	5-30	12,058	53,124	761

BALTIMORE/WASHINGTON
Reflections	February, 1998	5-30	1,807	12,447	3,581
Annen Woods	July, 1998	5-30	1,389	9,069	1,504
Hampton Point	July, 1998	5-30	3,394	21,703	6,695

INDIANA
Residence at White River	February, 1997	5-30	1,064	11,631	1,653
Center Point	August, 1997	5-30	1,508	22,861	1,561
Steeplechase	July, 1998	5-30	2,261	16,257	872

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

(In thousands)	Gross Amount at Which Carried at December 31, 2010
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
MICHIGAN
Arbor Landings	$1,682	$20,094	$21,776	$9,150	$16,405
Aspen Lakes Apartments	1,087	6,574	7,661	3,231	-
Central Park Place	1,013	8,883	9,896	4,670	6,181
Country Place Apartments	768	4,917	5,685	2,546	-
Clinton Place Apartments	1,219	11,197	12,416	5,033	8,172
Georgetown Park Apartments	2,128	25,442	27,570	12,510	-
Oaks at Hampton	3,026	31,035	34,061	16,090	-
The Landings at the Preserve	1,143	8,290	9,433	4,133	-
Spring Brook Apartments	610	5,885	6,495	2,839	-
Spring Valley Apartments	1,433	14,896	16,329	6,724	10,817
Summer Ridge	1,251	13,123	14,374	6,408	8,506

FLORIDA
Cypress Shores	2,769	17,939	20,708	7,658	27,344
Windsor Pines	4,834	29,839	34,673	12,527	39,390
Courtney Chase(2)	3,032	20,798	23,830	5,008	20,878
Vista Lago(2)	4,012	36,263	40,275	7,808	-

GEORGIA
The Falls	5,403	26,699	32,102	11,814	15,984
Morgan Place	3,292	10,114	13,406	4,290	-
Cambridge at Buckhead(2)	6,166	17,241	23,407	3,423	-
Idlewylde(2)	11,849	54,094	65,943	8,393	-

BALTIMORE/WASHINGTON
Reflections	1,807	16,028	17,835	6,536	19,450
Annen Woods	1,389	10,573	11,962	4,626	13,025
Hampton Point	3,394	28,398	31,792	10,905	33,000

INDIANA
Residence at White River	1,064	13,284	14,348	6,051	9,221
Center Point	1,470	24,460	25,930	11,003	16,500
Steeplechase	2,261	17,129	19,390	7,146	13,428

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
VIRGINIA
The Alexander at Ghent (2)	June, 2007	5-30	$4,368	$43,263	$966
The Ashborough(2)	September, 2010	5-30	20,136	65,885	108
The Belvedere (2)	April, 2008	5-30	6,044	35,353	149
River Forest (2)	April, 2008	5-30	3,751	25,758	339
River Forest - Phase II	April, 2008	5-30	904	-	6,715
Riverside Station(2)	May, 2010	5-30	13,680	38,708	144
Westwind Farms(2)	December, 2010	5-30	18,265	67,098	4

TEXAS
San Raphael Apartments(2)	October, 2010	5-30	3,777	15,795	16

TENNESSEE
Vista Germantown (3)			5,649	-	-
			$167,959	$896,531	102,468

MANAGEMENT SERVICE COMPANIES
Land, Building and Improvements	November, 1993	10-30			6,731
					$109,199

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010

(In thousands)	Gross Amount at Which Carried at December 31, 2010
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
VIRGINIA
The Alexander at Ghent	$4,367	$44,230	$48,597	$6,165	$24,500
The Ashborough	20,136	65,993	86,129	826	-
The Belvedere	6,044	35,502	41,546	3,558	25,520
River Forest	3,751	26,097	29,848	2,663	18,495
River Forest - Phase II	893	6,726	7,619	155	-
Riverside Station	13,680	38,852	52,532	863	36,000
Westwind Farms	18,265	67,102	85,367	194	-

TEXAS
San Raphael Apartments	3,777	15,811	19,588	149	-

TENNESSEE
Vista Germantown (3)	5,649	-	5,649	-	-
	168,449	998,509	1,166,958	307,722	$463,166

MANAGEMENT SERVICE COMPANIES	1,506	5,400	6,906	2,561
Land, Building and Improvements	$169,955	$1,003,909	1,173,864	310,283
Furniture, Fixtures and Equipment			33,690	25,006
Construction in Progress			2,735	-
GRAND TOTALS			$1,210,289	$335,289

(1)	Encumbrances include mortgage debt and other obligations secured by the real estate assets.

(2)

For acquisitions initiated after June 30, 2001, intangible assets such as in place leases were recognized upon the acquisition of these properties and are not included in the initial costs or historical costs shown.

(3)	Under development with an expected completion of 2012.

SCHEDULE III

ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

The Aggregate Cost for Federal Income Tax purposes was approximately $1.2 billion at December 31, 2010.

The changes in Total Real Estate Assets for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	2010	2009	2008

Balance, beginning of period	$940,643	$957,061	$965,013
Disposal of fixed assets	(4,344)	(30,449)	(99,523)
New acquisition properties	253,240	-	78,320
Improvements	20,750	14,031	13,251
Balance, end of period	$1,210,289	$940,643	$957,061

The changes in Accumulated Depreciation for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	2010	2009	2008

Balance, beginning of period	$302,108	$283,213	$305,427
Disposal of fixed assets	(4,238)	(15,448)	(56,152)
Depreciation for period	37,419	34,343	33,938
Balance, end of period	$335,289	$302,108	$283,213

