Form 10-Q
period 2011-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2011-05-03
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares outstanding as of April 26, 2011 was 41,453,205 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(In thousands, except share amounts)	2011	2010
ASSETS
Real estate assets
Land	$169,955	$169,955
Buildings and improvements	1,004,907	1,003,909
Furniture and fixtures	34,153	33,690
Construction in progress	4,461	2,735
Gross real estate	1,213,476	1,210,289
Less: Accumulated depreciation	(345,749)	(335,289)
Net real estate	867,727	875,000
Cash and cash equivalents	5,406	4,370
Restricted cash	8,175	8,959
Accounts and notes receivable, net
Rents	1,145	1,238
Construction	5,969	9,119
Other	1,246	1,110
Goodwill	1,725	1,725
Other assets, net	14,667	16,714
Total assets	$906,060	$918,235
LIABILITIES AND EQUITY
Mortgage notes payable	$409,084	$463,166
Unsecured revolving credit facility	149,000	92,500
Total debt	558,084	555,666
Accounts payable and other liabilities	25,370	30,545
Dividends payable	7,301	7,242
Resident security deposits	3,386	3,256
Accrued interest	2,301	2,568
Total liabilities	596,442	599,277
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 46,570,763 issued and 41,453,205 and 41,380,205
outstanding at March 31, 2011 and December 31, 2010, respectively	4,657	4,657
Paid-in capital	575,335	574,994
Accumulated distributions in excess of accumulated net income	(215,235)	(205,021)
Less: Treasury shares, at cost, 5,117,558 and 5,190,558 shares
at March 31, 2011 and December 31, 2010, respectively	(57,913)	(58,446)
Total shareholders' equity attributable to AERC	306,844	316,184
Noncontrolling interest	1,040	1,040
Total equity	307,884	317,224
Total liabilities and equity	$906,060	$918,235

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Revenue
Property revenue	$38,692	$31,646
Management and service company revenue	-	207
Construction and other services	4,672	1,103
Total revenue	43,364	32,956
Expenses
Property operating and maintenance	16,340	13,924
Depreciation and amortization	13,055	8,620
Direct property management and service company expense	-	132
Construction and other services	5,024	1,416
General and administrative	4,170	3,705
Costs associated with acquisitions	56	-
Total expenses	38,645	27,797
Operating income	4,719	5,159
Interest income	4	9
Interest expense	(7,792)	(8,061)
Net (loss) income	(3,069)	(2,893)
Net income attributable to noncontrolling redeemable interest	(13)	(13)
Net (loss) income attributable to AERC	(3,082)	(2,906)
Preferred share dividends	-	(1,050)
Net (loss) income applicable to common shares	$(3,082)	$(3,956)

Earnings per common share - basic and diluted:
Net (loss) income applicable to common shares	$(0.07)	$(0.19)

Weighted average number of common shares
outstanding - basic and diluted	41,262	21,199

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cash flow from operations:
Net (loss) income	$(3,069)	$(2,893)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	13,055	8,620
Loss on fixed asset replacements write-off	9	7
Amortization of deferred financing costs and other	473	382
Share-based compensation	959	880
Net change in assets and liabilities:
Accounts and notes receivable - construction	3,150	638
Accounts and notes receivable - other	(86)	(217)
Accounts payable and accrued expenses	(4,142)	(2,019)
Other operating assets and liabilities	(866)	(715)
Total adjustments	12,552	7,576
Net cash flow provided by operations	9,483	4,683
Cash flow from investing activities:
Recurring fixed asset additions	(1,262)	(1,402)
Revenue enhancing/non-recurring fixed asset additions	(969)	(413)
Acquisition/development fixed asset additions	(1,659)	(2,094)
Other investing activity	741	(213)
Net cash flow used for investing activities	(3,149)	(4,122)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(765)	(829)
Principal repayments of mortgage notes payable	(53,317)	(57,268)
Payment of debt procurement costs	(4)	-
Revolving credit facility borrowings	65,000	24,950
Revolving credit facility repayments	(8,500)	(17,050)
Common share dividends paid	(6,973)	(3,764)
Preferred share dividends paid	-	(1,050)
Operating partnership distributions paid	(13)	(13)
Issuance of common shares	-	54,918
Purchase of treasury shares	(857)	(594)
Other financing activities, net	131	-
Net cash flow used for financing activities	(5,298)	(700)
Increase (decrease) in cash and cash equivalents	1,036	(139)
Cash and cash equivalents, beginning of period	4,370	3,600
Cash and cash equivalents, end of period	$5,406	$3,461

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$7,047	$3,815
Issuance of treasury shares for share based compensation	1,390	1,071
Net change in accounts payable related to fixed asset additions	(200)	(513)
Reclassification of deferred directors' compensation	-	2,255

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

Business

We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities.  Our primary source of income is rental revenue.  Additional income is derived primarily from construction services.  We own a taxable REIT subsidiary that performs construction services for our own account and for third parties.  As of March 31, 2011, our operating property portfolio consisted of 52 apartment communities containing 13,662 units in eight states that are owned either directly or indirectly through subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included.  The reported results of operations are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2010.

Segment Reporting

All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 89.2% of our consolidated revenue for the three months ended March 31, 2011.  Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  For the three months ended March 31, 2011, construction services provided approximately 10.8% of our consolidated revenue.  These two segments, multifamily properties and construction and other services, represent our two reportable segments.

Share-Based Compensation

During the three months ended March 31, 2011 and 2010, we recognized total share-based compensation cost of $959,000 and $880,000, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.

Stock Options.  There were no stock options awarded or exercised during the three months ended March 31, 2011 and 2010, respectively.

Restricted Shares.  The following table represents restricted share activity for the three months ended March 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at beginning of period	595,842	$6.69
Granted	124,462	$15.13
Vested	163,631	$9.22
Forfeited	112	$9.67
Nonvested at end of period	556,561	$7.83

At March 31, 2011, there was $3.7 million of unrecognized compensation cost related to non-vested restricted share awards that we expect to recognize over a weighted average period of 2.5 years.

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

At March 31, 2011 and December 31, 2010, we had no derivates outstanding.  During the three months ended March 31, 2010, we had two interest rate swaps that were executed in 2007 to hedge the cash flows of two existing variable rate loans.  In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings.  This derivative matured in June 2010, and the change in fair value was recorded in earnings.

The following table presents the effect of our prior derivative financial instruments on the Consolidated Statements of Operations (see Note 6 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

(In thousands)				Location of Gain or	Amount of Gain or
			Amount of Gain or	(Loss) Recognized	(Loss) Recognized in
	Amount of Gain or	Location of Gain	(Loss) Reclassified	in Income on	Income on Derivative
	(Loss) Recognized	or (Loss)	from Accumulated	Derivative (Ineffective	(Ineffective Portion and
	in OCI on Derivative	Reclassified from	OCI into Income	Portion and	Amount Excluded from
Derivatives in Cash	(Effective Portion)	Accumulated OCI	(Effective Portion)	Amount Excluded	Effectiveness Testing)
Flow Hedging	Three Months Ended	into Income	Three Months Ended	from Effectiveness	Three Months Ended
Relationships	March 31, 2010	(Effective Portion)	March 31, 2010	Testing)	March 31, 2010

Interest rate swaps	$(54)	Interest expense	$(193)	Interest expense	$(777)

Amount of Gain or
	Location of Gain or	(Loss) Recognized in
Derivatives Not	(Loss) Recognized	Income on Derivative
Designated as	in Income on	Three Months Ended
Hedging Instruments	Derivative	March 31, 2010

Interest rate swaps	Interest expense	$(17)

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

We capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing.  We also capitalize direct and indirect internal costs directly attributable to the construction of a property or asset.  Such costs are included in construction in progress during the development period.  All capitalized costs related to construction are transferred to buildings and improvements and furniture and fixtures, respectively, upon substantial completion of the project.

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

2.         DEVELOPMENT AND CONSTRUCTION ACTIVITY

Development Activity

During 2010 we began development on Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee.  The total cost as of March 31, 2011 of this development is $9.9 million.  During the three months ended March 31, 2011, we recorded capitalized interest of $117,000.  See Note 5 for additional information related to this development.

During 2010, we completed construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Capitalized interest related to this expansion for the three months ended March 31, 2010 was $81,000.

Construction Activity

Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  We account for construction contracts using the percentage-of-completion method.  Under this method, we recognize revenue in the ratio of costs incurred to total estimated costs, with any changes in estimates recognized in the period in which they are known on a prospective basis.  We recognized $4.7 million in revenue under this method during the three months ended March 31, 2011 and $1.1 million in revenue under this method during the three months ended March 31, 2010.  At March 31, 2011 and 2010, respectively, we had $6.0 million and $638,000 still owed to us, which was included in accounts receivable on the Consolidated Balance Sheets.  For the three months ended March 31, 2011, under the percentage of completion method, we reported costs of $4.6 million of which $3.4 million remained unpaid and was included in accounts payable and other liabilities.  For the three months ended March 31, 2010, under this method, we reported $1.0 million of costs with $570,000 unpaid.

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2011		December 31, 2010
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$44,517	7.9%	$98,212	7.7%
Mortgages payable - other	330,408	5.7%	330,648	5.7%
Total fixed rate debt	374,925	6.0%	428,860	6.2%

VARIABLE RATE DEBT
Mortgages payable	34,159	4.7%	34,306	4.7%
Unsecured revolving credit facility	149,000	2.6%	92,500	2.7%
Total variable rate debt	183,159	3.0%	126,806	3.2%
Total debt	$558,084	5.0%	$555,666	5.5%

Mortgage Notes Payable

The following table provides information on mortgage loans repaid during 2011:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate

Central Park Place	$6,170	7.6%
Perimeter Lakes	5,485	7.6%
Residence at Turnberry	7,756	7.6%
Residence at Christopher Wren	9,052	7.6%
Clinton Place Apartments	8,145	7.6%
Heathermoor	8,232	7.6%
Summer Ridge	8,477	7.6%
Total / weighted average rate	$53,317	7.6%

During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  We received defeasance refunds of $554,000 for the three months ended March 31, 2010, which were included as a reduction to interest expense.

Cash paid for interest, excluding $117,000 and $81,000 of capitalized interest, was $7.6 million and $7.8 million for the three months ended March 31, 2011 and 2010, respectively.  Included in cash paid for interest was the defeasance refund received of $554,000 for the three months ended March 31, 2010, as discussed above.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2011, determined that goodwill was not impaired and as such there were no changes to the carrying value of goodwill as of March 31, 2011.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives.  We then assign a probability to the various alternatives under our consideration.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

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

6.         EQUITY

The following table provides a reconciliation of activity in equity accounts:

	Three Months Ended March 31, 2011
			Accumulated
	Common		Distributions
	Shares		In Excess of	Treasury
	(at $.10	Paid-In	Accumulated	Shares	Noncontrolling
(In thousands)	stated value)	Capital	Net Income	(at Cost)	Interest
Balance, December 31, 2010	$4,657	$574,994	$(205,021)	$(58,446)	$1,040
Total comprehensive (loss) income	-	-	(3,082)	-	-
Share-based compensation	-	341	2	1,390	-
Purchase of treasury shares	-	-	-	(857)	-
Common share dividends declared	-	-	(7,134)	-	-
Balance, March 31, 2011	$4,657	$575,335	$(215,235)	$(57,913)	$1,040

The following table identifies total comprehensive (loss) income:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Comprehensive (loss) income:
Net (loss) income attributable to AERC	$(3,082)	$(2,906)
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	-	917
Total comprehensive (loss) income	$(3,082)	$(1,989)

7.         EARNINGS PER SHARE

There were approximately 770,000 and 1.4 million options to purchase common shares outstanding at March 31, 2011 and 2010, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive to the net loss applicable to common shares.

The exchange of operating partnership non-controlling interests into common shares was also not included in the computation of diluted EPS because we intend to settle these OP units in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Numerator - basic and diluted:
(Loss) income	$(3,069)	$(2,893)
Net income attributable to noncontrolling redeemable interest	(13)	(13)
Preferred share dividends	-	(1,050)
(Loss) income applicable to common shares	$(3,082)	$(3,956)

Denominator - basic and diluted:	41,262	21,199

Net (loss) income applicable to common shares - basic and diluted:
Net (loss) income applicable to common shares - basic and diluted	$(0.07)	$(0.19)

8.         FAIR VALUE

Accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $558.1 million and $555.7 million at March 31, 2011 and December 31, 2010, respectively, have an estimated aggregate fair value of $580.2 million and $570.2 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts for which we could be liable upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

10.        SEGMENT REPORTING

            We have two reportable segments, which are multifamily properties and construction and other services.  Our multifamily segment owns and manages multifamily communities and our construction and other services segment is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.

            The accounting policies of our segments are the same as those described in Note 1, "Basis of Presentation and Accounting Policies." All of our properties are multifamily communities that have similar economic characteristics.  We evaluate the performance of our properties on an individual and segment basis based on property Net Operating Income ("NOI").  We evaluate the performance of our construction and other services segment based on income from construction services, which includes direct as well as allocated general and administrative expenses.

            Segment information for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Revenue
Property operations:
Total segment revenue	$38,692	$31,646
Less: Intersegment revenue	-	-
Total net segment revenue	38,692	31,646

Construction and other services:
Total segment revenue	5,983	1,103
Less: Intersegment revenue	(1,311)	-
Total net segment revenue	4,672	1,103

Reconciliation of segment revenue to total consolidated revenue:
Total revenue for reportable segments	44,675	32,749
Elimination of intersegment revenue	(1,311)	-
Management and service company revenue	-	207
Total consolidated revenue	$43,364	$32,956

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Profit (net of intersegment revenue and expense)
Property operations
Property revenue	$38,692	$31,646
Property expenses	16,340	13,924
Property operations NOI	22,352	17,722

Construction and other services
Construction revenue	4,672	1,103
Construction expenses - direct	(4,616)	(1,047)
Construction expenses - general and administrative (1)	(408)	(369)
Construction and other services income	(352)	(313)
Total profit for reportable segments	22,000	17,409

Reconciliation of segment profit to consolidated net (loss) income:
Total profit for reportable segments	22,000	17,409
Management and service company revenue	-	207
Depreciation and amortization	(13,055)	(8,620)
Direct property management and service company expense	-	(132)
General and administrative	(4,170)	(3,705)
Costs associated with acquisitions	(56)	-
Interest income	4	9
Interest expense	(7,792)	(8,061)
Consolidated net (loss) income	$(3,069)	$(2,893)

(1)	This amount is included in construction and other services expenses in the Consolidated Statements of Operations.

	March 31,	December 31,
(In thousands)	2011	2010
Segment Assets
Property operations	$892,509	$902,515
Construction and other services	8,145	11,350
Other assets	5,406	4,370
Total consolidated assets	$906,060	$918,235

11.        SUBSEQUENT EVENTS

Mortgage Notes Payable

On April 7, 2011, we closed on a $47.6 million loan with Fannie Mae.  The loan has a seven year term, requires interest-only payments and carries a 4.6% fixed interest rate.  Proceeds from this loan were used to pay down outstanding borrowings on our unsecured revolver.

Dividends

On May 2, 2011, we paid a dividend of $0.17 per common share to shareholders of record on April 15, 2011, which was declared on March 22, 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q.  This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2011 performance that are based on certain assumptions.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements that speak only as of the date of the document.  These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements.  Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

•	our ability to refinance debt on favorable terms at maturity;
•	risks of a lessening of demand for the multifamily units that we own;
•	competition from other available multifamily units and changes in market rental rates;
•	new acquisitions and/or development projects may fail to perform in accordance with our expectations;
•	increases in property and liability insurance costs;
•	unanticipated increases in real estate taxes and other operating expenses;
•	weather conditions that adversely affect operating expenses;
•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;
•	our inability to control operating expenses or achieve increases in revenue;
•	shareholder ownership limitations that may discourage a takeover otherwise considered favorably by shareholders;
•	the results of litigation filed or to be filed against us;
•	changes in tax legislation;
•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;
•	catastrophic property damage losses that are not covered by our insurance;
•	our ability to acquire properties at prices consistent with our investment criteria;
•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence;
•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and
•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities.

Overview.

We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  Our two primary sources of cash and revenue from operations are rents from the leasing of apartment units, which represented approximately 89.2% of our consolidated revenue and construction services, which represented approximately 10.8% of our consolidated revenue for the three months ended March 31, 2011.

The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes.  Additionally, our performance may be affected by access to, and cost of, debt and equity.

Rental revenue collections are impacted by rental rates, occupancy levels and rent concessions.  We adjust our rental rates and concessions in our continuing efforts to adapt to changing market conditions and maximize rental revenue.  We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue.  These indicators are more fully described in the Results of Operations comparison.  Additionally, we consider property NOI and Funds from Operations ("FFO") to be important indicators of our overall performance.  Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO.

Property NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding amounts classified as discontinued operations).  We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and is used to assess regional property level performance.  Property NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs.  Other real estate companies may define property NOI in a different manner.

A reconciliation of property NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Property NOI	$22,352	$17,722
Service company NOI	-	75
Construction and other services net (loss) income	(352)	(313)
Depreciation and amortization	(13,055)	(8,620)
General and administrative expense	(4,170)	(3,705)
Costs associated with acquisitions	(56)	-
Interest income	4	9
Interest expense	(7,792)	(8,061)
Net (loss) income	(3,069)	(2,893)
Net income attributable to noncontrolling redeemable interest	(13)	(13)
Consolidated net (loss) income attributable to AERC	$(3,082)	$(2,906)

We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").  This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, gains on insurance recoveries and gains and losses from the disposition of properties and land.  We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time.  Other real estate companies may define FFO in a different manner.

We calculate FFO as adjusted as FFO, as defined above, as reduced by refunds on previously defeased loans of $(554,000) for the three months ended March 31, 2010.  In accordance with GAAP, these refunds on previously defeased loans are included as an offset to interest expense in our Consolidated Statement of Operations.  We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company’s real estate between periods or as compared to different REITs.

A reconciliation of net (loss) income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010

Net (loss) income attributable to AERC	$(3,082)	$(2,906)
Depreciation - real estate assets	10,498	8,223
Amortization of intangible assets	2,102	-
Preferred share dividends	-	(1,050)
Funds from Operations	9,518	4,267

Refund of defeasance costs for previously defeased loans	-	(554)
Funds from Operations as adjusted	$9,518	$3,713

Funds from Operations per common share - basic and diluted	$0.23	$0.20
Funds from Operations as adjusted per common share - basic and diluted	$0.23	$0.18

Weighted average shares outstanding - basic and diluted	41,262	21,199

Updated 2011 Expectations.

•	Portfolio performance - Our full-year 2011 updated guidance reflects Same Community NOI increasing in the range of 4.0% to 5.0% as compared to 2010.

•

Property acquisitions, sales and development - We anticipate the acquisition of approximately $50.0 million to $150.0 million of properties and the disposition of approximately zero to $50.0 million of properties.  Additionally, we anticipate development costs in connection with the development of a 242-unit apartment community in Nashville, Tennessee, in which we are a 90.0% partner and which commenced during the fourth quarter of 2010, to be approximately $25.0 million to $30.0 million in 2011.

•	Debt repayment - We have repaid seven mortgage loans totaling $53.3 million that were scheduled to mature during the second quarter of 2011. We have no additional debt maturing in 2011.

Forecast Qualification.  Uncertainties relating to the broader domestic economic and financial conditions impact our ability to forecast future performance.  We believe that the apartment industry is better situated to weather a delayed recovery than other real estate sectors.  However, our 2011 expectations may be adversely impacted by unanticipated changes to the Federal Reserve’s interest rate policy, or if Congress were to take immediate steps to curtail Fannie Mae or Freddie Mac financing support to the apartment industry.  Moreover, unless and until meaningful job and wage growth occurs in our markets, significant rental growth may be limited.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity.  Significant sources and uses of cash during the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net cash provided by operations	$9,483	$4,683
Fixed assets:
Acquisition and development expenditures, net	(1,659)	(2,094)
Recurring, revenue enhancing and non-recurring capital expenditures	(2,231)	(1,815)
Debt:
Decrease in mortgage notes	(54,082)	(58,097)
Increase in revolving credit facility borrowings	56,500	7,900
Cash dividends and operating partnership distributions paid	(6,986)	(4,827)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities.  Our scheduled debt maturities for 2011 consisted of seven mortgage loans totaling approximately $53.3 million.  We have repaid all of these loans with proceeds from borrowings on our unsecured revolver.  On April 7, 2011, we closed on a $47.6 million mortgage loan secured by The Ashborough property.  This loan has a fixed interest rate of 4.6% and matures on May 1, 2018.  The proceeds from the funding of this loan were used to pay down borrowings on our unsecured revolver.

In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period ending in December 2011 with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  We currently have $64.0 million of availability under this facility.  Our $250.0 million unsecured revolver, which matures October 18, 2013, provides us additional financial flexibility.  On May 2, 2011, we had $144.0 million of availability under this facility.

We anticipate that cash flow provided by operations for the remainder of the year will continue to meet normal business operations and liquidity requirements for the upcoming year.  We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.  We anticipate that we will continue paying our regular quarterly dividends in cash.  Funds to be used for the repayment of debt, property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver and possibly the sale of common shares.  The partnership in which we are a 90.0% partner is developing a 242-unit apartment community that is expected to be completed during 2012.  We are financing the construction costs through a construction loan, which the partnership has already obtained.

Cash flow provided by operations increased during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to an increase in property NOI as a result of the addition during 2010 of four new properties and the completion of a 60-unit expansion of one of our existing properties.  See the discussion under results of operations for further information concerning the contribution to our results by these five properties.

During the remainder of 2011, we anticipate incurring an additional $8.2 million in capital expenditures.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures.  These capital expenditures are expected to be funded with cash provided by operating activities and borrowings on our unsecured revolver.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010:

Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods.  For the three months ended March 31, 2011 and 2010, the Same Community portfolio consisted of 48 owned properties containing 12,108 units.  Acquired properties represent four operating properties that we acquired during 2010, and the development property represents a 60-unit expansion of a Virginia property.

The net loss for the three month comparison period increased $176,000.  The increase was primarily due to the net of the following:  an increase in property revenue, an increase in property operating and maintenance expense and an increase in depreciation and amortization expense, all primarily due to the results provided by the acquisition and development properties.  Also, an increase in construction revenues and construction expenses, an increase in general and administrative expenses and a decline in interest expense had an effect on the results of operations.  See the following discussion for a detailed description of the changes in these line items.

The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase when
	comparing the three months
	ended March 31, 2011
(Dollar amounts in thousands)	to March 31, 2010

Property revenue	$7,046	22.3%
Property operating and maintenance expense	2,416	17.4%
Depreciation and amortization	4,435	51.5%
Construction and other services:
Revenue	3,569	323.6%
Expenses	3,608	254.8%

Property NOI increased primarily due to the contributions by the acquired properties.  Property NOI for the Same Community properties increased primarily due to increased revenues across the portfolio.

The following table presents property NOI results by region:

	Property NOI for the
	Three Months Ended March 31,
(In thousands)	2011	2010	Increase
Same Community Properties:
Midwest	$10,643	$10,090	$553
Mid-Atlantic	3,515	3,370	145
Southeast	4,406	4,262	144
Total Same Community	18,564	17,722	842
Acquired Properties	3,681	-	3,681
Development	107	-	107
Total Property NOI	$22,352	$17,722	$4,630

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	as of March 31,
	2011	2010
Same Community Properties:
Midwest	96.5%	95.7%
Mid-Atlantic	96.0%	96.2%
Southeast	93.7%	93.9%
Total Same Community	95.8%	95.3%
Acquired/Development Properties	96.5%	N/A

	Average Monthly Net Collected
	Rent Per Unit
	for the Three Months
	Ended March 31,
	2011	2010
Same Community Properties:
Midwest	$797	$771
Mid-Atlantic	$1,172	$1,155
Southeast	$895	$879
Total/Same Community Properties	$867	$844
Acquired/Development Properties	$1,278	N/A

The following table presents property revenue results:

	Property Revenue for the
	Three Months Ended March 31,
(In thousands)	2011	2010	Increase
Same Community Properties:
Midwest	$18,994	$18,346	$648
Mid-Atlantic	5,289	5,214	75
Southeast	8,258	8,086	172
Total Same Community	32,541	31,646	895
Acquired Properties	5,975	-	5,975
Development	176	-	176
Total Property Revenue	$38,692	$31,646	$7,046

The increase in property revenue was primarily due to increases in the revenue across the portfolio for the same community properties and the acquisition and development properties.

Property operating and maintenance expenses.  The property operating and maintenance expenses increase was primarily due to the acquisition and development properties.

Depreciation and amortization.  The depreciation and amortization expense increase was primarily due to the acquisition and development properties.

General and administrative expense.  General and administrative expenses increased primarily due to increases in payroll expense, consulting fees and cost involved with potential property acquisitions that did not occur.

Construction and other services.  Construction revenue and related expenses are recorded on the percentage of completion method.  The increase in both revenue and expenses was primarily due to our recording activity for seven projects during the current quarter compared to only three projects during the same quarter one year ago.

CONTINGENCIES

For a discussion of contingencies, see Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at March 31, 2011 and 2010, an interest rate change of 100 basis points would impact interest expense approximately $1.8 million and $551,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2010, for a more complete discussion of interest rate sensitive assets and liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We have evaluated the design and operations of our disclosure controls and procedures to determine they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2011

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
January 1 through
January 31	-	$-	-	$26,288
February 1 through
February 28	50,819	15.50	-	26,288
March 1 through
March 31	4,349	16.01	-	26,288
Total	55,168	$15.54	-

There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares.  Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.  All of the shares we purchased during the three months ended March 31, 2011 were purchased under our restricted share income tax withholding policy.

ITEM 6.            EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 3, 2011	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

