Form 10-Q
period 2011-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2011-08-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding as of July 26, 2011 was 41,534,263 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except share amounts)	2011	2010
ASSETS
Real estate assets
Land	$175,902	$169,955
Buildings and improvements	1,032,082	1,003,909
Furniture and fixtures	35,104	33,690
Construction in progress	10,754	2,735
Gross real estate	1,253,842	1,210,289
Less: Accumulated depreciation	(356,151)	(335,289)
Net real esate	897,691	875,000
Cash and cash equivalents	739	4,370
Restricted cash	8,172	8,959
Accounts receivable, net
Rents	1,279	1,238
Construction	6,683	9,119
Other	762	1,110
Goodwill	1,725	1,725
Other assets, net	13,220	16,714
Total assets	$930,271	$918,235
LIABILITIES AND EQUITY
Mortgage notes payable	$460,684	$463,166
Unsecured revolving credit facility	3,500	92,500
Unsecured term loan	125,000	-
Total debt	589,184	555,666
Accounts payable and other liabilities	25,531	30,545
Dividends payable	7,383	7,242
Resident security deposits	3,508	3,256
Accrued interest	2,478	2,568
Total liabilities	628,084	599,277
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 46,570,763 issued and 41,534,263 and 41,380,205
outstanding at June 30, 2011 and December 31, 2010, respectively	4,657	4,657
Paid-in capital	575,893	574,994
Accumulated distributions in excess of accumulated net income	(223,955)	(205,021)
Less: Treasury shares, at cost, 5,036,500 and 5,190,558 shares
at June 30, 2011 and December 31, 2010, respectively	(57,182)	(58,446)
Total shareholders' equity attributable to AERC	299,413	316,184
Noncontrolling interest	1,040	1,040
Total equity	300,453	317,224
Total liabilities and equity	$930,271	$918,235

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenue
Property revenue	$39,755	$32,962	$78,447	$64,607
Management and service company revenue	-	290	-	498
Construction and other services	5,793	1,628	10,465	2,731
Total revenue	45,548	34,880	88,912	67,836
Expenses
Property operating and maintenance	16,101	14,262	32,441	28,186
Depreciation and amortization	13,248	8,971	26,303	17,591
Direct property management and service company expense	-	277	-	409
Construction and other services	5,921	1,885	10,946	3,301
General and administrative	3,959	3,692	8,129	7,397
Costs associated with acquisitions	65	61	121	61
Total expenses	39,294	29,148	77,940	56,945
Operating income	6,254	5,732	10,972	10,891
Interest income	5	11	9	20
Interest expense	(7,820)	(8,304)	(15,610)	(16,365)
Net (loss) income	(1,561)	(2,561)	(4,629)	(5,454)
Net income attributable to noncontrolling redeemable interest	(12)	(13)	(26)	(26)
Net (loss) income attributable to AERC	(1,573)	(2,574)	(4,655)	(5,480)
Preferred share dividends	-	(980)	-	(2,030)
Preferred share redemption costs	-	(993)	-	(993)
Net (loss) income applicable to common shares	$(1,573)	$(4,547)	$(4,655)	$(8,503)

Earnings per common share - basic and diluted:
Net (loss) income applicable to common shares	$(0.04)	$(0.17)	$(0.11)	$(0.35)

Weighted average number of common shares
outstanding - basic and diluted	41,414	27,433	41,338	24,316

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Cash flow from operations:
Net (loss) income	$(4,629)	$(5,454)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	26,303	17,591
Loss on fixed asset replacements write-off	21	13
Amortization of deferred financing costs and other	948	697
Write-off of unamortized debt procurement costs	-	727
Share-based compensation	1,671	1,502
Net change in assets and liabilities:
Accounts receivable - construction	2,436	1,350
Accounts receivable - other	146	(1,826)
Accounts payable and accrued expenses	(4,355)	(3,183)
Other operating assets and liabilities	848	(153)
Total adjustments	28,018	16,718
Net cash flow provided by operations	23,389	11,264
Cash flow from investing activities:
Recurring fixed asset additions	(3,594)	(3,595)
Revenue enhancing/non-recurring fixed asset additions	(1,159)	(2,930)
Acquisition/development fixed asset additions	(40,896)	(56,769)
Other investing activity	340	33
Net cash flow used for investing activities	(45,309)	(63,261)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,359)	(1,572)
Principal repayments of mortgage notes payable	(53,317)	(57,268)
Payment of debt procurement costs	(1,437)	-
Proceeds from mortgage notes obtained	52,194	-
Proceeds from term loan borrowings	125,000	-
Revolving credit facility borrowings	98,500	73,500
Revolving credit facility repayments	(187,500)	(51,000)
Principal repayments of unsecured trust preferred securities	-	(25,780)
Common share dividends paid	(13,957)	(6,523)
Preferred share dividends paid	-	(2,029)
Operating partnership distributions paid	(25)	(26)
Purchase of operating partnership units	-	(59)
Exercise of stock options	795	4,570
Issuance of common shares	-	169,568
Purchase of treasury shares	(857)	(594)
Redemption of preferred shares	-	(48,263)
Other financing activities, net	252	-
Net cash flow provided by financing activities	18,289	54,524
(Decrease) increase in cash and cash equivalents	(3,631)	2,527
Cash and cash equivalents, beginning of period	4,370	3,600
Cash and cash equivalents, end of period	$739	$6,127

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$7,383	$5,539
Issuance of treasury shares for share based compensation	1,466	1,095
Net change in accounts payable related to fixed asset additions	(365)	(584)
Reclassification of deferred directors' compensation	-	2,233

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

Business

We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities.  Our primary source of income is rental revenue.  Additional income is derived primarily from construction services.  We own a taxable REIT subsidiary that performs construction services for our own account and for third parties.  As of June 30, 2011, our operating property portfolio consisted of 53 apartment communities containing 13,884 units in eight states that are owned either directly or indirectly through subsidiaries.

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

Segment Reporting

All of our properties are multifamily communities that have similar economic characteristics.  Management evaluates the performance of our properties on an individual basis.  Our multifamily properties provided approximately 88.2% of our consolidated revenue for the six months ended June 30, 2011.  Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties.  For the six months ended June 30, 2011, construction services provided approximately 11.8% of our consolidated revenue.  These two segments, multifamily properties and construction and other services, represent our two reportable segments.

Share-Based Compensation

During the three and six months ended June 30, 2011, we recognized total share-based compensation cost of $710,000 and $1.7 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations. During the three and six months ended June 30, 2010, we recognized total share-based compensation cost of $624,000 and $1.5 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.

Stock Options.  During the six months ended June 30, 2011, there were no stock options awarded and 75,000 exercised.  During the six months ended June 30, 2010, there were no stock options awarded and 563,300 options exercised.

Restricted Shares.  The following table represents restricted share activity for the six months ended June 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at beginning of period	595,842	$6.69
Granted	130,565	$15.19
Vested	172,245	$9.34
Forfeited	112	$9.67
Nonvested at end of period	554,050	$7.87

At June 30, 2011, there was $3.3 million of unrecognized compensation cost related to non-vested restricted share awards that we expect to recognize over a weighted average period of 2.4 years.

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

At June 30, 2011 and December 31, 2010, we had no derivates outstanding.  During the three and six months ended June 30, 2010, we had two interest rate swaps that were executed in 2007 to hedge the cash flows of two existing variable rate loans.  In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings.  This derivative matured in June 2010, and the change in fair value was recorded in earnings.

The following table presents the effect of our prior derivative financial instruments on the Consolidated Statements of Operations (see Note 6 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
				Amount of Gain or			(Loss) Recognized in
	Amount of Gain or			(Loss) Reclassified			Income on Derivative
	(Loss) Recognized			from Accumulated		Location of Gain or	(Ineffective Portion and
	in OCI on Derivative			OCI into Income		(Loss) Recognized	Amount Excluded from
(In thousands)	(Effective Portion)		Location of Gain	(Effective Portion)		in Income on	Effectiveness Testing)
	Three	Six	or (Loss)	Three	Six	Derivative (Ineffective	Three	Six
	Months	Months	Reclassified from	Months	Months	Portion and	Months	Months
Derivatives in Cash	Ended	Ended	Accumulated OCI	Ended	Ended	Amount Excluded	Ended	Ended
Flow Hedging	June 30,	June 30,	into Income	June 30,	June 30,	from Effectiveness	June 30,	June 30,
Relationships	2010	2010	(Effective Portion)	2010	2010	Testing)	2010	2010

Interest rate swaps	$(15)	$(38)	Interest expense	$(191)	$(384)	Interest expense	$-	$(777)

Amount of Gain or
	Location of Gain or	(Loss) Recognized in
Derivatives Not	(Loss) Recognized	Income on Derivative
Designated as	in Income on	Three Months Ended	Six Months Ended
Hedging Instruments	Derivative	June 30, 2010	June 30, 2010

Interest rate swaps	Interest expense	$(1)	$(18)

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

2.         ACQUISITION, DEVELOPMENT AND CONSTRUCTION ACTIVITY

Acquisition Activity

On June 15, 2011, we acquired Waterstone at Wellington Apartments, a 222-unit community located in Wellington, Florida for $32.8 million in cash.  The purchase price allocation was as follows:

(In thousands)
Land	$5,948
Buildings and improvements	25,456
Furniture and fixtures	361
Existing leases and tenant relationships (Other assets)(1)	1,055
Total	$32,820

(1)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.

We recognized costs totaling $65,000 related to this acquisition during the three and six months ended June 30, 2011, which are included in “Costs associated with acquisitions” in the Consolidated Statements of Operations.  The amount of revenue and net (loss) income related to this acquisition that is included in our Consolidated Statements of Operations and the pro forma financial information as if this acquisition had occurred on January 1, 2010, are presented in the following table.  This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Actual revenue from acquisition	$139	$-	$139	$-
Actual net (loss) income from acquisition	(10)	-	(10)	-
Pro forma revenue	46,246	35,700	90,415	69,445
Pro forma net (loss) income applicable to common shares (1)	(1,482)	(4,557)	(4,592)	(8,632)

(1)

Pro forma net (loss) income for the three and six months ended June 30, 2011 were adjusted to exclude $65,000 of acquisition-related costs incurred during 2011.  Pro forma net (loss) income for the six months ended June 30, 2010 was adjusted to include this charge.

Development Activity

During 2010, we began development on Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee.  The total cost incurred at June 30, 2011 of this development includes $5.6 million for land and $10.5 million for construction costs.  During the six months ended June 30, 2011, we recorded capitalized interest of $266,000.  See Note 5 for additional information related to this development.

During 2010, we completed construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area.  Capitalized interest related to this expansion for the six months ended June 30, 2010 was $192,000.

Construction Activity

Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also provides general contracting and construction management services to third parties.  We account for construction contracts using the percentage-of-completion method.  Under this method, we recognize revenue in the ratio of costs incurred to total estimated costs, with any changes in estimates recognized in the period in which they are known on a prospective basis.  We recognized $5.8 million and $10.5 million in revenue under this method during the three and six months ended June 30, 2011 and $1.6 million and $2.7 million in revenue under this method during the three and six months ended June 30, 2010.  At June 30, 2011 and 2010, respectively, we had $6.7 million and $1.4 million still owed to us, which was included in accounts receivable on the Consolidated Balance Sheets.  For the three and six months ended June 30, 2011, under the percentage of completion method, we reported costs of $5.5 million and $10.1 million of which $3.0 million remained unpaid and was included in accounts payable and other liabilities.  For the three and six months ended June 30, 2010, under this method, we reported $1.5 million and $2.5 million of costs with $485,000 unpaid.

3.         DEBT

The following table identifies our total debt outstanding and weighted average interest rates:

	June 30, 2011		December 31, 2010
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

FIXED RATE DEBT
Mortgages payable - CMBS	44,300	7.9%	98,212	7.7%
Mortgages payable - other	377,761	5.6%	330,648	5.7%
Total fixed rate debt	422,061	5.8%	428,860	6.2%

VARIABLE RATE DEBT
Mortgages payable	34,020	4.6%	34,306	4.7%
Construction loan	4,603	3.4%	-	N/A
Unsecured revolving credit facility	3,500	2.5%	92,500	2.7%
Unsecured term loan	125,000	2.0%	-	N/A
Total variable rate debt	167,123	2.6%	126,806	3.2%
Total debt	$589,184	4.9%	$555,666	5.5%

Mortgage Notes Payable

The following table provides information on mortgage loans repaid and obtained during 2011:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Interest Rate		Amount		Rate		Maturity

Central Park Place	$6,170	7.6%		$-		N/A		N/A
Perimeter Lakes	5,485	7.6%		-		N/A		N/A
Residence at Turnberry	7,756	7.6%		-		N/A		N/A
Residence at Christopher Wren	9,052	7.6%		-		N/A		N/A
Clinton Place Apartments	8,145	7.6%		-		N/A		N/A
Heathermoor	8,232	7.6%		-		N/A		N/A
Summer Ridge	8,477	7.6%		-		N/A		N/A
The Ashborough	-	N/A		47,591	(1)	4.6%		May 2018
Vista Germantown	-	N/A		4,603	(2)	3.4%	(3)	November 2013
Total / weighted average rate	$53,317	7.6%	(4)	$52,194		4.5%	(4)

(1)	Debt procurement costs related to this loan were $450,000.

(2)	Debt procurement costs related to this loan of $317,000 were paid during 2010.

(3)	Denotes variable rate construction loan.

(4)	Represents weighted average interest rate for the loans listed.

During 2008, 2007 and 2006, we defeased 21 CMBS loans.  These loans were defeased pursuant to the terms of the underlying loan documents.  In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records.  All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers.  However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.  We received defeasance refunds of $553,000 for the six months ended June 30, 2010, which were included as a reduction to interest expense.  We will not have the right to receive any further defeasance refunds in respect to these CMBS loans.

Cash paid for interest, excluding $266,000 and $192,000 of capitalized interest, was $14.8 million and $15.2 million for the six months ended June 30, 2011 and 2010, respectively.  Cash paid for interest was reduced by the defeasance refund received of $553,000 for the six months ended June 30, 2010, as discussed above.  Additionally, excluded in the cash paid for interest is a one-time non cash charge to interest expense of $727,000 related to the redemption of the 7.92% Trust Preferred Securities for the six months ended June 30, 2010.

Unsecured Debt

On June 3, 2011, we closed on a $125.0 million unsecured, five year term loan.  This loan has a variable interest rate, which was 2.0% at June 30, 2011, and matures June 2, 2016.  Proceeds from the term loan were used to pay down borrowings outstanding on the Company's $250.0 million unsecured line of credit and for general corporate purposes.  Debt procurement costs related to this loan were $1.0 million.

4.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The review that was completed during the three months ended March 31, 2011, determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such, there were no changes to the carrying value of goodwill as of June 30, 2011.  In performing this analysis, we use a multiple of revenues to the range of potential alternatives.  We then assign a probability to the various alternatives under our consideration.  Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Intangible Assets

We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as in place leases and tenant relationships.  The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months.  Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.

In connection with our property acquisition completed on June 15, 2011, as discussed in Note 2, we recorded total intangible assets in the amount of $1.1 million related to existing leases and tenant relationships, which are being amortized over 12 months.

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

6.         EQUITY

The following table provides a reconciliation of activity in equity accounts:

	Six Months Ended June 30, 2011
			Accumulated
	Common		Distributions
	Shares		In Excess of	Treasury
	(at $.10	Paid-In	Accumulated	Shares	Noncontrolling
(In thousands)	stated value)	Capital	Net Income	(at Cost)	Interest
Balance, December 31, 2010	$4,657	$574,994	$(205,021)	$(58,446)	$1,040
Total comprehensive (loss) income	-	-	(4,655)	-	-
Share-based compensation	-	759	3	1,466	-
Purchase of common shares	-	-	-	(857)	-
Option exercises from treasury shares	-	140	-	655	-
Common share dividends declared	-	-	(14,282)	-	-
Balance, June 30, 2011	$4,657	$575,893	$(223,955)	$(57,182)	$1,040

The following table identifies total comprehensive (loss) income:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Comprehensive (loss) income:
Net (loss) income attributable to AERC	$(4,655)	$(5,480)
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	-	1,124
Total comprehensive (loss) income	$(4,655)	$(4,356)

7.         EARNINGS PER SHARE

There were approximately 695,000 and 800,000 options to purchase common shares outstanding at June 30, 2011 and 2010, respectively.  The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive to the net loss applicable to common shares.

The effect of exercise of rights for exchange of non-controlling interests into common shares was also not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.

The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator - basic and diluted:
Net (loss) income	$(1,561)	$(2,561)	$(4,629)	$(5,454)
Net income attributable to noncontrolling redeemable interest	(12)	(13)	(26)	(26)
Preferred share dividends	-	(980)	-	(2,030)
Preferred share redemption costs	-	(993)	-	(993)
Net (loss) income applicable to common shares	$(1,573)	$(4,547)	$(4,655)	$(8,503)

Denominator - basic and diluted:	41,414	27,433	41,338	24,316

Net (loss) income applicable to common shares - basic and diluted	$(0.04)	$(0.17)	$(0.11)	$(0.35)

8.         FAIR VALUE

Accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.

Mortgage notes payable, unsecured revolving debt and other unsecured debt with an aggregate carrying value of $589.2 million and $555.7 million at June 30, 2011 and December 31, 2010, respectively, have an estimated aggregate fair value of $578.0 million and $570.2 million, respectively.  Estimated fair value is based on interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities.  Considerable judgment is necessary to interpret market data and develop estimated fair values.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts for which we could be liable upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Segment information for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Revenue
Property operations:
Total segment revenue	$39,755	$32,962	$78,447	$64,607
Less: Intersegment revenue	-	-	-	-
Total net segment revenue	39,755	32,962	78,447	64,607

Construction and other services :
Total segment revenue	11,432	4,268	17,415	5,371
Less: Intersegment revenue	(5,639)	(2,640)	(6,950)	(2,640)
Total net segment revenue	5,793	1,628	10,465	2,731

Reconciliation of segment revenue to total consolidated revenue:
Total revenue for reportable segments	51,187	37,230	95,862	69,978
Elimination of intersegment revenue	(5,639)	(2,640)	(6,950)	(2,640)
Management and service company revenue	-	290	-	498
Total consolidated revenue	$45,548	$34,880	$88,912	$67,836

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Profit (net of intersegment revenue and expense)
Property operations
Property revenue	$39,755	$32,962	$78,447	$64,607
Property expenses	16,101	14,262	32,441	28,186
Property operations NOI	23,654	18,700	46,006	36,421

Construction and other services
Construction revenue	5,793	1,628	10,465	2,731
Construction expenses - direct	(5,529)	(1,483)	(10,146)	(2,529)
Construction expenses - general and administrative (1)	(392)	(402)	(800)	(772)
Construction and other services (loss) income	(128)	(257)	(481)	(570)
Total profit for reportable segments	23,526	18,443	45,525	35,851

Reconciliation of segment profit to consolidated (loss) income:
Total profit for reportable segments	23,526	18,443	45,525	35,851
Management and service company revenue	-	290	-	498
Depreciation and amortization	(13,248)	(8,971)	(26,303)	(17,591)
Direct property management and service company expense	-	(277)	-	(409)
General and administrative	(3,959)	(3,692)	(8,129)	(7,397)
Costs associated with acquisitions	(65)	(61)	(121)	(61)
Interest income	5	11	9	20
Interest expense	(7,820)	(8,304)	(15,610)	(16,365)
Consolidated net (loss) income	$(1,561)	$(2,561)	$(4,629)	$(5,454)

(1)	This amount is included in construction and other services expenses in the Consolidated Statements of Operations.

	June 30,	December 31,
(In thousands)	2011	2010
Segment Assets
Property operations	$922,351	$902,515
Construction and other services	7,181	11,350
Other assets	739	4,370
Total consolidated assets	$930,271	$918,235

11.        SUBSEQUENT EVENTS

Dividends

On August 1, 2011, we paid a dividend of $0.17 per common share to shareholders of record on July 15, 2011, which was declared on June 1, 2011.

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

Overview.

We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit is a general contractor and construction manager that acts as our in-house construction division and provides general contracting and construction management services to third parties.  Our two primary sources of cash and revenue from operations are rents from the leasing of apartment units, representing approximately 88.2% of our consolidated revenue and construction services, representing approximately 11.8% of our consolidated revenue for the six months ended June 30, 2011.

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

A reconciliation of property NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Property NOI	$23,654	$18,700	$46,006	$36,421
Service company NOI	-	13	-	89
Construction and other services net (loss) income	(128)	(257)	(481)	(570)
Depreciation and amortization	(13,248)	(8,971)	(26,303)	(17,591)
General and administrative expense	(3,959)	(3,692)	(8,129)	(7,397)
Costs associated with acquisitions	(65)	(61)	(121)	(61)
Interest income	5	11	9	20
Interest expense	(7,820)	(8,304)	(15,610)	(16,365)
Net (loss) income	(1,561)	(2,561)	(4,629)	(5,454)
Net income attributable to noncontrolling redeemable interest	(12)	(13)	(26)	(26)
Consolidated net (loss) income attributable to AERC	$(1,573)	$(2,574)	$(4,655)	$(5,480)

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

We calculate FFO as adjusted as FFO, as defined above, as reduced by refunds on previously defeased loans of $(553,000) for the six months ended June 30, 2010.  In accordance with GAAP, these refunds on previously defeased loans are included as an offset to interest expense in our Consolidated Statements of Operations.  Additionally, the computation of FFO as adjusted for the six months ended June 30, 2010, includes add backs of non-cash charges of $1.0 million and $727,000, respectively, associated with the redemption of the Company’s Series B preferred shares and trust preferred debt.  We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company’s real estate between periods or as compared to different REITs.

A reconciliation of net (loss) income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net (loss) income attributable to AERC	$(1,573)	$(2,574)	$(4,655)	$(5,480)
Depreciation - real estate assets	10,795	8,367	21,293	16,589
Amortization of intangible assets	1,966	192	4,068	192
Preferred share dividends	-	(980)	-	(2,030)
Preferred share redemption costs	-	(993)	-	(993)
Funds from Operations	11,188	4,012	20,706	8,278

Preferred share redemption costs	-	993	-	993
Trust preferred redemption costs	-	727	-	727
Refund of defeasance costs for previously defeased loans	-	-	-	(553)
Funds from Operations as adjusted	$11,188	$5,732	$20,706	$9,445

Funds from Operations per common share - basic and diluted	$0.27	$0.15	$0.50	$0.34
Funds from Operations as adjusted per common share - basic and diluted	$0.27	$0.21	$0.50	$0.39

Weighted average shares outstanding - basic and diluted	41,414	27,433	41,338	24,316

Updated 2011 Expectations.

•	Portfolio performance - Our full-year 2011 updated guidance reflects Same Community NOI increasing in the range of 5.0% to 5.5% as compared to 2010.

•

Property acquisitions, sales and development - We anticipate the acquisition of approximately $100.0 million to $150.0 million of properties and the disposition of approximately zero to $50.0 million of properties.  Additionally, we anticipate development costs in connection with the development of a 242-unit apartment community in Nashville, Tennessee, in which we are a 90.0% partner and which commenced during the fourth quarter of 2010, to be approximately $25.0 million to $30.0 million in 2011.

•	Debt repayment - We have repaid seven mortgage loans totaling $53.3 million that were scheduled to mature during the second quarter of 2011. We have no additional debt maturing in 2011.

Forecast Qualification.  The foregoing updated expectations are forward looking statements expressly subject to the discussion in the first paragraph of this Item 2.  Uncertainties relating to the broader domestic economic and financial conditions impact our ability to forecast future performance.  We believe that the apartment industry is better situated to weather a delayed recovery than other real estate sectors.  However, our 2011 expectations may be adversely impacted by unanticipated changes to the Federal Reserve’s interest rate policy, or if Congress were to take immediate steps to curtail Fannie Mae or Freddie Mac financing support to the apartment industry.  Moreover, unless and until meaningful job and wage growth occurs in our markets, continuing rental growth may be limited.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Liquidity.  Significant sources and uses of cash during the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Net cash provided by operations	$23,389	$11,264
Fixed assets:
Acquisition and development expenditures, net	(40,896)	(56,769)
Recurring, revenue enhancing and non-recurring capital expenditures	(4,753)	(6,525)
Debt:
Decrease in mortgage notes	(2,482)	(58,840)
(Decrease) increase in revolving credit facility borrowings	(89,000)	22,500
Increase in term loan borrowings	125,000	-
Redemption of trust preferred securities	-	(25,780)
Common share issuance proceeds	-	169,568
Preferred share redemption	-	(48,263)
Cash dividends and operating partnership distributions paid	(13,982)	(8,578)

Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities.  Our scheduled debt maturities for 2011 consisted of seven mortgage loans totaling approximately $53.3 million.  We have repaid all of these loans with proceeds from borrowings on our unsecured revolver.  On April 7, 2011, we closed on a $47.6 million mortgage loan secured by The Ashborough property.  This loan has a fixed interest rate of 4.6% and matures on May 1, 2018.  The proceeds from the funding of this loan were used to pay down borrowings on our unsecured revolver. On June 3, 2011, we closed a $125.0 million unsecured term loan.  This loan has a variable interest rate, which was 2.0% at June 30, 2011, and matures June 2, 2016.  The proceeds from the funding of this loan were used to pay down borrowings on our unsecured revolver and for general corporate purposes.

In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac.  Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period ending in December 2011 with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years.  We currently have $64.0 million of availability under this facility.  Our $250.0 million unsecured revolver, which matures October 18, 2013, provides us additional financial flexibility.  On July 28, 2011, we had $233.4 million of availability under this facility.

We anticipate that cash flow provided by operations for the remainder of the year will continue to meet normal business operations and liquidity requirements for the upcoming year.  We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.  We anticipate that we will continue paying our regular quarterly dividends in cash.  Funds to be used for the repayment of debt, property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver and possibly the sale of common shares.  The partnership in which we are a 90.0% partner is developing a 242-unit apartment community that is expected to be completed during 2012.  We are financing the construction costs through a construction loan.  At June 30, 2011, we had drawn down $4.6 million on this loan.

Cash flow provided by operations increased during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to an increase in property NOI as a result of the addition during 2010 of four properties, the completion of a 60-unit expansion of one of our existing properties and the purchase on June 15, 2011 of a 222-unit property located in Florida.  See the discussion under results of operations for further information concerning the contribution to our results by these six properties.

During the remainder of 2011, we anticipate incurring an additional $5.7 million in capital expenditures.  This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures.  These capital expenditures are expected to be funded with cash provided by operating activities and borrowings on our unsecured revolver.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010:

Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods.  For the six months ended June 30, 2011 and 2010, the Same Community portfolio consisted of 48 owned properties containing 12,108 units.  Acquired properties represent four operating properties that we acquired during 2010, and an operating property acquired on June 15, 2011.  The development property represents a 60-unit expansion of a Virginia property.

The net loss for the three and six month comparison periods decreased $1.0 million and $825,000, respectively.  For both the three month and six month comparison periods, the decrease was primarily due to the net of the following:  an increase in property revenue, an increase in property operating and maintenance expense and an increase in depreciation and amortization expense, all primarily due to the results provided by the acquisition and development properties.  Also, an increase in construction revenues and construction expenses, an increase in general and administrative expenses and a decline in interest expense had an effect on the results of operations for both comparison periods.  See the following discussion for a detailed description of the changes in these line items.

The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when		Increase (decrease) when
	comparing the three months		comparing the six months
	ended June 30, 2011		ended June 30, 2011
(Dollar amounts in thousands)	to June 30, 2010		to June 30, 2010

Property revenue	$6,793	20.6%	$13,840	21.4%
Property operating and maintenance expense	1,839	12.9%	4,255	15.1%
Depreciation and amortization	4,277	47.7%	8,712	49.5%
General and administrative expense	267	7.2%	732	9.9%
Interest expense	(484)	(5.8)%	(755)	(4.6)%
Construction and other services:
Revenue	4,165	255.8%	7,734	283.2%
Expenses	4,036	214.1%	7,645	231.6%

Property NOI for both the three month and six month comparison periods increased primarily due to the contributions by the acquired and development properties.  Property NOI for the Same Community properties increased for both the three month and six month comparison periods primarily due to increased revenues across the portfolio.

The following table presents property NOI results by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	Property	Property		Property	Property
(In thousands)	NOI	NOI	Increase	NOI	NOI	Increase
Same Community Properties:
Midwest	$11,018	$10,538	$480	$21,662	$20,629	$1,033
Mid-Atlantic	3,627	3,386	241	7,142	6,755	387
Southeast	4,628	4,371	257	9,033	8,633	400
Total Same Community	19,273	18,295	978	37,837	36,017	1,820
Acquired Properties	4,268	405	3,863	7,948	404	7,544
Development	113	-	113	221	-	221
Total Property NOI	$23,654	$18,700	$4,954	$46,006	$36,421	$9,585

Property revenue.  Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit.  Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy
	at
	June 30,
	2011	2010
Same Community Properties:
Midwest	97.6%	97.3%
Mid-Atlantic	97.8%	96.1%
Southeast	94.1%	95.1%
Total Same Community	96.8%	96.6%
Acquired/ Development Properties	96.5%	90.8%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Same Community Properties:
Midwest	$819	$784	$808	$778
Mid-Atlantic	$1,207	$1,164	$1,190	$1,159
Southeast	$912	$899	$903	$889
Total Same Community	$889	$859	$878	$851
Acquired/Development Properties	$1,294	$1,402	$1,286	$1,394

The following table presents property revenue results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	Property	Property		Property	Property
(In thousands)	Revenue	Revenue	Increase	Revenue	Revenue	Increase
Same Community Properties:
Midwest	$19,529	$18,810	$719	$38,523	$37,157	$1,366
Mid-Atlantic	5,451	5,249	202	10,741	10,462	279
Southeast	8,443	8,277	166	16,700	16,363	337
Total Same Community	33,423	32,336	1,087	65,964	63,982	1,982
Acquired Properties	6,158	626	5,532	12,132	625	11,507
Development	174	-	174	351	-	351
Total Property Revenue	$39,755	$32,962	$6,793	$78,447	$64,607	$13,840

The increase in property revenue was primarily due to increases for both comparison periods in the revenue across the portfolio for the same community properties and the acquisition and development properties.

Property operating and maintenance expenses.  The property operating and maintenance expenses increase for both comparison periods was primarily due to the acquisition and development properties.

Depreciation and amortization.  The depreciation and amortization expense increase for both comparison periods was primarily due to the acquisition and development properties.

General and administrative expense.  General and administrative expenses increased for both comparison periods primarily due to increases in payroll expense and consulting fees.

Construction and other services.  Construction revenue and related expenses are recorded on the percentage of completion method.  The increase in both revenue and expenses was primarily due to our recording activity for seven projects during both the current three month and six month periods compared to only three projects during the same three and six month periods one year ago.

Interest expense.  Interest expense for the three month comparison period decreased primarily due to the three months ended June 30, 2010, including $727,000 in connection with the redemption of the trust preferred debt.  For the six month comparison period, the decrease was primarily due to the net of interest expense on mortgage loans declining $1.0 million due to the repayment of seven loans during the first quarter of 2011 and five loans during the first quarter of 2010 and expense related to the trust preferred securities declining $1.0 million due to their repayment during the second quarter of 2010.  These declines were partially offset by an increase in interest expense on the unsecured revolver of $1.0 million.

CONTINGENCIES

For a discussion of contingencies, see Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt.  Based on our variable rate debt outstanding at June 30, 2011 and 2010, an interest rate change of 100 basis points would impact interest expense approximately $1.7 million and $700,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates.  See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2010, for a more complete discussion of interest rate sensitive assets and liabilities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We have evaluated the design and operations of our disclosure controls and procedures to determine that they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2011

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Total Number	Average	As Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in thousands)
April 1 through
April 30	-	$-	-	$26,288
May 1 through
May 31	-	-	-	26,288
June 1 through
June 30	-	-	-	26,288
Total	-	$-	-

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

ITEM 6.            EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

4.1	Term Loan Agreement dated June 3, 2011 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.	Exhibit 4.1 to Form 8-K filed June 8, 2011.

4.2

First Amendment to Amended and Restated Credit Agreement dated June 3, 2011 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.

Exhibit 4.2 to Form 8-K filed June 8, 2011.

10.1	Associated Estates Realty Corporation 2011 Equity-Based Award Plan	Exhibit 10.1 to Form 8-K filed May 4, 2011.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

August 1, 2011	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer

