Form 10-Q
period 2011-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2011-11-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding as of October 26, 2011 was 42,325,439 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2011	2010
ASSETS
Real estate assets
Land	$185,418	$169,955
Buildings and improvements	1,074,040	1,003,909
Furniture and fixtures	36,239	33,690
Construction in progress	17,440	2,735
Gross real estate	1,313,137	1,210,289
Less: Accumulated depreciation	(351,342)	(335,289)
Net real estate	961,795	875,000
Cash and cash equivalents	5,056	4,370
Restricted cash	8,224	8,959
Accounts receivable, net
Rents	1,312	1,238
Construction	5,222	9,119
Other	618	1,110
Goodwill	1,725	1,725
Other assets, net	15,806	16,714
Total assets	$999,758	$918,235
LIABILITIES AND EQUITY
Mortgage notes payable	$465,867	$463,166
Unsecured revolving credit facility	42,000	92,500
Unsecured term loan	125,000	—
Total debt	632,867	555,666
Accounts payable and other liabilities	26,239	25,045
Construction accounts payable	6,065	5,500
Dividends payable	7,587	7,242
Resident security deposits	3,476	3,256
Accrued interest	2,560	2,568
Total liabilities	678,794	599,277
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 46,570,763 issued and 42,325,439 and 41,380,205
outstanding at September 30, 2011 and December 31, 2010, respectively	4,657	4,657
Paid-in capital	582,716	574,994
Accumulated distributions in excess of accumulated net income	(219,044)	(205,021)
Less: Treasury shares, at cost, 4,245,324 and 5,190,558
shares at September 30, 2011 and December 31, 2010, respectively	(50,139)	(58,446)
Total shareholders' equity attributable to AERC	318,190	316,184
Noncontrolling interest	1,040	1,040
Total equity	319,230	317,224
Total liabilities and equity	$999,758	$918,235

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenue
Property revenue	$40,985	$33,232	$117,191	$95,684
Management and service company revenue	—	217	—	715
Construction and other services	5,602	5,717	16,067	8,448
Total revenue	46,587	39,166	133,258	104,847
Expenses
Property operating and maintenance	16,686	14,433	48,117	41,645
Depreciation and amortization	13,667	9,794	39,350	26,806
Direct property management and service company expense	—	192	—	602
Construction and other services	6,763	5,384	17,709	8,685
General and administrative	3,601	3,560	11,730	10,957
Costs associated with acquisitions	182	368	303	429
Total expenses	40,899	33,731	117,209	89,124
Operating income	5,688	5,435	16,049	15,723
Interest income	4	6	12	27
Interest expense	(8,211)	(7,362)	(23,752)	(23,420)
(Loss) income from continuing operations	(2,519)	(1,921)	(7,691)	(7,670)
Income from discontinued operations:
Operating income	130	137	672	432
Gain on disposition of properties	14,597	—	14,597	—
Income from discontinued operations	14,727	137	15,269	432
Net income (loss)	12,208	(1,784)	7,578	(7,238)
Net income attributable to noncontrolling redeemable interest	(12)	(13)	(37)	(39)
Net income (loss) attributable to AERC	12,196	(1,797)	7,541	(7,277)
Preferred share dividends	—	—	—	(2,030)
Preferred share redemption costs	—	—	—	(993)
Net income (loss) applicable to common shares	$12,196	$(1,797)	$7,541	$(10,300)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.06)	$(0.06)	$(0.19)	$(0.40)
Income from discontinued operations	0.35	—	0.37	0.02
Net income (loss) applicable to common shares	$0.29	$(0.06)	$0.18	$(0.38)

Weighted average number of common shares
outstanding - basic and diluted	41,697	31,906	41,458	26,846

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Cash flow from operations:
Net income (loss)	$7,578	$(7,238)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	40,276	27,716
Loss on fixed asset replacements write-off	39	39
Gain on disposition of properties	(14,597)	—
Amortization of deferred financing costs and other	1,457	1,003
Write-off of unamortized debt procurement costs	—	727
Share-based compensation	2,542	2,153
Net change in assets and liabilities:
Accounts receivable - construction	3,897	(5,631)
Accounts receivable	175	242
Construction accounts payable	(565)	5,257
Accounts payable and accrued expenses	3,426	(591)
Other operating assets and liabilities	(963)	(3,076)
Total adjustments	35,687	27,839
Net cash flow provided by operations	43,265	20,601
Cash flow from investing activities:
Recurring fixed asset additions	(6,968)	(6,672)
Revenue enhancing/non-recurring fixed asset additions	(1,509)	(5,716)
Acquisition/development fixed asset additions	(131,052)	(154,533)
Net proceeds from disposition of operating properties	28,967	—
Other investing activity	(345)	(594)
Net cash flow used for investing activities	(110,907)	(167,515)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,964)	(2,325)
Principal repayments of mortgage notes payable	(53,317)	(57,268)
Payment of debt procurement costs	(1,457)	(457)
Proceeds from mortgage notes obtained	57,982	36,000
Proceeds from term loan borrowings	125,000	—
Revolving credit facility borrowings	207,000	189,650
Revolving credit facility repayments	(257,500)	(105,950)
Principal repayments of unsecured trust preferred securities	—	(25,780)
Common share dividends paid	(20,956)	(11,921)
Preferred share dividends paid	—	(2,029)
Operating partnership distributions paid	(37)	(39)
Purchase of operating partnership units	—	(59)
Exercise of stock options	793	5,405
Issuance of common shares	13,330	169,199
Purchase of treasury shares	(857)	(595)
Redemption of preferred shares	—	(48,263)
Noncontrolling interest investment in partnership	—	1,040
Other financing activities, net	311	—
Net cash flow provided by financing activities	68,328	146,608
Increase (decrease) in cash and cash equivalents	686	(306)
Cash and cash equivalents, beginning of period	4,370	3,600
Cash and cash equivalents, end of period	$5,056	$3,294
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$7,587	$5,611
Issuance from treasury shares for share based compensation	1,466	1,097
Net change in accounts payable related to fixed asset additions	(389)	505
Reclassification of deferred directors' compensation	—	2,233

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
Business
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. Additional income is derived primarily from construction services. We own a taxable REIT subsidiary that performs construction services for our own account and for third parties. As of September 30, 2011, our operating property portfolio consisted of 52 apartment communities containing 13,684 units in eight states that are owned either directly or indirectly through subsidiaries. On October 17, 2011, we acquired a 224-unit apartment community located in Dallas, Texas. On October 24, 2011, we announced that we were winding down our third party construction services and would exit that business. We intend to continue to provide construction services for our own account.
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
Segment Reporting
All of our properties are multifamily communities that have similar economic characteristics. Management evaluates the performance of our properties on an individual basis. Our multifamily properties provided approximately 87.9% of our consolidated revenue for the nine months ended September 30, 2011. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division and has provided general contracting and construction management services to third parties. However, we intend to exit the third party construction business and anticipate to substantially complete all remaining third party projects by the end of 2011. For the nine months ended September 30, 2011, construction services provided approximately 12.1% of our consolidated revenue. These two segments, multifamily properties and construction and other services, represent our two reportable segments.
Share-Based Compensation
During the three and nine months ended September 30, 2011, we recognized total share-based compensation cost of $802,000 and $2.5 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2010, we recognized total share-based compensation cost of $654,000 and $2.2 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations.
Stock Options. During the nine months ended September 30, 2011, there were no stock options awarded and 77,456 options exercised. During the nine months ended September 30, 2010, there were no stock options awarded and 613,724 options exercised.

Restricted Shares. The following table represents restricted share activity for the nine months ended September 30, 2011:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at beginning of period	595,842	$6.69
Granted	130,565	$15.19
Vested	172,245	$9.34
Forfeited	112	$9.67
Nonvested at end of period	554,050	$7.87
At September 30, 2011, there was $3.0 million of unrecognized compensation cost related to non-vested restricted share awards that we expect to recognize over a weighted average period of 2.1 years.
Share Equivalent Units. We have two compensation plans under which our officers and directors may elect to defer the receipt of restricted shares. An individual bookkeeping account is maintained for each participant, under which deferred restricted share awards are reflected as share equivalent units. Dividend credits are made to such account in the form of additional share equivalent units. Distribution of all accumulated and vested share equivalents is made in the form of common shares upon the end of the deferral period. The vesting of such share equivalent units (together with associated dividend credits) occurs on the same schedule as the restricted shares made subject to the deferral election. At September 30, 2011, there were 539,710 share equivalent units deferred under these plans and $577,000 of unrecognized compensation cost that we expect to recognize over a weighted average period of 1.8 years. These amounts are in addition to, and not included in, the table above under "Restricted Shares."
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

At September 30, 2011 and December 31, 2010, we had no derivatives outstanding. During 2010, we had two interest rate swaps that were executed in 2007 to hedge the cash flows of two existing variable rate loans. In January 2010, we prepaid one of these loans but we did not terminate the corresponding interest rate swap and as a result reclassified the fair value of the related interest rate swap of $777,000 from other comprehensive income to earnings. This derivative matured in June 2010, and the change in fair value was recorded in earnings.
The following table presents the effect of our prior derivative financial instruments on the Consolidated Statements of Operations (see Note 6 for additional information regarding the effect of these derivative instruments on total comprehensive income):

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Amount of Gain or (Loss)
				Amount of Gain or (Loss)			Recognized in Income or
	Amount of Gain or (Loss)			Reclassified from			Derivative (Ineffective
	Recognized in OCI			Accumulated OCI			Portion and Amount
	on Derivative			into Income			Excluded from
(In thousands)	(Effective Portion)			(Effective Portion)			Effectiveness Testing)

Location of
Gain (Loss)
			Location of			Recognized
			Gain or			in Income on
			(Loss)			Derivative
			Reclassified			(Ineffective
	Three	Nine	from	Three	Nine	Portion and	Three	Nine
	Months	Months	Accumulated	Months	Months	Amount	Months	Months
Derivatives	Ended	Ended	OCI into	Ended	Ended	Excluded	Ended	Ended
in Cash	September	September	Income	September	September	from	September	September
Flow Hedging	30,	30,	(Effective	30,	30,	Effective	30,	30,
Relationships	2010	2010	Portion)	2010	2010	Testing)	2010	2010

Interest rate swaps	$(20)	$(59)	Interest expense	$(187)	$(571)	Interest expense	$—	$(777)

Amount of Gain or (Loss) Recognized
Derivatives Not	Location of Gain	in Income on Derivative
Designated as	(Loss) in Income on	Three Months Ended	Nine Months Ended
Hedging Instruments	Derivative	September 30, 2010	September 30, 2010

Interest rate swaps	Interest expense	$—	$(18)
Real Estate and Depreciation
Real estate assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 30 years
Furniture, fixtures and equipment	5 - 10 years

We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs are expensed when incurred. We capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. We also capitalize direct and indirect internal costs attributable to the construction of a property or asset. Such costs are included in construction in progress during the development period. Capitalized costs related to construction are transferred to buildings and improvements and furniture and fixtures, respectively, upon substantial completion of the project.
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
2.    ACQUISITION, DEVELOPMENT, CONSTRUCTION, AND DISPOSITION ACTIVITY
Acquisition Activity
On August 9, 2011, we acquired Dwell Vienna Metro, a 250-unit community located in Fairfax, Virginia for $82.6 million in cash.
On June 15, 2011, we acquired Waterstone at Wellington Apartments, a 222-unit community located in Wellington, Florida for $32.8 million in cash.
The purchase price allocations for the operating properties acquired during 2011 were as follows:

(In thousands)
Land	$17,189
Buildings and improvements	92,586
Furniture and fixtures	1,930
Existing leases and tenant relationships (Other assets)(1)	3,715
Total	$115,420
(1) See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.
We recognized costs totaling $127,000 and $192,000 related to these acquisitions during the three and nine months ended September 30, 2011, respectively, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations. The amount of revenue and net income (loss) related to these acquisitions that is included in our Consolidated Statements of Operations and the pro forma financial information as if these acquisitions had occurred on January 1, 2010, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Actual revenue from acquisition	$1,669	$—	$1,808	$—
Actual net (loss) income from acquisition	(366)	—	(376)	—
Pro forma revenue	47,298	41,338	138,292	112,744
Pro forma net income (loss) applicable to common
shares (1)	13,036	(1,212)	9,040	(12,601)

Pro forma earnings per common share - basic and diluted:
Pro forma net income (loss) applicable to common
shares	$0.31	$(0.04)	$0.22	$(0.47)

(1)
Pro forma net income (loss) for the three and nine months ended September 30, 2011, were adjusted to exclude $127,000 and$192,000, respectively, of acquisition-related costs incurred during 2011. Pro forma net income (loss) for the nine months ended September 30, 2010, was adjusted to include total acquisition-related costs of $192,000.

Development Activity
During the quarter ended September 30, 2011, we acquired a vacant parcel of land adjacent to San Raphael Apartments located in Dallas, Texas, which we intend to use for future development of approximately 100 units.
During 2010, we began development on Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee. The total cost incurred at September 30, 2011, of this development includes $5.6 million for land and $16.7 million for construction costs. During the nine months ended September 30, 2011, we recorded capitalized interest of $465,000. See Note 5 for additional information related to this development.
During 2010, we completed construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area. Capitalized interest related to this expansion for the nine months ended September 30, 2010 was $192,000.
Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties. However, we intend to exit the third party construction business and anticipate to substantially complete all remaining third party projects by the end of 2011. We account for construction contracts using the percentage-of-completion method. Under this method, we recognize revenue in the ratio of costs incurred to total estimated costs, with any changes in estimates recognized in the period in which they are known on a prospective basis. We recognized $5.6 million and $16.1 million in revenue under this method during the three and nine months ended September 30, 2011 and $5.7 million and $8.5 million in revenue under this method during the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, under the percentage of completion method, we reported costs of $6.4 million and $16.6 million. For the three and nine months ended September 30, 2010, under this method, we reported $5.0 million and $7.5 million of costs.
Disposition Activity
The results of operations for all periods presented and gain/loss related to the sale of operating properties are reported in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations. Real estate assets that are classified as held for sale are also reported as discontinued operations. We classify properties as held for sale when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.

On September 19, 2011, we completed the sale of Remington Place apartments, a 234-unit property located in Central Ohio. The sales price was $12.5 million and we recorded a gain of $4.2 million.
On September 19, 2011, we completed the sale of Residence at Turnberry apartments, a 216-unit property located in Central Ohio. The sales price was $18.0 million and we recorded a gain of $10.4 million.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, includes the operating results and related gains recognized for the properties sold in 2011. The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
REVENUE
Property revenue	$981	$1,124	$3,223	$3,279

EXPENSES
Property operating and maintenance	545	501	1,556	1,475
Depreciation and amortization	306	332	926	910
Total expenses	851	833	2,482	2,385
Operating income	130	291	741	894
Interest expense	—	(154)	(69)	(462)
Gain on disposition of properties	14,597	—	14,597	—
Income from discontinued operations	$14,727	$137	$15,269	$432

3.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	September 30, 2011		December 31, 2010
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate

FIXED RATE DEBT
Mortgages payable - CMBS	$44,079	7.9%	$98,212	7.7%
Mortgages payable - other	377,521	5.6%	330,648	5.7%
Total fixed rate debt	421,600	5.8%	428,860	6.2%

VARIABLE RATE DEBT
Mortgages payable	33,876	4.7%	34,306	4.7%
Construction loan	10,391	3.5%	—	N/A
Unsecured revolving credit facility	42,000	2.5%	92,500	2.7%
Unsecured term loan	125,000	2.0%	—	N/A
Total variable rate debt	211,267	2.6%	126,806	3.2%
Total debt	$632,867	4.8%	$555,666	5.5%
				0.047

Mortgage Notes Payable
The following table provides information on mortgage loans repaid and obtained during 2011:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained
Property	Amount	Interest Rate		Amount		Rate		Maturity

Central Park Place	$6,170	7.6%		$—		N/A		N/A
Perimeter Lakes	5,485	7.6%		—		N/A		N/A
Residence at Turnberry	7,756	7.6%		—		N/A		N/A
Residence at Christopher Wren	9,052	7.6%		—		N/A		N/A
Clinton Place Apartments	8,145	7.6%		—		N/A		N/A
Heathermoor	8,232	7.6%		—		N/A		N/A
Summer Ridge	8,477	7.6%		—		N/A		N/A
The Ashborough	—	N/A		47,591	(1)	4.6%		May 2018
Vista Germantown	—	N/A		10,391	(2)	3.5%	(3)	November 2013
Total / weighted average rate	$53,317	7.6%	(4)	$57,982		4.4%	(4)

(1)    Debt procurement costs related to this loan were $450,000.
(2)    Debt procurement costs totaling $317,000 related to this loan were paid during 2010.
(3)    Denotes variable rate construction loan.
(4)    Represents weighted average interest rate for the loans listed.
During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower was able to prepay certain loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction. We received defeasance refunds of $553,000 for the nine months ended September 30, 2010, which were included as a reduction to interest expense. We will not have the right to receive any further defeasance refunds in respect to these CMBS loans.
Cash paid for interest, excluding $468,000 and $192,000 of capitalized interest, was $22.3 million and $22.4 million for the nine months ended September 30, 2011 and 2010, respectively. Cash paid for interest was reduced by the defeasance refund received of $553,000 for the nine months ended September 30, 2010, as discussed above. Additionally, included in the cash paid for interest is a one-time non cash charge to interest expense of $727,000 related to the redemption of the 7.92% Trust Preferred Securities for the nine months ended September 30, 2010.
Unsecured Debt
On June 3, 2011, we closed on a $125.0 million unsecured, five year term loan. This loan has a variable interest rate, which was 2.0% at September 30, 2011, and matures June 2, 2016. Proceeds from the term loan were used to pay down borrowings outstanding on our $250.0 million unsecured line of credit and for general corporate purposes. Debt procurement costs related to this loan were $1.0 million.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2011, determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such, there were no changes to the carrying value of goodwill as of September 30, 2011. In performing this analysis, we use a multiple of revenues to the range of potential alternatives. We then assign a probability to the various alternatives under our consideration. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
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
In connection with our property acquisition completed on August 9, 2011, as discussed in Note 2, we recorded total intangible assets in the amount of $2.7 million related to existing leases and tenant relationships, which are being amortized over 12 months.
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

6.    EQUITY
The following table provides a reconciliation of activity in equity accounts:

	Nine Months Ended September 30, 2011
			Accumulated
	Common		Distributions
	Shares		in Excess of	Treasury
	(at $.10	Paid-In	Accumulated	Shares	Noncontrolling
(In thousands)	stated value)	Capital	Net Income	(at Cost)	Interest
Balance, December 31, 2010	$4,657	$574,994	$(205,021)	$(58,446)	$1,040
Total comprehensive income	—	—	7,541	—	—
Share-based compensation	—	1,273	4	1,466	—
Purchase of common shares	—	—	—	(857)	—
Option exercises from treasury shares	—	141	—	677	—
Issuance of common shares from
treasury shares	—	6,308	—	7,021	—
Common share dividends declared	—	—	(21,568)	—	—
Balance, September 30, 2011	$4,657	$582,716	$(219,044)	$(50,139)	$1,040
The following table identifies total comprehensive income (loss):

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Comprehensive income (loss):
Net income (loss) attributable to AERC	$7,541	$(7,277)
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	—	1,290
Total comprehensive income (loss)	$7,541	$(5,987)
7.    COMMON SHARES
In August 2010, we registered a continuous at-the-market ("ATM") program under which we can sell up to $25.0 million of our common shares in open market transactions at the then market price per share. During the three months ended September 30, 2011, we sold 788,676 shares under the ATM program for total gross proceeds of $13.7 million, or $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. The shares sold under the ATM program were issued from Treasury. There were no shares sold prior to the three months ended September 30, 2011, under this program.
8.    EARNINGS PER SHARE
There were approximately 692,000 and 750,000 options to purchase common shares outstanding at September 30, 2011 and 2010, respectively. The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive to the net loss from continuing operations applicable to common shares.

The effect of exercise of rights for exchange of non-controlling interests into common shares was also not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator - basic and diluted:
(Loss) income from continuing operations	$(2,519)	$(1,921)	$(7,691)	$(7,670)
Net income attributable to noncontrolling redeemable interest	(12)	(13)	(37)	(39)
Preferred share dividends	—	—	—	(2,030)
Preferred share redemption costs	—	—	—	(993)
(Loss) income from continuing operations applicable to common shares	$(2,531)	$(1,934)	$(7,728)	$(10,732)

Income from discontinued operations applicable to common shares	$14,727	$137	$15,269	$432

Denominator - basic and diluted:	41,697	31,906	41,458	26,846

Net income (loss) applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.06)	$(0.06)	$(0.19)	$(0.40)
Income from discontinued operations	0.35	—	0.37	0.02
Net income (loss) applicable to common shares - basic and diluted	$0.29	$(0.06)	$0.18	$(0.38)

9.    FAIR VALUE
Accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate corresponding fair values.
Mortgage notes payable, unsecured revolving debt and other unsecured debt with an aggregate carrying value of $632.9 million and $555.7 million at September 30, 2011 and December 31, 2010, respectively, have an estimated aggregate fair value of $634.3 million and $570.2 million, respectively. Estimated fair value is based on interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts for which we could be liable upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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

11.    SEGMENT REPORTING
We have two reportable segments, which are multifamily properties and construction and other services. Our multifamily segment owns and manages multifamily communities and our construction and other services segment is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties. We have decided to exit the third party construction business and expect to substantially complete all remaining projects by December 31, 2011.
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
Segment information for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Revenue
Property operations:
Total segment revenue	$40,985	$33,232	$117,191	$95,684
Less: Intersegment revenue	—	—	—	—
Total net segment revenue	40,985	33,232	117,191	95,684

Construction and other services:
Total segment revenue	11,663	7,877	29,078	13,248
Less: Intersegment revenue	(6,061)	(2,160)	(13,011)	(4,800)
Total net segment revenue	5,602	5,717	16,067	8,448

Reconciliation of segment revenue to total consolidated revenue:
Total revenue for reportable segments	52,648	41,109	146,269	108,932
Elimination of intersegment revenue	(6,061)	(2,160)	(13,011)	(4,800)
Management and service company revenue	—	217	—	715
Total consolidated revenue	$46,587	$39,166	$133,258	$104,847

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Profit (net of intersegment revenue and expense)
Property operations
Property revenue	$40,985	$33,232	$117,191	$95,684
Property expenses	(16,686)	(14,433)	(48,117)	(41,645)
Property operations NOI	24,299	18,799	69,074	54,039

Construction and other services
Construction revenue	5,602	5,717	16,067	8,448
Construction expenses - direct	(6,436)	(5,047)	(16,582)	(7,576)
Construction expenses - general and administrative (1)	(327)	(337)	(1,127)	(1,109)
Construction and other services (loss) income	(1,161)	333	(1,642)	(237)
Total profit for reportable segments	23,138	19,132	67,432	53,802

Reconciliation of segment profit to consolidated income (loss):
Total profit for reportable segments	23,138	19,132	67,432	53,802
Management and service company revenue	—	217	—	715
Depreciation and amortization	(13,667)	(9,794)	(39,350)	(26,806)
Direct property management and service company expense	—	(192)	—	(602)
General and administrative	(3,601)	(3,560)	(11,730)	(10,957)
Costs associated with acquisitions	(182)	(368)	(303)	(429)
Interest income	4	6	12	27
Interest expense	(8,211)	(7,362)	(23,752)	(23,420)
(Loss) income from continuing operations	(2,519)	(1,921)	(7,691)	(7,670)
Income from discontinued operations:
Operating income	130	137	672	432
Gain on disposition of properties	14,597	—	14,597	—
Income from discontinued operations	14,727	137	15,269	432
Consolidated net income (loss)	$12,208	$(1,784)	$7,578	$(7,238)

(1) This amount is included in construction and other services expenses in the Consolidated Statements of Operations.

	September 30,	December 31,
(In thousands)	2011	2010
Segment Assets
Property operations	$987,654	$902,515
Construction and other services	7,048	11,350
Other assets	5,056	4,370
Total consolidated assets	$999,758	$918,235

12.    SUBSEQUENT EVENTS
Acquisitions
On October 17, 2011, we completed the acquisition of a 224-unit property located in Dallas, Texas, which will be known as The Brixton, for a purchase price of $21.0 million, inclusive of a $12.3 million Fannie Mae loan that we assumed.
Dividends
On November 1, 2011, we paid a dividend of $0.17 per common share to shareholders of record on October 14, 2011, which was declared on September 20, 2011.

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

•	our ability to refinance debt on favorable terms at maturity;

•	risks of a lessening of demand for the multifamily units that we own;

•	competition from other available multifamily units and changes in market rental rates;

•	new acquisitions and/or development projects may fail to perform in accordance with our expectations;

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorably by shareholders;

•	the results of litigation filed or to be filed against us;

•	changes in tax legislation;

•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	our ability to acquire properties at prices consistent with our investment criteria;

•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence;

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located;

•	unforeseen delays in the completion of our remaining third party construction projects which we plan to substantially complete prior to December 31, 2011; and

•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities.

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division and provides general contracting and construction management services to third parties. We intend to exit the third party construction business and anticipate to substantially complete all remaining third party projects by the end of 2011. Our two primary sources of cash and revenue from operations are rents from the leasing of apartment units, representing approximately 87.9% of our consolidated revenue and construction services, representing approximately 12.1% of our consolidated revenue for the nine months ended September 30, 2011.
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
Rental revenue collections are impacted by net rental rates and occupancy levels. We adjust our rental rates in our continuing efforts to adapt to changing market conditions and maximize rental revenue. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property NOI and Funds from Operations ("FFO") to be important indicators of our overall performance. Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. A reconciliation of property NOI to consolidated net income (loss) attributable to AERC and a reconciliation of net income (loss) attributable to AERC to FFO are included in the Results of Operations comparison.
Updated 2011 Expectations.

•	Portfolio performance - Our full-year 2011 updated guidance reflects Same Community NOI increasing in the range of 5.0% to 5.5% as compared to 2010.

•
Property acquisitions, sales and development - We have closed on the acquisition of approximately $136.4 million of properties and the disposition of approximately $30.5 million of properties. Our guidance reflects no additional acquisition or sales for the balance of the year. Additionally, we anticipate development costs in connection with the development of a 242-unit apartment community in Nashville, Tennessee and an approximate 100-unit expansion to our San Raphael property in Dallas, Texas to be approximately $20.0 million to $25.0 million in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash during the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Net cash provided by operations	$43,265	$20,601
Fixed assets:
Acquisition and development expenditures, net	(131,052)	(154,533)
Net property disposition proceeds	28,967	—
Recurring, revenue enhancing and non-recurring capital expenditures	(8,477)	(12,388)
Debt:
Increase (decrease) in mortgage notes	2,701	(23,593)
(Decrease) increase in revolving credit facility borrowings	(50,500)	83,700
Increase in term loan borrowings	125,000	—
Redemption of trust preferred securities	—	(25,780)
Common share issuance proceeds	13,330	169,199
Preferred share redemption	—	(48,263)
Cash dividends and operating partnership distributions paid	(20,993)	(13,989)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2011 consisted of seven mortgage loans totaling approximately $53.3 million. We have repaid all of these loans with proceeds from borrowings on our unsecured revolver. On April 7, 2011, we closed on a $47.6 million mortgage loan secured by The Ashborough property. This loan has a fixed interest rate of 4.6% and matures on May 1, 2018. The proceeds from the funding of this loan were used to pay down borrowings on our unsecured revolver. On June 3, 2011, we closed a $125.0 million unsecured term loan. This loan has a variable interest rate, which was 2.0% at September 30, 2011, and matures June 2, 2016. The proceeds from the funding of this loan were used to pay down borrowings on our unsecured revolver and for general corporate purposes. During the third quarter of 2011, we sold 788,676 shares under our $25.0 million at-the-market ("ATM") program for total gross proceeds of $13.7 million, or $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. As of the date of this filing, we had $11.3 million of common shares remaining available for sale under the ATM program.
In December 2009, we entered into a credit facility agreement with Wells Fargo Multifamily Corporation on behalf of Freddie Mac. Pursuant to the terms of the facility, we have the potential to borrow up to $100.0 million over a two-year period ending in December 2011 with obligations being secured by nonrecourse, non cross-collateralized fixed or variable rate mortgages having terms of five, seven or ten years. We currently have $64.0 million of availability under this facility. Our $250.0 million unsecured revolver, which matures October 18, 2013, provides us additional financial flexibility. On October 28, 2011, we had $203.0 million of availability under this facility.
We anticipate that cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements for the balance of the year. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue paying our regular quarterly dividends in cash. Funds to be used for the repayment of debt, property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver and possibly the sale of common shares. The partnership in which we are a 90.0% partner is developing a 242-unit apartment community that is expected to be completed during 2012. We are financing the construction costs through a construction loan. At September 30, 2011, we had drawn down $10.4 million on this loan.

Cash flow provided by operations increased during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to an increase in property NOI as a result of the addition during 2010 of four properties, the completion of a 60-unit expansion of one of our existing properties, the purchase on June 15, 2011 of a 222-unit property located in Florida, and the purchase on August 9, 2011 of a 250-unit property located in Virginia. See the discussion under Results of Operations for further information concerning the contribution to our results by these seven properties. Additionally, during 2010 Merit began construction work on several projects which we accounted for under the percentage of completion method, as such receivables and payables increased as revenue and expense was accrued under this method. During 2011 collections of amounts due from construction projects exceeded the accrual of amounts due, while payments of costs incurred were approximately the same as the accrual of costs under the percentage of completion method which resulted in an increase in cash flow from construction activity.
During the remainder of 2011, we anticipate incurring an additional $2.0 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures. These capital expenditures are expected to be funded with cash provided by operating activities and/or borrowings on our unsecured revolver.
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010:
Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods. For the three month comparison period ended September 30, 2011 and 2010, the Same Community portfolio consisted of 47 owned properties containing 11,962 units. For the nine months ended September 30, 2011 and 2010, the Same Community portfolio consisted of 46 properties containing 11,658 units. Acquired properties represent four operating properties that we acquired during 2010 and two operating properties acquired in June and August of 2011. The development property represents a 60-unit expansion of a Virginia property.
The net loss from continuing operations for the three and nine month comparison periods increased $598,000 and $21,000, respectively. For both the three month and nine month comparison periods, the increase was primarily due to the net of the following: an increase in property revenue, an increase in property operating and maintenance expense and an increase in depreciation and amortization expense, all primarily due to the results provided by the acquisition and development properties. Also, construction revenues decreased $115,000 for the three months but increased $7.6 million for the nine months, while construction expenses increased in both periods. Finally, an increase in general and administrative expenses and in interest expense had an effect on the results of operations for both comparison periods. See the following discussion for a detailed description of the changes in these line items.

The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when		Increase when
	comparing the three months		comparing the nine months
	ended September 30, 2011		ended September 30, 2011
(Dollar amounts in thousands)	to September 30, 2010		to September 30, 2010

Property revenue	$7,753	23.3%	$21,507	22.5%
Property operating and maintenance expense	2,253	15.6%	6,472	15.5%
Depreciation and amortization	3,873	39.5%	12,544	46.8%
General and administrative expense	41	1.2%	773	7.1%
Interest expense	849	11.5%	332	1.4%
Construction and other services:
Revenue	(115)	-2.0%	7,619	90.2%
Expenses	1,379	25.6%	9,024	103.9%
Income from discontinued operations	14,590	10649.6%	14,837	3434.5%

We use property net operating income ("NOI") as a measure of our results of the properties activity. We believe that the changes in property NOI can help to explain how the properties activities influenced our results of operations. Property NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding amounts classified as discontinued operations). We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and is used to assess regional property level performance. Property NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner.
A reconciliation of property NOI to total consolidated net income (loss) attributable to AERC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Property NOI	$24,299	$18,799	$69,074	$54,039
Service company NOI	—	25	—	113
Construction and other services net (loss) income	(1,161)	333	(1,642)	(237)
Depreciation and amortization	(13,667)	(9,794)	(39,350)	(26,806)
General and administrative expense	(3,601)	(3,560)	(11,730)	(10,957)
Costs associated with acquisitions	(182)	(368)	(303)	(429)
Interest income	4	6	12	27
Interest expense	(8,211)	(7,362)	(23,752)	(23,420)
(Loss) income from continuing operations	(2,519)	(1,921)	(7,691)	(7,670)
Income from discontinued operations:
Operating income	130	137	672	432
Gain on disposition of properties	14,597	—	14,597	—
Income from discontinued operations	14,727	137	15,269	432
Net income (loss)	12,208	(1,784)	7,578	(7,238)
Net income attributable to noncontrolling redeemable interest	(12)	(13)	(37)	(39)
Consolidated net income (loss) attributable to AERC	$12,196	$(1,797)	$7,541	$(7,277)

Property NOI for both the three month and nine month comparison periods increased primarily due to the contributions by the acquired and development properties. Property NOI for the Same Community properties increased for both the three month and nine month comparison periods primarily due to increased revenues across the portfolio.
The following table presents property NOI results by region:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
(In thousands)	Property NOI	Property NOI	Increase	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$10,858	$9,828	$1,030	$31,290	$29,277	$2,013
Mid-Atlantic	4,545	4,332	213	10,827	10,240	587
Southeast	4,573	4,361	212	13,607	12,994	613
Total Same Community	19,976	18,521	1,455	55,724	52,511	3,213
Acquired Properties	4,204	249	3,955	13,010	1,506	11,504
Development	119	29	90	340	22	318
Total Property NOI	$24,299	$18,799	$5,500	$69,074	$54,039	$15,035
Property revenue. Property revenue is impacted by a combination of net rental rates and occupancy levels, i.e., net collected rent per unit. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy at		Physical Occupancy at
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Same Community Properties:
Midwest	96.8%	96.9%	96.8%	96.9%
Mid-Atlantic	94.2%	96.1%	95.4%	95.9%
Southeast	91.3%	93.8%	91.3%	93.8%
Total Same Community	95.0%	96.0%	95.2%	95.9%
Acquired/ Development Properties	93.7%	95.4%	92.9%	96.1%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Same Community Properties:
Midwest	$836	$793	$818	$783
Mid-Atlantic	$1,262	$1,205	$1,202	$1,162
Southeast	$923	$901	$910	$893
Total Same Community	$921	$881	$890	$859
Acquired/Development Properties	$1,376	$1,462	$1,365	$1,425

The following table presents property revenue results:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
(In thousands)	Property Revenue	Property Revenue	Increase	Property Revenue	Property Revenue	Increase
Same Community Properties:
Midwest	$18,836	$17,882	$954	$55,117	$52,883	$2,234
Mid-Atlantic	6,926	6,580	346	16,306	15,735	571
Southeast	8,552	8,316	236	25,252	24,679	573
Total Same Community	34,314	32,778	1,536	96,675	93,297	3,378
Acquired Properties	6,498	369	6,129	19,992	2,300	17,692
Development	173	85	88	524	87	437
Total Property Revenue	$40,985	$33,232	$7,753	$117,191	$95,684	$21,507

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
Construction and other services. Construction revenue and related expenses are recorded on the percentage of completion method. The increase in both revenue and expenses was primarily due to our recording activity for seven projects during both the current three month and nine month periods compared to only three projects during the same three and nine month periods one year ago. We have decided to exit the third party construction business and expect to substantially complete all remaining third party projects by December 31, 2011.
Interest expense. Interest expense increased for both comparison periods primarily due to increased borrowings on the unsecured term loan and unsecured revolver. The nine month comparison period increases were partially offset by the expense related to the trust preferred securities declining $1.0 million due to their repayment during the second quarter of 2010.
Income from discontinued operations. Discontinued operations include the operating results of two properties sold in 2011 and the gain related to those sales. For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

We also use funds from operations ("FFO") as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, gains on insurance recoveries and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Other real estate companies may define FFO in a different manner.
We calculate FFO as adjusted as FFO, as defined above, as reduced by refunds on previously defeased loans of $(553,000) for the nine months ended September 30, 2010. In accordance with GAAP, these refunds on previously defeased loans are included as an offset to interest expense in our Consolidated Statements of Operations. Additionally, the computation of FFO as adjusted for the nine months ended September 30, 2010, includes add backs of non-cash charges of $1.0 million and $727,000, respectively, associated with the redemption of the Company’s Series B preferred shares and trust preferred debt. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company’s real estate between periods or as compared to different REITs.
A reconciliation of net income (loss) attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net income (loss) attributable to AERC	$12,196	$(1,797)	$7,541	$(7,277)
Depreciation - real estate assets	11,278	9,032	32,571	25,622
Amortization of intangible assets	2,194	566	6,262	757
Preferred share dividends	—	—	—	(2,030)
Preferred share redemption costs	—	—	—	(993)
Gain on disposition of properties	(14,597)	—	(14,597)	—
Funds from Operations	11,071	7,801	31,777	16,079

Preferred share redemption costs	—	—	—	993
Trust preferred redemption costs	—	—	—	727
Refund of defeasance costs for previously defeased loans	—	—	—	(553)
Funds from Operations as adjusted	$11,071	$7,801	$31,777	$17,246

Funds from Operations per common share - basic and diluted	$0.27	$0.24	$0.77	$0.60
Funds from Operations as adjusted per common share - basic and diluted	$0.27	$0.24	$0.77	$0.64

Weighted average shares outstanding - basic and diluted	41,697	31,906	41,458	26,846

CONTINGENCIES

For a discussion of contingencies, see Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at September 30, 2011 and 2010, an interest rate change of 100 basis points would impact interest expense approximately $2.1 million and $1.3 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2010, for a more complete discussion of interest rate sensitive assets and liabilities.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2011
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
			As Part of Publicly	the Plans of
	Total Number of	Average Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
July 1 through
July 31	—	$—	—	$26,288
August 1 through
August 31	—	—	—	26,288
September 1 through
September 30	—	—	—	26,288
Total	—	$—	—
There is a total of $26.3 million remaining on our Board of Directors' authorization to repurchase our common shares. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.

ITEM 6.        EXHIBITS

Number	Title	Filed herewith or incorporated herein by reference

4.1	Term Loan Agreement dated June 3, 2011 between Associated Estates Realty Corporation and	Exhibit 4.1 to Form 8-K
	PNC Bank, National Association and the several banks, financial institutions and other entities.	filed June 8, 2011.

4.2	First Amendment to Amended and Restated Credit Agreement dated June 3, 2011 between	Exhibit 4.2 to Form 8-K
	Associated Estates Realty Corporation and PNC Bank, National Association and the several	filed June 8, 2011.
banks, financial institutions and other entities.

10.1	Associated Estates Realty Corporation 2011 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K
filed May 4, 2011.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q
filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q
filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the	Exhibit 32 to Form 10-Q
	Sarbanes Oxley Act.	filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 2, 2011	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer