Form 10-K
period 2011-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2012-02-23
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 1-12486

Associated Estates Realty Corporation
(Exact name of registrant as specified in its charter)

OHIO	34-1747603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 AEC Parkway, Richmond Heights, Ohio 44143-1550
(Address of principal executive offices)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, without par value	New York Stock Exchange, Inc.
Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $636.0 million as of June 30, 2011.

The number of Common Shares outstanding as of February 10, 2012 was 42,446,036.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I
Except as the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.
Item 1. Business

GENERAL
We are a fully integrated, self-administered and self-managed equity real estate investment trust ("REIT"). We are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Market ("NASDAQ") under the ticker symbol "AEC." Our headquarters is located at 1 AEC Parkway in Richmond Heights, Ohio. The headquarters is comprised of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which we own under a long-term ground lease.
We specialize in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. We own a taxable REIT subsidiary that performs general contracting and construction services for our own account and for third parties. On October 24, 2011, we announced our intention to exit the third party construction services business. We have since substantially completed performance under all of our remaining third party construction services contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. As of December 31, 2011, our operating property portfolio consisted of 53 owned apartment communities containing 13,908 units in eight states. See Item 2 for a state-by-state listing of our portfolio. Our consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, including the taxable REIT subsidiary, which is separately taxed for federal income tax purposes as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999. Our consolidated financial statements also include a partnership in which we hold a 90.0% equity interest and an Operating Partnership structured as a DownREIT that owns one of our apartment communities in Florida and in which we own 97.6% equity interest.
BUSINESS SEGMENTS
All of our properties are multifamily rental communities that have similar economic characteristics. Management evaluates the performance of our properties on an individual basis. Our multifamily properties provided approximately 90.4% of our consolidated revenue for 2011. For 2011, third party construction services provided approximately 9.6% of our consolidated revenue. As a result, we have determined that as of December 31, 2011, we have two reportable segments which are multifamily properties and construction and other services. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division and has provided general contracting and construction management services to third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. We expect that, in 2012, multifamily properties will be our only reportable segment as a result of our exit from the third party construction business.
OPERATING STRATEGY AND BUSINESS OBJECTIVES
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of our 2012 outlook and strategy.

Acquisition/Disposition. Our acquisition/disposition strategy in recent years has been to buy properties outside of the Midwest and to sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity, an increase in cash flow or further enhance our strategic objectives. In 2011, we acquired three properties for an approximate total purchase price of $136 million. The first was a 222-unit property located in Southeast Florida, the second was a 250-unit property in the Metro DC area and the third was a 224-unit property located in Dallas, Texas. We sold two central Ohio properties containing 450 units in 2011 for a combined sales price of approximately $31 million.
We are continuing acquisition efforts in Southeast Florida and Dallas, Texas, in submarkets which we have identified as growth opportunities to expand our existing portfolio. We have also identified Southern California as a strategic growth market for acquisition and development and have hired a Regional Vice President of Development for that market. Nevertheless, we will consider opportunistic acquisition opportunities in other markets. We intend to maintain an ownership presence in our Midwest region over the long term as well.
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
During the last three years, we have acquired seven properties containing a total of 2,190 units for a total cost of approximately $392 million, while we have sold four properties containing 1,014 units for a total of approximately $65 million.
Development. We are near completion of a new development property in Nashville, Tennessee comprising of 242 units. We also intend to continue to execute our strategic growth strategy in part via the development and construction of new properties in our targeted growth markets. During 2011, we acquired two parcels of land in Dallas, Texas upon which we intend to build new apartment communities. One of these two new communities will be located adjacent to our existing San Raphael property in North Dallas. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Development Partnership" and “-Acquisition and Development Activities."
Property Operations. We operate in many different markets and submarkets. Each of these markets may have economic characteristics that differ from other markets, and, as a result, the degree to which we can increase rents varies between markets. However, our goal is to maximize property net operating income in all of our markets through a combination of increasing net rents and by continual efforts to contain controllable operating expenses. Strategies to increase rents include constant monitoring of our markets, providing superior resident service and desirable communities in which to live, leveraging the power of the internet through enhanced property websites and resident portals and the implementation of programs such as utility and refuse reimbursements. In 2011, we implemented a revenue management database that will provide real time market rental information in each of our submarkets. Our AEC Academy for Career Development provides training and support for our employees, which help us to provide better trained, quality personnel at our communities as well as minimizing employee turnover. We attempt to control operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at our apartment communities.
Financing and Capital. Proceeds received from new debt, debt refinancing, property sales or equity issuances are invested based upon the expected return and the impact on our balance sheet. Reducing overall interest costs and increasing the number of unencumbered assets have been two of our principal objectives. During the past three years, we continued to focus on lowering our cost of debt by financing, refinancing and prepaying debt. Our weighted average interest rate on our total debt declined 130 basis points from 6.1% at the end of 2008 to 4.8% at December 31, 2011. Our interest coverage ratio and fixed charge coverage ratio were 2.34:1 and 2.34:1, respectively, at December 31, 2011, up from 1.76:1 and 1.56:1, respectively, at December 31, 2008.

In January 2012, we increased our $250.0 million unsecured revolving credit facility, or revolver, to $350.0 million. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies. Our borrowing capacity under the revolver is a function of our unencumbered property pool. As of the date of this filing, the maximum amount of borrowings available to us under this revolver was $329.9 million. In addition, during 2011, we closed on a $125.0 million unsecured, five year term loan.
During 2010, we sold 23,575,000 of our common shares in three separate underwritten public offerings. The net proceeds from these offerings, which totaled $288.8 million, were used to repay maturing debt, redeem all our outstanding 8.70% Class B Series II Preferred Shares, redeem all of our Trust Preferred Securities, partially pay for three operating properties, acquire a parcel of land that we are developing in a partnership, repay borrowings on our unsecured revolver and for general corporate purposes. Additionally, during 2011, we sold 788,676 common shares under our continuous at-the-market ("ATM") offering program, which generated proceeds of $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes.
General Contractor/Construction. Our subsidiary, Merit Enterprises, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. Among other things, we believe we will realize significant cost savings and improved quality of our building exteriors and interiors as a result of the in-house services performed by Merit.
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
EMPLOYEES
On February 10, 2012, we employed approximately 400 people.
ENVIRONMENTAL CONSIDERATIONS
See Item 1A. Risk Factors for information concerning the potential effects of environmental regulations on our operations.
AVAILABLE INFORMATION
Shareholders may obtain, free of charge from our Internet site at AssociatedEstates.com, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission ("SEC").

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
Our multifamily apartment communities are subject to competition. Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. In certain markets, such as Florida, failed condominium conversions or properties originally developed as condominiums are reverting to rentals, creating increasing competition in those markets. Foreclosed single family homes that become rental properties could create additional competition in certain of our markets. Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.
Our insurance may not be adequate to cover certain risks. There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, acts of war and terrorist attacks that may be uninsurable, are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures and certain employment related claims, generally are not covered by our insurance. Other risks are subject to various limits, sub-limits, deductibles and self insurance retentions, which help to control insurance costs, but which may result in increased exposures to uninsured loss. Significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.
Secured debt financing could adversely affect our performance. At December 31, 2011, 22 of our 53 properties were encumbered by project specific, non-recourse, and except for five properties, non-cross-collateralized mortgage debt. On January 31, 2012, we prepaid two loans, reducing the number of encumbered properties to 20. There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us. Although Fannie Mae and Freddie Mac continue to provide needed financing to qualified borrowers, such as ourselves, there is no assurance that those mortgage capital sources will remain available or available on competitively favorable terms. Additional sources of secured financing are provided by life insurance companies and commercial banks, which from time to time offer terms competitive with Fannie Mae and Freddie Mac. We believe that we currently have access to such financing at competitive terms, however there can be no assurance that such financing will be available or that we will qualify for such financing in the future. In addition, there are currently numerous proposals before Congress that could curtail the lending ability of Fannie Mae and Freddie Mac.
Financial covenants could limit our ability to achieve our strategic objectives. The agreements governing our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur additional secured and unsecured debt, acquire additional land or development properties and make other strategic investments or business acquisitions or dispositions. These agreements also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. Our unsecured credit facilities are cross-defaulted and also contain cross default provisions with material other debt.

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
The costs of complying with laws and regulations could adversely affect our cash flow. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities, such as our leasing offices, that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990, to be accessible to disabled individuals. Other state and local laws also require apartment communities to be disability accessible. The Fair Housing Act also prohibits discrimination against protected classes of individuals. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our developments.
Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consulting companies. While these environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect, there can be no assurance that we will not incur such liabilities in the future. There have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. As some of these lawsuits have resulted in substantial monetary judgments or settlements, insurance carriers have reacted by excluding mold-related claims from standard policies and pricing mold endorsements at prohibitively high rates. While we have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents or the property, should mold become an issue in the future, our financial condition or results of operations may be adversely affected. Further, it is possible that material environmental contamination or conditions exist, or could arise in the future in the apartment communities or on the land upon which they are located or be present in land or improvements which we may acquire in the future.

We are subject to risks associated with development, acquisition and expansion of multifamily apartment communities. Development projects, acquisitions and expansions of apartment communities are subject to a number of risks, including:

•	availability of acceptable financing;

•	competition with other entities for investment opportunities;

•	failure by our properties to achieve anticipated operating results;

•	development costs of a property exceeding original estimates;

•	delays in construction of developments or expansions due to weather, required governmental approvals and/or unavailability of labor and materials; and

•	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition.
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
We may fail to qualify as a REIT. Commencing with our taxable year ending December 31, 1993, we have operated in a manner so as to permit us to qualify as a REIT under the Code, and we intend to continue to operate in such a manner. Many of the REIT requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90.0% of our REIT taxable income excluding capital gains. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification was lost. As a result, the cash available for distribution to our shareholders could be reduced or eliminated for each of the years involved.
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

We may be exposed to construction business risk. We intend to perform construction services as a general contractor for our own account on certain of our development projects in the future. Inherent risks of those operations include the following:

•	adverse weather conditions;

•	continuing difficulties in the development and construction industries;

•	continuing difficulties in obtaining financing for development and construction;

•	rapid and unanticipated increases in the costs of commodities and building materials;

•	failure of subcontractors to perform as anticipated;

•	the availability of qualified subcontractors, subcontractors in turn are dependent on the availability of skilled workers; and

•	bonding indemnification obligations and standby letters of credit that may be required by our construction lenders.
We plan to continue to perform construction services for our own account in connection with certain of our development properties. All of the foregoing risks could have a material adverse affect upon our ability to complete the construction of those development properties on time and/or within budget.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Portfolio. The following table represents our portfolio as of December 31, 2011, which consists of properties we owned, directly or indirectly.

	Total	Total
	Number	Number
	of Properties	of Units

Florida	5	1,494
Georgia	4	1,717
Indiana	3	836
Maryland	3	667
Michigan	11	2,888
Ohio	18	3,474
Texas	2	446
Virginia	7	2,386
	53	13,908
Development Projects
Dwell Turtle Creek (1)	—	—
San Raphael Phase II (2)	—	—
Vista Germantown (3)	—	—

Total	53	13,908

	Location	Acres
Undeveloped Land Parcels
Westlake	Westlake, OH	39.0
Wyndemere	Franklin, OH	10.0

Total undeveloped acres		49.0

(1)	Reflects development in Dallas, Texas of a yet to be determined number of units.
(2)	Reflects development of an estimated 104 units in Dallas, Texas.
(3)	Reflects partnership development of 242 units in Nashville, Tennessee with a scheduled completion in 2012.

	Total
	Number
	of Units	Age(1)

Florida
Courtney Chase	288	8
Cypress Shores	300	20
Vista Lago	316	8
Waterstone at Wellington	222	13
Windsor Pines	368	13
	1,494
Georgia
Cambridge at Buckhead	168	16
Idlewylde	843	10
Morgan Place	186	22
The Falls	520	25
	1,717
Indiana
Center Point	344	14
Residence at White River	228	20
Steeplechase	264	13
	836
Maryland
Annen Woods	131	24
Hampton Point	352	25
Reflections	184	26
	667
Michigan
Arbor Landings	328	12
Aspen Lakes Apartments	144	30
Central Park Place	216	23
Country Place Apartments	144	22
Clinton Place Apartments	202	23
Georgetown Park Apartments	480	12
Oaks at Hampton	544	23
Spring Brook Apartments	168	23
Spring Valley Apartments	224	24
Summer Ridge	248	20
The Landings at the Preserve	190	20
	2,888

(1)	Age of property is determined by the number of years since construction of the property was completed.

	Total
	Number
	of Units	Age(1)
Ohio
Bedford Commons	112	24
Bradford at Easton	324	15
Heathermoor	280	22
Kensington Grove	76	16
Lake Forest	192	17
Mallard's Crossing	192	21
Muirwood Village at Bennell	164	23
Perimeter Lakes	189	19
Residence at Barrington	288	12
Residence at Christopher Wren	264	18
St. Andrews at Little Turtle	102	24
Saw Mill Village	340	24
Sterling Park	128	17
Village at Avon	312	10
Westchester Townhomes	136	22
Western Reserve	108	13
Westlake Townhomes	7	26
Williamsburg Townhomes	260	21
	3,474
Texas
San Raphael	222	12
The Brixton	224	14
	446
Virginia
Dwell Vienna Metro	250	3
River Forest	300	5
Riverside Station	304	6
The Alexander at Ghent	268	5
The Ashborough	504	7
The Belvedere	296	6
Westwind Farms	464	5
	2,386

Total	13,908	16

			Anticipated
	Location	Acres	Completion

Development Projects
Dwell Turtle Creek	Dallas, TX	2.4	2013
San Raphael Phase II	Dallas, TX	1.5	2013
Vista Germantown	Nashville, TN	2.7	2012

(1)	Age of property is determined by the number of years since construction of the property was completed.
Indebtedness Encumbering the Properties. We have financed, and in many cases refinanced, the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness. At December 31, 2011, 31 of the 53 wholly owned properties were unencumbered. On January 31, 2012, we prepaid two loans, as such bringing the total of unencumbered properties to 33. The remaining 20 properties were encumbered by conventional mortgages, of which five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans.

Item 3. Legal Proceedings
We are subject to legal proceedings, lawsuits and other claims in the ordinary course of our business (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Many of the claims in Litigation are covered by insurance, subject to deductible amounts. We believe any current Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.

Item 4. Mine Safety Disclosures
N/A.
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

					Dividends Declared
	Price Range				Per Share
	2011		2010		2011	2010
	High	Low	High	Low
First Quarter	$16.31	$14.43	$13.99	$11.01	$0.17	$0.17
Second Quarter	$16.89	$15.66	$14.55	$12.06	$0.17	$0.17
Third Quarter	$18.27	$14.82	$14.80	$12.27	$0.17	$0.17
Fourth Quarter	$17.34	$14.57	$15.41	$13.70	$0.17	$0.17
					$0.68	$0.68
During the year ended December 31, 2011, net income attributable to AERC was less than the total dividends declared on our common shares. However, cash flow from operations was sufficient to pay cash dividends. See "Liquidity and Capital Resources" in Part II, Item 7 of this report on Form 10-K.
On February 10, 2012, there were approximately 779 holders of record and approximately 12,974 beneficial owners of our common shares.
We maintain a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in our common shares and may also make optional purchases of our common shares. The administrator of the plan will purchase shares directly from us at our option (either treasury shares or newly-issued common shares), or in the open market, or in privately negotiated transactions with third parties. All shares purchased by the plan administrator during 2011 and 2010 were open market purchases.
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any shares using this authority during 2011 and we have no present intention to use this authority to repurchase shares. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.

Performance Graph. The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2011, to the cumulative return of the Russell 2000 and the MSCI US REIT Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during this comparison period is not necessarily indicative of future performance.

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

Associated Estates Realty Corporation	$100.00	$71.94	$74.50	$101.88	$145.59	$158.54
Russell 2000	$100.00	$98.43	$65.18	$82.89	$105.14	$100.75
MSCI US REIT Index	$100.00	$83.18	$51.60	$66.36	$85.26	$92.67

Source: SNL Financial LC, Charlottesville, VA
© 2012
www.snl.com

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

(In thousands, except per share, unit count and net collected rent amounts)	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Revenue
Property revenue	$159,076	$131,459	$123,617	$123,548	$109,663
Management and service operations:
Fees, reimbursements and other	—	817	1,287	1,784	10,990
Construction and other services	16,869	17,051	1,160	1,010	2,218
Total revenue	175,945	149,327	126,064	126,342	122,871

Total expenses	(153,733)	(127,705)	(103,581)	(103,718)	(101,609)

Interest expense	(32,113)	(31,053)	(33,547)	(34,886)	(37,721)

(Loss) income before gain on insurance recoveries,
equity in net income (loss) of joint ventures,
and income from discontinued operations	(9,901)	(9,431)	(11,064)	(12,262)	(16,459)
Gain on insurance recoveries	—	—	531	—	—
Equity in net income (loss) of joint ventures	—	—	—	1,502	(258)
(Loss) income from continuing operations	(9,901)	(9,431)	(10,533)	(10,760)	(16,717)
Income from discontinued operations:
Operating income	672	601	1,262	238	6,071
Gain on disposition of properties/gain on insurance recoveries	14,597	245	15,534	45,202	20,864
Income from discontinued operations	15,269	846	16,796	45,440	26,935
Net income (loss)	5,368	(8,585)	6,263	34,680	10,218
Net (loss) income attributable to noncontrolling redeemable
interest	(40)	(51)	(53)	(53)	(53)
Net income (loss) attributable to AERC	5,328	(8,636)	6,210	34,627	10,165
Preferred share dividends	—	(2,030)	(4,199)	(4,655)	(4,924)
Preferred share redemption/repurchase costs	—	(993)	—	(143)	(58)
Discount/(premium) on preferred share repurchase	—	—	—	2,289	(114)
Allocation to participating securities	—	—	(423)	(730)	(338)
Net income (loss) applicable to common shares	$5,328	$(11,659)	$1,588	$31,388	$4,731

Earnings per common share - Basic and Diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.24)	$(0.41)	$(0.89)	$(0.82)	$(1.30)
Income from discontinued operations	0.37	0.03	0.99	2.75	1.58
Net income (loss) applicable to common shares	$0.13	$(0.38)	$0.10	$1.93	$0.28

Weighted average number of common shares outstanding	41,657	30,421	16,516	16,262	16,871

Dividends declared per common share	$0.68	$0.68	$0.68	$0.68	$0.68

	2011	2010	2009	2008	2007
Cash flow data:
Cash flow provided by operations	$53,317	$33,511	$31,300	$24,665	$28,962
Cash flow (used for) provided by investing activity	$(146,333)	$(283,432)	$16,450	$41,051	$(38,610)
Cash flow provided by (used for) financing activity	$92,974	$250,691	$(47,701)	$(63,714)	$(18,813)

Balance Sheet Data at December 31:
Real estate assets, net	$986,834	$875,000	$638,535	$673,848	$659,586
Total assets	$1,018,493	$918,235	$662,505	$699,896	$686,796
Total debt	$664,788	$555,666	$525,836	$557,481	$556,695
Total shareholders' equity attributable to AERC	$308,793	$316,184	$99,440	$105,621	$89,786

Other Data:
Property net operating income (1) (7)	$94,562	$75,838	$70,741	$71,413	$61,560
Funds from operations (2) (8)	$42,707	$25,908	$19,836	$21,893	$17,659
Funds from operations as adjusted (3) (8)	$42,707	$27,075	$19,273	$21,706	$22,055
Funds available for distribution (4) (8)	$36,417	$22,292	$14,213	$15,636	$15,526
Total properties (at end of period)	53	52	48	50	64
Total multifamily units (at end of period)	13,908	13,662	12,108	12,672	14,450
Average monthly net collected rent per unit (5)	$963	$859	$852	$858	$815
Physical occupancy (6)	95.2%	94.8%	93.9%	93.0%	94.1%

(1)
We consider property net operating income ("property NOI") to be an important indicator of the overall performance of our property portfolio because it reflects the operating performance of our property portfolio and is used to assess regional property level performance. Property NOI is determined by deducting property operating and maintenance expenses from property revenue. Property NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner. Property NOI has been restated for discontinued operations for periods shown.

(2)
We calculate funds from operations ("FFO") in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, excludes impairment write-downs of depreciable real estate, gains on insurance recoveries, and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. See Note 8 below for those items that are used to compute FFO. Other real estate companies may define FFO in a different manner.

(3)
Funds from operations as adjusted is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio. We consider FFO as adjusted to be a more appropriate measure of comparing the operating performance of our real estate portfolio between periods as well as to that of other real estate companies. See Note 8 below for those items that are used to compute FFO as adjusted. Other real estate companies may define FFO as adjusted in a different manner.

(4)
We define FAD as FFO as adjusted, as defined above, plus depreciation other and amortization of deferred financing fees less recurring fixed asset additions.  Fixed asset additions exclude development, investment, revenue enhancing and non-recurring capital additions.  We consider FAD to be an appropriate supplemental measure of the performance of an equity REIT because, like FFO and FFO as adjusted, it captures real estate performance by excluding gains or losses from the disposition of properties and land and depreciation on real estate assets and amortization of intangible assets.  Unlike FFO and FFO as adjusted, FAD also reflects the recurring capital expenditures that are necessary to maintain the associated real estate. See Note 8 below for a reconciliation of FFO as adjusted to FAD.

(5)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual rental revenue collected per unit.

(6)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(7)	Reconciliation of property NOI to net income (loss) attributable to AERC:

	Year Ended December 31,
(In thousands)	2011	2010	2009	2008	2007

Property net operating income	$94,562	$75,838	$70,741	$71,413	$61,560
Fees, reimbursements and other revenue	—	817	1,287	1,784	10,990
Construction and other services revenue	16,869	17,051	1,160	1,010	2,218
Direct property management and service company expense	—	(745)	(1,107)	(1,624)	(12,863)
Construction and other services expenses	(19,297)	(16,415)	(1,745)	(1,338)	(2,164)
Depreciation and amortization	(53,004)	(38,433)	(33,829)	(34,852)	(28,152)
General and administrative expense	(15,944)	(15,684)	(14,024)	(13,769)	(10,327)
Development costs	(435)	(208)	—	—	—
Costs associated with acquisitions	(539)	(599)	—	—	—
Interest expense	(32,113)	(31,053)	(33,547)	(34,886)	(37,721)
Gain on insurance recoveries	—	—	531	—	—
Equity in net income (loss) of joint ventures	—	—	—	1,502	(258)
Income from discontinued operations:
Operating income	672	601	1,262	238	6,071
Gain on disposition of properties/gain on insurance recoveries	14,597	245	15,534	45,202	20,864
Income from discontinued operations	15,269	846	16,796	45,440	26,935
Net income (loss)	5,368	(8,585)	6,263	34,680	10,218
Net (loss) income attributable to noncontrolling redeemable interest	(40)	(51)	(53)	(53)	(53)
Net income (loss) attributable to AERC	$5,328	$(8,636)	$6,210	$34,627	$10,165

(8)	Reconciliation of net income (loss) attributable to AERC to FFO and FAD:

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007

Net income (loss) attributable to AERC	$5,328	$(8,636)	$6,210	$34,627	$10,165
Depreciation - real estate assets	44,006	35,593	32,822	32,560	31,363
Depreciation - real estate assets - joint ventures	—	—	—	91	529
Amortization of joint venture deferred costs	—	—	—	—	17
Amortization of intangible assets	7,970	2,219	1,068	3,929	1,545
Preferred share dividends	—	(2,030)	(4,199)	(4,655)	(4,924)
Preferred share redemption/repurchase costs	—	(993)	—	(143)	(58)
Preferred share repurchase discount/(premium)	—	—	—	2,289	(114)
Gain on disposition of joint venture property	—	—	—	(1,603)	—
Gain on disposition of properties/gain on insurance recoveries	(14,597)	(245)	(16,065)	(45,202)	(20,864)
Funds from operations	42,707	25,908	19,836	21,893	17,659

Defeasance/prepayment and other costs
associated with debt repayments	—	—	—	1,959	4,224
Preferred share repurchase costs	—	993	—	143	58
Preferred share repurchase (discount)/premium	—	—	—	(2,289)	114
Trust preferred redemption costs	—	727	—	—	—
Refund of defeasance costs for previously defeased loans	—	(553)	(563)	—	—
Funds from operations as adjusted	42,707	27,075	19,273	21,706	22,055

Depreciation - other assets	1,954	1,827	1,522	1,378	1,255
Depreciation - other assets - joint ventures	—	—	—	3	82
Amortization of deferred financing fees	1,970	1,415	1,225	1,296	1,128
Amortization of deferred financing fees - joint ventures	—	—	—	1	24
Recurring fixed asset additions	(10,214)	(8,026)	(7,807)	(8,739)	(8,819)
Recurring fixed asset additions - joint ventures	—	—	—	(9)	(199)
Funds available for distribution	$36,417	$22,291	$14,213	$15,636	$15,526

Funds from operations per common share - basic and diluted	$1.03	$0.85	$1.20	$1.35	$1.05
Funds from operations as adjusted per common share - basic and diluted	$1.03	$0.89	$1.17	$1.33	$1.31

Weighted average shares outstanding - basic and diluted	41,657	30,421	16,516	16,262	16,871

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2012 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements. For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this report on Form 10-K.
Overview. We are engaged primarily in the ownership and operation of multifamily residential units. Our subsidiary, Merit Enterprises, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties. On October 24, 2011, we announced our intention to exit the third party construction services business. We have since substantially completed performance under all of our remaining third party construction services contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. During the year ended December 31, 2011, our two primary sources of cash and revenue from operations were rents from the leasing of owned apartment units, which represented 90.4% of our consolidated revenue and construction services, which represented 9.6% of our consolidated revenue for the year.
The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and in certain markets, the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. Additionally, our performance may be affected by the access to, and cost of, debt and equity.
Rental revenue collections are impacted by rental rates, occupancy levels and rent concessions. We adjust our rental rates and concessions in our continuing efforts to adapt to changing market conditions and maximize rental revenue. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property NOI and FFO to be important indicators of our overall performance. Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI and FFO to consolidated net income (loss) income in accordance with accounting principles generally accepted in the United States ("GAAP").
Our Same Community portfolio for the years 2011 and 2010 consists of 46 properties containing 11,658 units and accounted for 73.5% of total revenue in 2011 and 79.7% of our property NOI. Our Same Community portfolio includes properties that we have owned and operated for the entire two-year period ending December 31, 2011. Same Community NOI increased 5.6% in 2011 compared to 2010 primarily as a result of a $3.0 million or 7.7% increase in NOI from our Midwest (Ohio, Michigan and Indiana) portfolio. Our Mid-Atlantic (Maryland, Metro DC and Virginia) portfolio NOI increased $782,000 or 5.7% and our Southeast (Georgia and Florida) portfolio NOI increased $187,000 or 1.0% in 2011.

The following table presents property NOI results for 2011 and 2010:

	Year Ended December 31,
	2011	2010
(In thousands)	Property NOI	Property NOI
Same Community Properties:
Midwest	$42,797	$39,753
Mid-Atlantic	14,531	13,749
Southeast	18,026	17,839
Total Same Community	75,354	71,341
Acquired Properties	18,860	4,336
Development	348	161
Total Property NOI	$94,562	$75,838
Our 2012 earnings guidance anticipates the acquisition of approximately zero to $150.0 million of properties and the disposition of approximately $50.0 million to $75.0 million of properties. Additionally, our development spend is expected to be approximately $50.0 million and includes the completion of our Nashville development and the commencement of construction on two sites in Dallas. As of December 31, 2011, we have incurred $27.8 million of costs in connection with the development of Vista Germantown in Nashville, Tennessee and anticipate that an additional $7.5 million of expenditures will be incurred to complete the construction. We anticipate that construction should be completed during the second quarter of 2012. We intend to continue to evaluate potential property acquisitions and development opportunities when our investment criteria are met. We also may sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity, an increase in cash flow or further enhance our strategic objectives. We will continue to focus on the ratio of our total debt to gross real estate assets which was 49.4% at December 31, 2011 compared with 45.9% at December 31, 2010. We will also continue to focus on the reduction of our overall weighted average interest rate on our borrowings, which improved to 4.8% at December 31, 2011 compared with 5.5% at December 31, 2010 and our fixed charge coverage ratio which improved to 2.34 times at December 31, 2011 from 1.85 times at December 31, 2010.
In order to maximize property NOI, we plan to continue to focus our efforts on improving revenue, controlling costs and realizing operational efficiencies at the property level, both regionally and portfolio-wide. In 2012, at the midpoint of our guidance, we expect Same Community NOI to increase 5.5%, driven by a 4.5% increase in property revenue and a 2.5% increase in property operating expenses compared to 2011. The increase in revenue will primarily be due to maintaining physical occupancy levels and from increased rental rates. However, the uncertainties caused by economic and financial conditions complicate our ability to forecast future performance. We believe that the apartment industry is better situated to weather a continuing recessionary environment or delayed recovery than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays and because government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors. However, our 2012 expectations may be adversely impacted if recessionary forces resume or if Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry. Moreover, unless and until real job growth occurs in our markets, significant rental growth may be limited.
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

A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer. As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a taxable REIT subsidiary (“TRS”) that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 25.0% of the value of a REIT's total assets can be represented by securities of one or more TRS. The amount of intercompany interest and other expenses between a TRS and a REIT are subject to arms length allocations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:
Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2011	2010	2009

Net cash provided by operations	$53,317	$33,511	$31,300
Fixed assets:
Acquisitions and development expenditures, net	(165,271)	(266,283)	(4,526)
Net property disposition proceeds	28,961	—	32,746
Recurring, revenue enhancing and non-recurring capital expenditures	(11,561)	(15,012)	(12,629)
Debt:
Increase (decrease) in mortgage notes	18,623	(24,390)	(22,645)
(Decrease) increase in revolving credit facility borrowings	(34,500)	80,000	(9,000)
Increase in term loan borrowings	125,000	—	—
Redemption of trust preferred securities	—	(25,780)	—
Exercise of stock options	810	5,418	403
Common share issuances	13,300	288,835	—
Preferred share redemption	—	(48,263)	—
Cash dividends and operating partnership distributions paid	(28,139)	(21,902)	(15,529)
Purchase of treasury shares	(857)	(634)	(179)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our debt repayment obligations are relatively modest.
On January 31, 2012, we prepaid two loans totaling $43.6 million that included prepayment penalties totaling $1.7 million. Both of these loans were scheduled to mature in 2046. We funded this prepayment from borrowings on our $350.0 million unsecured revolving credit facility.
As of the filing date, we had five additional loans totaling $79.8 million maturing in 2012. We intend to prepay at par three of the loans totaling $43.8 million on March 10, 2012, and prepay at par the remaining two loans totaling $36.0 million on or before July 1, 2012, from borrowings on our unsecured revolver and/or other secured or unsecured financings or proceeds of the sale of common shares.

In January 2012, we entered into an Amended and Restated Credit Agreement that among other things increased the maximum amount of borrowings under the revolver to $350.0 million, extended the maturity date to January 11, 2016 and provided for a one year extension option. Additionally, the Amended and Restated Credit Agreement provides for an increase of the total facility to $400.0 million upon request and agreement of the lenders participating in the facility. Our borrowing capacity under the revolver is a function of our unencumbered property pool. As of February 10, 2012, the maximum amount of borrowings available to us under the revolver was $329.9 million and borrowings outstanding totaled $103.0 million.
On June 3, 2011, we closed on a $125.0 million unsecured, five year term loan. This loan currently has a variable interest rate, which was 2.3% at December 31, 2011, and matures June 2, 2016. Proceeds from the term loan were used to pay down borrowings outstanding on our unsecured revolver and for general corporate purposes. On December 19, 2011, we entered into a forward starting swap effective June 7, 2013, which fixes the rate on the term loan until maturity at a rate of 1.26% plus the credit spread which is currently 1.80%, or an all-in rate of 3.06% based upon the credit spread applicable under the term loan as of February 10, 2012 (which is subject to change dependent upon our leverage ratio).
Our ability to access the capital markets affords us additional liquidity as demonstrated by our sale of 23,575,000 of our common shares in 2010 in three separate underwritten offers to the public markets. The net proceeds from these offerings, which totaled approximately $288.8 million, were used to repay maturing debt, redeem all of our outstanding 8.70% Class B Series II Cumulative Redeemable Preferred Shares, redeem all of our Trust Preferred Securities, partially pay for three newly acquired operating properties, acquire the land for our Germantown (Nashville, Tennessee) development, to repay borrowings on our unsecured revolver, and for general corporate purposes. Additionally, during 2011, we sold 788,676 common shares under our continuous at-the-market ("ATM") offering program, which generated proceeds of $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes.
Cash flow provided by operations increased $19.8 million when comparing 2011 to 2010. The increase was primarily due to an increase in property NOI as a result of the addition during 2010 of four properties, the completion of a 60-unit expansion at one of our existing properties and the acquisition, during 2011, of three additional properties.
Cash flow provided by operations increased slightly when comparing 2010 to 2009. The increase was primarily due to the increase in construction receivables net of the increase in construction payables and the increase in share-based compensation. The increase in construction activity was due to our subsidiary, Merit Enterprises, commencing several third party construction projects during 2010. Merit records its revenues and related expenses based on the percentage of completion method and, as such, records receivables and payables as part of the estimate of the amounts completed.
Shelf Availability. We have a shelf registration statement that relates to possible offerings, from time to time, of debt securities (including convertible debt), preferred shares, depositary shares, common shares and common share warrants. This registration statement was for $500.0 million and expires in June 2013. Securities and/or debt offerings up to $361.2 million are currently available under this shelf registration statement. Additionally, effective August 4, 2010, we registered an ATM program, where we can sell up to $25.0 million of our common shares in open market transactions at the then market price per share. During 2011, we sold 788,676 common shares under this program for total gross proceeds of $13.7 million or $13.3 million net of sales commissions and other costs, leaving $11.3 million available under this program.
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

Liquidity: Non-Operational Activities. Sources of cash available for repayment of debt, any property acquisitions and funding other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver, the sale of properties and possibly the sale of common shares. We anticipate financing the estimated $7.5 million balance of the construction costs for our 242-unit Germantown (Nashville, Tennessee) development through borrowings remaining available under the construction loan we have arranged for that project. Additionally, we anticipate that the development of the 104-unit expansion of San Raphael Apartments will be financed from our unsecured revolver. Also, we anticipate that the development of our planned Dwell Turtle Creek apartment community in Dallas will be financed by a construction loan and funding from our unsecured revolver.
Long-Term Contractual Obligations. The following table summarizes our long-term contractual obligations at December 31, 2011, as defined by Item 303(a) 5 of Regulation S-K of the Securities and Exchange Act of 1934.

	Payments Due In
(In thousands)					2017 and
Contractual Obligations	Total	2012	2013-2014	2015-2016	Later Years

Debt payable - principal	$664,788	$87,966	$266,710	$209,385	$100,727
Debt payable - interest	140,153	29,128	37,370	21,257	52,398
Operating leases	358	113	171	74	—
Purchase obligations	12,381	11,857	415	109	—
Total	$817,680	$129,064	$304,666	$230,825	$153,125
Debt Payable - Principal. Debt payable - principal includes principal payments on all property specific mortgages, the unsecured term loan, construction loan and the unsecured revolving credit facility based on amounts and terms of debt in existence at December 31, 2011. For detailed information about our debt, see Note 5 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Debt Payable - Interest. Debt payable - interest includes accrued interest at December 31, 2011, and interest payments as required based upon the terms of the debt in existence at December 31, 2011. Interest related to floating rate debt included in the above table was calculated based on applicable rates as of December 31, 2011.
Operating Leases. We lease certain equipment and facilities under operating leases. For detailed information about our lease obligations, see Note 7 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Purchase Obligations. Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement. Our purchase obligations include, but are not limited to, obligations under construction contracts for labor and materials as well as vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services. Obligations included in the above table represent agreements dated December 31, 2011, or earlier.
Dividends. On December 8, 2011, we declared a dividend of $0.17 per common share, which was paid in cash on February 1, 2012, to shareholders of record on January 13, 2012. We anticipate that we will continue paying regular quarterly dividends in cash. Effective beginning with the dividend scheduled to be paid in May, 2012, we have increased the quarterly dividend to $0.18 per share from $0.17 per share. In conjunction with revising the Company's dividend policy, the Board of Directors evaluated the Company's past performance and future prospects for earnings growth. Additional factors considered in determining the increase included current dividend distributions, the ratio of the current common dividend distribution to the Company's FFO and FAD per share, the relationship of dividend distributions to taxable income, distribution requirements under rules governing real estate investment trusts, and expected growth in taxable income.

Capital Expenditures. We anticipate incurring approximately $12.2 million in capital expenditures for 2012. This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures.
Financing and Other Commitments. The following table identifies our total debt outstanding as of December 31, 2011 (dollar amounts in thousands):

	Balance	Percentage	Weighted
	Outstanding	of	Average
	December 31, 2011	Total Debt	Interest Rate
Fixed Rate Debt
Mortgages payable - CMBS	$43,843	6.6%	7.9%
Mortgages payable - other	389,900	58.6%	5.6%
Total fixed rate debt	433,743	65.2%	5.8%

Variable Rate Debt
Mortgages payable (1)	33,728	5.1%	4.7%
Construction loan	14,317	2.2%	3.6%
Unsecured revolving credit facility	58,000	8.7%	2.9%
Unsecured term loan (2)	125,000	18.8%	2.3%
Total variable rate debt	231,045	34.8%	2.9%
Total Debt	$664,788	100.0%	4.8%

(1)	Subject to an interest rate cap of 6.9% for the life of the loan.

(2)
We entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 for the duration of its maturity at a rate of 1.26% plus the credit spread under our revolver (which is currently 1.80%), or an all-in rate of 3.06%.

The following table provides information on fixed rate mortgage loans repaid at par as well as loans obtained/assumed during 2011:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained/Assumed
Property	Amount	Interest Rate		Amount		Interest Rate		Maturity

Central Park Place	$6,170	7.6%		$—		N/A		N/A
Perimeter Lakes	5,485	7.6%		—		N/A		N/A
Residence at Turnberry	7,756	7.6%		—		N/A		N/A
Residence at Christopher Wren	9,052	7.6%		—		N/A		N/A
Clinton Place Apartments	8,145	7.6%		—		N/A		N/A
Heathermoor	8,232	7.6%		—		N/A		N/A
Summer Ridge	8,477	7.6%		—		N/A		N/A
The Ashborough	—	N/A		47,591	(1)	4.6%		May 2018
Vista Germantown	—	N/A		14,317	(2)	3.5%	(3)	November 2013
The Brixton	—	N/A		12,892	(4)	5.3%		June 2019
Total / weighted average rate	$53,317	7.6%	(5)	$74,800		4.5%	(5)

(1)	Debt procurement costs related to this loan were $450,000.
(2)	Debt procurement costs totaling $317,000 related to this loan were paid during 2010.
(3)	Denotes variable rate construction loan.
(4)	Fair value amount of loan assumed at time of acquisition. The principal balance at time of acquisition was $12.3 million. Fair value was determined based on an interest rate of 4.5%.
(5)	Represents weighted average interest rate for the loans listed.

On January 31, 2012, we prepaid two loans totaling $43.6 million that included prepayment penalties totaling $1.7 million. Both of these loans were scheduled to mature in 2046. We funded this prepayment from borrowings on our unsecured revolver.
As of February 10, 2012, we had five additional loans totaling $79.8 million maturing in 2012. We intend to prepay at par three of the loans totaling $43.8 million on March 10, 2012, and prepay at par the remaining two loans totaling $36.0 million on or before July 1, 2012, from borrowings on our unsecured revolver and/or other secured or unsecured financings or the proceeds of sale of common shares.
At December 31, 2011, we had 31 unencumbered properties. These properties had net income of $12.6 million for the year ended December 31, 2011, and a net book value of $456.1 million at December 31, 2011.
We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee, are included in the previous table of contractual obligations.
Operating Partnership. As provided in the AERC HP Investors Limited Partnership Agreement ("DownREIT Partnership"), we, as general partner, have guaranteed the obligation of the DownREIT Partnership to redeem OP units held by the limited partners. The DownREIT Partnership was formed in 1998 and owns and operates Windsor Pines, a 368-unit property in Pembroke Pines, Florida. Under the terms of the DownREIT Partnership Agreement, the DownREIT Partnership is obligated to redeem OP units for our common shares or cash, at our discretion, at a price per OP unit equal to the average closing price of our common shares for the 20-day period preceding a limited partner's redemption notice. As of December 31, 2011, there were 74,083 OP units remaining having a carrying value of $1.7 million, and 447,949 of the original 522,032 OP units had been redeemed. These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.6%. For additional information regarding the OP units, see Note 1 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Development Partnership. On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and hold a 90.0% equity interest. We have determined that this entity is not a variable interest entity and that we hold a controlling financial interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the non-controlling interest in this entity meets the criterion to be classified as a component of permanent equity. The partnership has engaged Merit Enterprises to act as general contractor in the construction of this property. Construction commenced during the fourth quarter of 2010 and is anticipated to be completed in the second quarter of 2012. We have arranged for a $23.4 million construction loan and have guaranteed the partnership's repayment of the loan. As of December 31, 2011, borrowings totaling $14.3 million have been made from this loan.
Acquisition and Development Activities. During 2011, we acquired three properties for a total purchase price of approximately $136 million, which includes a $12.3 million Fannie Mae loan that we assumed. For additional information regarding the assumed loan, see Note 5 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. During 2010, we acquired four properties for a total purchase price of approximately $255 million and, during the second quarter of 2010, we completed the construction of a 60-unit expansion of our existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area. Total cost of this development was approximately $6.8 million, which included $311,000 of capitalized interest and $173,000 of capitalized payroll costs.
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

Dispositions. During 2011, we sold two properties for net cash proceeds of approximately $31 million. The operating results of these properties, along with the gains of $14.6 million that we recognized, are included in "Income from discontinued operations."
General Contractor/Construction. Our subsidiary, Merit Enterprises, is engaged as a general contractor and construction manager which acts as our in-house construction division as well as provides general contracting and construction management services to third parties. During 2011 and 2010, Merit worked on ten projects for third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. Additionally, Merit completed the rehabilitation of one of our properties in 2010 and is currently completing construction of a 242-unit property for a partnership in which we are a 90.0% partner, as previously described.
RESULTS OF OPERATIONS
In the following discussion of the comparison of the year ended December 31, 2011 to the year ended December 31, 2010 and the year ended December 31, 2010 to the year ended December 31, 2009, Same Community properties represent 46 wholly owned properties that were owned during all of 2011, 2010 and 2009. Acquired/Development properties represent three properties acquired in 2011, four properties acquired in 2010 and a 60-unit expansion of a Virginia property, which was completed in June 2010.
The net loss from continuing operations increased $470,000 during 2011 compared to 2010 primarily as a result of an increase in total revenues of $26.6 million net of an increase of $26.0 million in expenses and $1.1 million in interest expense. The net loss from continuing operations decreased $1.1 million during 2010 compared to 2009 primarily as a result of an increase in total revenues of $23.3 million net of an increase of $21.8 in total expenses during 2010.
The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when comparing
	the years ended December 31,
(In thousands)	2011 to 2010		2010 to 2009

Property revenue	$27,617	21.0%	$7,842	6.3%
Fees, reimbursements and other	(817)	(100.0)%	(470)	(36.5)%
Construction and other services revenue	(182)	(1.1)%	15,891	1,369.9%
Property operating and maintenance expenses	8,893	16.0%	2,745	5.2%
Depreciation and amortization	14,571	37.9%	4,604	13.6%
Direct property management and service company expenses	(745)	(100.0)%	(362)	(32.7)%
Constructionand other services expense	2,882	17.6%	14,670	840.7%
General and administrative expenses	260	1.7%	1,660	11.8%
Interest expense	1,060	3.4%	(2,494)	(7.4)%
Income from discontinued operations	14,423	1,704.8%	(15,950)	(95.0)%
Property Revenue. Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy (1)
	For the year ended December 31,
	2011	2010	2009
Same Community Properties:
Midwest	96.6%	95.7%	94.9%
Mid-Atlantic	95.3%	95.1%	94.9%
Southeast	91.3%	92.1%	91.0%
Total Same Community	95.1%	94.7%	93.9%
Acquired Properties	95.8%	95.6%	N/A
Development (2)	100.0%	93.3%	N/A

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.
(2)	Reflects construction of 60 units placed in service June 30, 2010.

	Average Monthly Net Collected
	Rent Per Unit (1)
	For the year ended December 31,
	2011	2010	2009
Same Community Properties:
Midwest	$824	$786	$783
Mid-Atlantic	$1,204	$1,163	$1,161
Southeast	$907	$894	$876
Total Same Community	$894	$861	$852
Acquired Properties	$1,331	$1,329	N/A
Development	$925	$688	N/A

(1)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual rental revenue collected per unit.

Property revenue increased in 2011 compared to 2010 primarily as a result of an increase of $22.8 million contributed by the acquired and development properties. Property revenue for the Same Community properties increased $4.8 million primarily due to an increase in net rents (potential rent less concessions). The majority of the improvement was in the Midwest portfolio. Property revenue increased in 2010 compared to 2009 primarily as a result of an increase of $6.9 million contributed by the acquired and development properties. Property revenue for the Same Community properties increased $1.0 million primarily due to an increase in net rents and a decline in the amount of vacancy losses. The majority of the improvement was in the Southeast portfolio.
Fees, Reimbursements and Other. The management and service company revenues - fees, reimbursements and others declined $470,000 when comparing 2010 to 2009. Effective during 2010, we terminated our remaining property and asset management contracts and exited the third party management business. Therefore, we will no longer be reporting management fee revenue.
Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $8.9 million when comparing 2011 to 2010. This increase was primarily due to property operating and maintenance expenses for the acquired and development properties increasing $8.1 million when comparing the two years. Property operating and maintenance expenses increased $2.8 million when comparing 2010 to 2009. This increase was primarily due to property operating and maintenance expenses of $2.4 million for the properties acquired or developed in 2010.
Depreciation and Amortization. Depreciation and amortization expenses increased $14.6 million when comparing 2011 to 2010. This increase was primarily due to an increase of approximately $7.8 million in depreciation due to the acquired and development properties and an increase of $5.8 million in amortization of intangible assets recorded in connection with the acquired properties. The intangible assets, consisting primarily of relationships with residents under 12 month leases, are being amortized over a 12 month period.

Depreciation and amortization expenses increased $4.7 million when comparing 2010 to 2009. This increase was primarily due to an increase of approximately $3.6 million in depreciation due to the acquired and development properties and an increase of $1.1 million in amortization of intangible assets recorded in connection with the acquired properties. The intangible assets are being amortized over a 12 to 16 month period.
Direct Property Management and Service Company Expenses. Direct property management and service company expenses decreased in 2010 compared to 2009 due to our terminating all property and asset management contracts and exiting the third party management business, as referenced above.
Construction and Other Services. Our subsidiary, Merit Enterprises, is engaged as a general contractor and construction manager that acts as our in-house construction division as well as provides general contracting and construction management services to third parties. During 2011 and 2010, Merit worked on ten projects for third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. Revenues for 2011 were in line with revenues earned in 2010 while 2011 expenses increased by approximately $2.9 million primarily as a result of additional construction costs incurred for certain rehabilitation projects subject to guaranteed maximum price contracts. The revenue and expenses shown for 2010 represent construction services for third parties, while the revenue and expenses shown for 2009 were from third party painting services that Merit provided at that time but has since ceased providing.
General and Administrative Expenses. There were no significant variances when comparing 2011 to 2010. General and administrative expenses increased $1.7 million when comparing 2010 to 2009. This increase was primarily due to an increase in adjustments to various payroll and incentive compensation accruals, including a one-time charge of approximately $400,000 related to the resignation of our former Vice President and General Counsel, net of a decline in directors' deferred compensation expense. Prior to January 1, 2010, the fair value of the directors' deferred compensation was adjusted based upon the closing price of our common shares at the end of each period. Effective January 1, 2010, this plan was modified to provide that all distributions under the plan will be in the form of our common shares instead of cash. As a result, the fair value of the deferred compensation is no longer adjusted based upon the closing price of our common shares.
Interest Expense. Interest expense increased $1.1 million when comparing 2011 to 2010. The increase was primarily due to the net of the following: Interest on mortgage loans secured by Same Community properties declined $4.3 million due to the prepayment of seven loans in 2011 totaling $53.3 million and five loans in 2010 totaling $57.3 million. Interest expense on mortgage loans secured by acquired properties increased $3.2 million due to the addition of two loans totaling $60.5 million in 2011 and a $36.0 million loan in 2010. Additionally, interest expense in connection with our unsecured revolver and unsecured term loan increased $2.1 million due to increased borrowings on the unsecured revolver throughout 2011 when compared to 2010 and the closing of the unsecured term loan in June 2011. Furthermore, our weighted average interest rate declined to 4.8% at December 31, 2011. Interest expense decreased $2.5 million when comparing 2010 to 2009. The decrease was primarily due to mortgage loan interest expense declining $2.3 million due to a reduction in mortgage loans of $21.3 million during 2010. Additionally, on June 30, 2010, we redeemed all of our 7.92% Trust Preferred Securities, which resulted in a reduction in interest expense of $1.0 million. In connection with the original issuance of the Trust Preferred Securities, we incurred issuance costs that were recorded as other assets and subsequently charged to interest expense each period over the life of the securities. We recognized the remaining balance of $727,000 of issuance costs as a one-time non-cash charge to interest expense in 2010. Furthermore, the average interest rate dropped to 5.5% at December 31, 2010 from 6.2% at December 31, 2009.

Income from Discontinued Operations. Included in discontinued operations for the years ended December 31, 2011 and 2010, are the operating results and the gains related to two wholly owned properties that were sold in 2011. Also included in 2010 is a gain on insurance recoveries, which resulted from the settlement of wind storm damage at one of the properties sold in 2011 for the aggregate sum of $245,000, which is net of our deductible. Included in discontinued operations for the year ended December 31, 2009 are the operating results of the two properties sold in 2011 and the operating results and the gains related to two wholly owned properties that were sold in 2009. For further details on "Income from discontinued operations," see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Preferred Share Repurchase Costs. On June 7, 2010, we redeemed all of our 8.70% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date. In connection with the issuance of the 8.70% Class B Preferred Shares in December 2004, we incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders' equity. We recognized the $1.0 million of issuance costs as a reduction in net earnings in computing our net loss applicable to common shares for the year ended December 31, 2010.
Inflation. We believe that the effects of inflation only minimally impact our operational performance because our leases are mostly for 12 month terms, which allow us the opportunity to increase our new lease and lease renewal rents to account for inflationary price increases. We are careful to account for inflationary factors that may impact our development projects; however, there can be no assurance that inflation will not result in development costs exceeding original estimates in future periods. See Item 1A "Risk Factors."
Critical Accounting Estimates
Our consolidated financial statements include accounts of all subsidiaries, our two taxable REIT subsidiaries, the Operating Partnership structured as a DownREIT that owns one of our operating properties in Florida and the partnership in which we are a 90.0% partner that owns our development property in Nashville, Tennessee. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes. In preparing these consolidated financial statements, we have utilized information available including industry practice and our own past history in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome that we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of other companies in similar businesses.
The Company has identified five critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The five critical accounting policies are:
Construction Services. We account for general contracting and construction management services that we provide to third parties using the percentage completion method. Under this method, the amount of revenue and expense to be recognized for each project that we are engaged in at the end of each reporting period is estimated based on the percentage of work completed on that date. The use of judgment and/or estimates is required in determining the percentage of work completed, the expected total cost of a project in process, and in certain circumstances the total amount of revenue for a project in process. If we had used different estimates, different amounts would have been recognized in revenue and expense which may have resulted in a material impact to our results of operations. If actual costs or revenue differ from estimates, it may require us to make a material adjustment to our results of operations. Because we are exiting the third party construction services business and have substantially completed all third party construction contracts at December 31, 2011, our construction services accounting policy will no longer be a critical accounting policy for 2012 and future years.

Impairment of Long-Lived Assets. Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets, and external data to the extent available. Should the estimates used change, impairment may result which could materially impact our results of operations.
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
Acquisitions of Investment Properties. We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. We amortize intangible assets over 12 months and had we determined different estimates it could have resulted in the recognition of different expense amounts.
CONTINGENCIES
Environmental. We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs") and have determined that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2011. Phase I environmental audits were obtained at the time of the our initial public offering in 1993, property acquisition and/or property refinancing, as applicable, on all of our wholly owned properties.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Based on our variable rate debt outstanding at December 31, 2011 and 2010, an interest rate change of 100 basis points would impact interest expense by approximately $2.3 million and $1.3 million, respectively, on an annual basis. Additionally, we have interest rate risk associated with fixed rate debt at maturity. We have managed, and will continue to manage, interest rate risk as follows: (i) maintain what we believe to be a prudent ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions. We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives. For additional information relating to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 1 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The table below provides information about our financial instruments that are sensitive to change in interest rates. For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

	December 31, 2011								December 31, 2010
								Fair		Fair
(Dollar amounts in thousands)								Market		Market
Long Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt (1)	$79,843	$131,972	$44,538	$20,664	$16,668	$140,058	$433,743	$496,910	$428,860	$444,022
Weighted average interest rate	6.9%	6.1%	5.5%	4.6%	6.0%	5.1%	5.8%
Variable:
Variable rate mortgage debt	—	14,317	—	—	33,728	—	48,045	51,258	34,306	36,302
Weighted average interest rate	—	2.9%	—	—	4.7%	—	4.4%
Variable rate unsecured
term loan (2)	—	—	—	—	125,000	—	125,000	126,885
LIBOR based revolving
credit facility (3)	—	58,000	—	—	—	—	58,000	58,994	92,500	89,866
Total variable rate debt	—	72,317	—	—	158,728	—	231,045	237,137	126,806	126,168
Total long term debt	$79,843	$204,289	$44,538	$20,664	$175,396	$140,058	$664,788	$734,047	$555,666	$570,190

(1)	It is our intention to prepay three of the five loans maturing in 2012, which total $43.8 million on March 10, 2012 and the remaining two loans totaling $36.0 million on or before July 1, 2012.
(2)
Our unsecured term loan had a weighted average interest rate of 2.3% at December 31, 2011. The term loan has a maturity date of June 2, 2016. We entered into a forward starting swap in December 2011 fixing the rate on the term loan beginning in June 2013 through its maturity at a rate of 1.26% plus the credit spread (which is currently 1.80%), or an all-in rate of 3.06%.

(3)
Our unsecured revolving credit facility had a weighted average interest rate of 2.9% at December 31, 2011. This facility was amended and restated January 12, 2012, which amongst other modifications, reduces the credit spread and extends the maturity to January 2016.

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
Management's Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2011. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our Directors, including information regarding our Audit Committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2012.
We adopted a formal Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Director of Financial Reporting. The Code of Ethics is posted on our website, AssociatedEstates.com. Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website also. More information concerning our Code of Ethics for Senior Financial Officers as well as other Corporate Governance Matters will be included in our Proxy Statement and is incorporated by reference in this report on Form 10-K.
The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	60	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	45	Vice President, Treasurer and Chief Financial Officer

Jason A. Friedman	37	Vice President, Construction and Development

John T. Shannon	50	Senior Vice President, Operations

Bradley A. Van Auken	54	Vice President, General Counsel and Secretary
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
Jason A. Friedman joined the Company in 2009 as Vice President, Construction and Development and as President of Merit Enterprises, Inc. Mr. Friedman previously was the President of JAS Construction, Inc., a general contractor specializing in multifamily renovations. During his tenure at JAS, he was involved in approximately $100 million of multifamily renovation projects in various states. Mr. Friedman has also worked for PricewaterhouseCoopers where he provided valuation and advisory services to real estate clients. He graduated from Auburn University with a major in Communications and Business. Mr. Friedman is an active member of the Young Presidents Organization and the Urban Land Institute. Mr. Friedman has over 11 years of real estate experience.
John T. Shannon joined the Company in 2004 as Senior Vice President, Operations. Mr. Shannon had previously held the position of Vice President of Operations at The Shelter Group. He has a degree in Business Administration with a concentration in real estate finance and construction management from the University of Denver. Mr. Shannon has 22 years of property management experience.

Bradley A. Van Auken joined the Company in 2010 and has been serving as Vice President, General Counsel and Secretary since January 1, 2011. Prior to that time, he was engaged in the private practice of law, served as First Vice President-Legal for Equity Residential, and worked as Senior Vice President, General Counsel and Secretary of Lexford Residential Trust. Mr. Van Auken received both his undergraduate and law degrees from Notre Dame.
In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:
Greg Anderson joined the Company in 2011 as Regional Vice President of Development. Mr. Anderson is responsible for identifying multifamily development opportunities, and it is anticipated that he will manage pre-development processes and provide oversight of construction activities in Southern California. Mr. Anderson previously worked at The Picerne Group, Crown Pacific Properties, JPI, Forest City Enterprises, and was the head of Urban West Advisors, LLC. He graduated from Vanderbilt University and holds a Bachelor's Degree in Engineering. Mr. Anderson has more than 30 years experience in land development and management and is 55 years old.
Michelle B. Creger joined the Company in 2009 as Vice President, Associate General Counsel. Ms. Creger was previously the Vice President of Human Resources at U-Store-It Trust, and has also worked for American Greetings Corporation and McDonald Hopkins, a major Cleveland law firm. She earned her law degree from Case Western Reserve University School of Law and a Bachelor's degree in Economics from Creighton University. Ms. Creger has over 29 years of legal experience and is 56 years old.
Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing. Mr. Duffy plays a key role in our diversification plan by assisting in identifying markets for asset acquisitions and dispositions. In addition, he is responsible for developing property-specific marketing plans and strategies to assist in maximizing top line revenue growth for our properties, while also assisting with pricing and positioning strategies. Mr. Duffy previously held the position of Senior Vice President of Marketing at The Shelter Group. He graduated from Loyola College and holds a Master's Degree in Administrative Sciences from Johns Hopkins University. Mr. Duffy has over 25 years of experience in the real estate industry and is 50 years old.
Daniel E. Gold joined the Company in 2009 as Vice President of Human Resources. Mr. Gold previously served as the Director of Corporate Human Resources for Falcon Transport and has also worked for Rockwell Automation, Cap Gemini and Bailey Controls. Mr. Gold is responsible for the oversight of all Human Resource functions, including employee development, compensation, benefits, recruiting and payroll. Mr. Gold has a Bachelor's of Science degree in Communications from Ohio University, and is a member of both the Ohio Human Resource Planning Society and the Society for Human Resource Management. Mr. Gold has over 18 years of Human Resources experience and is 43 years old.
Jeremy S. Goldberg joined Associated Estates in 2010, and is currently serving as the Vice President of Corporate Finance and Investor Relations. Mr. Goldberg's responsibilities include developing and implementing financial and capital markets strategies, facilitating the underwriting and analysis for acquisitions and dispositions and establishing and maintaining investor and sell-side analyst contacts and relationships. Prior to joining Associated Estates, Mr. Goldberg was in commercial and retail banking for 15 years, at Bank of America and Ohio Savings Bank. He received his Bachelor Degree from the University of Michigan and his Master of Business Administration from Case Western Reserve University. Mr. Goldberg is 38 years old.
John P. Hinkle joined the Company in 2010 as Vice President of Acquisitions. Mr. Hinkle most recently served as a consultant for Federal Capital Partners. His previous acquisitions experience also includes Fairfield Residential, Van Metre Companies and Archstone-Smith Trust. Mr. Hinkle has responsibility for identifying and generating acquisition opportunities that are consistent with the Company's long-term investment and growth strategy. He received his Bachelor of Science in Finance from Lehigh University and is a member of the Urban Land Institute. Mr. Hinkle has over 14 years of experience in the acquisition, development, management and valuation of investment properties and is 40 years old.

Allen Ingram joined the Company in 2012 as the Chief Technology Officer. Mr. Ingram is responsible for managing the central IT services, including voice and data telecommunications, application development, and technical computing functions. Mr. Ingram's prior IT experience includes the Home Shopping Network and PricewaterhouseCoopers. He most recently served as Director of Technology at Max-Wellness. He earned his Bachelor's Degree in Business from Florida Metropolitan University. Mr. Ingram has 25 years of IT experience and is 45 years old.
Miria C. Rabideau joined the Company in 1994 as a Property Manager, and was promoted to Regional Manager in 2003. During 2006, she was promoted to Regional Vice President and during 2009 she was promoted to Vice President of Operations. Ms. Rabideau is responsible for properties in Indiana, Michigan, Northeast Ohio, Tennessee, Georgia and Florida. Ms. Rabideau has 19 years of asset and property management experience. She has a Bachelor's degree from Michigan State University and is 42 years old.
Beth L. Stoll joined the Company in 2004 as a Regional Vice President, and was promoted to Vice President of Operations during 2006. She is responsible for properties in Maryland, Virginia, Central Ohio and Texas. Ms. Stoll is also responsible for the AEC Academy for Career Development, which provides training and support for our employees. Ms. Stoll previously held the position of Regional Vice President at The Shelter Group. Ms. Stoll has over 24 years of property management experience and is 56 years old.
Matthew Toussaint joined the Company in 2011 as a Regional Vice President of Development. Mr. Toussaint is responsible for identifying multifamily development opportunities, managing pre-development processes and providing oversight of construction activities for the Dallas, Texas market. His multifamily industry and development experience includes Inland American Communities/First Worthing and Archon Group/Goldman Sachs in Dallas and he most recently served as President of Toussaint Investments. He earned his Bachelor's Degree in Finance from Southern Methodist University. Mr. Toussaint has over 15 years of land development and acquisition experience and is 37 years old.
Item 11. Executive Compensation
The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2012.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
On May 4, 2011, our shareholders approved the 2011 Equity-Based Award Plan. The 2011 Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. Our 2001 and 2008 Plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. For more information regarding all of our plans, see Note 14 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2011:

Number of Securities
Remaining Available for
	Number of		Future Issuance Under Equity
	Securities to be	Weighted Average	Compensation Plans
	Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans
approved by security holders	689,184	$9.93	1,708,302
Equity compensation plans not
approved by security holders	-	-	-
	689,184		1,708,302
Share amounts in the above table do not include shares that may be issued to members of our Board of Directors who elect to defer cash compensation under the Directors' Deferred Compensation Plan. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - General and Administrative Expenses:”
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2012.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2012.
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2012.
Item 14. Principal Accountant Fees and Services
The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2012, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2012.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report.

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

2.
Financial Statement Schedules:  The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

	Schedules		Page
	II	Valuation and Qualifying Accounts	F-36
	III	Real Estate and Accumulated Depreciation	F-37

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Jeffrey I. Friedman and Lou Fatica, or either of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him in any and all capacities, to do all acts and things which said attorneys and agents, or either of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company's filing of an annual report on Form 10-K for the company's fiscal year 2011, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or either of them, or the substitute of either of them, shall do or cause to be done by virtue hereof.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2012.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2012.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 23, 2012
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 23, 2012
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 23, 2012
Albert T. Adams

/s/ James M. Delaney	Director	February 23, 2012
James M. Delaney

/s/ Michael E. Gibbons	Director	February 23, 2012
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 23, 2012
Mark L. Milstein

/s/ James A. Schoff	Director	February 23, 2012
James A. Schoff

/s/ Richard T. Schwarz	Director	February 23, 2012
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

1.1	Equity Distribution Agreement.	Exhibit 1.1 to Form 8-K filed August 10, 2010.

1.1a	Amendment to Equity Distribution Agreement.	Exhibit 1.1a to Form 10-K filed herewith.

1.2	Underwriting Agreement dated September 28, 2010.	Exhibit 1.1 to Form 8-K filed October 4, 2010.

3.1	Second Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-Q filed August 3, 2010.

3.2	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Term Loan Agreement dated June 3, 2011 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.	Exhibit 4.1 to Form 8-K filed June 8, 2011.

4.2a	Amendment to Term Loan Agreement.	Exhibit 4.2 to Form 8-K filed January 12, 2012.
.
4.3	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.3a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

4.3b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.4
Second Amended and Restated Credit Agreement Dated January 12, 2012 among the Company, as Borrower and PNC Bank, National Association as Administrative Agent and PNC Capital Markets, LLC, as Co-Lead Arranger and Book Manager and Wells Fargo Bank, N.A., as Syndication Agent and Wells Fargo Securities, LLC, as Co-Lead Arranger and Bank of America, N.A., as Co-Documentation Agent and CitiBank,N.A., as Co-Documentation Agent and RBS Citizens Bank,N.A., as Co-Documentation Agent and The Several Lenders From Time To Time Parties Hereto, as Lenders.
Exhibit 4.1 to Form 8-K filed January 12, 2012.

4.5
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
Exhibit 4.12 to Form 10-Q filed November 2, 2010.

Certain of the Company's assets are subject to mortgage obligations each of which individually relates to indebtedness totaling less than 10.0% of the total assets of the Registrant. The Registrant hereby agrees to furnish a copy of such agreements to the Commission upon its request.

Filed herewith or
incorporated herein
Number	Title	by reference

10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.2a	Employment Agreement between Associated Estates Realty Corporation and Martin A. Fishman dated October 25, 2010.	Exhibit 10.1 to Form 8-K filed October 25, 2010.

10.2b	Associated Estates Realty Corporation 2011 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 4, 2011.

10.3b	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award Plan.	Exhibit 10.7 to Form 10-K filed February 25, 2009.

10.8	Associated Estates Realty Corporation Supplemental Executive Retirement Plan (Restated).	Exhibit 10.7b to Form 10-K filed February 25, 2009.

10.12	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of Independent Accountants.	Exhibit 23.1 to Form 10-K filed herewith.

24	Power of Attorney.	See the signature page to this report.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Associated Estates Realty Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 23, 2012

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share amounts)	2011	2010
ASSETS
Real estate assets
Land	$195,267	$169,955
Buildings and improvements	1,094,145	1,003,909
Furniture and fixtures	33,727	33,690
Construction in progress	22,300	2,735
Gross real estate	1,345,439	1,210,289
Less: accumulated depreciation	(358,605)	(335,289)
Real estate, net	986,834	875,000
Cash and cash equivalents	4,328	4,370
Restricted cash	6,901	8,959
Accounts and notes receivable, net
Rents	1,325	1,238
Construction	3,692	9,119
Other	779	1,110
Goodwill	1,725	1,725
Other assets, net	12,909	16,714
Total assets	$1,018,493	$918,235
LIABILITIES AND EQUITY
Mortgage notes payable	$481,788	$463,166
Unsecured revolving credit facility	58,000	92,500
Unsecured debt	125,000	—
Total debt	664,788	555,666
Accounts payable and other liabilities	24,397	25,045
Construction accounts payable	3,792	5,500
Dividends payable	7,659	7,242
Resident security deposits	3,591	3,256
Accrued interest	2,710	2,568
Total liabilities	706,937	599,277

Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 46,570,763 issued and 42,330,899 and 41,380,205
outstanding at December 31, 2011 and December 31, 2010, respectively	4,657	4,657
Paid-in capital	583,172	574,994
Accumulated distributions in excess of accumulated net income	(228,545)	(205,021)
Accumulated other comprehensive loss	(405)	—
Less: Treasury shares, at cost, 4,239,864 and 5,190,558 shares
at December 31, 2011 and December 31, 2010, respectively	(50,086)	(58,446)
Total shareholders' equity attributable to AERC	308,793	316,184
Noncontrolling interest	1,029	1,040
Total equity	309,822	317,224
Total liabilities and equity	$1,018,493	$918,235

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
REVENUE
Property revenue	$159,076	$131,459	$123,617
Management and service company revenue	—	817	1,287
Construction and other services	16,869	17,051	1,160
Total revenue	175,945	149,327	126,064
EXPENSES
Property operating and maintenance	64,514	55,621	52,876
Depreciation and amortization	53,004	38,433	33,829
Direct property management and service company expense	—	745	1,107
Construction and other services	19,297	16,415	1,745
General and administrative	15,944	15,684	14,024
Development costs	435	208	—
Costs associated with acquisitions	539	599	—
Total expenses	153,733	127,705	103,581
Operating income	22,212	21,622	22,483
Interest expense	(32,113)	(31,053)	(33,547)
(Loss) income before gain on insurance recoveries
and income from discontinued operations	(9,901)	(9,431)	(11,064)
Gain on insurance recoveries	—	—	531
(Loss) income from continuing operations	(9,901)	(9,431)	(10,533)
Income from discontinued operations:
Operating income	672	601	1,262
Gain on disposition of properties/gain on insurance recoveries	14,597	245	15,534
Income from discontinued operations	15,269	846	16,796
Net income (loss)	5,368	(8,585)	6,263
Net (loss) income attributable to noncontrolling interests	(40)	(51)	(53)
Net income (loss) attributable to AERC	5,328	(8,636)	6,210
Preferred share dividends	—	(2,030)	(4,199)
Preferred share repurchase costs	—	(993)	—
Allocation to participating securities	—	—	(423)
Net income (loss) applicable to common shares	$5,328	$(11,659)	$1,588

Earnings per common share - basic and diluted:
(Loss) income from continuing operations
applicable to common shares	$(0.24)	$(0.41)	$(0.89)
Income from discontinued operations	0.37	0.03	0.99
Net income (loss) applicable to common shares	$0.13	$(0.38)	$0.10

Weighted average shares outstanding - basic and diluted	41,657	30,421	16,516

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						Distributions	Accumulated
						in Excess of	Other	Treasury
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Balance, December 31, 2008	193,050	$48,263	16,556,221	$2,300	$282,501	$(159,595)	$(2,899)	$(64,949)	$—	$105,621
Comprehensive income:
Net income (loss) attributable to AERC	—	—	—	—	—	6,210	—	—	—	6,210
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	—	—	1,479	—	—	1,479
Total comprehensive income	—	—	—	—	—	6,210	1,479	—	—	7,689
Share-based compensation	—	—	—	—	538	6	—	807	—	1,351
Purchase of common shares	—	—	(33,515)	—	—	—	—	(179)	—	(179)
Option exercises from treasury shares	—	—	47,500	—	51	—	—	350	—	401
Restricted share activity, net	—	—	105,620	—	—	—	—	—	—	—
Common share dividends declared	—	—	—	—	—	(11,244)	—	—	—	(11,244)
Preferred share dividends declared	—	—	—	—	—	(4,199)	—	—	—	(4,199)
Balance, December 31, 2009	193,050	48,263	16,675,826	2,300	283,090	(168,822)	(1,420)	(63,971)	—	99,440
Comprehensive income:
Net (loss) income attributable to AERC	—	—	—	—	—	(8,636)	—	—	—	(8,636)
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	—	—	1,420	—	—	1,420
Total comprehensive income	—	—	—	—	—	(8,636)	1,420	—	—	(7,216)
Noncontrolling interest	—	—	—	—	—	—	—	—	1,040	1,040
Share-based compensation	—	—	—	—	1,936	9	—	1,155	—	3,100
Reclassification of deferred directors' compensation	—	—	—	—	2,233	—	—	—	—	2,233
Purchase of common shares	—	—	(51,424)	—	—	—	—	(634)	—	(634)
Issuance of common shares	—	—	23,575,000	2,357	286,328	—	—	—	—	288,685
Option exercises from treasury shares	—	—	615,724	—	414	—	—	5,004	—	5,418
Purchase and retirement of Class B Series II
Cumulative Redeemable Preferred Shares	(193,050)	(48,263)	—	—	993	(993)	—	—	—	(48,263)
Restricted share activity, net	—	—	565,079	—	—	—	—	—	—	—
Common share dividends declared	—	—	—	—	—	(24,549)	—	—	—	(24,549)
Preferred share dividends declared	—	—	—	—	—	(2,030)	—	—	—	(2,030)
Balance, December 31, 2010	—	—	41,380,205	4,657	574,994	(205,021)	—	(58,446)	1,040	317,224

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

						Accumulated
						Distributions	Accumulated
						in Excess of	Other	Treasury
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Comprehensive income:
Net income (loss) attributable to AERC	—	—	—	—	—	5,328	—	—	—	5,328
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	—	—	(405)	—	—	(405)
Total comprehensive income	—	—	—	—	—	5,328	(405)	—	—	4,923
Noncontrolling interest	—	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	—	1,795	5	—	1,490	—	3,290
Purchase of common shares	—	—	(55,168)	—	—	—	—	(857)	—	(857)
Issuance of common shares from treasury shares	—	—	788,676	—	6,278	—	—	7,022	—	13,300
Option exercises from treasury shares	—	—	80,456	—	105	—	—	705	—	810
Restricted share activity, net	—	—	136,730	—	—	—	—	—	—	—
Common share dividends declared	—	—	—	—	—	(28,857)	—	—	—	(28,857)
Balance, December 31, 2011	—	$—	42,330,899	$4,657	$583,172	$(228,545)	$(405)	$(50,086)	$1,029	$309,822

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flow from operating activities:
Net income (loss)	$5,368	$(8,585)	$6,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	53,930	39,639	35,412
Loss on fixed asset replacements write-off	22	69	60
Gain on disposition of properties	(14,597)	—	(15,400)
Gain on insurance recoveries	—	(245)	(665)
Amortization of deferred financing costs and other, net	1,970	1,415	1,225
Write-off of unamortized debt procurement costs	—	727	—
Share-based compensation	3,352	3,069	1,952
Net change in assets and liabilities:
Construction accounts receivable	5,426	(9,119)	—
Accounts receivable	40	705	613
Construction accounts payable	1,709	5,500	—
Accounts payable and accrued expenses	(4,065)	686	2,292
Other operating assets and liabilities	162	(350)	(452)
Total adjustments	47,949	42,096	25,037
Net cash flow provided by operations	53,317	33,511	31,300
Cash flow from investing activities:
Recurring fixed asset additions	(9,815)	(7,067)	(7,807)
Revenue enhancing/non-recurring fixed asset additions	(1,746)	(7,945)	(4,822)
Acquisition/development fixed asset additions	(165,271)	(266,283)	(4,526)
Net proceeds from disposition of operating properties	28,961	—	32,746
Other investing activity	1,538	(2,137)	859
Net cash flow (used for) provided by investing activities	(146,333)	(283,432)	16,450
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,860)	(3,122)	(2,999)
Principal repayments of mortgage notes payable	(53,317)	(78,268)	(72,096)
Payment of debt procurement costs	(1,689)	(3,875)	(751)
Proceeds from mortgage notes obtained	74,800	57,000	52,450
Proceeds from term loan borrowings	125,000	—	—
Revolving credit facility borrowings	251,000	288,950	141,350
Revolving credit facility repayments	(285,500)	(208,950)	(150,350)
Principal repayments of unsecured trust preferred securities	—	(25,780)	—
Common share dividends paid	(28,089)	(19,821)	(11,277)
Preferred share dividends paid	—	(2,030)	(4,199)
Operating partnership distributions paid	(50)	(51)	(53)
Purchase of operating partnership units	—	(59)	—
Exercise of stock options	810	5,418	403
Issuance of common shares	13,300	288,835	—
Purchase of treasury shares	(857)	(634)	(179)
Redemption of preferred shares	—	(48,263)	—
Noncontrolling interest investment in partnership	—	1,040	—
Other financing activities, net	426	301	—
Net cash flow provided by (used for) financing activities	92,974	250,691	(47,701)
(Decrease) increase in cash and cash equivalents	(42)	770	49
Cash and cash equivalents, beginning of period	4,370	3,600	3,551
Cash and cash equivalents, end of period	$4,328	$4,370	$3,600

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Business
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. Additional income is derived from construction services. We own a taxable REIT subsidiary that performs construction services for our own account and for third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. During 2010, a second taxable REIT subsidiary completed its final asset management service contract for a third party owner. As of December 31, 2011, our operating portfolio consisted of 53 apartment communities containing 13,908 units in eight states that are owned, either directly or indirectly through subsidiaries.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of all subsidiaries and qualified REIT subsidiaries, the two taxable REIT subsidiaries (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999), an Operating Partnership structured as a DownREIT that owns one of our apartment communities in Florida and in which we own an aggregate 97.6% equity interest as of December 31, 2011 and 2010 and a partnership in which we are a 90.0% partner that owns our development property in Nashville, Tennessee.

Limited partnership interests held by others in the Operating Partnership we control are reflected as "Noncontrolling redeemable interest" in the Consolidated Balance Sheets and the partnership in which we are a 90.0% partner is reflected as "Noncontrolling interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement and the partnership agreement, respectively. The DownREIT structure enabled us to acquire multifamily real estate assets in an operating partnership entity that is separate from other properties that we own. In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. One of the properties was sold in October 2005. The operating partnership units entitle the holders to exchange their partnership units at some future time for common shares or to redeem partnership units for cash (at our option). We are the general partner of the DownREIT Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.
We own 100% of the common stock of all REIT subsidiaries included in our consolidated financial statements.
Segment Reporting
All of our properties are multifamily communities that have similar economic characteristics. Management evaluates the performance of our properties on an individual basis. Our multifamily properties provided approximately 90.4% of our consolidated revenue for 2011. Our subsidiary, Merit Enterprises, is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties. For 2011, construction services provided approximately 9.6% of our consolidated revenue. As a result, we have determined that as of December 31, 2011, we have two reportable segments, which are multifamily properties and construction and other services. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. We expect that in 2012, multifamily properties will be our only reportable segment as a result of our exit from the third party construction business.

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
Real Estate Capitalization Policies and Depreciation
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
We allocate the purchase price of properties acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.
For properties under development we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Costs associated with the lease up of development properties are not capitalized. We also capitalize internal payroll costs directly attributable to the construction of a property or asset. Capitalized payroll costs are allocated to projects based upon time allocations for the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during 2011, 2010 and 2009 was $740,000, $300,000 and $120,000, respectively. Total capitalized payroll costs during 2011, 2010 and 2009 were $582,000, $413,000 and $112,000, respectively.
We discontinue the depreciation of assets that we have specifically identified as held for sale. There were no properties classified as held for sale at December 31, 2011 and 2010, respectively.
Classification of Fixed Asset Additions
We define recurring fixed asset additions to a property as capital expenditures made to replace worn out assets to maintain the property's value. Revenue enhancing/non-recurring fixed asset additions are defined as capital expenditures that increase the value of the property and/or enable us to increase rents. Acquisition/development fixed asset additions are defined as capital expenditures for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.

Impairment of Long-Lived Assets
Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets, and external data to the extent available. Real estate assets held for investment are not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is recorded to reduce the carrying value of the asset to its fair value.
We periodically classify real estate assets as held for sale. See Note 2 for a discussion of our policy regarding classification of a property as held for sale. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced, if less than net book value, to its fair value less costs to sell. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. No impairments were recorded for the years ended December 31, 2011, 2010 and 2009.
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
Property Revenue Recognition
Our residential property leases are for terms of generally one year or less. Rental income is recognized on a straight-line basis over the term of the lease.
Rent concessions, including free rent, incurred in connection with residential property leases, are amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenue.
Property Management Revenue
During 2010, we terminated all remaining management contracts with third parties, both property and asset management contracts, and as such, we will no longer record such fees.
Advertising Costs
We recognize advertising costs as expense when incurred. The total amount charged to advertising expense for the years ended December 31, 2011, 2010 and 2009, were $1.8 million, $1.5 million and $1.6 million, respectively.
Share-Based Compensation
We account for share based compensation using the fair value method to recognize compensation cost. See Note 14 for information about share-based compensation and our equity based award plans.

Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our commons shares over the 20 day period preceding the redemption. As of December 31, 2011, all units presented to date for redemption had been redeemed for cash. There were 4,252 OP units redeemed for a total of $59,000 during 2010. No OP Units were redeemed during 2011. There were 74,083 OP units remaining as of December 31, 2011.
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
Our two REIT subsidiaries that have historically engaged in third party property and asset management and third party construction services, respectively, have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code. Accordingly, these TRS entities separately account for income taxes. Taxes are recorded for these two TRS subsidiaries to the extent they recognize net profits for both financial statement and income tax purposes. The 2011, 2010 and 2009 net operating loss carry forwards for these two TRS subsidiaries, in the aggregate, are approximately $11.7 million, $9.1 million and $9.7 million, respectively, and expire during the years 2018 to 2030.
The gross deferred tax assets were $6.2 million, $5.2 million and $5.4 million at December 31, 2011, 2010 and 2009, respectively, and relate principally to net operating losses of the two TRS subsidiaries. Gross deferred tax liabilities of $247,000, $250,000 and $223,000 at December 31, 2011, 2010 and 2009, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $6.0 million, $4.9 million and $5.2 million at December 31, 2011, 2010 and 2009, respectively. We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized. The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable, accrued expenses and other liabilities" in the Consolidated Balance Sheets.
At December 31, 2011 and 2010, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $67.5 million and $55.6 million, respectively.

Reconciliation Between GAAP Net Income (Loss) and Taxable Income

		Year Ended December 31,
(In thousands)		2011	2010	2009

GAAP net income (loss)		$5,328	$(8,636)	$6,210
Add:	GAAP net loss (income) of taxable REIT subsidiaries
	and noncontrolling reedemable interest, net	3,002	(187)	802
GAAP net income (loss) from REIT operations (1)		8,330	(8,823)	7,012

Add:	Book depreciation and amortization	55,899	41,054	36,637
Less:	Tax depreciation and amortization	(35,086)	(28,019)	(26,039)
	Book/tax differences on gains from
	capital transactions	(4,677)	—	(3,695)
Other box/tax differences, net		51	(3,524)	1,346
Taxable income before adjustments		24,517	688	15,261
Less:	Capital gain	(9,920)	—	(11,653)
Taxable income subject to dividend requirements		$14,597	$688	$3,608

(1)	All adjustments to GAAP net income (loss) from REIT operations are net of amounts attributable to taxable REIT subsidiaries and noncontrolling interests.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

	Year Ended December 31,
(In thousands)	2011	2010	2009

Cash dividends paid	$28,089	$21,851	$15,476
Less: Portion designated as capital gain distribution	(9,920)	—	(11,654)
Less: Return of capital	(3,572)	(21,163)	(214)
Dividends paid deduction	$14,597	$688	$3,608
Dividends Per Share
Total dividends per common share and the related components for the years ended December 31, 2011, 2010 and 2009, as reported for income tax purposes, were as follows:

Year Ended December 31, 2011

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2011	$0.100553	$0.009460	$0.059987	$0.056351	$0.170000
5/2/2011	0.100553	0.009460	0.059987	0.056351	0.170000
8/1/2011	0.100553	0.009460	0.059987	0.056351	0.170000
11/1/2011	0.100553	0.009460	0.059987	0.056351	0.170000
	$0.402212	$0.037840	$0.239948	$0.225404	$0.680000

Year Ended December 31, 2010

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2010	$—	$0.170000	$—	$—	$0.170000
5/3/2010	—	0.170000	—	—	0.170000
8/2/2010	—	0.170000	—	—	0.170000
11/1/2010	—	0.170000	—	—	0.170000
	$—	$0.680000	$—	$—	$0.680000

Year Ended December 31, 2009

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/2/2009	$0.047816	$—	$0.122184	$0.087891	$0.170000
5/1/2009	0.047816	—	0.122184	0.087891	0.170000
8/3/2009	0.047816	—	0.122184	0.087891	0.170000
11/2/2009	0.047816	—	0.122184	0.087891	0.170000
	$0.191264	$—	$0.488736	$0.351564	$0.680000

Preferred dividends of $2.0 million and $4.2 million were paid for the years ended December 31, 2010 and 2009, respectively, of which zero and $3.0 million, were designated as a capital gain dividend, respectively.

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
Interest Rate Hedge Activity: On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on our $125.0 million unsecured term loan by fixing the rate until maturity at a rate of 1.26% plus the credit spread (which is currently 1.80%), or an all-in rate of 3.06%. The credit spread is subject to change from time to time based upon our leverage ratio as defined in the agreement governing the term loan.
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
The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see note 8 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments

Liability Derivatives
	As of December 31, 2011		As of December 31, 2010
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$(405)	expenses and other liabilities	$—

The following tables present the effect of our derivative financial instruments on the Consolidated Statements of Operations:

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
			Amount of Gain or	Location of Gain or	(Loss) Recognized in
(In thousands)	Amount of Gain or	Location of Gain	(Loss) Reclassified	(Loss) Recognized	Income on Derivative
	(Loss) Recognized	or (Loss)	from Accumulated	in Income on	(Ineffective Portion and
	in OCI on Derivative	Reclassified from	OCI into Income	Derivative (Ineffective	Amount Excluded from
Derivatives in Cash	(Effective Portion)	Accumulated OCI	(Effective Portion)	Portion and Amount	Effectiveness Testing)
Flow Hedging	Twelve Months Ended	into Income	Twelve Months Ended	Excluded from	Twelve Months Ended
Relationships	December 31, 2011	(Effective Portion)	December 31, 2011	Effectiveness Testing)	December 31, 2011

Interest rate swaps	$(405)	Interest expense	$—	Interest expense	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
			Amount of Gain or	Location of Gain or	(Loss) Recognized in
(In thousands)	Amount of Gain or	Location of Gain	(Loss) Reclassified	(Loss) Recognized	Income on Derivative
	(Loss) Recognized	or (Loss)	from Accumulated	in Income on	(Ineffective Portion and
	in OCI on Derivative	Reclassified from	OCI into Income	Derivative (Ineffective	Amount Excluded from
Derivatives in Cash	(Effective Portion)	Accumulated OCI	(Effective Portion)	Portion and Amount	Effectiveness Testing)
Flow Hedging	Twelve Months Ended	into Income	Twelve Months Ended	Excluded from	Twelve Months Ended
Relationships	December 31, 2010	(Effective Portion)	December 31, 2010	Effectiveness Testing)	December 31, 2010

Interest rate swaps	$(59)	Interest expense	$(701)	Interest expense	$(778)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Amount of Gain or
			Amount of Gain or	Location of Gain or	(Loss) Recognized in
(In thousands)	Amount of Gain or	Location of Gain	(Loss) Reclassified	(Loss) Recognized	Income on Derivative
	(Loss) Recognized	or (Loss)	from Accumulated	in Income on	(Ineffective Portion and
	in OCI on Derivative	Reclassified from	OCI into Income	Derivative (Ineffective	Amount Excluded from
Derivatives in Cash	(Effective Portion)	Accumulated OCI	(Effective Portion)	Portion and Amount	Effectiveness Testing)
Flow Hedging	Twelve Months Ended	into Income	Twelve Months Ended	Excluded from	Twelve Months Ended
Relationships	December 31, 2009	(Effective Portion)	December 31, 2009	Effectiveness Testing)	December 31, 2009

Interest rate swaps	$(772)	Interest expense	$(2,251)	Interest expense	$—

Amount of Gain or (Loss) Recognized in Income on Derivative

(In thousands)
	Location of Gain
Derivatives Not Designated as	or (Loss) Recognized in	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Hedging Instruments	Income on Derivative	December 31, 2011	December 31, 2010	December 31, 2009

	Unrealized Gain
	or (Loss) on
Interest Rate Swaps	Interest Rate Hedges	$—	$(18)	$—

Treasury Shares
We record the purchase of Treasury shares at cost. From time to time, we may reissue these shares. When shares are reissued, we account for the issuance based on the "First in, first out" method. For additional information regarding treasury shares, see Note 11. We commonly use our treasury shares to provide for restricted share award grants and return forfeited restricted shares, including shares surrendered to the Company in satisfaction of income tax liabilities upon vesting events, to the status of treasury shares.
Reclassifications
Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.
2.    ACQUISITION, DEVELOPMENT, CONSTRUCTION AND DISPOSITION ACTIVITY
Acquisition Activity
On October 17, 2011, we acquired The Brixton, a 224-unit property located in Dallas, Texas, for a purchase price of $21.0 million. We paid $8.7 million in cash, which was primarily funded from our unsecured revolving credit facility and assumed a $12.3 million Fannie Mae loan. We determined that the fair value of the loan assumed was $12.9 and recorded the fair value amount as mortgage payable. The fair value of the total consideration paid was $21.6 million.
On August 9, 2011, we acquired Dwell Vienna Metro, a 250-unit community located in Fairfax, Virginia for $82.6 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolving credit facility.
On June 15, 2011, we acquired Waterstone at Wellington Apartments, a 222-unit community located in Wellington, Florida for $32.8 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolving credit facility.
On December 14, 2010, we acquired Westwind Farms, a 464-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million. We used cash on hand and borrowings on our unsecured revolving credit facility to fund the acquisition.
On October 12, 2010, we acquired San Raphael Apartments, a 222-unit apartment community located in Dallas, Texas for a purchase price of approximately $21 million. We paid cash for this acquisition, which was funded with proceeds from our October 1, 2010 equity offering.
On September 15, 2010, we acquired The Ashborough, a 504-unit apartment community located in Ashburn, Virginia for a purchase price of approximately $90 million. We used cash on hand and borrowings on our unsecured revolving credit facility to fund the acquisition. Subsequently, on October 1, 2010, we completed an equity offering, a portion of which was used to repay the borrowing on our unsecured revolving credit facility. In April 2011, we obtained a $47.6 million loan, which is secured by this property.
On May 18, 2010, we acquired Riverside Station, a 304-unit apartment community located in Woodbridge, Virginia for a purchase price of approximately $54 million. We paid cash for this acquisition, a portion of which was funded with proceeds from our May 12, 2010 equity offering. Subsequently, in September 2010, we obtained a $36.0 million first mortgage loan, which is secured by this property.

We recognized costs totaling approximately $500,000 associated with the acquisition of the three operating properties acquired during 2011, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations. The amount of revenue and net income (loss) related to the 2011 acquisitions that is included in our Consolidated Statements of Operations and the pro forma financial information as if these acquisitions had occurred on January 1, 2010, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Year Ended December 31,
(Unaudited; in thousands, except per share data)	2011	2010
Actual revenue from acquisitions	$3,267	$—
Actual net (loss) income from acquisitions	(765)	—
Pro forma revenue	182,786	160,390
Pro forma net income (loss) applicable to common shares	8,547	(12,136)

Pro forma earnings per common share - basic and diluted:
Pro forma net income (loss) applicable to common shares	$0.21	$(0.40)
The purchase price allocations for the properties acquired during 2011 were as follows:

(In thousands)
Land	$20,056
Buildings and improvements	110,224
Furniture and fixtures	2,319
Existing leases and tenant relationships (Other assets)(1)	4,381
Debt assumed	(12,892)
Total cash paid	$124,088

(1)	See Note 4 for additional information related to intangible assets identified as existing leases and tenant relationships.
Development Activity
During the quarter ended December 31, 2011, we acquired a 2.4 acre vacant parcel of land located in Dallas, Texas, for $6.9 million, which we intend to use for the development of a yet to be determined number of units.
During the quarter ended September 30, 2011, we acquired a 1.5 acre vacant parcel of land adjacent to San Raphael Apartments located in Dallas, Texas, for $710,000, which we intend to use for the development of approximately 104 units.
During 2010, we began development on Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee. The total cost incurred at December 31, 2011, of this development includes $5.6 million for land and $22.2 million for construction costs. See Note 6 for additional information related to this development.
During 2010, we completed the construction of a 60-unit expansion of the existing 240-unit River Forest apartment community located in the Richmond, Virginia metropolitan market area. Total cost of development was approximately $6.8 million.

Construction Activity
Our subsidiary, Merit Enterprises, is engaged as a general contractor and construction manager that also acts as our in-house construction division as well as provides general contracting and construction management services to third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate. We account for third party construction contracts using the percentage-of-completion method. Under this method, we recognize revenue in the ratio of costs incurred to total estimated costs, with any changes in estimates recognized in the period in which they are known on a prospective basis.
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
On September 19, 2011, we completed the sale of Residence at Turnberry apartments, a 216-unit property located in Central Ohio. The sales price was $18.0 million as we recorded a gain of $10.4 million.
During 2009, we completed the sale of two properties for a total sales price of $33.9 million. One of these properties was located in Ohio and the other in Pennsylvania. We recognized total gains of $15.4 million related to these sales.
Gains from property sales are included in "Income from discontinued operations."
The following chart summarizes "Income from discontinued operations" for the years ended December 31, 2011, 2010 and 2009, respectively:

(In thousands)	2011	2010	2009

Property revenue	$3,223	$4,388	$6,376

Property operating and maintenance expense	(1,556)	(1,964)	(2,874)
Depreciation and amortization	(926)	(1,206)	(1,582)
Interest expense	(69)	(617)	(658)

Operating income	672	601	1,262
Gain on disposition of properties/gain on insurance recoveries	14,597	245	15,534
Income from discontinued operations	$15,269	$846	$16,796

3.    RESTRICTED CASH
Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.

Restricted cash is comprised of the following:

	December 31,
(In thousands)	2011	2010

Resident security deposits	$1,247	$1,061
Other escrows	1,213	1,349
Escrows and reserve funds for replacements
required by mortgages	4,441	6,549
	$6,901	$8,959

Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Other escrows represent primarily retainage for subcontractor vendors working on the construction of Vista Germantown. Under Tennessee law all retainage amounts due to subcontracts are to be held in a separate account until such time as the retainage is paid to the subcontractors. These funds are held in short-term investments. Certain reserve funds for replacements are invested in a combination of money market funds and certificates of deposit with maturities less than 18 months.
4.    GOODWILL AND OTHER ASSETS
Goodwill
We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2011, determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such, there were no changes to the carrying value of goodwill as of December 31, 2011. In performing this analysis, we use a multiple of revenues as applied to a range of potential alternatives. We then assign a probability to the various alternatives under our consideration. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Other Assets, Net
Other assets, net, consist of the following:

	December 31,
(In thousands)	2011	2010

Intangible assets	$4,381	$8,481
Less: accumulated amortization	(1,708)	(2,219)
	2,673	6,262
Prepaid expenses	4,046	3,924
Deferred financing	5,484	5,896
Other assets	706	632
	$12,909	$16,714

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

In connection with three property acquisitions completed during 2011, as discussed in Note 2, we recorded total intangible assets in the amount of $4.4 million related to existing leases and tenant relationships, which are being amortized over 12 months.
In connection with four property acquisitions completed during 2010, as discussed in Note 2, we recorded total intangible assets in the amount of $8.5 million related to existing leases and tenant relationships, which were amortized over 12 months.
Information related to existing leases and tenant relationships at December 31, 2011 is as follows:

(In thousands)

Gross carrying amount	$4,381
Less: accumulated amortization	(1,708)
Balance as of December 31, 2011	$2,673

The aggregate intangible asset amortization expense for the years ended December 31, 2011, 2010 and 2009 was $8.0 million, $2.2 million and $1.2 million, respectively.
Gross deferred tax assets of $6.2 million and $5.2 million at December 31, 2011 and 2010, respectively, are also included in intangible assets.
Deferred Financing Costs
Amortization expense for deferred financing costs including amortization classified in income from discontinued operations, was $2.0 million, $1.4 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
5.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Balance	Weighted Average	Balance	Weighted Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate

Fixed Rate Debt
Mortgages payable - CMBS	$43,843	7.9%	$98,212	7.7%
Mortgages payable - other	389,900	5.6%	330,648	5.7%
Total fixed rate debt	433,743	5.8%	428,860	6.2%

Variable Rate Debt
Mortgages payable (1)	33,728	4.7%	34,306	4.7%
Construction loan	14,317	3.6%	—	N/A
Unsecured revolving credit facility	58,000	2.9%	92,500	2.7%
Unsecured term loan (2)	125,000	2.3%	—	N/A
Total variable rate debt	231,045	2.9%	126,806	3.2%
Total Debt	$664,788	4.8%	$555,666	5.5%

(1)	Subject to an interest rate cap of 6.9% for the life of the loan.

(2)
We entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 for the duration of it's maturity at a rate of 1.26% plus the credit spread (which is currently 1.80%), or an all-in rate of 3.06%.

Real estate assets pledged as collateral for all debt had a net book value of $515.2 million, inclusive of development property, and $514.6 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2012	$79,843
2013	204,289
2014	44,538
2015	20,664
2016	175,396
Thereafter	140,058
$664,788
Cash paid for interest net of capitalized interest was $30.8 million, $30.2 million and $33.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized interest was $740,000, $300,000 and $120,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. We removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction. We received defeasance refunds of $553,000 and $563,000 for the twelve months ended December 31, 2010 and 2009, respectively, which were included as a reduction to interest expense. We will not have the right to receive any further defeasance refunds in respect to these CNBS loans.
The following table provides information on loans repaid at par as well as loans obtained during 2011:

(Dollar amounts in thousands)	Loans Repaid			Loans Obtained/Assumed
		Interest				Interest
Property	Amount	Rate		Amount		Rate		Maturity

Central Park Place	$6,170	7.6%		$—		N/A		N/A
Perimeter Lakes	5,485	7.6%		—		N/A		N/A
Residence at Turnberry	7,756	7.6%		—		N/A		N/A
Residence at Christopher Wren	9,052	7.6%		—		N/A		N/A
Clinton Place Apartments	8,145	7.6%		—		N/A		N/A
Heathermoor	8,232	7.6%		—		N/A		N/A
Summer Ridge	8,477	7.6%		—		N/A		N/A
The Ashborough	—	N/A		47,591	(1)	4.6%		May 2018
Vista Germantown	—	N/A		14,317	(2)	3.5%	(3)	November 2013
The Brixton	—	N/A		12,892	(4)	5.3%		June 2019
Total / weighted average rate	$53,317	7.6%	(5)	$74,800		4.5%	(5)

(1)	Debt procurement costs related to this loan were $450,000.
(2)	Debt procurement costs totaling $317,000 related to this loan were paid during 2010.
(3)	Denotes variable rate construction loan.
(4)	Fair value amount of loan assumed at time of acquisition. The principal balance at time of acquisition was $12.3 million. Fair value was determined based on an interest rate of 4.5%.
(5)	Represents weighted average interest rate for the loans listed.

Mortgage Notes Payable
At December 31, 2011, mortgage notes payable consisted of:

•	17 project specific loans that are each collateralized by the respective real estate and resident leases; and

•	One construction loan that is collateralized by the development property located in Nashville, Tennessee.

•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature.
At December 31, 2010, mortgage notes payable consisted of:

•	22 project specific loans that are each collateralized by the respective real estate and resident leases; and

•	Five cross-collateralized, cross-defaulted loans that are secured by the real estate and resident leases at five properties and include a collateral substitution feature.
Mortgages payable generally require monthly installments of principal and interest and mature at various dates through 2046. Certain of our mortgages require payments of interest only prior to maturity. Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.
Unsecured Revolving Credit Facility
On January 12, 2012, the Company closed on a $350.0 million senior unsecured revolving credit facility. This credit facility replaced the Company's $250.0 million line of credit. This new facility has a four-year term with a one-year extension at the Company's option. Debt procurement costs related to this loan were $2.3 million and were paid in January 2012. From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility. As of December 31, 2011, the LIBOR-based rate is LIBOR plus 2.3% and the Prime-based rate is the prime rate plus 1.3%. There were outstanding borrowings of $58.0 million on this facility at December 31, 2011, with a weighted average interest rate of 2.9%. At December 31, 2010, there were outstanding borrowings of $92.5 million with a weighted average interest rate of 2.7%.
Unsecured Term Loan
On June 3, 2011, we closed on a $125.0 million unsecured, five year term loan. This loan has a variable interest rate, which was 2.3% at December 31, 2011, and matures June 2, 2016. Proceeds from the term loan were used to pay down borrowings outstanding on our $250.0 million unsecured revolving credit facility and for general corporate purposes. Debt procurement costs related to this loan were $1.0 million. The Company entered into a forward starting interest rate swap in December 2011 fixing the rate at 1.26% plus the credit spread (which is currently 1.80%), or an all-in rate of 3.06% beginning in June 2013 until its maturity. The credit spread applicable under the term loan is subject to change dependent upon our leverage ratio. See Note 1 for additional information regarding this swap.
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

6.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our commons shares over the 20 day period preceding the redemption. As of December 31, 2011, all units presented to date for redemption had been redeemed for cash. There were 4,252 OP units redeemed for a total of $59,000 during 2010. No OP Units were redeemed during 2011. There were 74,083 OP units remaining as of December 31, 2011.
Activity related to the noncontrolling redeemable interest is as follows:

	For the year ended December 31,
(In thousands)	2011	2010	2009

Balance at beginning of period	$1,734	$1,829	$1,829
Net income attributable to noncontrolling redeemable interest	51	51	53
Distribution to noncontrolling redeemable interest	(51)	(51)	(53)
Redemption of Operating Partnership units	—	(95)	—
Balance at end of period	$1,734	$1,734	$1,829
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
7.    COMMITMENTS AND CONTINGENCIES
Leases
We had no equipment leased under capital leases at December 31, 2011 and 2010. We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are immaterial.
Legal Proceedings
We are subject to legal proceedings, lawsuits and other claims arising in the ordinary course of business (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. We believe any current Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.
Guarantees
Merit Enterprises has posted performance and payment bonds and letters of credit that total approximately $15.2 million at December 31, 2011 to guaranty its performance under various construction contracts. Merit has certain indemnification obligations owing to the bonding companies that issued the bonds and those obligations have been guaranteed by the Company. The letters of credit have been issued under the Company's unsecured revolving credit facility and, as such, the Company is directly liable in the event of a draw on any such letters of credit. The Company, from time to time, may also guaranty other Merit obligations.

We may guaranty mortgage debt of our wholly owned subsidiaries in whole or in part (i.e. for so-called "nonrecourse carve outs") and some subsidiaries that own unencumbered property guaranty the Company's obligations under the unsecured revolving credit facility. In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.
8.    FAIR VALUE
Fair value amounts and disclosures should be based on the assumptions that market participants would use when pricing certain assets or liabilities. Inputs used in determining fair value should be from the highest level available in the following hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions as there is little, if any, related market activity.
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
Mortgage notes payable, revolving debt and other unsecured debt with an aggregate carrying value of $664.8 million and $555.7 million at December 31, 2011 and 2010, respectively, have an estimated aggregate fair value of approximately $734.0 million and $570.2 million, respectively. Estimated fair value is based on interest rates available to us as of the dates reported on for issuance of debt with similar terms and remaining maturities. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
9.    GAIN ON INSURANCE RECOVERIES
During 2010, we settled a wind storm damage claim at one of our central Ohio properties for the aggregate sum of $245,000 which is net of our deductible. The property for which this settlement applied was sold in 2011 and the $245,000 gain is now included in discontinued operations. See Note 2 for further information concerning the sale of this property. During 2009, we settled two insurance claims. The first was a wind storm damage insurance claim involving 13 of our central Ohio properties and the second was a fire damage claim at another of our Ohio properties. We recorded insurance gains of $665,000 net of deductibles relating to these two claims. In 2011 the property on which the fire damage claim occurred was sold and as such $134,000 of this gain is now included in discontinued operations. See Note 2 for further information concerning the sale of this property. The remaining $531,000 is reported as a gain on insurance recoveries in the Consolidated Statements of Income for the twelve months ended December 31, 2009.

10.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2011	2010	2009

Assumption of debt in connection with property acquisition (1)	$12,892	$—	$—
Net change in accounts payable related to recurring fixed
asset additions	(186)	702	(203)
Reclassification of deferred directors' compensation	—	2,233	—

(1)	Fair value amount of loan assumed at time of acquisition. The principal balance at time of acquisition was $12.3 million. Fair value was determined based on an interest rate of 4.5%.
11.    COMMON, TREASURY AND PREFERRED SHARES
Common Shares
In August 2010, we registered a continuous at-the-market ("ATM") program under which we can sell up to $25.0 million of our common shares in open market transactions at the then market price per share. During the three months ended September 30, 2011, we sold 788,676 shares under the ATM program for total gross proceeds of $13.7 million, or $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. The shares sold under the ATM program were issued from Treasury. There were no shares sold prior to or after the three months ended September 30, 2011, under this program.
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
Treasury Shares
In December 2008, our Board of Directors authorized the repurchase of up to $25.0 million of our common and/or preferred shares. This authorization is in addition to the $1.3 million remaining on our $50.0 million authorization that was originally approved by our Board of Directors in July 2005 and October 2006. As of December 31, 2011, we had repurchased 3,825,125 common shares under this plan at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million. There were no common shares repurchased after the third quarter of 2007 and no preferred shares repurchased after the fourth quarter of 2008 under this authorization.
During the year ended December 31, 2011, a total of 172,245 restricted shares had vested and were issued from treasury shares.

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

On December 30, 2008, we entered into an Amended and Restated Shareholder Rights Agreement that, among other matters, extended the Plan to December 30, 2018 and revised the Plan definition of "beneficial ownership" to include certain derivative or synthetic arrangements having characteristics of a long position in the Company's common shares.
12.    EARNINGS PER SHARE
In June 2008, the FASB issued guidance which clarifies that non-vested awards containing non-forfeitable dividend rights are participating securities and are therefore required to be included in the computations of basic and diluted earnings per share.
There were 689,000, 770,000 and 1.4 million options to purchase common shares outstanding at December 31, 2011, 2010 and 2009, respectively. The dilutive effect of these options were not included in the calculation of diluted earnings per share for the years presented as their inclusion would be anti-dilutive to the net loss applicable to common shares from continuing operations.
The exchange of Operating Partnership noncontrolling redeemable interest into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Numerator - basic and diluted:
(Loss) income from continuing operations	$(9,901)	$(9,431)	$(10,533)
Net income attributable to noncontrolling redeemable interest	(40)	(51)	(53)
Preferred share dividends	—	(2,030)	(4,199)
Preferred share redemption/repurchase costs	—	(993)	—
(Loss) income from continuing operations applicable to common shares	$(9,941)	$(12,505)	$(14,785)

Income from discontinued operations	$15,269	$846	$16,796
Allocation to participating securities	—	—	(423)
Income from discontinued operations applicable to common shares	$15,269	$846	$16,373

Denominator - basic and diluted:	41,657	30,421	16,516

Net income applicable to common shares - basic and diluted:
(Loss) income from continuing operations applicable to common shares	$(0.24)	$(0.41)	$(0.89)
Income from discontinued operations	0.37	0.03	0.99
Net income (loss) applicable to common shares - basic and diluted	$0.13	$(0.38)	$0.10
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
We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 50.0% of their gross wages. After one year of service, we match such contributions at a rate of 25.0% up to a maximum participant contribution of 6.0% of wages. We recorded expenses relating to this plan of approximately $120,000, $112,000 and $85,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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
The following table summarizes the changes in SERP balances for the years ended December 31, 2011, 2010 and 2009:

	Supplemental Executive Retirement Plan
	Benefit for the year ended December 31,
(In thousands)	2011	2010	2009

Balance at beginning of period	$2,019	$1,774	$1,545
Service cost	83	98	101
Interest cost	129	147	128
Distribution	(164)	—	—
Balance at end of period	$2,067	$2,019	$1,774
14.    EQUITY BASED AWARD PLANS
On May 4, 2011, our shareholders approved the 2011 Equity-Based Award Plan (the "2011 Plan") which had been adopted by our Board of Directors (the "Board") on February 23, 2011, subject to shareholder approval.
A total of 1,726,608 common shares were made available for awards under the 2011 Plan, which included 1,500,000 newly authorized common shares and 226,608 common shares that remained available for awards under our 2008 Equity Based Award Plan (the "2008 Plan") and our 2001 Equity Incentive Plan (the "2001 Plan"), both of which were approved by our shareholders. The 2011 Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. At December 31, 2011, we had 1,708,302 common shares available for awards under this plan.
Our 2001 and 2008 Plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. Additionally, our Equity-Based Incentive Compensation Plan (the "Omnibus Plan") expired February 20, 2005. Outstanding stock options awarded under these plans will remain in effect according to their original terms and conditions. Options were granted at per share prices not less than fair market value at the date of grant and must be exercised within ten years thereof. Options outstanding and exercisable at December 31, 2011, were as follows:

	December 31, 2011
	Options	Options
	Outstanding	Exercisable
2011 Plan	—	—
2008 Plan	—	—
2001 Plan	482,684	433,684
Omnibus Plan	206,500	206,500
	689,184	640,184

During 2011, 2010 and 2009, our share-based compensation awards consisted primarily of restricted shares. We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company. Certain of our share-based awards require only continued service with the Company to vest. These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date. We recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest is dependent upon the achievement of specified performance goals and/or market conditions. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest. Compensation cost for awards dependent upon market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period. We estimate the amount of expected forfeitures when calculating compensation costs. The forfeiture rates we use were calculated based on our historical forfeiture activity, adjusted for activity that we believe is not representative of expected future activity. During the year ended December 31, 2011, 2010 and 2009, we recognized total share-based compensation cost of $3.4 million, $2.9 million and $2.0 million in "General and administrative expense."
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
We have two compensation plans under which our officers and directors may elect to defer the receipt of restricted shares. These plans are more fully discussed in Note 15. Restricted share awards deferred under these plans are reflected as restricted share equivalent units ("RSU's") in an individual bookkeeping account maintained for each participant. The vesting of such RSU's occurs on the same schedule as the restricted shares made subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares made subject to the deferral election.
The following table represents restricted share and RSU activity for the year ended December 31, 2011:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	RSU's	Fair Value

Nonvested at beginning of period	595,842	$6.69	97,938	$6.66
Granted	130,565	$15.19	13,245	$16.29
Vested	172,245	$9.34	47,834	$5.39
Forfeited	112	$9.67	—	$—
Nonvested at end of period	554,050	$7.87	63,349	$9.64
The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2011, 2010 and 2009 was $15.19, $7.46 and $5.37, respectively. The weighted average grant-date fair value of RSU's granted during the years ended December 31, 2011, 2010 and 2009 was $16.29, $14.10 and $5.53, respectively. The total fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $1.8 million and $1.0 million, respectively. The total fair value of RSU's vested during the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $1.3 million and $393,000, respectively. At December 31, 2011, there was a total of $2.9 million of unrecognized compensation cost related to non-vested restricted share awards and RSU's that we expect to recognize over a weighted average period of 2.0 years.

During 2010, we issued restricted share awards in which the number of shares that will ultimately vest are subject to market conditions. The total estimated grant-date fair value of these awards, including the awards that were deferred, was $1.1 million. We used the Monte Carlo method to estimate the fair value of these awards. The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics. There were one million simulation paths used to estimate the fair value of these awards. The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was the market condition performance periods.
The following table represents the assumption ranges used in the Monte Carlo method during 2010:

Expected volatility - AERC	31.8% to 63.1%
Expected volatility - peer group	24.2% to 68.1%
Risk-free interest rate	0.1% to 1.5%
Expected life (performance period)	3 years
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards. There were zero, 20,000, and 58,000 options granted in 2011, 2010 and 2009, respectively. The weighted average Black-Scholes assumptions and fair value for 2010 and 2009 were as follows:

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
The following table represents stock option activity for the year ended December 31, 2011:

			Weighted-
	Number of	Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise Price	Contract Life

Outstanding at beginning of period	769,640	$9.94
Granted	—	$—
Exercised	80,456	$10.07
Forfeited	—	$—
Outstanding at end of period	689,184	$9.93	3.9 years
Exercisable at end of period	640,184	$9.91	3.6 years

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2011, was $4.1 million and $3.9 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $529,000, $2.9 million and $79,000, respectively.

15.    DIRECTOR/EXECUTIVE COMPENSATION
Elective Deferred Compensation Program
The Associated Estates Realty Corporation Elective Deferred Compensation Program is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue Code, which strictly regulates the timing of elections and payment. Eligibility under the plan shall be determined by the Executive Compensation Committee or its designee, and at December 31, 2011, each of our appointed and/or elected officers was eligible.
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
The plan also permits the deferral of the receipt of restricted shares granted under the Equity-Based Award Plan, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units. Dividend credits shall be made to such account in the form of share equivalent units. Distribution of amounts reflected by such share equivalents will be made in the form of shares. The vesting of share equivalent units (together with associated dividend credits for performance based awards) occurs on the same schedule as the restricted shares that had been deferred.
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
At December 31, 2011 and 2010, there were 253,894 and 242,621 share equivalent units, respectively, deferred under this plan.
Director's Deferred Compensation Plan
The Directors' Deferred Compensation Plan allows persons serving as non-employee Directors the option of deferring receipt of compensation otherwise payable to them for their services as Directors and creates an opportunity for appreciation of the amount deferred based upon appreciation of our Common Shares.
Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year and such amount will be credited to a deferral account maintained on behalf of the Director. Fees for each period are converted to "share units" and credited to the deferral account as they are earned. This plan also permits the deferral of the receipt of restricted shares granted, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units. Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. Share units representing deferred fees and dividend units are vested at all times. Share units representing deferred restricted shares vest on the same schedule as the restricted shares that were deferred. In December 2009 and effective on January 1, 2010, this plan was modified such that all distributions from the plan will be in the form of our common shares instead of cash, except for distributions with a commencement date of December 31, 2009 or prior, which are being made in cash. As a result, the value of the deferred compensation is included in "Paid-in Capital" in the Consolidated Balance Sheets and is not adjusted based upon subsequent changes in the price of our common shares. At December 31, 2011, there were 290,664 share equivalent units under this plan, of which 142,043 units represent the deferral of cash fees earned. Distributions of $55,000 and $69,000 were made in cash from this plan during 2011 and 2010, respectively. Additionally, 6,276 shares were distributed from this plan during 2011.

Executive Compensation and Employment Agreements
We have a three-year employment agreement with the Chairman, President and Chief Executive Officer dated January 1, 1996, that is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate by giving one year's prior written notice. Additionally, we have severance arrangements with certain other executive officers.
Annual Incentive Plan
In February 2011, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers. Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our five "Named Executive Officers" in 2011 and our four "Named Executive Officers" in 2010 and 2009. Officers are rewarded for accomplishing our short-term financial and business unit objectives. In 2011, annual incentive opportunities for the Officers were linked to same property NOI, as defined, business unit objectives and individual performance. During 2010 and 2009 the level of achievement under this plan was not tied to specific performance metrics but was determined at the discretion of the Committee. The Officers earned annual incentives of approximately $1.8 million, $1.7 million and $1.3 million in cash in 2011, 2010 and 2009, respectively.
Long-Term Incentive Plan
Our Long-Term Incentive Plan ("LTIP") that is intended to create a stronger link to shareholder returns, reward long-term performance and foster retention of the executives. The Committee determines specific compensation levels for our Officers. Each Officer has threshold, target and maximum award opportunities established that are expressed as a percentage of base salary. The framework of the LTIP includes a single-year and multi-year component.
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
In February of each year, the Committee approves the terms of that year's single-year component of the LTIP. For 2011, this component focused primarily on interest coverage and fixed charge coverage financial ratios and same property NOI. In 2011, annual incentive opportunities for the Officers were linked to same property NOI, as defined, business unit objectives and individual performance. During 2010 and 2009 the level of achievement under this component was not tied to specific performance metrics but was determined at the discretion of the Committee. Officers earned approximately $2.3 million, $1.5 million and $1.1 million under the single-year LTIP in 2011, 2010 and 2009, respectively.
Multi-year component. The multi-year component focuses on performance over a three-year measurement period. Grants under the multi-year component are issued and metrics and objectives are established every three years. Any shares that are earned at the end of the measurement period will vest one year from the end of such measurement period. Restricted shares have voting rights and dividends accrue and earn interest at a rate determined by the Executive Compensation Committee during the restricted period. Only the dividends and accrued interest attributable to shares that vest will be paid when such shares vest.
In February 2010, the Committee approved the terms of the 2010 multi-year component. This component focuses on absolute and relative cumulative total shareholder return over the three year period ending December 31, 2012, and continued employment with the Company. Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2010 with a value of $4.0 million.

In February 2007, the Committee approved the terms of the 2007 multi-year component. This component focused on cumulative total shareholder return over the three-year period ending December 31, 2009 and continued employment with the Company. Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2007 with a value of $3.3 million. The total shareholder return objectives under the 2007 plan were not met and only the shares attributable to continued employment with the Company vested on December 31, 2010, which had a value of $403,000 when granted.
16.    SEGMENT REPORTING
We have two reportable segments which are multifamily properties and construction and other services. Our multifamily properties segment owns and manages multifamily communities and our construction and other services segment is a general contractor that acts as our in-house construction division and provides general contracting and construction management services to third parties. In 2011, we decided to exit the third party construction services business and we have substantially completed our work under all third party construction contracts. We intend to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate.
The accounting policies of our segments are the same as those described in Note 1, "Basis of Presentation and Accounting Policies." All of our properties are multifamily communities that have similar economic characteristics and are located in the United States. We evaluate the performance of our properties on an individual and segment basis based on property NOI. See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI to consolidated net income (loss) attributable to AERC in accordance with GAAP. We evaluate the performance of our construction and other services segment based on income from construction services, which includes direct as well as allocated general and administrative expenses.
Segment information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Revenue
Property operations
Total segment revenue	$159,076	$131,459	$123,617
Less: Intersegment revenue	—	—	—
Total net segment revenue	159,076	131,459	123,617

Construction and other services
Total segment revenue	33,245	22,524	1,160
Less: Intersegment revenue	(16,376)	(5,473)	—
Total net segment revenue	16,869	17,051	1,160

Reconciliation of segment revenue to total consolidated revenue:
Total revenue for reportable segments	192,321	153,983	124,777
Elimination of intersegment revenue	(16,376)	(5,473)	—
Fees, reimbursements and other	—	817	1,287
Total consolidated revenue	$175,945	$149,327	$126,064

	Year Ended December 31,
(In thousands)	2011	2010	2009
Profit (net of intersegment revenue and expense)
Property operations
Property revenue	$159,076	$131,459	$123,617
Property expenses	64,514	55,621	52,876
Property operations NOI	94,562	75,838	70,741

Construction and other services
Construction revenue	16,869	17,051	1,160
Construction expenses - direct	(17,595)	(14,817)	(606)
Construction expenses - general and administrative (1)	(1,702)	(1,598)	(1,139)
Construction and other services income	(2,428)	636	(585)
Total profit for reportable segments	92,134	76,474	70,156
Reconciliation of segment profit to consolidated (loss) income from continuing operations:
Total profit for reportable segments	92,134	76,474	70,156
Fees, reimbursements and other revenue	—	817	1,287
Depreciation and amortization	(53,004)	(38,433)	(33,829)
Direct property management and service company expense	—	(745)	(1,107)
General and administrative	(15,944)	(15,684)	(14,024)
Development costs	(435)	(208)	—
Costs associated with acquisitions	(539)	(599)	—
Interest expense	(32,113)	(31,053)	(33,547)
Gain on insurance recoveries	—	—	531
Consolidated (loss) income from continuing operations	$(9,901)	$(9,431)	$(10,533)

(1)	This amount is included in construction and other services expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
(In thousands)	2011	2010
Segment Assets
Property operations	$1,013,930	$902,515
Construction and other services	235	11,350
Other assets	4,328	4,370
Total consolidated assets	$1,018,493	$918,235
17.    SUBSEQUENT EVENTS
Unsecured Revolving Credit Facility. In January 2012, we increased our $250.0 million unsecured revolving credit facility, or revolver, to $350.0 million. The new facility, amongst other modifications, reduces the credit spread and extends the maturity to January 2016. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies.
Debt. On January 31, 2012, we prepaid two loans totaling $43.6 million, which included prepayment penalties totaling $1.7 million. We funded this prepayment from borrowings on our $350.0 million unsecured revolving credit facility.
Dividends. On February 1, 2012, we paid a dividend of $0.17 per common share to shareholders of record on January 13, 2012, which had been declared on December 8, 2011. We have revised our dividend policy, beginning with the dividend scheduled to be paid in May, 2012, to increase the quarterly dividend to $0.18 per share from $0.17 per share. The declaration and payment of quarterly dividends remains subject to review by and approval of the Board of Directors.

18.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2011
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$43,364	$45,548	$46,587
Revenue of sold properties transferred to
discontinued operations	$(1,110)	$(1,132)	$—
Revenue	$42,254	$44,416	$46,587	$42,687
Operating income	$4,719	$6,254	$5,688	$6,163
Net (loss) income	$(3,069)	$(1,561)	$12,208	$(2,210)
Net (loss) income attributable to AERC	$(3,082)	$(1,573)	$12,196	$(2,213)
Basic and diluted earnings per share	$(0.07)	$(0.04)	$0.29	$(0.05)

	2010
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Q's	$32,956	$34,880	$39,166
Revenue of sold properties transferred to
discontinued operations	$(1,073)	$(1,082)	$—
Revenue	$31,883	$33,798	$39,166	$44,481
Operating income	$5,159	$5,732	$5,435	$5,899
Net (loss) income	$(2,893)	$(2,561)	$(1,784)	$(1,346)
Net (loss) income attributable to AERC	$(2,906)	$(2,574)	$(1,797)	$(1,359)
Basic and diluted earnings per share	$(0.19)	$(0.17)	$(0.06)	$(0.03)

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (1)	Accounts	Deductions (2)	of Period

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$100	$2,808	$—	$(2,767)	$141
Valuation allowance-deferred tax asset	4,948	1,022	—	—	5,970

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$80	$2,239	$—	$(2,219)	$100
Valuation allowance-deferred tax asset	5,176	(228)	—	—	4,948

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$67	$1,926	$—	$(1,913)	$80
Valuation allowance-deferred tax asset	4,863	313	—	—	5,176

(1)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.
(2)	Uncollectible amounts reserved for or written off.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	February, 1995	5-30	$941	$8,499	$2,365
Residence at Barrington	September, 1995	5-30	2,357	21,986	1,366
Village at Avon	June, 1998	5-30	2,145	21,704	2,461
Westchester Townhomes	November, 1989	5-15	693	5,686	1,001
Western Reserve	August, 1996	5-30	691	6,866	579
Westlake Townhomes	October, 1995	5-30	559	332	313
Williamsburg Townhomes	February, 1994	5-30	844	12,787	2,688

CENTRAL OHIO
Bedford Commons	December, 1994	5-30	929	5,751	845
Bradford at Easton	October, 1995	5-30	2,033	16,303	2,143
Heathermoor	August, 1994	5-30	1,796	8,535	1,885
Kensington Grove	July, 1995	5-30	533	4,600	665
Lake Forest	July, 1994	5-30	824	6,135	847
Muirwood Village at Bennell	March, 1994	5-30	790	4,657	733
Perimeter Lakes	September, 1996	5-30	1,265	8,647	1,135
Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	2,926
St. Andrews at Little Turtle	March, 1995	5-30	478	4,216	1,058
Saw Mill Village	April, 1997	5-30	2,548	17,218	3,610
Sterling Park	August, 1994	5-30	646	3,919	502
Wyndemere Land	March, 1997	—	200	—	—

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

(In thousands)	Gross Amount at Which Carried at December 31, 2011
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	$941	$10,864	$11,805	$6,122	$—
Residence at Barrington	2,355	23,354	25,709	10,735	19,500
Village at Avon	2,145	24,165	26,310	9,656	20,664
Westchester Townhomes	693	6,687	7,380	5,203	—
Western Reserve	691	7,445	8,136	3,197	—
Westlake Townhomes	—	1,204	1,204	1,130	—
Williamsburg Townhomes	844	15,475	16,319	9,366	—

CENTRAL OHIO
Bedford Commons	929	6,596	7,525	3,723	—
Bradford at Easton	2,033	18,446	20,479	8,884	12,109
Heathermoor	1,796	10,420	12,216	6,175	—
Kensington Grove	533	5,265	5,798	2,900	—
Lake Forest	824	6,982	7,806	4,050	—
Muirwood Village at Bennell	790	5,390	6,180	3,089	—
Perimeter Lakes	1,265	9,782	11,047	5,315	—
Residence at Christopher Wren	1,560	16,680	18,240	10,006	—
St. Andrews at Little Turtle	478	5,274	5,752	2,960	—
Saw Mill Village	2,548	20,828	23,376	10,524	16,667
Sterling Park	646	4,421	5,067	2,514	—
Wyndemere Land	200	—	200	—	—

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
SOUTHEAST MICHIGAN
Arbor Landings	June, 1999	5-30	$1,129	$10,403	$10,457
Clinton Place Apartments	August, 1997	5-30	1,219	9,478	2,035
Georgetown Park Apartments	June, 1999	5-30	1,778	12,141	13,761
Oaks at Hampton	August, 1995	5-30	3,026	27,204	4,072
Spring Valley Apartments	October, 1997	5-30	1,433	13,461	1,556

WESTERN MICHIGAN
Aspen Lakes Apartments	September, 1996	5-30	742	5,501	1,488
Central Park Place	December, 1994	5-30	1,013	7,363	1,811
Country Place Apartments	June, 1995	5-30	768	4,181	822
Spring Brook Apartments	June, 1996	5-30	610	5,308	636
Summer Ridge	April, 1996	5-30	1,251	11,194	2,107
The Landings at the Preserve	September, 1995	5-30	1,081	7,190	1,254

CENTRAL FLORIDA
Courtney Chase (2)	August, 2004	5-30	3,032	20,452	429

SOUTHEAST FLORIDA
Cypress Shores	February, 1998	5-30	2,769	16,452	1,614
Vista Lago (2)	March, 2005	5-30	4,012	35,954	356
Waterstone at Wellington (2)	June, 2011	5-30	5,948	25,456	64
Windsor Pines	October, 1998	5-30	4,834	28,795	1,227

GEORGIA
Cambridge at Buckhead (2)	October, 2005	5-30	6,166	16,730	638
Idlewylde (2)	June, 2007	5-30	12,058	53,124	1,246
Morgan Place	July, 1998	5-30	3,292	9,159	1,041
The Falls	February, 1998	5-30	5,403	23,420	3,637

MARYLAND
Annen Woods	July, 1998	5-30	1,389	9,069	1,557
Reflections	February, 1998	5-30	1,807	12,447	3,314

METRO DC
Dwell Vienna Metro (2)	August, 2011	5-30	11,241	67,130	1,200
Hampton Point	July, 1998	5-30	3,394	21,703	16,983

INDIANA
Center Point	August, 1997	5-30	1,508	22,861	1,846
Residence at White River	February, 1997	5-30	1,064	11,631	1,797
Steeplechase	July, 1998	5-30	2,261	16,257	953

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

(In thousands)	Gross Amount at Which Carried at December 31, 2011
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
SOUTHEAST MICHIGAN
Arbor Landings	$1,682	$20,307	$21,989	$9,980	$16,074
Clinton Place Apartments	1,219	11,513	12,732	5,511	—
Georgetown Park Apartments	2,128	25,552	27,680	13,371	—
Oaks at Hampton	3,026	31,276	34,302	17,257	—
Spring Valley Apartments	1,433	15,017	16,450	7,306	10,818

WESTERN MICHIGAN
Aspen Lakes Apartments	1,087	6,644	7,731	3,490	—
Central Park Place	1,013	9,174	10,187	5,037	—
Country Place Apartments	768	5,003	5,771	2,732	—
Spring Brook Apartments	610	5,944	6,554	3,047	—
Summer Ridge	1,251	13,301	14,552	6,949	—
The Landings at the Preserve	1,143	8,382	9,525	4,459	—

CENTRAL FLORIDA
Courtney Chase(2)	3,032	20,881	23,913	5,793	20,526

SOUTHEAST FLORIDA
Cypress Shores	2,769	18,066	20,835	8,347	27,295
Vista Lago(2)	4,012	36,310	40,322	9,112	—
Waterstone at Wellington (2)	5,948	25,520	31,468	578	—
Windsor Pines	4,834	30,022	34,856	13,577	39,319

GEORGIA
Cambridge at Buckhead(2)	6,166	17,368	23,534	4,054	—
Idlewylde(2)	11,849	54,579	66,428	10,913	—
Morgan Place	3,292	10,200	13,492	4,656	—
The Falls	5,403	27,057	32,460	12,860	15,660

MARYLAND
Annen Woods	1,389	10,626	12,015	4,998	13,002
Reflections	1,807	15,761	17,568	6,901	19,415

METRO DC
Dwell Vienna Metro (2)	11,241	67,163	78,404	1,038	—
Hampton Point	3,394	28,842	32,236	12,289	32,941

INDIANA
Center Point	1,470	24,745	26,215	11,898	16,500
Residence at White River	1,064	13,428	14,492	6,550	9,221
Steeplechase	2,261	17,210	19,471	7,748	13,202

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN VIRGINIA
Riverside Station(2)	May, 2010	5-30	$13,680	$38,708	$229
The Ashborough(2)	September, 2010	5-30	20,136	65,885	296
Westwind Farms(2)	December, 2010	5-30	18,265	67,098	366

SOUTHEASTERN VIRGINIA
River Forest (2)	April, 2008	5-30	4,655	25,758	7,110
The Alexander at Ghent (2)	June, 2007	5-30	4,368	43,263	1,015
The Belvedere (2)	April, 2008	5-30	6,044	35,353	238

TEXAS
Dwell Turtle Creek (4)			6,982	—	—
San Raphael Apartments(2)	October, 2010	5-30	3,777	15,795	640
San Raphael Phase II (4)			788	—	—
The Brixton (2)	October, 2011	5-30	2,867	17,638	199

TENNESSEE
Vista Germantown (3)			5,649	—	—
			$193,271	$985,157	104,105

MANAGEMENT SERVICE COMPANIES
Land, Building and Improvements	November, 1993	10-30			6,880
					$110,985

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

(In thousands)	Gross Amount at Which Carried at December 31, 2011
		Buildings &		Accumulated	Encumbrances
Property	Land	Improvements	Total	Depreciation	(1)

RESIDENTIAL MULTIFAMILY PROPERTIES
NORTHERN VIRGINIA
Riverside Station (2)	$13,680	$38,937	$52,617	$2,368	$36,000
The Ashborough (2)	20,136	66,181	86,317	3,331	47,591
Westwind Farms (2)	18,265	67,464	85,729	2,768	—

SOUTHEASTERN VIRGINIA
River Forest (2)	4,645	32,878	37,523	4,122	18,325
The Alexander at Ghent (2)	4,368	44,278	48,646	7,966	24,500
The Belvedere (2)	6,044	35,591	41,635	4,916	25,280

TEXAS
Dwell Turtle Creek (4)	6,982	—	6,982	—	—
San Raphael Apartments (2)	3,777	16,435	20,212	776	—
San Raphael Phase II (4)	786	—	788	—	—
The Brixton (2)	2,867	17,837	20,704	117	12,862

TENNESSEE
Vista Germantown (3)	5,649	—	5,649	—	14,317
	193,761	1,088,770	1,282,533	332,364	$481,788

MANAGEMENT SERVICE COMPANIES	1,506	5,375	6,879	2,710
Land, Building and Improvements	$195,267	$1,094,145	1,289,412	335,074
Furniture, Fixtures and Equipment			33,727	23,531
Construction in Progress (5)			22,300	—
GRAND TOTALS			$1,345,439	$358,605

(1)	Encumbrances include mortgage debt and other obligations secured by the real estate assets.
(2)
For acquisitions initiated after June 30, 2001, intangible assets such as in place leases were recognized upon the acquisition of these properties and are not included in the initial costs or historical costs shown.

(3)	Under development with an expected completion of 2012.
(4)	Land held for future development.
(5)	Approximately $22.2 million relates to Vista Germantown development.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
The Aggregate Cost for Federal Income Tax purposes was approximately $1.3 billion at December 31, 2011.
The changes in Total Real Estate Assets for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In thousands)	2011	2010	2009

Balance, beginning of period	$1,210,289	$940,643	$957,061
Disposal of fixed assets	(37,443)	(4,344)	(30,449)
New acquisition properties	138,050	253,240	—
Improvements	34,543	20,750	14,031
Balance, end of period	$1,345,439	$1,210,289	$940,643
The changes in Accumulated Depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In thousands)	2011	2010	2009

Balance, beginning of period	$335,289	$302,108	$283,213
Disposal of fixed assets	(22,643)	(4,238)	(15,448)
Depreciation for period	45,959	37,419	34,343
Balance, end of period	$358,605	$335,289	$302,108