Form 10-Q
period 2012-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2012-05-04
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-12486
Associated Estates Realty Corporation
(Exact name of registrant as specified in its charter)

OHIO	34-1747603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1 AEC Parkway, Richmond Hts., Ohio 44143-1550
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

The number of shares outstanding as of April 26, 2012 was 42,475,459 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2012	2011
ASSETS
Real estate assets
Land	$207,752	$195,267
Buildings and improvements	1,109,046	1,094,145
Furniture and fixtures	34,380	33,727
Construction in progress	13,343	22,300
Gross real estate	1,364,521	1,345,439
Less: Accumulated depreciation	(369,544)	(358,605)
Net real estate	994,977	986,834
Cash and cash equivalents	6,602	4,328
Restricted cash	6,909	6,901
Accounts receivable, net
Rents	1,112	1,325
Construction	2,341	3,692
Other	1,383	779
Goodwill	1,725	1,725
Other assets, net	14,422	12,909
Total assets	$1,029,471	$1,018,493
LIABILITIES AND EQUITY
Mortgage notes payable	$360,110	$481,788
Unsecured revolving credit facility	202,000	58,000
Unsecured term loan	125,000	125,000
Total debt	687,110	664,788
Accounts payable and other liabilities	21,453	24,397
Construction accounts payable	3,433	3,792
Dividends payable	8,169	7,659
Resident security deposits	3,705	3,591
Accrued interest	2,128	2,710
Total liabilities	725,998	706,937
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 46,570,763 issued and 42,475,459 and 42,330,899
outstanding at March 31, 2012 and December 31, 2011, respectively	4,657	4,657
Paid-in capital	583,673	583,172
Accumulated distributions in excess of accumulated net income	(238,365)	(228,545)
Accumulated other comprehensive loss	(382)	(405)
Less: Treasury shares, at cost, 4,095,304 and 4,239,864
shares at March 31, 2012 and December 31, 2011, respectively	(49,205)	(50,086)
Total shareholders' equity attributable to AERC	300,378	308,793
Noncontrolling interest	1,361	1,029
Total equity	301,739	309,822
Total liabilities and equity	$1,029,471	$1,018,493

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011
Revenue
Property revenue	$42,931	$37,582
Construction and other services	—	4,672
Total revenue	42,931	42,254
Expenses
Property operating and maintenance	17,444	15,856
Depreciation and amortization	13,231	12,746
Construction and other services	70	4,950
General and administrative	4,369	4,170
Development costs	310	74
Costs associated with acquisitions	—	56
Total expenses	35,424	37,852
Operating income	7,507	4,402
Interest expense	(9,553)	(7,719)
(Loss) income from continuing operations	(2,046)	(3,317)
(Loss) income from discontinued operations:
Operating income	—	248
Loss on disposition of properties	(40)	—
(Loss) income from discontinued operations	(40)	248
Net (loss) income	(2,086)	(3,069)
Net loss (income) attributable to noncontrolling interests	5	(13)
Net (loss) income attributable to AERC	$(2,081)	$(3,082)

Earnings per common share - basic and diluted:
(Loss) income from continuing operations	$(0.05)	$(0.08)
Income from discontinued operations	—	0.01
Net (loss) income	$(0.05)	$(0.07)

Other comprehensive income:
Change in fair value and reclassification of hedge instruments	$23	$—
Total comprehensive (loss) income attributable to AERC	$(2,058)	$(3,082)

Weighted average number of common shares
outstanding - basic and diluted	42,343	41,262

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Cash flow from operations:
Net (loss) income	$(2,086)	$(3,069)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	13,231	13,055
Loss on fixed asset replacements write-off	34	9
Amortization of deferred financing costs and other	680	473
Share-based compensation	1,161	959
Net change in assets and liabilities:
Construction accounts receivable	1,351	3,150
Accounts receivable	(402)	(86)
Construction accounts payable	359	1,702
Accounts payable and accrued expenses	(2,104)	(5,844)
Other operating assets and liabilities	(1,164)	(866)
Total adjustments	13,146	12,552
Net cash flow provided by operations	11,060	9,483
Cash flow from investing activities:
Recurring fixed asset additions	(1,929)	(1,262)
Revenue enhancing/non-recurring fixed asset additions	(173)	(969)
Acquisition/development fixed asset additions	(18,620)	(1,659)
Other investing activity	(106)	741
Net cash flow used for investing activities	(20,828)	(3,149)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(731)	(765)
Principal repayments of mortgage notes payable	(123,448)	(53,317)
Payment of debt procurement costs	(2,656)	(4)
Proceeds from construction loan funding	2,500	—
Revolving credit facility borrowings	191,300	65,000
Revolving credit facility repayments	(47,300)	(8,500)
Common share dividends paid	(7,122)	(6,973)
Operating partnership distributions paid	(13)	(13)
Purchase of treasury shares	(952)	(857)
Noncontrolling interest investment in partnership	350	—
Other financing activities, net	114	131
Net cash flow provided by (used for) financing activities	12,042	(5,298)
Increase in cash and cash equivalents	2,274	1,036
Cash and cash equivalents, beginning of period	4,328	4,370
Cash and cash equivalents, end of period	$6,602	$5,406
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$8,169	$7,047
Issuance from treasury shares for share based compensation	1,833	1,390
Net change in accounts payable related to fixed asset additions	(407)	(200)

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
Business
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties we will own and operate and previously performed construction services for third parties. In 2011, we decided to exit the third party construction services business and our work under all third party construction contracts was substantially complete as of December 31, 2011. As of March 31, 2012, our operating property portfolio consisted of 53 apartment communities containing 13,908 units in eight states that are owned either directly or indirectly through subsidiaries.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2011.
Segment Reporting
All of our properties are multifamily communities that have similar economic characteristics and offer products and services to a similar type of resident, and as such our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. We previously reported construction and other services as a separate segment, however, we are no longer in the third party construction business and all third party projects were substantially complete at the end of 2011. During the first quarter of 2012, all of our consolidated revenue was provided by our multifamily properties. As a result, we determined that we have only one reportable segment, which is multifamily properties.
Share-Based Compensation
During the three months ended March 31, 2012 and 2011, we recognized total share-based compensation cost of $1.2 million and $959,000, respectively, in "General and administrative expense" in the Consolidated Statement of Comprehensive Income.

Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Our officers and directors may elect to defer the receipt of restricted shares under our deferred compensation plans. Deferred restricted share awards are reflected as restricted share equivalent units ("RSUs") in an individual bookkeeping account maintained for each participant. The vesting of such RSUs occurs on the same schedule as the restricted shares made subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares made subject to the deferral election.
The following table represents restricted share and RSU activity for the three months ended March 31, 2012:

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	RSUs	Fair Value

Nonvested at beginning of period	554,050	$7.87	63,349	$9.64
Granted	146,086	$16.48	19,203	$16.48
Vested	173,593	$12.29	2,395	$16.28
Nonvested at end of period	526,543	$9.08	80,157	$9.59
The weighted average grant-date fair value of restricted shares and RSUs granted during the three months ended March 31, 2012 and 2011 was $16.48 and $15.13, respectively. The total fair value of restricted shares vested during the three months ended March 31, 2012 and 2011 was $2.8 million and $2.5 million, respectively. The total fair value of RSUs vested during the three months ended March 31, 2012 and 2011 was $39,000 and $759,000, respectively. At March 31, 2012, there was a total of $2.8 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted average period of 1.5 years.
Stock Options. During the three months ended March 31, 2012, 125,000 stock options were awarded and no options were exercised. No options were awarded or exercised during the three months ended March 31, 2011. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted average Black-Scholes assumptions and fair value for the options awarded in 2012 were as follows:

Expected volatility	33.9%
Risk-free interest rate	1.3%
Expected life of options (in years)	7.0
Dividend yield	4.7%
Grant-date fair value	$2.97
The expected volatility was based upon a 50/50 blend of historical and implied volatility. The historical volatility was based upon changes in the weekly closing prices of our shares over a period equal to the expected life of the options granted. The implied volatility was the trailing month average of daily implied volatilities calculated by interpolating between the volatilities implied by stock call option contracts that were both closest to the expected life and the exercise price of the options. The longest terms of such options over the trailing month averaged 7.1 months. The risk-free interest rate was determined by interpolating between the yields from U.S. Treasury zero-coupon bonds on the date of grant with maturities closest to the expected life of the options. The expected life was derived using our historical experience for similar awards. The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.

The following table represents stock option activity for the three months ended March 31, 2012:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	689,184	$9.93
Granted	125,000	$15.29
Outstanding at end of period	814,184	$10.75	4.6 years
Exercisable at end of period	642,184	$9.9	3.3 years
The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2012, was $4.5 million and $4.1 million, respectively.
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
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item relating to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. We have elected to measure the credit risk of derivatives that are subject to master netting agreements on a net basis by counterparty portfolio.
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
Interest Rate Hedge Activity: On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on our $125.0 million unsecured term loan by fixing the rate until maturity at a rate of 1.26% plus the credit spread (which is currently 1.80%), or an all-in rate of 3.06%. The credit spread is subject to change from time to time based upon leverage ratios as defined in the agreement governing the term loan.

The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see Note 8 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments

Liability Derivatives
	As of March 31, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$(382)	expenses and other liabilities	$(405)
The following table presents the effect of our derivative financial instruments on the Consolidated Statement of Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statement of Comprehensive Income

Location of
		Location of		Gain (Loss)
		Gain or (Loss)	Amount of Gain or	Recognized	Amount of Gain or (Loss)
		Reclassified	Loss Reclassified	in Income	Recognized in Income on
	Amount of Gain or	from	from Accumulated	on Derivative	Derivative (Ineffective
(In thousands)	(Loss) Recognized in	Accumulated	OCI into Income	(Ineffective Portion	Portion and Amount
Derivatives	OCI on Derivative	OCI into	(Effective Portion)	and Amount	Excluded from
in Cash	(Effective Portion)	Income	Three Months	Excluded from	Effectiveness Testing)
Flow Hedging	Three Months Ended	(Effective	Ended	Effective	Three Months Ended
Relationships	March 31, 2012	Portion)	March 31, 2012	Testing)	March 31, 2012

Interest rate swaps	$23	Interest expense	$—	Interest expense	$—
As of March 31, 2012, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $396,000. As of March 31, 2012, we have not posted any collateral related to this agreement.  If we had breached any of our provisions with our derivative counterparty at March 31, 2012, we could have been required to settle our obligations under the agreement at its termination value of $396,000.
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

We allocate the purchase price of properties acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an adviser, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases.
For properties under development we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. We capitalize internal payroll costs directly attributable to the construction of a property or asset. Capitalized payroll costs are allocated to projects based upon time allocations for the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three months ended March 31, 2012 and 2011 was $210,000 and $120,000, respectively. Total capitalized payroll costs during the three months ended March 31, 2012 and 2011 were $325,000 and $130,000, respectively.
We discontinue the depreciation of assets that we have specifically identified as held for sale. There were no properties classified as held for sale at March 31, 2012 or March 31, 2011.
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
Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income in either a single continuous statement or in two separate but consecutive statements. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance applies to fiscal years beginning after December 15, 2011. The adoption of this updated guidance did not have a material impact on our consolidated financial statement presentation.
Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

2.

DEVELOPMENT, CONSTRUCTION, AND DISPOSITION ACTIVITY
Development Activity
During the three months ended March 31, 2012, a partnership in which we are a 97.0% partner, acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million, which the partnership intends to use for development of approximately 140 units and 7,000 square feet of retail space. Total costs incurred at March 31, 2012, were $12.9 million. See Note 5 for additional information related to this development.

During 2011, we acquired a 2.4 acre vacant parcel of land located in Dallas, Texas for $6.9 million, which we intend to use for the development of a yet to be determined number of units. The total cost incurred at March 31, 2012, is $7.3 million.
During 2011, we acquired a 1.5 acre vacant parcel of land adjacent to San Raphael Apartments located in Dallas, Texas, for $710,000, which we intend to use for future development of approximately 99 units. The total cost incurred at March 31, 2012 was $1.2 million.
During 2010, we began development on Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee. The total cost incurred at March 31, 2012, for this development includes $5.6 million for land and $27.2 million for construction costs. See Note 5 for additional information related to this development.
Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties. As of December 31, 2011, we are no longer in the third party construction business.
Disposition Activity
The results of operations for all periods presented and gain/loss related to the sale of operating properties are reported in "Income from discontinued operations" in the accompanying Consolidated Statement of Comprehensive Income. Real estate assets that are classified as held for sale are also reported as discontinued operations. We classify properties as held for sale when all significant contingencies surrounding the completion of the disposition have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.
"Income from discontinued operations" in the accompanying Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, includes the operating results and related gains recognized for the two properties sold in 2011. The $40,000 loss shown for the three months ended March 31, 2012 represents an adjustment to the gain previously recorded in connection with the sale of the two properties in 2011. The following table summarizes "Income from discontinued operations:"

	Three Months Ended
	March 31,
(In thousands)	2012	2011
REVENUE
Property revenue	$—	$1,110

EXPENSES
Property operating and maintenance	—	484
Depreciation and amortization	—	309
Total expenses	—	793
Operating income	—	317
Interest expense	—	(69)
Loss on disposition of properties	(40)	—
(Loss) Income from discontinued operations	$(40)	$248

3.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2012		December 31, 2011
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate

Fixed Rate Debt:
Secured	$309,713	5.5%	$433,743	5.8%
Total Fixed Rate Debt	309,713	5.5%	433,743	5.8%

Variable Rate Debt Hedged:
Secured (1)	33,579	4.7%	33,728	4.7%
Unsecured (2)	125,000	2.1%	125,000	2.3%
Total Variable Rate Debt Hedged	158,579	2.6%	158,728	2.8%

Variable Rate Debt Unhedged:
Secured	16,818	3.5%	14,317	3.6%
Unsecured	202,000	1.9%	58,000	2.9%
Total Variable Rate Debt Unhedged	218,818	2.0%	72,317	3.1%
Total Debt	$687,110	3.7%	$664,788	4.8%

(1)	The interest rate on these mortgage notes are capped at 6.9% until maturity.

(2)
The Company entered into a forward starting swap in December 2011 related to this debt fixing the rate beginning in June 2013 for the duration of its maturity at a rate of 1.26% plus the credit spread which is currently 1.80%, or an all-in rate of 3.06%.

Mortgage Notes Payable
The following table provides information on mortgage loans repaid during the three months ended March 31, 2012:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate

Arbor Landings	$16,074	7.9%
Bradford at Easton	12,109	7.9%
Center Point	16,500	5.8%
Residence at Barrington	19,500	5.8%
River Forest	18,325	5.7%
The Belvedere	25,280	5.6%
The Falls	15,660	7.9%
Total / weighted average rate	$123,448	6.5%	(1)

(1)    Represents weighted average interest rate for the loans listed.
During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. However, we subsequently learned that for certain defeasance transactions, the successor borrower was able to prepay certain loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction.

During the three months ended March 31, 2012 we received a refund of $279,000, which represents the last refund that we could receive as all defeased loans have now matured and have been repaid in full.
Cash paid for interest, excluding $210,000 and $120,000 of capitalized interest, was $10.9 million and $7.6 million for the three months ended March 31, 2012 and 2011, respectively. Cash paid for interest was reduced by the defeasance refund received of $279,000 for the three months ended March 31, 2012. Additionally, included in the cash paid for interest are $1.7 million of prepayment costs for the three months ended March 31, 2012.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2012, determined that goodwill was not impaired and, as such, there were no changes to the carrying value of goodwill as of March 31, 2012. In performing this analysis, we use a multiple of revenues to the range of potential alternatives. We then assign a probability to the various alternatives under our consideration. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
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
5.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, we issued a total of 522,032 operating partnership units ("OP units") in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005. Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our commons shares over the 20-day period preceding the redemption. All units presented to date for redemption had been redeemed for cash. No OP Units were redeemed during the three months ended March 31, 2012 or 2011. There were 74,083 OP units remaining as of March 31, 2012.
Activity related to the noncontrolling redeemable interest is as follows:

	Three months ended
	March 31,
(In thousands)	2012	2011

Balance at beginning of period	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	13	13
Distribution to noncontrolling redeemable interest	(13)	(13)
Balance at end of period	$1,734	$1,734

Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, and we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million, which it intends to use for the development of approximately 140 units and 7,000 square feet of retail space. We have determined that this entity is not a variable interest entity and that we hold a controlling financial interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity.
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
Activity related to the noncontrolling interests is as follows:

Three months ended
March 31,
(In thousands)	2012

Balance at beginning of period	$1,029
Net (loss) income	(18)
Noncontrolling interest in land acquired	350
Balance at end of period	$1,361
6.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Three Months Ended March 31, 2012
		Accumulated
		Distributions
		in Excess of	Treasury
	Paid-In	Accumulated	Shares
(In thousands)	Capital	Net Income	(at Cost)
Balance, December 31, 2011	$583,172	$(228,545)	$(50,086)
Net (loss) income	—	(2,081)	—
Share-based compensation	501	—	1,833
Purchase of common shares	—	—	(952)
Common share dividends declared	—	(7,739)	—
Balance, March 31, 2012	$583,673	$(238,365)	$(49,205)

7.    EARNINGS PER SHARE
There were approximately 814,000 and 770,000 options to purchase common shares outstanding at March 31, 2012 and 2011, respectively. The dilutive effect of these options were not included in the calculation of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive to the net loss from continuing operations.
The effect of exercise of rights for exchange of redeemable non-controlling interests into common shares was also not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011
Numerator - basic and diluted:
(Loss) income from continuing operations	$(2,046)	$(3,317)
Net loss (income) attributable to noncontrolling redeemable interest	5	(13)
(Loss) income from continuing operations	$(2,041)	$(3,330)

(Loss) income from discontinued operations	$(40)	$248

Denominator - basic and diluted:	42,343	41,262

Earnings per common share - basic and diluted:
(Loss) income from continuing operations	$(0.05)	$(0.08)
Income from discontinued operations	—	0.01
Net (loss) income	$(0.05)	$(0.07)
8.    FAIR VALUE
Fair value, as defined by GAAP, represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The inputs used in the determination of fair value amounts and disclosures are based on the assumptions that market participants would use when pricing certain assets or liabilities. These inputs are classified in the fair value hierarchy as follows:

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
The inputs used in the fair value measurement should be from the highest level available. In instances where the measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.
Cash, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities (except for the interest rate swap discussed below) are carried at amounts that reasonably approximate corresponding fair values because of their short term nature.

The interest rate swap derivative, as discussed in detail in Note 1 under "Derivative Instruments and Hedging Activities," is carried at fair value. The fair value of the derivative was determined by using a model that applies discount rates to the expected future cash flows associated with the swap. The significant inputs used in the valuation model to estimate the discount rates and expected cash flows are observable in active markets and, therefore, are Level 2 inputs.
Mortgage notes payable, with an aggregate carrying value of $360.1 million and $481.8 million at March 31, 2012 and December 31, 2011, respectively, have an estimated aggregate fair value of $429.2 million and $548.2 million, respectively. We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and collateral value. We classify the fair value of our mortgage notes payable as Level 3.
Unsecured revolving debt and other unsecured debt, with an aggregate carrying value of $327.0 million and $183.0 million at March 31, 2012 and December 31, 2011, respectively, have an estimated aggregate fair value of $327.4 million and $185.8 million, respectively. We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.
9.    CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, lawsuits and other claims arising in the ordinary course of business(collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. We believe any current Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.
10.    SUBSEQUENT EVENTS
Dividends
On May 1, 2012, we paid a dividend of $0.18 per common share to shareholders of record on April 11, 2012, which was declared on March 15, 2012.
Dispositions
On May 1, 2012, we completed the sale of a property located in Georgia. The sales price was $24.0 million and we will record a gain of approximately $3.8 million during the second quarter of 2012. This property was not classified as held for sale at March 31, 2012, as all significant contingencies were not resolved until April 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2012 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements that speak only as of the date of this report. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rents from the leasing of apartment units, representing all of our consolidated revenue for the three months ended March 31, 2012.
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
Rental revenue collections are impacted by net rental rates and occupancy levels. We have also recently purchased LRO, a rental revenue software product that optimizes rents by leveraging the statistical data provided by LRO and our market knowledge and experience. LRO is expected to generate long term rent growth and asset stability with daily, incremental rent changes. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI") and Funds from Operations ("FFO") to be important indicators of our overall performance. Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. A reconciliation of property NOI to consolidated net (loss) income attributable to AERC and a reconciliation of net (loss) income attributable to AERC to FFO are included in the Results of Operations comparison.
Updated 2012 Expectations.

•	Portfolio performance - Our full-year 2012 guidance reflects Same Community NOI increasing in the range of 5.0% to 6.0% as compared to 2011.

•
Property acquisitions, sales and development - We anticipate acquisitions of between $0.0 to $150.0 million and dispositions of between $50.0 million and $75.0 million during 2012. We also anticipate that development expenditures will be between $40.0 million and $60.0 million during 2012. Through March 31, 2012, we have spent $18.4 million on development, including land acquisitions.

•	Debt repayment - We have repaid seven mortgage loans totaling $123.4 million as of March 31, 2012, and have no remaining mortgage loan maturities in 2012.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash during the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Net cash provided by operations	$11,060	$9,483
Fixed assets:
Acquisition and development expenditures, net	(18,620)	(1,659)
Recurring, revenue enhancing and non-recurring capital expenditures	(2,102)	(2,231)
Debt:
Decrease in mortgage notes	(121,679)	(54,082)
Increase in revolving credit facility borrowings	144,000	56,500
Cash dividends and operating partnership distributions paid	(7,135)	(6,986)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2012 consisted of five mortgage loans totaling approximately $79.8 million. We have repaid all of these loans with proceeds from borrowings on our unsecured revolver. Additionally, we prepaid two FHA loans totaling $43.6 million and incurred a prepayment penalty of $1.7 million. In January 2012, we increased our $250.0 million unsecured revolving credit facility, or revolver, to $350.0 million and, among other modifications, reduced the credit spread and extended the maturity to January 2016. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies. On May 2, 2012, we had $174.0 million of availability under this facility. In March 2012, we executed a commitment to close on a mortgage loan in the amount of $41.2 million and in April 2012 we locked the rate on this loan commitment at 3.68%. We anticipate that this loan will close in May 2012, and if closed we expect to use the proceeds to repay borrowings on the unsecured revolver.
We anticipate that cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements for the balance of the year. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue paying our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from property specific secured financings, our unsecured revolver and possibly the sale of common shares. The partnership in which we are a 90.0% partner is developing a 242-unit apartment community that is expected to be completed during the second quarter of 2012. We are financing the construction costs through a construction loan. At March 31, 2012, we had drawn down $16.8 million on this loan. Additionally, during the quarter ended March 31, 2012, a partnership, in which we are a 97.0% owner, had invested $12.9 million in a parcel of land, which was acquired during the quarter, and on which we anticipate the construction of a 140-unit apartment community and 7,000 square feet of retail space.
Cash flow provided by operations increased during the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as a result of a 9.4% increase in Same Community property NOI and the contribution from three properties acquired in 2011. See the discussion under Results of Operations for further information concerning the property NOI contribution from the Same Community and acquired properties.
During the remainder of 2012, we anticipate incurring an additional $10.4 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures. These capital expenditures are expected to be funded with cash provided by operating activities.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011:
Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods. For the three month comparison period ended March 31, 2012 and 2011, the Same Community portfolio consisted of 50 owned properties containing 13,212 units. Acquired properties represent three operating properties that we acquired during 2011. The development property represents a 242-unit apartment community located in Nashville, Tennessee.
The net loss from continuing operations for the three-month comparison periods decreased $1.3 million. The decrease was primarily due to the net of the following: An increase in property revenue, net of an increase in property operating and maintenance expense and depreciation and amortization expense. Additionally, interest expense increased primarily due to the payment of a $1.7 million prepayment penalty in connection with the repayment of two FHA loans, net of a $279,000 refund received from a previously defeased loan.
The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when
	comparing the three months
	ended March 31, 2012
(Dollar amounts in thousands)	to March 31, 2011

Property revenue	$5,349	14.2%
Property operating and maintenance expense	1,588	10.0%
Depreciation and amortization	485	3.8%
General and administrative expense	199	4.8%
Interest expense	1,834	23.8%
Income from discontinued operations	(288)	-116.1%

We use property NOI as a measure of our results of the properties activity. We believe that the changes in property NOI can help to explain how the properties' activities influenced our results of operations. Property NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding amounts classified as discontinued operations). We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and is used to assess regional property level performance. Property NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP) or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner.

A reconciliation of property NOI to total consolidated net (loss) income attributable to AERC is as follows:

	Three Months Ended
	March 31,
(In thousands)	2012	2011

Property NOI	$25,487	$21,726
Construction and other services net (loss) income	(70)	(278)
Depreciation and amortization	(13,231)	(12,746)
General and administrative expense	(4,369)	(4,170)
Development costs	(310)	(74)
Costs associated with acquisitions	—	(56)
Interest expense	(9,553)	(7,719)
(Loss) income from continuing operations	(2,046)	(3,317)
(Loss) income from discontinued operations:
Operating income	—	248
Loss on disposition of properties	(40)	—
(Loss) income from discontinued operations	(40)	248
Net (loss) income	(2,086)	(3,069)
Net loss (income) attributable to noncontrolling redeemable interest	5	(13)
Consolidated net (loss) income attributable to AERC	$(2,081)	$(3,082)
Property NOI increased as a result of revenue and occupancy increases across the same community portfolio and the contributions of the acquired properties.
The following table presents property NOI results by region:

	Three Months Ended
	March 31,
	2012	2011
(In thousands)	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$11,298	$10,016	$1,282
Mid-Atlantic	7,550	7,016	534
Southeast	4,580	4,406	174
Southwest	339	288	51
Total Same Community	23,767	21,726	2,041
Acquired Properties	1,698	—	1,698
Development	22	—	22
Total Property NOI	$25,487	$21,726	$3,761
Property revenue. Property revenue is impacted by a combination of net rental rates and occupancy levels, i.e., net collected rent per unit. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy at
	March 31,
	2012	2011
Same Community Properties:
Midwest	98.1%	96.7%
Mid-Atlantic	96.5%	95.9%
Southeast	96.1%	93.7%
Southwest	99.1%	100.0%
Total Same Community	97.3%	95.9%
Acquired Properties	95.1%	N/A

	Average Monthly Net
	Collected Rent Per Unit
	Three Months Ended
	March 31,
(In thousands)	2012	2011
Same Community Properties:
Midwest	$857	$798
Mid-Atlantic	$1,316	$1,256
Southeast	$933	$895
Southwest	$910	$852
Total Same Community	$973	$918
Acquired Properties	$1,378	N/A
The following table presents property revenue results:

	Three Months Ended
	March 31,
	2012	2011
(In thousands)	Property Revenue	Property Revenue	Increase
Same Community Properties:
Midwest	$19,223	$17,884	$1,339
Mid-Atlantic	11,338	10,862	476
Southeast	8,635	8,258	377
Southwest	622	578	44
Total Same Community	39,818	37,582	2,236
Acquired Properties	2,978	—	2,978
Development	135	—	135
Total Property Revenue	$42,931	$37,582	$5,349
The increase in Same Community property revenue was a result of rental rate and occupancy increases across the portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties.
Depreciation and amortization. The depreciation and amortization expense increase was primarily due to the acquisition and development properties.

General and administrative expense. General and administrative expenses increased primarily due to increases in payroll expense from annual merit raises and increases in estimated incentive plan awards.
Construction and other services. In 2011, we decided to exit the third party construction services business and at December 31, 2011, we had substantially completed our work under all third party construction contracts. We continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate.
Interest expense. Interest expense increased primarily due to the net of the following: A prepayment penalty of $1.7 million was recorded in connection with the repayment of two FHA loans. A reduction to expense of $279,000 was recorded in connection with a refund of defeasance loan costs. We incurred $782,000 interest expense under our $125.0 million unsecured term loan during the three months ended March 31, 2012. The unsecured term loan was funded in June 2011 and therefore was not outstanding during the three months ended March 31, 2011. Finally, mortgage interest expense declined $574,000 as a result of the repayment of seven mortgage loans totaling $123.4 million during the three months ended March 31, 2012.
Income from discontinued operations. Discontinued operations include the operating results of two properties sold in 2011 and an adjustment to the gains related to those sales. For further details on "Income from discontinued operations," see Note 2 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.
We also use FFO, a non-GAAP financial measure, as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, excludes impairment write-downs of depreciable real estate, gains on insurance recoveries and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Other real estate companies may define FFO in a different manner.
We calculate FFO as adjusted as FFO, as defined above, excluding $1.7 million of prepayment penalties associated with debt repayments and $279,000 of refunds for a previously defeased loan. In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in interest expense in the Company's Consolidated Statement of Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.

A reconciliation of net (loss) income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011

Net (loss) income attributable to AERC	$(2,081)	$(3,082)
Depreciation - real estate assets	11,614	10,498
Amortization of intangible assets	1,093	2,102
Loss on disposition of properties	40	—
Funds from Operations	10,666	9,518

Prepayment costs	1,743	—
Refund of defeasance costs on previously defeased loan	(279)	—
Funds from Operations as adjusted	$12,130	$9,518

Funds from Operations per common share - basic and diluted	$0.25	$0.23
Funds from Operations as adjusted per common share - basic and diluted	$0.29	$0.23

Weighted average shares outstanding - basic and diluted	42,343	41,262
CONTINGENCIES

For a discussion of contingencies, see Note 9 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at March 31, 2012 and 2011, an interest rate change of 100 basis points would impact interest expense approximately $3.4 million and $1.8 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 1 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2011, for a more complete discussion of interest rate sensitive assets and liabilities.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2012
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
			As Part of Publicly	the Plans of
	Total Number of	Average Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
January 1 through
January 31	362	$15.73	—	$26,288
February 1 through
February 29	58,692	16.12	—	26,288
March 1 through
March 31	—	—	—	26,288
Total	59,054	$16.12	—
There is a total of $26.3 million remaining on our Board of Directors' authorization to repurchase our common shares. We did not repurchase any shares using this authority during 2012 and we have no present intention to use this authority to repurchase shares. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount. All of the shares we purchased during the three months ended March 31, 2012 were purchased under our restricted share income tax withholding policy.

ITEM 6.        EXHIBITS

Filed herewith
or incorporated
Number	Title	herein by reference

4.2a	Amendment to Term Loan Agreement.	Exhibit 4.2 to
Form 8-K filed
January 12, 2012.

4.4	Second Amended and Restated Credit Agreement Dated January 12, 2012 among the	Exhibit 4.1 to
	Company, as Borrower and PNC Bank, National Association as Administrative Agent and	Form 8-K filed
	PNC Capital Markets, LLC, as Co-Lead Arranger and Book Manager and Wells Fargo Bank,	January 12, 2012.
N.A., as Syndication Agent and Wells Fargo Securities, LLC, as Co-Lead Arranger and Bank of
America, N.A. as Co-Documentation Agent and CitiBank, N.A., as Co-Documentation Agent
and RBS Citizens Bank, N.A. as Co-Documentation Agent and The Several Lenders From Time
to Time Parties Hereto, as Lenders.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form
10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form
10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the	Exhibit 32 to Form
	Sarbanes Oxley Act.	10-Q filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 4, 2012	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer