Form 10-Q
period 2012-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2012-08-03
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding as of July 27, 2012 was 49,491,232 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2012	2011
ASSETS
Real estate assets
Land	$227,704	$195,267
Buildings and improvements	1,116,019	1,094,145
Furniture and fixtures	34,593	33,727
Construction in progress	3,705	22,300
Gross real estate	1,382,021	1,345,439
Less: Accumulated depreciation	(351,298)	(358,605)
Net real estate	1,030,723	986,834
Cash and cash equivalents	2,062	4,328
Restricted cash	7,149	6,901
Accounts receivable, net
Rents	1,151	1,325
Construction	1,294	3,692
Other	523	779
Goodwill	1,725	1,725
Other assets, net	15,576	12,909
Total assets	$1,060,203	$1,018,493
LIABILITIES AND EQUITY
Mortgage notes payable	$402,738	$481,788
Unsecured revolving credit facility	75,000	58,000
Unsecured term loan	125,000	125,000
Total debt	602,738	664,788
Accounts payable and other liabilities	25,343	24,397
Construction accounts payable	1,743	3,792
Dividends payable	9,506	7,659
Resident security deposits	3,524	3,591
Accrued interest	2,097	2,710
Total liabilities	644,951	706,937
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 49,492,430 issued and outstanding at June 30, 2012 and 46,570,763 issued and 42,330,899 outstanding
at December 31, 2011	4,949	4,657
Paid-in capital	632,971	583,172
Accumulated distributions in excess of accumulated net income	(223,707)	(228,545)
Accumulated other comprehensive loss	(2,038)	(405)
Less: Treasury shares, at cost, 0 and 5,190,558 shares
at June 30, 2012 and December 31, 2011, respectively	—	(50,086)
Total shareholders' equity attributable to AERC	412,175	308,793
Noncontrolling interest	1,343	1,029
Total equity	413,518	309,822
Total liabilities and equity	$1,060,203	$1,018,493

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue
Property revenue	$41,996	$36,207	$82,374	$71,445
Office revenue	313	—	313	—
Construction and other services	—	5,793	—	10,465
Total revenue	42,309	42,000	82,687	81,910
Expenses
Property operating and maintenance	16,736	14,344	32,946	28,918
Depreciation and amortization	13,039	12,328	25,649	24,475
Construction and other services	83	5,819	153	10,770
General and administrative	4,264	3,959	8,633	8,129
Development costs	297	102	607	176
Costs associated with acquisitions	485	65	485	121
Total expenses	34,904	36,617	68,473	72,589
Operating income	7,405	5,383	14,214	9,321
Interest expense	(6,796)	(7,493)	(16,103)	(14,834)
Income (loss) from continuing operations	609	(2,110)	(1,889)	(5,513)
Income from discontinued operations:
Operating income, net of interest expense	197	549	649	884
Gain on disposition of properties	22,859	—	22,819	—
Income from discontinued operations	23,056	549	23,468	884
Net income (loss)	23,665	(1,561)	21,579	(4,629)
Net loss (income) attributable to noncontrolling interests	4	(12)	9	(26)
Net income (loss) attributable to AERC	23,669	(1,573)	21,588	(4,655)
Allocation to participating securities	(100)	—	(99)	—
Net income (loss) applicable to common shares	$23,569	$(1,573)	$21,489	$(4,655)

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.01	$(0.05)	$(0.04)	$(0.13)
Income from discontinued operations	0.54	0.01	0.54	0.02
Net income (loss) applicable to common shares - basic	$0.55	$(0.04)	$0.50	$(0.11)

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	0.01	(0.05)	(0.04)	(0.13)
Income from discontinued operations	0.53	0.01	0.54	0.02
Net income (loss) applicable to common shares - diluted	0.54	(0.04)	0.50	(0.11)

Other comprehensive income:
Net income (loss)	$23,665	$(1,561)	$21,579	$(4,629)
Change in fair value and reclassification of hedge instruments	(1,655)	—	(1,633)	—
Total comprehensive income (loss)	22,010	(1,561)	19,946	(4,629)
Comprehensive loss (income) attributable to noncontrolling interests	4	(12)	9	(26)
Total comprehensive income (loss) attributable to AERC	$22,014	$(1,573)	$19,955	$(4,655)

Dividends declared per common share	$0.18	$0.17	$0.35	$0.34

Weighted average number of common shares
outstanding - basic	42,968	41,414	42,655	41,338

Weighted average number of common shares
outstanding - diluted	43,461	41,414	42,655	41,338

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Cash flow from operations:
Net income (loss)	$21,579	$(4,629)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	26,696	26,303
Loss on fixed asset replacements write-off	52	21
Gain on disposition of properties	(22,819)	—
Amortization of deferred financing costs and other	1,143	948
Share-based compensation	1,952	1,671
Net change in assets and liabilities:
Construction accounts receivable	2,398	2,436
Accounts receivable	420	146
Construction accounts payable	2,049	736
Accounts payable and accrued expenses	(4,025)	(5,091)
Other operating assets and liabilities	917	848
Total adjustments	8,783	28,018
Net cash flow provided by operations	30,362	23,389
Cash flow from investing activities:
Recurring fixed asset additions	(5,120)	(3,594)
Revenue enhancing/non-recurring fixed asset additions	(505)	(1,159)
Acquisition fixed asset additions	(59,825)	(33,009)
Development fixed asset additions	(40,652)	(7,887)
Net proceeds from disposition of operating properties	57,523	—
Other investing activity	(1,967)	340
Net cash flow used for investing activities	(50,546)	(45,309)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,441)	(1,359)
Principal repayments of mortgage notes payable	(123,448)	(53,317)
Payment of debt procurement costs	(3,466)	(1,437)
Proceeds from secured mortgages	45,839	52,194
Proceeds from term loan borrowings	—	125,000
Revolving credit facility borrowings	349,800	98,500
Revolving credit facility repayments	(332,800)	(187,500)
Common share dividends paid	(14,704)	(13,957)
Operating partnership distributions paid	(27)	(25)
Exercise of stock options	52	795
Issuance of common shares	98,512	—
Purchase of treasury shares	(952)	(857)
Noncontrolling interest investment in partnership	350	—
Other financing activities, net	203	252
Net cash flow provided by financing activities	17,918	18,289
Decrease in cash and cash equivalents	(2,266)	(3,631)
Cash and cash equivalents, beginning of period	4,328	4,370
Cash and cash equivalents, end of period	$2,062	$739
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$9,506	$7,383
Issuance from treasury shares for share based compensation	1,909	1,466
Net change in accounts payable related to fixed asset additions	(92)	(365)

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1.    BUSINESS
Except as the context otherwise requires, all references to "we," "our," "us," "AERC" and the "Company" in this report collectively refer to Associated Estates Realty Corporation and its consolidated subsidiaries.
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties we own and operate. This taxable REIT subsidiary also previously performed construction services for third parties. In 2011, we decided to exit the third party construction services business and our work under all third party construction contracts was substantially completed as of December 31, 2011. As of June 30, 2012, our operating property portfolio consisted of 50 apartment communities containing 13,163 units in ten states that are owned, either directly or indirectly, through subsidiaries. Additionally, in May 2012 we acquired an office building in Los Angeles, California containing approximately 78,800 square feet of office and retail space.
2.    SIGNIFICANT ACCOUNTING POLICIES
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
Segment Reporting
Substantially all of our properties are multifamily communities that have similar economic characteristics and offer products and services to a similar type of resident, and as such, our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. We previously reported construction and other services as a separate segment, however, we are no longer engaged in the third party construction business and all third party projects were substantially completed at the end of 2011. During the six months ended June 30, 2012, substantially all of our consolidated revenue was provided by our multifamily properties. As a result, we determined that we have only one reportable segment, which is multifamily properties.
Derivative Instruments and Hedging Activities
We have utilized interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps, designated as cash flow hedges, involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an upfront premium.

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
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item relating to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and, subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. We have elected to measure the credit risk of derivatives that are subject to master netting agreements on a net basis by counterparty portfolio. See Note 11 for additional information related to our derivative and hedging activities.
Real Estate and Depreciation
Real estate assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 30 years
Furniture, fixtures and equipment	5 - 10 years
We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting, kitchen/bath replacements and renovations. Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs, are expensed when incurred.
We allocate the purchase price of properties acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an adviser, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months for residential leases. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets, associated with one commercial lease, are being amortized over the life of the lease, which is 60 months.

For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. We capitalize internal payroll costs directly attributable to the construction of a property or asset. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three and six months ended June 30, 2012, was $410,000 and $620,000, respectively. Total capitalized interest during the three and six months ended June 30, 2011, was $150,000 and $266,000, respectively. Total capitalized payroll costs, during the three and six months ended June 30, 2012, were $475,000 and $1.0 million, respectively. Total capitalized payroll costs, during the three and six months ended June 30, 2011, were $235,000 and $430,000, respectively.
We discontinue the depreciation of assets that we have specifically identified as held for sale. There were no properties classified as held for sale at June 30, 2012 or June 30, 2011.
Classification of Fixed Asset Additions
We define recurring fixed asset additions to a property as capital expenditures made to replace worn out assets to maintain the property's value. Revenue enhancing/non-recurring fixed asset additions are defined as capital expenditures that increase the value of the property and/or enable us to increase rents. Acquisition or development fixed asset additions are defined as capital expenditures for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.
Comprehensive Income
In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income in either a single continuous statement or in two separate but consecutive statements. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This updated guidance applies to fiscal years, and interim periods within those years, commencing after December 15, 2011. We adopted this guidance effective January 1, 2012.
Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.
3.    ACQUISITION, DEVELOPMENT, CONSTRUCTION, AND DISPOSITION ACTIVITY
Acquisition Activity
On May 23, 2012, we acquired The Apartments at the Arboretum, a 205-unit community located in Cary, North Carolina, for $39.3 million in cash.
On May 8, 2012, we acquired Desmond's Tower and the adjacent parking lot in Los Angeles, California, for $37.3 million. We intend to use the parking lot area for the development of approximately 175 multifamily units. Desmond's Tower is an office and retail building consisting of approximately 78,800 square feet of space that is subject to a five year lease under which we will receive approximately $1.5 million per year in addition to reimbursement for all operating costs.
In July 2012, we acquired a property in Dallas, Texas, and a property in Durham, North Carolina, as discussed in Note 14.

The following table presents the purchase allocation for the properties acquired during the six months ended June 30, 2012. The purchase allocations for the properties acquired in July were not complete as of the filing date of this document.

(In thousands)
Land	$28,648
Buildings and improvements	41,142
Furniture and fixtures	4,081
Existing leases and tenant relationships (Other assets)(1)	2,629
Total	$76,500

(1)	See Note 5 for additional information related to intangible assets identified as existing leases and tenant relationships.
The following table presents actual and pro forma information related to the properties acquired during the six months ended June 30, 2012. The pro forma information is presented as if the properties were acquired on January 1, 2011. We recognized acquisition costs during the three and six months ended June 30, 2012, totaling $420,000 related to these properties, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. These acquisition costs have been transferred to the six months ended June 30, 2011 in the calculation of pro forma net income (loss) applicable to common shares. The purchase allocations for the properties acquired in July were not complete as of the filing date of this document, therefore the impact of these properties on the pro forma results could not be estimated. The pro forma information is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Actual revenue from acquisitions	$542	$—	$542	$—
Actual net income from acquisitions	133	—	133	—
Pro forma revenue	42,899	43,044	84,375	83,972
Pro forma net income (loss) applicable to common shares	24,195	(1,546)	22,402	(5,021)

Pro forma earnings per common share - basic:
Pro forma net income (loss) applicable to common shares	$0.56	$(0.04)	$0.53	$(0.12)

Pro forma earnings per common share - diluted:
Pro forma net income (loss) applicable to common shares	$0.56	$(0.04)	$0.53	$(0.12)
Development Activity
On May 8, 2012, as previously discussed, we acquired Desmond's Tower and the adjacent parking lot in Los Angeles, California, for $37.3 million. The acquired property comprises 2.21 acres with the parking lot area being zoned for apartments on which we intend to develop approximately 175 multifamily units. Total costs associated with the development of the multifamily units at June 30, 2012, were $17.7 million, inclusive of $17.3 million allocated to the parking lot land.

During the three months ended March 31, 2012, a partnership in which we are a 97.0% partner, acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million, which the partnership intends to use for development of approximately 140 multifamily units and 7,000 square feet of retail space. Total development costs incurred at June 30, 2012, were $14.1 million. See Note 6 for additional information related to this partnership.
During 2011, we acquired a 2.4 acre vacant parcel of land located in Dallas, Texas for $6.9 million, which we intend to use for the development of approximately 265 multifamily units. Total development costs incurred at June 30, 2012, were $7.5 million.
During 2011, we acquired a 1.5 acre vacant parcel of land adjacent to San Raphael Apartments located in Dallas, Texas, for $710,000. We commenced the construction of 99 multifamily units on this parcel during the quarter ended June 30, 2012. Total development costs incurred at June 30, 2012, were $1.6 million.
During 2010, we began development of Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee, which was placed in service during the three months ended June 30, 2012. Total development costs incurred at June 30, 2012, were $35.5 million. See Note 6 for additional information related to this development project.
Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties. As of December 31, 2011, Merit is no longer engaged in the third party construction business.
Disposition Activity
The results of operations for all periods presented and gains related to the sale of operating properties are reported in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income. Real estate assets that are classified as held for sale are also reported as discontinued operations. We classify properties as held for sale when all significant contingencies surrounding the completion of the disposition have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.
During the quarter ended June 30, 2012, we completed the sale of five properties for a total sales price of $60.0 million. Four of the properties were located in Michigan and one in Georgia. We recognized total gains of $22.9 million related to these sales during the three months ended June 30, 2012.

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, includes the operating results and related gains recognized for the five properties sold in 2012 and two properties sold in 2011. The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
REVENUE
Property revenue	$1,642	$3,547	$4,194	$7,002

EXPENSES
Property operating and maintenance	1,020	1,756	2,252	3,523
Depreciation and amortization	425	920	1,047	1,828
Total expenses	1,445	2,676	3,299	5,351
Operating income	197	871	895	1,651
Interest expense	—	(322)	(246)	(767)
Operating income, net of interest expense	197	549	649	884
Gain on disposition of properties	22,859	—	22,819	—
Income from discontinued operations	$23,056	$549	$23,468	$884

4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	June 30, 2012		December 31, 2011
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate

Fixed Rate Debt:
Secured	$350,317	5.3%	$433,743	5.8%
Total Fixed Rate Debt	350,317	5.3%	433,743	5.8%

Variable Rate Debt Hedged:
Secured (1)	33,432	4.7%	33,728	4.7%
Unsecured (2)	125,000	2.0%	125,000	2.3%
Total Variable Rate Debt Hedged	158,432	2.6%	158,728	2.8%

Variable Rate Debt Unhedged:
Secured	18,989	3.5%	14,317	3.6%
Unsecured	75,000	2.0%	58,000	2.9%
Total Variable Rate Debt Unhedged	93,989	2.3%	72,317	3.1%
Total Debt	$602,738	4.1%	$664,788	4.8%

(1)	The interest rate on these mortgage notes are capped at 6.9% until maturity.

(2)
The Company entered into a forward starting swap in December 2011 related to this debt, fixing the rate to begin in June 2013 for the duration of its maturity at a rate of 1.26% plus the credit spread, which is currently 1.80%, or an all-in rate of 3.06%.

Mortgage Notes Payable
The following table provides information on mortgage loans repaid during the six months ended June 30, 2012:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate

Arbor Landings	$16,074	7.9%
Bradford at Easton	12,109	7.9%
Center Point	16,500	5.8%
Residence at Barrington	19,500	5.8%
River Forest	18,325	5.7%
The Belvedere	25,280	5.6%
The Falls	15,660	7.9%
Total / weighted average rate	$123,448	6.5%	(1)

(1)	Represents weighted average interest rate for the loans listed.
During the six months ended June 30, 2012, we obtained a $41.2 million mortgage loan on Dwell Vienna Metro with an interest rate of 3.7% and a maturity date of June 1, 2022. Total debt procurement costs associated with this loan were $380,000. Additionally, we had drawn $4.7 million on the construction loan on Vista Germantown for the six months ended June 30, 2012.

During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances was transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. However, we subsequently learned that for certain defeasance transactions, the successor borrower was able to prepay certain loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction. During the six months ended June 30, 2012, we received a refund of $279,000, which represents the last refund that we could receive as all defeased loans have now matured and have been repaid in full.
Cash paid for interest, excluding $620,000 and $266,000 of capitalized interest, was $15.9 million and $14.8 million for the six months ended June 30, 2012 and 2011, respectively. Cash paid for interest was reduced by the defeasance refund received of $279,000 for the six months ended June 30, 2012. Additionally, $1.7 million of prepayment costs is included in the cash paid for interest for the six months ended June 30, 2012.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2012, determined that goodwill was not impaired and no other events have occurred which would require goodwill to be reevaluated, as such, there were no changes to the carrying value of goodwill as of June 30, 2012. In performing this analysis, we use a multiple of revenues to the range of potential alternatives. We then assign a probability to the various alternatives under our consideration. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as in place leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months for residential leases. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. As of June 30, 2012, we have intangible assets associated with one five-year commercial lease that is being amortized over the life of the lease.
In connection with our property acquisition completed on May 23, 2012, as discussed in Note 3, we recorded total intangible assets in the amount of $761,000 related to existing residential leases and tenant relationships, which are being amortized over 12 months.
With regard to our property acquisition completed on May 8, 2012, as discussed in Note 3, we recorded intangible assets in the amount of $1.9 million related to an existing commercial lease and tenant relationship, which are being amortized over 60 months.

6.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, we issued a total of 522,032 operating partnership units ("OP units") in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005. Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our commons shares over the 20-day period preceding the redemption. All units presented to date for redemption had been redeemed for cash. No OP Units were redeemed during the six months ended June 30, 2012 or 2011. There were 74,083 OP units remaining as of June 30, 2012.
Activity related to noncontrolling redeemable interest is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,734	$1,734	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	14	13	27	26
Distribution to noncontrolling redeemable interest	(14)	(13)	(27)	(26)
Balance at end of period	$1,734	$1,734	$1,734	$1,734
Noncontrolling Interests
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million that it intends to use for the development of approximately 140 multifamily units and 7,000 square feet of retail space. We have determined that this entity, in which we hold a controlling financial interest, is not a variable interest entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and hold a 90.0% equity interest. We have determined that this entity in which we hold a controlling financial interest is not a variable interest entity. This entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
The following table provides details of the activity related to the noncontrolling interests:

Six months ended
(In thousands)	June 30, 2012
Balance at beginning of period	$1,029
Net (loss) income	(36)
Noncontrolling interest in contribution	350
Balance at end of period	$1,343

7.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Six Months Ended June 30, 2012
			Accumulated
	Common		Distributions	Accumulated
	Shares		in Excess of	Other	Treasury
	(at $.10	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	stated value)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2011	$4,657	$583,172	$(228,545)	$(405)	$(50,086)
Net income (loss) attributable to AERC	—	—	21,588	—	—
Other comprehensive income	—	—	—	(1,633)	—
Share-based compensation	—	1,025	1	—	1,909
Purchase of common shares	—	—	—	—	(952)
Option exercises from treasury shares	—	13	—	—	39
Issuance of common shares	292	48,761	—	—	49,090
Common share dividends declared	—	—	(16,751)	—	—
Balance, June 30, 2012	$4,949	$632,971	$(223,707)	$(2,038)	$—

8.    COMMON SHARES
In August 2010, we registered an at-the-market ("ATM") program allowing us to sell up to $25.0 million of our common shares in open market transactions at the then market price per share. During the three and six months ended June 30, 2012, we sold 681,178 shares under this ATM program for total net proceeds of $11.1 million. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. The shares sold under the ATM program were issued from treasury. As of June 30, 2012, all $25.0 million of common shares have been sold and the program has been completed.
On June 27, 2012, we sold 6,325,000 of our common shares in a public offering at a price of $14.40 per share, which resulted in total net proceeds of approximately $87.2 million. Of the 6,325,000 shares sold in this offering, we issued all of the 3,043,333 common shares remaining in treasury and 2,921,667 authorized and previously unissued common shares. The proceeds were used to fund property acquisitions and development and for general corporate purposes.

9.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator - basic and diluted:
Income (loss) from continuing operations	$609	$(2,110)	$(1,889)	$(5,513)
Net loss (income) attributable to noncontrolling interests	4	(12)	9	(26)
Income (loss) from continuing operations applicable to common shares	$613	$(2,122)	$(1,880)	$(5,539)

Income from discontinued operations	$23,056	$549	$23,468	$884
Allocation to participating securities	(100)	—	(99)	—
Income from discontinued operations applicable to common shares	$22,956	$549	$23,369	$884

Denominator - basic:	42,968	41,414	42,655	41,338
Effect of dilutive securities (1)	493	—	—	—
Denominator - diluted:	43,461	41,414	42,655	41,338

Net income applicable to common shares - basic:
Income (loss) from continuing operations applicable to common shares	$0.01	$(0.05)	$(0.04)	$(0.13)
Income from discontinued operations	0.54	0.01	0.54	0.02
Net income (loss) applicable to common shares - basic	$0.55	$(0.04)	$0.50	$(0.11)

Net income applicable to common shares - diluted:
Income (loss) from continuing operations applicable to common shares	$0.01	$(0.05)	$(0.04)	$(0.13)
Income from discontinued operations	0.53	0.01	0.54	0.02
Net income (loss) applicable to common shares - diluted	$0.54	$(0.04)	$0.50	$(0.11)

(1)
For the three months ended June 30, 2012, the effect of 125,000 stock options were excluded as their inclusion would be anti-dilutive. For the six months ended June 30, 2012, and the three and six months ended June 30, 2011, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

The effect of exercise of rights for exchange of OP units into common shares was not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.
10.    EQUITY BASED AWARD PLANS
During the three and six months ended June 30, 2012, we recognized total share-based compensation cost of $791,000 and $2.0 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and six months ended June 30, 2011, we recognized total share-based compensation cost of $710,000 and $1.7 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income.

Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Our officers and directors may elect to defer the receipt of restricted shares under our deferred compensation plans. Deferred restricted share awards are reflected as restricted share equivalent units ("RSUs") in an individual bookkeeping account maintained for each participant. The vesting of such RSUs occurs on the same schedule as the restricted shares subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares subject to the deferral election. RSUs are not included in the number of issued and outstanding common shares reflected in the "Equity" section of our Consolidated Balance Sheets. RSUs with non-forfeitable dividend rights are taken into account in the allocation to participating securities using the two class method. RSUs with forfeitable dividend rights do not qualify as participating securities and are included in the calculation of diluted earnings per share to the extent they are not anti-dilutive for the period presented.
The following table represents restricted share and RSU activity for the six months ended June 30, 2012:

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	RSUs	Fair Value

Nonvested at beginning of period	554,050	$7.87	63,349	$9.64
Granted	154,914	$16.51	37,681	$16.80
Vested	181,555	$12.02	42,205	$6.85
Forfeited	3,035	$16.05	—	$—
Nonvested at end of period	524,374	$9.22	58,825	$14.13
There were 57,528 vested RSUs distributed from our Directors' Deferred Compensation Plan during the six months ended June 30, 2012, in the form of common shares issued from treasury. The weighted-average grant date fair value of restricted shares and RSUs granted during the six months ended June 30, 2012 and 2011, was $16.51 and $15.19, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2012 and 2011, was $2.9 million and $2.7 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2012 and 2011 was $715,000 and $759,000, respectively. At June 30, 2012, there was a total of $3.4 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted-average period of 2.0 years.
Stock Options. There were 125,000 stock options awarded to an executive officer and 5,000 stock options were exercised during the six months ended June 30, 2012. There were no stock options awarded and 75,000 were exercised during the six months ended June 30, 2011. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes assumptions and fair value for the options awarded in 2012 were as follows:

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
The following table represents stock option activity for the six months ended June 30, 2012:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	689,184	$9.93
Granted	125,000	$15.29
Exercised	5,000	$10.29
Outstanding at end of period	809,184	$10.75	4.3 years

Exercisable at end of period	637,184	$9.90	3.1 years
The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2012 and 2011, was $3.4 million and $3.2 million, respectively.
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps and caps from time to time to add stability to interest rate expense and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on our $125.0 million unsecured term loan by fixing the rate until maturity at a rate of 1.26% plus the credit spread (which is currently 1.80%), or an all-in rate of 3.06%. The credit spread is subject to change from time to time from a minimum of 1.80% (at less than 45% leverage) to a maximum of 2.55% (at greater than 55% leverage) over LIBOR based upon leverage ratios as defined in the agreement governing the term loan.
The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments

Liability Derivatives
	As of June 30, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$(2,038)	expenses and other liabilities	$(405)

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Location of
		Gain or (Loss)	Amount of Gain or	Location of Gain	Amount of Gain or (Loss)
		Reclassified	Loss Reclassified	(Loss) Recognized	Recognized in Income on
	Amount of Gain or	from	from Accumulated	in Income	Derivative (Ineffective
(In thousands)	(Loss) Recognized in	Accumulated	OCI into Income	on Derivative	Portion and Amount
Derivatives in	OCI on Derivative	OCI into	(Effective Portion)	(Ineffective Portion	Excluded from
Cash Flow	(Effective Portion)	Income	Three Months	and Amount	Effectiveness Testing)
Hedging	Three Months Ended	(Effective	Ended	Excluded from	Three Months Ended
Relationships	June 30, 2012	Portion)	June 30, 2012	Effective Testing)	June 30, 2012

Interest rate swaps	$(1,655)	Interest expense	$—	Interest expense	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Location of
		Gain or (Loss)	Amount of Gain or	Location of Gain	Amount of Gain or (Loss)
		Reclassified	Loss Reclassified	(Loss) Recognized	Recognized in Income on
	Amount of Gain or	from	from Accumulated	in Income	Derivative (Ineffective
(In thousands)	(Loss) Recognized in	Accumulated	OCI into Income	on Derivative	Portion and Amount
Derivatives in	OCI on Derivative	OCI into	(Effective Portion)	(Ineffective Portion	Excluded from
Cash Flow	(Effective Portion)	Income	Six Months	and Amount	Effectiveness Testing)
Hedging	Six Months Ended	(Effective	Ended	Excluded from	Six Months Ended
Relationships	June 30, 2012	Portion)	June 30, 2012	Effective Testing)	June 30, 2012

Interest rate swaps	$(1,633)	Interest expense	$—	Interest expense	$—
As of June 30, 2012, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $2.1 million. As of June 30, 2012, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at June 30, 2012, we could have been required to settle our obligations under the agreement at its termination value of $2.1 million.
12.    FAIR VALUE
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
The interest rate swap derivative, as discussed in detail in Note 11 under "Derivative Instruments and Hedging Activities," is carried at fair value. The fair value of the derivative was determined by using a model that applies discount rates to the expected future cash flows associated with the swap. The significant inputs used in the valuation model to estimate the discount rates and expected cash flows are observable in active markets and, therefore, are Level 2 inputs.
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

Fair Value at June 30, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$402,738	$—	$—	$477,719
Unsecured debt	200,000	—	200,542	—

Fair Value at December 31, 2011 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$481,788	$—	$—	$548,168
Unsecured debt	183,000	—	185,879	—
13.    CONTINGENCIES
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

14.    SUBSEQUENT EVENTS
Acquisitions
On July 23, 2012, we completed the acquisition of a 396-unit property located in Dallas, Texas, for a purchase price of $53.4 million.
On July 17, 2012, we completed the acquisition of a 211-unit property located in Durham, North Carolina, for a purchase price of $34.8 million.
Dividends
On August 1, 2012, we paid a dividend of $0.18 per common share to shareholders of record on July 13, 2012, which was declared on May 31, 2012.

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

•
elimination of, or limitations on, federal government support for Fannie Mae and/or Freddie Mac that might result in significantly reduced availability of mortgage financing sources, as well as increases in interest rates for mortgage financing;

•	our ability to refinance debt on favorable terms at maturity;

•	risks of a lessening of demand for the multifamily units that we own;

•	competition from other available multifamily units and changes in market rental rates;

•	the failure of development projects to perform in accordance with our expectations;

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorable by shareholders;

•	the results of litigation filed or to be filed against us;

•	changes in tax legislation;

•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	our ability to acquire properties at prices consistent with our investment criteria;

•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence;

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities.

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represents substantially all of our consolidated revenue for the six months ended June 30, 2012.
The operating performance of our properties is affected by general economic trends including, but not limited to, factors such as household formation, job growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and, in certain markets, the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. Additionally, our performance may be affected by access to, and cost of, debt and equity.
Rental revenue collections are impacted by net rental rates and occupancy levels. We have recently implemented LROTM, a rental revenue software product that optimizes rents by leveraging the statistical data provided by LROTM. We combine this data with our proprietary market knowledge and experience in our efforts to maximize rental revenues and maintain high occupancy levels. LROTM is expected to generate long term rent growth and asset stability with daily, incremental rent changes. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI") and Funds from Operations ("FFO") to be important indicators of our overall performance. Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. A reconciliation of property NOI to consolidated net income (loss) attributable to AERC and a reconciliation of net income (loss) attributable to AERC to FFO are included in the Results of Operations comparison.
Updated 2012 Expectations.

•	Portfolio performance - Our full-year 2012 guidance reflects Same Community NOI increasing in the range of 6.25% to 6.75% as compared to 2011.

•
Property acquisitions, sales and development - During 2012, we anticipate our acquisitions to range from $180.0 million to $250.0 million and our dispositions to range from $60.0 million to $75.0 million. We also anticipate that development expenditures will be between $40.0 million and $60.0 million during 2012. Through June 30, 2012, we have completed $59.3 million of acquisitions, disposed of $60.0 million of properties and spent $40.7 million on development, including land acquisitions. Subsequent to quarter end, we closed on the acquisition of two properties totaling $88.2 million.

•	Debt repayment - We have repaid seven mortgage loans totaling $123.4 million as of June 30, 2012, and have no remaining mortgage loan maturities in 2012.
Forecast Qualification. The foregoing updated expectations are forward looking statements expressly subject to the discussion in the first paragraph of this Item 2. Uncertainties relating to the broader domestic economic and financial conditions impact our ability to forecast future performance. We believe that the apartment industry is better situated to weather a delayed recovery than other real estate sectors. Nevertheless, unless and until meaningful job and wage growth occurs in our markets, continued rent increases may be limited.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash during the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Net cash provided by operations	$30,362	$23,389
Fixed assets:
Acquisition expenditures	(59,825)	(33,009)
Development expenditures	(40,652)	(7,887)
Net property disposition proceeds	57,523	—
Recurring, revenue enhancing and non-recurring capital expenditures	(5,625)	(4,753)
Debt:
Decrease in mortgage notes	(79,050)	(2,482)
Increase (decrease) in revolving credit facility borrowings	17,000	(89,000)
Increase in term loan borrowings	—	125,000
Common share issuance proceeds	98,512	—
Cash dividends and operating partnership distributions paid	(14,731)	(13,982)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2012 consisted of five mortgage loans totaling approximately $79.8 million. We have repaid all of these loans with proceeds from borrowings on our unsecured revolver. Additionally, we prepaid two FHA loans totaling $43.6 million and incurred a prepayment penalty of $1.7 million. In January 2012, we increased our $250.0 million unsecured revolving credit facility, or revolver, to $350.0 million and, among other modifications, reduced the credit spread and extended the maturity to January 2016. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies. On July 27, 2012, we had $191.0 million of availability under this facility. On May 11, 2012, we closed on a $41.2 million mortgage loan secured by Dwell Vienna Metro. This loan has a fixed interest rate of 3.7% and matures on June 1, 2022. The proceeds of this loan were used to repay borrowings on the unsecured revolver.
During the second quarter of 2012, we sold 681,178 shares under our $25.0 million at-the-market ("ATM") program for total gross proceeds of $11.3 million, or $11.1 million net of sales and commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM have been sold and the program has been completed. Our ability to access the capital market affords us additional liquidity as demonstrated by our sale of 6,325,000 of our common shares during 2012 in an underwritten public offering. The net proceeds from this offering, which totaled approximately $87.2 million, were used to fund property acquisitions and development and for general corporate purposes. As of July 27, 2012, equity and/or debt securities of up to $258.8 million issue price remain available for public offerings under our current shelf registration statement.
We anticipate that cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are, or can be made available, and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from property specific secured financings, our unsecured revolver and possibly the sale of common shares. The partnership in which we are a 90.0% partner is developing a 242-unit apartment community that is expected to be completed during the third quarter of 2012. We are financing the construction costs through a construction loan. At June 30, 2012, we had drawn down $19.0 million on this loan. Additionally, during the quarter ended March 31, 2012, a partnership, in which we are a 97.0% owner, had invested $12.9 million in a parcel of land, which was acquired during the quarter, and on which we anticipate the construction of a 140-unit apartment community and 7,000 square feet of retail space.

Cash flow provided by operations increased 30.0% during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, as a result of a 7.1% increase in Same Community Property NOI and the contribution from the one property acquired during the six months of 2012 and the three properties acquired during the year ended 2011. See the discussion under Results of Operations for further information concerning the property NOI contribution from the Same Community Properties and Acquired Properties.
During the remainder of 2012, we anticipate incurring an additional $6.7 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, improvements to parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures. These capital expenditures are expected to be funded with cash provided by operating activities.
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011:
Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods. For the three and six month comparison periods ended June 30, 2012 and 2011, the Same Community portfolio consisted of 45 owned properties containing 12,020 units. Acquired Properties include one property acquired in May 2012 and three properties that we acquired during the year ended 2011. Beginning in the first quarter of 2012, our consolidated results of operations also includes one development property consisting of 242 units located in Nashville, Tennessee.
Net income from continuing operations for the three months ended June 30, 2012 increased $2.7 million when compared to the $2.1 million loss from continuing operations recognized for the three months ended June 30, 2011. Net loss from continuing operations recognized for the six months ended June 30, 2012 decreased $3.6 million. Our positive performance was primarily due to increases in property revenues, net of increases in property operating and maintenance expenses and depreciation and amortization expense. Additionally, interest expense increased for the six month comparison period primarily due to $1.7 million of prepayment costs, net of a $279,000 refund received from a previously defeased loan and the interest expense incurred on the $125.0 million term loan that closed in June 2011.
The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance, which includes income from discontinued operations as well as income (loss) from continuing operations:

	Increase (decrease) when		Increase when
	comparing the three months		comparing the six months
	ended June 30, 2012		ended June 30, 2012
(Dollar amounts in thousands)	to June 30, 2011		to June 30, 2011

Property revenue	$5,789	16.0%	$10,929	15.3%
Property operating and maintenance expense	2,392	16.7%	4,028	13.9%
Depreciation and amortization	711	5.8%	1,174	4.8%
General and administrative expense	305	7.7%	504	6.2%
Interest expense	(697)	(9.3)%	1,269	8.5%
Income from discontinued operations	22,507	4099.6%	22,584	2554.8%

We use property NOI as a measure of the results of our properties' activities. We believe that the changes in property NOI can help to explain how the properties' activities influenced our results of operations. Property NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding revenue and expense amounts classified as discontinued operations). We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio and is used to assess regional property level performance. Property NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner.
A reconciliation of property NOI to total consolidated net income (loss) attributable to AERC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Property NOI	$25,260	$21,863	$49,428	$42,527
Office NOI	313	—	313	—
Construction and other services net loss	(83)	(26)	(153)	(305)
Depreciation and amortization	(13,039)	(12,328)	(25,649)	(24,475)
General and administrative expense	(4,264)	(3,959)	(8,633)	(8,129)
Development costs	(297)	(102)	(607)	(176)
Costs associated with acquisitions	(485)	(65)	(485)	(121)
Interest expense	(6,796)	(7,493)	(16,103)	(14,834)
Income (loss) from continuing operations	609	(2,110)	(1,889)	(5,513)
Income from discontinued operations:
Operating income, net of interest expense	197	549	649	884
Gain on disposition of properties	22,859	—	22,819	—
Income from discontinued operations	23,056	549	23,468	884
Net income (loss)	23,665	(1,561)	21,579	(4,629)
Net loss (income) attributable to noncontrolling redeemable interest	4	(12)	9	(26)
Consolidated net income (loss) attributable to AERC	$23,669	$(1,573)	$21,588	$(4,655)
Property NOI increased as a result of revenue and occupancy increases across the Same Community portfolio and the contributions of the acquired properties, partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011		2012	2011
(In thousands)	Property NOI	Property NOI	Increase	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$10,464	$9,660	$804	$20,899	$18,971	$1,928
Mid-Atlantic	7,857	7,648	209	15,409	14,663	746
Southeast	4,329	4,194	135	8,452	8,244	208
Southwest	344	284	60	683	572	111
Total Same Community	22,994	21,786	1,208	45,443	42,450	2,993
Acquired Properties	1,984	77	1,907	3,682	77	3,605
Development Property	282	—	282	303	—	303
Total Property NOI	$25,260	$21,863	$3,397	$49,428	$42,527	$6,901

Property revenue. Property revenue is impacted by a combination of net rental rates and occupancy levels, i.e., net collected rent per unit. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy at
	June 30,
	2012	2011
Same Community Properties:
Midwest	97.7%	97.5%
Mid-Atlantic	97.0%	96.9%
Southeast	95.3%	94.2%
Southwest	98.2%	99.5%
Total Same Community	97.0%	96.7%
Acquired Properties	96.1%	92.8%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Same Community Properties:
Midwest	$893	$834	$883	$823
Mid-Atlantic	$1,344	$1,282	$1,330	$1,269
Southeast	$1,015	$979	$1,006	$969
Southwest	$922	$873	$916	$863
Total Same Community	$1,024	$969	$1,013	$958
Acquired Properties	$1,343	$1,228	$1,338	$1,222
The following table presents property revenue results:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011		2012	2011
(In thousands)	Property Revenue	Property Revenue	Increase	Property Revenue	Property Revenue	Increase
Same Community Properties:
Midwest	$18,183	$16,942	$1,241	$35,878	$33,440	$2,438
Mid-Atlantic	11,607	11,055	552	22,945	21,917	1,028
Southeast	7,776	7,481	295	15,387	14,781	606
Southwest	628	590	38	1,250	1,168	82
Total Same Community	38,194	36,068	2,126	75,460	71,306	4,154
Acquired Properties	3,318	139	3,179	6,296	139	6,157
Development Property	484	—	484	618	—	618
Total Property Revenue	$41,996	$36,207	$5,789	$82,374	$71,445	$10,929
The increase in Same Community property revenue was a result of increases in net rents and occupancy across substantially all of the portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties and the increases in real estate taxes across the Mid-Atlantic and Southeast portfolio in Same Community Properties.

Depreciation and amortization. The depreciation and amortization expense increase was primarily due to the acquisition and development properties.
General and administrative expense. General and administrative expenses increased primarily due to increases in payroll expense associated with performance bonus award accruals.
Construction and other services. In 2011, we decided to exit the third party construction services business and at December 31, 2011, we had substantially completed our work under all third party construction contracts. We continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate.
Interest expense. Interest expense increased during the six month comparison primarily due to the net of the following: $1.7 million in prepayment costs in 2012, interest incurred on the $125.0 million term loan that closed in June 2011, and a reduction of mortgage loan interest expense resulting from the payoff of seven mortgages during the quarter ended March 31, 2012. Interest expense decreased during the three month comparison due to the net of the following: the reduction of mortgage loan interest expense resulting from the payoff of seven mortgages during the quarter ended March 31, 2012, partially offset by interest incurred on the $125.0 million term loan and unsecured revolver.
Income from discontinued operations. Discontinued operations include the operating results of five properties sold during 2012 and two properties sold in 2011. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.
We also use FFO, a non-GAAP financial measure, as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, excludes impairment write-downs of depreciable real estate, gains on insurance recoveries and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Other real estate companies may define FFO in a different manner.
We calculate FFO as adjusted as FFO, defined above, excluding $1.7 million of prepayment penalties associated with debt repayments and $279,000 of refunds for a previously defeased loan. In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.

A reconciliation of net income (loss) attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net income (loss) attributable to AERC	$23,669	$(1,573)	$21,588	$(4,655)
Depreciation - real estate assets	11,772	10,795	23,386	21,293
Amortization of intangible assets	1,162	1,966	2,255	4,068
Gain on disposition of properties	(22,859)	—	(22,819)	—
Funds from Operations	13,744	11,188	24,410	20,706

Prepayment costs	—	—	1,743	—
Refund of defeasance costs on previously defeased loan	—	—	(279)	—
Funds from Operations as adjusted	$13,744	$11,188	$25,874	$20,706

Funds from Operations per common share - diluted	$0.32	$0.27	$0.57	$0.50
Funds from Operations as adjusted per common share - diluted	$0.32	$0.27	$0.61	$0.50

Weighted average shares outstanding - diluted	43,461	41,414	42,655	41,338
CONTINGENCIES

For a discussion of contingencies, see Note 13 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at June 30, 2012 and 2011, an interest rate change of 100 basis points would impact interest expense approximately $2.5 million and $1.7 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2011, for a more complete discussion of interest rate sensitive assets and liabilities.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
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

ASSOCIATED ESTATES REALTY CORPORATION

August 3, 2012	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer