Form 10-Q
period 2012-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2012-11-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding as of October 26, 2012 was 49,494,179 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2012	2011
ASSETS
Real estate assets
Land	$241,159	$195,267
Buildings and improvements	1,220,234	1,094,145
Furniture and fixtures	36,919	33,727
Construction in progress	7,312	22,300
Gross real estate	1,505,624	1,345,439
Less: Accumulated depreciation	(359,826)	(358,605)
Real estate associated with property held for sale, net	3,066	—
Net real estate	1,148,864	986,834
Cash and cash equivalents	4,202	4,328
Restricted cash	7,584	6,901
Accounts receivable, net
Rents	1,284	1,325
Construction	139	3,692
Other	531	779
Goodwill	1,725	1,725
Other assets, net	17,677	12,909
Total assets	$1,182,006	$1,018,493
LIABILITIES AND EQUITY
Mortgage notes payable	$432,200	$481,788
Unsecured revolving credit facility	167,000	58,000
Unsecured term loan	125,000	125,000
Total debt	724,200	664,788
Accounts payable and other liabilities	34,057	28,189
Dividends payable	9,583	7,659
Resident security deposits	3,814	3,591
Accrued interest	2,337	2,710
Total liabilities	773,991	706,937
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized 49,494,583 issued and 49,494,179 outstanding at
September 30, 2012 and 46,570,763 issued and
42,330,899 outstanding at December 31, 2011, respectively	4,949	4,657
Paid-in capital	633,541	583,172
Accumulated distributions in excess of accumulated net income	(230,607)	(228,545)
Accumulated other comprehensive loss	(2,934)	(405)
Less: Treasury shares, at cost, 404 and 4,239,864 shares
at September 30, 2012 and December 31, 2011, respectively	(6)	(50,086)
Total shareholders' equity attributable to AERC	404,943	308,793
Noncontrolling interest	1,338	1,029
Total equity	406,281	309,822
Total liabilities and equity	$1,182,006	$1,018,493

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue
Property revenue	$45,491	$38,230	$127,241	$109,097
Office revenue	350	—	663	—
Construction and other services	—	5,602	—	16,067
Total revenue	45,841	43,832	127,904	125,164
Expenses
Property operating and maintenance	18,270	15,333	50,911	43,983
Depreciation and amortization	14,150	12,991	39,674	37,349
Construction and other services	28	6,682	181	17,452
General and administrative	3,936	3,601	12,569	11,730
Development costs	193	81	800	257
Costs associated with acquisitions	282	182	766	303
Total expenses	36,859	38,870	104,901	111,074
Operating income	8,982	4,962	23,003	14,090
Interest expense	(6,978)	(7,883)	(23,083)	(22,718)
Income (loss) from continuing operations	2,004	(2,921)	(80)	(8,628)
Income from discontinued operations:
Operating income, net of interest expense	97	532	941	1,609
Gain on disposition of properties	—	14,597	22,819	14,597
Income from discontinued operations	97	15,129	23,760	16,206
Net income	2,101	12,208	23,680	7,578
Net (income) loss attributable to noncontrolling interests	(8)	(12)	1	(37)
Net income attributable to AERC	$2,093	$12,196	$23,681	$7,541

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.04	$(0.07)	$—	$(0.21)
Income from discontinued operations	—	0.36	0.53	0.39
Net income attributable to AERC - basic	$0.04	$0.29	$0.53	$0.18

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	$0.04	$(0.07)	$—	$(0.21)
Income from discontinued operations	—	0.36	0.53	0.39
Net income attributable to AERC - diluted	$0.04	$0.29	$0.53	$0.18

Other comprehensive income:
Net income	$2,101	$12,208	$23,680	$7,578
Change in fair value and reclassification of hedge instruments	(896)	—	(2,529)	—
Total comprehensive income	1,205	12,208	21,151	7,578
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(12)	1	(37)
Total comprehensive income attributable to AERC	$1,197	$12,196	$21,152	$7,541

Dividends declared per common share	$0.18	$0.17	$0.53	$0.51

Weighted average number of common shares
outstanding - basic	49,461	41,697	44,924	41,458

Weighted average number of common shares
outstanding - diluted	49,927	41,697	44,924	41,458

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Cash flow from operations:
Net income	$23,680	$7,578
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization (including discontinued operations)	40,912	40,276
Loss on fixed asset replacements write-off	68	39
Gain on disposition of properties	(22,819)	(14,597)
Amortization of deferred financing costs and other	1,515	1,457
Share-based compensation	2,890	2,542
Net change in assets and liabilities:
Construction accounts receivable	3,553	3,897
Accounts receivable	277	175
Construction accounts payable	(1,678)	(565)
Accounts payable and accrued expenses	3,735	3,426
Other operating assets and liabilities	(516)	(963)
Total adjustments	27,937	35,687
Net cash flow provided by operations	51,617	43,265
Cash flow from investing activities:
Recurring fixed asset additions	(6,694)	(6,968)
Revenue enhancing/non-recurring fixed asset additions	(1,311)	(1,509)
Acquisition fixed asset additions	(158,925)	(116,018)
Development fixed asset additions	(44,485)	(15,034)
Net proceeds from disposition of operating properties	57,523	28,967
Other investing activity	(1,027)	(345)
Net cash flow used for investing activities	(154,919)	(110,907)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,123)	(1,964)
Principal repayments of mortgage notes payable	(123,448)	(53,317)
Payment of debt procurement costs	(3,469)	(1,457)
Proceeds from secured mortgages	48,513	57,982
Proceeds from term loan borrowings	—	125,000
Revolving credit facility borrowings	468,800	207,000
Revolving credit facility repayments	(359,800)	(257,500)
Common share dividends paid	(23,549)	(20,956)
Operating partnership distributions paid	(40)	(37)
Exercise of stock options	51	793
Issuance of common shares	98,355	13,330
Purchase of treasury shares	(958)	(857)
Noncontrolling interest investment in partnership	350	—
Other financing activities, net	494	311
Net cash flow provided by financing activities	103,176	68,328
(Decrease) increase in cash and cash equivalents	(126)	686
Cash and cash equivalents, beginning of period	4,328	4,370
Cash and cash equivalents, end of period	$4,202	$5,056
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$9,583	$7,587
Issuance of shares for share-based compensation	1,910	1,466
Net change in accounts payable related to fixed asset additions	1,188	(389)
Mortgage loan assumed	27,509	—

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties we own and operate. This taxable REIT subsidiary also previously performed construction services for third parties. In 2011, we decided to exit the third party construction services business and our work under all third party construction contracts was substantially completed as of December 31, 2011. As of September 30, 2012, our operating property portfolio consisted of 53 apartment communities containing 14,114 units in ten states that are owned, either directly or indirectly, through subsidiaries. Additionally, in May 2012, in conjunction with our acquisition of land for development of an apartment community, we acquired an office building in Los Angeles, California containing approximately 78,800 square feet of office and retail space.
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
Segment Reporting
Substantially all of our properties are multifamily communities that have similar economic characteristics and offer similar products and services, and as such, our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor and construction manager that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. We previously reported construction and other services as a separate segment, however, we are no longer engaged in the third party construction business and all third party projects were substantially completed at the end of 2011. During the nine months ended September 30, 2012, substantially all of our consolidated revenue was provided by our multifamily properties. As a result, we determined that we have only one reportable segment, which is multifamily properties.
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
We allocate the purchase price of properties acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an adviser, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months for residential leases. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months.
For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. We capitalize internal payroll costs directly attributable to the construction of a property or asset. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three and nine months ended September 30, 2012, was $410,000 and $1.0 million, respectively. Total capitalized interest during the three and nine months ended September 30, 2011, was $200,000 and $468,000, respectively. Total capitalized payroll costs during the three and nine months ended September 30, 2012, were $670,000 and $1.7 million, respectively. Total capitalized payroll costs during the three and nine months ended September 30, 2011, were $200,000 and $630,000, respectively.

We discontinue the depreciation of assets that we have specifically identified as held for sale. There was one property classified as held for sale at September 30, 2012, and no properties were classified as held for sale at September 30, 2011.
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
3.    ACQUISITION, DEVELOPMENT, CONSTRUCTION, AND DISPOSITION ACTIVITY
Acquisition Activity
On August 28, 2012, we acquired The Park at Crossroads, a 344-unit property located in Cary, North Carolina for a purchase price of $35.2 million. We paid $10.3 million in cash, which was primarily funded from our unsecured revolving credit facility and assumed a $24.9 million loan. We determined that the fair value of the loan assumed was $27.5 million and recorded the fair value amount as mortgage payable. The fair value of the total consideration paid was $37.8 million. See Note 4 for additional information related to this debt.
On July 23, 2012, we acquired 21 Forty Medical District, a 396-unit property located in Dallas, Texas, for a purchase price of $53.4 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolving credit facility.
On July 17, 2012, we acquired Southpoint Village Apartments, a 211-unit property located in Durham, North Carolina, for a purchase price of $34.8 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolving credit facility.
On May 23, 2012, we acquired The Apartments at the Arboretum, a 205-unit community located in Cary, North Carolina, for $39.3 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolving credit facility.
On May 8, 2012, we acquired Desmond's Tower and the adjacent parking lot in Los Angeles, California, for $37.3 million. We intend to use the parking lot area for the development of approximately 175 multifamily units. Desmond's Tower is an office and retail building consisting of approximately 78,800 square feet of space that is subject to a five-year renewable lease under which we will receive base rent of approximately $1.5 million per year in addition to reimbursement for all operating costs.

The following table presents the purchase allocation for the properties acquired during the nine months ended September 30, 2012:

(In thousands)
Land	$42,888
Buildings and improvements	150,186
Furniture and fixtures	3,190
Existing leases and tenant relationships (Other assets)(1)	6,313
Acquired debt(2)	(27,530)
Total	$175,047

(1)	See Note 5 for additional information related to intangible assets identified as existing leases and tenant relationships.

(2)	Recorded at fair value; actual loan assumed was $24.9 million.
The following table presents actual and pro forma information related to the properties acquired during the nine months ended September 30, 2012. The pro forma information is presented as if the properties were acquired on January 1, 2011. We expensed acquisition costs during the three and nine months ended September 30, 2012, totaling $282,000 and $766,000 related to these properties, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. These acquisition costs have been transferred to the nine months ended September 30, 2011 in the calculation of pro forma net income applicable to common shares. The pro forma information is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Actual revenue from acquisitions	$3,192	$—	$3,834	$—
Actual net income from acquisitions	11	—	243	—
Pro forma revenue	46,792	47,671	138,061	136,510
Pro forma net income attributable to AERC	3,163	11,547	26,588	4,774

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$0.06	$0.28	$0.59	$0.12

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$0.06	$0.28	$0.59	$0.12
Development Activity
On May 8, 2012, as previously discussed, we acquired Desmond's Tower and the adjacent parking lot in Los Angeles, California, for $37.3 million. The acquired property comprises 2.21 acres with the parking lot area being zoned for apartments on which we intend to develop approximately 175 multifamily units. Total costs incurred with the development of the multifamily units at September 30, 2012, were $18.2 million, including the parking lot land cost of $17.3 million.

During the three months ended March 31, 2012, a partnership in which we are a 97.0% partner, acquired a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million, which the partnership intends to use for development of approximately 140 multifamily units and 7,000 square feet of retail space. Total development costs incurred through September 30, 2012, were $15.3 million. See Note 6 for additional information related to this partnership.
During 2011, we acquired a 2.4 acre vacant parcel of land located in Dallas, Texas for $6.9 million, which we intend to use for the development of approximately 265 multifamily units. Total development costs incurred through September 30, 2012, were $8.0 million.
During 2011, we acquired a 1.5 acre vacant parcel of land adjacent to San Raphael Apartments located in Dallas, Texas for $710,000. We commenced the construction of 99 multifamily units on this parcel during the quarter ended June 30, 2012. Total development costs incurred through September 30, 2012, were $3.5 million.
During 2010, we began development of Vista Germantown, a 242-unit apartment community located in Nashville, Tennessee which was placed in service during the three months ended June 30, 2012. Total development costs incurred through September 30, 2012, were $36.0 million. See Note 6 for additional information related to this development project.
Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties. As of December 31, 2011, Merit was no longer engaged in the third party construction business.
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
During the nine months ended September 30, 2012, we completed the sale of five properties for a total sales price of $60.0 million. Four of the properties were located in Michigan and one in Georgia. We classified one property located in Ohio as held for sale as of September 30, 2012 as all significant contingencies surrounding the completion of the disposition have been resolved. We tested this property for impairment and determined it was not impaired. The major classes of assets and liabilities related to this property have been reclassified as held for sale in the accompanying Consolidated Balance Sheet at September 30, 2012.

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, includes the operating results recognized for the five properties sold in 2012, the two properties sold in 2011 and the one property classified as held for sale at September 30, 2012. The related gains recognized are for the five properties sold in 2012 and the two properties sold in 2011. The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
REVENUE
Property revenue	$312	$3,736	$5,131	$11,317

EXPENSES
Property operating and maintenance	149	1,898	2,706	5,690
Depreciation and amortization	66	982	1,238	2,927
Total expenses	215	2,880	3,944	8,617
Operating income	97	856	1,187	2,700
Interest expense	—	(324)	(246)	(1,091)
Operating income, net of interest expense	97	532	941	1,609
Gain on disposition of properties	—	14,597	22,819	14,597
Income from discontinued operations	$97	$15,129	$23,760	$16,206

4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	September 30, 2012		December 31, 2011
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate

Fixed Rate Debt:
Secured	$377,254	5.4%	$433,743	5.8%
Total Fixed Rate Debt	377,254	5.4%	433,743	5.8%

Variable Rate Debt Hedged:
Secured (1)	33,283	4.7%	33,728	4.7%
Unsecured (2)	125,000	2.0%	125,000	2.3%
Total Variable Rate Debt Hedged	158,283	2.6%	158,728	2.8%

Variable Rate Debt Unhedged:
Secured	21,663	3.5%	14,317	3.6%
Unsecured	167,000	1.9%	58,000	2.9%
Total Variable Rate Debt Unhedged	188,663	2.1%	72,317	3.1%
Total Debt	$724,200	3.9%	$664,788	4.8%

(1)	The interest rate on these mortgage notes are capped at 6.9% until maturity.

(2)
The Company entered into a forward starting swap in December 2011 related to this debt, fixing the rate beginning in June 2013 for the duration of its maturity at a rate of 1.26% plus the credit spread, which was 1.80% as of September 30, 2012, or an all-in rate of 3.06%.

Mortgage Notes Payable
The following table provides information on mortgage loans repaid during the nine months ended September 30, 2012:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate

Arbor Landings	$16,074	7.9%
Bradford at Easton	12,109	7.9%
Center Point	16,500	5.8%
Residence at Barrington	19,500	5.8%
River Forest	18,325	5.7%
The Belvedere	25,280	5.6%
The Falls	15,660	7.9%
Total / weighted average rate	$123,448	6.5%	(1)

(1)	Represents weighted average interest rate for the loans listed as of the date paid.
In August 2012, we assumed a $24.9 million mortgage loan on The Park at Crossroads acquisition with an interest rate of 6.3% and a maturity date of August 1, 2016. We determined that the fair value of the loan assumed was $27.5 million and recorded the fair value amount as mortgages payable. Total assumption fees associated with this loan were $250,000. Additionally, we had drawn $7.3 million on the construction loan on Vista Germantown for the nine months ended September 30, 2012.
In June 2012, we obtained a $41.2 million mortgage loan on Dwell Vienna Metro with an interest rate of 3.7% and a maturity date of June 1, 2022. Total debt procurement costs associated with this loan were $380,000.
During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances was transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. However, we subsequently learned that for certain defeasance transactions, the successor borrower was able to prepay certain loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction. During the nine months ended September 30, 2012, we received a refund of $279,000, which represents the last refund that we could receive as all defeased loans have now matured and have been repaid in full.
Cash paid for interest, excluding $1.0 million and $468,000 of capitalized interest, was $21.8 million and $22.3 million for the nine months ended September 30, 2012 and 2011, respectively. Cash paid for interest was reduced by the defeasance refund received of $279,000 for the nine months ended September 30, 2012. Additionally, $1.7 million of prepayment costs is included in the cash paid for interest for the nine months ended September 30, 2012.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2012, determined that goodwill was not impaired. No other events have occurred which would require goodwill to be reevaluated, and as such, there were no changes to the carrying value of goodwill as of September 30, 2012. In performing this analysis, we use a multiple of revenues to the range of potential alternatives. We then assign a probability to the various alternatives under our consideration. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as in place leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months for residential leases. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. As of September 30, 2012, we have intangible assets associated with one five-year commercial lease that are being amortized over the life of the lease.
In connection with our property acquisitions completed during the nine months ended September 30, 2012, as discussed in Note 3, we recorded intangible assets related to existing residential and commercial leases and tenant relationships as follows:

•	The Park at Crossroads acquired on August 28, 2012: $540,000 amortizable over 12 months.

•	21 Forty Medical District acquired on July 23, 2012: $2.0 million amortizable over 12 months.

•	Southpoint Village Apartments acquired on July 17, 2012: $1.2 million amortizable over 12 months.

•	The Apartments at the Arboretum acquired on May 23, 2012: $761,000 amortizable over 12 months.

•	Desmond's Tower acquired on May 8, 2012: $1.9 million amortizable over 60 months.

6.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, we issued a total of 522,032 operating partnership units ("OP units") in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005. Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our commons shares over the 20-day period preceding the redemption. All units presented to date for redemption had been redeemed for cash. No OP Units were redeemed during the nine months ended September 30, 2012 or 2011. There were 74,083 OP units remaining as of September 30, 2012.
Activity related to noncontrolling redeemable interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Balance at beginning of period	$1,734	$1,734	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	13	12	40	37
Distribution to noncontrolling redeemable interest	(13)	(12)	(40)	(37)
Balance at end of period	$1,734	$1,734	$1,734	$1,734
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
The following table provides details of the activity related to the noncontrolling interests for the nine months ended September 30, 2012:

(In thousands)
Balance at beginning of period	$1,029
Net (loss) income	(41)
Noncontrolling interest cash contribution	350
Balance at end of period	$1,338

7.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Nine Months Ended September 30, 2012
			Accumulated
	Common		Distributions	Accumulated
	Shares		in Excess of	Other	Treasury
	(at $.10	Paid-In	Accumulated	Comprehensive	Shares
(In thousands)	stated value)	Capital	Net Income	Income	(at Cost)
Balance, December 31, 2011	$4,657	$583,172	$(228,545)	$(405)	$(50,086)
Net income attributable to AERC	—	—	23,681	—	—
Other comprehensive income	—	—	—	(2,529)	—
Share-based compensation	—	1,647	1	—	1,909
Purchase of common shares	—	—	—	—	(958)
Option exercises from treasury shares	—	13	—	—	39
Issuance of common shares	292	48,709	—	—	49,090
Common share dividends declared	—	—	(25,744)	—	—
Balance, September 30, 2012	$4,949	$633,541	$(230,607)	$(2,934)	$(6)
8.    COMMON SHARES
In August 2012, we registered an at-the-market ("ATM") program allowing us to sell up to $75.0 million of our common shares in open market transactions at-the-then market price per share. We intend to use the proceeds for general corporate purposes. There were no shares sold during the three months ended September 30, 2012, under this program.
On June 27, 2012, we sold 6,325,000 of our common shares in a public offering at a price of $14.40 per share, which resulted in total net proceeds of approximately $87.2 million. Of the 6,325,000 shares sold in this offering, we issued all of the 3,043,333 common shares then remaining in treasury and 2,921,667 authorized and previously unissued common shares. The proceeds were used to fund property acquisitions and development and for general corporate purposes.
In August 2010, we registered an ATM program allowing us to sell up to $25.0 million of our common shares in open market transactions at-the-then market price per share. During the nine months ended September 30, 2012, we sold 681,178 shares under this ATM program for total net proceeds of $11.1 million. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. The shares sold under the ATM program were issued from treasury. As of September 30, 2012, all $25.0 million of common shares have been sold and the program has been completed.

9.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator - basic and diluted:
Income (loss) from continuing operations	$2,004	$(2,921)	$(80)	$(8,628)
Net (income) loss attributable to noncontrolling interests	(8)	(12)	1	(37)
Income (loss) from continuing operations applicable to common shares	$1,996	$(2,933)	$(79)	$(8,665)

Income from discontinued operations applicable to common shares	$97	$15,129	$23,760	$16,206

Denominator - basic:	49,461	41,697	44,924	41,458
Effect of dilutive securities (1)	466	—	—	—
Denominator - diluted:	49,927	41,697	44,924	41,458

Earnings per common share - basic:
Income (loss) from continuing operations	$0.04	$(0.07)	$—	$(0.21)
Income from discontinued operations	—	0.36	0.53	0.39
Net income attributable to AERC - basic	$0.04	$0.29	$0.53	$0.18

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.04	$(0.07)	$—	$(0.21)
Income from discontinued operations	—	0.36	0.53	0.39
Net income attributable to AERC - diluted	$0.04	$0.29	$0.53	$0.18

(1)
For the three months ended September 30, 2012, the effect of 145,000 stock options were excluded as their inclusion would be anti-dilutive. For the nine months ended September 30, 2012, and the three and nine months ended September 30, 2011, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

The effect of exercise of rights for exchange of OP units into common shares was not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.
10.    EQUITY BASED AWARD PLANS
During the three and nine months ended September 30, 2012, we recognized total share-based compensation cost of $936,000 and $2.9 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and nine months ended September 30, 2011, we recognized total share-based compensation cost of $802,000 and $2.5 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income.

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
The following table represents restricted share and RSU activity for the nine months ended September 30, 2012:

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	RSUs	Fair Value

Nonvested at beginning of period	554,050	$7.87	63,349	$9.64
Granted	158,261	$16.52	37,681	$16.80
Vested	182,672	$11.07	42,205	$6.85
Forfeited	4,233	$16.05	—	$—
Nonvested at end of period	525,406	$9.72	58,825	$14.13
There were 57,528 vested RSUs distributed from our Directors' Deferred Compensation Plan during the nine months ended September 30, 2012, in the form of common shares issued from treasury. The weighted-average grant date fair value of restricted shares and RSUs granted during the nine months ended September 30, 2012 and 2011, was $16.52 and $15.19, respectively. The total fair value of restricted shares vested during the nine months ended September 30, 2012 and 2011, was $3.6 million and $2.7 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2012 and 2011, was $715,000 and $759,000, respectively. At September 30, 2012, there was a total of $2.9 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted-average period of 1.7 years.
Stock Options. There were 125,000 stock options awarded to an executive officer, 10,000 options expired and 5,000 stock options were exercised during the nine months ended September 30, 2012. There were no stock options awarded and 77,456 stock options were exercised during the nine months ended September 30, 2011. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes assumptions and fair value for the options awarded in 2012 were as follows:

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
The following table represents stock option activity for the nine months ended September 30, 2012:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life

Outstanding at beginning of period	689,184	$9.93
Granted	125,000	$15.29
Exercised	5,000	$10.29
Expired	10,000	$12.19
Outstanding at end of period	799,184	$10.74	4.1 years

Exercisable at end of period	637,184	$9.84	2.9 years
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps and caps, from time to time, to add stability to interest rate expense and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on our $125.0 million unsecured term loan by fixing the rate until maturity at a rate of 1.26% plus the credit spread (which was 1.80% at September 30, 2012), or an all-in rate of 3.06%. The credit spread is subject to change, from time to time, from a minimum of 1.80% (at less than 45% leverage) to a maximum of 2.55% (at greater than 55% leverage) over LIBOR based upon leverage ratios as defined in the agreement governing the term loan. See Note 14 for additional information.
The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments

Liability Derivatives
	As of September 30, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$(2,934)	expenses and other liabilities	$(405)
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Location of
		Gain or (Loss)	Amount of Gain or	Location of Gain	Amount of Gain or (Loss)
		Reclassified	Loss Reclassified	(Loss) Recognized	Recognized in Income on
	Amount of Gain or	from	from Accumulated	in Income	Derivative (Ineffective
(In thousands)	(Loss) Recognized in	Accumulated	OCI into Income	on Derivative	Portion and Amount
Derivatives in	OCI on Derivative	OCI into	(Effective Portion)	(Ineffective Portion	Excluded from
Cash Flow	(Effective Portion)	Income	Three Months	and Amount	Effectiveness Testing)
Hedging	Three Months Ended	(Effective	Ended	Excluded from	Three Months Ended
Relationships	September 30, 2012	Portion)	September 30, 2012	Effective Testing)	September 30, 2012

Interest rate swaps	$(896)	Interest expense	$—	Interest expense	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Location of
		Gain or (Loss)	Amount of Gain or	Location of Gain	Amount of Gain or (Loss)
		Reclassified	Loss Reclassified	(Loss) Recognized	Recognized in Income on
	Amount of Gain or	from	from Accumulated	in Income	Derivative (Ineffective
(In thousands)	(Loss) Recognized in	Accumulated	OCI into Income	on Derivative	Portion and Amount
Derivatives in	OCI on Derivative	OCI into	(Effective Portion)	(Ineffective Portion	Excluded from
Cash Flow	(Effective Portion)	Income	Nine Months	and Amount	Effectiveness Testing)
Hedging	Nine Months Ended	(Effective	Ended	Excluded from	Nine Months Ended
Relationships	September 30, 2012	Portion)	September 30, 2012	Effective Testing)	September 30, 2012

Interest rate swaps	$(2,529)	Interest expense	$—	Interest expense	$—
As of September 30, 2012, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $2.9 million. As of September 30, 2012, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at September 30, 2012, we could have been required to settle our obligations under the agreement at its termination value of $2.9 million.

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

Fair Value at September 30, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$432,200	$—	$—	$511,890
Unsecured debt	292,000	—	292,521	—

Fair Value at December 31, 2011 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$481,788	$—	$—	$548,168
Unsecured debt	183,000	—	185,879	—

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
14.    SUBSEQUENT EVENTS
Debt
On October 19, 2012, we completed modifications to our unsecured term loan which included increasing the outstanding principal amount to $150.0 million from $125.0 million and extending the maturity date from June 2016 to January 2018. Additionally, the leverage credit spread used to determine the variable interest rate payable for the loan was reduced by 20 basis points across the leverage pricing grid and an investment grade pricing grid was added. Total costs associated with this modification were $600,000.
Dividends
On November 1, 2012, we paid a dividend of $0.18 per common share to shareholders of record on October 15, 2012, which was declared on September 24, 2012.

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

•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities;

•	our ability to refinance debt on favorable terms at maturity;

•	risks of a lessening of demand for the multifamily units that we own;

•	competition from other available multifamily units and changes in market rental rates;

•	the failure of development projects to perform in accordance with our expectations;

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorable by shareholders;

•	the results of litigation filed or to be filed against us;

•	changes in tax legislation;

•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	our ability to acquire properties at prices consistent with our investment criteria;

•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence; and

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represents substantially all of our consolidated revenue for the nine months ended September 30, 2012.
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
Rental revenue collections are impacted by net rental rates and occupancy levels. We have recently implemented LROTM, a rental revenue software product that optimizes rents by leveraging the statistical data provided by LROTM. We combine this data with our proprietary market knowledge and experience in our efforts to maximize rental revenues and maintain high occupancy levels. LROTM is expected to generate long term rent growth and asset stability with daily, incremental rent changes. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and FFO as adjusted to be important indicators of our overall performance. Property NOI (property operating revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. We calculate FFO as adjusted as FFO, defined above, excluding $1.7 million of prepayment penalties associated with debt repayments and $279,000 of refunds for a previously defeased loan. In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs. A reconciliation of property NOI to consolidated net income attributable to AERC and a reconciliation of net income attributable to AERC to FFO and FFO as adjusted are included in the Results of Operations comparison.
Updated 2012 Expectations.

•	Portfolio performance - Our full-year 2012 guidance reflects Same Community NOI increasing in the range of 6.7% to 6.9% as compared to 2011.

•
Property acquisitions, sales and development - During 2012, we anticipate acquisitions of $183 million and dispositions of $67 million. We also anticipate that development expenditures will be between $50 million and $55 million during 2012. Through September 30, 2012, we have completed $182.6 million of acquisitions, disposed of $60.0 million of properties and spent $45.2 million on development, including land acquisitions.

•	Debt repayment - We have repaid seven mortgage loans totaling $123.4 million as of September 30, 2012, and have no remaining mortgage loan maturities in 2012.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash during the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Net cash provided by operations	$51,617	$43,265
Fixed assets:
Acquisition expenditures	(158,925)	(116,018)
Development expenditures	(44,485)	(15,034)
Net property disposition proceeds	57,523	28,967
Recurring, revenue enhancing and non-recurring capital expenditures	(8,005)	(8,477)
Debt:
(Decrease) increase in mortgage notes	(77,058)	2,701
Increase (decrease) in revolving credit facility borrowings	109,000	(50,500)
Increase in term loan borrowings	—	125,000
Common share issuance proceeds	98,355	13,330
Cash dividends and operating partnership distributions paid	(23,589)	(20,993)
Our primary sources of liquidity are cash flows provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2012 consisted of five mortgage loans totaling approximately $79.8 million. We have repaid all of these loans with proceeds from borrowings on our unsecured revolver. Additionally, we prepaid two FHA loans totaling $43.6 million and incurred a prepayment penalty of $1.7 million. In January 2012, we increased our $250.0 million unsecured revolving credit facility, or revolver, to $350.0 million and, among other modifications, reduced the credit spread used to determine the interest rate applied to our borrowings and extended the maturity to January 2016. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies. On October 26, 2012, we had $192.0 million of availability under this facility. On October 19, 2012, we completed modifications to our unsecured term loan which increased the outstanding principal amount to $150.0 million from $125.0 million. The additional proceeds were used to repay a project specific construction loan.
During the second quarter of 2012, we sold 681,178 shares under our $25.0 million at-the-market ("ATM") program for total gross proceeds of $11.3 million, or $11.1 million net of sales and commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM have been sold and the program has been completed. In August 2012, we registered an ATM program allowing us to sell up to $75.0 million of our common shares in open market transactions at-the-then market price per share. There were no shares sold during the three months ended September 30, 2012, under this program. Our ability to access the capital market affords us additional liquidity as demonstrated by our sale of 6,325,000 of our common shares, during 2012, in an underwritten public offering. The net proceeds from this offering, which totaled approximately $87.2 million, were used to fund property acquisitions and development and for general corporate purposes. As of October 26, 2012, equity and/or debt securities of up to $258.8 million issue price remain available for public offerings under our current shelf registration statement.
We anticipate that cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are, or can be made available, and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided by proceeds from our unsecured revolver, property sales, unsecured bond issuances, property specific secured financings and possibly the sale of common shares in a follow on offering, private placement or under our ATM.

Cash flow provided by operations increased 19.3% during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, as a result of a 6.7% increase in Same Community Property NOI and the contribution from the four properties acquired during the nine months of 2012 and three properties acquired during the year ended 2011. See the discussion under Results of Operations for further information concerning the property NOI contribution from the Same Community Properties and Acquired Properties.
During the remainder of 2012, we anticipate incurring an additional $3.0 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, improvements to parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for revenue enhancing and non-recurring expenditures. These capital expenditures are expected to be funded with cash provided by operating activities.
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011:
Our Same Community portfolio represents operating properties that we have owned for all of the comparison periods. For the three month comparison periods ended September 30, 2012 and 2011, the Same Community portfolio consisted of 45 owned properties containing 12,078 units. For the nine month comparison periods ended September 30, 2012 and 2011, the Same Community portfolio consisted of 44 owned properties containing 11,856 units. Acquired Properties for the three month comparison period ended September 30, 2012 and 2011, include four properties acquired in 2012 and two properties that we acquired during the year ended 2011. Acquired properties for the nine month comparison periods ended September 30, 2012 and 2011, include four properties acquired in 2012 and three properties that we acquired during the year ended 2011. Beginning in the first quarter of 2012, our consolidated results of operations also includes one development property consisting of 242 units located in Nashville, Tennessee.
Net income from continuing operations for the Company for the three months ended September 30, 2012, increased $4.9 million to $2.0 million when compared to the $2.9 million loss from continuing operations recognized for the three months ended September 30, 2011. Net loss from continuing operations recognized for the nine months ended September 30, 2012, decreased $8.5 million. Our positive performance was primarily due to increases in property revenues, net of increases in property operating and maintenance expenses, depreciation and amortization expense, and general and administrative expense. Additionally, interest expense increased for the nine month comparison period primarily due to the net of the following: $1.7 million in prepayment costs in 2012, a defeasance refund of $279,000, interest incurred on the $125.0 million term loan that closed in June 2011, and a reduction of mortgage loan interest expense resulting from the payoff of seven mortgages during the quarter ended March 31, 2012.
The following table reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance, which includes income from discontinued operations as well as income (loss) from continuing operations:

	Increase (decrease) when		Increase when
	comparing the three months		comparing the nine months
	ended September 30, 2012		ended September 30, 2012
(Dollar amounts in thousands)	to September 30, 2011		to September 30, 2011

Property revenue	$7,261	19.0%	$18,144	16.6%
Property operating and maintenance expense	2,937	19.2%	6,928	15.8%
Depreciation and amortization	1,159	8.9%	2,325	6.2%
General and administrative expense	335	9.3%	839	7.2%
Interest expense	(905)	(11.5)%	365	1.6%
Income from discontinued operations	(15,032)	(99.4)%	7,554	46.6%

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
A reconciliation of property NOI to total consolidated net income attributable to AERC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Property NOI	$27,221	$22,897	$76,330	$65,114
Office NOI	350	—	663	—
Construction and other services net loss	(28)	(1,080)	(181)	(1,385)
Depreciation and amortization	(14,150)	(12,991)	(39,674)	(37,349)
General and administrative expense	(3,936)	(3,601)	(12,569)	(11,730)
Development costs	(193)	(81)	(800)	(257)
Costs associated with acquisitions	(282)	(182)	(766)	(303)
Interest expense	(6,978)	(7,883)	(23,083)	(22,718)
Income (loss) from continuing operations	2,004	(2,921)	(80)	(8,628)
Income from discontinued operations:
Operating income, net of interest expense	97	532	941	1,609
Gain on disposition of properties	—	14,597	22,819	14,597
Income from discontinued operations	97	15,129	23,760	16,206
Net income	2,101	12,208	23,680	7,578
Net (income) loss attributable to noncontrolling redeemable interest	(8)	(12)	1	(37)
Consolidated net income attributable to AERC	$2,093	$12,196	$23,681	$7,541
Property NOI increased as a result of revenue and occupancy increases across the Same Community portfolio and the contributions of the Acquired Properties, partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011		2012	2011
(In thousands)	Property NOI	Property NOI	Increase	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$10,640	$9,917	$723	$31,220	$28,578	$2,642
Mid-Atlantic	7,960	7,614	346	23,369	22,273	1,096
Southeast	4,692	4,478	214	12,749	12,359	390
Southwest	345	292	53	1,029	864	165
Total Same Community	23,637	22,301	1,336	68,367	64,074	4,293
Acquired Properties	3,027	601	2,426	7,103	1,045	6,058
Development Property	557	(5)	562	860	(5)	865
Total Property NOI	$27,221	$22,897	$4,324	$76,330	$65,114	$11,216

Property revenue. Property revenue is impacted by a combination of net rental rates and occupancy levels, i.e., net collected rent per unit. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy for the		Physical Occupancy for the
	Three Month Comparison Period at		Nine Month Comparison Period at
	September 30,		September 30,
	2012	2011	2012	2011
Same Community Properties:
Midwest	97.6%	96.7%	97.6%	96.7%
Mid-Atlantic	97.2%	94.4%	97.2%	94.4%
Southeast	96.5%	90.5%	96.5%	91.0%
Southwest	96.8%	98.6%	96.8%	98.6%
Total Same Community	97.3%	94.8%	97.3%	95.0%
Acquired Properties	95.8%	92.4%	95.9%	89.0%

	Average Monthly Net Collected Rent Per Unit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Same Community Properties:
Midwest	$918	$857	$899	$839
Mid-Atlantic	$1,369	$1,305	$1,343	$1,281
Southeast	$1,054	$1,004	$1,017	$976
Southwest	$925	$884	$919	$870
Total Same Community	$1,053	$994	$1,029	$973
Acquired Properties	$1,218	$2,005	$1,208	$1,590
The following table presents property revenue results:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011		2012	2011
(In thousands)	Property Revenue	Property Revenue	Increase	Property Revenue	Property Revenue	Increase
Same Community Properties:
Midwest	$18,257	$17,054	$1,203	$53,511	$49,915	$3,596
Mid-Atlantic	11,864	11,328	536	34,809	33,246	1,563
Southeast	8,806	8,364	442	23,336	22,360	976
Southwest	635	600	35	1,885	1,768	117
Total Same Community	39,562	37,346	2,216	113,541	107,289	6,252
Acquired Properties	5,041	884	4,157	12,194	1,808	10,386
Development Property	888	—	888	1,506	—	1,506
Total Property Revenue	$45,491	$38,230	$7,261	$127,241	$109,097	$18,144
The increase in Same Community property revenue was a result of increases in net rents and occupancy across substantially all of the portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties and the increases in real estate taxes across the Mid-Atlantic and Southeast portfolio in Same Community Properties and personnel expense across substantially all of the portfolio.

Depreciation and amortization. The depreciation and amortization expense increase was primarily due to the acquisition and development properties.
General and administrative expense. General and administrative expenses increased primarily due to increases in payroll expense associated with performance bonus award accruals.
Construction and other services. In 2011, we decided to exit the third party construction services business and at December 31, 2011, we had substantially completed our work under all third party construction contracts. We continue to provide general contracting and construction management services for our own account in connection with the development of multifamily properties we will own and operate.
Interest expense. Interest expense increased during the nine month comparison primarily due to the net of the following: $1.7 million in prepayment costs in 2012, the defeasance refund of $279,000, interest incurred on the $125.0 million term loan that closed in June 2011, and a reduction of mortgage loan interest expense resulting from the payoff of seven mortgages during the quarter ended March 31, 2012. Interest expense decreased during the three month comparison due to the net of the following: the reduction of mortgage loan interest expense resulting from the payoff of seven mortgages during the quarter ended March 31, 2012, partially offset by interest incurred on the $125.0 million term loan and unsecured revolver.
Income from discontinued operations. Discontinued operations include the operating results of five properties sold during 2012, two properties sold in 2011, and one property classified as held for sale at September 30, 2012. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.
We also use FFO, a non-GAAP financial measure, as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, and excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangibles assets that are generally considered not to be reflective of the actual value of real estate assets over time. Other real estate companies may define FFO in a different manner.
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

A reconciliation of net income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net income attributable to AERC	$2,093	$12,196	$23,681	$7,541
Depreciation - real estate assets	12,294	11,278	35,679	32,571
Amortization of intangible assets	1,400	2,194	3,656	6,262
Gain on disposition of properties	—	(14,597)	(22,819)	(14,597)
Funds from Operations	15,787	11,071	40,197	31,777

Prepayment costs	—	—	1,743	—
Refund of defeasance costs on previously defeased loan	—	—	(279)	—
Funds from Operations as adjusted	$15,787	$11,071	$41,661	$31,777

Funds from Operations per common share - diluted	$0.32	$0.27	$0.89	$0.77
Funds from Operations as adjusted per common share - diluted	$0.32	$0.27	$0.93	$0.77

Weighted average shares outstanding - diluted	49,927	41,697	44,924	41,458
CONTINGENCIES
For a discussion of contingencies, see Note 13 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at September 30, 2012 and 2011, an interest rate change of 100 basis points would impact interest expense approximately $3.5 million and $2.1 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2011, for a more complete discussion of interest rate sensitive assets and liabilities.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2012
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
			As Part of Publicly	the Plans of
	Total Number of	Average Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
July 1 through
July 31	—	$—	—	$26,288
August 1 through
August 31	404	14.92	—	26,288
September 1 through
September 30	—	—	—	26,288
Total	404	$14.92	—

There is a total of $26.3 million remaining on our Board of Directors' authorization to repurchase our common shares. We did not repurchase any shares using this authority during 2012 and we have no present intention to use this authority to repurchase shares. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount. The 404 shares purchased in August 2012 were purchased in connection with that policy.

ITEM 6.        EXHIBITS

Filed herewith
or incorporated
Number	Title	herein by reference

1.3	Equity Distribution Agreement between Associated Estates Realty Corporation and Barclays Capital Inc.	Exhibit 1.1 to Form 8-K filed August 29, 2012.

1.4	Equity Distribution Agreement between Associated Estates Realty Corporation and Citigroup Global Markets Inc.	Exhibit 1.2 to Form 8-K filed August 29, 2012.

1.5	Equity Distribution Agreement between Associated Estates Realty Corporation and Jefferies & Company, Inc.	Exhibit 1.3 to Form 8-K filed August 29, 2012.

1.6	Equity Distribution Agreement between Associated Estates Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Exhibit 1.4 to Form 8-K filed August 29, 2012.

1.7	Equity Distribution Agreement between Associated Estates Realty Corporation and Raymond James & Associates, Inc.	Exhibit 1.5 to Form 8-K filed August 29, 2012.

4.1
Second Amendment to Term Loan Agreement dated October 19, 2012, between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.
Exhibit 4.1 to Form 8-K filed October 24, 2012.

4.2
First Amendment to Second Amended and Restated Credit Agreement dated October 19, 2012, between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.
Exhibit 4.2 to Form 8-K filed October 24, 2012.

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

ASSOCIATED ESTATES REALTY CORPORATION

November 2, 2012	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer