Form 10-K
period 2012-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2013-02-27
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $705.8 million as of June 30, 2012.

The number of Common Shares outstanding as of February 12, 2013 was 50,186,951.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I
Except as the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.
Item 1. Business
GENERAL
We are a fully integrated, self-administered and self-managed equity real estate investment trust ("REIT"). We are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Market ("NASDAQ") under the ticker symbol "AEC." Our headquarters, located at 1 AEC Parkway in Richmond Heights, Ohio, is comprised of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which we own under a long-term ground lease.
We specialize in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. We own a taxable REIT subsidiary that performs general contracting and construction services for our own account in connection with the development of multifamily properties that we own and operate. This taxable REIT subsidiary also previously performed construction services for third parties. In 2011, we decided to exit the third party construction services business and our work under all third party construction contracts was substantially completed as of December 31, 2011. As of December 31, 2012, our operating property portfolio consisted of 52 owned apartment communities containing 13,950 units in ten states. See Item 2 for a state-by-state listing of our portfolio. Additionally, in May 2012, in conjunction with our acquisition of land for development of an apartment community, we acquired an office building in Los Angeles, California containing approximately 78,800 total square feet of office and retail space. Our consolidated financial statements include the accounts of all subsidiaries, including the taxable REIT subsidiary, which is separately taxed for federal income tax purposes as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999. Our consolidated financial statements also include a partnership in which we own a 90.0% equity interest, a partnership in which we own a 97.0% equity interest and an Operating Partnership structured as a DownREIT that owns one of our apartment communities in Florida and in which we own 97.6% equity interest.
BUSINESS SEGMENTS
Substantially all of our properties are multifamily communities that have similar characteristics. Management evaluates the performance of our properties on an individual basis. Our multifamily properties provided approximately 99.4% of our consolidated revenue for 2012; as a result, we determined that we have only one reportable segment, which is multifamily properties. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. We previously reported construction and other services as a separate segment; however, we are no longer engaged in the third party construction business and all third party projects were substantially completed at the end of 2011. We intend to continue to provide general contracting and construction services for our own account in connection with the development of multifamily properties we will own and operate.
OPERATING STRATEGY AND BUSINESS OBJECTIVES
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion of our 2013 outlook and strategy.

Acquisition/Disposition. Our acquisition/disposition strategy in recent years has been to buy properties located outside of the Midwest and to sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity, an increase in cash flow or further enhance our strategic objectives. In 2012, we acquired four properties for an approximate total purchase price of approximately $162.6 million. Three of the properties, totaling 760 units, are located in the Raleigh/Durham submarket and the fourth is a 396-unit property located in Dallas, Texas. In addition, in 2012, we acquired land for development of an apartment community in Los Angeles, California that also includes a building containing approximately 78,800 total square feet of office and retail space. The aggregate purchase price for the land and building was approximately $37.3 million. In 2012, we sold six properties containing 1,356 units, one in Georgia, one in Central Ohio and four in Western Michigan for a combined sales price of approximately $67.3 million.
We continue to monitor acquisition opportunities in our existing markets, in particular Southeast Florida and Dallas, Texas. We have also identified Southern California as a strategic growth market for acquisition and development. We will consider opportunistic acquisition and development opportunities in other markets.
While most of our property sales have been comprised of Midwest and single property locations, we continually monitor the profitability of all of our properties. We will consider opportunistic sales of properties in any market, including our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on equity and increased cash flow when invested in other properties, used to fund development or applied to reduce debt.
During the three years ended December 31, 2012, we acquired 11 multifamily properties containing a total of 3,346 units for an aggregate total of approximately $554 million and we have sold 10 properties containing a total of 2,370 units for an aggregate of approximately $132 million.
Development. We intend to continue to execute our growth strategy by the development and construction of new properties. In 2012, we completed a new development property in Nashville, Tennessee comprising of 242 units. Additionally, during 2012, we acquired one parcel of land in Los Angeles, California, where we are pursuing development approvals and one parcel in Bethesda, Maryland for which we have received development approvals to build 140 apartment units and 7,000 square feet of ground floor retail space and where construction has commenced. During 2011, we acquired two parcels of land in Dallas, Texas. One of the two new communities will be located adjacent to our existing San Raphael property in North Dallas. We commenced development of this property during 2012. Our other Dallas land parcel is located in the Turtle Creek section adjacent to downtown Dallas and we have received development approvals to build 249 apartment units. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Property Operations. We operate in many different markets and submarkets. Each of these markets may have characteristics that differ and, as a result, the degree to which we can increase rents varies between markets. However, our goal is to maximize property net operating income in all of our markets through a combination of increasing rents, maintaining occupancy levels and aggressively managing controllable operating expenses. Strategies to increase revenues include constant monitoring of our markets and submarkets, providing superior resident service and creating highly desirable communities in which to live. We leverage the power of the Internet through enhanced property websites and resident portals and by implementing resident billing programs for utilities and refuse collections. We use LROTM, a rental revenue software product that provides comprehensive submarket based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience in our effort to maximize rental revenues and maintain high occupancy levels. We expect LROTM to continue to assist us in generating long term rent growth with daily, incremental rent changes. Our AEC Academy for Career Development provides training and support for our employees, which help us provide better trained, quality personnel at our communities while minimizing employee turnover. We aggressively manage controllable operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at our apartment communities.

Financing and Capital. Proceeds received from new debt, debt refinancings, property sales or equity issuances are invested based upon the expected return and the impact on our balance sheet. Increasing both our coverage ratios and the number of unencumbered assets have been two of our principal objectives. During the past three years, we continued to focus on lowering our cost of debt by financing, refinancing and prepaying debt. The weighted average interest rate on our total debt declined 250 basis points from 6.2% at December 31, 2009 to 3.7% at December 31, 2012. Our interest coverage ratio and fixed charge coverage ratios were 2.98:1 and 2.98:1, respectively, at December 31, 2012, up from 1.72:1 and 1.53:1, respectively, at December 31, 2009.
2012 and Year-to-Date 2013 Activities. On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million 8-year maturity at 4.02% and $87.0 million 10-year maturity at 4.45%.  The $150.0 million total issuance has a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings under our unsecured revolver, including amounts borrowed in December to repay two mortgages totaling approximately $33.6 million.
On October 19, 2012, we completed modifications to our unsecured term loan which included increasing the outstanding principal amount to $150.0 million from $125.0 million and extending the maturity date from June 2016 to January 2018. An investment grade pricing grid was also added to determine the interest rate on the loan upon our attaining investment grade credit ratings. Total costs associated with this modification were $600,000.
During 2012, we sold 681,178 shares under our $25.0 million at-the-market ("ATM") program for total gross proceeds of $11.3 million, or $11.1 million net of sales and commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM had been sold and the program was completed. In August 2012, we entered into an at-the-market ("ATM") program registered with the SEC allowing us to sell up to $75.0 million of our common shares in open market transactions at-the-then market price per share. We intend to use the proceeds for general corporate purposes. There were no shares sold during 2012 under this program.
On June 27, 2012, we sold 6,325,000 of our common shares in an underwritten public offering at a price of $14.40 per share, which resulted in total net proceeds of approximately $87.2 million. Of the 6,325,000 shares sold in this offering, we issued all of the 3,403,333 common shares then remaining in treasury and 2,921,667 authorized and previously unissued common shares. The proceeds were used to fund property acquisitions and development and for general corporate purposes.
In January 2012, we increased our $250.0 million unsecured revolver to $350.0 million. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies. Our borrowing capacity under the revolver is a function of our unencumbered property pool. As of the date of this filing, the maximum amount of borrowings available to us under this revolver was $315.2 million.
2011 Activities. On June 3, 2011, we closed on a $125.0 million unsecured, five year term loan. This loan has a variable interest rate which was 1.92% at December 31, 2012, and matures June 2, 2016. Proceeds from the term loan were used to pay down borrowings outstanding on our $250.0 million unsecured revolver and for general corporate purposes. Debt procurement costs related to this loan were $1.0 million. The Company entered into a forward starting interest rate swap in December 2011 fixing the rate at 1.26% plus the credit spread (which is currently 1.7%), or an all-in rate of 2.96% beginning in June 2013 until June 2016. See Note 10 for additional information regarding this swap.
During 2011, we sold 788,676 shares under the ATM program for total gross proceeds of $13.7 million, or $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes.
2010 Activities. During 2010, we sold 23,575,000 of our common shares in three separate underwritten public offerings. The net proceeds from these offerings, which totaled $288.8 million, were used to (i) repay maturing debt, (ii) redeem all of our outstanding 8.7% Class B Series II Preferred Shares and Trust Preferred Securities, (iii) partially pay for three operating properties, (iv) acquire the land for our Vista Germantown, Nashville, Tennessee, development property that we have completed and stabilized in 2012, (v) repay borrowings on our unsecured revolver and (vi) for general corporate purposes.

General Contractor/Construction. Our subsidiary, Merit, is a general contractor that performs construction services for our own account in connection with the development of multifamily properties we own and operate. Merit also previously performed construction services for third parties. In 2011, we decided to exit the third party construction services business and our work under all third party construction contracts was substantially completed as of December 31, 2011. Among other things, we believe we will realize significant cost savings and improved quality of our development properties as a result of the in-house services performed by Merit.
INCOME TAXES
See Note 9 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
COMPETITIVE CONDITIONS
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K.
CUSTOMERS
Our business, taken as a whole, is not dependent upon any single customer or a few customers.
EMPLOYEES
On February 12, 2013, we employed approximately 410 people.
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
Item 1A. Risk Factors
We are subject to certain risks and uncertainties as described below. These risks and uncertainties are not the only ones we face and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our ability to pay dividends on, and the market price of, our equity securities may be adversely affected if any of such risks operate to result in a material adverse effect upon our operations and/or financial condition.

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

•	our ability to refinance debt on favorable terms at maturity;

•	risks of a lessening of demand for the multifamily units that we own;

•	competition from other available multifamily units, single family units available for rental or purchase, and changes in market rental rates;

•
the failure of development projects or redevelopment activities to achieve expected results due to, among other causes, construction and contracting risks, unanticipated increases in materials and/or labor, and delays in project completion and/or lease-up that result in increased costs and/or reduce the profitability of a completed project;

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

We are dependent on rental income from our multifamily apartment communities. If we are unable to attract and retain residents, or if our residents are unable to pay their rental obligations, our financial condition and funds available for distribution to our shareholders may be adversely affected.
Our multifamily apartment communities are subject to competition. Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. In certain markets, such as Florida and North Carolina, failed condominium conversions or properties originally developed as condominiums are reverting to rentals, creating increasing competition in those markets. Foreclosed single family homes that become rental properties could create additional competition in certain of our markets. Such competition may affect our ability to attract and retain residents and to increase or maintain rental rates.
Our insurance may not be adequate to cover certain risks. There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, acts of war and terrorist attacks that may be uninsurable, are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures and certain employment related claims, generally are not covered by our insurance. Other risks are subject to various limits, sub-limits, deductibles and self insurance retentions, which help to control insurance costs, but which may result in increased exposures to uninsured losses. Significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.
Secured debt financing could adversely affect our performance. At December 31, 2012, 15 of our 52 properties were encumbered by project specific, non-recourse, and (except for five properties), non-cross-collateralized mortgage debt. There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance, and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us. Although Fannie Mae and Freddie Mac continue to provide needed financing to qualified borrowers, such as us, there is no assurance that those mortgage capital sources will remain available or available on competitively favorable terms. Additional sources of secured financing are provided by life insurance companies and commercial banks, which from time-to-time offer terms competitive with Fannie Mae and Freddie Mac. We believe that we currently have access to such financing at competitive terms; however, there can be no assurance that such financing will be available or that we will qualify for such financing in the future. In addition, there are currently numerous proposals before Congress that could curtail the lending ability of Fannie Mae and Freddie Mac.
Financial covenants could limit our ability to achieve our strategic objectives. The agreements governing our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur additional secured and unsecured debt, acquire additional land or development properties and make other strategic investments or business acquisitions or dispositions. These agreements also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. Additionally, our unsecured notes contain certain provisions that mirror the requirements of our unsecured credit facilities. Our unsecured credit facilities and unsecured notes are cross-defaulted and also contain cross default provisions with all of our other outstanding indebtedness of $25.0 million or more.
Real estate investments are generally illiquid, and we may not be able to sell our properties when it is economically or strategically advantageous to do so. Real estate investments generally cannot be sold quickly, and our ability to sell properties may be adversely affected by market conditions. We may not be able to further diversify or vary our portfolio in accordance with our strategies or in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the "Code"), limit the ability of a REIT to sell its properties in some situations when it may be economically advantageous to do so, thereby potentially adversely affecting our ability to make distributions to our shareholders.

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
The costs of complying with laws and regulations could adversely affect our cash flow. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities, such as our leasing offices, that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990, to be accessible to disabled individuals. Other state and local laws also require apartment communities to be disability accessible. The FHAA also prohibits discrimination against protected classes of individuals. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We have been subject to lawsuits alleging violations of handicap design laws in connection with certain of our properties.
Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consulting companies. While these environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect, there can be no assurance that we will not incur such liabilities in the future. There have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. As some of these lawsuits have resulted in substantial monetary judgments or settlements, insurance carriers have reacted by excluding mold-related claims from standard policies and pricing mold endorsements at prohibitively high rates. While we have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents and our properties, should mold become an issue in the future, our financial condition or results of operations may be adversely affected. Further, it is possible that material environmental contamination or conditions exist, or could arise in the future in our apartment communities or on the land upon which they are located or be present in land or improvements which we may acquire in the future.
Changes in applicable laws could adversely affect our operations or expose us to liability. In addition to the costs of compliance with applicable laws currently in effect, applicable laws are subject to change and new legislation may be enacted, all of which may have the effect of increasing our costs of compliance and/or exposing us to increased potential liabilities. Compliance with changes in: (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions; (ii) rent control or rent stabilization laws; (iii) increased construction costs for additional accommodations for disabled residents; (iv) required employee benefits, such as health care coverage, or additional employer obligations; or (v) other governmental rules and regulations or enforcement policies affecting the use and operation of our communities, including changes to building codes and fire and life-safety codes, may result in lower revenue growth or significant unanticipated expenditures.

We are subject to risks associated with development, acquisition and expansion of multifamily apartment communities. Development projects, acquisitions and expansions of apartment communities are subject to a number of risks, including:

•	availability of acceptable financing;

•	competition with other entities for investment opportunities, development or construction services or tenants;

•	failure by our properties to achieve anticipated operating results;

•	development costs of a property exceeding estimates;

•	delays in construction of developments or expansions due to weather, required governmental approvals and/or unavailability of labor and materials;

•	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition; and

•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities.
Failure to succeed in new markets or in activities ancillary to the development, ownership and operation of multifamily residential rental communities may adversely effect our operations. We may, from time to time, commence development activity or make acquisitions outside of our existing market areas when appropriate opportunities arise. Our experience in our existing markets in acquiring, developing, owning and operating multifamily rental communities does not ensure that we will be able to operate successfully in new markets when we choose to enter them.  Entering new markets may expose us to a variety of risks, including an inability to accurately evaluate local apartment market conditions; an inability to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental requirements.  Although we are primarily in the multifamily business, we may also own and lease ancillary retail or commercial office space when such ancillary rental activities are a component of our multifamily rental activities.  We may be unsuccessful in owning and leasing ancillary retail or commercial space at or adjacent to our residential communities, which could have an adverse effect on our results of operations.
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
We have a shareholders rights plan which would delay or prevent a change in control. We also have a shareholders rights plan, which may be triggered if any person or group becomes the beneficial owner of, or announces an offer to acquire, 15.0% or more of our common shares. While our Board of Directors believes that our shareholders rights plan could assist in maximizing value for our shareholders in a change in control transaction, our shareholders rights plan is likely to have the effect of precluding acquisition of control of us without our consent.

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
Changes in tax laws could adversely affect the value of our common stock. If Congress enacts legislation that eliminates the REIT provisions from the Code or otherwise decreases the advantages of qualified REIT status under the Code, such as imposing a direct tax on some or all of our real estate related income, such legislation would likely have an adverse impact upon the market value of our common stock and might also result in a reduction of the dividends payable on our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Portfolio. The following table represents our portfolio as of December 31, 2012, which consists of properties we owned, directly or indirectly.

	Total Number	Total Number
	of Properties	of Units
State
Florida	5	1,494
Georgia	3	1,197
Indiana	3	836
Maryland	3	667
Michigan	7	2,216
North Carolina	3	760
Ohio	17	3,310
Tennessee	1	242
Texas	3	842
Virginia	7	2,386
	52	13,950
Development Projects
Bethesda (1)	—	—
Turtle Creek (2)	—	—
San Raphael Phase II (3)	—	—
The Desmond on Wilshire (4)	—	—

Total	52	13,950

	Location	Acres
Undeveloped Land Parcels
Westlake	Westlake, OH	39.0
Wyndemere	Franklin, OH	10.0

Total undeveloped acres		49.0

(1)	Planned development in Bethesda, Maryland of 140 units with 7,000 square feet ground floor retail.
(2)	Planned development in Dallas, Texas of 249 units.
(3)	Planned development in Dallas, Texas of 99 units.
(4)	Planned development in Los Angeles, California of an estimated 175 units.

	Total Number
	of Units	Age (1)
State
Florida
Courtney Chase	288	9
Cypress Shores	300	21
Vista Lago	316	9
Waterstone at Wellington	222	14
Windsor Pines	368	14
	1,494
Georgia
Cambridge at Buckhead	168	17
Idlewylde	843	11
Morgan Place	186	23
	1,197
Indiana
Center Point	344	15
Residence at White River	228	21
Steeplechase at Shiloh	264	14
	836
Maryland
Annen Woods	131	25
Hampton Point	352	26
Reflections	184	27
	667
Michigan
Arbor Landings	328	13
Clinton Place	202	24
Georgetown Park	480	13
Landings at the Preserve	190	21
Oaks at Hampton	544	24
Spring Valley	224	25
Summer Ridge	248	21
	2,216

(1)	Age of property is determined by the number of years since construction of the property was completed.

	Total Number
	of Units	Age (1)
State
North Carolina
Southpoint Village	211	5
The Apartments at the Arboretum	205	3
The Park at Crossroads	344	6
	760
Ohio
Bedford Commons	112	25
Bradford at Easton	324	16
Heathermoor	280	23
Kensington Grove	76	17
Lake Forest	192	18
Mallard's Crossing	192	22
Perimeter Lakes	189	20
Residence at Barrington	288	13
Saw Mill Village	340	25
St. Andrews at Little Turtle	102	25
Sterling Park	128	18
The Residence at Christopher Wren	264	19
Village at Avon	312	11
Village of Western Reserve	108	14
Westchester Townhomes	136	23
Westlake Seven	7	27
Williamsburg Townhomes	260	22
	3,310
Tennessee
Vista Germantown	242	—
	242
Texas
San Raphael	222	13
The Brixton	224	15
21-Forty Medical District	396	3
	842
Virginia
Ashborough	504	8
Dwell Vienna Metro	250	4
River Forest	300	6
Riverside Station	304	7
The Alexander at Ghent	268	6
The Belvedere	296	7
Westwind Farms	464	6
	2,386
Total	13,950	14

			Anticipated
	Location	Acres	Completion
Development Projects
Bethesda	Bethesda, MD	2.5	2015
Turtle Creek	Dallas, TX	2.4	2015
San Raphael Phase II	Dallas, TX	1.5	2013
The Desmond on Wilshire	Los Angeles, CA	2.2	2015

(1)	Age of property is determined by the number of years since construction of the property was completed.

Indebtedness Encumbering the Properties. We have financed, and in many cases refinanced, the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness. At December 31, 2012, 37 of the 52 wholly owned properties were unencumbered. The remaining 15 properties were encumbered by project specific mortgages, of which five properties were encumbered by cross-collateralized, cross-defaulted mortgage loans.
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
Our common shares are traded on the NYSE and NASDAQ under the trading symbol "AEC." The following table sets forth for the periods indicated the high and low sale prices per common share as reported on the NYSE (composite tape) and the dividends declared per common share.

					Dividends Declared
	Price Range				Per Share
	2012		2011		2012	2011
	High	Low	High	Low
First Quarter	$17.09	$14.80	$16.50	$14.36	$0.17	$0.17
Second Quarter	$17.51	$14.30	$16.97	$15.42	$0.18	$0.17
Third Quarter	$15.60	$14.24	$18.85	$14.58	$0.18	$0.17
Fourth Quarter	$16.13	$14.25	$17.43	$14.26	$0.18	$0.17
					$0.71	$0.68
During the year ended December 31, 2012, net income attributable to AERC was less than the total dividends declared on our common shares. However, cash flow from operations was sufficient to pay cash dividends. See "Liquidity and Capital Resources" in Part II, Item 7 of this report on Form 10-K.
On February 12, 2013, there were approximately 760 holders of record and approximately 17,000 beneficial owners of our common shares.
We maintain a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in our common shares and may also acquire additional common shares which the plan administrator purchases in the open market.
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any shares using this authority during 2012, and we have no present intention to use this authority to repurchase shares. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.

Performance Graph. The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2012, to the cumulative return of the Russell 2000 and the MSCI US REIT Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during this comparison period is not necessarily indicative of future performance.

Total Return Performance

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Associated Estates Realty Corporation
Russell 2000
MSCI US REIT Index

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Associated Estates Realty Corporation	$100.00	$103.56	$141.62	$202.37	$220.37	$233.29
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
MSCI US REIT Index	$100.00	$62.03	$79.78	$102.50	$111.41	$131.20

Source: SNL Financial LC, Charlottesville, VA
© 2013
www.snl.com

Item 6. Selected Financial Data
The following tables set forth selected financial and other data for us on a consolidated basis. The historical financial information contained in the tables has been derived from and should be read in conjunction with (i) our Consolidated Financial Statements and Notes thereto, and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations both included elsewhere herein.

(In thousands, except per share, property and unit count and net collected	Year Ended December 31,
rent amounts)	2012	2011	2010	2009	2008
Operating Data:
Revenue
Property revenue	$173,822	$148,198	$120,918	$113,299	$112,753
Office revenue	1,046	—	—	—	—
Management and service operations:
Fees, reimbursements and other	—	—	817	1,287	1,784
Construction and other services	—	16,869	17,051	1,160	1,010
Total revenue	174,868	165,067	138,786	115,746	115,547

Total expenses	(141,370)	(145,578)	(119,648)	(95,250)	(94,375)

Interest expense	(30,838)	(30,769)	(29,179)	(31,357)	(32,703)

Income (loss) from continuing operations	2,660	(11,280)	(10,041)	(10,861)	(11,531)
Income from discontinued operations:
Operating income, net of interest expense	1,102	2,051	1,211	1,590	1,009
Gain on disposition of properties	26,849	14,597	245	15,534	45,202
Income from discontinued operations	27,951	16,648	1,456	17,124	46,211
Net income (loss)	30,611	5,368	(8,585)	6,263	34,680
Net income attributable to noncontrolling interests	(19)	(40)	(51)	(53)	(53)
Net income (loss) attributable to AERC	30,592	5,328	(8,636)	6,210	34,627
Preferred share dividends	—	—	(2,030)	(4,199)	(4,655)
Preferred share redemption/repurchase costs	—	—	(993)	—	(143)
Discount on preferred share repurchase	—	—	—	—	2,289
Allocation to participating securities	—	—	—	(423)	(730)
Net income (loss) applicable to common shares	$30,592	$5,328	$(11,659)	$1,588	$31,388

Earnings per common share - Basic:
Income (loss) from continuing operations
applicable to common shares	$0.06	$(0.27)	$(0.43)	$(0.91)	$(0.87)
Income from discontinued operations	0.60	0.40	0.05	1.01	2.80
Net income (loss) applicable to common shares	$0.66	$0.13	$(0.38)	$0.10	$1.93

Earnings per common share - Diluted:
Income (loss) from continuing operations
applicable to common shares	$0.06	$(0.27)	$(0.43)	$(0.91)	$(0.87)
Income from discontinued operations	0.60	0.40	0.05	1.01	2.80
Net income (loss) applicable to common shares	$0.66	$0.13	$(0.38)	$0.10	$1.93

Weighted average shares outstanding - basic	46,063	41,657	30,421	16,516	16,262

Weighted average shares outstanding - diluted	46,553	41,657	30,421	16,516	16,262

Dividends declared per common share	$0.71	$0.68	$0.68	$0.68	$0.68

	2012	2011	2010	2009	2008
Cash flow data:
Cash flow provided by operations	$70,606	$53,317	$33,511	$31,300	$24,665
Cash flow (used for) provided by investing activity	$(157,319)	$(146,333)	$(283,432)	$16,450	$41,051
Cash flow provided by (used for) financing activity	$87,125	$92,974	$250,691	$(47,701)	$(63,714)

Balance Sheet Data at December 31:
Real estate assets, net	$1,139,917	$986,834	$875,000	$638,535	$673,848
Total assets	$1,172,477	$1,018,493	$918,235	$662,505	$699,896
Total debt	$716,778	$664,788	$555,666	$525,836	$557,481
Total shareholders' equity attributable to AERC	$403,398	$308,793	$316,184	$99,440	$105,621

Other Data:
Property net operating income (1) (7)	$105,591	$89,156	$70,739	$65,822	$66,054
Funds from operations (2) (8)	$57,179	$42,707	$26,153	$20,501	$21,893
Funds from operations as adjusted (3) (8)	$59,330	$42,707	$27,075	$19,273	$21,706
Funds available for distribution (4) (8)	$52,820	$36,417	$22,291	$14,213	$15,636
Total properties (at end of period)	52	53	52	48	50
Total multifamily units (at end of period)	13,950	13,908	13,662	12,108	12,672
Average monthly net collected rent per unit (5)	$1,052	$963	$859	$852	$858
Physical occupancy (6)	95.9%	95.2%	94.8%	93.9%	93.0%

(1)
We consider property net operating income ("property NOI") to be an important indicator of the overall performance of our multifamily property portfolio because it reflects the operating performance of our property portfolio and is used to assess regional property level performance. Property NOI is determined by deducting property operating and maintenance expenses from property revenue. Property NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner. Property NOI has been restated for discontinued operations for periods shown.

(2)
We calculate funds from operations ("FFO") in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. See Note 8 below for those items that are used to compute FFO. Other real estate companies may define FFO in a different manner.

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

(4)
We define funds available for distribution ("FAD") as FFO as adjusted, as defined above, plus depreciation other and amortization of deferred financing fees less recurring fixed asset additions.  Fixed asset additions exclude development, investment, revenue enhancing and non-recurring capital additions.  We consider FAD to be an appropriate supplemental measure of the performance of an equity REIT because, like FFO and FFO as adjusted, it captures real estate performance by excluding gains or losses from the disposition of properties and land and depreciation on real estate assets and amortization of intangible assets.  Unlike FFO and FFO as adjusted, FAD also reflects the recurring capital expenditures that are necessary to maintain the associated real estate. See Note 8 below for a reconciliation of FFO as adjusted to FAD.

(5)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual rental revenue collected per unit.

(6)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

(7)	Reconciliation of property NOI to net income (loss) attributable to AERC:

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008

Property net operating income	$105,591	$89,156	$70,739	$65,822	$66,054
Office revenue	1,046	—	—	—	—
Fees, reimbursements and other revenue	—	—	817	1,287	1,784
Construction and other services revenue	—	16,869	17,051	1,160	1,010
Direct property management and service company expense	—	—	(745)	(1,107)	(1,062)
Construction and other services expenses	(176)	(19,297)	(16,415)	(1,745)	(1,338)
Depreciation and amortization	(54,306)	(50,321)	(35,818)	(31,317)	(32,448)
General and administrative expense	(16,995)	(15,944)	(15,684)	(14,024)	(14,330)
Development costs	(864)	(435)	(208)	—	—
Costs associated with acquisitions	(798)	(539)	(599)	—	—
Interest expense	(30,838)	(30,769)	(29,179)	(31,357)	(32,703)
Gain on insurance recoveries	—	—	—	420	—
Equity in net income of joint ventures	—	—	—	—	1,502
Income from discontinued operations:
Operating income, net of interest expense	1,102	2,051	1,211	1,590	1,009
Gain on disposition of properties	26,849	14,597	245	15,534	45,202
Income from discontinued operations	27,951	16,648	1,456	17,124	46,211
Net income (loss)	30,611	5,368	(8,585)	6,263	34,680
Net income attributable to noncontrolling redeemable interest	(19)	(40)	(51)	(53)	(53)
Net income (loss) attributable to AERC	$30,592	$5,328	$(8,636)	$6,210	$34,627

(8)	Reconciliation of net income (loss) attributable to AERC to FFO, FFO as adjusted and FAD:

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008

Net income (loss) attributable to AERC	$30,592	$5,328	$(8,636)	$6,210	$34,627
Depreciation - real estate assets	48,547	44,006	35,593	32,822	32,560
Depreciation - real estate assets - joint ventures	—	—	—	—	91
Amortization of intangible assets	4,889	7,970	2,219	1,068	3,929
Preferred share dividends	—	—	(2,030)	(4,199)	(4,655)
Preferred share redemption/repurchase costs	—	—	(993)	—	(143)
Preferred share repurchase discount	—	—	—	—	2,289
Gain on disposition of joint venture property	—	—	—	—	(1,603)
Gain on disposition of properties	(26,849)	(14,597)	—	(15,400)	(45,202)
Funds from operations	57,179	42,707	26,153	20,501	21,893

Gain on insurance recoveries	—	—	(245)	(665)	—
Defeasance/prepayment and other costs
associated with debt repayments	2,430	—	—	—	1,959
Preferred share repurchase costs	—	—	993	—	143
Preferred share repurchase discount	—	—	—	—	(2,289)
Trust preferred redemption costs	—	—	727	—	—
Refund of defeasance costs for previously defeased loans	(279)	—	(553)	(563)	—
Funds from operations as adjusted	59,330	42,707	27,075	19,273	21,706

Depreciation - other assets	2,108	1,954	1,827	1,522	1,378
Depreciation - other assets - joint ventures	—	—	—	—	3
Amortization of deferred financing fees	2,128	1,970	1,415	1,225	1,296
Amortization of deferred financing fees - joint ventures	—	—	—	—	1
Recurring fixed asset additions	(10,746)	(10,214)	(8,026)	(7,807)	(8,739)
Recurring fixed asset additions - joint ventures	—	—	—	—	(9)
Funds available for distribution	$52,820	$36,417	$22,291	$14,213	$15,636

Funds from operations per common share - basic	$1.24	$1.03	$0.85	$1.20	$1.35
Funds from operations as adjusted per common share - basic	$1.29	$1.03	$0.89	$1.17	$1.33

Funds from operations per common share - diluted	$1.23	$1.03	$0.85	$1.20	$1.35
Funds from operations as adjusted per common share - diluted	$1.27	$1.03	$0.89	$1.17	$1.33

Weighted average shares outstanding - basic	46,063	41,657	30,421	16,516	16,262

Weighted average shares outstanding - diluted	46,553	41,657	30,421	16,516	16,262

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2013 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date of the document. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements. For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this report on Form 10-K.
Overview. We are engaged primarily in the ownership and operation of multifamily residential units. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor that acts as our in-house construction division. During the year ended December 31, 2012, our primary sources of cash and revenue from operations were rents from the leasing of our apartment units, which represented 99.4% of our consolidated revenue for the year.
The operating performance of our properties is affected by general economic factors including, but not limited to, household formation, job and wage growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and, in certain markets, the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. Additionally, our performance may be affected by the access to, and cost of, debt and equity.
Rental revenue collections are impacted by rental rates and occupancy levels. We use LROTM, a rental revenue software product that provides comprehensive submarket based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience in our efforts to maximize rental revenues and maintain high occupancy levels. We expect LROTM to continue to assist us in generating long term rent growth and asset stability with daily, incremental rent changes. We adjust our rental rates in our continuing effort to adapt to changing market conditions and maximize rental revenue. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property NOI, FFO and FFO as adjusted to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization of intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are excluded from FFO. See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI, FFO and FFO as adjusted to consolidated net income (loss) in accordance with accounting principles generally accepted in the United States ("GAAP").
Our Same Community portfolio includes properties that we have owned and operated for the entire two-year period ending December 31, 2012 and consists of 44 properties containing 11,856 units. Our Same Community portfolio accounted for 87.1% of total revenue and 87.6% of our property NOI in 2012. Acquired/Development properties represent four properties acquired in 2012, a 242-unit development in Nashville, Tennessee completed and stabilized in 2012 and three properties acquired in 2011. See Results of Operations for an additional discussion of our Same Community properties.

Same Community property NOI increased 6.9% in 2012 compared to 2011 primarily as a result of a $3.2 million or 8.2% increase in property NOI from our Midwest (Ohio, Michigan and Indiana) portfolio. Our Mid-Atlantic (Maryland, Metro DC and Virginia) portfolio property NOI increased $1.7 million or 5.5%, our Southeast (Georgia and Florida) portfolio property NOI increased $919,000 or 5.6%, and our Southwest (Texas) portfolio property NOI increased 13.7% or $170,000 in 2012.
The following table presents property NOI results for 2012 and 2011:

	Year Ended December 31,
	2012	2011
(In thousands)	Property NOI	Property NOI	Variance
Same Community Properties:
Midwest	$42,264	$39,054	$3,210
Mid-Atlantic	31,583	29,923	1,660
Southeast	17,282	16,363	919
Southwest	1,409	1,239	170
Total Same Community	92,538	86,579	5,959
Acquired Properties	11,432	2,683	8,749
Development	1,621	(106)	1,727
Total Property NOI	$105,591	$89,156	$16,435
Our 2013 earnings guidance anticipates the acquisition of zero to $100.0 million of properties and the disposition of $60.0 million to $100.0 million of properties. Additionally, our development spend is expected to be approximately $60.0 million to $70.0 million, and includes the completion of the 99-unit expansion to our San Raphael property in Dallas. We intend to continue to evaluate potential property acquisitions and development opportunities within our investment criteria. We also may sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity, an increase in cash flow or further enhance our strategic objectives. We will continue to focus on the ratio of our total debt to gross real estate assets which was 47.4% at December 31, 2012 compared with 49.4% at December 31, 2011, and the level of secured debt to gross real estate assets, which was 24.9% at December 31, 2012 compared to 35.8% at December 31, 2011. We will also continue to focus on our fixed charge coverage ratio, which improved to 2.98 times at December 31, 2012 from 2.34 times at December 31, 2011.
In order to maximize property NOI, we plan to continue our efforts toward improving revenue, controlling costs and realizing operational efficiencies at the property level, both regionally and portfolio-wide. In 2013, at the midpoint of our guidance, we expect Same Community property NOI to increase 5.75%, driven by a 4.5% increase in property revenue and a 2.5% increase in property operating expenses compared to 2012. The increase in revenue will primarily be due to maintaining physical occupancy levels and from increased rental rates. However, the uncertainties caused by economic and financial conditions complicate our ability to forecast future performance. We believe that the apartment industry is better situated to weather a slow growing or recessionary environment or a delayed recovery than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays. Government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors. Our 2013 expectations could be adversely impacted if recessionary forces resume or if Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry. Moreover, unless and until sustained job and wage growth occurs in our markets, significant continued rental growth may be limited.

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
A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer. As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a taxable REIT subsidiary (“TRS”) that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 25.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of intercompany interest and other expenses charged in transactions between a TRS and a REIT are subject to arms length allocation requirements contained in the Code and Treasury regulations. We believe we have qualified and plan to, and believe we will, continue to qualify as a REIT, however, qualification is subject to the satisfaction of numerous highly technical and complex requirements. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. See "Risk Factors" in Item 1A of this report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:
Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2012	2011	2010

Net cash provided by operations	$70,606	$53,317	$33,511
Fixed assets:
Acquisitions and development expenditures	(207,207)	(165,271)	(266,283)
Net property disposition proceeds	64,422	28,961	—
Recurring, revenue enhancing and non-recurring capital expenditures	(12,314)	(11,561)	(15,012)
Debt:
(Decrease) Increase in mortgage notes	(132,784)	18,623	(24,390)
Increase (decrease) in revolving credit facility borrowings	132,500	(34,500)	80,000
Increase in term loan borrowings	25,000	125,000	—
Redemption of trust preferred securities	—	—	(25,780)
Exercise of stock options	312	810	5,418
Common share issuances	98,149	13,300	288,835
Preferred share redemption	—	—	(48,263)
Cash dividends and operating partnership distributions paid	(32,460)	(28,139)	(21,902)
Purchase of treasury shares	(959)	(857)	(634)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2012 consisted of five mortgage loans totaling approximately $79.8 million. We have repaid all of these loans with proceeds from borrowings on our unsecured revolver. In addition we prepaid four mortgage loans totaling $76.7 million in 2012 and incurred prepayment penalties of $2.1 million. We also repaid a construction loan totaling $21.7 million.

As of the filing date of this report on Form 10-K, we have loans totaling $130.5 million maturing in 2013. We intend to repay these loans from borrowings on one or more of the following sources: borrowings on our unsecured revolver, unsecured debt financings, proceeds from property sales or proceeds from the sale of common shares.
In January 2012, we entered into an Amended and Restated Credit Agreement, that among other things, increased the maximum amount of borrowings under our unsecured revolver to $350.0 million, extended the maturity date to January 11, 2016 and provided for a one year extension option. Additionally, the Amended and Restated Credit Agreement provides for an increase of the total facility to $400.0 million upon our request and the agreement of the lenders participating in the facility. Our borrowing capacity under the revolver is a function of our unencumbered property pool. As of February 12, 2013, the maximum amount of borrowings available to us under the revolver was $315.2 million and borrowings outstanding totaled $39.5 million.
On October 19, 2012, we completed modifications to our unsecured term loan which included increasing the outstanding principal amount to $150.0 million from $125.0 million and extending the maturity date from June 2016 to January 2018. Total costs associated with this modification were $600,000.
During 2012, we sold 681,178 shares under our $25.0 million at-the-market ("ATM") program for total gross proceeds of $11.3 million, or $11.1 million net of sales and commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM had been sold and the program was completed. In August 2012, we registered an ATM program allowing us to sell up to $75.0 million of our common shares in open market transactions at-the-then market price per share. There were no shares sold during 2012 under this program. Our ability to access the capital markets affords us additional liquidity as demonstrated by our sale of 6,325,000 of our common shares in an underwritten public offering in June 2012. The net proceeds from this offering, which totaled approximately $87.2 million, were used to fund property acquisitions and development and for general corporate purposes. As of the filing date, equity and/or debt securities of up to $258.8 million remain available for public offerings under our current shelf registration statement which expires in June 2013.
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million 8-year maturity at 4.02% and $87.0 million 10-year maturity at 4.45%.  The $150.0 million total issuance has a weighted average term of 9.2 years at a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings under the unsecured revolver, including amounts borrowed in December to repay two mortgages totaling approximately $33.6 million.
Cash flow provided by operations increased $17.3 million when comparing 2012 to 2011. The increase was primarily due to a 6.9% increase in Same Community property NOI and the contribution from the four properties acquired during 2012, the three properties acquired during 2011 and the completion and lease up of our Vista Germantown development in 2012.
Cash flow provided by operations increased $19.8 million when comparing 2011 to 2010. The increase was primarily due to an increase in property NOI as a result of the acquisition of four properties during 2010, the completion of a 60-unit expansion at one of our existing properties and the acquisition of three additional properties during 2011.
Shelf Availability. We have a shelf registration statement that relates to the offering, from time to time, of debt securities (including convertible debt), preferred shares, depositary shares, common shares and common share warrants. The amount of securities originally registered under this registration statement was $500.0 million and it expires in June 2013. Securities and/or debt offerings up to $258.8 million are currently available under this shelf registration statement. As of the filing date of this document, we qualify as a well-known seasoned issuer and intend to file a new shelf registration statement that will be effective upon filing prior to the expiration of the existing shelf.

Liquidity: Normal Business Operations. We anticipate that we will meet our normal business operations and liquidity requirements for the upcoming year generally through net cash provided by operations. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver and secured and unsecured borrowings are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements.
Liquidity: Non-Operational Activities. Sources of cash available for repayment of debt, any property acquisitions and funding other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver, the sale of properties and possibly the sale of common shares. The development of the 99-unit expansion of San Raphael Apartments will be financed from our unsecured revolver. Additionally, we anticipate that the development of our planned Turtle Creek apartment community in Dallas, our Bethesda development in Maryland and our Desmond development in Los Angeles will be funded from some combination of property sale proceeds, construction financings, borrowings on our unsecured revolver or the sale of common shares.
Long-Term Contractual Obligations. The following table summarizes our long-term contractual obligations at December 31, 2012, as defined by Item 303(a)(5) of Regulation S-K of the Securities Exchange Act of 1934.

	Payments Due In
(In thousands)					2018 and
Contractual Obligations	Total	2013	2014-2015	2016-2017	Later Years

Debt payable - principal	$716,778	$138,651	$80,850	$456,110	$41,167
Debt payable - interest	80,233	23,794	30,976	11,495	13,968
Operating leases	610	177	265	156	12
Purchase obligations	82,554	6,153	194	76,207	—
Total	$880,175	$168,775	$112,285	$543,968	$55,147
Debt Payable - Principal. Debt payable - principal includes principal payments on all property specific mortgages, the unsecured term loan and the unsecured revolver based on amounts and terms of debt in existence at December 31, 2012. For detailed information about our debt, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Debt Payable - Interest. Debt payable - interest includes accrued interest at December 31, 2012, and interest payments as required based upon the terms of the debt in existence at December 31, 2012. Interest related to floating rate debt included in the above table was calculated based on applicable rates as of December 31, 2012.
Operating Leases. We lease certain equipment and facilities under operating leases. For detailed information about our lease obligations, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Purchase Obligations. Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement. Our purchase obligations include, but are not limited to, obligations under construction contracts for labor and materials as well as vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services. In addition, 2016 includes a purchase agreement to acquire a property to be developed in Florida for a purchase price of $80.2 million, net of a $4.0 million earnest money deposit. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to a 18-month period to allow for lease up of the property. Closing will not occur unless the closing conditions are satisfied which is not expected to occur until 2016. If we choose not to purchase the property despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit. Obligations included in the above table represent agreements dated December 31, 2012, or earlier.

Dividends. On December 6, 2012, we declared a dividend of $0.19 per common share, which was paid in cash on February 1, 2013, to shareholders of record on January 15, 2013. We anticipate that we will continue paying regular quarterly dividends in cash. Effective beginning with the dividend paid in February, 2013, we have increased the quarterly dividend to $0.19 per share from $0.18 per share. In conjunction with revising the Company's dividend policy, the Board of Directors evaluated the Company's past performance and future prospects for earnings growth. Additional factors considered in determining the increase included current dividend distributions, the relationship of dividend distributions to taxable income, distribution requirements under rules governing REITs, and expected growth in taxable income.
Capital Expenditures. We anticipate incurring approximately $14.6 million in capital expenditures for 2013. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures. Additionally, we anticipate the acquisition of zero to $100.0 million of properties and the disposition of $60.0 million to $100.0 million of properties. Furthermore, our development spend is expected to be approximately $60.0 million to $70.0 million.
The following table identifies our capital expenditures for December 31, 2012 and 2011:

	Actual	Actual
(In thousands)	2012	2011	Variance
Recurring fixed asset additions	$10,659	$9,815	$844
Revenue enhancing/non-recurring
fixed asset additions	1,655	1,746	(91)
Acquisition fixed asset additions:
Operating property acquisitions	157,587	132,599	24,988
Acquisition-related projects	1,919	5,402	(3,483)
Total acquisition fixed asset additions	$159,506	$138,001	$21,505
Development fixed assets:
Internal costs	2,363	582	1,781
Capitalized interest	1,460	738	722
Land and other development costs	43,878	25,950	17,928
Total development fixed asset additions	$47,701	$27,270	$20,431
Total fixed asset additions	$219,521	$176,832	$42,689
Capital expenditures have increased primarily due to the four acquisitions during 2012 and the current and future development of four multifamily properties.

Financing and Other Commitments. The following table identifies our total debt outstanding as of December 31, 2012:

	Balance	Percentage	Weighted
	Outstanding	of	Average
(Dollar amounts in thousands)	December 31, 2012	Total Debt	Interest Rate
Fixed Rate Debt:
Secured	$376,278	52.5%	5.4%
Total Fixed Rate Debt	376,278	52.5%	5.4%

Variable Rate Debt Hedged:
Unsecured - term loan (1)	125,000	17.4%	1.9%
Total Variable Rate Debt Hedged	125,000	17.4%	1.9%

Variable Rate Debt Unhedged:
Unsecured - revolver	190,500	26.6%	1.7%
Unsecured - term loan	25,000	3.5%	1.9%
Total Variable Rate Debt Unhedged	215,500	30.1%	1.7%
Total Debt	$716,778	100.0%	3.7%

(1)
The Company entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 until June 2016 on $125.0 million of the term loan balance at a rate of 1.26% plus the credit spread under our term loan (which was 1.7% as of December 31, 2012), or an all-in rate of 2.96%. The loan matures in January 2018.

The following table provides information on fixed rate mortgage loans repaid, as well as loans obtained/assumed during 2012:

(Dollar amounts in thousands)	Loans Repaid				Loans Obtained/Assumed
Property	Amount		Interest Rate (4)		Amount		Interest Rate		Maturity

Arbor Landings	$16,074		7.9%		$—		N/A		N/A
Bradford at Easton	12,109		7.9%		—		N/A		N/A
Center Point	16,500		5.8%		—		N/A		N/A
Residence at Barrington	19,500		5.8%		—		N/A		N/A
River Forest	18,325	(5)	5.7%		—		N/A		N/A
The Belvedere	25,280	(5)	5.6%		—		N/A		N/A
The Falls	15,660		7.9%		—		N/A		N/A
Vista Germantown	21,663		3.5%		—		N/A		N/A
Courtney Chase	20,161	(5)	4.6%		—		N/A		N/A
Steeplechase	12,967	(5)	4.6%		—		N/A		N/A
Dwell Vienna Metro	—		N/A		41,200	(1)	3.7%		June 2022
The Park at Crossroads	—		N/A		27,589	(2)	3.1%	(2)	August 2016
Total / weighted average rate	$178,239		5.8%	(3)	$68,789		3.5%	(3)

(1)	Debt procurement costs related to this loan were $380.

(2)
Fair value amount of loan assumed at time of acquisition. The principal balance at time of acquisition was $24.9 million with an interest rate of 6.3%. Debt procurement costs related to this loan were $280. Contract interest rate shown is not adjusted for fair value adjustment to principal amount of loan.

(3)	Represents weighted average interest rate for the loans listed.

(4)	Represents interest rate at the time of repayment.

(5)	In conjunction with the prepayment of four loans we incurred $2.1 million of prepayment penalties and $350 in write-offs of deferred financing costs, which are included in "Interest expense."

At December 31, 2012, we had 37 unencumbered properties. These properties generated net income of $21.7 million for the year ended December 31, 2012, and had a net book value of $648.8 million at December 31, 2012.
We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are included in the previous contractual obligations table.
Operating Partnership. We own one of our properties, Windsor Pines, in Pembroke Pines, Florida, containing 368 apartment units, through an Operating Partnership structured as a "DownREIT". As general partner of the DownREIT, we have guaranteed the obligation of the DownREIT Partnership to redeem limited partner interests ("OP units") held by the limited partners. The DownREIT Partnership is obligated to redeem OP units for our common shares or cash, in certain circumstances, at a price per OP unit equal to the average closing price of our common shares for the 20-day period preceding a limited partner's redemption notice. As of December 31, 2012, there were 74,083 OP units remaining having a carrying value of $1.7 million, and 447,949 of the original 522,032 OP units had been redeemed. These transactions had the effect of increasing our interest in the DownREIT Partnership from 85.0% to 97.6%. For additional information regarding the OP units, see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Development Partnership. On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million that it intends to use for the development of approximately 140 multifamily units and 7,000 square feet of retail space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest through February 2013 when we funded the redemption of the interest of the minority 10% partner of the partnership. We have determined that this entity was not a variable interest entity and that we held a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the non-controlling interest in this entity met the criterion to be classified as a component of permanent equity. The partnership engaged Merit to act as general contractor in the construction of this property. On February 15, 2013, we funded the development partnership's redemption of Bristol's partnership interest and we now own a 100% interest in the Vista Germantown property.
Acquisition and Development Activities. During 2012, we acquired four properties for an approximate total purchase price of $162.6 million, which includes a $24.9 million loan that we assumed. In addition, in 2012, we acquired land for development of an apartment community in Los Angeles, California that also includes a building containing approximately 78,800 total square feet of office and retail space. The aggregate purchase price for the land and building was approximately $37.3 million. During 2011, we acquired three properties for a total purchase price of approximately $136.0 million, which includes a $12.3 million loan that we assumed. For additional information regarding the loans assumed in 2012 and 2011, see Note 6 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
During 2012, we began construction on San Raphael Phase II, a 99-unit expansion in Dallas, Texas, as well as our 140 unit development in Bethesda, Maryland. For additional information regarding these developments, see Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
We intend to continue to evaluate opportunities to acquire land for development and property acquisitions. Any future acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of common shares.

Dispositions. During 2012, we sold six properties for net cash proceeds of approximately $64.4 million. The operating results of these properties, along with the gains of $26.8 million that we recognized, are included in "Income from discontinued operations."
General Contractor/Construction. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. Additionally, Merit completed construction of our 242-unit Vista Germantown property in Nashville, Tennessee, as previously described and is serving as general contractor for our 99-unit expansion to our San Raphael property in Dallas that is expected to be completed in 2013.
RESULTS OF OPERATIONS
In the following discussion, our Same Community portfolio for the comparison of the years ended December 31, 2012 and 2011 consists of 44 properties containing 11,856 units. In 2012, the four properties that we acquired in 2010 (Riverside Station, The Ashborough, San Raphael and Westwind Farms), containing 1,494 total units moved into the Same Community portfolio from the Acquired Properties portfolio. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. The six properties that we sold during 2012 containing 1,356 total units have been removed from the Same Community portfolio. Acquired/Development properties represent four properties acquired in 2012, a 242-unit development in Nashville, Tennessee completed in 2012 and three properties acquired in 2011.
In the following discussion, our Same Community portfolio for the comparison of the years ended December 31, 2011 and 2010 consists of 40 properties containing 10,362 units. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. The eight properties that we sold during 2012 and 2011 containing 1,806 total units have been removed from the Same Community portfolio. Acquired/Development properties represent three properties acquired in 2011 and four properties acquired in 2010 and a 60-unit expansion of a Virginia property, which was completed in 2010.
Net income from continuing operations increased $13.9 million during 2012 compared to 2011 primarily as a result of an increase in total revenues of $9.8 million and a decrease of $4.2 million in total expenses. The net loss from continuing operations increased $1.2 million during 2011 compared to 2010 primarily as a result of an increase in total revenues of $26.3 million net of increases of $25.9 in operating expenses and $1.6 million in interest expense.
The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when comparing
	the years ended December 31,
(Dollar amounts in thousands)	2012 to 2011		2011 to 2010

Property revenue	$25,624	17.3%	$27,280	22.6%
Management and service company revenue	—	—%	(817)	(100.0)%
Construction and other services revenue	(16,869)	(100.0)%	(182)	(1.1)%
Property operating and maintenance expenses	9,189	15.6%	8,863	17.7%
Depreciation and amortization	3,985	7.9%	14,503	40.5%
Direct property management and service company expenses	—	—%	(745)	(100.0)%
Construction and other services expense	(19,121)	(99.1)%	2,882	17.6%
General and administrative expenses	1,051	6.6%	260	1.7%
Interest expense	69	0.2%	1,590	5.4%
Income from discontinued operations	11,303	67.9%	15,192	1,043.4%

Property Revenue. Property revenue is impacted by a combination of rental rates, rent concessions and occupancy levels, i.e., net collected rent per unit. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy (1)
	For the Comparison Period		For the Comparison Period
	December 31,		December 31,
	2012	2011	2011	2010
Same Community Properties:
Midwest	96.0%	96.6%	96.6%	95.7%
Mid-Atlantic	96.0%	95.5%	91.1%	91.6%
Southeast	95.9%	90.9%	90.9%	92.8%
Southwest	97.7%	97.3%	N/A	N/A
Total Same Community	96.0%	95.2%	95.1%	94.9%
Acquired Properties	95.2%	95.7%	95.8%	95.6%
Development (2)	97.1%	N/A	100.0%	93.3%
Total	95.9%	95.2%	95.2%	95.0%

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.
(2)	The years ended 2012 and 2011 reflect a 242-unit development in Nashville, Tennessee that was completed in 2012 and 2010 reflects a 60-unit expansion of a Virginia property completed in 2010.

	Average Monthly Net Collected Rent Per Unit (1)
	For the Comparison Period		For the Comparison Period
	December 31,		December 31,
	2012	2011	2011	2010
Same Community Properties:
Midwest	$905	$846	$846	$807
Mid-Atlantic	$1,350	$1,286	$1,193	$1,131
Southeast	$1,021	$972	$972	$953
Southwest	$924	$874	N/A	N/A
Total Same Community	$1,035	$977	$927	$890
Acquired Properties	$1,189	$1,361	$1,331	$1,329
Development (2)	$831	N/A	$925	$688
Total	$1,052	$998	$997	$994

(1)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual rental revenue collected per unit.

(2)	The years ended 2012 and 2011 reflect a 242-unit development in Nashville, Tennessee that was completed in 2012 and 2010 reflects a 60-unit expansion of a Virginia property completed in 2010.
Property revenue increased in 2012 compared to 2011 primarily as a result of an increase of $16.9 million contributed by the acquired and development properties. Property revenue for the Same Community properties increased $8.7 million primarily due to an increase in net collected rents (potential rent less concessions and vacancies). All markets improved with the largest improvement coming from the Midwest portfolio. Property revenue increased in 2011 compared to 2010 primarily as a result of an increase of $22.8 million contributed by the acquired and development properties. Property revenue for 2011 compared to 2010 for the Same Community properties increased $4.8 million primarily due to an increase in net rents and a decline in the amount of vacancy losses.
Management and Service Company Revenue. The management and service company revenues declined $817,000 when comparing 2011 to 2010. Effective during 2011, we terminated our remaining property and asset management contracts and exited the third party management business. Therefore, we will no longer be reporting management fee revenue.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $9.2 million when comparing 2012 to 2011. This increase was primarily due to property operating and maintenance expenses for the acquired and development properties increasing $6.5 million and the Same Community properties increasing $2.7 million when comparing the two years. Property operating and maintenance expenses increased $8.9 million when comparing 2011 to 2010. This increase was primarily due to an increase of $8.1 million related to the properties acquired in 2010 and 2011.
Depreciation and Amortization. Depreciation and amortization increased $4.0 million when comparing 2012 to 2011. This increase was primarily due to an increase of approximately $6.5 million in depreciation due to the acquired and development properties and an increase of $2.9 million in amortization of intangible assets recorded in connection with the acquired properties. This was partially offset by a $6.3 million reduction in amortization of intangibles for the Same Community properties. The intangible assets, consisting primarily of relationships with residents under 12 month leases, are being amortized over a 12 month period. Depreciation and amortization increased $14.5 million when comparing 2011 to 2010. This increase was primarily due to an increase of approximately $7.8 million in depreciation due to the acquired and development properties and an increase of $5.8 million in amortization of intangible assets recorded in connection with the properties acquired during 2011. The intangible assets are being amortized over a 12 month period for residential leases. The $1.9 million intangible asset recorded in conjunction with the acquisition of an office building in 2012 is being amortized over the life of the lease, which is 60 months.
Direct Property Management and Service Company Expenses. Direct property management and service company expenses decreased $745,000 in 2011 compared to 2010 due to our terminating all property and asset management contracts and exiting the third party management business, as referenced above.
Construction and Other Services. In 2011, we decided to exit the third party construction services business, and at December 31, 2011, we had substantially completed our work under all third party construction contracts. We continue to provide general contracting and construction management services for our own account in connection with the development of multifamily properties we will own and operate. During 2011 and 2010, Merit worked on ten projects for third parties. Revenues for 2011 were in line with revenues earned in 2010, while 2011 expenses increased by approximately $2.9 million primarily as a result of additional construction costs incurred for certain rehabilitation projects subject to guaranteed maximum price contracts.
General and Administrative Expenses. General and administrative expenses increased $1.1 million when comparing 2012 to 2011. This increase was primarily due to increases in payroll resulting from higher incentive compensation awards.
Interest Expense. There were no significant interest expense variances when comparing 2012 to 2011. Interest expense increased $1.6 million when comparing 2011 to 2010. The increase was primarily due to the following: interest on mortgage loans secured by Same Community properties declined $4.3 million as a result of the prepayment of seven loans in 2011 totaling $53.3 million and five loans in 2010 totaling $57.3 million. Interest expense on mortgage loans secured by acquired properties increased $3.2 million due to the addition of two loans totaling $60.5 million in 2011 and a $36.0 million loan in 2010. Additionally, interest expense in connection with our unsecured revolver and unsecured term loan increased $2.1 million due to increased borrowings on the unsecured revolver throughout 2011 when compared to 2010 and the closing of the unsecured term loan in June 2011. Furthermore, our weighted average interest rate declined to 4.8% at December 31, 2011 from 5.5% at December 31, 2010.
Income from Discontinued Operations. Included in discontinued operations for the years ended December 31, 2012 and 2011 are the operating results and the gains related to six wholly owned properties that were sold in 2012 and two wholly owned properties that were sold in 2011. Also included in 2010 is a gain on insurance recoveries of $245,000, net of our deductible, which resulted from the settlement of windstorm damage at one of the properties sold in 2011. For further details on "Income from discontinued operations," see Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Preferred Share Repurchase Costs. On June 7, 2010, we redeemed all of our 8.7% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date. In connection with the issuance of the 8.7% Class B Preferred Shares in December 2004, we incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders' equity. We recognized the $1.0 million of issuance costs as a reduction in net earnings in computing our net loss applicable to common shares for the year ended December 31, 2010.
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
Critical Accounting Estimates
Our consolidated financial statements include accounts of all subsidiaries, our two taxable REIT subsidiaries, the Operating Partnership structured as a DownREIT that owns one of our operating properties in Florida and the partnership in which we were a 90.0% partner that owns our development property in Nashville, Tennessee and a partnership in which we are a 97.0% partner that owns our development property in Bethesda, Maryland. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes. In preparing these consolidated financial statements, we have utilized information available including industry practice and our own past history in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome that we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of other companies in similar businesses.
We have identified four critical accounting policies. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The four critical accounting policies are:
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
Real Estate Taxes. We estimate the amount of real estate taxes, for which we will be liable, based upon assumptions relating to possible changes in millage rates and property value reassessments. In most circumstances, the actual millage rates or reassessment values are not available until the following reporting period and, consequently, these rates or values could differ from assumptions and require material adjustments to the liabilities recorded.
Acquisitions of Investment Properties. We allocate the purchase price of properties to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the applicable property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. We amortize intangible assets associated with multifamily acquisitions, consisting primarily of relationships with residents under 12 month leases, over 12 months and had we determined different estimates it could have resulted in the recognition of different expense amounts.
CONTINGENCIES
Environmental. We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs") and have determined that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2012. Phase I environmental audits were obtained at the time of our initial public offering in 1993, or property acquisition and/or property refinancing, as applicable, on all of our owned properties.
Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted.
Pending Litigation. For a discussion of pending litigation, see Note 8 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. While there can be no assurance, we are not aware of any pending or threatened litigation which is likely to result in a material adverse liability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Based on our variable rate debt outstanding at December 31, 2012 and 2011, an interest rate change of 100 basis points would impact interest expense by approximately $3.4 million and $2.3 million, respectively, on an annual basis. Additionally, we have interest rate risk associated with fixed rate debt at maturity. We have managed, and will continue to manage, interest rate risk as follows: (i) maintain what we believe to be a prudent ratio of fixed rate, long-term debt to total debt, such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long-term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions. We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives. For additional information relating to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 10 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The table below provides information about our financial instruments that are sensitive to change in interest rates. For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

(Dollar amounts in thousands)	December 31, 2012								December 31, 2011
								Fair		Fair
								Market		Market
Long Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$130,498	$44,538	$20,313	$43,699	$—	$137,230	$376,278	$403,391	$433,743	$496,910
Weighted average interest rate	6.1%	5.5%	4.6%	6.2%	—%	4.5%	5.4%
Variable:
Variable rate mortgage debt	—	—	—	—	—	—	—	—	48,045	51,258
Variable rate unsecured
term loan (1)	—	—	—	—	—	150,000	150,000	150,232	125,000	126,885
LIBOR based revolving
credit facility (2)	—	—	—	190,500	—	—	190,500	189,372	58,000	58,994
Total variable rate debt	—	—	—	190,500	—	150,000	340,500	339,604	231,045	237,137
Total long term debt	$130,498	$44,538	$20,313	$234,199	$—	$287,230	$716,778	$742,995	$664,788	$734,047

(1)
Our unsecured term loan had a weighted average interest rate of 1.9% at December 31, 2012. The term loan has a maturity date of January 3, 2018. We entered into a forward starting swap in December 2011 fixing the rate on $125.0 million of the term loan beginning in June 2013 until June 2016 at a rate of 1.26% plus the credit spread which was 1.7% as of December 31, 2012, or an all-in rate of 2.96%.

(2)	Our unsecured revolving credit facility had a weighted average interest rate of 1.71% at December 31, 2012.

Item 8. Consolidated Financial Statements and Supplementary Data
Please see Item 15 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2012. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our Directors, including information regarding our Audit Committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2013.
We have adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website, AssociatedEstates.com. Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website. More information concerning our Code of Ethics for Senior Financial Officers as well as other Corporate Governance Matters will be included in our Proxy Statement and is incorporated by reference in this report on Form 10-K.
The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	61	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	46	Vice President, Treasurer and Chief Financial Officer

Jason A. Friedman	38	Vice President, Construction and Development

Scott D. Irwin	46	Vice President, General Counsel and Secretary

John T. Shannon	51	Senior Vice President, Operations
Jeffrey I. Friedman, Chairman, President and CEO, joined the Company in 1974. Mr. Friedman has served as Chairman and CEO of the Company since 1993. He has more than 40 years of real estate experience. He is a graduate of Leadership Cleveland and is active in several professional organizations, which include the National Association of Real Estate Investment Trusts (NAREIT), Chief Executives Organization, Urban Land Institute, and the National Multi-Housing Council. He is involved in both national and local civic and charitable organizations, including the Greater Cleveland Sports Commission. Mr. Friedman was honored by Ernst & Young as an "Entrepreneur of the Year" in 2011.
Lou Fatica, Vice President, CFO and Treasurer joined the Company in 1999 as Controller and was promoted to Vice President-Controller in 2000. Mr. Fatica assumed his current role in 2001. Mr. Fatica is responsible for financial operations including capital markets, reporting, internal audit and Sarbanes-Oxley compliance as well as tax, treasury and finance functions for the Company. Mr. Fatica is a Certified Public Accountant (CPA) and earned his bachelor's degree in Accounting from Cleveland State University. He is a member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPA's and serves as a member of the Board of Directors of the Hillcrest Family YMCA. Mr. Fatica has more than 20 years of finance and accounting experience.
Jason A. Friedman joined the Company in 2009 as Vice President, Construction and Development and as President of Merit Enterprises, Inc. Mr. Friedman is responsible for overseeing the Company's new development activities that include purchasing of new land, design and entitlement, and project turnover for lease-up. Additionally, he is responsible for directing and supervising the construction efforts, including construction management and general contracting for all new and existing properties. He earned his bachelor's degree in Communications and Business from Auburn University. Mr. Friedman is a member of the Urban Land Institute, National Multi-Housing Council, National Association of Home Builders, Young Presidents Organization (YPO), and National Association of Real Estate Investment Trusts. Mr. Friedman has over 14 years of real estate experience including construction, acquisitions, dispositions, and financing.

Scott D. Irwin joined the Company in 2013 as Vice President, General Counsel and Secretary. Mr. Irwin is responsible for all aspects of the Company's legal matters; providing advice and counsel in the negotiation, structuring and implementation of the Company's property acquisitions, development, disposition, financing and capital markets activities, as well as risk management, corporate governance, public reporting and litigation. Mr. Irwin earned his bachelor's degree, summa cum laude, from Kent State University and his Juris Doctorate, summa cum laude, from The Ohio State University College of Law. Mr. Irwin has more than 20 years of overall experience in law, specializing in corporate governance and compliance, acquisitions and divestitures, real estate, finance, labor and employment and litigation.
John T. Shannon joined the Company in 2004 as Senior Vice President, Operations. Mr. Shannon is responsible for the overall direction and guidance of property operations with the objective of maximizing growth and profitability, while fostering a culture committed to providing excellence in service. He also has oversight responsibilities for acquisitions, dispositions, marketing, ancillary services; and provides day-to-day support of the Company's strategic goals. He earned his bachelor's degree in Business Administration with a concentration in real estate finance and construction management from the University of Denver. Mr. Shannon has 23 years of property management experience.
In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:
Pamela A. Bachelder, Regional Vice President joined the Company in 1997 as a Property Manager. In 2006, she was promoted to Regional Manager and was promoted to her current role as Regional Vice President in 2012. Ms. Bachelder is responsible for overseeing a regional portfolio of properties that includes Ohio and Texas. Ms. Bachelder earned her bachelor's degree from Grand Valley State University in Allendale, Michigan. She has an extensive property management background with more than 20 years of experience and is 42 years old.
Michelle B. Creger joined the Company in 2009 as Vice President, Associate General Counsel. Ms. Creger is responsible for providing legal counsel to the operations, construction and corporate functions of the Company and supervising litigation. She earned her law degree from Case Western Reserve University School of Law and a bachelor's degree in Economics from Creighton University. She is an active member of the Ohio State Bar Association, Association of Corporate Counsel - Northeast Ohio Chapter and Society for Human Resources Management. Ms. Creger has more than 30 years of legal experience and is 57 years old.
Patrick Duffy joined the Company in 2005 as Vice President of Strategic Marketing. Mr. Duffy plays a key role in the Company's portfolio diversification by assisting in identifying markets for acquisitions and dispositions, developing property-specific marketing plans and strategies, and assisting with pricing and positioning strategies. He earned his bachelor's degree from Loyola College in Baltimore, Maryland and his master's degree in Administrative Services from Johns Hopkins University. Mr. Duffy is a member of the National Multi-Housing Council and the National Apartment Association. Mr. Duffy has more than 26 years of experience in the real estate industry and is 51 years old.
Daniel E. Gold joined the Company in 2009 as Vice President of Human Resources. Mr. Gold is responsible for the oversight of all Human Resource functions, including employee development, compensation, benefits, recruiting and payroll. Mr. Gold earned his bachelor's degree in Communications with a minor in Business Administration from Ohio University. He is an active member of the Northeast Ohio Human Resource Planning Society and the Society for Human Resource Management. Mr. Gold has 20 years of human resources experience and is 44 years old.

Jeremy S. Goldberg joined Associated Estates in 2010, and is currently serving as the Vice President of Corporate Finance and Investor Relations. Mr. Goldberg is responsible for developing and implementing financial and capital market strategies, facilitating the underwriting and analysis for acquisitions and dispositions, and managing sell-side analyst and investor relationships. He earned his bachelor's degree from the University of Michigan and his Master of Business Administration (MBA) from Case Western Reserve University. Mr. Goldberg is a member of the National Investor Relations Institute. Mr. Goldberg has 17 years of banking and real estate experience and is 39 years old.
Cindy Harris joined the Company in 2012 as Regional Vice President of Construction and Development. Ms. Harris is responsible for identifying multifamily development opportunities, managing the development process and providing oversight of construction activities in Texas. She earned her bachelor's degree in Business Administration from The University of Texas, San Antonio. Ms. Harris is a member of the Urban Land Institute, a Certified Commercial Investment Member (CCIM) and a member of Commercial Real Estate Women (CREW). Ms. Harris has nearly 30 years of property management and development experience and is 51 years old.
John P. Hinkle joined the Company in 2010 as Vice President of Acquisitions. Mr. Hinkle is responsible for sourcing and generating acquisition opportunities consistent with the Company's long-term investment and growth strategy. He earned his Bachelor of Science in Finance from Lehigh University in Bethlehem, Pennsylvania and is a member of the Urban Land Institute. Mr. Hinkle has more than 16 years of experience in the acquisition, development, management and valuation of investment properties and is 41 years old.
Allen Ingram joined the Company in 2012 as the Chief Technology Officer. Mr. Ingram is responsible for managing the central IT services, including voice and data telecommunications, application development, and technical computing functions. He earned his bachelor's degree in Business from Florida Metropolitan University. Mr. Ingram has 26 years of IT experience and is 46 years old.
Swarup R. Katuri rejoined the Company as a Vice President in 2012. He initially joined the Company in 2005 as a Financial Analyst and progressed through a number of roles with increasing responsibilities. Mr. Katuri is responsible for assisting with initiatives relating to the Company's strategic growth objectives. He most recently served as the Senior Director of Corporate Finance and Investor Relations before leaving the Company in 2010 to pursue his Master of Business Administration (MBA). Mr. Katuri earned his MBA from The Fuqua School of Business at Duke University where he was a Fuqua Scholar, and earned his Bachelor of Arts in Economics (Honors) and Sociology, as well as a Bachelor of Science in Management, magna cum laude, from Case Western Reserve University. Mr. Katuri is a graduate of Cleveland Bridge Builders, a civic leadership program and was recognized in 2007 as one of "Twenty in their 20s" by Crain's Cleveland Business. He has more than 7 years of experience and is 30 years old.
Bill Laws joined the Company in 1994 as an Internal Auditor. His career progression at the Company includes Budget Analyst, Budget Manager, Portfolio Analyst, Senior Portfolio Manager and Regional Manager. He was promoted to Regional Vice President in 2012. Mr. Laws is responsible for overseeing a regional portfolio of properties that includes Maryland, Metro DC, Virginia and North Carolina. He earned his bachelor's degree in Accounting and his Master of Business Administration (MBA) from Cleveland State University. Mr. Laws has a well-rounded background with 19 years of experience and is 41 years old.

Frank J. Poli joined the Company in 2012 as Regional Vice President of Construction and Development. Mr. Poli is responsible for identifying multifamily development opportunities, managing the development process and providing oversight of construction activities on the East Coast and Florida. He earned his bachelor's degrees in Fine Arts and Architecture from the Rhode Island School of Design. Mr. Poli maintains his LEED AP certification, is a member of the Urban Land Institute, serves on the Board of Directors for the Arlington Partnership for Affordable Housing and recently completed 10 years of service as a member of the Arlington County Economic Development Commission. Mr. Poli has 35 years of residential and commercial project development and management experience and is 57 years old.
Miria C. Rabideau joined the Company in 1994 as a Property Manager. In 2003, Ms. Rabideau was promoted to Regional Manager and was promoted to her current role of Vice President of Operations in 2006. Ms. Rabideau is responsible for overseeing a regional portfolio that includes Florida, Georgia, Indiana, Michigan and Tennessee. She earned her bachelor's degree from Michigan State University. Ms. Rabideau is a member of the Institute of Real Estate Management (IREM). Ms. Rabideau has nearly 20 years of asset and property management experience and is 43 years old.
Bradley A. Van Auken joined the Company in 2010 and had been serving as Vice President, General Counsel and Secretary from January 1, 2011 until January 2013. In his current role as Vice President, Mr. Van Auken is specializing in acquisitions, dispositions and development activities. Mr. Van Auken received both his undergraduate and Juris Doctorate degrees from Notre Dame. Mr. Van Auken is a member of the American Society of Corporate Secretaries and NAREIT's Insurance Committee and is a volunteer for Cleveland's Breakthrough Charter Schools. He has more than 29 years experience in transactional law, specializing in real estate and securities and is 55 years old.
Item 11. Executive Compensation
The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2013.
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

The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2012:

Number of Securities
Remaining Available for
	Number of		Future Issuance Under Equity
	Securities to be	Weighted Average	Compensation Plans
	Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans
approved by security holders	769,184	$10.81	1,390,239
Equity compensation plans not
approved by security holders	-	-	-
	769,184		1,390,239
Share amounts in the above table do not include shares that may be issued to members of our Board of Directors who elect to defer cash compensation under the Directors' Deferred Compensation Plan. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - General and Administrative Expenses."
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2013.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2013.
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2013.
Item 14. Principal Accountant Fees and Services
The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2013.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

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

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Jeffrey I. Friedman and Lou Fatica, or either of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him in any and all capacities, to do all acts and things which said attorneys and agents, or either of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company's filing of an annual report on Form 10-K for the Company's fiscal year 2012, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or either of them, or the substitute of either of them, shall do or cause to be done by virtue hereof.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2013.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2013.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 27, 2013
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 27, 2013
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 27, 2013
Albert T. Adams

/s/ Michael E. Gibbons	Director	February 27, 2013
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 27, 2013
Mark L. Milstein

/s/ James J. Sanfilippo	Director	February 27, 2013
James J. Sanfilippo

/s/ James A. Schoff	Director	February 27, 2013
James A. Schoff

/s/ Richard T. Schwarz	Director	February 27, 2013
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

1.1	Equity Distribution Agreement.	Exhibit 1.1 to Form 8-K filed August 10, 2010.

1.1a	Amendment to Equity Distribution Agreement.	Exhibit 1.1a to Form 10-K filed February 23, 2012.

1.2	Underwriting Agreement dated September 28, 2010.	Exhibit 1.1 to Form 8-K filed October 4, 2010.

1.2a
Underwriting Agreement dated June 22, 2012 by and among the Company and Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting as representatives of the several underwriters named in Schedule II thereto.
Exhibit 1.1 to Form 8-K filed July 2, 2012.

1.3	Equity Distribution Agreement between Associated Estates Realty Corporation and Barclays Capital Inc.	Exhibit 1.1 to Form 8-K filed August 29, 2012.

1.4	Equity Distribution Agreement between Associated Estates Realty Corporation and Citigroup Global Markets Inc.	Exhibit 1.2 to Form 8-K filed August 29, 2012.

1.5	Equity Distribution Agreement between Associated Estates Realty Corporation and Jefferies & Company, Inc.	Exhibit 1.3 to Form 8-K filed August 29, 2012.

1.6	Equity Distribution Agreement between Associated Estates Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Exhibit 1.4 to Form 8-K filed August 29, 2012.

1.7	Equity Distribution Agreement between Associated Estates Realty Corporation and Raymond James & Associates, Inc.	Exhibit 1.5 to Form 8-K filed August 29, 2012.

3.1	Second Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-Q filed August 3, 2010.

3.2	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.1a	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

4.2	Term Loan Agreement dated June 3, 2011 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.	Exhibit 4.1 to Form 8-K filed June 8, 2011.

4.2a	First Amendment to Term Loan Agreement dated January 12, 2012, between Associated Estates Realty Corporation PNC Bank, National Association and the other banks and financial institutions.	Exhibit 4.2 to Form 8-K filed January 17, 2012.

4.2b	Second Amendment to Term Loan Agreement dated October 19, 2012, between Associated Estates Realty Corporation and PNC Bank, National Association and the other banks and financial institutions.	Exhibit 4.1 to Form 8-K filed October 24, 2012.

4.2c
Second Amended and Restated Credit Agreement Dated January 12, 2012 among the Company, as Borrower and PNC Bank, National Association as Administrative Agent and PNC Capital Markets, LLC, as Co-Lead Arranger and Book Manager and Wells Fargo Bank, N.A., as Syndication Agent and Wells Fargo Securities, LLC, as Co-Lead Arranger and Bank of America, N.A., as Co-Documentation Agent and CitiBank, N.A., as Co-Documentation Agent and RBS Citizens Bank, N.A., as Co-Documentation Agent and the several Lenders party thereto.
Exhibit 4.1 to Form 8-K filed January 17, 2012.

4.3	Form of Promissory Note and Form of Mortgage and Security Agreement dated May 10, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5 to Form 10-Q filed August 13, 1999.

4.3a	Form of Promissory Note and Form of Mortgage and Security Agreement dated September 10, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5a to Form 10-Q filed November 12, 1999.

Filed herewith or
incorporated herein
Number	Title	by reference

4.3b	Form of Promissory Note and Form of Mortgage and Security Agreement dated November 18, 1999 from the Company to The Chase Manhattan Bank.	Exhibit 4.5b to Form 10-K filed March 15, 2000.

4.4a
First Amendment to Second Amended and Restated Credit Agreement dated October19, 2012 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.
Exhibit 4.2 to Form 8K filed October 24, 2012.

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

4.6
Note Purchase Agreement dated January 22, 2013 between Associated Estates Realty Corporation and the purchasers of the Notes party thereto (including the forms of 4.02% Senior Notes, Series A, due January 22, 2021 and 4.45% Senior Notes, Series B, due January 22, 2023).
Exhibit 4.1 to Form 8K filed January 25, 2013.

10.2	Amended and Restated Employment Agreement between the Company and Jeffrey I. Friedman.	Exhibit 10.1 to Form 10-Q filed May 13, 1996.

10.2a	Second Amended and Restated Employment Agreement between Associated Estates Realty Corporation and Jeffrey I. Friedman.	Exhibit 10.1 to Form 8K filed January 2, 2013.

10.2b	Employment Agreement between Associated Estates Realty Corporation and Martin A. Fishman dated October 25, 2010.	Exhibit 10.1 to Form 8-K filed October 25, 2010.

10.2c	Associated Estates Realty Corporation 2011 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 4, 2011.

10.3b	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.5	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.6	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.7	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award Plan.	Exhibit 10.7 to Form 10-K filed February 25, 2009.

10.8	Associated Estates Realty Corporation Supplemental Executive Retirement Plan (Restated).	Exhibit 10.7b to Form 10-K filed February 25, 2009.

Filed herewith or
incorporated herein
Number	Title	by reference

10.9	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.10	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.13	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Exhibit 23.1 to Form 10-K filed herewith.

24	Power of Attorney.	See the signature page to this report.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Associated Estates Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2013

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share amounts)	2012	2011
ASSETS
Real estate assets
Land	$241,159	$195,267
Buildings and improvements	1,223,042	1,094,145
Furniture and fixtures	36,997	33,727
Construction in progress	10,449	22,300
Gross real estate	1,511,647	1,345,439
Less: accumulated depreciation	(371,730)	(358,605)
Real estate, net	1,139,917	986,834
Cash and cash equivalents	4,740	4,328
Restricted cash	4,429	6,901
Accounts receivable, net
Rents	1,395	1,325
Construction	—	3,692
Other	553	779
Other assets, net	21,443	14,634
Total assets	$1,172,477	$1,018,493
LIABILITIES AND EQUITY
Mortgage notes payable	$376,278	$481,788
Unsecured revolving credit facility	190,500	58,000
Unsecured debt	150,000	125,000
Total debt	716,778	664,788
Accounts payable and other liabilities	32,865	28,189
Dividends payable	10,149	7,659
Resident security deposits	3,846	3,591
Accrued interest	2,363	2,710
Total liabilities	766,001	706,937

Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value; $.10 stated value; 91,000,000 authorized
49,526,639 issued and outstanding at December 31, 2012 and 46,570,763
issued and 42,330,899 outstanding at December 31, 2011, respectively	4,953	4,657
Paid-in capital	634,587	583,172
Accumulated distributions in excess of accumulated net income	(233,208)	(228,545)
Accumulated other comprehensive loss	(2,934)	(405)
Less: Treasury shares, at cost, 0 and 4,239,864 shares
at December 31, 2012 and December 31, 2011, respectively	—	(50,086)
Total shareholders' equity attributable to AERC	403,398	308,793
Noncontrolling interest	1,344	1,029
Total equity	404,742	309,822
Total liabilities and equity	$1,172,477	$1,018,493

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
REVENUE
Property revenue	$173,822	$148,198	$120,918
Office revenue	1,046	—	—
Management and service company revenue	—	—	817
Construction and other services	—	16,869	17,051
Total revenue	174,868	165,067	138,786
EXPENSES
Property operating and maintenance	68,231	59,042	50,179
Depreciation and amortization	54,306	50,321	35,818
Direct property management and service company expense	—	—	745
Construction and other services	176	19,297	16,415
General and administrative	16,995	15,944	15,684
Development costs	864	435	208
Costs associated with acquisitions	798	539	599
Total expenses	141,370	145,578	119,648
Operating income	33,498	19,489	19,138
Interest expense	(30,838)	(30,769)	(29,179)
Income (loss) from continuing operations	2,660	(11,280)	(10,041)
Income from discontinued operations:
Operating income, net of interest expense	1,102	2,051	1,211
Gain on disposition of properties	26,849	14,597	245
Income from discontinued operations	27,951	16,648	1,456
Net income (loss)	30,611	5,368	(8,585)
Net income attributable to noncontrolling interests	(19)	(40)	(51)
Net income (loss) attributable to AERC	30,592	5,328	(8,636)
Preferred share dividends	—	—	(2,030)
Preferred share repurchase costs	—	—	(993)
Net income (loss) applicable to common shares	$30,592	$5,328	$(11,659)

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.06	$(0.27)	$(0.43)
Income from discontinued operations	0.60	0.40	0.05
Net income (loss) applicable to common shares	$0.66	$0.13	$(0.38)

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	$0.06	$(0.27)	$(0.43)
Income from discontinued operations	0.60	0.40	0.05
Net income (loss) applicable to common shares	$0.66	$0.13	$(0.38)

Comprehensive income:
Net income (loss)	$30,611	$5,368	$(8,585)
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	(2,529)	(405)	1,420
Total comprehensive income (loss)	28,082	4,963	(7,165)
Comprehensive loss attributable to noncontrolling interests	(19)	(40)	(51)
Total comprehensive income (loss) attributable to AERC	$28,063	$4,923	$(7,216)

Weighted average shares outstanding - basic	46,063	41,657	30,421

Weighted average shares outstanding - diluted	46,553	41,657	30,421

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
						Distributions	Accumulated
						in Excess of	Other	Treasury
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Balance, December 31, 2009	193,050	$48,263	16,675,826	$2,300	$283,090	$(168,822)	$(1,420)	$(63,971)	$—	$99,440
Net (loss) income attributable to AERC	—	—	—	—	—	(8,636)	—	—	—	(8,636)
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	—	—	1,420	—	—	1,420
Noncontrolling interest	—	—	—	—	—	—	—	—	1,040	1,040
Share-based compensation	—	—	—	—	1,936	9	—	1,155	—	3,100
Reclassification of deferred directors' compensation	—	—	—	—	2,233	—	—	—	—	2,233
Purchase of common shares	—	—	(51,424)	—	—	—	—	(634)	—	(634)
Issuance of common shares	—	—	23,575,000	2,357	286,328	—	—	—	—	288,685
Option exercises from treasury shares	—	—	615,724	—	414	—	—	5,004	—	5,418
Purchase and retirement of Class B Series II
Cumulative Redeemable Preferred Shares	(193,050)	(48,263)	—	—	993	(993)	—	—	—	(48,263)
Restricted share activity, net	—	—	565,079	—	—	—	—	—	—	—
Common share dividends declared	—	—	—	—	—	(24,549)	—	—	—	(24,549)
Preferred share dividends declared	—	—	—	—	—	(2,030)	—	—	—	(2,030)
Balance, December 31, 2010	—	—	41,380,205	4,657	574,994	(205,021)	—	(58,446)	1,040	317,224
Net income (loss) attributable to AERC	—	—	—	—	—	5,328	—	—	—	5,328
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	—	—	(405)	—	—	(405)
Noncontrolling interest	—	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	—	1,795	5	—	1,490	—	3,290
Purchase of common shares	—	—	(55,168)	—	—	—	—	(857)	—	(857)
Issuance of common shares from treasury shares	—	—	788,676	—	6,278	—	—	7,022	—	13,300
Option exercises from treasury shares	—	—	80,456	—	105	—	—	705	—	810
Restricted share activity, net	—	—	136,730	—	—	—	—	—	—	—
Common share dividends declared	—	—	—	—	—	(28,857)	—	—	—	(28,857)
Balance, December 31, 2011	—	—	42,330,899	4,657	583,172	(228,545)	(405)	(50,086)	1,029	309,822

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

						Accumulated
						Distributions	Accumulated
						in Excess of	Other	Treasury
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Net Income	Loss	(at Cost)	Interest		Total
Net income (loss) attributable to AERC	—	—	—	—	—	30,592	—	—	—		30,592
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	—	—	(2,529)	—	—		(2,529)
Noncontrolling interest cash contribution	—	—	—	—	—	—	—	—	350		350
Net (loss) income from noncontrolling interest	—	—	—	—	—	—	—	—	(35)	—	(35)
Share-based compensation	—	—	—	—	2,379	2	—	1,916	—		4,297
Purchase of common shares	—	—	(59,458)	—	—	—	—	(959)	—		(959)
Issuance of common shares	—	—	7,066,166	296	48,763	—	—	49,090	—		98,149
Option exercises	—	—	35,000	—	273	—	—	39	—		312
Restricted share activity, net	—	—	154,032	—	—	—	—	—	—		—
Common share dividends declared	—	—	—	—	—	(35,257)	—	—	—		(35,257)
Balance, December 31, 2012	—	$—	49,526,639	$4,953	$634,587	$(233,208)	$(2,934)	$—	$1,344		$404,742

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flow from operating activities:
Net income (loss)	$30,611	$5,368	$(8,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	55,544	53,930	39,639
Loss on fixed asset replacements write-off	68	22	69
Gain on disposition of properties	(26,849)	(14,597)	—
Gain on insurance recoveries	—	—	(245)
Amortization of deferred financing costs and other, net	2,168	1,970	2,142
Share-based compensation	4,055	3,352	3,069
Net change in assets and liabilities:
Accounts receivable	3,806	5,466	(8,414)
Accounts payable and accrued expenses	1,197	(2,356)	6,186
Other operating assets and liabilities	6	162	(350)
Total adjustments	39,995	47,949	42,096
Net cash flow provided by operations	70,606	53,317	33,511
Cash flow from investing activities:
Recurring fixed asset additions	(10,659)	(9,815)	(7,067)
Revenue enhancing/non-recurring fixed asset additions	(1,655)	(1,746)	(7,945)
Acquisition fixed asset additions	(159,506)	(138,001)	(255,108)
Development fixed asset additions	(47,701)	(27,270)	(11,175)
Net proceeds from disposition of operating properties	64,422	28,961	—
Other investing activity	(2,220)	1,538	(2,137)
Net cash flow used for investing activities	(157,319)	(146,333)	(283,432)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(3,058)	(2,860)	(3,122)
Principal repayments of mortgage notes payable	(178,239)	(53,317)	(78,268)
Payment of debt procurement costs	(3,546)	(1,689)	(3,875)
Proceeds from mortgage notes obtained	48,513	74,800	57,000
Proceeds from term loan borrowings	25,000	125,000	—
Revolving credit facility borrowings	522,300	251,000	288,950
Revolving credit facility repayments	(389,800)	(285,500)	(208,950)
Principal repayments of unsecured trust preferred securities	—	—	(25,780)
Common share dividends paid	(32,406)	(28,089)	(19,821)
Preferred share dividends paid	—	—	(2,030)
Operating partnership distributions paid	(54)	(50)	(51)
Purchase of operating partnership units	—	—	(59)
Exercise of stock options	312	810	5,418
Issuance of common shares	98,149	13,300	288,835
Purchase of treasury shares	(959)	(857)	(634)
Redemption of preferred shares	—	—	(48,263)
Noncontrolling interest investment in partnership	350	—	1,040
Other financing activities, net	563	426	301
Net cash flow provided by financing activities	87,125	92,974	250,691
Increase (decrease) in cash and cash equivalents	412	(42)	770
Cash and cash equivalents, beginning of period	4,328	4,370	3,600
Cash and cash equivalents, end of period	$4,740	$4,328	$4,370

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties that we own and operate. This taxable REIT subsidiary also previously performed construction services for third parties. In 2011, we decided to exit the third party construction services business and our work under all third party construction contracts was substantially completed as of December 31, 2011. During 2010, a second taxable REIT subsidiary completed its final asset management service contract for a third party owner. As of December 31, 2012, our operating portfolio consisted of 52 apartment communities containing 13,950 units in ten states that are owned, either directly or indirectly through subsidiaries. Additionally, in May 2012, in conjunction with our acquisition of land for development of an apartment community, we acquired an office building in Los Angeles, California containing approximately 78,800 total square feet (unaudited) of office and retail space.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of all subsidiaries, any REIT subsidiaries (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999), an Operating Partnership structured as a DownREIT that owns one of our apartment communities in Florida and in which we own an aggregate 97.6% equity interest as of December 31, 2012 and 2011, a partnership in which we are a 90.0% partner at December 31, 2012 that owns our development property in Nashville, Tennessee and a partnership in which we were a 97.0% partner at December 31, 2012 that owns a property in Bethesda, Maryland.
Limited partnership interests held by others in the Operating Partnership we control are reflected as "Noncontrolling redeemable interest" in the Consolidated Balance Sheets and the partnerships in which we are a 90.0% and 97.0% partner are reflected as "Noncontrolling interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement and the partnership agreements, respectively. The DownREIT structure enabled us to acquire multifamily real estate assets in an operating partnership entity that is separate from other properties that we own. In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. One of the properties was sold in October 2005. The operating partnership units entitle the holders to exchange their partnership units at any time for common shares or to redeem partnership units for cash (at our option). We are the general partner of the DownREIT Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.
We own 100% of the common stock of all taxable REIT subsidiaries included in our consolidated financial statements.

Segment Reporting
Substantially all of our properties are multifamily communities that have similar economic characteristics and offer similar products and services, and as such, our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. Our subsidiary, Merit Enterprises, Inc. ("Merit"), is a general contractor and construction manager that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. We previously reported construction and other services as a separate segment, however, we are no longer engaged in the third party construction business and all third party projects were substantially completed at the end of 2011. During the twelve months ended December 31, 2012, substantially all of our consolidated revenue was provided by our multifamily properties. As a result, we have determined that as of December 31, 2012, we have one reportable segment which is multifamily properties.
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
We allocate the purchase price of properties acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is generally 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease which is 60 months.

For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. Costs associated with the lease up of development properties are not capitalized. We also capitalize internal costs, which are primarily payroll but may also include costs such as travel, lodging and temporary construction facilities, that are directly attributable to the construction of a property or asset. Capitalized payroll costs are allocated to projects based upon time allocations for the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during 2012, 2011 and 2010 was $1.5 million, $740,000 and $300,000, respectively. Total capitalized payroll costs during 2012, 2011 and 2010 were $2.4 million, $875,000 and $413,000, respectively.
We discontinue the depreciation of assets that we have specifically identified as held for sale. There were no properties classified as held for sale at December 31, 2012 and 2011, respectively.
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
Impairment of Long-Lived Assets
Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets and external data to the extent available. Real estate assets held for investment are not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the measurement date. If the carrying value of any real estate asset held for investment is not recoverable, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. No impairments were recorded for the years ended December 31, 2012, 2011 and 2010.
We periodically classify real estate assets as held for sale. Upon the classification of a real estate asset as held for sale, we estimate its fair value less costs to sell. If the fair value less costs to sell is less than the carrying value, then we reduce the carrying value to the fair value less costs to sell. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. There were no properties recorded as held for sale at December 31, 2012 and 2011.
Deferred Financing Costs
Costs incurred in obtaining long-term financing are deferred and amortized over the life of the associated instrument using the effective interest method.
Intangible Assets and Goodwill
Intangible assets, not subject to amortization and goodwill, are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 5 for additional information related to intangible assets and goodwill.

Property Revenue Recognition
Our residential property leases are for terms of generally one year or less. Rental income is recognized on a straight-line basis over the term of the lease.
Rent concessions, including free rent incurred in connection with residential property leases, are amortized on a straight-line basis over the terms of the related leases (generally one year) and are charged as a reduction of rental revenue.
Property Management Revenue
During 2010, we terminated all remaining management contracts with third parties, both property and asset management contracts, and as such, we will no longer record such fees.
Advertising Costs
We recognize advertising costs as expense when incurred. The total amount charged to advertising expense for the years ended December 31, 2012, 2011 and 2010, were $2.0 million, $1.8 million and $1.5 million, respectively.
Share-Based Compensation
We account for share based compensation using the fair value method to recognize compensation cost. See Note 17 for information about share-based compensation and our equity based award plans.
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption at the option of the holder, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption. As of December 31, 2012, all units presented to date for redemption had been redeemed for cash. During 2010, there were 4,252 OP units redeemed for a total of $59,000. No OP Units were redeemed during 2012 and 2011. There were 74,083 OP units remaining as of December 31, 2012.
Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land (unaudited) in Bethesda, Maryland, for $12.2 million that it intends to use for the development of approximately 140 multifamily units (unaudited) and 7,000 square feet of retail space (unaudited). We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest at December 31, 2012. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity. In February 2013 we funded the redemption of the interest of the minority 10% partner of this partnership and now hold a 100% interest.

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
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. See Note 10 for additional information related to our derivative and hedging activities.
Treasury Shares
We record the purchase of treasury shares at cost. From time to time, we may reissue these shares. When shares are reissued, we account for the issuance based on the "first in, first out" method. For additional information regarding treasury shares, see Note 14. We commonly use our treasury shares to provide for restricted share award grants and acquire treasury shares upon the forfeiture of restricted shares, upon the termination of employment prior to vesting and upon surrender of restricted shares in satisfaction of income tax liabilities upon vesting events.
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
Reclassifications
Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to the 2012 presentation.

3.    ACQUISITION, DEVELOPMENT, CONSTRUCTION AND DISPOSITION ACTIVITY
Acquisition Activity
The following table provides information on operating properties acquired during 2012 (purchase price in thousands):

Acquisition Date	Property	Units	Purchase Price
August 28, 2012	The Park at Crossroads (1)	344	$35,200
July 23, 2012	21-Forty Medical District	396	53,350
July 17, 2012	Southpoint Village	211	34,800
May 23, 2012	The Apartments at the Arboretum	205	39,250
May 8, 2012	Desmond's Tower (2)	—	20,000
		1,156	$182,600

(1)	Assumed a $24.9 million loan, with a fair value of $27.6 million.

(2)
In conjunction with our May 2012 acquisition of land for development of an apartment community, we acquired an operating office building. This amount represents the purchase price allocation of the office building component only. The purchase price allocation of $17.3 million, representing the parking lot to be used for development, is included in the "Future Development Pipeline - Unimproved Land" table below.

The following table provides information on operating properties acquired during 2011 (purchase price in thousands):

Acquisition Date	Property	Units	Purchase Price
October 17, 2011	The Brixton (1)	224	$21,000
August 9, 2011	Dwell Vienna Metro	250	82,600
June 15, 2011	Waterstone at Wellington	222	32,900
		696	$136,500

(1)	Assumed a $12.3 million loan, with a fair value of $12.9 million.
The following table provides information on operating properties acquired during 2010 (purchase price in thousands):

Acquisition Date	Property	Units	Purchase Price
December 14, 2010	Westwind Farms	464	$89,500
October 12, 2010	San Raphael	222	20,600
September 15, 2010	The Ashborough	504	90,200
May 18, 2010	Riverside Station	304	54,300
		1,494	$254,600
We expensed costs totaling approximately $798,000 associated with the acquisition of the five operating properties acquired during 2012, which are included in "Costs associated with acquisitions." The amount of revenue and net income (loss) related to the 2012 acquisitions that is included in our Consolidated Statements of Operations and the pro forma financial information as if these acquisitions had occurred on January 1, 2011, are presented in the following table. This pro forma information is presented for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Year Ended December 31,
(Unaudited; in thousands, except per share data)	2012	2011	2010
Actual revenue from acquisitions	$7,978	$4,599	$6,594
Actual net income (loss) from acquisitions	51	(1,068)	(750)
Pro forma revenue	184,997	199,716	178,069
Pro forma net income (loss) applicable to common shares	33,898	2,712	(15,227)

Pro forma earnings per common share - basic:
Pro forma net income (loss) applicable to common shares	$0.74	$0.07	$(0.50)

Pro forma earnings per common share - diluted:
Pro forma net income (loss) applicable to common shares	$0.73	$0.07	$(0.50)

The purchase price allocations for the operating properties acquired were as follows:

	December 31,
(In thousands)	2012	2011
Land	$25,638	$20,056
Buildings and improvements	150,028	110,224
Furniture and fixtures	3,197	2,319
Existing leases and tenant relationships (Other assets) (1)	6,313	4,381
Debt assumed (2) (3)	(27,589)	(12,892)
Other liabilities	101	—
Total cash paid	$157,688	$124,088

(1)	See Note 5 for additional information related to intangible assets identified as existing leases and tenant relationships.

(2)	Fair value amount of loan assumed in 2012 at the time of acquisition; actual principal amount of loan assumed was $24.9 million.

(3)	Fair value amount of loan assumed in 2011 at the time of acquisition; actual principal amount of loan assumed was $12.3 million,
Development Activity
Completed Development

(Dollar amounts in thousands)						Actual Dates for
				Total		Construction	Construction
	Ownership		Total	Capital	Costs to	Start	Completion
Completed	%		Units	Cost (1)	Date	(Unaudited)	(Unaudited)

Vista Germantown	90.0%	(2)	242	$36,447	$36,447	Q4 2010	Q3 2012
Nashville, TN
Total			242	$36,447	$36,447

(1)	Total capital cost represents actual costs inclusive of all capitalized costs.

(2)	As of December 31, 2012. See also Note 7 and Note 19.

Current Development

(Dollar amounts in thousands)				Total
			Planned	Budgeted			Actual	Estimated
			Total	Capital			Construction	Construction
Under	Ownership		Units	Cost (1)	Costs to	Total	Start	Completion
Construction	%		(Unaudited)	(Unaudited)	Date	Debt	(Unaudited)	(Unaudited)

San Raphael Phase II	100.0%		99	$13,750	$4,933	$—	Q2 2012	Q4 2013
Dallas, TX
Bethesda	97.0%	(2)	140	$53,400	$15,762	$—	Q4 2012	Q1 2015
Bethesda, MD
Total			239	$67,150	$20,695	$—
Future Development Pipeline - Unimproved Land

(Dollar amounts in thousands)			Estimated
			Total Units (3)
Name	Location	Ownership %	(Unaudited)	Costs to Date

Turtle Creek	Dallas, Texas	100.0%	249	$8,563

The Desmond on Wilshire	Los Angeles, California	100.0%	175	18,886
Total			424	$27,449

(1)	Total capital cost represents estimated costs for projects under development inclusive of all capitalized costs.

(2)	Ownership percentage based on current equity of the joint venture and is subject to change based on changes in total equity. Joint venture partner contribution is $350.

(3)	Based on current projections as of February 12, 2013.
Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties. As of December 31, 2011, Merit was no longer engaged in the third party construction business.
Disposition Activity
We report the results of operations and gain/loss related to the sale of real estate assets as discontinued operations. Real estate assets that are classified as held for sale are reported as discontinued operations for the current and all prior periods. We classify properties as held for sale when all significant contingencies surrounding the closing have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Properties held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Subsequent to classification of a property as held for sale, no further depreciation is recorded. Interest expense included in discontinued operations is limited to interest and any defeasance/prepayment costs on mortgage debt, specifically associated with properties sold or classified as held for sale.
During 2012, we completed the sale of six properties for a total sales price of $67.3 million. Four of the properties were located in Western Michigan, one in Central Ohio, and one in Georgia. We recognized total gains of $26.8 million related to these sales.
During 2011, we completed the sale of two properties located in Central Ohio for a total sales price of $30.5 million. We recognized total gains of $14.6 million related to these sales.
Gains from property sales are included in "Income from discontinued operations."

The following chart summarizes "Income from discontinued operations" for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	2012	2011	2010

Property revenue	$5,334	$14,101	$14,929

Property operating and maintenance expense	2,748	7,028	7,406
Depreciation and amortization	1,238	3,609	3,821
Total expenses	3,986	10,637	11,227
Operating income	1,348	3,464	3,702
Interest expense	(246)	(1,413)	(2,491)
Operating income, net of interest expense	1,102	2,051	1,211
Gain on disposition of properties	26,849	14,597	245
Income from discontinued operations	$27,951	$16,648	$1,456
During 2012, in conjunction with the acquisition of Desmond's Tower and the adjacent parking lot and the sale of six properties, we engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm to provide real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our CEO. The total value of these transactions was $104.6 million, and as payment for these services HRES received commissions totaling $1.6 million. These transactions were approved by the independent Directors in compliance with Company policy.
4.    RESTRICTED CASH
Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.
Restricted cash is comprised of the following:

	December 31,
(In thousands)	2012	2011

Resident security deposits	$1,265	$1,247
Other escrows	762	1,213
Escrows and reserve funds for replacements
required by mortgages	2,402	4,441
	$4,429	$6,901
Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. Other escrows represent primarily retainage for subcontractor vendors related to projects under development. These funds are held in short-term investments.
5.    GOODWILL AND OTHER ASSETS
Goodwill
We have a policy of completing our annual review of goodwill during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2012, determined that goodwill was not impaired and no other events have occurred which would require that goodwill be reevaluated, as such, there were no changes to the carrying value of goodwill as of December 31, 2012. In performing this analysis, we use a multiple of revenues to the range of potential alternatives. We then assign a probability to the various alternatives under our consideration. Should the estimates used to determine alternatives or the probabilities of the occurrence thereof change, impairment may result which could materially impact our results of operations for the period in which it is recorded.

Other Assets, Net
Other assets, net, consist of the following:

	December 31,
(In thousands)	2012	2011

Intangible assets	$8,985	$4,381
Less: accumulated amortization	(4,888)	(1,708)
	4,097	2,673
Prepaid expenses	3,977	4,046
Deferred financing costs, net	6,485	5,484
Other assets	6,884	2,431
	$21,443	$14,634

Property Acquisitions. We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship which is approximately 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months.
In connection with four multifamily property acquisitions completed during 2012, as discussed in Note 3, we recorded total intangible assets in the amount of $4.4 million related to existing leases and tenant relationships, which are being amortized over 12 months.
In connection with one acquisition completed during 2012, as discussed in Note 3, we recorded an intangible asset in the amount of $1.9 million related to one commercial lease, which is being amortized over the 60-month life of the lease.
In connection with three multifamily property acquisitions completed during 2011, as discussed in Note 3, we recorded total intangible assets in the amount of $4.4 million related to existing leases and tenant relationships, which were amortized over 12 months.
Information related to existing leases and tenant relationships consist of the following:

(In thousands)	December 31,
	2012	2011
Gross carrying amount	$8,985	$4,381
Less: accumulated amortization	(4,888)	(1,708)
Balance as of December 31, 2012	$4,097	$2,673
The aggregate intangible asset amortization expense for the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $8.0 million and $2.2 million, respectively.
As of December 31, 2012, the scheduled amortization for each of the next five years are as follows (in thousands):

2013	$2,836
2014	374
2015	374
2016	373
2017	140
$4,097

Gross deferred tax assets of $6.9 million and $6.2 million at December 31, 2012 and 2011, respectively, are also included in intangible assets. See Note 9 for additional information related to income taxes.
Deferred Financing Costs
Amortization expense for deferred financing costs including amortization classified in income from discontinued operations was $2.1 million, $2.0 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
6.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate

Fixed Rate Debt:
Secured	$376,278	5.4%	$433,743	5.8%
Total Fixed Rate Debt	376,278	5.4%	433,743	5.8%

Variable Rate Debt Hedged:
Secured	—	—%	33,728	4.7%
Unsecured - term loan (1)	125,000	1.9%	125,000	2.3%
Total Variable Rate Debt Hedged	125,000	1.9%	158,728	2.8%

Variable Rate Debt Unhedged:
Secured	—	—%	14,317	3.6%
Unsecured - revolver	190,500	1.7%	58,000	2.9%
Unsecured - term loan	25,000	1.9%	—	—%
Total Variable Rate Debt Unhedged	215,500	1.7%	72,317	3.1%
Total Debt	$716,778	3.7%	$664,788	4.8%

(1)
We entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 until June 2016 at a rate of 1.26% plus the credit spread (which was 1.7% at December 31, 2012), or an all-in rate of 2.96%. The loan matures in January 2018.

Real estate assets pledged as collateral for all debt had a net book value of $418.4 million and $515.2 million at December 31, 2012 and 2011, respectively.
As of December 31, 2012, the scheduled debt maturities for each of the next five years and thereafter, are as follows (in thousands):

2013	$130,498
2014	44,538
2015	20,313
2016	234,199
2017	—
Thereafter	287,230
$716,778
Cash paid for interest net of capitalized interest was $29.1 million, $30.8 million and $30.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized interest was $1.5 million, $740,000 and $300,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. We removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances have been transferred from us to the successor borrower and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. However, we subsequently learned that for certain defeasance transactions completed prior to June 2007, the successor borrower may be able to prepay the loans thus enabling us to receive a refund of a portion of the costs incurred in connection with the transaction. We received defeasance refunds of $279,000 and $553,000 for the years ended December 31, 2012 and 2010, respectively, which were included as a reduction to interest expense. We will not have the right to receive any further defeasance refunds in respect to these defeased loans as all loans have now matured and have been repaid in full.
The following table provides information on loans repaid as well as loans obtained during 2012:

	Loans Repaid			Loans Obtained/Assumed
(Dollar amounts in thousands)		Interest				Interest
Property	Amount	Rate (4)		Amount		Rate		Maturity

Arbor Landings	$16,074	7.9%		$—		N/A		N/A
Bradford at Easton	12,109	7.9%		—		N/A		N/A
Center Point	16,500	5.8%		—		N/A		N/A
Residence at Barrington	19,500	5.8%		—		N/A		N/A
River Forest	18,325	5.7%	(5)	—		N/A		N/A
The Belvedere	25,280	5.6%	(5)	—		N/A		N/A
The Falls	15,660	7.9%		—		N/A		N/A
Vista Germantown	21,663	3.5%		—		N/A		N/A
Courtney Chase	20,161	4.6%	(5)	—		N/A		N/A
Steeplechase	12,967	4.6%	(5)	—		N/A		N/A
Dwell Vienna Metro	—	N/A		41,200	(1)	3.7%		June 2022
The Park at Crossroads	—	N/A		27,589	(2)	3.1%	(2)	August 2016
Total / weighted average rate	$178,239	5.8%	(3)	$68,789		3.5%	(3)

(1)	Debt procurement costs related to this loan were $380.

(2)
Fair value amount of loan assumed at time of acquisition. The principal balance at time of acquisition was $24.9 million and with an interest rate of 6.3%. Debt procurement costs related to this loan were $280.

(3)	Represents weighted average interest rate for the loans listed.

(4)	Represents interest rate at the time of repayment.

(5)	In conjunction with the prepayment of four loans we incurred $2.1 million of prepayment penalties and $350 in write-offs of deferred financing costs, which are included in "Interest expense."
Mortgage Notes Payable
At December 31, 2012, mortgage notes payable consisted of 15 project specific loans and, except for five properties, are non-cross-collateralized. Each loan is collateralized by the respective real estate and resident leases.
At December 31, 2011, mortgage notes payable consisted of 17 project specific loans. Each loan is collateralized by the respective real estate and resident leases. One construction loan was collateralized by the development property located in Nashville, Tennessee and five cross-collateralized, cross-defaulted loans are secured by the real estate and resident leases at five properties that include a collateral substitution feature.
Mortgages payable generally require monthly installments of principal and interest and mature at various dates through 2022. Certain of our mortgages require payments of interest only prior to maturity. Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.

Unsecured Revolving Credit Facility
On January 12, 2012, the Company closed on a $350.0 million senior unsecured revolving credit facility. This credit facility replaced the Company's $250.0 million line of credit. This new facility has a four year term with a one year extension at the Company's option. Debt procurement costs related to this loan were $2.3 million and were paid in January 2012. From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility. As of December 31, 2012, the LIBOR-based rate is 1.5% and the Prime-based rate is the prime rate plus 0.5%. There were outstanding borrowings of $190.5 million on this facility at December 31, 2012, with a weighted average interest rate of 1.71%. At December 31, 2011, there were outstanding borrowings of $58.0 million with a weighted average interest rate of 2.94%.
Unsecured Term Loan
On June 3, 2011, we closed on a $125.0 million unsecured, five year term loan. This loan has a variable interest rate which was 1.92% at December 31, 2012, and had an original maturity date of June 2, 2016. Proceeds from the term loan were used to pay down borrowings outstanding on our $250.0 million unsecured revolving credit facility and for general corporate purposes. Debt procurement costs related to this loan were $1.0 million. The Company entered into a forward starting interest rate swap in December 2011 fixing the rate at 1.26% plus the credit spread (which was 1.7% at December 31, 2012), or an all-in rate of 2.96% beginning in June 2013 until its original maturity in June 2016. See Note 10 for additional information regarding this swap.
On October 19, 2012, we completed modifications to our unsecured term loan which included increasing the outstanding principal amount to $150.0 million from $125.0 million and extending the maturity date from June 2016 to January 2018. Additionally, an investment grade pricing grid for determining interest rates was added. Total costs associated with this modification were $600,000.
7.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem, in certain circumstances, the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption. As of December 31, 2012, all units presented to date for redemption had been redeemed for cash. There were 4,252 OP units redeemed for a total of $59,000 during 2010. No OP units were redeemed during 2012 and 2011. There were 74,083 OP units remaining as of December 31, 2012.
Activity related to the noncontrolling redeemable interest is as follows:

	For the year ended December 31,
(In thousands)	2012	2011	2010

Balance at beginning of period	$1,734	$1,734	$1,829
Net income attributable to noncontrolling redeemable interest	54	51	51
Distribution to noncontrolling redeemable interest	(54)	(51)	(51)
Redemption of Operating Partnership units	—	—	(95)
Balance at end of period	$1,734	$1,734	$1,734

Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel (unaudited) of land in Bethesda, Maryland, for $12.2 million that it intends to use for the development of approximately 140 multifamily units (unaudited) and 7,000 square feet of retail space (unaudited). We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest through February 2013 when we funded the redemption of the interest of the minority 10.0% partner of this partnership. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criterion to be classified as a component of permanent equity.
The following table provides details of the activity related to noncontrolling interests:

	December 31,
(In thousands)	2012	2011

Balance at beginning of period	$1,029	$1,040
Net (loss) income	(35)	(11)
Noncontrolling interest cash contribution	350	—
Balance at end of period	$1,344	$1,029

8.    COMMITMENTS AND CONTINGENCIES
Leases
We had no equipment leased under capital leases at December 31, 2012 and 2011. We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are immaterial.
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

9.    INCOME TAXES
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, we are entitled to a tax deduction for dividends paid to shareholders, thereby effectively subjecting the distributed net income to taxation at the shareholder level only, provided we distribute at least 90.0% of our taxable income and meet certain other qualifications.
Our two REIT subsidiaries that have historically engaged in third party property and asset management and third party construction services, respectively, have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code. Accordingly, these TRS entities separately account for income taxes. Taxes are recorded for these two TRS subsidiaries to the extent they recognize net profits for both financial statement and income tax purposes. The 2012, 2011 and 2010 net operating loss carry forwards for these two TRS subsidiaries, in the aggregate, are approximately $13.2 million, $11.7 million and $9.1 million, respectively, and expire during the years 2018 to 2032.
The gross deferred tax assets were $6.9 million, $6.2 million and $5.2 million at December 31, 2012, 2011 and 2010, respectively, and relate principally to net operating losses of the two TRS subsidiaries. Gross deferred tax liabilities of $246,000, $247,000 and $250,000 at December 31, 2012, 2011 and 2010, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $6.6 million, $6.0 million and $4.9 million at December 31, 2012, 2011 and 2010, respectively. We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized. The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable and other liabilities."
At December 31, 2012 and 2011, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $67.2 million and $67.5 million, respectively.
Reconciliation between GAAP net income (loss) and taxable income:

		Year Ended December 31,
(In thousands)		2012	2011	2010

GAAP net income (loss)		$30,592	$5,328	$(8,636)
Add:	GAAP net income (loss) of taxable REIT subsidiaries
	and noncontrolling redeemable interest, net	1,224	3,002	(187)
GAAP net income (loss) from REIT operations (1)		31,816	8,330	(8,823)

Add:	Book depreciation and amortization	57,672	55,899	41,054
Less:	Tax depreciation and amortization	(39,835)	(35,086)	(28,019)
	Book/tax differences on gains from
	capital transactions	(19,128)	(4,677)	—
Other book/tax differences, net		1,088	51	(3,524)
Taxable income before adjustments		31,613	24,517	688
Less:	Capital gain	(7,762)	(9,920)	—
Taxable income subject to dividend requirements		$23,851	$14,597	$688

(1)	All adjustments to GAAP net income (loss) from REIT operations are net of amounts attributable to taxable REIT subsidiaries and noncontrolling interests.

Reconciliation between cash dividends paid and dividends paid deduction:

	Year Ended December 31,
(In thousands)	2012	2011	2010

Cash dividends paid	$32,406	$28,089	$21,851
Less: Portion designated as capital gain distribution	(7,762)	(9,920)	—
Less: Return of capital	(793)	(3,572)	(21,163)
Taxable income subject to the 90% dividend requirement	$23,851	$14,597	$688
Dividends Per Share
Total dividends per common share and the related components for the years ended December 31, 2012, 2011 and 2010, as reported for income tax purposes, were as follows:

Year Ended December 31, 2012

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2012	$0.140533	$0.009077	$0.020390	$0.017826	$0.170000
5/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
8/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
11/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
	$0.586933	$0.037910	$0.085157	$0.074451	$0.710000

Year Ended December 31, 2011

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2011	$0.100553	$0.009460	$0.059987	$0.056351	$0.170000
5/2/2011	0.100553	0.009460	0.059987	0.056351	0.170000
8/1/2011	0.100553	0.009460	0.059987	0.056351	0.170000
11/1/2011	0.100553	0.009460	0.059987	0.056351	0.170000
	$0.402212	$0.037840	$0.239948	$0.225404	$0.680000

Year Ended December 31, 2010

		Non-Taxable	20% Rate	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2010	$—	$0.170000	$—	$—	$0.170000
5/3/2010	—	0.170000	—	—	0.170000
8/2/2010	—	0.170000	—	—	0.170000
11/1/2010	—	0.170000	—	—	0.170000
	$—	$0.680000	$—	$—	$0.680000
Preferred dividends of $2.0 million were paid for the year ended December 31, 2010, and of which zero was designated as a capital gain dividend.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps and caps, from time to time, to add stability to interest rate expense and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% plus the credit spread (which was 1.7% at December 31, 2012), or an all-in-rate of 2.96%. The credit spread is subject to change, from time to time, from a minimum of 1.25% to a maximum of 2.2% over LIBOR based upon our qualified ratings as defined in the agreement.
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
The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see Note 11 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments

Liability Derivatives
	As of December 31, 2012		As of December 31, 2011
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swaps	Accounts payable, accrued		Accounts payable, accrued
	expenses and other liabilities	$(2,934)	expenses and other liabilities	$(405)

The following tables present the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

(In thousands)
	Location of Gain or	Year Ended
Derivatives in Cash Flow Hedging	(Loss) Recognized	December 31,	December 31,	December 31,
Relationships (Interest Rate Swaps)	in Income on Derivative	2012	2011	2010

Amount of loss recognized in OCI on derivative		$(2,529)	$(405)	$(59)

Amount of loss reclassified from accumulated
OCI into interest expense	Interest Expense	$—	$—	$(701)

Amount of gain or (loss) recognized in income
on derivative (ineffective portion and amount
excluded from effectiveness testing)	Other Expense	$—	$—	$(778)

11.    FAIR VALUE
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

The interest rate swap derivative, as discussed in detail in Note 10 under "Derivative Instruments and Hedging Activities," is carried at fair value. The fair value of the derivative was determined by using a model that applies discount rates to the expected future cash flows associated with the swap. The significant inputs used in the valuation model to estimate the discount rates and expected cash flows are observable in active markets and, therefore, are Level 2 inputs.

We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 66% at December 31, 2012. We classify the fair value of our mortgage notes payable as Level 3.

We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at December 31, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$376,278	$—	$—	$403,391
Unsecured debt	340,500	—	339,604	—

Fair Value at December 31, 2011 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$481,788	$—	$—	$548,168
Unsecured debt	183,000	—	185,879	—
12.    GAIN ON INSURANCE RECOVERIES
During 2010, we settled a windstorm damage claim at one of our Central Ohio properties for the aggregate sum of $245,000 which is net of our deductible. The property for which this settlement applied was sold in 2011 and the $245,000 gain is now included in discontinued operations. See Note 3 for further information concerning the sale of this property.
13.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2012	2011	2010

Dividends declared but not paid	$10,149	$7,659	$7,242
Issuance of shares for share-based compensation	1,916	1,490	1,155
Assumption of debt in connection with property acquisition (1) (2)	27,589	12,892	—
Net change in accounts payable related to fixed asset additions	1,362	97	559
Net change in accounts payable and restricted cash
related to disposition of operating properties	(638)	(797)	—
Reclassification of deferred directors' compensation	—	—	2,233

(1)	Fair value amount of loan assumed in 2012 at time of acquisition. The principal balance at time of acquisition was $24.9 million. Fair value was determined based on an interest rate of 3.1%.

(2)	Fair value amount of loan assumed in 2011 at time of acquisition. The principal balance at time of acquisition was $12.3 million. Fair value was determined based on an interest rate of 4.5%.
14.    COMMON, TREASURY AND PREFERRED SHARES
Common Shares
In August 2012, we entered into an at-the-market ("ATM") program registered with the SEC allowing us to sell up to $75.0 million of our common shares in open market transactions at-the-then market price per share. We intend to use the proceeds for general corporate purposes. There were no shares sold during the twelve months ended December 31, 2012, under this program.
On June 27, 2012, we sold 6,325,000 of our common shares in a public offering at a price of $14.40 per share, which resulted in total net proceeds of approximately $87.2 million. Of the 6,325,000 shares sold in this offering, we issued all of the 3,403,333 common shares then remaining in treasury and 2,921,667 authorized and previously unissued common shares. The proceeds were used to fund property acquisitions and development and for general corporate purposes.

During 2012, we sold 681,178 shares under our $25.0 million ATM program for total gross proceeds of $11.3 million, or $11.1 million net of sales and commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM have been sold and the program has been completed.
During 2011, we sold 788,676 shares under the ATM program for total gross proceeds of $13.7 million, or $13.3 million net of sales commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes.
On January 15, 2010, we sold 5,175,000 of our common shares in a public offering at a price of $11.10 per share, which resulted in total net proceeds of approximately $54.9 million. On May 12, 2010, we sold 9,200,000 common shares in a public offering at a price of $13.00 per share, which resulted in total net proceeds of approximately $114.3 million. On October 1, 2010, we sold 9,200,000 common shares in a public offering at a price of $13.60 per share, which resulted in total net proceeds of approximately $119.6 million. Proceeds were used to repay debt and to redeem all outstanding trust preferred securities and preferred shares, to fund acquisitions and for general corporate purposes.
Treasury Shares
In December 2008, our Board of Directors authorized the repurchase of up to $25.0 million of our common and/or preferred shares. This authorization is in addition to the $1.3 million remaining on our $50.0 million authorization that was originally approved by our Board of Directors in July 2005 and October 2006. As of December 31, 2012, we had repurchased 3,825,125 common shares under this plan at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million. There were no common shares repurchased after the third quarter of 2007 and no preferred shares repurchased after the fourth quarter of 2008 under this authorization. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.
During the year ended December 31, 2012, a total of 182,672 restricted shares had vested and were issued from treasury shares.
Preferred Shares
We are authorized to issue a total of 9,000,000 Preferred Shares, designated as follows:

•	3,000,000 Class A Cumulative Preferred Shares, of which 225,000 have been designated as 9.75% Class A Cumulative Redeemable Preferred Shares and were redeemed in 2005.

•
3,000,000 Class B Cumulative Preferred Shares, of which 400,000 have been designated as Class B Series I Cumulative Preferred Shares reserved for issuance in connection with our Shareholder Rights Plan and 232,000 have been designated as 8.7% Class B Series II Cumulative Redeemable Preferred Shares and are discussed below.

•	3,000,000 Noncumulative Preferred Shares.
8.7% Class B Series II Cumulative Redeemable Preferred Shares. On June 7, 2010, we redeemed all of our 8.7% Class B Series II Cumulative Redeemable Preferred Shares at a cost of approximately $48.3 million, plus accrued and unpaid dividends through the redemption date. In connection with the issuance of the 8.7% Class B Preferred Shares in December 2004, we incurred approximately $1.0 million in issuance costs and recorded such costs as a reduction to shareholders' equity. We recognized the $1.0 million of issuance costs as a reduction in net earnings to arrive at a net (loss) income applicable to common shares for the twelve months ended December 31, 2010.

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
The Rights are not currently exercisable and are traded with our common shares. The Rights will become exercisable if a person or group becomes the beneficial owner of, or announces an offer to acquire, 15% or more of the then outstanding common shares.
If a person or group acquires 15% or more of our outstanding common shares, then each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional preferred shares that are approximately the economic equivalent of common shares (or, in certain circumstances, common shares, cash, property or other securities) having a market value equal to twice the then-current exercise price. In addition, if, after the rights become exercisable, we are acquired in a merger or other business combination transaction with an acquiring person or its affiliates or sell 50% or more of our assets or earning power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring common shares having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $0.01 per Right.
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
15.    EARNINGS PER SHARE
The exchange of Operating Partnership noncontrolling redeemable interest into common shares was not included in the computation of diluted EPS because we plan to settle these OP units in cash.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Numerator - basic and diluted:
Income (loss) from continuing operations	$2,660	$(11,280)	$(10,041)
Net income attributable to noncontrolling interests	(19)	(40)	(51)
Preferred share dividends	—	—	(2,030)
Preferred share redemption/repurchase costs	—	—	(993)
Income (loss) from continuing operations applicable to common shares	$2,641	$(11,320)	$(13,115)

Income from discontinued operations applicable to common shares	$27,591	$16,648	$1,456

Denominator - basic:	46,063	41,657	30,421
Effect of dilutive securities (1)	490	—	—
Denominator - diluted:	46,553	41,657	30,421

	Year Ended December 31,
(In thousands)	2012	2011	2010

Net income applicable to common shares - basic:
Income (loss) from continuing operations applicable to common shares	$0.06	$(0.27)	$(0.43)
Income from discontinued operations	0.60	0.40	0.05
Net income (loss) applicable to common shares - basic	$0.66	$0.13	$(0.38)

Net income applicable to common shares - diluted:
Income (loss) from continuing operations applicable to common shares	$0.06	$(0.27)	$(0.43)
Income from discontinued operations	0.60	0.40	0.05
Net income (loss) applicable to common shares - diluted	$0.66	$0.13	$(0.38)

(1)
For the twelve months ended December 31, 2012, the effect of 135,000 stock options were excluded as their inclusion would be anti-dilutive. For the twelve months ended December 31, 2011 and 2010, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

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
We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 50% of their gross wages. After one year of service, we match such contributions at a rate of 25% up to a maximum participant contribution of 6% of wages. We recorded expenses relating to this plan of approximately $143,000, $120,000 and $112,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The following table summarizes the changes in SERP balances for the years ended December 31:

(In thousands)	2012	2011	2010

Balance at beginning of period	$2,067	$2,019	$1,774
Service cost	77	83	98
Interest cost	139	129	147
Distribution	—	(164)	—
Balance at end of period	$2,283	$2,067	$2,019

17.    EQUITY BASED AWARD PLANS
On May 4, 2011, our shareholders approved the 2011 Equity-Based Award Plan (the "2011 Plan") which had been adopted by our Board of Directors (the "Board") on February 23, 2011, subject to shareholder approval.
A total of 1,726,608 common shares were made available for awards under the 2011 Plan, which included 1,500,000 newly authorized common shares and 226,608 common shares that remained available for awards under our 2008 Equity Based Award Plan (the "2008 Plan") and our 2001 Equity Incentive Plan (the "2001 Plan"), both of which were approved by our shareholders. The 2011 Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. At December 31, 2012, we had 1,390,239 common shares available for awards under this plan.
Our 2001 and 2008 Plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. Additionally, our Equity-Based Incentive Compensation Plan (the "Omnibus Plan") expired February 20, 2005. Outstanding stock options awarded under these plans will remain in effect according to their original terms and conditions. Options were granted with per share exercise prices not less than fair market value at the date of grant and must be exercised within ten years thereof. Options outstanding and exercisable at December 31, 2012, were as follows:

	Options	Options
	Outstanding	Exercisable
2011 Plan	125,000	—
2008 Plan	—	—
2001 Plan	437,684	405,684
Omnibus Plan	206,500	206,500
	769,184	612,184
During 2012, 2011 and 2010, our share-based compensation awards consisted primarily of restricted shares. We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company. Certain of our share-based awards require only continued service with the Company to vest. These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date. We recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest is dependent upon the achievement of specified performance goals and/or market conditions. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of awards that will vest. Compensation cost for awards dependent upon market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period. We estimate the amount of expected forfeitures when calculating compensation costs. The forfeiture rates we use were calculated based on our historical forfeiture activity, adjusted for activity that we believe is not representative of expected future activity. During the years ended December 31, 2012, 2011 and 2010, we recognized share-based compensation cost of $3.9 million, $3.4 million and $2.9 million in "General and administrative expense." Additionally, during the years ended December 31, 2012, 2011 and 2010, we recognized $180,000, $80,000 and $40,000 of share-based compensation in capitalized payroll. See Note 2 for additional information related to capitalized payroll.
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

We have two compensation plans under which our officers and directors may elect to defer the receipt of restricted shares. These plans are more fully discussed in Note 18. Restricted share awards deferred under these plans are reflected as restricted share equivalent units ("RSUs") in an individual bookkeeping account maintained for each participant. The vesting of such RSUs occurs on the same schedule as the restricted shares made subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares made subject to the deferral election.
The following table represents restricted share and RSU activity for the year ended December 31, 2012:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	RSUs	Fair Value

Nonvested at beginning of period	554,050	$7.87	63,349	$9.64
Granted	158,261	$16.48	37,681	$16.80
Vested	182,672	$12.04	42,205	$6.85
Forfeited	4,233	$16.05	—	$—
Nonvested at end of period	525,406	$9.23	58,825	$14.13
The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2012, 2011 and 2010 was $16.48, $15.19 and $7.46, respectively. The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2012, 2011 and 2010 was $16.80, $16.29 and $14.10, respectively. The total fair value of restricted shares vested during the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $2.7 million and $1.8 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $715,000, $1.0 million and $1.3 million, respectively. At December 31, 2012, there was a total of $2.8 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted average period of 1.6 years.
During 2010, we issued restricted share awards in which the number of shares that will ultimately vest was subject to market conditions over a three year period and service conditions over a four year period. The total estimated grant-date fair value of these awards, including the awards that were deferred, was $1.1 million. We used the Monte Carlo method to estimate the fair value of these awards. The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics. There were one million simulation paths used to estimate the fair value of these awards. The expected volatility was based upon the historical volatility of our daily share closing prices over a period equal to the market condition performance periods. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was the market condition performance periods.
The following table represents the assumption ranges used in the Monte Carlo method during 2010:

Expected volatility - AERC	31.8% to 63.1%
Expected volatility - peer group	24.2% to 68.1%
Risk-free interest rate	0.1% to 1.5%
Expected life (performance period)	3 years

Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards. There were 125,000, zero, and 20,000 options granted in 2012, 2011 and 2010, respectively. The weighted average Black-Scholes assumptions and fair value for 2012 and 2010 were as follows:

	Year ended December 31,
	2012	2010

Expected volatility	33.9%	38.8%
Risk-free interest rate	1.27%	1.8%
Expected life of options (in years)	7.0	7.1
Dividend yield	4.7%	4.9%
Grant-date fair value	$2.97	$3.27
The expected volatility for the awards granted in 2012 was based upon a 50/50 blend of historical and implied volatility. The historical volatility based upon changes in the weekly closing prices of our shares over a period equal to the expected life of the options granted. The implied volatility was the trailing month average of daily implied volatilities calculated by interpolating between the volatilities implied by stock call option contracts that were both closest to the expected life and the exercise price of the options. The longest terms of such options over the trailing month averaged 7.1 months. The expected volatility for the awards granted in 2010 was based entirely upon the historical volatility of our weekly share closing prices over a period equal to the expected life of the options granted. The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the expected life of the options. The expected life was derived using our historical experience for similar awards. The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.
The following table represents stock option activity for the year ended December 31, 2012:

			Weighted-
	Number of	Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise Price	Contract Life

Outstanding at beginning of period	689,184	$9.93
Granted	125,000	$15.29
Exercised	35,000	$8.99
Expired	10,000	$12.19
Outstanding at end of period	769,184	$10.81	3.8 years
Exercisable at end of period	612,184	$9.93	2.5 years
The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2012, was $4.1 million and $3.8 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $225,000, $529,000 and $2.9 million, respectively.

18.    DIRECTOR/EXECUTIVE COMPENSATION
Elective Deferred Compensation Program
The Associated Estates Realty Corporation Elective Deferred Compensation Program is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue Code, which strictly regulates the timing of elections and payment. Eligibility under the plan shall be determined by the Executive Compensation Committee or its designee, and at December 31, 2012, each of our appointed and/or elected officers was eligible.
This plan permits deferral of up to 90.0% of base salary and up to 100.0% of any incentive payment. An individual bookkeeping account will be maintained for each participant. Participants are provided a number of measurement funds from which they may select to determine earnings, which may be, but are not required to be, the same as those offered under our 401(k) savings plan. Deferrals of base salary and incentive payments (other than restricted shares, discussed below) are fully vested.
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
At December 31, 2012 and 2011, there were 286,002 and 253,894 share equivalent units, respectively, deferred under this plan.
Directors' Deferred Compensation Plan
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
Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. Share units representing deferred fees and dividend units are vested at all times. Share units representing deferred restricted shares vest on the same schedule as the restricted shares that were deferred. In December 2009 and effective on January 1, 2010, this plan was modified such that all distributions from the plan will be in the form of our common shares instead of cash, except for distributions with a commencement date of December 31, 2009 or prior, which are being made in cash. As a result, the value of the deferred compensation is included in "Paid-in capital" and is not adjusted based upon subsequent changes in the price of our common shares. At December 31, 2012, there were 267,136 share equivalent units under this plan, of which 133,073 units represent the deferral of cash fees earned. Distributions of $45,000, $55,000 and $69,000 were made in cash from this plan during 2012, 2011 and 2010, respectively. Additionally, 59,988 and 6,267 shares were distributed from this plan during 2012 and 2011, respectively.

Executive Compensation and Employment Agreements
On December 31, 2012, we entered into the Second Amended and Restated Employment Agreement, dated December 31, 2012, with Mr. Jeffrey I. Friedman, the Company's Chairman, President and CEO (the “Amended Agreement”).
The Amended Agreement, effective as of January 1, 2013, removes the prior “evergreen” term and replaces it with a five year term, unless terminated prior to that time by reason of Mr. Friedman's death, permanent disability or retirement or by the Company for “cause” or without “cause” (as such terms are defined in the Amended Agreement). The Amended Agreement eliminates the tax gross-up provisions relating to Internal Revenue Code Section 280G that were contained in Mr. Friedman's prior employment agreement. The Amended Agreement also eliminates the so-called “single trigger” provision that allowed Mr. Friedman to voluntarily terminate his employment with the Company following a change in control and receive severance benefits. The Amended Agreement also includes non-competition and non-solicitation provisions that apply during the term of the agreement and for a period of three years following termination of the agreement.
Additionally, we have severance arrangements with certain other executive officers.
Annual Incentive Plan
In February 2011, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers. Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our five "Named Executive Officers" in 2012 and 2011 and our four "Named Executive Officers" in 2010. Officers are rewarded for accomplishing our short-term financial and business unit objectives. In 2012 and 2011, annual incentive opportunities for the Officers were linked to same property NOI, as defined, business unit objectives and individual performance. During 2010, the level of achievement under this plan was not tied to specific performance metrics but was determined at the discretion of the Committee. The Officers earned annual incentives of approximately $1.9 million, $1.8 million and $1.7 million in cash in 2012, 2011 and 2010, respectively.
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
In February of each year, the Committee approves the terms of that year's single-year component of the LTIP. For 2012 and 2011, this component focused primarily on interest coverage and fixed charge coverage financial ratios and same property NOI. During 2010 the level of achievement under this component was not tied to specific performance metrics but was determined at the discretion of the Committee. Officers earned approximately $2.1 million, $2.3 million and $1.5 million under the single-year LTIP in 2012, 2011 and 2010, respectively.

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
In February 2010, the Committee approved the terms of the 2010 multi-year component. This component focuses on absolute and relative cumulative total shareholder return over the three-year period ending December 31, 2012, and continued employment with the Company. Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2010 with an intrinsic value of $3.9 million. Based upon the performance for the three-year period ended December 31, 2012, shares having an intrinsic value of $3.3 million when granted are eligible for vesting on December 31, 2013, which is the end of the service period.
In February 2007, the Committee approved the terms of the 2007 multi-year component. This component focused on cumulative total shareholder return over the three-year period ending December 31, 2009 and continued employment with the Company. Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2007 with an intrinsic value of $3.2 million. The total shareholder return objectives under the 2007 plan were not met and only the shares attributable to continued employment with the Company vested on December 31, 2010, which had an intrinsic value of $392,000 when granted.
19.    SUBSEQUENT EVENTS
Debt. On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million, 8-year maturity at 4.02% and $87.0 million, 10-year maturity at 4.45%.  The $150.0 million total issuance has a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were approximately $1.0 million.
Dividends. On February 1, 2013, we paid a dividend of $0.19 per common share to shareholders of record on January 15, 2013, which had been declared on December 6, 2012. The declaration and payment of quarterly dividends remains subject to review by, and approval of, the Board of Directors.
Noncontrolling Interest. On February 15, 2013, we funded the development partnership's redemption of Bristol Development Group's partnership interest and we now own a 100.0% interest in the Vista Germantown property.

20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2012
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Qs	$42,931	$42,309	$45,841
Revenue of sold properties transferred to
discontinued operations	$(2,858)	$(318)	$—
Revenue	$40,073	$41,991	$45,841	$46,964
Operating income	$7,507	$7,405	$8,982	$10,496
Net (loss) income	$(2,086)	$23,665	$2,101	$6,931
Net (loss) income attributable to AERC	$(2,081)	$23,669	$2,093	$6,911
Basic earnings per common share	$(0.05)	$0.55	$0.04	$0.14
Diluted earnings per common share	$(0.05)	$0.54	$0.04	$0.14

	2011
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue as reported in Form 10-Qs	$42,254	$42,000	$43,832
Revenue of sold properties transferred to
discontinued operations	$(2,629)	$(295)	$—
Revenue	$39,625	$41,705	$43,832	$39,903
Operating income	$4,402	$5,383	$4,962	$5,398
Net (loss) income	$(3,069)	$(1,561)	$12,208	$(2,210)
Net (loss) income attributable to AERC	$(3,082)	$(1,573)	$12,196	$(2,213)
Basic earnings per common share	$(0.07)	$(0.04)	$0.29	$(0.05)
Diluted earnings per common share	$(0.07)	$(0.04)	$0.29	$(0.05)

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (1)	Accounts	Deductions (2)	of Period

Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$141	$1,991	$—	$(2,028)	$104
Valuation allowance-deferred tax asset	5,970	656	—	—	6,626

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$100	$2,808	$—	$(2,767)	$141
Valuation allowance-deferred tax asset	4,948	1,022	—	—	5,970

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$80	$2,239	$—	$(2,219)	$100
Valuation allowance-deferred tax asset	5,176	(228)	—	—	4,948

(1)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

(2)	Uncollectible amounts reserved for or written off.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	February, 1995	5-30	$941	$8,499	$2,482
The Residence at Barrington	September, 1995	5-30	2,357	21,986	1,472
Village at Avon	June, 1998	5-30	2,145	21,704	2,591
Village of Western Reserve	August, 1996	5-30	691	6,866	643
Westchester Townhomes	November, 1989	5-15	693	5,686	1,069
Westlake Seven	October, 1995	5-30	559	332	315
Williamsburg Townhomes	February, 1994	5-30	844	12,787	3,551

CENTRAL OHIO
Bedford Commons	December, 1994	5-30	929	5,751	949
Bradford at Easton	October, 1995	5-30	2,033	16,303	2,299
Heathermoor	August, 1994	5-30	1,796	8,535	2,001
Kensington Grove	July, 1995	5-30	533	4,600	776
Lake Forest	July, 1994	5-30	824	6,135	909
Perimeter Lakes	September, 1996	5-30	1,265	8,647	1,323
Saw Mill Village	April, 1997	5-30	2,548	17,218	4,131
St. Andrews at Little Turtle	March, 1995	5-30	478	4,216	1,106
Sterling Park	August, 1994	5-30	646	3,919	538
The Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	3,038
Wyndemere Land	March, 1997	—	200	—	—

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

(In thousands)	Gross Amount at Which Carried at December 31, 2012
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	$941	$10,981	$11,922	$6,574	$—	—
The Residence at Barrington	2,355	23,460	25,815	11,334	—	—
Village at Avon	2,145	24,295	26,440	10,477	20,313	December 2015
Village of Western Reserve	691	7,509	8,200	3,482	—	—
Westchester Townhomes	693	6,755	7,448	5,428	—	—
Westlake Seven	—	1,206	1,206	1,142	—	—
Williamsburg Townhomes	844	16,338	17,182	9,985	—	—

CENTRAL OHIO
Bedford Commons	929	6,700	7,629	3,992	—	—
Bradford at Easton	2,033	18,602	20,635	9,566	—	—
Heathermoor	1,796	10,536	12,332	6,519	—	—
Kensington Grove	533	5,376	5,909	3,118	—	—
Lake Forest	824	7,044	7,868	4,294	—	—
Perimeter Lakes	1,265	9,970	11,235	5,641	—	—
Saw Mill Village	2,548	21,349	23,897	11,307	16,438	April 2016
St. Andrews at Little Turtle	478	5,322	5,800	3,166	—	—
Sterling Park	646	4,457	5,103	2,674	—	—
The Residence at Christopher Wren	1,560	16,792	18,352	10,488	—	—
Wyndemere Land	200	—	200	—	—	—

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
SOUTHEAST MICHIGAN
Arbor Landings	June, 1999	5-30	$1,129	$10,403	$10,637
Clinton Place	August, 1997	5-30	1,219	9,478	2,208
Georgetown Park	June, 1999	5-30	1,778	12,141	13,896
Oaks at Hampton	August, 1995	5-30	3,026	27,204	4,311
Spring Valley	October, 1997	5-30	1,433	13,461	1,688

WESTERN MICHIGAN
Landings at the Preserve	September, 1995	5-30	1,081	7,190	1,312
Summer Ridge	April, 1996	5-30	1,251	11,194	2,304

CENTRAL FLORIDA
Courtney Chase (2)	August, 2004	5-30	3,032	20,452	514

SOUTHEAST FLORIDA
Cypress Shores	February, 1998	5-30	2,769	16,452	1,820
Vista Lago (2)	March, 2005	5-30	4,012	35,954	451
Waterstone at Wellington (2)	June, 2011	5-30	5,948	25,456	392
Windsor Pines	October, 1998	5-30	4,834	28,795	1,433

GEORGIA
Cambridge at Buckhead (2)	October, 2005	5-30	6,166	16,730	829
Idlewylde (2)	June, 2007	5-30	12,058	53,124	1,661
Morgan Place	July, 1998	5-30	3,292	9,159	1,117

MARYLAND
Annen Woods	July, 1998	5-30	1,389	9,069	1,768
Bethesda (4)		—	12,484	—	4
Reflections	February, 1998	5-30	1,807	12,447	3,943

METRO DC
Dwell Vienna Metro (2)	August, 2011	5-30	11,241	67,130	329
Hampton Point	July, 1998	5-30	3,394	21,703	7,150

INDIANA
Center Point	August, 1997	5-30	1,508	22,861	2,036
Residence at White River	February, 1997	5-30	1,064	11,631	1,979
Steeplechase at Shiloh	July, 1998	5-30	2,261	16,257	1,011

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

(In thousands)	Gross Amount at Which Carried at December 31, 2012
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
SOUTHEAST MICHIGAN
Arbor Landings	$1,682	$20,487	$22,169	$10,703	$—	—
Clinton Place	1,219	11,686	12,905	6,017	—	—
Georgetown Park	2,128	25,687	27,815	14,345	—	—
Oaks at Hampton	3,026	31,515	34,541	18,396	—	—
Spring Valley	1,433	15,149	16,582	7,838	10,817	June 2014

WESTERN MICHIGAN
Landings at the Preserve	1,143	8,440	9,583	4,775	—	—
Summer Ridge	1,251	13,498	14,749	7,492	—	—

CENTRAL FLORIDA
Courtney Chase (2)	3,032	20,966	23,998	6,584	—	—

SOUTHEAST FLORIDA
Cypress Shores	2,769	18,272	21,041	9,075	26,990	October 2013
Vista Lago (2)	4,012	36,405	40,417	10,411	—	—
Waterstone at Wellington (2)	5,948	25,848	31,796	1,608	—	—
Windsor Pines	4,834	30,228	35,062	14,706	38,880	October 2013

GEORGIA
Cambridge at Buckhead (2)	6,166	17,559	23,725	4,648	—	—
Idlewylde (2)	11,849	54,994	66,843	13,245	—	—
Morgan Place	3,292	10,276	13,568	5,005	—	—

MARYLAND
Annen Woods	1,389	10,837	12,226	5,385	12,857	October 2013
Bethesda (4)	12,488	—	12,488	—	—	—
Reflections	1,807	16,390	18,197	7,692	19,198	October 2013

METRO DC
Dwell Vienna Metro (2)	11,241	67,459	78,700	3,563	41,167	June 2022
Hampton Point	3,394	28,853	32,247	13,495	32,573	October 2013

INDIANA
Center Point	1,470	24,935	26,405	12,844	—	—
Residence at White River	1,064	13,610	14,674	7,072	9,221	June 2014
Steeplechase at Shiloh	2,261	17,268	19,529	8,351	—	—

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
NORTH CAROLINA
Southpoint Village (2)	July, 2012	5-30	$3,307	$29,661	$61
The Apartments at the Arboretum (2)	May, 2012	5-30	4,008	33,411	114
The Park at Crossroads (2)	August, 2012	5-30	5,520	31,391	449

NORTHERN VIRGINIA
Ashborough (2)	September, 2010	5-30	20,136	65,885	446
Riverside Station (2)	May, 2010	5-30	13,680	38,708	340
Westwind Farms (2)	December, 2010	5-30	18,265	67,098	443

SOUTHEAST VIRGINIA
River Forest (2)	April, 2008	5-30	4,655	25,758	7,184
The Alexander at Ghent (2)	June, 2007	5-30	4,368	43,263	816
The Belvedere (2)	April, 2008	5-30	6,044	35,353	391

CALIFORNIA
Desmond's Tower (2) (5)	May, 2012	14-30	7,390	10,742	—
The Desmond on Wilshire (3)	May, 2012	—	17,491	—	—

TEXAS
Turtle Creek (3)		—	6,983	—	—
San Raphael (2)	October, 2010	5-30	3,777	15,795	816
San Raphael Phase II (4)			733	—	—
The Brixton	October, 2011	5-30	2,867	17,638	469
21-Forty Medical District	July, 2012	5-30	5,413	44,823	101

TENNESSEE
Vista Germantown	November, 2012	5-30	5,649	29,389	—
			$239,504	$1,114,144	103,615

MANAGEMENT SERVICE
COMPANIES
Improvements	November, 1993	10-30			6,938
					$110,553

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

(In thousands)	Gross Amount at Which Carried at December 31, 2012
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
NORTH CAROLINA
Southpoint Village (2)	$3,307	$29,722	$33,029	$448	$—	—
The Apartments at
the Arboretum (2)	4,008	33,524	37,532	706	—	—
The Park at Crossroads (2)	5,520	31,840	37,360	406	27,260	August 2016

NORTHERN VIRGINIA
Ashborough (2)	20,136	66,331	86,467	5,869	47,591	May 2018
Riverside Station (2)	13,680	39,048	52,728	3,912	35,878	September 2020
Westwind Farms (2)	18,265	67,541	85,806	5,397	—	—

SOUTHEAST VIRGINIA
River Forest (2)	4,644	32,953	37,597	5,399	—	—
The Alexander at Ghent (2)	4,367	44,080	48,447	9,414	24,500	October 2014
The Belvedere (2)	6,044	35,744	41,788	6,282	—	—

CALIFORNIA
Desmond's Tower (2) (5)	7,390	10,742	18,132	293	—	—
The Desmond on Wilshire (3)	17,491	—	17,491	—	—	—

TEXAS
Turtle Creek (3)	6,983	—	6,983	—	—	—
San Raphael (2)	3,777	16,611	20,388	1,482	—	—
San Raphael Phase II (4)	733	—	733	—	—	—
The Brixton	2,867	18,107	20,974	849	12,595	June 2019
21-Forty Medical District	5,413	44,924	50,337	670	—	—

TENNESSEE
Vista Germantown	5,649	29,389	35,038	951	—	—
	239,653	1,217,610	1,457,263	344,515	$376,278

MANAGEMENT SERVICE
COMPANIES	1,506	5,432	6,938	2,897
Land, Building and
Improvements	$241,159	$1,223,042	1,464,201	347,412
Furniture, Fixtures and
Equipment			36,997	24,318
Construction in Progress			10,449	—
GRAND TOTALS			$1,511,647	$371,730

(1)	Encumbrances include mortgage debt secured by the real estate assets.

(2)
For acquisitions initiated after June 30, 2001, intangible assets such as in place leases were recognized upon the acquisition of these properties and are not included in the initial costs or historical costs shown.

(3)	Land held for future development.

(4)	Currently under development.

(5)	Office building containing 78,800 total square feet (unaudited).

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
The aggregate cost for federal income tax purposes was approximately $1.5 billion at December 31, 2012.
The changes in total real estate assets for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	2012	2011	2010

Balance, beginning of period	$1,345,439	$1,210,289	$940,643
Disposal of fixed assets	(75,770)	(37,443)	(4,344)
New acquisition properties	178,864	138,050	253,240
Improvements	63,114	34,543	20,750
Balance, end of period	$1,511,647	$1,345,439	$1,210,289
The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	2012	2011	2010

Balance, beginning of period	$358,605	$335,289	$302,108
Disposal of fixed assets	(37,531)	(22,643)	(4,238)
Depreciation for period	50,656	45,959	37,419
Balance, end of period	$371,730	$358,605	$335,289