Form 10-Q
period 2013-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2013-05-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding as of April 26, 2013 was 50,368,192 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2013	2012
ASSETS
Real estate assets
Land	$229,472	$241,159
Buildings and improvements	1,169,492	1,223,042
Furniture and fixtures	36,972	36,997
Construction in progress	14,600	10,449
Gross real estate	1,450,536	1,511,647
Less: Accumulated depreciation	(371,078)	(371,730)
Net real estate	1,079,458	1,139,917
Cash and cash equivalents	19,549	4,740
Restricted cash	4,961	4,429
Accounts receivable, net
Rents	1,524	1,395
Other	1,146	553
Other assets, net	21,510	21,443
Total assets	$1,128,148	$1,172,477
LIABILITIES AND EQUITY
Mortgage notes payable	$375,255	$376,278
Unsecured notes	150,000	—
Unsecured revolving credit facility	—	190,500
Unsecured term loan	150,000	150,000
Total debt	675,255	716,778
Accounts payable and other liabilities	29,432	32,865
Dividends payable	10,283	10,149
Resident security deposits	3,642	3,846
Accrued interest	3,487	2,363
Total liabilities	722,099	766,001
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized 50,368,193 issued and outstanding at
March 31, 2013 and 49,526,639 issued and
outstanding at December 31, 2012, respectively	5,037	4,953
Paid-in capital	634,402	634,587
Accumulated distributions in excess of accumulated net income	(232,428)	(233,208)
Accumulated other comprehensive loss	(3,046)	(2,934)
Total shareholders' equity attributable to AERC	403,965	403,398
Noncontrolling interest	350	1,344
Total equity	404,315	404,742
Total liabilities and equity	$1,128,148	$1,172,477

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Revenue
Property revenue	$44,681	$38,207
Office revenue	312	—
Total revenue	44,993	38,207
Expenses
Property operating and maintenance	17,092	15,072
Depreciation and amortization	14,383	11,874
Construction and other services	—	70
General and administrative	4,958	4,369
Development costs	262	310
Total expenses	36,695	31,695
Operating income	8,298	6,512
Interest expense	(7,421)	(9,308)
Income (loss) from continuing operations	877	(2,796)
Income from discontinued operations:
Operating income, net of interest expense	690	750
Gain (loss) on disposition of properties	8,796	(40)
Income from discontinued operations	9,486	710
Net income (loss)	10,363	(2,086)
Net (income) loss attributable to noncontrolling interests	(17)	5
Net income (loss) attributable to AERC	$10,346	$(2,081)
Allocation to participating securities	(48)	—
Net income (loss) applicable to common shares	$10,298	$(2,081)

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.02	$(0.07)
Income from discontinued operations	0.19	0.02
Net income (loss) applicable to common shares - basic	$0.21	$(0.05)

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	$0.02	$(0.07)
Income from discontinued operations	0.18	0.02
Net income (loss) applicable to common shares - diluted	$0.20	$(0.05)

Comprehensive income:
Net income (loss)	$10,363	$(2,086)
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	(112)	23
Total comprehensive income (loss)	10,251	(2,063)
Comprehensive (income) loss attributable to noncontrolling interests	(17)	5
Total comprehensive income (loss) attributable to AERC	$10,234	$(2,058)

Dividends declared per common share	$0.19	$0.17

Weighted average number of common shares
outstanding - basic	49,634	42,343

Weighted average number of common shares
outstanding - diluted	50,280	42,343

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Cash flow from operating activities:
Net income (loss)	$10,363	$(2,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	14,561	13,231
(Gain) loss on disposition of properties	(8,796)	40
Amortization of deferred financing costs and other	299	714
Share-based compensation expense	1,419	1,161
Net change in assets and liabilities:
Accounts receivable	(736)	949
Accounts payable and accrued expenses	(2,384)	(1,785)
Other operating assets and liabilities	844	(1,164)
Total adjustments	5,207	13,146
Net cash flow provided by operating activities	15,570	11,060
Cash flow from investing activities:
Recurring fixed asset additions	(2,140)	(1,929)
Revenue enhancing/non-recurring fixed asset additions	(25)	(173)
Acquisition fixed asset additions	(395)	(223)
Development fixed asset additions	(4,017)	(18,397)
Net proceeds from disposition of operating properties	61,970	—
Other investing activity	(798)	(106)
Net cash flow provided by (used for) investing activities	54,595	(20,828)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(826)	(731)
Principal repayments of mortgage notes payable	—	(123,448)
Payment of debt procurement costs	(1,055)	(2,656)
Proceeds from construction loan funding	—	2,500
Proceeds from issuance of unsecured notes	150,000	—
Revolving credit facility borrowings	67,200	191,300
Revolving credit facility repayments	(257,700)	(47,300)
Common share dividends paid	(9,346)	(7,122)
Operating partnership distributions paid	(16)	(13)
Exercise of stock options	1,550	—
Purchase of treasury shares	(697)	(952)
Noncontrolling interest investment in partnership	—	350
Purchase of noncontrolling interest in partnership	(4,544)	—
Other financing activities, net	78	114
Net cash flow (used for) provided by financing activities	(55,356)	12,042
Increase in cash and cash equivalents	14,809	2,274
Cash and cash equivalents, beginning of period	4,740	4,328
Cash and cash equivalents, end of period	$19,549	$6,602
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,283	$8,169
Issuance of shares for share-based compensation	71	1,833
Net change in accounts payable related to fixed asset additions	(141)	(407)
Net change in accounts payable and security deposits
related to disposition of operating properties	(322)	—

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties we own and operate. As of March 31, 2013, our operating portfolio consisted of 51 apartment communities containing 13,107 units in ten states that are owned, either directly or indirectly, through subsidiaries. Additionally, in May 2012, in conjunction with our acquisition of land for development of an apartment community, we acquired an office building in Los Angeles, California containing approximately 78,800 square feet of office and retail space.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of normal and recurring adjustments considered necessary for a fair statement have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2012.
Segment Reporting
Substantially all of our properties are multifamily communities that have similar economic characteristics and offer similar products and services, and as such, our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. During the three months ended March 31, 2013, substantially all of our consolidated revenue was provided by our multifamily properties. As a result, we have determined that as of March 31, 2013, we have only one reportable segment, which is multifamily properties.
Derivative Instruments and Hedging Activities
We have utilized interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate caps, designated as cash flow hedges, involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an upfront premium.
We do not use derivatives for trading or speculative purposes. Further, we have a policy of entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure the derivatives are designed to hedge, we have not sustained a material loss from these hedges.

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
We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months.
For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. We also capitalize internal costs, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset. Costs associated with the lease up of development properties are not capitalized. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three months ended March 31, 2013 and 2012, was $480,000 and $210,000, respectively. Total capitalized payroll costs during the three months ended March 31, 2013 and 2012, were $590,000 and $520,000, respectively.

We discontinue the depreciation of assets we have specifically identified as held for sale. There were no properties classified as held for sale at March 31, 2013 and December 31, 2012.
Classification of Fixed Asset Additions
We define recurring fixed asset additions to a property as capital expenditures made to replace worn out assets to maintain the property's value. Revenue enhancing/non-recurring fixed asset additions are defined as capital expenditures that increase the value of the property and enable us to increase rents. Acquisition/development fixed asset additions are defined as capital expenditures for the purchase or construction of new properties to be added to our portfolio, or fixed asset additions identified at the time of purchase that are not made until subsequent periods.
Offsetting Assets and Liabilities
In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, in addition to securities borrowing and lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. This ASU requires disclosure of quantitative information separately for assets and liabilities in a tabular format and a description of the rights of setoff associated with the assets and liabilities subject to the master netting arrangements. See Note 10 for additional information related to our derivative and hedging activities. This updated guidance applies to fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this guidance effective January 1, 2013.
Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation as a result of discontinued operations.
3.    ACQUISTION, DEVELOPMENT, CONSTRUCTION, AND DISPOSITION ACTIVITY
Acquisition Activity
We have entered into an agreement to acquire an apartment project that is being developed in Ft. Lauderdale, Florida for a purchase price of $80.2 million. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to be in 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit.  We consider our deposit to be a variable interest and the development entity to be a variable interest entity for which we are not the primary beneficiary as of this reporting date.

Development Activity
The following table identifies our current development activity:

				Total
(Dollar amounts in thousands)			Planned	Budgeted	Costs		Actual	Estimated
Under	Ownership		Total	Capital	to	Total	Construction	Construction
Construction	%		Units	Cost (1)	Date (3)	Debt	Start	Completion
San Raphael Phase II	100.0%		99	$13,750	$6,572	$—	Q2 2012	Q4 2013
Dallas, TX
Bethesda	97.0%	(2)	140	$53,400	$16,386	$—	Q4 2012	Q1 2015
Bethesda, MD
Cantabria	100.0%		249	$56,800	$9,270	$—	Q2 2013	Q1 2015
Dallas, TX
Total			488	$123,950	$32,228	$—

(1)	Total budgeted capital cost represents estimated costs for projects under development inclusive of all capitalized costs.

(2)	Ownership percentage based on current equity of the joint venture and is subject to change based on changes in total equity. Joint venture partner contribution is $350,000.

(3)	Costs to date include the cost of land.
The following table identifies our future development:

(Dollar amounts in thousands)			Estimated
Name	Location	Ownership %	Total Units (1)	Costs to Date
The Desmond on Wilshire	Los Angeles, California	100.0%	175	$20,193
Total			175	$20,193

(1)	Based on current projections as of April 23, 2013.
Disposition Activity
The results of operations for all periods presented and gains related to the sale of operating properties are reported in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income. Real estate assets classified as held for sale are also reported as discontinued operations. We classify properties as held for sale when all significant contingencies surrounding the completion of the disposition have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties sold or classified as held for sale.
During the three months ended March 31, 2013, we completed the sale of one property located in Georgia for a total sales price of $63.2 million and recognized a gain of $8.8 million.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, includes the operating results and related gains recognized for one property sold in 2013 and six properties sold in 2012. The $40,000 loss shown for the three months ended March 31, 2012, represents the true-up of the estimated gain calculations previously recorded in connection with the sale of two properties in 2011. The following table summarizes "Income from discontinued operations:"

	Three Months Ended
	March 31,
(In thousands)	2013	2012
REVENUE
Property revenue	$1,923	$4,724

EXPENSES
Property operating and maintenance	1,055	2,372
Depreciation and amortization	178	1,357
Total expenses	1,233	3,729
Operating income	690	995
Interest expense	—	(245)
Operating income, net of interest expense	690	750
Gain (loss) on disposition of properties	8,796	(40)
Income from discontinued operations	$9,486	$710
4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$375,255	5.4%	$376,278	5.4%
Unsecured - notes	150,000	4.3%	—	—%
Total Fixed Rate Debt	525,255	5.1%	376,278	5.4%

Variable Rate Debt Hedged:
Unsecured - term loan (1)	125,000	1.9%	125,000	1.9%
Total Variable Rate Debt Hedged	125,000	1.9%	125,000	1.9%

Variable Rate Debt Unhedged:
Unsecured - revolver	—	—%	190,500	1.7%
Unsecured - term loan	25,000	1.9%	25,000	1.9%
Total Variable Rate Debt Unhedged	25,000	1.9%	215,500	1.7%
Total Debt	$675,255	4.4%	$716,778	3.7%

(1)
We entered into a forward starting swap in December 2011 fixing the rate at 1.26% plus the credit spread (which was 1.70% at March 31, 2013), or an all-in rate of 2.96% beginning June 2013 through June 2016. See Note 13 for additional information related to this loan.

Unsecured Debt
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at a fixed rate of 4.02% and $87.0 million with a 10-year maturity at a fixed rate of 4.45%. The $150.0 million total issuance has a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were approximately $1.0 million.

Mortgage Notes Payable
During 2008, 2007 and 2006, we defeased 21 CMBS loans. These loans were defeased pursuant to the terms of the underlying loan documents. In accordance with GAAP, we removed those financial assets and the mortgage loans from our financial records. All risk of loss associated with these defeasances was transferred from us to the successor borrower, and any ongoing relationship between the successor borrower and us was deemed inconsequential at the time of completion of the respective transfers. We subsequently learned that, for certain defeasance transactions, the successor borrower was able to prepay certain loans, thus enabling us to receive a refund of a portion of the costs incurred in connection with the transactions. During the three months ended March 31, 2012, we received a refund of $279,000, which represents the last refund we could receive as all defeased loans have now matured and have been repaid in full.
Cash paid for interest, excluding $480,000 and $210,000 of capitalized interest, respectively, was $5.8 million and $10.9 million for the three months ended March 31, 2013 and 2012, respectively. Cash paid for interest was reduced by the defeasance refund received of $279,000 for the three months ended March 31, 2012. Additionally, $1.7 million of prepayment costs is included in the cash paid for interest for the three months ended March 31, 2012.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill is allocated to our properties on a relative fair value basis. Upon disposition of said properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written-off. During the three months ended March 31, 2013 we wrote-off $150,000 of our goodwill. The carrying value of our goodwill as of March 31, 2013 and December 31, 2012, was $1.6 million and $1.7 million, respectively. Our annual review of goodwill is completed during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2013, determined that goodwill was not impaired. In performing this analysis, we compare the net book value of each property, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as in place leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months.
6.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, we issued a total of 522,032 operating partnership units ("OP units") in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005. Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption. All units presented to date for redemption were redeemed for cash. No OP Units were redeemed during the three months ended March 31, 2013 or 2012. There were 74,083 OP units remaining as of March 31, 2013.

Activity related to noncontrolling redeemable interest is as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Balance at beginning of period	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	14	13
Distribution to noncontrolling redeemable interest	(14)	(13)
Balance at end of period	$1,734	$1,734
Noncontrolling Interests
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million on which it is developing 140 multifamily units and 7,000 square feet of retail space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest in the partnership. In February 2013, we funded the redemption of the interest of the minority 10.0% partner of this partnership for $4.5 million and as a result we own a 100.0% interest in Vista Germantown.
The following table provides details of the activity related to the noncontrolling interests:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Balance at beginning of period	$1,344	$1,029
Net income (loss)	3	(18)
Purchase of noncontrolling interest	(997)	—
Noncontrolling interest cash contribution	—	350
Balance at end of period	$350	$1,361
The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	Three Months Ended
	March 31,
	2013	2012
Net income (loss) attributable to AERC	10,346	(2,081)
Decrease in equity for purchase of noncontrolling interest	(3,547)	—
Change from net income (loss) attributable to AERC
and net transfers from noncontrolling interest	$6,799	$(2,081)

7.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Three Months Ended March 31, 2013
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-In	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Income	(at Cost)	Interest
Balance, December 31, 2012	$4,953	$634,587	$(233,208)	$(2,934)	$—	$1,344
Net income attributable to AERC	—	—	10,346	—	—	—
Other comprehensive income:
Changes in fair value of hedge
instruments	—	—	—	(112)	—	—
Net income attributable to
noncontrolling interest	—	—	—	—	—	3
Purchase of noncontrolling interest	—	(3,547)	—	—	—	(997)
Share-based compensation	71	2,522	1	—	—	—
Purchase of common shares	—	—	—	—	(697)	—
Option exercises	13	840	—	—	697	—
Common share dividends declared	—	—	(9,567)	—	—	—
Balance, March 31, 2013	$5,037	$634,402	$(232,428)	$(3,046)	$—	$350
8.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Numerator - basic and diluted:
Income (loss) from continuing operations	$877	$(2,796)
Net (income) loss attributable to noncontrolling interests	(17)	5
Allocation to participating securities	(4)	—
Income (loss) from continuing operations applicable to common shares	$856	$(2,791)

Income from discontinued operations	$9,486	$(40)
Allocation to participating securities	(44)	—
Income (loss) from discontinued operations applicable to common shares	$9,442	$(40)

Denominator - basic	49,634	42,343
Effect of dilutive securities (1)	646	—
Denominator - diluted	50,280	42,343

Earnings per common share - basic:
Income (loss) from continuing operations	$0.02	$(0.07)
Income from discontinued operations	0.19	0.02
Net income (loss) attributable to AERC - basic	$0.21	$(0.05)

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.02	$(0.07)
Income from discontinued operations	0.18	0.02
Net income (loss) attributable to AERC - diluted	$0.20	$(0.05)

(1)
For the three months ended March 31, 2013, the effect of 83,000 stock options were excluded as their inclusion would be anti-dilutive. For the three months ended March 31, 2012, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

The effect of exercise of rights for exchange of OP units into common shares was not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.
9.    EQUITY BASED AWARD PLANS
During the three months ended March 31, 2013 and 2012, we recognized total share-based compensation cost of $1.4 million and $1.1 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, during the three months ended March 31, 2013 and 2012, we recognized $110,000 and $30,000 of share-based compensation in capitalized payroll, respectively. See Note 2 for additional information related to capitalized payroll.
Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Our officers and directors may elect to defer the receipt of restricted shares under our deferred compensation plans. Deferred restricted share awards are reflected as restricted share equivalent units ("RSUs") in an individual bookkeeping account maintained for each participant. The vesting of such RSUs occurs on the same schedule as the restricted shares subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares subject to the deferral election. RSUs are not included in the number of issued and outstanding common shares reflected in the "Equity" section of our Consolidated Balance Sheets. RSUs with non-forfeitable dividend rights are included in the allocation to participating securities using the two-class method. RSUs with forfeitable dividend rights do not qualify as participating securities and are included in the calculation of diluted earnings per share to the extent they are not anti-dilutive for the period presented.
The following table represents restricted share and RSU activity for the three months ended March 31, 2013:

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	RSUs	Fair Value
Nonvested at beginning of period	525,406	$9.23	58,825	$14.13
Granted	747,783	$10.27	9,220	$16.35
Vested	141,748	$16.05	5,469	$16.32
Forfeited	50,548	$8.42	1,865	$8.38
Nonvested at end of period	1,080,893	$9.09	60,711	$14.44
The weighted average grant-date fair value of restricted shares and RSUs granted during the three months ended March 31, 2012 was $16.48. The total fair value of restricted shares vested during the three months ended March 31, 2013 and 2012, was $2.3 million and $2.8 million, respectively. The total fair value of RSUs vested during the three months ended March 31, 2013 and 2012, was $90,000 and $40,000, respectively. At March 31, 2013, there was a total of $8.1 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted-average period of three years.

During 2013, we issued restricted share awards in which the number of shares that will ultimately vest is subject to market conditions over a three-year period and service conditions over a four-year period. The total estimated grant-date fair value of these awards, including the awards that were deferred, was $4.3 million. We used the Monte Carlo method to estimate the fair value of these awards. The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting and uses random situations that are averaged based on past stock characteristics. There were one million simulation paths used to estimate the fair value of these awards. The expected volatility for the awards granted in 2013 was based upon a 50/50 blend of historical and implied volatility. The historical volatility was based upon changes in the weekly closing prices of our shares over a period equal to the expected life of the restricted shares granted. The implied volatility was the trailing month average of daily implied volatilities calculated by interpolating between the volatilities implied by stock call option contracts that were both closest to the expected life and the exercise price of the restricted shares. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was the market condition performance periods.
The following table represents the assumption ranges used in the Monte Carlo method during 2013:

Expected volatility - AERC	18.1% to 22.5%
Expected volatility - peer group	14.7% to 29.5%
Risk-free interest rate	0.1% to 0.5%
Expected life (performance period)	3 years
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards that do not include a market condition. There were no stock options awarded and 169,164 options exercised during the three months ended March 31, 2013. There were 125,000 stock options awarded and no stock options exercised during the three months ended March 31, 2012. The Black-Scholes assumptions and fair value for the options awarded in 2012 were as follows:

Expected volatility	33.9%
Risk-free interest rate	1.27%
Expected life of options	7 years
Dividend yield	4.7%
Grant-date fair value	$2.97
The expected volatility was based upon a 50/50 blend of historical and implied volatility. The historical volatility was based upon changes in the weekly closing prices of our shares over a period equal to the expected life of the options granted. The implied volatility was the trailing month average of daily implied volatilities calculated by interpolating between the volatilities implied by stock call option contracts that were both closest to the expected life and the exercise price of the options. The longest terms of such options over the trailing month averaged 7.1 months. The risk-free interest rate used was the yield from U.S. Treasury zero-coupon bonds on the date of the grant with a maturity equal to the expected life of the options. The expected life was derived using our historical experience for similar awards. The dividend yield was derived using our annual dividend rate as a percentage of the price of our shares on the date of grant.
The following table represents stock option activity for the three months ended March 31, 2013:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	769,184	$10.81
Exercised	169,164	$9.16
Outstanding at end of period	600,020	$11.28	4.1 years

Exercisable at end of period	486,687	$10.64	3.1 years

The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2013 and 2012, was $4.4 million and $4.5 million, respectively.
10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest rate risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% plus the credit spread (which was 1.70% at March 31, 2013), or an all-in rate of 2.96%. The credit spread is subject to change, from time to time, from a minimum of 1.25% to a maximum of 2.2% over LIBOR based upon our qualified ratings as defined in the agreement. See Note 13 for additional information related to this forward starting interest rate swap.
The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see Note 11 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments
Liability Derivatives
	As of March 31, 2013		As of December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Accounts payable		Accounts payable
	and other liabilities	$3,046	and other liabilities	$2,934
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
(In thousands)	Location of Gain or
Derivatives in Cash Flow Hedging	(Loss) Recognized	Three Months Ended
Relationships (Interest Rate Swaps)	in Income on Derivative	March 31, 2013	March 31, 2012
Amount of gain or (loss)
recognized in OCI on derivative		$(112)	$23

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$—	$—

Amount of gain or (loss) recognized in
income on derivative (ineffective portion and
amount excluded from effectiveness testing)	Other expense	$—	$—

The following tables present the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets
Gross Amounts Not Offset in
the Balance Sheets
as of March 31, 2013
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in
the Balance Sheets
as of March 31, 2013
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$3,046	$—	$3,046	$—	$—	$3,046

Offsetting of Derivative Assets
Gross Amounts Not Offset in
the Balance Sheets
as of December 31, 2012
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in
the Balance Sheets
as of December 31, 2012
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$2,934	$—	$2,934	$—	$—	$2,934

As of March 31, 2013, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $3.0 million. As of March 31, 2013, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at March 31, 2013, we could have been required to settle our obligations under the agreement at its termination value of $3.0 million. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.0 million.
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
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 65% at March 31, 2013. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at March 31, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$375,255	$—	$—	$394,690
Unsecured debt	300,000	—	299,555	—

Fair Value at December 31, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$376,278	$—	$—	$403,391
Unsecured debt	340,500	—	339,604	—
12.    CONTINGENCIES
Legal Proceedings
We are subject to legal proceedings, lawsuits and other claims arising in the ordinary course of business (collectively, "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. We believe any current Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of Litigation, one or more lawsuits could ultimately result in a material obligation.
13.    SUBSEQUENT EVENTS
Debt
On April 2, 2013, we executed a forward starting interest rate swap on $125.0 million of our $150.0 million unsecured term loan, fixing the rate beginning June 2016 at a rate of 1.55% plus the credit spread, which was 1.70% as of March 31, 2013, or an all-in rate of 3.25% until the loan matures in January 2018.
Dividends
On May 1, 2013, we paid a dividend of $0.19 per common share to shareholders of record on April 15, 2013, which had been declared on March 12, 2013. The declaration and payment of quarterly dividends remains subject to review by, and approval of, the Board of Directors.

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

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorable by shareholders;

•	the results of litigation filed or to be filed against us;

•	changes in tax legislation;

•	risks of personal injury claims and property damage related to mold claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	our inability to acquire properties at prices consistent with our investment criteria;

•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence; and

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the three months ended March 31, 2013.
The operating performance of our properties is affected by general economic trends including, but not limited to, household formation, job and wage growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and, in certain markets, the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. Additionally, our performance may be affected by access to, and cost of, debt and equity securities.
Rental revenue collections are impacted by net rental rates and occupancy levels. We use LROTM, a rental revenue software product that provides comprehensive submarket based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience in our efforts to maximize rental revenues and maintain high occupancy levels. We expect LROTM to continue to assist us in generating long term rent growth and asset stability with daily, incremental rent changes. We adjust our rental rates in our continuing effort to adapt to changing market conditions and maximize rental revenue. We continuously monitor physical occupancy and net collected rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and FFO as adjusted to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. We calculate FFO as adjusted as FFO, defined above, excluding prepayment penalties associated with debt repayments ($1.7 million in 2012) and any refunds for previously defeased loans ($279,000 in 2012). In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs. A reconciliation of property NOI to consolidated net income attributable to AERC and a reconciliation of net income attributable to AERC to FFO and FFO as adjusted are included in the Results of Operations comparison.
Updated 2013 Expectations.

•	Portfolio performance - Our full-year 2013 guidance reflects Same Community NOI increasing in the range of 5.25% to 6.25% as compared to 2012.

•
Property acquisitions, sales and development - During 2013, we anticipate acquisitions between zero and $100 million and dispositions between $63.2 million and $100 million. We also anticipate that development expenditures will be between $60 million and $70 million during 2013. Through March 31, 2013, we have disposed of one property for $63.2 million.

Forecast Qualification. The foregoing updated expectations are forward looking statements expressly subject to the discussion in the first paragraph of this Item 2. However, the uncertainties caused by economic and financial conditions complicate our ability to forecast future performance. We believe the apartment industry is better situated to weather a slow growing or recessionary environment or a delayed recovery than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays. Government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors. Our 2013 expectations could be adversely impacted if recessionary forces resume or if Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry. Moreover, unless and until sustained job and wage growth occurs in our markets, significant continued rental growth may be limited.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net cash provided by operations	$15,570	$11,060
Fixed assets:
Acquisitions and development expenditures	(4,412)	(18,620)
Net property disposition proceeds	61,970	—
Recurring, revenue enhancing and non-recurring capital expenditures	(2,165)	(2,102)
Debt:
Decrease in mortgage notes payable	(826)	(121,679)
(Decrease) increase in revolving credit facility borrowings	(190,500)	144,000
Increase in senior note issuances	150,000	—
Purchase of treasury shares	(697)	(952)
Purchase of noncontrolling interest	(4,544)	—
Cash dividends and operating partnership distributions paid	(9,362)	(7,135)
Our primary sources of liquidity are cash flows provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2013 consist of five mortgage loans totaling approximately $130.1 million. We intend to repay these loans from one or more of the following sources: borrowings on our unsecured revolver, unsecured debt financings, proceeds from property sales or proceeds from the sale of common shares. As of April 26, 2013, the maximum amount of borrowings available to us under the unsecured revolver was $288.1 million.
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at 4.02% and $87.0 million with a 10-year maturity at 4.45%. The $150.0 million total issuance has a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings under the unsecured revolver.
On February 15, 2013, we funded the development partnership's redemption of Bristol Development Group's partnership interest for $4.5 million. Hereinafter, we own a 100.0% interest in the Vista Germantown property, a 242-unit apartment community located in downtown Nashville, Tennessee. Prior to February 15, 2013, we held a 90.0% equity interest.

On April 12, 2013, we filed a new shelf registration statement on Form S-3ASR, which makes equity and debt securities available for public offerings to replace our shelf registration statement that was to expire in June 2013. This current shelf registration expires in April 2016. Additionally, on April 12, 2013, we filed a prospectus supplement to register an at-the-market ("ATM") program, which allows us to sell up to $75.0 million of our common shares in open market transactions at the then-current market price per share. This ATM program was originally established in August 2012. However, due to the filing of the new shelf registration statement on Form S-3ASR, it was necessary to file a new prospectus supplement to continue our existing ATM program. There were no shares sold during the three months ended March 31, 2013 under the prospectus supplement filed in August 2012.
We anticipate cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are, or can be made, available and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver, the sale of properties and the sale of common shares.
Cash flow provided by operations increased 40.8% during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as a result of a 5.9% increase in Same Community Property NOI, the contribution from the four properties acquired during 2012 and the completion and lease up of our Vista Germantown development in 2012. See the discussion under Results of Operations for further information concerning the property NOI contribution from the Same Community Properties and Acquired and Development Properties.
During the remainder of 2013, we anticipate incurring an additional $12.7 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures. For the 2013 fiscal year, we anticipate the acquisition of zero to $100.0 million of properties, the disposition of $63.2 million to $100.0 million of properties, and development spend of $60.0 million to $70.0 million.
The following table identifies our capital expenditures as of March 31:

(In thousands)	2013	2012	Variance
Recurring fixed asset additions	$2,140	$1,929	$211
Revenue enhancing/non-recurring
fixed asset additions	25	173	(148)
Acquisition fixed asset additions	395	223	172
Development fixed assets:
Internal costs	590	520	70
Capitalized interest	480	210	270
Land and other development costs (1)	2,947	17,667	(14,720)
Total development fixed asset additions	$4,017	$18,397	$(14,380)
Total fixed asset additions	$6,577	$20,722	$(14,145)

(1)
The decrease in Land and other development costs in 2013 compared to 2012 is due to the acquisition of a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million during the three months ended March 31, 2012 as well the completion of the Vista Germantown apartment community in 2012.

See Note 2, "Real Estate and Depreciation" and "Classification of Fixed Asset Additions" for additional information.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. For the three month comparison periods ended March 31, 2013 and 2012, the Same Community portfolio consisted of 46 owned properties containing 11,709 units. In 2013, the three properties we acquired in 2011 (Waterstone at Wellington, Dwell Vienna Metro and The Brixton), containing 696 units, moved into the Same Community portfolio from the Acquired Properties portfolio. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. The one property we sold during 2013 containing 843 units has been removed from the the Same Community portfolio. Acquired Properties for the three month comparison period ended March 31, 2013 and 2012, include four properties acquired in 2012 and a 242-unit development in Nashville, Tennessee that was completed and stabilized in 2012.
Net income from continuing operations for the three months ended March 31, 2013, increased $3.7 million to $877,000 when compared to the $2.8 million loss from continuing operations recognized for the three months ended March 31, 2012. Our positive performance was primarily due to an increase in property revenue and a decrease in interest expense, net of increases in property operating and maintenance expenses, depreciation and amortization expense, and general and administrative expense.
The following table reflects the amount and percentage change in line items relevant to the changes in overall operating performance, which includes income from discontinued operations as well as income (loss) from continuing operations:

	Increase (Decrease) When
	Comparing the Three Months
	Ended March 31, 2013
(Dollar amounts in thousands)	to March 31, 2012
Property revenue	$6,474	16.9%
Property operating and maintenance expenses	2,020	13.4%
Depreciation and amortization	2,509	21.1%
General and administrative expense	589	13.5%
Interest expense	(1,887)	(20.3)%
Income from discontinued operations	8,776	1,236.1%
We use property NOI as a measure of the results of our properties' activities. We believe the changes in property NOI can help explain how the properties' activities influenced our results of operations. Property NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding revenue and expense amounts classified as discontinued operations). We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio, and is used to assess regional property level performance. Property NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner.

A reconciliation of property NOI to total consolidated net income (loss) attributable to AERC is as follows:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Property NOI	$27,589	$23,135
Office revenue	312	—
Construction and other services net loss	—	(70)
Depreciation and amortization	(14,383)	(11,874)
General and administrative expense	(4,958)	(4,369)
Development costs	(262)	(310)
Interest expense	(7,421)	(9,308)
Income (loss) from continuing operations	877	(2,796)
Income from discontinued operations:
Operating income, net of interest expense	690	750
Gain (loss) on disposition of properties	8,796	(40)
Income from discontinued operations	9,486	710
Net income (loss)	10,363	(2,086)
Net (income) loss attributable to noncontrolling redeemable interest	(17)	5
Consolidated net income (loss) attributable to AERC	$10,346	$(2,081)
Property NOI increased 19.3% as a result of revenue increases across the Same Community portfolio and the contributions of the Acquired and Development Properties partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended
	March 31,
	2013	2012
(In thousands)	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$10,873	$10,272	$601
Mid-Atlantic	9,040	8,475	565
Southeast	3,832	3,707	125
Southwest	725	659	66
Total Same Community	24,470	23,113	1,357
Acquired Properties	2,399	—	2,399
Development Property	720	22	698
Total Property NOI	$27,589	$23,135	$4,454

Property revenue. Property revenue is impacted by a combination of rental rates and rent concessions, or net rent, and occupancy levels. Net collected rent is net rent reduced by loss to vacancy. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy (1)
	at March 31,
	2013	2012
Same Community Properties:
Midwest	96.8%	98.1%
Mid-Atlantic	96.1%	96.3%
Southeast	96.5%	96.7%
Southwest	96.2%	97.5%
Total Same Community	96.6%	97.4%
Acquired Properties	96.3%	N/A
Development Property	97.9%	N/A

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

	Average Monthly Net Collected
	Rent Per Unit (1)
	Three Months Ended
	March 31,
(In thousands)	2013	2012
Same Community Properties:
Midwest	$918	$879
Mid-Atlantic	$1,417	$1,362
Southeast	$1,195	$1,159
Southwest	$971	$926
Total Same Community	$1,094	$1,051
Acquired Properties	$1,085	N/A
Development Property	$1,413	N/A

(1)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual revenue collected per unit.

The following table presents property revenue results:

	Three Months Ended
	March 31,
	2013	2012
	Property	Property
(In thousands)	Revenue	Revenue	Increase
Same Community Properties:
Midwest	$18,281	$17,388	$893
Mid-Atlantic	13,298	12,803	495
Southeast	6,807	6,604	203
Southwest	1,337	1,277	60
Total Same Community	39,723	38,072	1,651
Acquired Properties	3,886	—	3,886
Development Property	1,072	135	937
Total Property Revenue	$44,681	$38,207	$6,474

The increase in Same Community property revenue was a result of increased net rents and reduced loss to vacancy in 2013 compared to 2012 across substantially all of the portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties and the increases in real estate taxes across the Midwest and Southeast portfolio in Same Community Properties.
Depreciation and amortization. The depreciation and amortization expense increase was primarily due to the acquisition and development properties.
General and administrative expense. General and administrative expenses increased primarily due to increases in payroll expense associated with higher payroll and payroll taxes associated with higher incentive compensation awards.
Interest expense. Interest expense decreased during the three month comparison primarily due to the net of the following: (i) $1.7 million in prepayment costs during 2012, (ii) a defeasance refund of $279,000 during 2012, (iii) interest incurred on the senior notes that closed January 2013, and (iv) a reduction of mortgage loan interest expense resulting from the payoff of ten mortgages during 2012.
Income from discontinued operations. Discontinued operations include the operating results of one property sold during 2013 and six properties sold during 2012. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.
We also use FFO, a non-GAAP financial measure, as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, and excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangibles assets that are generally considered not to be reflective of the actual value of real estate assets over time. Other real estate companies may define FFO in a different manner.
We calculate FFO as adjusted as FFO, defined above, excluding prepayment penalties associated with debt repayments ($1.7 million in 2012) and any refunds for previously defeased loans ($279,000 in 2012). In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.

A reconciliation of net income (loss) attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Net income (loss) attributable to AERC	$10,346	$(2,081)
Depreciation - real estate assets	12,834	11,614
Amortization of intangible assets	1,205	1,093
(Gain) loss on disposition of properties	(8,796)	40
Funds from Operations attributable to AERC	15,589	10,666

Prepayment costs	—	1,743
Refund of defeasance costs on previously defeased loan	—	(279)
Funds from Operations as adjusted attributable to AERC	$15,589	$12,130

Funds from Operations per common share - basic	$0.31	$0.25
Funds from Operations per common share - diluted	$0.31	$0.25

Funds from Operations as adjusted per common share - basic	$0.31	$0.29
Funds from Operations as adjusted per common share - diluted	$0.31	$0.29

Weighted average shares outstanding - basic	49,634	42,343

Weighted average shares outstanding - diluted	50,280	42,343
CONTINGENCIES
For a discussion of contingencies, see Note 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at March 31, 2013 and 2012, an interest rate change of 100 basis points would impact interest expense approximately $1.5 million and $3.4 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 10 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2012, for a more complete discussion of interest rate sensitive assets and liabilities.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2013
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
			As Part of Publicly	the Plans of
	Total Number of	Average Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
January 1 through
January 31	—	$—	—	$26,288
February 1 through
February 28	42,683	16.35	—	26,288
March 1 through
March 31	—	—	—	26,288
Total	42,683	$16.35	—
There is a total of $26.3 million remaining on our Board of Directors' authorization to repurchase our common shares. We did not repurchase any shares using this authority during the first quarter of 2013, and we have no present intention to use this authority to repurchase shares. We have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount. The 42,683 shares purchased in February 2013 were purchased in connection with that policy.

ITEM 6. EXHIBITS

Filed herewith
or incorporated
Number	Title	herein by reference

1.1	Equity Distribution Agreement between Associated Estates Realty Corporation and Barclays Capital Inc.	Exhibit 1.1 to Form 8-K filed April 12, 2013.

1.2	Equity Distribution Agreement between Associated Estates Realty Corporation and Citigroup Global Markets Inc.	Exhibit 1.2 to Form 8-K filed April 12, 2013.

1.3	Equity Distribution Agreement between Associated Estates Realty Corporation and Jefferies LLC.	Exhibit 1.3 to Form 8-K filed April 12, 2013.

1.4	Equity Distribution Agreement between Associated Estates Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Exhibit 1.4 to Form 8-K filed April 12, 2013.

1.5	Equity Distribution Agreement between Associated Estates Realty Corporation and Raymond James & Associates, Inc.	Exhibit 1.5 to Form 8-K filed April 12, 2013.

4.1
Note Purchase Agreement dated January 22, 2013, between Associated Estates Realty Corporation and the purchasers of the Notes party thereto (including the forms of 4.02% Senior Notes, Series A, due January 22, 2021 and 4.45% Senior Notes, Series B, due January 22, 2023).
Exhibit 4.1 to Form 8-K filed January 25, 2013.

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

ASSOCIATED ESTATES REALTY CORPORATION

May 1, 2013	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer