Form 10-Q
period 2013-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2013-08-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding as of July 26, 2013 was 50,454,527 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2013	2012
ASSETS
Real estate assets
Land	$275,383	$241,159
Buildings and improvements	1,172,450	1,223,042
Furniture and fixtures	36,721	36,997
Construction in progress	27,421	10,449
Gross real estate	1,511,975	1,511,647
Less: Accumulated depreciation	(382,057)	(371,730)
Net real estate owned	1,129,918	1,139,917
Investment in unconsolidated entities	1,613	—
Total net real estate	1,131,531	1,139,917
Cash and cash equivalents	4,219	4,740
Restricted cash	5,945	4,429
Accounts receivable, net
Rents	1,840	1,395
Other	1,154	553
Other assets, net	21,189	21,443
Total assets	$1,165,878	$1,172,477
LIABILITIES AND EQUITY
Mortgage notes payable	$374,275	$376,278
Unsecured notes	150,000	—
Unsecured revolving credit facility	33,500	190,500
Unsecured term loan	150,000	150,000
Total debt	707,775	716,778
Accounts payable and other liabilities	35,643	32,865
Dividends payable	10,489	10,149
Resident security deposits	3,691	3,846
Accrued interest	5,100	2,363
Total liabilities	762,698	766,001
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized 50,454,527 issued and outstanding at
June 30, 2013 and 49,526,639 issued and
outstanding at December 31, 2012, respectively	5,045	4,953
Paid-in capital	637,162	634,587
Accumulated distributions in excess of accumulated net income	(240,486)	(233,208)
Accumulated other comprehensive loss	(625)	(2,934)
Total shareholders' equity attributable to AERC	401,096	403,398
Noncontrolling interest	350	1,344
Total equity	401,446	404,742
Total liabilities and equity	$1,165,878	$1,172,477

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue
Property revenue	$45,425	$39,686	$90,106	$77,893
Office revenue	238	313	550	313
Total revenue	45,663	39,999	90,656	78,206
Expenses
Property operating and maintenance	17,617	15,582	34,708	30,654
Depreciation and amortization	14,356	12,297	28,740	24,171
Construction and other services	—	83	—	153
General and administrative	4,398	4,264	9,356	8,633
Development costs	181	297	443	607
Costs associated with acquisitions	64	485	64	485
Total expenses	36,616	33,008	73,311	64,703
Operating income	9,047	6,991	17,345	13,503
Interest expense	(7,395)	(6,796)	(14,816)	(16,104)
Income (loss) from continuing operations	1,652	195	2,529	(2,601)
Income from discontinued operations:
Operating income, net of interest expense	—	611	690	1,361
Gain on disposition of properties	—	22,859	8,796	22,819
Income from discontinued operations	—	23,470	9,486	24,180
Net income	1,652	23,665	12,015	21,579
Net (income) loss attributable to noncontrolling interests	(14)	4	(31)	9
Net income attributable to AERC	$1,638	$23,669	$11,984	$21,588
Allocation to participating securities	—	(100)	—	(99)
Net income applicable to common shares	$1,638	$23,569	$11,984	$21,489

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.03	$—	$0.05	$(0.06)
Income from discontinued operations	—	0.55	0.19	0.56
Net income applicable to common shares - basic	$0.03	$0.55	$0.24	$0.50

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	$0.03	$—	$0.05	$(0.06)
Income from discontinued operations	—	0.54	0.19	0.56
Net income applicable to common shares - diluted	$0.03	$0.54	$0.24	$0.50

Comprehensive income:
Net income	$1,652	$23,665	$12,015	$21,579
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	2,421	(1,655)	2,309	(1,633)
Total comprehensive income	4,073	22,010	14,324	19,946
Comprehensive (income) loss attributable to noncontrolling interests	(14)	4	(31)	9
Total comprehensive income attributable to AERC	$4,059	$22,014	$14,293	$19,955

Dividends declared per common share	$0.19	$0.18	$0.38	$0.35

Weighted average number of common shares
outstanding - basic	49,864	42,968	49,749	42,655

Weighted average number of common shares
outstanding - diluted	50,583	43,461	50,431	42,655

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Cash flow from operating activities:
Net income	$12,015	$21,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	28,918	26,696
Gain on disposition of properties	(8,796)	(22,819)
Amortization of deferred financing costs and other	656	1,143
Share-based compensation expense	2,406	1,952
Net change in assets and liabilities:
Accounts receivable	(1,088)	2,818
Accounts payable and accrued expenses	(861)	(1,976)
Other operating assets and liabilities	4,292	969
Total adjustments	25,527	8,783
Net cash flow provided by operating activities	37,542	30,362
Cash flow from investing activities:
Recurring fixed asset additions	(4,564)	(5,120)
Revenue enhancing/non-recurring fixed asset additions	(392)	(505)
Acquisition fixed asset additions	(731)	(59,825)
Development fixed asset additions	(59,237)	(40,652)
Net proceeds from disposition of operating properties	61,970	57,523
Investment in joint venture	(1,598)	—
Other investing activity	(1,985)	(1,967)
Net cash flow used for investing activities	(6,537)	(50,546)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,593)	(1,441)
Principal repayments of mortgage notes payable	—	(123,448)
Payment of debt procurement costs	(2,453)	(3,466)
Proceeds from secured mortgages	—	45,839
Proceeds from issuance of unsecured notes	150,000	—
Revolving credit facility borrowings	115,700	349,800
Revolving credit facility repayments	(272,700)	(332,800)
Common share dividends paid	(18,747)	(14,704)
Operating partnership distributions paid	(28)	(27)
Exercise of stock options	1,550	52
Issuance of common shares	1,870	98,512
Purchase of treasury shares	(697)	(952)
Noncontrolling interest investment in partnership	—	350
Purchase of noncontrolling interest in partnership	(4,544)	—
Other financing activities, net	116	203
Net cash flow (used for) provided by financing activities	(31,526)	17,918
Decrease in cash and cash equivalents	(521)	(2,266)
Cash and cash equivalents, beginning of period	4,740	4,328
Cash and cash equivalents, end of period	$4,219	$2,062
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,489	$9,506
Issuance of shares for share-based compensation	68	1,909
Net change in accounts payable related to fixed asset additions	5,105	(92)
Net change in accounts payable and security deposits
related to disposition of operating properties	(322)	(432)

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties we own and operate, including consolidated and unconsolidated joint ventures. As of June 30, 2013, our operating portfolio consisted of 51 apartment communities containing 13,107 units in ten states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired an office building in Los Angeles, California containing approximately 78,800 square feet of office and retail space.
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
Segment Reporting
Substantially all of our properties are multifamily communities that have similar economic characteristics and offer similar products and services, and as such, our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. During the six months ended June 30, 2013, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that we have only one reportable segment, which is multifamily properties.
Derivative Instruments and Hedging Activities
We have utilized interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
We do not use derivatives for trading or speculative purposes. Further, we have a policy of entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure for which the derivatives are designed to hedge, we have not sustained a material loss from these hedges.

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
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. See Note 12 for additional information related to our derivative and hedging activities.
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
For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. For properties under development in which we use the equity method, we capitalize interest costs on our investment in such entities through the time the property is substantially complete and ready for leasing. We also capitalize internal costs, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset. Internal costs associated with the lease up of development properties are not capitalized. Revenue from incidental operations are reductions of capitalized project costs. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest, during the three and six months ended June 30, 2013, was $790,000 and $1.3 million, respectively. Total capitalized interest, during the three and six months ended June 30, 2012, was $410,000 and $620,000, respectively. Total capitalized payroll costs, during the three and six months ended June 30, 2013, were $750,000 and $1.3 million, respectively. Total capitalized payroll costs, during the three and six months ended June 30, 2012, were $480,000 and $1.0 million, respectively.

We discontinue the depreciation of assets we have specifically identified as held for sale. There were no properties classified as held for sale at June 30, 2013 or December 31, 2012.
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
Offsetting Assets and Liabilities
In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, in addition to securities borrowing and lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. This ASU requires disclosure of quantitative information separately for assets and liabilities in a tabular format and a description of the rights of setoff associated with the assets and liabilities subject to the master netting arrangements. See Note 12 for additional information related to our derivative and hedging activities. This updated guidance applies to fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We adopted this guidance effective January 1, 2013.
Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This information is required to be presented by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. See Note 12 for additional information related to our derivative and hedging activities. This updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance effective January 1, 2013.
Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation as a result of discontinued operations.

3.    ACQUISTION, DEVELOPMENT, AND DISPOSITION ACTIVITY
Acquisition Activity
We have entered into an agreement to acquire an apartment project that is being developed in Ft. Lauderdale, Florida for a purchase price of $80.2 million. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to be in 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit.  We consider our deposit to be a variable interest and the development entity to be a variable interest entity for which we are not the primary beneficiary as of this reporting date.
On May 28, 2013, we acquired a 3.35 acre parcel of land in San Francisco, California in the South of Market ("SoMa") neighborhood, for $46.6 million. The purchase price for the site known as 8th and Harrison includes the related entitlement rights, architectural drawings and other matters for which we intend to develop a 408-unit apartment community with ground floor retail and underground parking. Construction is expected to commence in 2014.
During the six months ended June 30, 2012, we acquired a 205-unit apartment community located in Cary, North Carolina as well as an office and retail building, in conjunction with a development project, consisting of approximately 78,800 square feet of space in Los Angeles, California.
The following table presents the purchase allocation for the properties acquired during the six months ended June 30, 2012. The purchase allocation for the property acquired in July 2013 was not complete as of the filing date of this document. See Note 15 for more information related to this purchase.

(In thousands)
Land	$28,648
Buildings and improvements	41,142
Furniture and fixtures	4,081
Existing leases and tenant relationships (Other assets)	2,629
Total	$76,500
The following table presents actual and pro forma information related to the properties acquired during the six months ended June 30, 2012. The pro forma information is presented as if the properties were acquired on January 1, 2011. We recognized acquisition costs during the three and six months ended June 30, 2012, totaling $420,000 related to these properties, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. The purchase allocation for the property acquired in July 2013 was not complete as of the filing date of this document, therefore, the impact of this property cannot be estimated and included in the pro forma information below. See Note 15 for more information related to this purchase. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2012	2012

Actual revenue from acquisitions	$542	$542
Actual net income from acquisitions	133	133
Pro forma revenue	42,899	84,375
Pro forma net income applicable to common shares	24,195	22,402

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$0.56	$0.53

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$0.56	$0.53
Development Activity
During the three months ended June 30, 2013, we entered into a partnership in which we are a 50.0% partner, to develop a 472-unit apartment community located in Los Angeles, California on the site known as 950 Third. See Note 6 for additional information related to this development.
The following table identifies our consolidated development activity on which construction has commenced:

				Total
(Dollar amounts in thousands)			Planned	Budgeted	Costs		Actual	Estimated
Under	Ownership		Total	Capital	to	Total	Construction	Construction
Construction	%		Units	Cost (1)	Date (3)	Debt	Start	Completion
San Raphael Phase II	100.0%		99	$13,750	$10,830	$—	Q2 2012	Q4 2013
Dallas, TX
Bethesda	97.0%	(2)	140	$53,400	$18,113	$—	Q4 2012	Q1 2015
Bethesda, MD
Cantabria	100.0%		249	$56,800	$12,898	$—	Q2 2013	Q1 2015
Dallas, TX
The Desmond on Wilshire	100.0%		175	$76,300	$22,550	$—	Q2 2013	Q2 2015
Los Angeles, CA
Total			663	$200,250	$64,391	$—

(1)	Total budgeted capital cost represents estimated costs for projects under development inclusive of all capitalized costs.

(2)	Ownership percentage based on current equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

(3)	Costs to date include the cost of land.
The following table identifies our consolidated development activity that is in the planning phase:

(Dollar amounts in thousands)			Estimated	Costs
Name	Location	Ownership %	Total Units (1)	to Date (2)
8th and Harrison	San Francisco, CA	100.0%	408	$46,891

(1)	Based on current projections as of July 23, 2013.

(2)	Costs to date include the cost of land.

The following table identifies our unconsolidated development activity that is in the planning phase:

(Dollar amounts in thousands)			Estimated	Costs
Name	Location	Ownership %	Total Units (1)	to Date (2)
950 Third (3)	Los Angeles, CA	50.0%	472	$31,613

(1)	Based on current projections as of July 23, 2013.

(2)	Costs to date include the cost of land.

(3)
The Company's total investment in this entity at June 30, 2013, is $1.6 million. Costs to date include the cost of land, which was contributed by the joint venture partner. Costs shown are at 100%. See Note 6 for further information on this unconsolidated variable interest entity.

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
During the six months ended June 30, 2013, we completed the sale of one property located in Georgia for a total sales price of $63.2 million and recognized a gain of $8.8 million.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, include the operating results and related gains recognized for one property sold in 2013 and six properties sold in 2012. The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
REVENUE
Property revenue	$—	$3,952	$1,923	$8,676

EXPENSES
Property operating and maintenance	—	2,174	1,055	4,545
Depreciation and amortization	—	1,167	178	2,525
Total expenses	—	3,341	1,233	7,070
Operating income	—	611	690	1,606
Interest expense	—	—	—	(245)
Operating income, net of interest expense	—	611	690	1,361
Gain on disposition of properties	—	22,859	8,796	22,819
Income from discontinued operations	$—	$23,470	$9,486	$24,180

4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$374,275	5.4%	$376,278	5.4%
Unsecured - notes	150,000	4.3%	—	—%
Total Fixed Rate Debt	524,275	5.1%	376,278	5.4%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan (1)	125,000	3.0%	125,000	1.9%
Total Variable Rate Debt Swapped to Fixed	125,000	3.0%	125,000	1.9%

Variable Rate Debt Unhedged:
Unsecured - revolver	33,500	1.5%	190,500	1.7%
Unsecured - term loan	25,000	1.9%	25,000	1.9%
Total Variable Rate Debt Unhedged	58,500	1.7%	215,500	1.7%
Total Debt	$707,775	4.4%	$716,778	3.7%

(1)
The Company entered into a forward starting swap in December 2011 fixing the rate at 1.26%, plus the credit spread which was 1.70% at June 30, 2013, or an all-in rate of 2.96% beginning June 2013 through June 2016. Additionally, the Company entered into a forward starting swap in April 2013 fixing the rate beginning June 2016 at a rate of 1.55%, plus the credit spread which was 1.70% as of June 30, 2013, or an all-in rate of 3.25% until the loan matures in January 2018. See Note 12 for additional information related to this swap.

Unsecured Debt
On June 19, 2013, we amended our $350.0 million revolving credit facility. Among other modifications, the amendment extends the maturity date from January 12, 2016 to June 15, 2017 and reduces the interest spread and facility fee across the pricing grid. Total costs associated with this amendment were $1.2 million. Additionally, on June 19, 2013, the Company amended its $150.0 million term loan to implement modifications corresponding to the revolving credit facility modifications.
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at a fixed rate of 4.02% and $87.0 million with a 10-year maturity at a fixed rate of 4.45%. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were approximately $1.0 million.
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

Cash paid for interest, excluding $1.3 million and $620,000 of capitalized interest, respectively, was $11.0 million and $15.9 million for the six months ended June 30, 2013 and 2012, respectively. Cash paid for interest was reduced by the defeasance refund received of $279,000 for the six months ended June 30, 2012. Additionally, $1.7 million of prepayment costs is included in the cash paid for interest for the six months ended June 30, 2012.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill has been allocated to our properties on a relative fair value basis. Upon disposition of said properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written-off. During the six months ended June 30, 2013, we wrote-off $150,000 of our goodwill related to our property disposition. The carrying value of our goodwill as of June 30, 2013 and December 31, 2012, was $1.6 million and $1.7 million, respectively. Our annual review of goodwill is completed during the first quarter of each year and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2013, determined that goodwill was not impaired and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net book value of each property, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
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
6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
During the three months ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party for the development and operation of 950 Third, a 472-unit apartment community located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the joint venture. As of June 30, 2013, we have contributed $1.3 million to the partnership. We expect to fund the remaining portion of our capital contribution during the development and construction process. Both partners have equal voting rights with respect to all major decisions and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We will perform construction management and property management services in accordance with the approved budgets for which we will receive a fee approximating market rates. We have determined that this entity is a variable interest entity and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. The amount of capitalized interest associated with our investment in this property was approximately $10,000 as of June 30, 2013. We also capitalized internal payroll and overhead costs directly related to the development of this property for which we are not being reimbursed in the amount of $340,000 as of June 30, 2013. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss as a result of our involvement in this entity is the carrying value of our investment, which was $1.6 million as of June 30, 2013. See Note 3 for more information related to this development.

7.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, we issued a total of 522,032 operating partnership units ("OP units") in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005. Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption. All units presented to date for redemption were redeemed for cash. No OP Units were redeemed during the six months ended June 30, 2013 or 2012. There were 74,083 OP units remaining as of June 30, 2013.
Activity related to noncontrolling redeemable interest is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$1,734	$1,734	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	14	14	28	27
Distribution to noncontrolling redeemable interest	(14)	(14)	(28)	(27)
Balance at end of period	$1,734	$1,734	$1,734	$1,734
Noncontrolling Interests
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 multifamily units and 7,000 square feet of retail space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest in the partnership. In February 2013, we funded the redemption of the interest of the minority 10.0% partner of this partnership for $4.5 million and as a result we own a 100% interest in Vista Germantown.
The following table provides details of the activity related to the noncontrolling interests:

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Balance at beginning of period	$1,344	$1,029
Net income (loss)	3	(36)
Purchase of noncontrolling interest	(997)	—
Noncontrolling interest cash contribution	—	350
Balance at end of period	$350	$1,343

The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	Six Months Ended
	June 30,
	2013	2012
Net income attributable to AERC	$11,984	$21,588
Decrease in equity for purchase of noncontrolling interest	(3,547)	—
Change from net income attributable to AERC and net
transfers to noncontrolling interest	$8,437	$21,588
8.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Six Months Ended June 30, 2013
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-In	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Loss	(at Cost)	Interest
Balance, December 31, 2012	$4,953	$634,587	$(233,208)	$(2,934)	$—	$1,344
Net income attributable to AERC	—	—	11,984	—	—	—
Other comprehensive income:
Changes in fair value of hedge
instruments	—	—	—	2,309	—	—
Net income attributable to
noncontrolling interest	—	—	—	—	—	3
Purchase of noncontrolling interest	—	(3,547)	—	—	—	(997)
Share-based compensation	68	3,423	2	—	—	—
Purchase of common shares	—	—	—	—	(697)	—
Option exercises	13	840	—	—	697	—
Issuance of common shares	11	1,859	—	—	—	—
Common share dividends declared	—	—	(19,264)	—	—	—
Balance, June 30, 2013	$5,045	$637,162	$(240,486)	$(625)	$—	$350
9.    COMMON SHARES
In April 2013, we registered an at-the-market ("ATM") program allowing us to sell up to $75.0 million of our common shares in open market transactions at the then current market price per share. During the three months ended June 30, 2013, we sold 107,498 shares under this ATM program for total net proceeds of $1.9 million. The proceeds were used for general corporate purposes.
Under Forward Sale Agreements (FSAs) that the Company entered into with forward purchasers on May 29, 2013, we have agreed to sell 6,500,000 shares plus an option to purchase up to 975,000 additional shares, of which 547,958 shares were exercised on July 2, 2013, for a total of 7,047,958 shares, at a public offering price of $17.25 per share to be settled on or about October 1, 2013. The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed.

We have the option to settle the FSAs by cash or net share settlement for all or a portion of our obligation under the FSAs. However, we expect to settle the FSAs by delivering shares. If we physically settle the FSAs by issuing 7,047,958 shares of our common stock to the forward purchasers, the forward purchasers will, at settlement, pay us the proceeds less certain adjustments from their sale of borrowed shares to the underwriters, including the third quarter dividend.
On or about October 1, 2013, by delivering 7,047,958 shares of our common stock to the forward purchasers at a public offering price of $17.25 per share, we expect to receive net proceeds of approximately $116.2 million based on the adjusted net settlement price of $16.49 per share, inclusive of the underwriting discount and estimated costs, but before the deduction for the third quarter dividend. Inclusive of the dividend payment, we expect to use the net proceeds of $114.9 million to partially repay our scheduled debt maturities for 2013 consisting of five mortgage loans totaling approximately $129.7 million or for general corporate purposes.
We have classified the FSAs as equity transactions because the forward sale transactions were indexed to our own stock and physical settlement is within our control. As a result of this classification, no amounts will be recorded in the consolidated financial statements until settlement of each FSA.
Whether we decide to physically settle or net share settle the FSAs, any delivery of our shares upon settlement will result in dilution to our earnings per share ("EPS") at the date of the settlement. The inclusion of any incremental shares in the calculation of diluted EPS under the treasury stock method began during the quarter ending June 30, 2013. Any dilutive effect of the FSAs on our EPS will occur only during periods when the average market price per share of our common stock during that reporting period is above the per share forward sale price.
10.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator - basic and diluted:
Income (loss) from continuing operations	$1,652	$195	$2,529	$(2,601)
Net (income) loss attributable to noncontrolling interests	(14)	4	(31)	9
Income (loss) from continuing operations applicable to common shares	$1,638	$199	$2,498	$(2,592)

Income from discontinued operations	$—	$23,470	$9,486	$24,180
Allocation to participating securities	—	(100)	—	(99)
Income from discontinued operations applicable to common shares	$—	$23,370	$9,486	$24,081

Denominator - basic	49,864	42,968	49,749	42,655
Effect of dilutive securities (1)	719	493	682	—
Denominator - diluted	50,583	43,461	50,431	42,655

Earnings per common share - basic:
Income (loss) from continuing operations	$0.03	$—	$0.05	$(0.06)
Income from discontinued operations	—	0.55	0.19	0.56
Net income attributable to AERC - basic	$0.03	$0.55	$0.24	$0.50

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.03	$—	$0.05	$(0.06)
Income from discontinued operations	—	0.54	0.19	0.56
Net income attributable to AERC - diluted	$0.03	$0.54	$0.24	$0.50

(1)
For the three and six months ended June 30, 2013, the effect of 83 stock options were excluded as their inclusion would be anti-dilutive. For the three months ended June 30, 2012, the effect of 125 stock options were excluded as their inclusion would be anti-dilutive. For the six months ended June 30, 2012, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

The effect of exercise of rights for exchange of OP units into common shares was not included in the computation of diluted EPS because we intend to settle the exchange of these interests in cash.
11.    EQUITY BASED AWARD PLANS
During the three and six months ended June 30, 2013, we recognized total share-based compensation cost of $1.0 million and $2.4 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and six months ended June 30, 2012, we recognized total share-based compensation cost of $740,000 and $1.9 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and six months ended June 30, 2013, we recognized $100,000 and $210,000 of share-based compensation in capitalized payroll, respectively. During the three and six months ended June 30, 2012, we recognized $50,000 and $90,000 of share-based compensation in capitalized payroll, respectively. See Note 2 for additional information related to capitalized payroll.
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
The following table represents restricted share and RSU activity for the six months ended June 30, 2013:

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	RSUs	Fair Value
Nonvested at beginning of period	525,406	$9.23	58,825	$14.13
Granted	757,583	$10.36	25,848	$17.44
Vested	161,713	$15.97	36,817	$16.01
Forfeited	81,511	$8.48	1,865	$8.38
Nonvested at end of period	1,039,765	$9.05	45,991	$14.72
The weighted average grant-date fair value of restricted shares and RSUs granted during the six months ended June 30, 2012 was $16.51. The total fair value of restricted shares vested during the six months ended June 30, 2013 and 2012, was $2.7 million and $2.9 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2013 and 2012, was $590,000 and $720,000, respectively. At June 30, 2013, there was a total of $7.4 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted-average period of 2.8 years.

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
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards that do not include a market condition. There were no stock options awarded and 169,164 options exercised during the six months ended June 30, 2013. There were 125,000 stock options awarded and 5,000 stock options exercised during the six months ended June 30, 2012. The Black-Scholes assumptions and fair value for the options awarded in 2012 were as follows:

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

The following table represents stock option activity for the six months ended June 30, 2013:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	769,184	$10.81
Exercised	169,164	$9.16
Outstanding at end of period	600,020	$11.28	3.8 years

Exercisable at end of period	486,687	$10.64	2.8 years
The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2013 and 2012, was $2.9 million and $3.4 million, respectively.
12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest rate risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
On April 2, 2013, we executed a forward starting interest rate swap on $125.0 million of our $150.0 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% plus the credit spread, which was 1.70% as of June 30, 2013, or an all-in rate of 3.25% until the loan matures in January 2018. The credit spread is subject to change, from time to time, from a minimum of 1.25% to a maximum of 2.2% over LIBOR based upon our qualified ratings as defined in the agreement. See Note 13 for additional information related to this forward starting interest rate swap.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% plus the credit spread which was 1.70% at June 30, 2013, or an all-in rate of 2.96%. The credit spread is subject to change, from time to time, from a minimum of 1.25% to a maximum of 2.2% over LIBOR based upon our qualified ratings as defined in the agreement. See Note 13 for additional information related to this forward starting interest rate swap.
The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 13 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of June 30, 2013		As of December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets	$1,584	Other assets	$—

Fair Value of Derivative Instruments
	Liability Derivatives
	As of June 30, 2013		As of December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other liabilities	$2,209	Other liabilities	$2,934

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
(In thousands)	Location of Gain or
	(Loss) Recognized	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging	in Income	June 30,		June 30,
Relationships (Interest Rate Swaps)	on Derivative	2013	2012	2013	2012
Amount of gain or (loss)
recognized in OCI on derivative		$2,333	$(1,655)	$2,221	$(1,633)

Amount of loss reclassified from
accumulated OCI into interest expense	Interest expense	$(89)	$—	$(89)	$—

Amount of gain or (loss) recognized
in income on derivative
(ineffective portion and amount
excluded from effectiveness testing)	Other expense	$—	$—	$—	$—
The following tables present the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets
Gross Amounts Not Offset in
the Balance Sheets
as of June 30, 2013
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$1,584	$—	$1,584	$—	$—	$1,584

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in
the Balance Sheets
as of June 30, 2013
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Liabilities Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$2,209	$—	$2,209	$—	$—	$2,209

Offsetting of Derivative Assets
Gross Amounts Not Offset in
the Balance Sheets
as of December 31, 2012
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in
the Balance Sheets
as of December 31, 2012
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Liabilities Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$2,934	$—	$2,934	$—	$—	$2,934
As of June 30, 2013, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $2.3 million. As of June 30, 2013, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at June 30, 2013, we could have been required to settle our obligations under the agreement at its termination value of $2.3 million, which includes accrued interest of $90,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.3 million.
13.    FAIR VALUE
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
The interest rate swap derivatives, as discussed in detail in Note 12 under "Derivative Instruments and Hedging Activities," are carried at fair value. The fair value of the derivative was determined by using a model that applies discount rates to the expected future cash flows associated with the swap. The significant inputs used in the valuation model to estimate the discount rates and expected cash flows are observable in active markets and, therefore, are Level 2 inputs.
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 65% at June 30, 2013. We classify the fair value of our mortgage notes payable as Level 3.

We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at June 30, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$374,275	$—	$—	$382,231
Unsecured debt	$333,500	$—	$333,790	$—

Fair Value at December 31, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$376,278	$—	$—	$403,391
Unsecured debt	$340,500	$—	$339,604	$—
14.    CONTINGENCIES
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
15.    SUBSEQUENT EVENTS
Acquisitions
On July 16, 2013, we completed the acquisition of Doral West, a 388-unit property located in Doral, Florida, for a purchase price of $93.5 million.
Dividends
On August 1, 2013, we paid a dividend of $0.19 per common share to shareholders of record on July 15, 2013, which had been declared on June 20, 2013. The declaration and payment of quarterly dividends remains subject to review by, and approval of, the Board of Directors.

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

•	the failure to enter into development joint venture arrangements on acceptable terms;

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorable by shareholders;

•	the results of litigation filed or to be filed against us;

•	changes in tax legislation;

•	risks of personal injury claims and property damage claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	our inability to acquire properties at prices consistent with our investment criteria;

•	risks associated with property acquisitions such as failure to achieve expected results or matters not discovered in due diligence; and

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the six months ended June 30, 2013.
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
Rental revenue collections are impacted by net rental rates and occupancy levels. We use LROTM, a rental revenue software product that provides comprehensive submarket based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience in our efforts to maximize rental revenues and maintain high occupancy levels. We expect LROTM to continue to assist us in generating long term rent growth and asset stability with daily, incremental rent changes. We adjust our rental rates in our continuing effort to adapt to changing market conditions and maximize rental revenue. We continuously monitor physical occupancy and net rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and FFO as adjusted to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. We calculate FFO as adjusted as FFO, defined above, excluding prepayment penalties associated with debt repayments ($1.7 million in 2012) and any refunds for previously defeased loans ($279,000 in 2012). In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure for comparing the operating performance of a company's real estate between periods or as compared to different REITs. A reconciliation of property NOI to consolidated net income attributable to AERC and a reconciliation of net income attributable to AERC to FFO and FFO as adjusted are included in the Results of Operations comparison.
Updated 2013 Expectations.

•	Portfolio performance - Our updated full-year 2013 guidance reflects Same Community NOI increasing in the range of 4.75% to 5.25% as compared to 2012.

•
Property acquisitions, sales and development - During 2013, we anticipate acquisitions between $93.5 and $150 million and dispositions between $63.2 million and $150 million. We also anticipate that development expenditures will be between $105 million and $115 million during 2013. Through June 30, 2013, we have disposed of one property for $63.2 million and incurred $64.5 million for development expenditures. Additionally, on July 16, 2013, we completed a property acquisition for $93.5 million.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Net cash provided by operations	$37,542	$30,362
Fixed assets:
Acquisitions and development expenditures	(59,968)	(100,477)
Net property disposition proceeds	61,970	57,523
Recurring, revenue enhancing and non-recurring capital expenditures	(4,956)	(5,625)
Debt:
Decrease in mortgage notes payable, net	(1,593)	(79,050)
(Decrease) increase in revolving credit facility borrowings, net	(157,000)	17,000
Increase in senior note issuances	150,000	—
Issuance of common shares	1,870	98,512
Purchase of treasury shares	(697)	(952)
Purchase of noncontrolling interest	(4,544)	—
Cash dividends and operating partnership distributions paid	(18,775)	(14,731)
Our primary sources of liquidity are cash flows provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2013 consist of five mortgage loans totaling approximately $129.7 million. We intend to repay these loans primarily with proceeds from a forward equity sale that we entered into in May 2013 and borrowings on our unsecured revolver. As of July 26, 2013, the maximum amount of borrowings available to us under the unsecured revolver was $332.9 million and borrowings outstanding totaled $125.0 million.
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at 4.02% and $87.0 million with a 10-year maturity at 4.45%. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings under the unsecured revolver.
On February 15, 2013, we funded the development partnership's redemption of Bristol Development Group's partnership interest for $4.5 million. Hereinafter, we own a 100% interest in the Vista Germantown property, a 242-unit apartment community located in downtown Nashville, Tennessee. Prior to February 15, 2013, we held a 90.0% equity interest. This property was included as a consolidated entity in our financial statements both prior to as well as subsequent to the redemption.

On April 12, 2013, we filed a new shelf registration statement on Form S-3ASR, which makes equity and debt securities available for public offerings to replace our shelf registration statement that was to expire in June 2013. This current shelf registration expires in April 2016. Additionally, on April 12, 2013, we filed a prospectus supplement to register an at-the-market ("ATM") program, which allows us to sell up to $75.0 million of our common shares in open market transactions at the then-current market price per share. This ATM program was originally established in August 2012. However, due to the filing of the new shelf registration statement on Form S-3ASR, it was necessary to file a new prospectus supplement to continue our existing ATM program. During the three months ended June 30, 2013, we sold 107,498 shares under this ATM program for total net proceeds of $1.9 million.
On June 19, 2013, among other modifications, we reduced the credit spread and extended the maturity of our $350.0 million unsecured revolving credit facility from January 12, 2016 to June 15, 2017. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies.
We anticipate cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources such as the unsecured revolver, secured and unsecured borrowings are, or can be made, available and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by proceeds from the refinancing of debt borrowings, our unsecured revolver, the sale of properties, the sale of common shares, the sale of debt securities and the admission of joint venture partners.
Cash flow provided by operations increased 23.6% during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, as a result of a 5.4% increase in Same Community Property NOI, the contribution from the four properties acquired during 2012 and the completion and lease up of our Vista Germantown development in 2012. See the discussion under Results of Operations for further information concerning the property NOI contribution from the Same Community Properties and Acquired and Development Properties.
During the remainder of 2013, we anticipate incurring an additional $8.2 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures. For the 2013 fiscal year, we anticipate the acquisition of $93.5 million to $150 million of properties, the disposition of $63.2 million to $150 million of properties, and development spend of $105 million to $115 million.
The following table identifies our capital expenditures as of June 30, 2013:

(In thousands)	2013	2012	Variance
Recurring fixed asset additions	$4,564	$5,120	$(556)
Revenue enhancing/non-recurring
fixed asset additions	392	505	(113)
Acquisition fixed asset additions (1)	731	59,825	(59,094)
Development fixed assets:
Internal costs	1,300	1,000	300
Capitalized interest	1,300	620	680
Land and other development costs (2)	56,637	39,032	17,605
Total development fixed asset additions	$59,237	$40,652	$18,585
Total fixed asset additions	$64,924	$106,102	$(41,178)

(1)
The decrease in Acquisition fixed asset additions in 2013 compared to 2012 is due to the acquisition of The Apartments at the Arboretum in Cary, North Carolina for $39.3 million and the acquisition of Desmond's Tower in Los Angeles, California for $20.0 million during three months ended June 30, 2012.

(2)
The increase in Land and other development costs in 2013 compared to 2012 is due to the acquisition of a 3.35 acre parcel of land in San Francisco, California for $46.6 million during 2013 compared to the acquisition of a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million, the acquisition of the land associated with Desmond's Tower in Los Angeles, California for $17.3 million in 2012 as well the completion of the Vista Germantown apartment community in 2012.

See Note 2, "Real Estate and Depreciation" and "Classification of Fixed Asset Additions" for additional information.
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Development Properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the three and six month comparison periods ended June 30, 2013 and 2012, the Same Community portfolio consisted of 46 owned properties containing 11,709 units. In 2013, the three properties we acquired in 2011 (Waterstone at Wellington, Dwell Vienna Metro and The Brixton), containing 696 units, moved into the Same Community portfolio from the Acquired Properties portfolio. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. The one property we sold during 2013 containing 843 units has been removed from the the Same Community portfolio. Acquired Properties for the three and six month comparison periods ended June 30, 2013 and 2012 include four properties acquired in 2012. The Development Property for the three and six month comparison periods ended June 30, 2013 and 2012 is a 242-unit development in Nashville, Tennessee that was completed and stabilized during the fourth quarter of 2012.
Net income from continuing operations for the three months ended June 30, 2013, increased $1.5 million to $1.7 million when compared to the $195,000 income from continuing operations recognized for the three months ended June 30, 2012. Net income from continuing operations recognized for the six months ended June 30, 2013 increased $5.1 million.
Our positive performance was primarily due to an increase in property revenue, net of increases in property operating and maintenance expenses, depreciation and amortization expense, general and administrative expense and interest expense.
The following table reflects the amount and percentage change in line items relevant to the changes in overall operating performance, which includes income from discontinued operations as well as income (loss) from continuing operations:

	Increase (Decrease) When		Increase (Decrease) When
	Comparing the Three Months		Comparing the Six Months
	Ended June 30, 2013		Ended June 30, 2013
(Dollar amounts in thousands)	to June 30, 2012		to June 30, 2012
Property revenue	$5,739	14.5%	$12,213	15.7%
Property operating and maintenance expenses	2,035	13.1%	4,054	13.2%
Depreciation and amortization	2,059	16.7%	4,569	18.9%
General and administrative expense	134	3.1%	723	8.4%
Interest expense	599	8.8%	(1,288)	(8.0)%
Income from discontinued operations	(23,470)	(100.0)%	(14,694)	(60.8)%
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

A reconciliation of property NOI to total consolidated net income attributable to AERC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Property NOI	$27,808	$24,104	$55,398	$47,239
Office revenue	238	313	550	313
Construction and other services net loss	—	(83)	—	(153)
Depreciation and amortization	(14,356)	(12,297)	(28,740)	(24,171)
General and administrative expense	(4,398)	(4,264)	(9,356)	(8,633)
Development costs	(181)	(297)	(443)	(607)
Costs associated with acquisitions	(64)	(485)	(64)	(485)
Interest expense	(7,395)	(6,796)	(14,816)	(16,104)
Income (loss) from continuing operations	1,652	195	2,529	(2,601)
Income from discontinued operations:
Operating income, net of interest expense	—	611	690	1,361
Gain on disposition of properties	—	22,859	8,796	22,819
Income from discontinued operations	—	23,470	9,486	24,180
Net income	1,652	23,665	12,015	21,579
Net (income) loss attributable to noncontrolling redeemable interest	(14)	4	(31)	9
Consolidated net income attributable to AERC	$1,638	$23,669	$11,984	$21,588
Property NOI increased as a result of revenue increases across the Same Community portfolio and the contributions of the Acquired and Development Properties partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012		2013	2012
(In thousands)	Property NOI	Property NOI	Increase	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$10,887	$10,308	$579	$21,761	$20,580	$1,181
Mid-Atlantic	9,115	8,827	288	18,155	17,304	851
Southeast	3,954	3,780	174	7,787	7,486	301
Southwest	801	686	115	1,525	1,345	180
Total Same Community	24,757	23,601	1,156	49,228	46,715	2,513
Acquired Properties	2,399	221	2,178	4,798	221	4,577
Development Property	652	282	370	1,372	303	1,069
Total Property NOI	$27,808	$24,104	$3,704	$55,398	$47,239	$8,159

Property revenue. Property revenue is impacted by a combination of rental rates and rent concessions, or net rent, and occupancy levels. Net collected rent is net rent reduced by loss to vacancy. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy (1)
	at June 30,
	2013	2012
Same Community Properties:
Midwest	97.2%	97.7%
Mid-Atlantic	95.8%	96.9%
Southeast	95.8%	96.3%
Southwest	97.1%	97.8%
Total Same Community	96.6%	97.3%
Acquired Properties	97.0%	96.1%
Development Property	95.5%	N/A

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

	Average Monthly Net Collected		Average Monthly Net Collected
	Rent Per Unit (1)		Rent Per Unit (1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Same Community Properties:
Midwest	$934	$900	$926	$890
Mid-Atlantic	$1,417	$1,391	$1,417	$1,377
Southeast	$1,205	$1,156	$1,200	$1,158
Southwest	$979	$945	$975	$936
Total Same Community	$1,104	$1,070	$1,099	$1,061
Acquired Properties	$1,097	$1,214	$1,091	$1,214
Development Property	$1,417	N/A	$1,415	N/A

(1)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual revenue collected per unit.

The following table presents property revenue results:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012		2013	2012
	Property	Property		Property	Property
(In thousands)	Revenue	Revenue	Increase	Revenue	Revenue	Increase
Same Community Properties:
Midwest	$18,761	$17,865	$896	$37,043	$35,254	$1,789
Mid-Atlantic	13,391	13,079	312	26,689	25,883	806
Southeast	6,875	6,634	241	13,682	13,238	444
Southwest	1,360	1,295	65	2,696	2,571	125
Total Same Community	40,387	38,873	1,514	80,110	76,946	3,164
Acquired Properties	3,945	329	3,616	7,831	329	7,502
Development Property	1,093	484	609	2,165	618	1,547
Total Property Revenue	$45,425	$39,686	$5,739	$90,106	$77,893	$12,213

The increase in Same Community property revenue was a result of increased net rents, which was partially offset by increasing loss to vacancy in 2013 compared to 2012 across substantially all of the portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties being owned and operated during the three and six months ended June 30, 2013 compared to 2012 and the increases in real estate taxes across the Midwest and Southeast portfolio in Same Community Properties.
Depreciation and amortization. The depreciation and amortization expense increase was primarily due to the acquisition and development properties.
General and administrative expense. General and administrative expenses increased primarily due to increases in payroll expense associated with higher payroll and payroll taxes associated with higher incentive compensation awards.
Interest expense. Interest expense increased during the three-month comparison primarily due to interest incurred on the senior notes that closed in January 2013 which was partially offset by a reduction of mortgage loan interest expense resulting from the payoff of ten mortgages during 2012 and an increase of capitalized interest during 2013. Interest expense decreased during the six-month comparison primarily due to $1.7 million in prepayment costs incurred during 2012, net of a defeasance refund of $279,000 during 2012, a reduction of mortgage loan interest expense resulting from the payoff of ten mortgages during 2012, an increase of capitalized interest in 2013, which was offset by interest incurred on the senior notes that closed January 2013.
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

A reconciliation of net income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income attributable to AERC	$1,638	$23,669	$11,984	$21,588
Depreciation - real estate assets	12,650	11,772	25,483	23,386
Amortization of intangible assets	1,141	1,162	2,346	2,255
Gain on disposition of properties	—	(22,859)	(8,796)	(22,819)
Funds from Operations attributable to AERC	15,429	13,744	31,017	24,410

Prepayment costs	—	—	—	1,743
Refund of defeasance costs on previously defeased loan	—	—	—	(279)
Funds from Operations as adjusted attributable to AERC	$15,429	$13,744	$31,017	$25,874

Funds from Operations per common share - basic	$0.31	$0.32	$0.62	$0.57
Funds from Operations per common share - diluted	$0.31	$0.32	$0.62	$0.57

Funds from Operations as adjusted per common share - basic	$0.31	$0.32	$0.62	$0.61
Funds from Operations as adjusted per common share - diluted	$0.31	$0.32	$0.62	$0.61

Weighted average shares outstanding - basic	49,864	42,968	49,749	42,655

Weighted average shares outstanding - diluted	50,583	43,461	50,431	42,655
CONTINGENCIES
For a discussion of contingencies, see Note 14 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at June 30, 2013 and 2012, an interest rate change of 100 basis points would impact interest expense approximately $590,000 and $2.5 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2012, for a more complete discussion of interest rate sensitive assets and liabilities.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 14 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 1A. RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2013
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
			As Part of Publicly	the Plans of
	Total Number of	Average Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
April 1 through
April 30	—	$—	—	$26,288
May 1 through
May 31	—	—	—	26,288
June 1 through
June 30	—	—	—	26,288
Total	—	$—	—
There is a total of $26.3 million remaining on our Board of Directors' authorization to repurchase our common shares. We did not repurchase any shares using this authority during the second quarter of 2013, and we have no present intention to use this authority to repurchase shares. We have a policy which allows employees to pay their portion of the income taxes related to restricted share vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the minimum statutory withholding amount.

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

1.6
Underwriting Agreement dated May 29, 2013 by and among the Company and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, acting as representatives of the several underwriters named in Schedule II thereto.
Exhibit 1.1 to Form 8-K filed June 4, 2013.

1.7	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Citibank, N.A.	Exhibit 1.2 to Form 8-K filed June 4, 2013.

1.8	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Bank of America, N.A.	Exhibit 1.3 to Form 8-K filed June 4, 2013.

1.9	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Wells Fargo Securities, LLC.	Exhibit 1.4 to Form 8-K filed June 4, 2013.

4.1
Note Purchase Agreement dated January 22, 2013, between Associated Estates Realty Corporation and the purchasers of the Notes party thereto (including the forms of 4.02% Senior Notes, Series A, due January 22, 2021 and 4.45% Senior Notes, Series B, due January 22, 2023).
Exhibit 4.1 to Form 8-K filed January 25, 2013.

4.2
Second Amendment to Second Amended and Restated Credit Agreement dated June 19,2013, between Associated Estates Realty Corporation and PNC Bank, National Association and the several lenders, financial institutions and other entities who are parties thereto.
Exhibit 4.1 to Form 8-K filed June 19, 2013.

4.3
Third Amendment to Term Loan Agreement dated June 19, 2013, between Associated Estates Realty Corporation and PNC Bank, National Association and the several lenders, financial institutions and other entities who are parties thereto.
Exhibit 4.2 to Form 8-K filed June 19, 2013.

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

ASSOCIATED ESTATES REALTY CORPORATION

August 2, 2013	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer