Form 10-Q
period 2013-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2013-11-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding as of October 25, 2013 was 57,502,056 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2013	2012
ASSETS
Real estate assets
Land	$289,340	$241,159
Buildings and improvements	1,280,578	1,223,042
Furniture and fixtures	38,144	36,997
Construction in progress	40,051	10,449
Gross real estate	1,648,113	1,511,647
Less: Accumulated depreciation	(385,283)	(371,730)
Net real estate owned	1,262,830	1,139,917
Investment in unconsolidated entities	8,909	—
Total net real estate	1,271,739	1,139,917
Cash and cash equivalents	5,325	4,740
Restricted cash	6,358	4,429
Accounts receivable, net
Rents	1,158	1,395
Other	950	553
Other assets, net	39,307	21,443
Total assets	$1,324,837	$1,172,477
LIABILITIES AND EQUITY
Mortgage notes payable	$373,299	$376,278
Unsecured notes	150,000	—
Unsecured revolving credit facility	177,000	190,500
Unsecured term loan	150,000	150,000
Total debt	850,299	716,778
Accounts payable and other liabilities	42,591	32,865
Dividends payable	10,659	10,149
Resident security deposits	4,016	3,846
Accrued interest	3,519	2,363
Total liabilities	911,084	766,001
Noncontrolling redeemable interest	1,734	1,734
Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 50,454,527 issued and 50,454,098 outstanding at
September 30, 2013 and 49,526,639 issued and
outstanding at December 31, 2012, respectively	5,045	4,953
Paid-in capital	638,054	634,587
Accumulated distributions in excess of accumulated net income	(230,177)	(233,208)
Accumulated other comprehensive loss	(1,247)	(2,934)
Less: Treasury shares, at cost, 429 and 0 shares
at September 30, 2013 and December 31, 2012, respectively	(6)	—
Total shareholders' equity attributable to AERC	411,669	403,398
Noncontrolling interest	350	1,344
Total equity	412,019	404,742
Total liabilities and equity	$1,324,837	$1,172,477

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue
Property revenue	$46,874	$42,528	$135,136	$118,673
Office revenue	450	350	1,000	663
Total revenue	47,324	42,878	136,136	119,336
Expenses
Property operating and maintenance	17,872	16,784	51,798	46,693
Depreciation and amortization	14,508	13,417	42,841	37,195
Construction and other services	—	28	—	181
General and administrative	4,946	3,936	14,302	12,569
Development costs	220	193	662	800
Costs associated with acquisitions	392	282	457	766
Total expenses	37,938	34,640	110,060	98,204
Operating income	9,386	8,238	26,076	21,132
Interest expense	(7,633)	(6,978)	(22,449)	(22,890)
Income (loss) from continuing operations	1,753	1,260	3,627	(1,758)
Income from discontinued operations:
Operating income, net of interest expense	182	841	1,527	2,619
Gain on disposition of properties	18,072	—	26,868	22,819
Income from discontinued operations	18,254	841	28,395	25,438
Net income	20,007	2,101	32,022	23,680
Net (income) loss attributable to noncontrolling interests	(14)	(8)	(45)	1
Net income attributable to AERC	$19,993	$2,093	$31,977	$23,681
Allocation to participating securities	(85)	—	(136)	—
Net income applicable to common shares	$19,908	$2,093	$31,841	$23,681

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.03	$0.02	$0.07	$(0.04)
Income from discontinued operations	0.37	0.02	0.57	0.57
Net income applicable to common shares - basic	$0.40	$0.04	$0.64	$0.53

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	$0.03	$0.02	$0.07	$(0.04)
Income from discontinued operations	0.37	0.02	0.56	0.57
Net income applicable to common shares - diluted	$0.40	$0.04	$0.63	$0.53

Comprehensive income:
Net income	$20,007	$2,101	$32,022	$23,680
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	(622)	(896)	1,687	(2,529)
Total comprehensive income	19,385	1,205	33,709	21,151
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(8)	(45)	1
Total comprehensive income attributable to AERC	$19,371	$1,197	$33,664	$21,152

Dividends declared per common share	$0.19	$0.18	$0.57	$0.53

Weighted average number of common shares
outstanding - basic	49,949	49,461	49,816	44,924

Weighted average number of common shares
outstanding - diluted	50,267	49,927	50,376	44,924

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash flow from operating activities:
Net income	$32,022	$23,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	43,564	40,912
Gain on disposition of properties	(26,868)	(22,819)
Amortization of deferred financing costs and other	909	1,515
Share-based compensation expense	3,385	2,890
Net change in assets and liabilities:
Accounts receivable	(464)	3,830
Accounts payable and accrued expenses	4,349	2,057
Other operating assets and liabilities	452	(448)
Total adjustments	25,327	27,937
Net cash flow provided by operating activities	57,349	51,617
Cash flow from investing activities:
Recurring fixed asset additions	(8,310)	(6,694)
Revenue enhancing/non-recurring fixed asset additions	(1,322)	(1,311)
Acquisition fixed asset additions	(143,308)	(158,925)
Development fixed asset additions	(70,012)	(44,485)
Net proceeds from disposition of operating properties	90,453	57,523
Investment in joint ventures	(8,874)	—
Deposits on potential future acquisitions	(15,721)	(250)
Other investing activity	(1,667)	(777)
Net cash flow used for investing activities	(158,761)	(154,919)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,371)	(2,123)
Principal repayments of mortgage notes payable	—	(123,448)
Payment of debt procurement costs	(2,453)	(3,469)
Proceeds from secured mortgages	—	48,513
Proceeds from issuance of unsecured notes	150,000	—
Revolving credit facility borrowings	344,200	468,800
Revolving credit facility repayments	(357,700)	(359,800)
Common share dividends paid	(28,170)	(23,549)
Operating partnership distributions paid	(42)	(40)
Exercise of stock options	1,550	51
Issuance of common shares	1,870	98,355
Purchase of treasury shares	(704)	(958)
Noncontrolling interest investment in partnership	—	350
Purchase of noncontrolling interest in partnership	(4,544)	—
Other financing activities, net	361	494
Net cash flow provided by financing activities	101,997	103,176
Increase (decrease) in cash and cash equivalents	585	(126)
Cash and cash equivalents, beginning of period	4,740	4,328
Cash and cash equivalents, end of period	$5,325	$4,202
Supplemental disclosure of cash flow information:
Dividends declared but not paid	$10,659	$9,583
Issuance of shares for share-based compensation	—	1,910
Net change in accounts payable related to fixed asset additions	6,770	1,188
Net change in accounts payable and security deposits
related to disposition of operating properties	(690)	(432)
Net change in accounts payable and security deposits
related to acquisition of operating properties	1,231	1,042
Mortgage loan assumed	—	27,509

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties we own and operate, including consolidated and unconsolidated joint ventures. As of September 30, 2013, our operating portfolio consisted of 52 apartment communities containing 13,323 units in ten states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired an office building in Los Angeles, California, containing approximately 78,800 square feet of office and retail space.
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
Segment Reporting
Substantially all of our properties are multifamily communities that have similar economic characteristics and offer similar products and services, and as such, our apartment communities have been aggregated into one reportable segment. Management evaluates the performance of our properties on an individual basis. During the nine months ended September 30, 2013, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that we have only one reportable segment, which is multifamily properties.
Derivative Instruments and Hedging Activities
We utilize interest rate swaps to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

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
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Hedge ineffectiveness is measured by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. See Note 12 for additional information related to our derivative and hedging activities.
Real Estate and Depreciation
Real estate assets are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 30 years
Furniture, fixtures and equipment	5 - 10 years
We capitalize replacements and improvements, such as HVAC equipment, structural replacements, windows, appliances, flooring, carpeting and kitchen/bath replacements and renovations. Ordinary repairs and maintenance, such as unit cleaning, painting and appliance repairs, are expensed when incurred.
We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates. Therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months.

For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is ready for leasing. For properties under development accounted for under the equity method, we capitalize interest costs on our investment through the time the property is substantially complete and ready for leasing. We also capitalize internal costs related to our consolidated and equity method ventures, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset. Internal costs associated with the lease up of development properties are not capitalized. Revenue from incidental operations are recognized as reductions of capitalized project costs. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three and nine months ended September 30, 2013, was $1.1 million and $2.4 million, respectively. Total capitalized interest during the three and nine months ended September 30, 2012, was $410,000 and $1.0 million, respectively. Total capitalized payroll costs during the three and nine months ended September 30, 2013, were $690,000 and $2.0 million, respectively. Total capitalized payroll costs during the three and nine months ended September 30, 2012, were $670,000 and $1.7 million, respectively.
We discontinue the depreciation of assets we have specifically identified as held for sale. There were no properties classified as held for sale at September 30, 2013 or December 31, 2012.
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
Offsetting Assets and Liabilities
In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, in addition to securities borrowing and lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. This ASU requires disclosure of quantitative information separately for assets and liabilities in a tabular format and a description of the rights of setoff associated with the assets and liabilities subject to the master netting arrangements. See Note 12 for additional information related to our derivative and hedging activities. This updated guidance applies to fiscal years and interim periods within those years, beginning on or after January 1, 2013. We adopted this guidance effective January 1, 2013.

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
3.    ACQUISTION, DEVELOPMENT, AND DISPOSITION ACTIVITY
Acquisition Activity
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties, as identified in the following table, for total cash consideration of approximately $323.9 million, less the assumption of $28.0 million of existing mortgage financing. We expect to acquire each of the properties based on the closing periods set forth in the following table. The closing of The Apartments at Blakeney, which occurred on October 10, 2013, was contingent upon the assumption of an existing $28.0 million mortgage loan. See Note 15 for further information on this acquisition and loan assumption. The closing of Alpha Mill Apartments Phase I and Alpha Mill Apartments Phase II is contingent on the completed construction of Alpha Mill Apartments Phase II. The closing of each of Perimeter Town Center and Varela is contingent upon the completed construction of such property. Our obligation to purchase this portfolio is subject to certain closing conditions specified in the agreement. If we choose not to purchase one or more of the properties, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposits, which aggregate $15.0 million.  We consider our deposits allocated to the entities developing the properties under construction to be variable interests and the development entities to be variable interest entities for which we are not the primary beneficiary as of this reporting date. Although we intend to acquire the entire portfolio and regard our acquisition of each property in the portfolio as probable, there can be no assurance that we will acquire such properties.
The table below provides details for each property the Company plans to acquire:

(Dollar amounts in thousands, except for unit data)
Property	Location	Units	Estimated Closing Period	Purchase Price Allocation
The Apartments at Blakeney	Charlotte, NC	295	Closed on October 10	$53,180
Lofts at Weston Lakeside	Cary, NC	215	Q4 2013	38,300
St. Mary's Square	Raleigh, NC	134	Q4 2013	27,325
Alpha Mill Apartments Phase I	Charlotte, NC	167	Q1 2014	27,220
Alpha Mill Apartments Phase II	Charlotte, NC	100	Q1 2014	18,050
Perimeter Town Center	Atlanta, GA	345	Q4 2014	80,350
Varela	Tampa, FL	350	Q4 2014	79,450
		1,606		$323,875

On September 27, 2013, we acquired Rienzi at Turtle Creek, a 152-unit property located in Dallas, Texas, for a purchase price of $48.9 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolver.
On July 16, 2013, we acquired Doral West, a 388-unit property located in Doral, Florida, for a purchase price of $93.5 million. We paid cash for this acquisition, which was primarily funded from borrowings on our unsecured revolver.
On May 28, 2013, we acquired a 3.35 acre parcel of land in San Francisco, California, in the South of Market ("SoMa") neighborhood for $46.6 million. The purchase price for the site known as 8th and Harrison includes the related entitlement rights, architectural drawings and other matters for which we intend to develop a 408-unit apartment community with ground floor retail and underground parking. Construction is expected to commence in 2014.
During the year ended December 31, 2012, we entered into an agreement to acquire for a purchase price of $80.2 million an apartment project that is being developed in Ft. Lauderdale, Florida. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit.  We consider our deposit to be a variable interest and the development entity to be a variable interest entity for which we are not the primary beneficiary as of this reporting date.
During the nine months ended September 30, 2012, we acquired (a) four apartment communities for a total purchase price of $162.6 million, and (b) an office and retail building, in conjunction with a development project, consisting of approximately 78,800 square feet of space in Los Angeles, California, for a purchase price of $37.3 million.
The following table presents the purchase allocation for the properties acquired during the nine months ended September 30, 2013 and September 30, 2012, respectively. The purchase allocation for the property acquired in October 2013 was not complete as of the filing date of this document, and is therefore not included in the table below. See Note 15 for more information related to this purchase.

	Nine Months Ended
	September 30,
	2013	2012
(Dollar amounts in thousands)
Land	$15,971	$42,888
Buildings and improvements	123,193	150,186
Furniture and fixtures	1,154	3,190
Existing leases and tenant relationships (Other assets) (1)	2,082	6,313
Acquired debt (2)	—	(27,530)
Total	$142,400	$175,047
(1) See Note 5 for additional information related to intangible assets identified as existing leases and tenant relationships.
(2) Recorded at fair value; actual loan assumed was $24.9 million.

The following table presents actual and pro forma information related to the properties acquired during the three and nine months ended September 30, 2013 and 2012, respectively. The pro forma information is presented as if the properties were acquired on January 1, 2012. We recognized acquisition costs during the three and nine months ended September 30, 2013, totaling $392,000 and $457,000, respectively, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. The purchase allocation for the property acquired in October 2013 was not complete as of the filing date of this document. Therefore, the impact of this property cannot be estimated and included in the pro forma information below. See Note 15 for more information related to this purchase. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012

Actual revenue from acquisitions	$1,732	$3,192	$1,732	$3,834
Actual net income from acquisitions	139	11	139	243
Pro forma revenue	49,243	47,118	144,405	138,711
Pro forma net income applicable to common shares	20,702	2,959	33,877	25,541

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$0.41	$0.06	$0.68	$0.57

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$0.41	$0.06	$0.67	$0.57
Development Activity
During the three months ended September 30, 2013, we entered into a partnership in which we are a 50.0% partner to develop a 154-unit apartment community located in Monrovia, California, which we refer to as Monrovia. See Note 6 for additional information related to this development.
During the three months ended June 30, 2013, we entered into a partnership in which we are a 50.0% partner to develop a 472-unit apartment community located in Los Angeles, California, which we refer to as 950 Third. See Note 6 for additional information related to this development.

The following table identifies our consolidated development activity on which construction has commenced:

				Total
(Dollar amounts in thousands)			Planned	Budgeted	Costs		Actual	Estimated
Under	Ownership		Total	Capital	to	Total	Construction	Construction
Construction	%		Units	Cost (1)	Date (3)	Debt	Start	Completion
San Raphael Phase II	100.0%		99	$13,750	$13,300	$—	Q2 2012	Q4 2013
Dallas, TX
7001 Bethesda	97.0%	(2)	140	$53,400	$21,184	$—	Q4 2012	Q2 2015
Bethesda, MD
Cantabria	100.0%		249	$56,800	$16,856	$—	Q2 2013	Q1 2015
Dallas, TX
The Desmond on Wilshire	100.0%		175	$76,300	$24,987	$—	Q2 2013	Q4 2015
Los Angeles, CA
Total			663	$200,250	$76,327	$—

(1)	Total budgeted capital cost represents estimated costs for projects under development inclusive of all capitalized costs.

(2)	Ownership percentage based on current equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

(3)	Costs to date include the cost of land.
The following table identifies our consolidated development activity that is in the planning phase:

(Dollar amounts in thousands)			Estimated	Costs
Name	Location	Ownership %	Total Units (1)	to Date (2)
8th and Harrison	San Francisco, CA	100.0%	408	$48,422

(1)	Based on current projections as of October 22, 2013.

(2)	Costs to date include the cost of land.
The following table identifies our unconsolidated development activity that is in the planning phase:

(Dollar amounts in thousands)			Estimated	Costs
Name	Location	Ownership %	Total Units (1)	to Date (2)
950 Third (3)	Los Angeles, CA	50.0%	472	$32,050

Monrovia (4)	Monrovia, CA	50.0%	154	$13,695
Total			626	$45,745

(1)	Based on current projections as of October 22, 2013.

(2)	Costs to date include the cost of land.

(3)
The Company's total investment in this entity at September 30, 2013, is $2.0 million. Costs to date include the cost of land, which was contributed by the joint venture partner. Costs shown are at 100%. See Note 6 for further information on this unconsolidated variable interest entity.

(4)
The Company's total investment in this entity at September 30, 2013, is $6.9 million. Costs to date include the joint venture partner's contribution. Costs shown are at 100%. See Note 6 for further information on this unconsolidated variable interest entity.

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
During the nine months ended September 30, 2013, we completed the sale of two properties for an aggregate total sales price of $92.7 million and recognized an aggregate gain of $26.9 million. One of the properties was located in Georgia and one in Ohio.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 include the operating results and related gains recognized for two properties sold in 2013 and six properties sold in 2012. The following table summarizes "Income from discontinued operations:"

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Revenue
Property revenue	$649	$3,275	$4,417	$13,699

Expenses
Property operating and maintenance	329	1,635	2,167	6,925
Depreciation and amortization	138	799	723	3,717
Total expenses	467	2,434	2,890	10,642
Operating income	182	841	1,527	3,057
Interest expense	—	—	—	(438)
Operating income, net of interest expense	182	841	1,527	2,619
Gain on disposition of properties	18,072	—	26,868	22,819
Income from discontinued operations	$18,254	$841	$28,395	$25,438
We have engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our CEO. For the nine months ended September 30, 2013, in conjunction with the sale of two properties and our joint venture to develop the 950 Third land, HRES has received commissions totaling $1.1 million. The aggregate value of these transactions was $122.7 million. These transactions were approved by the independent Directors in compliance with Company policy.

4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$373,299	5.4%	$376,278	5.4%
Unsecured - notes	150,000	4.3%	—	—%
Total Fixed Rate Debt	523,299	5.1%	376,278	5.4%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan (1)	125,000	3.0%	125,000	1.9%
Total Variable Rate Debt Swapped to Fixed	125,000	3.0%	125,000	1.9%

Variable Rate Debt Unhedged:
Unsecured - revolver	177,000	1.5%	190,500	1.7%
Unsecured - term loan	25,000	1.9%	25,000	1.9%
Total Variable Rate Debt Unhedged	202,000	1.5%	215,500	1.7%
Total Debt	$850,299	3.9%	$716,778	3.7%

(1)
We entered into a forward starting swap in December 2011 fixing the rate at 1.26%, plus the credit spread which was 1.70% at September 30, 2013, or an all-in rate of 2.96% beginning June 2013 through June 2016. Additionally, we entered into a forward starting swap in April 2013, fixing the rate beginning June 2016 at a rate of 1.55%, plus the credit spread which was 1.70% as of September 30, 2013, or an all-in rate of 3.25% until the loan matures in January 2018. See Note 12 for additional information related to these swaps.

Unsecured Debt
On June 19, 2013, we amended our $350.0 million revolving credit facility. Among other modifications, the amendment extends the maturity date from January 12, 2016 to June 15, 2017, and reduces the interest spread and facility fee across the pricing grid. Total costs associated with this amendment were $1.2 million. Additionally, on June 19, 2013, we amended our $150.0 million term loan to implement modifications corresponding to the revolving credit facility modifications.
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at a fixed rate of 4.02%, and $87.0 million with a 10-year maturity at a fixed rate of 4.45%. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were approximately $1.0 million.
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

Cash paid for interest, excluding $2.4 million and $1.0 million of capitalized interest, respectively, was $19.8 million and $21.8 million for the nine months ended September 30, 2013 and 2012, respectively. Cash paid for interest was reduced by the defeasance refund received of $279,000 for the nine months ended September 30, 2012. Additionally, $1.7 million of prepayment costs is included in the cash paid for interest for the nine months ended September 30, 2012.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written-off. During the nine months ended September 30, 2013, we wrote-off $180,000 of our goodwill as a result of property dispositions. The carrying value of our goodwill as of September 30, 2013 and December 31, 2012, was $1.5 million and $1.7 million, respectively. Our annual review of goodwill impairment is completed during the first quarter of each year and more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2013, determined that goodwill was not impaired and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net book value of each property, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as in place leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe existing lease rates approximate market rates. Therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months.
6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Monrovia
During the three months ended September 30, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property. The land, upon which the partnership intends to construct a 154-unit multifamily apartment complex, was purchased by the partnership on August 9, 2013, for $13.1 million. We are a 50.0% partner with Lincoln, who has contributed $6.9 million to the partnership. As of September 30, 2013, we have contributed $6.9 million to the partnership. Any future equity capital needs will be funded on a 50/50 basis by the partners. Both partners have equal voting rights with respect to all major decisions and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. Lincoln will perform the day-to-day activities on behalf of the partnership. As the joint venture is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint venture is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $6.9 million as of September 30, 2013. See Note 3 for more information related to this development.

950 Third
During the quarter ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party for the development and operation of 950 Third, a 472-unit apartment community located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the joint venture. As of September 30, 2013, we have contributed $1.6 million to the partnership. We expect to fund the remaining portion of our capital contribution during the development and construction process. Both partners have equal voting rights with respect to all major decisions and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We will perform construction management and property management services in accordance with the approved budgets for which we will receive a fee approximating market rates. As the joint venture is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint venture is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. The amount of capitalized interest associated with our investment in this property was approximately $30,000 as of September 30, 2013. We also capitalized internal payroll and overhead costs directly related to the development of this property for which we are not being reimbursed in the amount of $470,000 as of September 30, 2013. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $2.0 million as of September 30, 2013. See Note 3 for more information related to this development.
7.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, we issued a total of 522,032 operating partnership units ("OP units") in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005. Holders of OP units are entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. If and when the OP units are presented for redemption, we have the option to redeem the OP units for common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption. All units presented to date for redemption were redeemed for cash. No OP units were redeemed during the nine months ended September 30, 2013 or 2012. There were 74,083 OP units remaining as of September 30, 2013. See Note 15 for additional information related to the OP units.
Activity related to noncontrolling redeemable interest is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$1,734	$1,734	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	14	13	42	40
Distribution to noncontrolling redeemable interest	(14)	(13)	(42)	(40)
Balance at end of period	$1,734	$1,734	$1,734	$1,734

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
The following table provides details of the activity related to the noncontrolling interests:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Balance at beginning of period	$1,344	$1,029
Net income (loss)	3	(41)
Purchase of noncontrolling interest	(997)	—
Noncontrolling interest cash contribution	—	350
Balance at end of period	$350	$1,338
The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	Nine Months Ended
	September 30,
	2013	2012
Net income attributable to AERC	$31,977	$23,681
Decrease in equity for purchase of noncontrolling interest	(3,547)	—
Change from net income attributable to AERC and net
transfers to noncontrolling interest	$28,430	$23,681

8.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Nine Months Ended September 30, 2013
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-In	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Loss	(at Cost)	Interest
Balance, December 31, 2012	$4,953	$634,587	$(233,208)	$(2,934)	$—	$1,344
Net income attributable to AERC	—	—	31,977	—	—	—
Other comprehensive income:
Changes in fair value of hedge
instruments	—	—	—	1,687	—	—
Net income attributable to
noncontrolling interest	—	—	—	—	—	3
Purchase of noncontrolling interest	—	(3,547)	—	—	—	(997)
Share-based compensation	68	4,315	2	—	—	—
Purchase of common shares	—	—	—	—	(703)	—
Option exercises	13	840	—	—	697	—
Issuance of common shares	11	1,859	—	—	—	—
Common share dividends declared	—	—	(28,948)	—	—	—
Balance, September 30, 2013	$5,045	$638,054	$(230,177)	$(1,247)	$(6)	$350
9.    COMMON SHARES
In April 2013, we registered an at-the-market ("ATM") program allowing us to sell up to $75.0 million of our common shares in open market transactions at the then current market price per share. As of September 30, 2013, we sold 107,498 shares under this ATM program for total net proceeds of $1.9 million. The proceeds were used for general corporate purposes.
Under Forward Sale Agreements (FSAs) that we entered into with forward purchasers on May 29, 2013, we agreed to sell 6,500,000 shares plus an option to purchase up to 975,000 additional shares, of which 547,958 shares were exercised on July 2, 2013, for a total of 7,047,958 shares at a public offering price of $17.25 per share that was settled on October 1, 2013.
We had the option to settle the FSAs by cash or net share settlement for all or a portion of our obligation under the FSAs. We chose to physically settle the FSAs by issuing 7,047,958 shares of our common stock to the forward purchasers, who at settlement paid us the proceeds less certain adjustments from their sale of borrowed shares to the underwriters, including the third quarter dividend.
On October 1, 2013, by delivering 7,047,958 shares of our common stock to the forward purchasers at a public offering price of $17.25 per share, we received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share, inclusive of the underwriting discount, estimated costs and the deduction for the third quarter dividend. Net proceeds were used to partially repay our scheduled debt maturities for 2013 consisting of five mortgage loans totaling approximately $129.3 million.

As of September 30, 2013, we classified the FSAs as equity transactions because the forward sale transactions were indexed to our own stock and physical settlement was within our control. As a result of this classification, no amounts were recorded in the consolidated financial statements until settlement of each FSA.
Whether we decided to physically settle or net share settle the FSAs, delivery of our shares upon settlement will result in dilution to our earnings per share ("EPS") at the date of the settlement. The inclusion of any incremental shares in the calculation of diluted EPS under the treasury stock method began during the quarter ending June 30, 2013. Any dilutive effect of the FSAs on our EPS will occur only during periods when the average market price per share of our common stock during that reporting period is above the per share forward sale price.
10.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator - basic and diluted:
Income (loss) from continuing operations	$1,753	$1,260	$3,627	$(1,758)
Net (income) loss attributable to noncontrolling interests	(14)	(8)	(45)	1
Allocation to participating securities	(7)	—	(15)	—
Income (loss) from continuing operations applicable to common shares	$1,732	$1,252	$3,567	$(1,757)

Income from discontinued operations	$18,254	$841	$28,395	$25,438
Allocation to participating securities	(78)	—	(121)	—
Income from discontinued operations applicable to common shares	$18,176	$841	$28,274	$25,438

Denominator - basic	49,949	49,461	49,816	44,924
Effect of dilutive securities (1)	318	466	560	—
Denominator - diluted	50,267	49,927	50,376	44,924

Earnings per common share - basic:
Income (loss) from continuing operations	$0.03	$0.02	$0.07	$(0.04)
Income from discontinued operations	0.37	0.02	0.57	0.57
Net income attributable to AERC - basic	$0.40	$0.04	$0.64	$0.53

Earnings per common share - diluted:
Income (loss) from continuing operations	$0.03	$0.02	$0.07	$(0.04)
Income from discontinued operations	0.37	0.02	0.56	0.57
Net income attributable to AERC - diluted	$0.40	$0.04	$0.63	$0.53

(1)
For the three and nine months ended September 30, 2013, the effect of 93 stock options are excluded as their inclusion would be anti-dilutive. Additionally, 7,048 shares from the FSA are excluded for the three and nine months ended September 30, 2013, as their inclusion would be anti-dilutive. For the three months ended September 30, 2012, the effect of 145 stock options are excluded as their inclusion would be anti-dilutive. For the nine months ended September 30, 2012, all potential common shares are excluded as their inclusion would be anti-dilutive to the net loss from continuing operations.

The effect of exercise of rights to redeem OP units in exchange for common shares was not included in the computation of diluted EPS because we intend to settle the redemption of these interests in cash.
11.    EQUITY BASED AWARD PLANS
During the three and nine months ended September 30, 2013, we recognized total share-based compensation cost of $980,000 and $3.4 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and nine months ended September 30, 2012, we recognized total share-based compensation cost of $880,000 and $2.7 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and nine months ended September 30, 2013, we capitalized $90,000 and $300,000, respectively, of share-based compensation, which relates to employees dedicated to internal development. During the three and nine months ended September 30, 2012, we capitalized $50,000 and $145,000, respectively, of share-based compensation, which relates to employees dedicated to internal development. See Note 2 for additional information related to capitalized payroll.
Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. Our officers and directors may elect to defer the receipt of restricted shares under our deferred compensation plans. Deferred restricted share awards are reflected as restricted share equivalent units ("RSUs") in an individual bookkeeping account maintained for each participant. The vesting of such RSUs occurs on the same schedule as the restricted shares subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares subject to the deferral election. RSUs are not included in the number of issued and outstanding common shares reflected in the "Equity" section of our Consolidated Balance Sheets. RSUs with non-forfeitable dividend rights are included in the allocation to participating securities using the two-class method. RSUs with forfeitable dividend rights do not qualify as participating securities, and are included in the calculation of diluted earnings per share to the extent they are not anti-dilutive for the period presented.
The following table represents restricted share and RSU activity for the nine months ended September 30, 2013:

		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	RSUs	Fair Value
Nonvested at beginning of period	525,406	$9.23	58,825	$14.13
Granted	726,620	$10.44	25,848	$17.44
Vested	162,830	$15.97	36,817	$16.01
Forfeited	81,511	$8.48	1,865	$8.38
Nonvested at end of period	1,007,685	$9.06	45,991	$14.72
The weighted average grant-date fair value of restricted shares and RSUs granted during the nine months ended September 30, 2012 was $16.52. The total fair value of restricted shares vested during the nine months ended September 30, 2013 and 2012 was $2.7 million and $3.6 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2013 and 2012 was $590,000 and $715,000, respectively. At September 30, 2013, there was a total of $6.5 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted-average period of 2.5 years.

During 2013, we issued restricted share awards in which the number of shares that will ultimately vest is subject to market conditions over a three-year period and service conditions over a four-year period. The total estimated grant-date fair value of these awards, including the awards that were deferred, was $4.3 million. We used the Monte Carlo method to estimate the fair value of these awards. The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting, and uses random situations that are averaged based on past stock characteristics. There were one million simulation paths used to estimate the fair value of these awards. The expected volatility for the awards granted in 2013 was based upon a 50/50 blend of historical and implied volatility. The historical volatility was based upon changes in the weekly closing prices of our shares over a period equal to the expected life of the restricted shares granted. The implied volatility was the trailing month average of daily implied volatilities calculated by interpolating between the volatilities implied by stock call option contracts that were both closest to the expected life and the exercise price of the restricted shares. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was the market condition performance period.
The following table represents the assumption ranges used in the Monte Carlo method during 2013:

Expected volatility - AERC	18.1% to 22.5%
Expected volatility - peer group	14.7% to 29.5%
Risk-free interest rate	0.1% to 0.5%
Expected life (performance period)	3 years
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards that do not include a market condition. There were no stock options awarded and 169,164 options exercised during the nine months ended September 30, 2013. There were 125,000 stock options awarded, 10,000 options expired and 5,000 stock options exercised during the nine months ended September 30, 2012. The Black-Scholes assumptions and fair value for the options awarded in 2012 were as follows:

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

The following table represents stock option activity for the nine months ended September 30, 2013:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	769,184	$10.81
Exercised	169,164	$9.16
Outstanding at end of period	600,020	$11.28	3.6

Exercisable at end of period	496,687	$10.60	2.7
The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2013 and 2012 was $2.2 million and $3.6 million, respectively.
12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest rate risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$125.0 million
On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150.0 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% plus the credit spread, which was 1.70% as of September 30, 2013, or an all-in rate of 3.25% until the loan matures in January 2018. The credit spread is subject to change, from time to time, from a minimum of 1.25% to a maximum of 2.20% over LIBOR based upon our qualified ratings as defined in the agreement. See Note 13 for additional information related to this forward starting interest rate swap.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% plus the credit spread, which was 1.70% at September 30, 2013, or an all-in rate of 2.96%. The credit spread is subject to change, from time to time, from a minimum of 1.25% to a maximum of 2.20% over LIBOR based upon our qualified ratings as defined in the agreement. See Note 13 for additional information related to this forward starting interest rate swap.

The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 13 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of September 30, 2013		As of December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$1,211	Other assets, net	$—

Fair Value of Derivative Instruments
Liability Derivatives
	As of September 30, 2013		As of December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

	Accounts payable and		Accounts payable and
Interest rate swap	other liabilities	$2,458	other liabilities	$2,934
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
	Location of Gain or
(In thousands)	(Loss) Recognized	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging	in Income	September 30,		September 30,
Relationships (Interest Rate Swaps)	on Derivative	2013	2012	2013	2012
Amount of gain or (loss)
recognized in OCI on derivative		$(964)	$(896)	$1,257	$(2,529)

Amount of loss reclassified from
accumulated OCI into interest expense	Interest expense	$(342)	$—	$(430)	$—

Amount of gain or (loss) recognized
in income on derivative
(ineffective portion and amount
excluded from effectiveness testing)	Other expense	$—	$—	$—	$—

The following tables present the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets
Gross Amounts Not Offset in
the Balance Sheets
as of September 30, 2013
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Assets Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(In thousands)	Assets	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$1,211	$—	$1,211	$—	$—	$1,211

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in
the Balance Sheets
as of September 30, 2013
Net Amounts of
	Gross Amounts	Gross Amounts Offset	Liabilities Presented		Cash
	of Recognized	in the	in the	Financial	Collateral	Net
(In thousands)	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
Derivatives	$2,458	$—	$2,458	$—	$—	$2,458

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
As of September 30, 2013, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $2.5 million. As of September 30, 2013, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at September 30, 2013, we could have been required to settle our obligations under the agreement at its termination value of $2.5 million, which includes accrued interest of $80,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.3 million.

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
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 64% at September 30, 2013. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at September 30, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$373,299	$—	$—	$380,767
Unsecured debt	$477,000	$—	$477,457	$—

Fair Value at December 31, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$376,278	$—	$—	$403,391
Unsecured debt	$340,500	$—	$339,604	$—
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
On February 19, 2013, the master lease holder for our office building in Los Angeles, California filed a voluntary Chapter 11 bankruptcy petition. On March 29, 2013, the debtor filed a motion to assume the master lease, which motion was granted by the Bankruptcy Court on September 12, 2013. On September 18, 2013, we filed a notice of appeal of the Bankruptcy's Court's order.
15.    SUBSEQUENT EVENTS
Equity
On October 1, 2013, we settled Forward Share Agreements (FSAs) with forward purchasers entered into on May 29, 2013, by delivering 7,047,958 shares of our common stock at a public price of $17.25 per share. We received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share. See Note 9 for additional information regarding the forward equity transaction.
Debt
On October 1, 2013, we repaid five loans totaling $129.3 million on their scheduled maturity date. We funded this payment primarily with proceeds from the settlement of our forward equity transaction and borrowings on our unsecured revolver.
On October 8, 2013, we closed on a $32.4 million construction loan to fund the development of 7001 Bethesda. The loan has a three-year term, requires interest-only payments and carries a variable interest rate of one month LIBOR plus 1.20%. Total costs associated with this borrowing were approximately $525,000.
On October 18, 2013, we closed on a $39.6 million construction loan to fund the development of Cantabria. The loan has a three-year term, requires interest-only payments and carries a variable interest rate of one month LIBOR plus 1.40%. Total costs associated with this borrowing were approximately $175,000.
On October 21, 2013, we completed the issuance of $100.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $45.0 million, 7-year maturity at 4.29% and $55.0 million, 10.2-year maturity at 4.94%. The $100.0 million total issuance has a weighted average term of 8.8 years and a weighted average interest rate of 4.65%. Proceeds from the issuances were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were approximately $950,000.

Acquisitions
On October 10, 2013, we completed the acquisition of The Apartments at Blakeney, a 295-unit property located in Charlotte, North Carolina, for a purchase price of $53.2 million, inclusive of a $28.0 million mortgage loan that we assumed.
Noncontrolling Redeemable Interest
On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 operating partnership units ("OP Units") related to the 1998 acquisition of an operating partnership into a right to receive cash merger consideration. We anticipate the cash payment of approximately $1.4 million will be paid during the fourth quarter of 2013. See Note 7 for additional information regarding this noncontrolling interest.
Dividends
On November 1, 2013, we paid a dividend of $0.19 per common share to shareholders of record on October 15, 2013, including the settlements of the forward equity offering, which had been declared on September 9, 2013. The declaration and payment of quarterly dividends remains subject to review by, and approval of, the Board of Directors.

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

•	our ability to refinance debt on favorable terms at maturity;

•	risks of a lessening of demand for the multifamily units that we own;

•	competition from other available multifamily units, single family units available for rental or purchase, and changes in market rental rates;

•	the inability to acquire and dispose of multifamily properties at prices and on terms acceptable to us;

•
the failure of development projects or redevelopment activities to achieve expected results due to, among other causes, construction and contracting risks, unanticipated increases in materials and/or labor, delays in project completion and/or lease-up that result in increased costs and/or reduce the profitability of a completed project, and the absence of our right to control all activities and decisions of joint venture developments where the applicable agreement allocates decision making authority to, or requires the consent of, our joint venture partner;

•	the failure to enter into development joint venture arrangements on acceptable terms;

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorable by shareholders;

•	the results of litigation involving us;

•	changes in tax legislation;

•	risks of personal injury and property damage claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	risks associated with property acquisitions, such as failure to achieve expected results or matters not discovered in due diligence; and

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the nine months ended September 30, 2013.
The operating performance of our properties is affected by general economic trends including, but not limited to, household formation, job and wage growth, unemployment rates, population growth, immigration, the supply of new multifamily rental communities and, in certain markets, the supply of other housing alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes. Additionally, our performance may be affected by our ability to access the capital markets and the prices we can obtain for our debt and equity securities.
Rental revenue collections are impacted by net rental rates and occupancy levels. We use LROTM, a rental revenue software product that provides comprehensive submarket based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience in our efforts to maximize rental revenues and maintain high occupancy levels. We expect LROTM to continue to assist us in generating long term rent growth and asset stability with daily, incremental rent changes. We adjust our rental rates in our continuing effort to adapt to changing market conditions and maximize rental revenue. We continuously monitor physical occupancy and net rent per unit to track our success in maximizing rental revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and FFO as adjusted to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. We calculate FFO as adjusted as FFO, defined above, excluding prepayment penalties associated with debt repayments ($1.7 million in 2012) and any refunds for previously defeased loans ($279,000 in 2012). In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loans are included in "Interest expense" in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure for comparing the operating performance of a company's real estate between periods or as compared to different REITs. A reconciliation of property NOI to consolidated net income attributable to AERC and a reconciliation of net income attributable to AERC to FFO and FFO as adjusted are included in the Results of Operations comparison.
Updated 2013 Expectations.

•	Portfolio performance - Our full-year 2013 guidance reflects Same Community NOI increasing in the range of 4.75% to 5.25% as compared to 2012.

•
Property acquisitions, sales and development - During 2013, we anticipate acquisitions of $261.2 million and dispositions between $92.7 million and $140.0 million. We also anticipate that development expenditures will be between $105.0 million and $115.0 million during 2013. Through September 30, 2013, we have acquired two properties totaling $142.4 million and have disposed of two properties for $92.7 million and incurred $85.3 million for development expenditures. On October 10, 2013, we completed a property acquisition for $53.2 million.

Forecast Qualification. The foregoing updated expectations are forward looking statements expressly subject to the disclaimer in the first paragraph of this Item 2. The uncertainties caused by economic and financial conditions complicate our ability to forecast future performance. We believe the apartment industry is better situated to weather a slow growing or recessionary environment or a delayed recovery than other real estate sectors because people will normally choose shelter over discretionary spending such as going to the mall or hotel stays. Government sponsored agencies such as Fannie Mae and Freddie Mac continue to provide attractive apartment financing, which may be unavailable to other commercial real estate sectors. Our 2013 expectations could be adversely impacted if recessionary forces resume, or if Congress curtails Fannie Mae or Freddie Mac financing support to the apartment industry. Moreover, unless and until sustained job and wage growth occurs in our markets, significant continued rental growth may be limited.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Net cash provided by operations	$57,349	$51,617
Fixed assets:
Acquisitions and development expenditures	(213,320)	(203,410)
Net property disposition proceeds	90,453	57,523
Recurring, revenue enhancing and non-recurring capital expenditures	(9,632)	(8,005)
Deposits on potential future acquisitions	(15,721)	(250)
Investment in joint ventures	(8,874)	—
Debt:
Decrease in mortgage notes payable, net	(2,371)	(77,058)
(Decrease) increase in revolving credit facility borrowings, net	(13,500)	109,000
Unsecured note issuances	150,000	—
Issuance of common shares	1,870	98,355
Purchase of treasury shares	(704)	(958)
Purchase of noncontrolling interest	(4,544)	—
Cash dividends and operating partnership distributions paid	(28,212)	(23,589)
Our primary sources of liquidity are cash flows provided by operations, short-term borrowings on the unsecured revolver, project specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2013 consisted of five mortgage loans totaling approximately $129.3 million. As of October 1, 2013, we have repaid all of these loans primarily with proceeds from the settlement of our forward equity transaction and borrowings on our revolver. As of October 25, 2013, the maximum amount of borrowings available to us under the unsecured revolver was $350.0 million and borrowings outstanding totaled $110.0 million.
On January 22, 2013, we completed the issuance of $150.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at 4.02%, and $87.0 million with a 10-year maturity at 4.45%. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27%. Proceeds from the issuance were used to repay borrowings on the unsecured revolver.
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

On April 12, 2013, we filed a new shelf registration statement on Form S-3ASR to register the sale and issuance of equity and debt securities in public offerings which replaced our shelf registration statement that was to expire in June 2013. This current shelf registration expires in April 2016. Additionally, on April 12, 2013, we filed a prospectus supplement to register an at-the-market ("ATM") program, which allows us to sell up to $75.0 million of our common shares in open market transactions at the then-current market price per share. This ATM program was originally established in August 2012. However, due to the filing of the new shelf registration statement on Form S-3ASR, it was necessary to file a new prospectus supplement to continue our existing ATM program. As of September 30, 2013, we have sold 107,498 shares under this ATM program for total net proceeds of $1.9 million.
On June 19, 2013, among other modifications, we reduced the credit spread and extended the maturity of our $350.0 million unsecured revolving credit facility from January 12, 2016 to June 15, 2017. This facility provides financial flexibility and the opportunity to capitalize on strategic acquisitions without the delays associated with financing contingencies.
On October 1, 2013, we settled Forward Share Agreements (FSAs) with forward purchasers entered into on May 29, 2013, by delivering 7,047,958 shares of our common stock at a public price of $17.25 per share. We received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share.
On October 21, 2013, we completed the issuance of $100.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $45.0 million with an 7-year maturity at 4.29%, and $55.0 million with a 10.2-year maturity at 4.94%. The $100.0 million total issuance had a weighted average term of 8.8 years and a weighted average interest rate of 4.65%. Proceeds from the issuance were used to repay borrowings on the unsecured revolver.
We anticipate cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources, such as the unsecured revolver and/or secured and unsecured borrowings, are or can be made available and should be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by our unsecured revolver, the sale of properties, the sale of common shares, the sale of debt securities and the admission of joint venture partners.
Cash flow provided by operations increased 11.1% during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, as a result of a 5.6% increase in Same Community Property NOI, the contribution from the four properties acquired during 2012 and two properties acquired in 2013, and the completion and lease up of our Vista Germantown development in 2012. See the discussion under Results of Operations for further information concerning the property NOI contribution from the Same Community Properties and Acquired and Development Properties.
During the remainder of 2013, we anticipate incurring an additional $4.0 million in capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures. We also anticipate incurring an additional $65.6 million for acquisitions. We expect to fund these acquisitions with our unsecured revolver. For the 2013 fiscal year, we anticipate the acquisition of $261.2 million of properties, the disposition of $92.7 million to $140.0 million of properties, and development spend of $105.0 million to $115.0 million.

The following table identifies our capital expenditures as of September 30:

(In thousands)	2013	2012	Variance
Recurring fixed asset additions	$8,310	$6,694	$1,616
Revenue enhancing/non-recurring
fixed asset additions	1,322	1,311	11
Acquisition fixed asset additions	143,308	158,925	(15,617)
Development fixed assets:
Internal costs	2,000	1,700	300
Capitalized interest	2,400	1,000	1,400
Land and other development costs (1)	65,612	41,785	23,827
Total development fixed asset additions	$70,012	$44,485	$25,527
Total fixed asset additions	$222,952	$211,415	$11,537

(1)
The increase in Land and other development costs in 2013 compared to 2012 is due to the acquisition of a 3.35 acre parcel of land in San Francisco, California, for $46.6 million during 2013, as well as $19.0 million of additional construction and development costs, compared to the acquisition of a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million, the acquisition of the land associated with Desmond's Tower in Los Angeles, California, for $17.3 million and the completion of the Vista Germantown apartment community in 2012.

See Note 2, "Real Estate and Depreciation" and "Classification of Fixed Asset Additions" for additional information.
Purchase Obligations. Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable, and that specify all significant terms of the agreement. During the third quarter of 2013, we entered into a purchase agreement to acquire a portfolio of seven properties for a total cash consideration of $323.9 million, less the assumption of $28.0 million of existing mortgage financing and net of a $15.0 million earnest money deposit. We anticipate payments of $64.0 million in the remaining two months of 2013 and payments of $192.8 million in 2014. Our purchase obligation is conditioned upon the successful construction of three of the seven properties, as well as certain closing conditions specified in the agreement. Although we intend to acquire the entire portfolio, and regard our acquisition of each property in the portfolio as probable, there can be no assurance that we will acquire such properties. See Note 3 for further information on the acquisition portfolio.
RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2013, to the three and nine months ended September 30, 2012:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Development Properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the three month comparison periods ended September 30, 2013 and 2012, the Same Community portfolio consisted of 46 owned properties containing 11,590 units. In 2013, the three properties we acquired in 2011 (Waterstone at Wellington, Dwell Vienna Metro and The Brixton), containing 696 units, moved into the Same Community portfolio from the Acquired Properties portfolio. Additionally, during the third quarter of 2013, 205 units from the Apartments at Arboretum moved into the Same Community portfolio from the Acquired Properties portfolio. For the nine month comparison periods ended September 30, 2013 and 2012, the Same Community portfolio consisted of 45 owned properties containing 11,385 units. In 2013, the three properties we acquired in 2011 (Waterstone at Wellington, Dwell Vienna Metro and The Brixton), containing 696 units, moved into the Same Community portfolio from the Acquired Properties portfolio. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. The two properties we sold during 2013 containing 1,167 units have been removed from the Same Community portfolio. Acquired Properties for the three month comparison periods ended September 30, 2013 and 2012 include two properties acquired in 2013 and three properties acquired in 2012. Acquired Properties for the nine month comparison periods ended September 30, 2013 and 2012 include two properties acquired in 2013 and four properties acquired in 2012. The Development Property for the three and nine month comparison periods ended September 30, 2013 and 2012 is a 242-unit development in Nashville, Tennessee that was completed and stabilized during the fourth quarter of 2012. Additionally, a 99-unit development in Dallas, Texas will begin initial occupancy during the fourth quarter of 2013.

Net income from continuing operations for the three months ended September 30, 2013, increased $493,000 to $1.8 million when compared to the $1.3 million income from continuing operations recognized for the three months ended September 30, 2012. Net income from continuing operations recognized for the nine months ended September 30, 2013 increased $5.4 million compared to the corresponding period in 2012.
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
The following table reflects the amount and percentage change in line items relevant to the changes in overall operating performance, which includes income from discontinued operations as well as income (loss) from continuing operations:

	Increase When		Increase (Decrease) When
	Comparing the Three Months		Comparing the Nine Months
	Ended September 30, 2013		Ended September 30, 2013
(Dollar amounts in thousands)	to September 30, 2012		to September 30, 2012
Property revenue	$4,346	10.2%	$16,463	13.9%
Office revenue	100	28.6%	337	50.8%
Property operating and maintenance expenses	1,088	6.5%	5,105	10.9%
Depreciation and amortization	1,091	8.1%	5,646	15.2%
General and administrative	1,010	25.7%	1,733	13.8%
Interest expense	655	9.4%	(441)	(1.9)%
Income from discontinued operations	17,413	2,070.5%	2,957	11.6%
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

A reconciliation of property NOI to total consolidated net income attributable to AERC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Property NOI	$29,002	$25,744	$83,338	$71,980
Office revenue	450	350	1,000	663
Construction and other services net loss	—	(28)	—	(181)
Depreciation and amortization	(14,508)	(13,417)	(42,841)	(37,195)
General and administrative	(4,946)	(3,936)	(14,302)	(12,569)
Development costs	(220)	(193)	(662)	(800)
Costs associated with acquisitions	(392)	(282)	(457)	(766)
Interest expense	(7,633)	(6,978)	(22,449)	(22,890)
Income (loss) from continuing operations	1,753	1,260	3,627	(1,758)
Income from discontinued operations:
Operating income, net of interest expense	182	841	1,527	2,619
Gain on disposition of properties	18,072	—	26,868	22,819
Income from discontinued operations	18,254	841	28,395	25,438
Net income	20,007	2,101	32,022	23,680
Net (income) loss attributable to noncontrolling redeemable interest	(14)	(8)	(45)	1
Consolidated net income attributable to AERC	$19,993	$2,093	$31,977	$23,681
Property NOI increased as a result of revenue increases across the Same Community portfolio and the contributions of the Acquired and Development Properties partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012		2013	2012
(In thousands)	Property NOI	Property NOI	Increase	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$10,885	$10,120	$765	$31,581	$29,697	$1,884
Mid-Atlantic	9,752	9,413	339	27,364	26,236	1,128
Southeast	4,021	3,736	285	11,809	11,220	589
Southwest	730	669	61	2,257	2,015	242
Total Same Community	25,388	23,938	1,450	73,011	69,168	3,843
Acquired Properties	2,916	1,249	1,667	8,258	1,952	6,306
Development Property	698	557	141	2,069	860	1,209
Total Property NOI	$29,002	$25,744	$3,258	$83,338	$71,980	$11,358

Property revenue. Property revenue is impacted by a combination of rental rates and rent concessions, or net rent, and occupancy levels. Net collected rent is net rent reduced by loss to vacancy. Physical occupancy at the end of each period and net collected rent per unit are presented in the following tables:

	Physical Occupancy (1)
	at September 30,
	2013	2012
Same Community Properties:
Midwest	96.1%	97.6%
Mid-Atlantic	94.9%	96.8%
Southeast	96.6%	97.1%
Southwest	96.0%	95.7%
Total Same Community	95.8%	97.2%
Acquired Properties	97.3%	96.6%
Development Property	95.9%	N/A

(1)	Physical occupancy represents the actual number of units leased divided by the total number of units available at the end of the period.

	Average Monthly Net Collected		Average Monthly Net Collected
	Rent Per Unit (1)		Rent Per Unit (1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Same Community Properties:
Midwest	$956	$918	$937	$900
Mid-Atlantic	$1,413	$1,404	$1,419	$1,391
Southeast	$1,217	$1,180	$1,206	$1,165
Southwest	$983	$946	$978	$939
Total Same Community	$1,127	$1,098	$1,111	$1,076
Acquired Properties	$1,389	$1,105	$1,347	$1,110
Development Property	$1,455	N/A	$1,428	N/A

(1)
Average monthly net collected rent per unit is calculated as total market rent for all units less vacancy and concessions, divided by the total number of units available. This does not represent actual revenue collected per unit.

The following table presents property revenue results:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012		2013	2012
	Property	Property		Property	Property
(In thousands)	Revenue	Revenue	Increase	Revenue	Revenue	Increase
Same Community Properties:
Midwest	$18,210	$17,349	$861	$53,408	$50,855	$2,553
Mid-Atlantic	14,223	14,166	57	40,116	39,279	837
Southeast	6,962	6,752	210	20,644	19,989	655
Southwest	1,355	1,302	53	4,052	3,874	178
Total Same Community	40,750	39,569	1,181	118,220	113,997	4,223
Acquired Properties	5,000	2,071	2,929	13,628	3,170	10,458
Development Property	1,124	888	236	3,288	1,506	1,782
Total Property Revenue	$46,874	$42,528	$4,346	$135,136	$118,673	$16,463
The increase in Same Community property revenue was a result of increased net rents, which was partially offset by increased loss to vacancy during both comparison periods in 2013 compared to 2012 across substantially all of the portfolio.
Office revenue. Office revenue increased during the nine month comparison period primarily due to the acquisition of the office building in May 2012.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties being owned and operated during the three and nine months ended September 30, 2013, compared to 2012, as well as increases in real estate taxes across the Midwest and Southeast portfolios in Same Community Properties.
Depreciation and amortization. The depreciation and amortization expense increase during both comparison periods was primarily due to expense recognized in 2013 related to the acquisition and development properties.
General and administrative. General and administrative expenses increased during both comparison periods primarily due to increases in payroll expense associated with higher payroll and payroll taxes associated with higher incentive compensation awards. Additionally, during the three months ended September 2013, we recognized approximately $720,000 of legal costs associated with the bankruptcy of the master lease holder for our office building in Los Angeles, California.
Interest expense. Interest expense increased during the three-month comparison primarily due to interest incurred on the unsecured notes that closed in January 2013, which was partially offset by a reduction of mortgage loan interest expense resulting from the payoff of ten mortgages during 2012, and an increase of capitalized interest during 2013. Interest expense decreased during the nine-month comparison primarily due to $1.7 million in prepayment costs incurred during 2012, net of a defeasance refund of $279,000 during 2012, a reduction of mortgage loan interest expense resulting from the payoff of ten mortgages during 2012, and an increase of capitalized interest in 2013, all of which were offset by interest incurred on the unsecured notes that closed in January 2013.
Income from discontinued operations. Discontinued operations include the operating results of two properties sold during 2013, and six properties sold during 2012. For further details on "Income from discontinued operations," see Note 3 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

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
We calculate FFO as adjusted as FFO, defined above, excluding prepayment penalties associated with debt repayments ($1.7 million in 2012) and any refunds for previously defeased loans ($279,000 in 2012). In accordance with GAAP, these prepayment penalties and refunds on the previously defeased loan are included in "Interest expense" in the Company's Consolidated Statements of Operations and Comprehensive Income. We are providing this calculation as an alternative FFO calculation as we consider it a more appropriate measure of comparing the operating performance of a company's real estate between periods or as compared to different REITs.
A reconciliation of net income attributable to AERC to FFO and FFO as adjusted is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income attributable to AERC	$19,993	$2,093	$31,977	$23,681
Depreciation - real estate assets	13,456	12,294	38,941	35,679
Amortization of intangible assets	651	1,400	2,996	3,656
Gain on disposition of properties	(18,072)	—	(26,868)	(22,819)
Funds from Operations attributable to AERC	16,028	15,787	47,046	40,197

Prepayment costs	—	—	—	1,743
Refund of defeasance costs on previously defeased loan	—	—	—	(279)
Funds from Operations as adjusted attributable to AERC	$16,028	$15,787	$47,046	$41,661

Funds from Operations per common share - basic	$0.32	$0.32	$0.94	$0.89
Funds from Operations per common share - diluted	$0.32	$0.32	$0.93	$0.89

Funds from Operations as adjusted per common share - basic	$0.32	$0.32	$0.94	$0.93
Funds from Operations as adjusted per common share - diluted	$0.32	$0.32	$0.93	$0.93

Weighted average shares outstanding - basic	49,949	49,461	49,816	44,924

Weighted average shares outstanding - diluted	50,267	49,927	50,376	44,924

CONTINGENCIES
For a discussion of contingencies, see Note 14 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at September 30, 2013 and 2012, an interest rate change of 100 basis points would impact interest expense approximately $2.0 million and $3.5 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 12 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2012, for a more complete discussion of interest rate sensitive assets and liabilities.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2013
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
			As Part of Publicly	the Plans or
	Total Number of	Average Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
July 1 through
July 31	—	$—	—	$26,288
August 1 through
August 31	429	14.96	—	26,288
September 1 through
September 30	—	—	—	26,288
Total	429	$14.96	—
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
Exhibit 1.1 to Form 8-K filed June 4, 2013.

1.7	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Citibank, N.A.	Exhibit 1.2 to Form 8-K filed June 4, 2013.

1.8	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Bank of America, N.A.	Exhibit 1.3 to Form 8-K filed June 4, 2013.

1.9	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Wells Fargo Securities, LLC.	Exhibit 1.4 to Form 8-K filed June 4, 2013.

2.1	Purchase and Sale Agreement dated September 12, 2013, between Associated Estates Realty Corporation and Northwood Ravin, LLC.	Exhibit 2.1 to Form 8-K filed September 26, 2013.

2.2	Second Amendment to Agreement of Purchase and Sale dated September 20, 2013, between Associated Estates Realty Corporation and Northwood Ravin, LLC.	Exhibit 2.2 to Form 8-K filed September 26, 2013.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

November 1, 2013	/s/ Lou Fatica
(Date)	Lou Fatica, Vice President
Chief Financial Officer and Treasurer