Form 10-K
period 2013-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2014-02-25
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $769.3 million as of June 30, 2013.

The number of Common Shares outstanding as of February 10, 2014 was 57,566,851.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014 (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION
TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I
Except as the context otherwise requires, all references to "we," "our," "us" and the "Company" in this report collectively refer to Associated Estates Realty Corporation ("AERC") and its consolidated subsidiaries.
Item 1. Business
GENERAL
We are a fully integrated, self-administered and self-managed equity real estate investment trust ("REIT"). We are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Market ("NASDAQ") under the ticker symbol "AEC." Our headquarters, located at 1 AEC Parkway in Richmond Heights, Ohio, is composed of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which we own under a long-term ground lease.
We specialize in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. We own a taxable REIT subsidiary that performs general contracting and construction services for our own account in connection with the development of multifamily properties that we own and operate. As of December 31, 2013, our operating property portfolio consisted of 53 owned apartment communities containing 13,676 units in ten states. See Item 2 for a state-by-state listing of our portfolio. Additionally, in May 2012, in conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California containing approximately 78,800 total square feet of office and commercial space. In January 2014, we assumed property management responsibilities for a fee for an apartment property that we expect to acquire, subject to construction completion, pursuant to an existing contract. Our consolidated financial statements include the accounts of all subsidiaries, including the taxable REIT subsidiary, which is separately taxed for federal income tax purposes as a Taxable REIT Subsidiary ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999. Our consolidated financial statements also include a partnership in which we own a 97.0% equity interest.
BUSINESS SEGMENTS
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on a property-by-property basis. In the aggregate our multifamily properties provided approximately 99.2% of our consolidated revenue for 2013. We have determined that we have only one reportable segment, which is multifamily properties.
OPERATING STRATEGY AND BUSINESS OBJECTIVES
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K for additional discussion on our 2014 outlook and expectations.

Acquisition/Disposition. Our acquisition/disposition strategy in recent years has been to (i) buy properties located in high growth submarkets outside of the Midwest; (ii) sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity and increased cash flow; (iii) reduce the average age of our portfolio; and (iv) improve the operating margins of our portfolio. In 2013 we acquired the following five properties:

Acquisition Date	Property	Location	Units	Purchase Price
November 19, 2013	Lofts at Weston Lakeside	Cary, NC	215	$38,300
November 18, 2013	St. Mary's Square	Raleigh, NC	134	27,325
October 10, 2013	The Apartments at Blakeney	Charlotte, NC	295	53,180
September 27, 2013	Rienzi at Turtle Creek	Dallas, TX	152	48,900
July 16, 2013	Doral West	Doral, FL	388	93,500
			1,184	$261,205
In 2013 we also disposed of the following four properties:

Disposition Date	Property	Location	Units	Sales Price
December 18, 2013	Courtney Chase	Orlando, FL	288	$38,100
November 14, 2013	St. Andrews at Little Turtle	Columbus, OH	102	8,165
September 3, 2013	Bradford at Easton	Columbus, OH	324	29,500
March 22, 2013	Idlewylde	Duluth, GA	843	63,230
			1,557	$138,995
In addition, in 2013, we acquired land in San Francisco, California for development of an apartment community for a purchase price of $46.6 million.
We continue to monitor acquisition opportunities in our existing markets, in particular Southeast Florida, Charlotte, Atlanta and Dallas. We have also identified Southern and Northern California as targeted growth markets. We will also consider opportunistic acquisition and development opportunities in other markets.
We continually monitor the current and expected return on equity of all of our properties. We will consider opportunistic sales of properties in any market, including our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on equity and increased cash flow when redeployed, or when proceeds could be used to fund development or to reduce debt.
During the three years ended December 31, 2013, we acquired 12 multifamily properties containing a total of 3,036 units for an aggregate purchase price of approximately $560.2 million, and we sold 12 multifamily properties containing a total of 3,363 units for an aggregate sales price of approximately $236.8 million.
Development. We intend to contribute to our growth by developing new properties. During 2013, we substantially completed and placed in service a 99-unit expansion on a parcel of land adjacent to our existing San Raphael property in North Dallas. Additionally, during 2013, we acquired one parcel of land in San Francisco, California, where we are developing a project comprising 410 apartment units and 40,000 square feet of commercial space. We are also developing a 472-unit apartment community in the Design District of downtown Los Angeles, California and a 154-unit apartment community in Monrovia, California. The San Francisco and Design District projects are being developed in 50/50 joint ventures. The Monrovia land is held in a 50/50 joint venture and we anticipate developing it in a joint venture as well. During 2012, we acquired one parcel of land in Los Angeles, California, to develop a 175-unit apartment community and one parcel in Bethesda, Maryland to develop a project comprised of 140 apartment units and 7,000 square feet of commercial space. Construction has commenced on both of these projects. During 2011, we acquired a parcel of land located in the Turtle Creek neighborhood adjacent to downtown Dallas, where we have commenced construction of a 249-unit apartment community. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Property Operations. We operate in a number of different markets and submarkets. The economic climate in these markets may vary from time to time and, as a result, occupancy and the degree to which we can maintain or increase rents varies between markets. However, our goal is to maximize property net operating income in all of our markets through a combination of increasing rents, maintaining occupancy levels and aggressively managing controllable operating expenses. Strategies to increase revenues include constant monitoring of our markets and submarkets, providing superior resident service and creating highly desirable communities in which to live. We use Property Solutions International to leverage the power of the Internet through enhanced property websites and resident portals that allow integrated resident communication, and by implementing resident billing programs for utilities and refuse collections. We use LROTM, a rental revenue software product that provides comprehensive submarket-based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience to maximize rental revenues and try to maintain high occupancy levels. With LROTM, we try to generate long-term rent growth by adjusting rents to address market forces in real-time. Our AEC Academy for Career Development provides training and support for our employees, which help us provide better educated and skilled personnel at our communities while minimizing employee turnover. We aggressively manage controllable operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at all of our communities.
Financing and Capital. We use proceeds received from new debt, refinancings, property sales or equity issuances to maximize returns, while remaining keenly focused on strengthening our balance sheet. Increasing both our coverage ratios and the number of unencumbered assets have been two of our principal objectives. During the past three years, we continued to focus on lowering our cost of debt. The weighted average interest rate on our total debt declined 170 basis points from 5.5% per annum at December 31, 2010 to 3.8% per annum at December 31, 2013. Our interest coverage ratio and fixed charge coverage ratios were 2.98:1 and 2.98:1, respectively, at December 31, 2013, up from 1.97:1 and 1.85:1, respectively, at December 31, 2010.
2013 Activities. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 operating partnership units related to the 1998 acquisition of an operating partnership into a right to receive cash merger consideration, pursuant to which $1.4 million was paid on November 6, 2013.
On October 21, 2013, we completed the issuance of $100.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $45.0 million with a 7-year maturity at 4.29% per annum, and $55.0 million with a 10.2-year maturity at 4.94% per annum. The $100.0 million total issuance had a weighted average term of 8.8 years and a weighted average interest rate of 4.65% per annum. Proceeds from the issuance were used to repay borrowings on our unsecured revolver.
On October 1, 2013, we settled Forward Share Agreements (FSAs) with forward purchasers entered into on May 29, 2013 by delivering 7,047,958 shares of our common stock at a price of $17.25 per share. We received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share. Proceeds from the forward sale were applied toward the repayment of debt that matured on October 1, 2013.
On June 19, 2013, we amended the terms of our $350 million unsecured revolving credit facility. Among the modifications, we reduced the credit spread and extended the maturity from January 12, 2016 to June 15, 2017. Total costs associated with this amendment were $1.2 million. This facility provides improved flexibility and the ability to capitalize on strategic opportunities without the delays associated with financing contingencies. Our borrowing capacity under the revolver is a function of our unencumbered property pool.

On April 12, 2013, we filed a new shelf registration statement on Form S-3ASR to register the sale and issuance of equity and debt securities in public offerings which replaced our shelf registration statement that was to expire in June 2013. This current shelf registration expires in April 2016. Additionally, on April 12, 2013, we filed a prospectus supplement to register an at-the-market ("ATM") program, which allows us to sell up to $75.0 million of our common shares in open market transactions at the then-current market price per share. The ATM program was originally established in August 2012. Due to the filing of the new shelf registration statement on Form S-3ASR, it was necessary to file a new prospectus supplement to continue the ATM program. As of December 31, 2013, we have sold 107,498 shares under the ATM program for total net proceeds of $1.9 million, and have remaining availability of approximately $73.1 million.
On April 2, 2013, we entered into a forward starting interest rate swap on $125 million of our $150 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.70% per annum as of December 31, 2013, or an all-in rate of 3.25% per annum until the loan matures in January 2018. The credit spread is subject to change, from time to time, from a minimum of 1.25% per annum to a maximum of 2.20% per annum over LIBOR based upon our qualified ratings as defined in the swap agreement. See Note 11 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information regarding this swap.

On February 15, 2013, we purchased our development partner's interest in Vista Germantown for $4.5 million. We now own a 100% interest in the Vista Germantown property, a 242-unit apartment community located in downtown Nashville, Tennessee. Prior to the purchase, we held a 90.0% equity interest. This property was included as a consolidated entity in our financial statements before and after the purchase.

On January 22, 2013, we completed the issuance of $150.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at 4.02% per annum, and $87.0 million with a 10-year maturity at 4.45% per annum. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27% per annum. Proceeds from the issuance were used to repay borrowings on our unsecured revolver.

2012 Activities. On October 19, 2012, we completed modifications to our unsecured term loan, which included increasing the outstanding principal amount to $150 million from $125 million and extending the maturity date from June 2016 to January 2018. An investment grade pricing grid was also added to determine the interest rate on the loan upon our achieving investment grade credit ratings. Total costs associated with this modification were $600,000.
During 2012, we sold 681,178 shares under our $25.0 million ATM program for total gross proceeds of $11.3 million, or $11.1 million net of sales and commissions and other costs. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM had been sold and the program was completed. In August 2012, we entered into an ATM program that would allow us to sell up to $75.0 million of our common shares in open market transactions at-the-then market price per share. There were no shares sold during 2012 under this $75.0 million ATM program.
On June 27, 2012, we sold 6,325,000 of our common shares in an underwritten public offering at a price of $14.40 per share, which resulted in total net proceeds of approximately $87.2 million. The proceeds were used to fund property acquisitions and development and for general corporate purposes.
In January 2012, we increased our $250 million unsecured revolver to $350 million. This facility provided additional financial flexibility. Debt procurement costs related to this credit facility modification were $2.3 million. Our borrowing capacity under the revolver was a function of our unencumbered property pool.
2011 Activities. On June 3, 2011, we closed on a $125 million unsecured, five year term loan, subsequently modified in 2012. Proceeds from the term loan were used to pay down borrowings on our $250 million unsecured revolver and for general corporate purposes. Debt procurement costs related to this loan were $1.0 million. The Company entered into a forward starting interest rate swap in December 2011 fixing the rate at 1.26% per annum plus the credit spread (which is currently 1.7% per annum), or an all-in rate of 2.96% per annum beginning in June 2013 until June 2016. See Note 11 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information regarding this swap.

During 2011, we sold 788,676 shares under our ATM program for total net proceeds of $13.3 million. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes.
General Contractor/Construction. We perform general contractor and construction management services for our own account in connection with the development of multifamily properties we own and operate as well as unconsolidated joint ventures. We previously performed construction services for third parties. However, in 2011 we decided to exit the third party construction services business, and our work under all third party construction contracts was substantially completed as of December 31, 2011. Among other things, we believe we will realize significant cost savings and improved quality of our development properties as a result of our in-house development and general contracting capabilities.
INCOME TAXES
See Note 10 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
COMPETITIVE CONDITIONS
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report on Form 10-K.
CUSTOMERS
Our business, taken as a whole, is not dependent upon any single customer or a few customers.
EMPLOYEES
On February 10, 2014, we employed approximately 400 people.
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
Item 1A. Risk Factors
We are subject to certain risks and uncertainties as described below. These risks and uncertainties are not the only ones we face and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our ability to pay dividends on, and the market price of, our equity securities may be adversely affected if any of such risks result in a material adverse effect upon our operations and/or financial condition.

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

•
the failure of development projects or redevelopment activities to achieve expected results due to, among other causes, construction and contracting risks, unanticipated increases in materials and/or labor, delays in project completion and/or lease-up that result in increased costs and/or reduce the profitability of a completed project, and the absence of our right to control all activities and decisions of joint venture developments where the applicable agreement allocate decision making authority to, or require the consent of, our joint venture partner;

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
Our multifamily apartment communities are subject to competition. Our apartment communities are located in developed areas that include other apartment communities and compete with other housing alternatives, such as condominiums, single family and multifamily rental homes and owner occupied single family and multifamily homes. Foreclosed single family homes that become rental properties could create additional competition in certain of our markets. Such competition may impact our rental rates, and affect our ability to attract and retain residents.
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
Secured debt financing could adversely affect our performance. At December 31, 2013, 11 of our 53 operating properties were encumbered by project specific, non-recourse, and non-cross-collateralized mortgage debt. There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest. We may not be able to refinance these loans at an amount equal to the loan balance, and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us. Although Fannie Mae and Freddie Mac continue to provide needed financing to qualified borrowers, such as us, there is no assurance that those mortgage capital sources will remain available or available on competitively favorable terms. Additional sources of secured financing are provided by life insurance companies, commercial banks and commercial mortgage-backed securities ("CMBS"), which from time-to-time offer terms competitive with Fannie Mae and Freddie Mac. We believe that we currently have access to such financing at competitive terms; however, there can be no assurance that such financing will be available or that we will qualify for such financing in the future. In addition, there are currently numerous proposals before Congress that could curtail the lending ability of Fannie Mae and Freddie Mac.
Financial covenants could limit our ability to achieve our strategic objectives. The agreements governing our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur additional secured and unsecured debt, commence project construction, acquire additional land or development projects and make other strategic investments or business acquisitions or dispositions. These agreements also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. Additionally, our unsecured notes contain certain provisions that mirror the requirements of our unsecured credit facilities. Our unsecured credit facilities and unsecured notes are cross-defaulted and also contain cross default provisions with all of our other outstanding indebtedness of $25.0 million or more.
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

Litigation may result in unfavorable outcomes. Like many real estate operators, we are frequently involved in lawsuits, including those pertaining to premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred.
The costs of complying with laws and regulations could adversely affect our cash flow. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities, such as leasing offices and commercial space, that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990, to be accessible to disabled individuals. Other state and local laws also require apartment communities to be disability accessible. The FHAA also prohibits discrimination against protected classes of individuals. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We have been subject to lawsuits alleging violations of accessible design laws in connection with certain of our properties.
Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. All of our properties and development sites have been the subject of environmental assessments completed by qualified independent environmental consulting companies. While these environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect, there can be no assurance that we will not incur such liabilities in the future. There have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. As some of these lawsuits have resulted in substantial monetary judgments or settlements, insurance carriers have reacted by excluding mold-related claims from standard policies and pricing mold endorsements at prohibitively high rates. While we have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents and our properties, should mold become an issue in the future, our financial condition or results of operations may be adversely affected. Further, it is possible that material environmental contamination or conditions exist, or could arise in the future in our apartment communities or on the land upon which they are located or be present in land or improvements which we may acquire in the future.
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

We are subject to risks associated with development, acquisition, disposition and expansion of multifamily apartment communities. Development projects, acquisitions, dispositions and expansions of apartment communities are subject to a number of risks, including:

•	availability of acceptable financing;

•	competition with other entities for investment opportunities, dispositions, development or construction services or tenants;

•	failure by our properties to achieve anticipated operating results;

•	failure to avoid retained liabilities with respect to property dispositions or assumed liabilities with respect to property acquisitions;

•	development costs of a property exceeding estimates;

•	delays in construction of developments or expansions due to weather, required governmental approvals and/or unavailability of labor and materials;

•	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition;

•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities; and

•	additional costs due to environmental contamination.
Failure to succeed in new markets or in activities ancillary to the development, ownership and operation of multifamily apartment communities may adversely effect our operations. We may, from time to time, commence development activity or make acquisitions outside of our existing market areas when appropriate opportunities arise. Our experience in our existing markets in acquiring, developing, owning and operating multifamily apartment communities does not ensure that we will be able to operate successfully in new markets when we choose to enter them.  Entering new markets may expose us to a variety of risks, including an inability to accurately evaluate local apartment market conditions; an inability to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental requirements.  Although we are primarily in the multifamily business, we may also own and lease ancillary commercial space when such ancillary rental activities are a component of our multifamily rental activities.  We may be unsuccessful in owning and leasing ancillary commercial space at or adjacent to our apartment communities, which could have an adverse effect on our results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Portfolio. The following table represents our portfolio as of December 31, 2013, which consists of properties we owned, directly or indirectly, or joint ventures in which we have an ownership interest.

	Total Number	Total Number
	of Properties	of Units
State
Florida	5	1,594
Georgia	2	354
Indiana	3	836
Maryland	3	667
Michigan	7	2,216
North Carolina	6	1,404
Ohio	15	2,884
Tennessee	1	242
Texas	4	1,093
Virginia	7	2,386
	53	13,676
Development Projects
7001 Arlington Road (1)	—	—
Cantabria (2)	—	—
The Desmond on Wilshire (3)	—	—
350 Eighth (4)	—	—

Total wholly owned properties	53	13,676

Joint Venture Development Projects
Monrovia (5)	—	—
950 Third (6)	—	—

Total Portfolio	53	13,676

	Location	Acres
Undeveloped Land Parcels
Westlake	Westlake, OH	39.0
Wyndemere	Franklin, OH	10.0

Total undeveloped acres		49.0

(1)	Development in process in Bethesda, Maryland of 140 units with 7,000 square feet of ground floor commercial space.
(2)	Development in process in Dallas, Texas of 249 units.
(3)	Development in process in Los Angeles, California of 175 units.
(4)
Planned development in San Francisco, California of an estimated 410 units. On February 3, 2014 we entered into a joint venture and admitted a 50.0% partner in this development. Refer to Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further detail.

(5)	Planned joint venture development in Monrovia, California of 154 units.
(6)	Planned joint venture development in Los Angeles, California of 472 units.

	Total Number
	of Units	Age (1)
State
Florida
Cypress Shores	300	22
Doral West	388	15
Vista Lago	316	10
Waterstone at Wellington	222	15
Windsor Pines	368	15
	1,594
Georgia
Cambridge at Buckhead	168	18
Morgan Place	186	24
	354
Indiana
Center Point	344	16
Residence at White River	228	22
Steeplechase at Shiloh	264	15
	836
Maryland
Annen Woods	131	26
Hampton Point	352	27
Reflections	184	28
	667
Michigan
Arbor Landings	328	14
Clinton Place	202	25
Georgetown Park	480	14
Landings at the Preserve	190	22
Oaks at Hampton	544	25
Spring Valley	224	26
Summer Ridge	248	22
	2,216
North Carolina
St. Mary's Square (2)	134	—
Southpoint Village	211	5
The Apartments at Blakeney	295	5
The Apartments at the Arboretum	205	4
The Lofts at Weston Lakeside (2)	215	—
The Park at Crossroads	344	7
	1,404

(1)	Age of property is determined by the number of years since construction of the property was completed.
(2)	Construction completed during 2013.

	Total Number
	of Units	Age (1)
State
Ohio
Bedford Commons	112	26
Heathermoor	280	24
Kensington Grove	76	18
Lake Forest	192	19
Mallard's Crossing	192	23
Perimeter Lakes	189	21
Residence at Barrington	288	14
Saw Mill Village	340	26
Sterling Park	128	19
The Residence at Christopher Wren	264	20
Village at Avon	312	12
Village of Western Reserve	108	15
Westchester Townhomes	136	24
Westlake Seven	7	28
Williamsburg Townhomes	260	23
	2,884
Tennessee
Vista Germantown	242	1
	242
Texas
Rienzi at Turtle Creek	152	11
San Raphael	222	14
San Raphael Phase II (3)	99	—
The Brixton	224	16
21 Forty Medical District	396	4
	1,093
Virginia
Ashborough	504	9
Dwell Vienna Metro	250	5
River Forest	300	7
Riverside Station	304	8
The Alexander at Ghent	268	7
The Belvedere	296	8
Westwind Farms	464	7
	2,386
Total properties	13,676	15

			Anticipated
	Location	Acres	Completion
Development Projects
7001 Arlington Road	Bethesda, MD	2.5	2015
Cantabria	Dallas, TX	2.4	2015
Monrovia (2)	Monrovia, CA	2.9	—
The Desmond on Wilshire	Los Angeles, CA	2.2	2015
350 Eighth (4)	San Francisco, CA	3.4	2016
950 Third (2)	Los Angeles, CA	5.9	2016

(1)	Age of property is determined by the number of years since construction of the property was completed.
(2)	Joint venture 50.0% owned.
(3)	Construction substantially completed in Q4 2013. Stabilized operations anticipated in Q1 2014.
(4)	On February 3, 2014, we admitted a 50.0% joint venture partner in this development.

Indebtedness Encumbering the Properties. We have financed the acquisition, development and rehabilitation of our properties with a variety of sources of mortgage indebtedness. At December 31, 2013, 42 of the 53 wholly owned operating properties were unencumbered. The remaining 11 properties were encumbered by project-specific mortgages.
Item 3. Legal Proceedings
In conjunction with our May 2012 acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California (the “Property”), and entered into a triple net master lease (the "Lease") of the Property as landlord with Art and Architecture Books of the 21st Century as tenant (“Tenant”).
When Tenant failed to pay December 2012 rent when due under the Lease, we served Tenant with a notice to pay rent or vacate the premises pursuant to the California Code of Civil Procedure. On December 20, 2012, we filed an unlawful detainer action in the Superior Court for the State of California (the “Bankruptcy Court”). Tenant did not pay rent for January or February 2013.
On February 19, 2013 (the scheduled trial date for our unlawful detainer suit), Tenant filed its Chapter 11 petition with the U.S. Bankruptcy Court for the Central District of California (the "California Bankruptcy Case").
On March 29, 2013, Tenant filed a motion to assume the Lease.  We opposed Tenant’s lease assumption motion. On September 12, 2013, the Bankruptcy Court granted Tenant’s motion to assume the Lease. We appealed the Bankruptcy Court’s order granting Tenant’s motion to assume the Lease to the U.S. District Court for the Central District of California (the “District Court”). On December 2, 2013, the District Court ruled in our favor and held the Bankruptcy Court had erred when it concluded the Lease had not been terminated prior to the date Tenant filed its Chapter 11 petition. The District Court remanded the case back to the Bankruptcy Court for further proceedings consistent with the District Court’s determination. Tenant has filed a notice of appeal of the District Court's decision to the U.S. Court of Appeals for the Ninth Circuit.
If we conclude, based on the outcome of this litigation, that it is unlikely Tenant will remain the master lease tenant at the Property, we will write off the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $1.3 million at December 31, 2013. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
In addition to the California Bankruptcy Case, we are subject to other legal proceedings, lawsuits and other claims in the ordinary course of our business (collectively, "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Many of the claims in Litigation are covered by insurance, subject to deductible amounts. We believe any current Litigation will not have a material adverse impact on us after final disposition. However, because of the uncertainties of Litigation, one or more of the Litigation proceedings could ultimately result in a material loss or obligation.
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

					Dividends Declared
	Price Range				Per Share
	2013		2012		2013	2012
	High	Low	High	Low
First Quarter	$18.67	$15.79	$17.09	$14.80	$0.19	$0.17
Second Quarter	$19.09	$14.98	$17.51	$14.30	$0.19	$0.18
Third Quarter	$16.79	$13.10	$15.60	$14.24	$0.19	$0.18
Fourth Quarter	$16.62	$14.28	$16.13	$14.25	$0.19	$0.18
					$0.76	$0.71

On February 10, 2014, there were approximately 720 holders of record and approximately 17,000 beneficial owners of our common shares.
We maintain a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in our common shares and may also acquire additional common shares which the plan administrator purchases in the open market.
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any shares using this authority during 2013, and we have no present intention to use this authority to repurchase shares. Additionally, we have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.

Performance Graph. The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2013, to the cumulative return of the Russell 2000 and the MSCI US REIT Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during this comparison period is not necessarily indicative of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Associated Estates Realty Corporation	$100.00	$136.74	$195.41	$212.79	$225.26	$234.92
Russell 2000	$100.00	$127.17	$161.32	$154.59	$179.86	$249.69
MSCI US REIT Index	$100.00	$128.61	$165.23	$179.60	$211.5	$216.73

Source: SNL Financial LC, Charlottesville, VA
© 2014
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

(Dollars in thousands, except per share and monthly rent amounts)	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Revenue
Property revenue	$179,982	$157,507	$132,754	$105,852	$98,654
Office revenue	1,497	1,046	—	—	—
Management and service operations:
Fees, reimbursements and other	—	—	—	817	1,287
Construction and other services	—	—	16,869	17,051	1,160
Total revenue	181,479	158,553	149,623	123,720	101,101

Total expenses	(146,849)	(129,399)	(133,751)	(108,264)	(84,655)

Interest expense	(29,342)	(29,273)	(28,743)	(26,251)	(26,843)

Income (loss) from continuing operations	5,288	(119)	(12,871)	(10,795)	(10,397)
Income from discontinued operations:
Operating income, net of interest expense	3,179	3,881	3,642	1,965	1,126
Gain on disposition of properties	52,828	26,849	14,597	245	15,534
Income from discontinued operations	56,007	30,730	18,239	2,210	16,660
Net income (loss)	61,295	30,611	5,368	(8,585)	6,263
Net income attributable to noncontrolling interests	(45)	(19)	(40)	(51)	(53)
Net income (loss) attributable to AERC	61,250	30,592	5,328	(8,636)	6,210
Preferred share dividends	—	—	—	(2,030)	(4,199)
Preferred share redemption/repurchase costs	—	—	—	(993)	—
Allocation to participating securities	(228)	—	—	—	(423)
Net income (loss) applicable to common shares	$61,022	$30,592	$5,328	$(11,659)	$1,588

Earnings per common share - Basic:
Income (loss) from continuing operations
applicable to common shares	$0.10	$—	$(0.31)	$(0.46)	$(0.89)
Income from discontinued operations	1.08	0.66	0.44	0.08	0.99
Net income (loss) applicable to common shares	$1.18	$0.66	$0.13	$(0.38)	$0.10

Earnings per common share - Diluted:
Income (loss) from continuing operations
applicable to common shares	$0.10	$—	$(0.31)	$(0.46)	$(0.89)
Income from discontinued operations	1.07	0.66	0.44	0.08	0.99
Net income (loss) applicable to common shares	$1.17	$0.66	$0.13	$(0.38)	$0.10

Weighted average shares outstanding - basic	51,622	46,063	41,657	30,421	16,516

Weighted average shares outstanding - diluted	52,184	46,063	41,657	30,421	16,516

Dividends declared per common share	$0.76	$0.71	$0.68	$0.68	$0.68

	2013	2012	2011	2010	2009
Cash flow data:
Cash flow provided by operations	$73,563	$70,606	$53,317	$33,511	$31,300
Cash flow (used for) provided by investing activity	$(211,176)	$(157,319)	$(146,333)	$(283,432)	$16,450
Cash flow provided by (used for) financing activity	$137,459	$87,125	$92,974	$250,691	$(47,701)

Balance Sheet Data at December 31:
Total net real estate	$1,373,999	$1,139,917	$986,834	$875,000	$638,535
Total assets	$1,422,497	$1,172,477	$1,018,493	$918,235	$662,505
Total debt	$812,974	$716,778	$664,788	$555,666	$525,836
Total shareholders' equity attributable to AERC	$544,450	$403,398	$308,793	$316,184	$99,440

Other Data:
Property net operating income (1) (6)	$112,103	$96,879	$80,986	$62,618	$57,843
Funds from operations (2) (7)	$66,078	$57,179	$42,707	$26,153	$20,501
Funds from operations as adjusted (3) (7)	$66,078	$59,330	$42,707	$27,075	$19,273
Funds available for distribution (4) (7)	$58,311	$52,820	$36,417	$22,291	$14,213
Total properties (at end of period)	53	52	53	52	48
Total apartment units (at end of period)	13,676	13,950	13,908	13,662	12,108
Monthly property revenue per occupied unit	$1,255	$1,326	$1,055	$968	$945
Average occupancy (5)	95.4%	92.5%	94.3%	94.5%	93.2%

(1)
We consider property net operating income ("property NOI") to be an important indicator of the overall performance of our multifamily property portfolio because it reflects the operating performance of our property portfolio and is used to assess regional property level performance. Property NOI is determined by deducting property operating and maintenance expenses from property revenue. Property NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner. Property NOI has been recast for discontinued operations for periods shown.

(2)
We calculate funds from operations ("FFO") in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets and amortization of intangible assets, excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of properties and land. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. See Footnote 7 below for those items that are used to compute FFO. Other real estate companies may define FFO in a different manner.

(3)
Funds from operations as adjusted is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio. We consider FFO as adjusted to be a more appropriate measure of comparing the operating performance of our real estate portfolio between periods as well as to that of other real estate companies. See Footnote 7 below for those items that are used to compute FFO as adjusted. Other real estate companies may define FFO as adjusted in a different manner.

(4)
We define funds available for distribution ("FAD") as FFO as adjusted, as defined above, plus depreciation other and amortization of deferred financing fees less recurring fixed asset additions.  Fixed asset additions exclude development, investment, revenue enhancing and non-recurring capital additions.  We consider FAD to be an appropriate supplemental measure of the performance of an equity REIT because, like FFO and FFO as adjusted, it captures real estate performance by excluding gains or losses from the disposition of properties and land and depreciation on real estate assets and amortization of intangible assets.  Unlike FFO and FFO as adjusted, FAD also reflects the recurring capital expenditures that are necessary to maintain the associated real estate. See Note 7 below for a reconciliation of FFO as adjusted to FAD.

(5)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.

(6)	Reconciliation of property NOI to net income (loss) attributable to AERC:

	Year Ended December 31,
(In thousands)	2013	2012	2011	2010	2009

Property net operating income	$112,103	$96,879	$80,986	$62,618	$57,843
Office revenue	1,497	1,046	—	—	—
Fees, reimbursements and other revenue	—	—	16,869	817	1,287
Construction and other services revenue	—	—		17,051	1,160
Direct property management and service company expense	—	—	—	(745)	(1,107)
Construction and other services expenses	—	(176)	(19,297)	(16,415)	(1,745)
Depreciation and amortization	(58,053)	(49,938)	(45,768)	(31,379)	(26,968)
General and administrative expense	(19,481)	(16,995)	(15,944)	(15,684)	(14,024)
Development costs	(912)	(864)	(435)	(208)	—
Costs associated with acquisitions	(524)	(798)	(539)	(599)	—
Interest expense	(29,342)	(29,273)	(28,743)	(26,251)	(26,843)
Income from discontinued operations:
Operating income, net of interest expense	3,179	3,881	3,642	1,965	1,126
Gain on disposition of properties	52,828	26,849	14,597	245	15,534
Income from discontinued operations	56,007	30,730	18,239	2,210	16,660
Net income (loss)	61,295	30,611	5,368	(8,585)	6,263
Net income attributable to noncontrolling redeemable interest	(45)	(19)	(40)	(51)	(53)
Net income (loss) attributable to AERC	$61,250	$30,592	$5,328	$(8,636)	$6,210

(7)	Reconciliation of net income (loss) attributable to AERC to FFO, FFO as adjusted and FAD:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009

Net income (loss) attributable to AERC	$61,250	$30,592	$5,328	$(8,636)	$6,210
Depreciation - real estate assets	53,779	48,547	44,006	35,593	32,822
Amortization of intangible assets	3,877	4,889	7,970	2,219	1,068
Preferred share dividends	—	—	—	(2,030)	(4,199)
Preferred share redemption/repurchase costs	—	—	—	(993)	—
Gain on disposition of properties	(52,828)	(26,849)	(14,597)	—	(15,400)
Funds from operations	66,078	57,179	42,707	26,153	20,501

Gain on insurance recoveries	—	—	—	(245)	(665)
Defeasance/prepayment and other costs
associated with debt repayments	—	2,430	—	—	—
Preferred share repurchase costs	—	—	—	993	—
Trust preferred redemption costs	—	—	—	727	—
Refund of defeasance costs for previously defeased loans	—	(279)	—	(553)	(563)
Funds from operations as adjusted	66,078	59,330	42,707	27,075	19,273

Depreciation - other assets	2,176	2,108	1,954	1,827	1,522
Amortization of deferred financing fees	2,002	2,128	1,970	1,415	1,225
Recurring fixed asset additions	(11,945)	(10,746)	(10,214)	(8,026)	(7,807)
Funds available for distribution	$58,311	$52,820	$36,417	$22,291	$14,213

Funds from operations per common share - basic	$1.28	$1.24	$1.03	$0.85	$1.20
Funds from operations as adjusted per common share - basic	$1.28	$1.29	$1.03	$0.89	$1.17

Funds from operations per common share - diluted	$1.27	$1.23	$1.03	$0.85	$1.20
Funds from operations as adjusted per common share - diluted	$1.27	$1.27	$1.03	$0.89	$1.17

Weighted average shares outstanding - basic	51,622	46,063	41,657	30,421	16,516

Weighted average shares outstanding - diluted	52,184	46,553	41,657	30,421	16,516

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2014 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements. For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this report on Form 10-K.
Overview. We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented 99.2% of our consolidated revenue for the year ended December 31, 2013.
The operating performance of our properties is affected by general economic trends including, but not limited to, household formation, job and wage growth, unemployment rates, population growth, immigration, the supply of new multifamily rental units and, in certain markets, the supply of other housing alternatives, such as condominiums, single family and multifamily rental homes and owner occupied single family and multifamily homes. Additionally, our performance may be affected by our ability to access the capital markets and the prices we can obtain for our debt and equity securities.
Rental revenue collections are impacted by rental rates and occupancy levels. We use LROTM, a rental revenue software product that provides comprehensive submarket-based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience to maximize rental revenues and maintain high occupancy levels. With LROTM, we generate long-term rent growth by adjusting rents to address market forces in real-time. We adjust our rental rates in our continuing effort to adapt to changing market conditions, and we continuously monitor physical occupancy and revenue per occupied unit to track our success in maximizing property revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and FFO as adjusted to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization of intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI, FFO and FFO as adjusted to consolidated net income (loss) in accordance with accounting principles generally accepted in the United States ("GAAP").
Our Same Community portfolio includes properties we have owned and operated for the entire two-year period ending December 31, 2013, and consists of 43 properties containing 10,995 units. Our Same Community portfolio accounted for 84.3% of total revenue and 85.1% of our property NOI in 2013. Acquired/Development properties represent five properties acquired in 2013, a 242-unit development in Nashville, Tennessee completed and stabilized in 2012, a 99-unit expansion located in Dallas, Texas, and four properties acquired in 2012. See Results of Operations for an additional discussion of our Same Community properties.

Same Community property NOI increased 5.0% in 2013 compared to 2012 as a result of a $2.7 million or 6.7% increase in property NOI from our Midwest (Ohio, Michigan and Indianapolis) portfolio. Our Mid-Atlantic (Maryland, Metro DC and Virginia) portfolio property NOI increased $958,000 or 2.7%, our Southeast (Atlanta and Florida) portfolio property NOI increased $621,000 or 4.8%, and our Southwest (Dallas) portfolio property NOI increased $319,000 or 11.7% in 2013.
The following table presents property NOI results for 2013 and 2012:

	Year Ended December 31,
	2013	2012
(In thousands)	Property NOI	Property NOI	Variance
Same Community Properties:
Midwest	$42,215	$39,555	$2,660
Mid-Atlantic	36,488	35,530	958
Southeast	13,681	13,060	621
Southwest	3,049	2,730	319
Total Same Community	95,433	90,875	4,558
Acquired Properties	13,796	4,383	9,413
Development	2,874	1,621	1,253
Total Property NOI	$112,103	$96,879	$15,224
We intend to continue to evaluate potential property acquisitions and development opportunities within our investment criteria. We also may sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a greater return on equity, an increase in cash flow or further enhance our strategic objectives. We will continue to focus on three important metrics: (i) the ratio of our net debt to the undepreciated book value of our real estate assets, which was 45.9% at December 31, 2013 compared with 47.1% at December 31, 2012, (ii) the level of secured debt to gross real estate assets, which was 15.9% at December 31, 2013 compared to 24.9% at December 31, 2012, and (iii) our fixed charge coverage ratio, which remained stable at 2.98 times as of December 31, 2013 and December 31, 2012.
Federal Income Taxes. We have elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that 90.0% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing we continue to qualify as a REIT, we will generally not be subject to federal income tax on net income.
A REIT is precluded from owning more than 10.0% of the outstanding voting securities of any one issuer, other than a wholly owned subsidiary or another REIT, and more than 10.0% of the value of all securities of any one issuer. As an exception to this prohibition, a REIT is allowed to own up to 100% of the securities of a taxable REIT subsidiary (“TRS”) that can provide non-customary services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. However, no more than 25.0% of the value of a REIT's total assets can be represented by securities of one or more TRS's. The amount of intercompany interest and other expenses charged in transactions between a TRS and a REIT are subject to arms length allocation requirements contained in the Code and Treasury regulations. We believe we have qualified and plan to, and believe we will, continue to qualify as a REIT. However, qualification as a REIT is subject to the satisfaction of numerous highly technical and complex requirements. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. See "Risk Factors" in Item 1A of this report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:
Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2013	2012	2011

Net cash provided by operations	$73,563	$70,606	$53,317
Fixed assets:
Acquisitions and development expenditures	(311,746)	(207,207)	(165,271)
Net property disposition proceeds	135,580	64,422	28,961
Recurring, revenue enhancing and non-recurring capital expenditures	(13,626)	(12,314)	(11,561)
Deposits on potential future acquisitions	(13,192)	(4,500)	(200)
Investment in joint ventures	(9,271)	—	—
Debt:
(Decrease) increase in mortgage notes payable, net	(124,004)	(132,784)	18,623
(Decrease) increase in revolving credit facility borrowings, net	(57,000)	132,500	(34,500)
Increase in term loan borrowings	—	25,000	125,000
Unsecured note issuances	250,000	—	—
Purchase of operating partnership units	(1,393)	—	—
Exercise of stock options	2,470	312	810
Issuance of common shares	116,751	98,149	13,300
Purchase of treasury shares	(2,618)	(959)	(857)
Purchase of noncontrolling interest	(4,544)	—	—
Cash dividends and operating partnership distributions paid	(40,368)	(32,460)	(28,139)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on the unsecured revolver, project-specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2014 consist of three mortgage loans totaling approximately $44.5 million. We intend to repay these loans from one or more of the following sources: borrowings on our unsecured revolver, unsecured debt financings, or proceeds from property sales.

On January 22, 2013, we completed the issuance of $150.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at 4.02% per annum, and $87.0 million with a 10-year maturity at 4.45% per annum. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27% per annum. Proceeds from the issuance were used to repay borrowings on the unsecured revolver.

On February 15, 2013, we funded the purchase of our partner's interest in Vista Germantown for $4.5 million. Consequently, we own a 100% interest in the property, a 242-unit apartment community located in downtown Nashville, Tennessee. Prior to the purchase, we held a 90.0% equity interest. This property was included as a consolidated entity in our financial statements both prior to as well as subsequent to the purchase.

On April 12, 2013, we filed a new shelf registration statement on Form S-3ASR to register the sale and issuance of equity and debt securities in public offerings which replaced our shelf registration statement that was to expire in June 2013. This current shelf registration expires in April 2016. Additionally, on April 12, 2013, we filed a prospectus supplement to register an at-the-market ("ATM") program, which allows us to sell up to $75.0 million of our common shares in open market transactions at the then-current market price per share. This ATM program was originally established in August 2012. However, due to the filing of the new shelf registration statement on Form S-3ASR, it was necessary to file a new prospectus supplement to continue our existing ATM program. As of December 31, 2013, we have sold 107,498 shares under this ATM program for total net proceeds of $1.9 million.

On June 19, 2013, among other modifications, we reduced the credit spread and extended the maturity of our $350 million unsecured revolving credit facility from January 12, 2016 to June 15, 2017. This facility provides additional flexibility and the ability to capitalize on strategic opportunities without the delays associated with financing contingencies.

On October 1, 2013, we settled Forward Share Agreements (FSAs) with forward purchasers entered into on May 29, 2013 by delivering 7,047,958 shares of our common stock at a price of $17.25 per share. We received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share. Proceeds from the forward sale were applied toward the repayment of debt that matured on October 1, 2013.

On October 21, 2013, we completed the issuance of $100.0 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $45.0 million with a 7-year maturity at 4.29% per annum, and $55.0 million with a 10.2-year maturity at 4.94% per annum. The $100.0 million total issuance had a weighted average term of 8.8 years and a weighted average interest rate of 4.65% per annum. Proceeds from the issuance were used to repay borrowings on the unsecured revolver.

On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 operating partnership units related to the 1998 acquisition of an operating partnership into a right to receive cash merger consideration, pursuant to which $1.4 million was paid on November 6, 2013.

Cash flow provided by operations increased $3.0 million when comparing 2013 to 2012. The increase was primarily due to a 5.0% increase in Same Community property NOI and the contribution from the five properties acquired during 2013. In 2013, we also had the full year of contribution from the four properties acquired in 2012 and the completion and lease up of our Vista Germantown development in 2012. This was offset by the disposition of four properties during 2013 and six properties during 2012.
Cash flow provided by operations increased $17.3 million when comparing 2012 to 2011. The increase was primarily due to an increase in property NOI as a result of the acquisition of four properties during 2012. In 2012, we also had the full year of contribution from the three properties acquired in 2011 and the completion and lease up of our Vista Germantown development in 2012. This was offset by the disposition of six properties during 2012 and two properties during 2011.

Shelf Availability. We have an unlimited shelf registration statement that relates to the offering, from time to time, of debt securities (including convertible debt), preferred shares, depositary shares, common shares and common share warrants. This registration statement expires in April 2016.
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
Liquidity: Non-Operational Activities. Sources of cash available for repayment of debt, any property acquisitions, development spend and funding other capital expenditures are expected to be provided primarily by proceeds from the refinancing of borrowings, construction loans, our unsecured revolver, the sale of properties and possibly the sale of common shares. The development of the 140-unit apartment community in Bethesda, Maryland and the 249-unit apartment community in Dallas, Texas will be funded through construction financings. We anticipate that the development of our Desmond project in Los Angeles will be funded from some combination of property sale proceeds, or borrowings on our unsecured revolver. Additionally, we expect the required funding for our development joint ventures in California will be funded from some combination of property sale proceeds, construction financings, or borrowings on our unsecured revolver. For detailed information about these joint ventures see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Long-Term Contractual Obligations. The following table summarizes our long-term contractual obligations at December 31, 2013, as defined by Item 303(a)(5) of Regulation S-K of the Securities Exchange Act of 1934.

	Payments Due In
(In thousands)					2019 and
Contractual Obligations	Total	2014	2015-2016	2017-2018	Later Years

Debt payable - principal	$810,816	$46,672	$70,416	$333,978	$359,750
Debt payable - interest	174,876	29,739	51,888	41,200	52,049
Operating leases	298	75	149	74	—
Purchase obligations	377,324	204,386	172,938	—	—
Total	$1,363,314	$280,872	$295,391	$375,252	$411,799
Debt Payable - Principal. Debt payable - principal includes principal payments on all property-specific mortgages, the unsecured term loan, the unsecured revolver and the unsecured notes based on amounts and terms of debt in existence at December 31, 2013. For detailed information about our debt, see Note 7 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Debt Payable - Interest. Debt payable - interest includes accrued interest at December 31, 2013, and interest payments as required based upon the terms of the debt in existence at December 31, 2013. Interest related to floating rate debt included in the above table was calculated based on applicable rates as of December 31, 2013.
Operating Leases. We lease certain equipment and facilities under operating leases. For detailed information about our lease obligations, see Note 9 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
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

During the third quarter of 2013, we entered into a purchase agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, which includes the assumption of $28.0 million of existing mortgage financing. Payments will be made of $117.4 million related to the properties expected to close in 2014 and $74.5 million related to the property expected to close in 2015 under this purchase agreement. Our remaining purchase obligation is conditioned upon the successful construction of three of the remaining properties, as well as certain closing conditions specified in the agreement. Although we intend to acquire the remaining properties, and regard our acquisition of each property in the portfolio as probable, there can be no assurance that we will acquire such properties. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information on the acquisition portfolio. In addition, 2016 includes a purchase agreement to acquire a property to be developed in Florida for a purchase price of $80.2 million, net of a $4.0 million earnest money deposit. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to a 18-month period to allow for lease up of the property. Closing will not occur unless the closing conditions are satisfied, which is not expected to occur until 2016. If we choose not to purchase the property despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit. Obligations included in the above table represent agreements dated December 31, 2013 or earlier.

Dividends. On December 4, 2013, we declared a dividend of $0.19 per common share, which was paid in cash on February 3, 2014, to shareholders of record on January 15, 2014. We anticipate that we will continue paying regular quarterly dividends in cash. In 2013, we increased the quarterly dividend to $0.19 per share from $0.18 per share effective with the dividend paid in February, 2013. In conjunction with revising the Company's dividend policy, the Board of Directors evaluated the Company's past performance and future prospects for earnings growth. Additional factors considered in determining the increase included current dividend distributions, the relationship of dividend distributions to taxable income, distribution requirements under rules governing REITs, and expected growth in taxable income.
Capital Expenditures. We anticipate incurring approximately $14.8 million in capital expenditures for 2014. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures.
The following table identifies our capital expenditures as of December 31:

(In thousands)	2013	2012	Variance
Recurring fixed asset additions	$11,710	$10,659	$1,051
Revenue enhancing/non-recurring
fixed asset additions	1,916	1,655	261
Acquisition fixed asset additions	234,652	159,506	75,146
Development fixed assets:
Internal costs	2,800	2,400	400
Capitalized interest	3,600	1,500	2,100
Land and other development costs (1)	70,694	43,801	26,893
Total development fixed asset additions	$77,094	$47,701	$29,393
Total fixed asset additions	$325,372	$219,521	$105,851

(1)	The increase in Land and other development costs in 2013 compared to 2012 is due to the acquisition of a 3.36 acre parcel of land in
San Francisco, California for $46.6 million during 2013, as well as $24.1 million of additional construction and development costs, compared to the acquisition of a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million, the acquisition of the land associated with Desmond's Tower in Los Angeles, California, for $17.3 million and the completion of the Vista Germantown apartment community in 2012.

Financing and Other Commitments. For detailed information about our debt, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
At December 31, 2013, we had 42 unencumbered operating properties. These properties generated net income of $29.6 million for the year ended December 31, 2013, and had a net book value of $827.8 million at December 31, 2013.
We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are included in the previous contractual obligations table.
Operating Partnership. We owned one of our properties, Windsor Pines, in Pembroke Pines, Florida, containing 368 apartment units, through an Operating Partnership structured as a "DownREIT" (the "DownREIT Partnership"). As general partner of the DownREIT Partnership, we guaranteed the obligation of the DownREIT Partnership to redeem limited partner interests ("OP units") held by the limited partners. The DownREIT Partnership was obligated to redeem OP units for our common shares or cash, in certain circumstances, at a price per OP unit equal to the average closing price of our common shares for the 20-day period preceding a limited partner's redemption notice. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 OP units into a right to receive cash merger consideration, pursuant to which $1.4 million was paid on November 6, 2013. As of December 31, 2013, there were no remaining OP units, as all units have been previously redeemed or canceled in the merger transaction. These transactions had the effect of increasing our interest in the DownREIT Partnership from 97.6% to 100%. For additional information regarding the OP units, see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Acquisition and Development Activities. During 2013, we acquired five properties for an approximate total purchase price of $261.2 million, inclusive of a $28.0 million assumed loan. In addition, in 2013, we acquired land for development of an apartment community in San Francisco, California. The aggregate purchase price for the land and existing improvements was approximately $46.6 million. During 2012, we acquired four properties for a total purchase price of $162.6 million, inclusive of a $24.9 million assumed loan. In addition, in 2012, we acquired land for development of an apartment community in Los Angeles, California that also includes a building containing approximately 78,800 total square feet of commercial space. The aggregate purchase price for the land and building was approximately $37.3 million. For additional information regarding the loans assumed in 2013 and 2012, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
During 2013, we substantially completed the development of a parcel of land adjacent to our existing San Raphael property in North Dallas, continued active development of our 140-unit apartment community in Bethesda, Maryland, and commenced development of our 249-unit apartment community in Dallas, Texas and our 175-unit apartment community in Los Angeles, California. We also entered into two joint ventures to build a 472-unit apartment community in Los Angeles, California and a 154-unit apartment community in Monrovia, California, respectively. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Additionally, on May 28, 2013, we acquired a 3.36 acre parcel of land in San Francisco, California, in the South of Market neighborhood for $46.6 million. The purchase price for this site, known as 350 Eighth, included the related entitlement rights, architectural drawings and other matters for which we intend to develop a 410-unit apartment community with commercial space and underground parking. On February 3, 2014 we entered into a 50/50 joint venture with AIG Global Real Estate to develop and own this property. For additional information, see Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million for the development of approximately 140 apartment units and 7,000 square feet of commercial space. This partnership is included in our consolidated financial statements, and the noncontrolling interest in this partnership is classified as a component of permanent equity.

We intend to continue to evaluate opportunities to acquire land for development and property acquisitions. Any future acquisitions or developments would be financed with the most appropriate sources of capital, which may include the assumption of mortgage indebtedness, bank and other institutional borrowings, property sale proceeds, the exchange of properties, undistributed earnings, secured or unsecured debt financings, or the issuance of common shares.
Unconsolidated Development. During the quarter ended September 30, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC, an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property.  We hold a 50.0% equity interest in the partnership.  The land, upon which the partnership intends to construct a 154-unit multifamily apartment complex, was purchased by the partnership on August 9, 2013, for $13.1 million.  As of December 31, 2013 we have contributed $6.9 million to the partnership.
During the quarter ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party for the development and operation of 950 Third, a 472-unit apartment community to be developed in Los Angeles, California.  We are a 50.0% partner with Legendary, who contributed the land to the joint venture at a value of $30.0 million.  As of December 31, 2013 we have contributed $1.7 million to the partnership.
As these joint venture are not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint ventures have been deemed to not have sufficient equity, and have therefore been determined to be variable interest entities.  It has also been determined that we do not control the decisions that most significantly affect the economics of the entities, and that we do not hold a controlling financial interest in the entities.  As such, our investments in the entities are included in our consolidated financial statements using the equity method.  Our strategy with respect to these ventures was to reduce our financial risk related to the development of the properties. However, we  do not believe that these investments have a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than the other consolidated development activities.
Dispositions. During 2013, we sold four properties for a sales price of approximately $139.0 million. The operating results of these properties, along with the gains of $52.8 million that we recognized, are addressed in "Income from Discontinued Operations."
General Contractor/Construction. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Merit also formerly provided general contracting and construction management services to third parties. Additionally, Merit completed construction of our 242-unit Vista Germantown property in Nashville, Tennessee, the 99-unit expansion to our San Raphael property in Dallas, Texas and is serving as construction manager for our 140-unit apartment community in Bethesda, Maryland, our 249-unit apartment community in Dallas, Texas and our 175-unit apartment community in Los Angeles, California which are expected to be completed in 2015. Additionally, we have entered into Guaranteed Maximum Price contracts with third party general contractors for our Bethesda, Dallas and Los Angeles development projects.

RESULTS OF OPERATIONS
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Development Properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the twelve month comparison periods ended December 31, 2013 and 2012, the Same Community portfolio consisted of 43 properties containing 10,995 units. In 2013, the three properties that we acquired in 2011 (Waterstone at Wellington, Dwell Vienna Metro and The Brixton), containing 696 units, moved into the Same Community portfolio from the Acquired Properties portfolio. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. The four properties we sold during 2013 containing 1,557 units have been removed from the Same Community portfolio. Acquired properties for the twelve month comparison periods ended December 31, 2013 and 2012 include five properties acquired in 2013 and four properties acquired in 2012. For the twelve month comparison periods ended December 31, 2012 and 2011, the Same Community portfolio consisted of 40 properties containing 10,299 units. The ten properties we sold during 2013 and 2012 containing 2,913 units have been removed from the Same Community portfolio. Acquired properties for the twelve month comparison periods ended December 31, 2012 and 2011 include four properties acquired in 2012 and three properties acquired in 2011. The Development Property for the twelve month comparison periods ended December 31, 2013 and 2012 is a 242-unit development in Nashville, Tennessee that was completed and stabilized during the fourth quarter of 2012. Additionally, a 99-unit expansion in Dallas, Texas began initial occupancy during the fourth quarter of 2013.
Net income from continuing operations increased $5.4 million during 2013 compared to the net loss in 2012 as the net result of an increase in total revenues of $22.9 million and an increase in total expenses of $17.5 million. The net loss from continuing operations decreased $12.8 million during 2012 compared to 2011 as the net result of an increase in total revenues of $8.9 million, a decrease in total expenses of $4.4 million and an increase in interest expense of $500,000.
The following chart reflects the amount and percentage change in line items that are relevant to the changes in overall operating performance:

	Increase (decrease) when comparing
	the years ended December 31,
(Dollar amounts in thousands)	2013 to 2012		2012 to 2011

Property revenue	$22,475	14.3%	$24,753	18.6%
Office revenue	451	43.1%	1,046	100.0%
Construction and other services revenue	—	—%	(16,869)	(100.0)%
Property operating and maintenance expenses	7,251	12.0%	8,860	17.1%
Depreciation and amortization	8,115	16.3%	4,170	9.1%
Construction and other services expense	(176)	(100.0)%	(19,121)	(99.1)%
General and administrative expenses	2,486	14.6%	1,051	6.6%
Income from discontinued operations	25,277	82.3%	12,491	68.5%

Property Revenue. Property revenue is impacted by a combination of rental rates, fees and occupancy levels, i.e., property revenue per occupied unit. Average occupancy for each period and property revenue per occupied unit are presented in the following tables:

	Average Occupancy (1)
	For the Comparison Period		For the Comparison Period
	December 31,		December 31,
	2013	2012	2012	2011
Same Community Properties:
Midwest	95.8%	96.6%	96.6%	95.8%
Mid-Atlantic	95.1%	95.6%	95.6%	94.4%
Southeast	96.0%	95.8%	95.9%	93.6%
Southwest	96.1%	95.4%	96.0%	97.1%
Total Same Community	95.6%	96.0%	96.1%	95.0%
Acquired Properties	94.5%	94.2%	94.7%	92.6%
Development (2)	96.1%	74.6%	74.6%	N/A
Total	95.4%	95.5%	95.5%	94.8%

(1)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.
(2)	The years ended 2013 and 2012 reflect a 242-unit development in Nashville, Tennessee that was completed in 2012.

	Monthly Property Revenue Per Occupied Unit
	For the Comparison Period		For the Comparison Period
	December 31,		December 31,
	2013	2012	2012	2011
Same Community Properties:
Midwest	$1,029	$976	$976	$917
Mid-Atlantic	$1,535	$1,503	$1,450	$1,400
Southeast	$1,330	$1,290	$1,278	$1,241
Southwest	$1,056	$1,015	$992	$918
Total Same Community	$1,213	$1,168	$1,145	$1,091
Acquired Properties	$1,415	$1,170	$1,295	$1,517
Development (1)	$1,578	$1,179	$1,179	N/A
Total	$1,255	$1,168	$1,168	$1,118

(1)	The years ended 2013 and 2012 reflect a 242-unit development in Nashville, Tennessee that was completed in 2012.
Property revenue increased in 2013 compared to 2012 primarily as a result of an increase of $17.5 million contributed by the acquired and development properties. Property revenue for the Same Community properties increased $5.0 million primarily due to an increase in rental revenue (net rents less vacancies). All markets showed improved property revenue with the largest improvement coming from the Midwest portfolio. Property revenue increased in 2012 compared to 2011 primarily as a result of an increase of $16.9 million contributed by the acquired and development properties. Property revenue for 2012 compared to 2011 for the Same Community properties increased $8.7 million primarily due to an increase in rental revenue.
Office Revenue. Office revenue increased $451,000 when comparing 2013 to 2012. This increase was primarily due to the acquisition of the commercial building in May 2012. See "Legal Proceedings" presented in Part I, Item 3 of this report on Form 10-K for additional information related to the lease associated with this commercial building.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $7.3 million when comparing 2013 to 2012. This increase was primarily due to property operating and maintenance expenses for the acquired and development properties increasing $6.9 million and the Same Community properties increasing $400,000 when comparing these periods. Property operating and maintenance expenses increased $8.9 million when comparing 2012 to 2011. This increase was primarily due to an increase of $8.1 million related to the properties acquired in 2011 and 2012.
Depreciation and Amortization. Depreciation and amortization increased $8.1 million when comparing 2013 to 2012. This increase was primarily due to an increase of approximately $7.7 million in depreciation due to the acquired and development properties and an increase of $1.5 million in amortization of intangible assets recorded in connection with the acquired properties. This was partially offset by a $2.7 million reduction in amortization of intangibles for the Same Community properties. The intangible assets, consisting primarily of relationships with residents under 12 month leases, are being amortized over a 12 month period. Depreciation and amortization increased when comparing 2012 to 2011. This increase was primarily due to an increase of approximately $6.5 million in depreciation due to the acquired and development properties and an increase of $2.9 million in amortization of intangible assets recorded in connection with the properties acquired during 2012. The intangible assets are being amortized over a 12 month period for residential leases. The $1.9 million intangible asset recorded in conjunction with the acquisition of a commercial building in 2012 is being amortized over the initial term of the lease, which is 60 months.
Construction and Other Services. In 2011, we decided to exit the third party construction services business, and at December 31, 2011, we had substantially completed our work under all third party construction contracts. We continue to provide general contracting and construction management services for our own account in connection with the development of multifamily properties we will own and operate, including our unconsolidated joint ventures.
General and Administrative Expenses. General and administrative expenses increased $2.5 million when comparing 2013 to 2012. This increase was primarily due to increases in payroll resulting from the overlap in 2013 of the final year of the 2010 multi-year component of our long-term incentive plan and the first year of the 2013 multi-year component. The 2010 multi-year component had a three-year measurement period ending December 31, 2012, plus a one-year additional service period ending December 31, 2013. The 2013 multi-year component has a three-year measurement period that began January 1, 2013 and ends December 31, 2015, plus a one-year additional service period ending December 31, 2016. Additionally, we incurred approximately $940,000 of legal costs in 2013 associated with litigation related to the master lease holder at our commercial building in Los Angeles, California. See "Legal Proceedings" presented in Part I, Item 3 of this report on Form 10-K for additional information about this litigation.
Income from Discontinued Operations. Included in discontinued operations for the years ended December 31, 2013, 2012 and 2011 are the operating results and the gains related to four wholly owned properties that were sold in 2013, six wholly owned properties that were sold in 2012 and two wholly owned properties that were sold in 2011. For further details on "Income from discontinued operations," see Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Inflation. We believe the effects of inflation only minimally impact our operational performance because our leases are mostly for 12 month terms, which allow us the opportunity to increase our new lease and lease renewal rents to account for inflationary price increases. We are careful to account for inflationary factors that may impact our development projects. However, there can be no assurance that inflation will not result in development costs exceeding original estimates in future periods. See Item 1A "Risk Factors."

Critical Accounting Estimates
Our consolidated financial statements include accounts of all subsidiaries, our taxable REIT subsidiary and a partnership in which we are a 97.0% partner that owns our development property in Bethesda, Maryland. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes. In preparing these consolidated financial statements, we have utilized available information, including industry practice and our own past history, in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible the ultimate outcome we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of other companies in similar businesses.
We have identified four accounting policies subject to critical estimates. These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates. With respect to these critical accounting policies, management believes the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented. The four critical accounting policies are:
Impairment of Long-Lived Assets, Development and Investments in Unconsolidated Entities. Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets, and external data to the extent available. Our development properties are assessed for impairment as well, in which we consider the projected future cash flows from the development properties' planned use upon project completion in relation to their current carrying value. Our investments in unconsolidated entities are assessed for other than temporary impairment, in which we consider the fair value of the investment in relation to its current carrying value. Should the estimates used change, impairment may result, which could materially impact our results of operations.
We review goodwill annually and whenever there is an impairment indicator. In performing this analysis, we compare the net asset value of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair value. Should estimates used to determine the fair value of the properties change, impairment may result which could materially impact our results of operations.
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
Real Estate Taxes. We estimate the amount of real estate taxes for which we will be liable based upon assumptions relating to possible changes in millage rates and property value reassessments. In some circumstances, the actual millage rates or reassessment values are not available until the following reporting period and, consequently, these rates or values could differ from assumptions and require material adjustments to the liabilities recorded.

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
CONTINGENCIES
Environmental. We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs") and have determined that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2013. Phase I environmental audits were obtained at the time of our initial public offering in 1993, or property acquisition and/or property refinancing, as applicable, on all of our owned properties.
Future claims for environmental liabilities are not measurable given the uncertainties surrounding whether there exists a basis for any such claims to be asserted and, if so, whether any claims will, in fact, be asserted.
Pending Litigation. While there can be no assurance, we are not aware of any pending or threatened litigation which is likely to result in a material adverse liability. For a discussion of pending litigation, see "Legal Proceedings" presented in Part I, Item 3 and Note 9 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Based on our variable rate debt outstanding at December 31, 2013 and 2012, an interest rate change of 100 basis points would impact interest expense by approximately $1.7 million and $3.4 million on an annual basis, respectively. Additionally, we have interest rate risk associated with fixed rate debt at maturity. We have managed, and will continue to manage, interest rate risk as follows: (i) maintain what we believe to be a prudent ratio of fixed rate, long-term debt to total debt, such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long-term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions. We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives. For additional information relating to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 11 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The table below provides information about our financial instruments that are sensitive to change in interest rates. For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

(Dollar amounts in thousands)	December 31, 2013								December 31, 2012
								Fair		Fair
								Market		Market
Long Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt	$46,672	$21,491	$40,825	$1,409	$49,069	$109,750	$269,216	$276,774	$376,278	$403,391
Unsecured notes	—	—	—	—	—	250,000	250,000	240,897
Weighted average
interest rate	5.5%	4.6%	6.1%	4.8%	4.6%	4.4%	4.7%
Variable Swapped to Fixed:
Unsecured term loan (1)	—	—	—	—	125,000	—	125,000	130,716	—	—
Variable:
Variable rate mortgage
debt (2)	—	—	8,100	—	—	—	8,100	8,112	—	—
Variable rate unsecured
term loan (3)	—	—	—	—	25,000	—	25,000	25,064	150,000	150,232
LIBOR based revolving
credit facility (4)	—	—		133,500	—	—	133,500	133,345	190,500	189,372
Total variable rate debt	—	—	8,100	133,500	25,000	—	166,600	166,521	340,500	339,604
Total long term debt	$46,672	$21,491	$48,925	$134,909	$199,069	$359,750	$810,816	$814,908	$716,778	$742,995

(1)
The Company entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 until June 2016 at a rate of 1.26% per annum plus the credit spread which was 1.70% per annum as of December 31, 2013, or an all-in rate of 2.96% per annum. Additionally, the Company entered into a forward starting swap in April 2013 fixing the rate beginning June 2016 at a rate of 1.55% per annum plus the credit spread which was 1.70% per annum as of December 31, 2013, or an all-in rate of 3.25% per annum until the loan matures in January 2018.

(2)	Our variable rate mortgage debt had a weighted average interest rate of 1.51% per annum at December 31, 2013.
(3)	Our unsecured term loan had a weighted average interest rate of 1.87% per annum at December 31, 2013.
(4)	Our unsecured revolving credit facility had a weighted average interest rate of 1.47% per annum at December 31, 2013.

Item 8. Consolidated Financial Statements and Supplementary Data
Please see Part IV, Item 15 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework (1992)." Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2013. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our Directors, including information regarding our Audit Committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2014.
We have adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website, AssociatedEstates.com. Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website. More information concerning our Code of Ethics for Senior Financial Officers, as well as other Corporate Governance Matters, will be included in our Proxy Statement and is incorporated by reference in this report on Form 10-K.
The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	62	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	47	Senior Vice President, Treasurer and Chief Financial Officer

Jason A. Friedman	39	Senior Vice President, Acquisitions and Development

Scott D. Irwin	47	Senior Vice President, General Counsel and Secretary

John T. Shannon	52	Senior Vice President, Operations
Jeffrey I. Friedman, Chairman, President and CEO, joined the Company in 1974. Mr. Friedman has served as Chairman and CEO of the Company since 1993. He has more than 40 years of real estate experience. He is a graduate of Leadership Cleveland and is active in several professional organizations, which include the National Association of Real Estate Investment Trusts (NAREIT), Chief Executives Organization, Urban Land Institute, and the National Multi-Housing Council. He is involved in both national and local civic and charitable organizations, including the Greater Cleveland Sports Commission and the Cleveland Clinic. Mr. Friedman was honored by Ernst & Young as an "Entrepreneur of the Year" in 2011.
Lou Fatica, Senior Vice President, Treasurer and CFO, joined the Company in 1999 as Controller and was promoted to Vice President, Controller in 2000. He assumed his current role in 2001. Mr. Fatica is responsible for financial operations including capital markets, reporting, internal audit and Sarbanes-Oxley compliance as well as tax, treasury and finance functions for the Company. He has more than 20 years of finance and accounting experience and is a Certified Public Accountant (CPA). He earned his bachelor's degree in Accounting from Cleveland State University. He is a member of the American Institute of Certified Public Accountants (AICPA), the Ohio Society of CPAs and serves as a member of the Board of Directors of the Hillcrest Family YMCA.
Jason A. Friedman, Senior Vice President, Acquisition and Development, joined the Company in 2009 as Vice President, Construction and Development, and as President of Merit Enterprises, Inc. Mr. Friedman previously was the President of JAS Construction, Inc., a general contractor specializing in multifamily renovations. Mr. Friedman has also worked for PricewaterhouseCoopers where he provided valuation and advisory services to real estate clients. Mr. Jason Friedman is responsible for overseeing the Company's acquisition and new development activities, which include purchasing of land, design and entitlement, and project turnover for lease-up. Additionally, he is responsible for directing and supervising the construction efforts, including construction management for all development projects. He earned his bachelor's degree in Communications and Business from Auburn University. Mr. Jason Friedman is a member of the Urban Land Institute, National Multi-Housing Council, National Association of Home Builders, Young Presidents Organization (YPO), and National Association of Real Estate Investment Trusts (NAREIT). Mr. Jason Friedman has over 15 years of real estate experience, including construction, acquisitions, dispositions, and financing.

Scott D. Irwin, Senior Vice President, General Counsel and Secretary, joined the Company as Vice President, General Counsel and Secretary in 2013. Prior to joining the Company, Mr. Irwin served as Executive Vice President, General Counsel and Secretary of Buffets Inc., a restaurant company, from 2010 until 2013. From 2006 until 2009 Mr. Irwin was Chief Counsel at International Paper Company. Mr. Irwin is responsible for all aspects of the Company's legal matters, including providing advice and counsel in the negotiation, structuring and implementation of the Company's property acquisitions, development, disposition, financing and capital markets activities, as well as risk management, corporate governance, public company reporting and litigation. He has more than 20 years of overall experience in law, specializing in finance, corporate governance and compliance, acquisitions and divestitures, labor and employment, and litigation. Mr. Irwin earned his bachelor's degree, Summa Cum Laude, from Kent State University, where he was inducted into Phi Beta Kappa. His Juris Doctorate was awarded, Summa Cum Laude, by The Ohio State University College of Law, where he was elected to the Order of the Coif.
John T. Shannon joined the Company in 2004 as Senior Vice President, Operations. Mr. Shannon is responsible for the overall direction and guidance of property operations with the objective of maximizing growth and profitability, while fostering a culture committed to providing excellence in service. He also has oversight responsibilities for acquisitions, dispositions, marketing, ancillary services; and he provides day-to-day support of the Company's strategic goals. He has 24 years of property management experience. Mr. Shannon earned his bachelor's degree in Business Administration with a concentration in real estate finance and construction management from the University of Denver.
In addition to the officers named in the table above, the following persons have been appointed as officers of the Company and hold positions in senior management as indicated:
Pamela A. Bachelder, Regional Vice President, joined the Company in 1997 as a Property Manager. In 2006, she was promoted to Regional Manager and was promoted to her current role in 2012. Ms. Bachelder is responsible for overseeing a regional portfolio of properties that includes Dallas and Ohio. She has an extensive property management background with more than 20 years of experience. Ms. Bachelder earned her bachelor's degree from Grand Valley State University in Allendale, Michigan.
Michelle B. Creger, Vice President and Associate General Counsel, joined the Company in 2009. Ms. Creger is responsible for providing legal counsel to the operations, construction and corporate functions of the Company and supervising litigation. She has more than 30 years of legal experience. She earned her bachelor's degree in Economics from Creighton University in Omaha, New England and her Juris Doctorate from Case Western Reserve University School of Law, in Cleveland, Ohio. Ms. Creger serves as Vice President and member of the Board of Directors for the Cleveland Furniture Bank. She is an active member of the Ohio State Bar Association, Association of Corporate Counsel - Northeast Ohio Chapter, and Society for Human Resources Management.
Patrick Duffy, Vice President of Strategic Marketing, joined the Company in 2005. Mr. Duffy plays a key role in the Company's portfolio diversification by assisting in identifying markets for acquisitions and dispositions, developing property-specific marketing plans and strategies, and assisting with pricing and positioning strategies. He has more than 27 years of real estate and marketing experience. He earned his bachelor's degree from Loyola College in Baltimore, Maryland and his master's degree in Administrative Services from Johns Hopkins University. Mr. Duffy is a member of the National Multi-Housing Council and the National Apartment Association.
Anthony Duplisse, Vice President of Acquisitions and Development joined the Company in 2014. Mr. Duplisse is responsible for sourcing and generating acquisition and development opportunities on the West Coast consistent with the company's long-term investment and growth strategy. Mr. Duplisse has 24 years of property management, acquisitions, and development experience.  Prior to joining Associated Estates, he was a Senior Vice President at Equity Residential Properties Trust for over 10 years, serving as Senior Vice President of Investments since 2008. He earned his bachelor’s degree in Business, his associate degrees in Marketing and Economics from Wichita State University and his Master of Business Administration (MBA) from Oklahoma University.  Mr. Duplisse is a past member of the board of directors for the Arizona Multihousing Association and a past president of Caucus Toasts.

Daniel E. Gold, Vice President of Human Resources, joined the Company in 2009. Mr. Gold is responsible for the oversight of all Human Resource functions, including employee development, compensation, benefits, recruiting, and payroll. He has more than 20 years of Human Resources experience. He earned his bachelor's degree in Communications with a minor in Business Administration from Ohio University. Mr. Gold is an active member of the Northeast Ohio Human Resource Planning Society and the Society for Human Resource Management.
Jeremy S. Goldberg, Vice President of Corporate Finance and Investor Relations, joined the Company in 2010. Prior to joining Associated Estates, Mr. Goldberg was in commercial and retail banking for 15 years, at Bank of America and Ohio Savings Bank. Mr. Goldberg is responsible for developing and implementing financial and capital market strategies, assisting in the strategic planning of the Company and managing sell-side analyst and investor relationships. He has 19 years of banking and real estate experience. He earned his bachelor's degree from the University of Michigan and his Master of Business Administration (MBA) from Case Western Reserve University in Cleveland, Ohio. Mr. Goldberg is a member of the National Investor Relations Institute.
Kevin M. Hampton, Vice President, Development - West, joined the Company in 2013. Prior to joining the Company, Mr. Hampton served as the Vice President of Development of Western National Realty Advisors in Irvine, California for 10 years. Mr. Hampton is responsible for identifying multifamily development opportunities, managing the development process, and providing oversight of construction activities in California. He has more than 26 years of multifamily and construction experience.  He earned his bachelor’s degree in Economics and Finance from the University of Colorado at Boulder.  Mr. Hampton holds Real Estate Broker and Contractor licenses in California.
Cindy Harris, Vice President, Development - Central, joined the Company in 2012. Prior to joining the Company, Ms. Harris served as Senior Project Manager for Huffines Communities for one year and as President for Urban Integration for four years, managing high quality mixed use and multifamily projects throughout the United States. Ms. Harris is responsible for identifying multifamily development opportunities, managing the development process and providing oversight of construction activities in Texas. She has nearly 30 years of property management and development experience. She earned her bachelor's degree in Business Administration from The University of Texas, San Antonio. Ms. Harris is a member of the Urban Land Institute, a Certified Commercial Investment Member (CCIM) and a member of Commercial Real Estate Women (CREW).
John P. Hinkle , Vice President of Acquisitions, joined the Company in 2010. Mr. Hinkle most recently served as a consultant for Federal Capital Partners. His previous acquisitions experience also includes Fairfield Residential, Van Metre Companies and Archstone-Smith Trust. Mr. Hinkle is responsible for sourcing and generating acquisition opportunities consistent with the Company's long-term investment and growth strategy. He has more than 17 years of experience in the acquisition, development, management and valuation of investment properties. He earned his bachelor's degree in Finance from Lehigh University in Bethlehem, Pennsylvania. Mr. Hinkle is a member of the Urban Land Institute.
Allen Ingram, Chief Technology Officer, joined the Company in 2012. Mr. Ingram's prior IT experience includes the Home Shopping Network and PricewaterhouseCoopers. He most recently served as Director of Technology at Max-Wellness. Mr. Ingram is responsible for managing the Company's central IT services; including voice and data telecommunications, application development, and technical computing functions. He has 27 years of IT experience. He earned his bachelor's degree from Florida Metropolitan University in Tampa, Florida. Mr. Ingram is a member of the Society for Information Management (SIM) and VMware's Customer Advisory Board.
Swarup R. Katuri rejoined the Company as a Vice President in 2012. Mr. Katuri is responsible for assisting with initiatives relating to the Company's strategic growth objectives. He has more than 8 years of experience; having initially joined Associated Estates in 2005 as a financial analyst and progressing through a number of roles with increasing responsibility. He most recently served as the Senior Director of Corporate Finance and Investor Relations before leaving the Company in 2010 to pursue his Master of Business Administration (MBA). He earned his MBA from The Fuqua School of Business at Duke University where he was a Fuqua Scholar, and earned his Bachelor of Arts in Economics (Honors) and Sociology, as well as a Bachelor of Science in Management, magna cum laude, from Case Western Reserve University. Mr. Katuri is a graduate of Cleveland Bridge Builders, a civic leadership program, and was recognized in 2007 as one of "Twenty in their 20s" by Crain's Cleveland Business.

Bill Laws, Regional Vice President, joined the Company in 1994 as an Internal Auditor. His career progression at the Company includes Budget Analyst, Budget Manager, Portfolio Analyst, Senior Portfolio Manager and Regional Manager. He was promoted to his current role in 2012. Mr. Laws is responsible for overseeing a regional portfolio of properties that includes Indiana, Maryland, Metro DC, Raleigh, North Carolina and Virginia. He has a well-rounded background and 20 years of experience. Mr. Laws earned his bachelor's degree in Accounting and his Master of Business Administration (MBA) from Cleveland State University.
Frank J. Poli, Vice President, Development - East, joined the Company in 2012. Prior to joining the Company Mr. Poli served as Vice President - Development for the Washington DC Region of Keating Partners/Keating Development Company for over 8 years. Mr. Poli is responsible for identifying multifamily development opportunities, managing the development process and providing oversight of construction activities on the East Coast and Florida. He has 36 years of residential and commercial project development and management experience. He earned his bachelor's degrees in Fine Arts and Architecture from the Rhode Island School of Design. Mr. Poli maintains his LEED AP certification, is a member of the Urban Land Institute, serves on the Board of Directors for the Arlington Partnership for Affordable Housing; and completed 10 years of service as a member of the Arlington County Economic Development Commission.
Miria C. Rabideau, Vice President of Operations, joined the Company in 1994 as a Property Manager. In 2003, she was promoted to Regional Manager and was promoted to her current role in 2006. Ms. Rabideau is responsible for overseeing a regional portfolio that includes Florida, Georgia, Michigan, Charlotte, North Carolina and Tennessee. She has 20 years of asset and property management experience. She earned her bachelor's degree from Michigan State University. Ms. Rabideau is a member of the Institute of Real Estate Management (IREM).
Item 11. Executive Compensation
The information on Executive Compensation contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
On May 4, 2011, our shareholders approved the Associated Estates Realty Corporation 2011 Equity-Based Award Plan (the "2011 Plan"). The 2011 Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. Our 2001 and 2008 equity-based compensation plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. For more information regarding all of our plans, see Note 17 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2013:

Number of Securities
Remaining Available for
	Number of		Future Issuance Under Equity
	Securities to be	Weighted Average	Compensation Plans
	Issued Upon Exercise	Exercise Price of	(Excluding Securities
Plan Category	of Outstanding Options	Outstanding Options	Reflected in the First Column)
Equity compensation plans
approved by security holders	510,020	$11.47	638,418
Equity compensation plans not
approved by security holders	-	-	-
	510,020		638,418
Share amounts in the above table do not include shares that may be issued to members of our Board of Directors who elect to defer cash compensation under the Directors' Deferred Compensation Plan. See Note 18 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2014.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information on Certain Relationships and Related Transactions contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2014.
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later April 30, 2014.
Item 14. Principal Accountant Fees and Services
The information on Principal Accountant Fees and Services contained in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014, is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2014.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2.
Financial Statement Schedules:  The following financial statement schedules of Associated Estates Realty Corporation are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Associated Estates Realty Corporation.

	Schedules		Page
	II	Valuation and Qualifying Accounts	F-41
	III	Real Estate and Accumulated Depreciation	F-42

Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Jeffrey I. Friedman and Lou Fatica, or either of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him in any and all capacities, to do all acts and things which said attorneys and agents, or either of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company's filing of an annual report on Form 10-K for the Company's fiscal year 2013, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or either of them, or the substitute of either of them, shall do or cause to be done by virtue hereof.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2014.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2014.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 25, 2014
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 25, 2014
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 25, 2014
Albert T. Adams

/s/ Michael E. Gibbons	Director	February 25, 2014
Michael E. Gibbons

/s/ Mark L. Milstein	Director	February 25, 2014
Mark L. Milstein

/s/ James J. Sanfilippo	Director	February 25, 2014
James J. Sanfilippo

/s/ James A. Schoff	Director	February 25, 2014
James A. Schoff

/s/ Richard T. Schwarz	Director	February 25, 2014
Richard T. Schwarz

INDEX TO EXHIBITS

Filed herewith or
incorporated herein
Number	Title	by reference

1.1	Equity Distribution Agreement.	Exhibit 1.1 to Form 8-K filed August 10, 2010.

1.2	Amendment to Equity Distribution Agreement.	Exhibit 1.1a to Form 10-K filed February 23, 2012.

1.3	Equity Distribution Agreement between Associated Estates Realty Corporation and Barclays Capital Inc.	Exhibit 1.1 to Form 8-K filed April 12, 2013.

1.4	Equity Distribution Agreement between Associated Estates Realty Corporation and Citigroup Global Markets Inc.	Exhibit 1.2 to Form 8-K filed April 12, 2013.

1.5	Equity Distribution Agreement between Associated Estates Realty Corporation and Jefferies LLC.	Exhibit 1.3 to Form 8-K filed April 12, 2013.

1.6	Equity Distribution Agreement between Associated Estates Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Exhibit 1.4 to Form 8-K filed April 12, 2013.

1.7	Equity Distribution Agreement between Associated Estates Realty Corporation and Raymond James & Associates, Inc.	Exhibit 1.5 to Form 8-K filed April 12, 2013.

1.8	Underwriting Agreement dated September 28, 2010.	Exhibit 1.1 to Form 8-K filed October 4, 2010.

1.9
Underwriting Agreement dated June 22, 2012 by and among the Company and Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting as representatives of the several underwriters named in Schedule II thereto.
Exhibit 1.1 to Form 8-K filed July 2, 2012.

1.10
Underwriting Agreement dated May 29, 2013 by and among the Company and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, acting as representatives of the several underwriters named in Schedule II thereto.
Exhibit 1.1 to Form 8-K filed June 4, 2013.

1.11	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Citibank, N.A.	Exhibit 1.2 to Form 8-K filed June 4, 2013.

1.12	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Bank of America, N.A.	Exhibit 1.3 to Form 8-K filed June 4, 2013.

1.13	Confirmation of Forward Sale Transaction dated May 29, 2013 between Associated Estates Realty Corporation and Wells Fargo Securities, LLC.	Exhibit 1.4 to Form 8-K filed June 4, 2013.

2.1	Purchase and Sale Agreement dated September 12, 2013 between Associated Estates Realty Corporation and Northwood Ravin, LLC.	Exhibit 2.1 to Form 8-K filed September 26, 2013.

2.2	Second Amendment to Agreement of Purchase and Sale Agreement dated September 20, 2013 between Associated Estates Realty Corporation and Northwood Ravin, LLC.	Exhibit 2.2 to Form 8-K filed September 26, 2013.

3.1	Second Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-Q filed August 3, 2010.

3.2	Amended and Restated Code of Regulations of the Company.	Exhibit 3.3 to Form 10-Q filed August 1, 2006.

4.1	Specimen Common Share Certificate.	Exhibit 4.1 to Form 10-Q filed November 3, 2009.

4.2	Amended and Restated Shareholders Rights Agreement dated December 30, 2008.	Exhibit 4.1 to Form 8-K filed December 30, 2008.

Filed herewith or
incorporated herein
Number	Title	by reference

4.3
Note Purchase Agreement dated January 22, 2013 between Associated Estates Realty Corporation and the purchasers of the Notes party thereto (including the forms of 4.02% Senior Notes, Series A, due January 22, 2021 and 4.45% Senior Notes, Series B, due January 22, 2023).
Exhibit 4.1 to Form 8-K filed January 25, 2013.

4.4
Second Amendment to Second Amended and Restated Credit Agreement dated June 19, 2013 between Associated Estates Realty Corporation and PNC Bank, National Association and the several lenders, financial institutions and other entities who are parties thereto.
Exhiibit 4.1 to Form 8-K filed June 19, 2013.

4.5
Third Amendment to Term Loan Agreement dated June 19, 2013 between Associated Estates Realty Corporation and PNC Bank, National Association and the several lenders, financial institutions and other entities who are parties thereto.
Exhibit 4.2 to Form 8-K filed June 19, 2013.

4.6
Note Purchase Agreement dated October 21, 2013 between Associated Estates Realty Corporation and the purchasers of the Notes party thereto (including the forms of 4.29% Senior Notes, Series A, due October 21, 2020 and 4.94% Senior Notes, Series B, due January 8, 2024).
Exhibit 4.1 to Form 8-K filed October 25, 2013.

4.7	Term Loan Agreement dated June 3, 2011 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.	Exhibit 4.1 to Form 8-K filed June 8, 2011.

4.8	First Amendment to Term Loan Agreement dated January 12, 2012, between Associated Estates Realty Corporation PNC Bank, National Association and the other banks and financial institutions.	Exhibit 4.2 to Form 8-K filed January 17, 2012.

4.9	Second Amendment to Term Loan Agreement dated October 19, 2012, between Associated Estates Realty Corporation and PNC Bank, National Association and the other banks and financial institutions.	Exhibit 4.1 to Form 8-K filed October 24, 2012.

4.10
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
Exhibit 4.1 to Form 8-K filed January 17, 2012.

4.11
First Amendment to Second Amended and Restated Credit Agreement dated October 19, 2012 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.
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

Filed herewith or
incorporated herein
Number	Title	by reference

10.1	Second Amended and Restated Employment Agreement between Associated Estates Realty Corporation and Jeffrey I. Friedman.	Exhibit 10.1 to Form 8K filed January 2, 2013.

10.2	Associated Estates Realty Corporation 2011 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 4, 2011.

10.3	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.4	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.5	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.6	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award Plan.	Exhibit 10.7 to Form 10-K filed February 25, 2009.

10.7	Associated Estates Realty Corporation Supplemental Executive Retirement Plan (Restated).	Exhibit 10.7b to Form 10-K filed February 25, 2009.

10.8	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.9	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.10	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

21.1	List of Subsidiaries.	Exhibit 21.1 to Form 10-K filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Exhibit 23.1 to Form 10-K filed herewith.

24	Power of Attorney.	See the signature page to this report.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-K filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-K filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-K filed herewith.

101
XRBL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (v) notes to consolidated financial statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Associated Estates Realty Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Cleveland, Ohio
February 25, 2014

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share amounts)	2013	2012
ASSETS
Real estate assets
Land	$298,441	$241,159
Buildings and improvements	1,370,560	1,223,042
Furniture and fixtures	39,725	36,997
Construction in progress	42,793	10,449
Gross real estate	1,751,519	1,511,647
Less: accumulated depreciation	(386,841)	(371,730)
Net real estate owned	1,364,678	1,139,917
Investment in unconsolidated entities	9,321	—
Total net real estate	1,373,999	1,139,917
Cash and cash equivalents	4,586	4,740
Restricted cash	3,465	4,429
Accounts receivable, net
Rents	1,230	1,395
Other	1,258	553
Other assets, net	37,959	21,443
Total assets	$1,422,497	$1,172,477
LIABILITIES AND EQUITY
Mortgage notes payable	$279,474	$376,278
Unsecured notes	250,000	—
Unsecured revolving credit facility	133,500	190,500
Unsecured debt	150,000	150,000
Total debt	812,974	716,778
Accounts payable and other liabilities	42,882	32,865
Dividends payable	12,178	10,149
Resident security deposits	4,112	3,846
Accrued interest	5,551	2,363
Total liabilities	877,697	766,001

Noncontrolling redeemable interest	—	1,734
Equity
Common shares, without par value; $.10 stated value; 91,000,000 authorized;
57,595,479 issued and 57,476,192 outstanding at December 31, 2013
and 49,526,639 issued and outstanding at December 31, 2012, respectively	5,760	4,953
Paid-in capital	754,582	634,587
Accumulated distributions in excess of accumulated net income	(213,275)	(233,208)
Accumulated other comprehensive loss	(702)	(2,934)
Less: Treasury shares, at cost, 119,287 and 0 shares
at December 31, 2013 and December 31, 2012, respectively	(1,915)	—
Total shareholders' equity attributable to AERC	544,450	403,398
Noncontrolling interest	350	1,344
Total equity	544,800	404,742
Total liabilities and equity	$1,422,497	$1,172,477

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
REVENUE
Property revenue	$179,982	$157,507	$132,754
Office revenue	1,497	1,046	—
Construction and other services	—	—	16,869
Total revenue	181,479	158,553	149,623
EXPENSES
Property operating and maintenance	67,879	60,628	51,768
Depreciation and amortization	58,053	49,938	45,768
Construction and other services	—	176	19,297
General and administrative	19,481	16,995	15,944
Development costs	912	864	435
Costs associated with acquisitions	524	798	539
Total expenses	146,849	129,399	133,751
Operating income	34,630	29,154	15,872
Interest expense	(29,342)	(29,273)	(28,743)
Income (loss) from continuing operations	5,288	(119)	(12,871)
Income from discontinued operations:
Operating income, net of interest expense	3,179	3,881	3,642
Gain on disposition of properties	52,828	26,849	14,597
Income from discontinued operations	56,007	30,730	18,239
Net income	61,295	30,611	5,368
Net income attributable to noncontrolling interests	(45)	(19)	(40)
Net income attributable to AERC	61,250	30,592	5,328
Allocation to participating securities	(228)	—	—
Net income applicable to common shares	$61,022	$30,592	$5,328

Earnings per common share - basic:
Income (loss) from continuing operations applicable to common shares	$0.10	$—	$(0.31)
Income from discontinued operations	1.08	0.66	0.44
Net income applicable to common shares - basic	$1.18	$0.66	$0.13

Earnings per common share - diluted:
Income (loss) from continuing operations applicable to common shares	$0.10	$—	$(0.31)
Income from discontinued operations	1.07	0.66	0.44
Net income applicable to common shares - diluted	$1.17	$0.66	$0.13

Comprehensive income:
Net income	$61,295	$30,611	$5,368
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	2,232	(2,529)	(405)
Total comprehensive income	63,527	28,082	4,963
Comprehensive loss attributable to noncontrolling interests	(45)	(19)	(40)
Total comprehensive income attributable to AERC	$63,482	$28,063	$4,923

Weighted average shares outstanding - basic	51,622	46,063	41,657

Weighted average shares outstanding - diluted	52,184	46,063	41,657

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
				Distributions	Accumulated
				in Excess of	Other	Treasury
	Common Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands, except share amounts)	Shares	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Balance, December 31, 2010	41,380,205	$4,657	$574,994	$(205,021)	$—	$(58,446)	$1,040	$317,224
Net income attributable to AERC	—	—	—	5,328	—	—	—	5,328
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	(405)	—	—	(405)
Noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	1,795	5	—	1,490	—	3,290
Purchase of common shares	(55,168)	—	—	—	—	(857)	—	(857)
Issuance of common shares from treasury shares	788,676	—	6,278	—	—	7,022	—	13,300
Option exercises from treasury shares	80,456	—	105	—	—	705	—	810
Restricted share activity, net	136,730	—	—	—	—	—	—	—
Cash dividends declared and paid to
common shareholders: $0.68 per share	—	—	—	(28,857)	—	—	—	(28,857)
Balance, December 31, 2011	42,330,899	4,657	583,172	(228,545)	(405)	(50,086)	1,029	309,822
Net income attributable to AERC	—	—	—	30,592	—	—	—	30,592
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	(2,529)	—	—	(2,529)
Noncontrolling interest cash contribution	—	—	—	—	—	—	350	350
Net (loss) income from noncontrolling interest	—	—	—	—	—	—	(35)	(35)
Share-based compensation	—	—	2,379	2	—	1,916	—	4,297
Purchase of common shares	(59,458)	—	—	—	—	(959)	—	(959)
Issuance of common shares	7,066,166	296	48,763	—	—	49,090	—	98,149
Option exercises	35,000	—	273	—	—	39	—	312
Restricted share activity, net	154,032	—	—	—	—	—	—	—
Cash dividends declared and paid to
common shareholders: $0.71 per share	—	—	—	(35,257)	—	—	—	(35,257)

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

				Accumulated
				Distributions	Accumulated
				in Excess of	Other	Treasury
	Common Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
	Shares	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Balance, December 31, 2012	49,526.639	4,953	634,587	(233,208)	(2,934)	—	1,344	404,742
Net income attributable to AERC	—	—	—	61,250	—	—	—	61,250
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	2,232	—	—	2,232
Purchase of noncontrolling interest	—	—	(3,547)	—	—	—	(994)	(4,541)
Redemption of noncontrolling redeemable interest	—	—	355	—	—	—	—	355
Share-based compensation	—	70	5,406	2	—	—	—	5,478
Purchase of common shares	(162,399)	—	—	—	—	(2,618)	—	(2,618)
Issuance of common shares	7,176,107	716	116,029	—	—	6	—	116,751
Option exercises	259,164	21	1,752	—	—	697	—	2,470
Restricted share activity, net	676,681	—	—	—	—	—	—	—
Cash dividends declared and paid to
common shareholders: $0.76 per share	—	—	—	(41,319)	—	—	—	(41,319)
Balance, December 31, 2013	57,476,192	$5,760	$754,582	$(213,275)	$(702)	$(1,915)	$350	$544,800

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flow from operating activities:
Net income	$61,295	$30,611	$5,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	59,832	55,544	53,930
Gain on disposition of properties	(52,828)	(26,849)	(14,597)
Amortization of deferred financing costs and other	1,178	2,168	1,970
Share-based compensation expense	4,611	4,055	3,352
Net change in assets and liabilities:
Accounts receivable	(879)	3,806	5,466
Accounts payable and accrued expenses	(3,267)	1,197	(2,356)
Other operating assets and liabilities	3,621	74	184
Total adjustments	12,268	39,995	47,949
Net cash flow provided by operating activities	73,563	70,606	53,317
Cash flow from investing activities:
Recurring fixed asset additions	(11,710)	(10,659)	(9,815)
Revenue enhancing/non-recurring fixed asset additions	(1,916)	(1,655)	(1,746)
Acquisition fixed asset additions	(234,652)	(159,506)	(138,001)
Development fixed asset additions	(77,094)	(47,701)	(27,270)
Net proceeds from disposition of operating properties	135,580	64,422	28,961
Investment in joint ventures	(9,271)	—	—
Deposits on potential future acquisitions	(13,192)	(4,500)	(200)
Other investing activity	1,079	2,280	1,738
Net cash flow used for investing activities	(211,176)	(157,319)	(146,333)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,785)	(3,058)	(2,860)
Principal repayments of mortgage notes payable	(129,319)	(178,239)	(53,317)
Payment of debt procurement costs	(3,952)	(3,546)	(1,689)
Proceeds from secured mortgages	8,100	48,513	74,800
Proceeds from issuance of unsecured notes	250,000	—	—
Proceeds from term loan borrowings	—	25,000	125,000
Revolving credit facility borrowings	557,200	522,300	251,000
Revolving credit facility repayments	(614,200)	(389,800)	(285,500)
Common share dividends paid	(38,933)	(32,406)	(28,089)
Operating partnership distributions paid	(42)	(54)	(50)
Operating partnership redemption	(1,393)	—	—
Exercise of stock options	2,470	312	810
Issuance of common shares	116,751	98,149	13,300
Purchase of treasury shares	(2,618)	(959)	(857)
Noncontrolling interest investment in partnership	—	350	—
Purchase of noncontrolling interest in partnership	(4,544)	—	—
Other financing activities, net	724	563	426
Net cash flow provided by financing activities	137,459	87,125	92,974
(Decrease) increase in cash and cash equivalents	(154)	412	(42)
Cash and cash equivalents, beginning of period	4,740	4,328	4,370
Cash and cash equivalents, end of period	$4,586	$4,740	$4,328

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties that we own and operate, including consolidated and unconsolidated joint ventures. As of December 31, 2013, our operating portfolio consisted of 53 apartment communities containing 13,676 units in ten states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California, containing approximately 78,800 total square feet (unaudited) of office and commercial space.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of all subsidiaries, any REIT subsidiaries (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act ("RMA") implemented in 1999), an Operating Partnership structured as a DownREIT that owned one of our apartment communities in Florida and in which we own an aggregate 100% and 97.6% equity interest as of December 31, 2013 and 2012, respectively, a partnership in which we were a 90.0% partner at December 31, 2012 that owns our development property in Nashville, Tennessee, which through a redemption of the noncontrolling interest we now hold a 100% interest in as of December 31, 2013, and a partnership in which we were a 97.0% partner at December 31, 2013 and 2012 that owns a property in Bethesda, Maryland.
Limited partnership interests held by others in the Operating Partnership we control are reflected as "Noncontrolling redeemable interest" in the Consolidated Balance Sheets and the partnership in which we are a 97.0% partner are reflected as "Noncontrolling interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement and the partnership agreements, respectively. The DownREIT structure enabled us to acquire multifamily real estate assets in an operating partnership entity that is separate from other properties that we own. In the DownREIT structure, the limited partners originally contributed two real estate assets to the operating partnership and, in return, received partnership units entitling them to a share of the profits, based on the number of operating partnership units. One of the properties was sold in October 2005. The operating partnership units entitled the holders to exchange their partnership units at any time for common shares or to redeem partnership units for cash (at our option). On October 23, 2013, we consummated a subsidiary merger transaction, which was settled on November 6, 2013, that had the effect of converting the remaining OP units into a right to receive cash merger consideration. These transactions had the effect of increasing our interest in the DownREIT Partnership from 97.6% to 100%. All significant intercompany balances and transactions have been eliminated in consolidation.
We own 100% of the common stock of all taxable REIT subsidiaries included in our consolidated financial statements.

Segment Reporting
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. During the twelve months ended December 31, 2013, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that as of December 31, 2013, we have one reportable segment which is multifamily properties.
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

For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is substantially complete and ready for leasing. For properties under development accounted for under the equity method, we capitalize interest costs on our investment through the time the venture commences planned principal operations. We also capitalize internal costs related to our consolidated and equity method ventures, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset. Internal costs associated with the lease up of development properties are not capitalized. Revenue from incidental operations for properties under development are recognized as reductions of capitalized project costs. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during 2013, 2012 and 2011 was $3.6 million, $1.5 million and $740,000, respectively. Total capitalized payroll costs during 2013, 2012 and 2011 were $2.8 million, $2.4 million and $875,000, respectively.

We discontinue the depreciation of assets we have specifically identified as held for sale. There were no properties classified as held for sale at December 31, 2013 and 2012.
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

Impairment of Long-Lived Assets, Development and Investments in Unconsolidated Entities
Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets and external data to the extent available. Real estate assets held for investment are not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the measurement date. If the carrying value of any real estate asset held for investment is not recoverable, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. Our development properties are assessed for impairment as well, in which we consider the projected future cash flows from the development properties' planned use upon project completion in relation to their current carrying value. Our investments in unconsolidated entities are assessed for other than temporary impairment, in which we consider the fair value of the investment in relation to its current carrying value. No impairments were recorded for the years ended December 31, 2013, 2012 and 2011.
We periodically classify real estate assets as held for sale. Upon the classification of a real estate asset as held for sale, we estimate its fair value less costs to sell. If the fair value less costs to sell is less than the carrying value, then we reduce the carrying value to the fair value less costs to sell. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. There were no properties recorded as held for sale at December 31, 2013 and 2012.
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
Rent concessions, including any free rent incurred in connection with residential property leases, are amortized on a straight-line basis over the terms of the related leases (approximately one year) and are charged as a reduction of rental revenue.
Property Management Revenue Recognition
Property management fees are recognized when the related services are performed and the earnings process is complete.
Advertising Costs
We recognize advertising costs as expense when incurred. The total amount charged to advertising expense for the years ended December 31, 2013, 2012 and 2011, were $2.0 million, $2.0 million and $1.8 million, respectively.
Share-Based Compensation
We account for share based compensation using the fair value method to recognize compensation cost. See Note 17 for information about share-based compensation and our equity based award plans.
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units were entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. When the OP units were presented for redemption at the option of the holder, we were obligated to redeem those OP units for either common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption, at our option. No OP Units were redeemed during 2012. During 2013, all remaining OP Units were canceled by means of a merger, and thus there are no OP units remaining as of December 31, 2013.
Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land (unaudited) in Bethesda, Maryland, for $12.2 million that it intends to use for the development of approximately 140 apartment units (unaudited) and 7,000 square feet of commercial space (unaudited). We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest at December 31, 2012. In February 2013 we purchased the interest of the minority 10.0% partner of this partnership and now hold a 100% interest.

Investment in Unconsolidated Entities
During the quarter ended September 30, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property. The land, upon which the partnership intends to construct a 154-unit apartment community (unaudited), was purchased by the partnership on August 9, 2013, for $13.1 million. We are a 50.0% partner with Lincoln. As the joint venture is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint venture is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method.
During the quarter ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party for the development and operation of 950 Third, a 472-unit apartment community (unaudited) located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the joint venture. As the joint venture is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint venture is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. See Note 6 for additional information related to our investment in unconsolidated entities.
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
Reclassifications
Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the 2013 presentation as a result of discontinued operations.

3.    ACQUISITION, DEVELOPMENT, CONSTRUCTION AND DISPOSITION ACTIVITY
Acquisition Activity
The following table provides information on operating properties acquired during 2013 (purchase price in thousands):

Acquisition Date	Property	Location	Units	Purchase Price
November 19, 2013	Lofts at Weston Lakeside	Cary, NC	215	$38,300
November 18, 2013	St. Mary's Square	Raleigh, NC	134	27,325
October 10, 2013	The Apartments at Blakeney (1)	Charlotte, NC	295	53,180
September 27, 2013	Rienzi at Turtle Creek	Dallas, TX	152	48,900
July 16, 2013	Doral West	Doral, FL	388	93,500
			1,184	$261,205

(1)	Purchase price includes assumed $28.0 million loan. Principal balance of loan assumed approximated fair value at time of acquisition.
The following table provides information on operating properties acquired during 2012 (purchase price in thousands):

Acquisition Date	Property	Location	Units	Purchase Price
August 28, 2012	The Park at Crossroads (1)	Cary, NC	344	$35,200
July 23, 2012	21 Forty Medical District	Dallas, TX	396	53,350
July 17, 2012	Southpoint Village	Durham, NC	211	34,800
May 23, 2012	The Apartments at the Arboretum	Cary, NC	205	39,250
May 8, 2012	Desmond's Tower (2)	Los Angeles, CA	—	20,000
			1,156	$182,600

(1)	Purchase price includes assumed $24.9 million loan, with a fair value of $27.6 million.

(2)
In conjunction with our May 2012 acquisition of land for development of an apartment community, we acquired an operating commercial building. This amount represents the purchase price allocation of the commercial building component only. The purchase price allocation of $17.3 million, representing the parking lot to be used for development, is included in the "Consolidated Current Development" table within this Note.

The following table provides information on operating properties acquired during 2011 (purchase price in thousands):

Acquisition Date	Property	Location	Units	Purchase Price
October 17, 2011	The Brixton (1)	Dallas, TX	224	$21,000
August 9, 2011	Dwell Vienna Metro	Fairfax, VA	250	82,600
June 15, 2011	Waterstone at Wellington	Wellington, FL	222	32,820
			696	$136,420

(1)	Purchase price includes assumed $12.3 million loan, with a fair value of $12.9 million.
The following table presents actual and unaudited pro forma information related to the properties acquired during the years ended December 31, 2013 and 2012, respectively. The pro forma information is presented as if the properties acquired during 2013 were acquired on January 1, 2012, as if the properties acquired during 2012 were acquired on January 1, 2011 and gives pro forma results for those properties acquired in 2011. We recognized acquisition costs during the year ended December 31, 2013 totaling $524,000 which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. These acquisition related costs are excluded from pro forma net income applicable to common shares in the year of the acquisition and are added back to the prior year pro forma information. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Year Ended December 31,
(Pro forma amounts unaudited; in thousands, except per share data)	2013	2012	2011
Actual revenue from acquisitions	$6,448	$7,978	$4,599
Actual net (loss) income from acquisitions	(240)	51	(1,068)
Pro forma revenue from total consolidated operations	193,910	184,294	175,074
Pro forma net income applicable to common shares	63,731	32,210	4,847

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$1.23	$0.70	$0.12

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$1.22	$0.70	$0.12

The purchase price allocations for the operating properties acquired were as follows:

	December 31,
(In thousands)	2013	2012	2011
Land	$28,578	$25,638	$20,056
Buildings and improvements	225,792	150,028	110,224
Furniture and fixtures	3,313	3,197	2,319
Existing leases and tenant relationships (Other assets) (1)	3,522	6,313	4,381
Acquired debt (2) (3) (4)	(28,000)	(27,589)	(12,892)
Other liabilities	—	101	—
Total cash paid	$233,205	$157,688	$124,088

(1)	See Note 5 for additional information related to intangible assets identified as existing leases and tenant relationships.

(2)	Fair value was equal to principal amount of loan assumed in 2013 at the time of acquisition.

(3)	Fair value amount of loan assumed in 2012 at the time of acquisition; actual principal amount of loan assumed was $24.9 million,

(4)	Fair value amount of loan assumed in 2011 at the time of acquisition; actual principal amount of loan assumed was $12.3 million.
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties, as identified in the following table, for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. As of December 31, 2013, we have closed on three of the seven properties, The Apartments at Blakeney, St. Mary's Square, and Lofts at Weston Lakeside, respectively, as detailed above. We expect to acquire each of the remaining properties based on the closing periods set forth in the following table. The closing of Alpha Mill Apartments Phase I and Alpha Mill Apartments Phase II is contingent on the completed construction of Alpha Mill Apartments Phase II. The closing of each of 1160 Hammond and Varela is contingent upon the completed construction of such property. Our obligation to purchase this portfolio is subject to certain closing conditions specified in the agreement. If we choose not to purchase one or more of the properties, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposits, which, as of December 31, 2013, aggregate $13.2 million.  This remaining balance of earnest money deposits represents our maximum exposure to loss until the closing of the remaining portfolio properties. We consider our deposits allocated to the entities developing the properties under construction to be variable interests and the development entities to be variable interest entities for which we are not the primary beneficiary as of this reporting date. Although we intend to acquire the entire portfolio and regard our acquisition of each property in the portfolio as probable, there can be no assurance that we will acquire such properties.

The table below provides details for each remaining property the Company plans to acquire:

(Dollar amounts in thousands, except for unit data)
Property	Location	Units	Estimated Closing Period	Purchase Price Allocation
Alpha Mill Apartments Phase I	Charlotte, NC	167	Q2 2014	$27,220
Alpha Mill Apartments Phase II	Charlotte, NC	100	Q2 2014	18,050
1160 Hammond	Atlanta, GA	345	Q4 2014	80,350
Varela	Tampa, FL	350	Q1 2015	79,450
		962		$205,070
During the year ended December 31, 2012, we entered into an agreement to acquire for a purchase price of $80.2 million an apartment project that is being developed in Ft. Lauderdale, Florida. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit. This earnest money deposit represents our maximum exposure to loss until the closing of the property. We consider our deposit to be a variable interest and the development entity to be a variable interest entity for which we are not the primary beneficiary as of the reporting dates.
Development Activity
During the year ended December 31, 2013, we entered into two separate partnerships for development. We entered into a partnership in which we are a 50.0% partner to develop a 154-unit apartment community (unaudited) located in Monrovia, California, which we refer to as Monrovia. We entered into a partnership in which we are a 50.0% partner to develop a 472-unit apartment community (unaudited) located in Los Angeles, California, which we refer to as 950 Third. See Note 6 for additional information related to these partnerships.
On May 28, 2013, we acquired a 3.36 acre (unaudited) parcel of land in San Francisco, California, in the South of Market neighborhood for $46.6 million. The purchase price for the site known as 350 Eighth includes the related entitlement rights, architectural drawings and other matters for which we intend to develop a 410-unit apartment community (unaudited) with commercial space and underground parking. Construction is expected to commence in 2014. On February 3, 2014 we entered into a 50/50 joint venture with AIG Global Real Estate to develop and own this site. For additional information, see Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Consolidated Current Development
The following table identifies our consolidated development activity on which construction has commenced:

(Dollar amounts in thousands)
				Total				Estimated/
			Planned	Estimated			Actual	Actual
Under	Ownership		Total Units	Capital	Cost to	Total	Construction	Construction
Construction	%		(Unaudited)	Cost (1)	Date (3)	Debt	Start	Completion
San Raphael Phase II	100%		99	$13,750	$13,720	$—	Q2 2012	Q4 2013
Dallas, TX
7001 Arlington Road	97.0%	(2)	140	$53,400	$24,489	$—	Q4 2012	Q2 2015
Bethesda, MD
Cantabria	100%		249	$56,800	$23,647	$2,182	Q2 2013	Q1 2015
Dallas, TX
The Desmond on Wilshire	100%		175	$76,300	$28,364	$5,918	Q2 2013	Q4 2015
Los Angeles, CA
Total			663	$200,250	$90,220	$8,100

(1)	Total capital cost represents estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP.

(2)	Ownership percentage based on current equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

(3)	Costs to date include the cost of land.

Consolidated Future Development Pipeline - Unimproved Land

(Dollar amounts in thousands)			Estimated
			Number of Units (2)
Name	Location	Ownership %	(Unaudited)	Costs to Date (3)
350 Eighth (1)	San Francisco, CA	100%	410	$49,791

(1)	On February 3, 2014 we entered into a 50/50 equity joint venture with AIG Global Real Estate to develop and own this property. See Note 19 for additional information.

(2)	Based on current projections as of February 4, 2014.

(3)	Costs to date include the cost of land.

Unconsolidated Future Development Pipeline - Unimproved Land

(Dollar amounts in thousands)			Estimated
			Number of Units (1)	Total Joint Venture
Name	Location	Ownership %	(Unaudited)	Costs to Date (2)
950 Third	Los Angeles, CA	50.0%	472	$32,320	(3)

Monrovia	Monrovia, CA	50.0%	154	14,043	(4)
Total			626	$46,363

(1)	Based on current projections as of February 4, 2014.

(2)	Costs to date include the cost of land.

(3)	The Company's investment in this entity at December 31, 2013 is $2,320.

(4)	The Company's investment in this entity at December 31, 2013 is $7,001.

Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties. As of December 31, 2011, Merit was no longer engaged in the third party construction business.
Disposition Activity
The results of operations for all periods presented and gains related to the sale of operating properties are reported in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income. Real estate assets classified as held for sale are also reported as discontinued operations when all the criteria are met. We classify properties as held for sale when all significant contingencies surrounding the completion of the disposition have been resolved. In most transactions, these contingencies are not satisfied until the actual closing of the transaction. Interest expense included in discontinued operations is limited to interest on mortgage debt specifically associated with properties whose results are included in discontinued operations.
During 2013, we completed the sale of four properties for an aggregate total sales price of $139.0 million and recognized an aggregate gain of $52.8 million. One of the properties was located in Georgia, two in Central Ohio and one in Central Florida.
During 2012, we completed the sale of six properties for an aggregate total sales price of $67.3 million and recognized an aggregate gain of $26.8 million. Four of the properties were located in Western Michigan, one in Central Ohio and one in Georgia.
During 2011, we completed the sale of two properties located in Central Ohio for a total sales price of $30.5 million. We recognized total gains of $14.6 million related to these sales.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, respectively, include the operating results and related gains recognized for four properties sold in 2013, six properties sold in 2012 and two properties sold in 2011. The following table summarizes "Income from discontinued operations:"

(In thousands)	2013	2012	2011
Revenue
Property revenue	$9,191	$21,649	$29,545

Expenses
Property operating and maintenance	4,233	10,351	14,302
Depreciation and amortization	1,779	5,606	8,162
Total expenses	6,012	15,957	22,464
Operating income	3,179	5,692	7,081
Interest expense	—	(1,811)	(3,439)
Operating income, net of interest expense	3,179	3,881	3,642
Gain on disposition of properties	52,828	26,849	14,597
Income from discontinued operations	$56,007	$30,730	$18,239
We have, on occasion, engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our CEO. For the year ended December 31, 2013, in conjunction with our joint venture to develop the 950 Third land and the sale of three properties, HRES received commissions totaling $1.1 million. The aggregate value of these transactions was $130.9 million. For the year ended December 31, 2012, in conjunction with the acquisition of Desmond's Tower and the adjacent parking lot and the sale of six properties, HRES received commissions totaling $1.6 million. The aggregate value of these transactions was $104.6 million. These transactions were approved by the Independent Directors in compliance with Company policy.

4.    RESTRICTED CASH
Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.
Restricted cash is comprised of the following:

	December 31,
(In thousands)	2013	2012
Resident security deposits	$1,524	$1,265
Other escrows	20	344
Deferred compensation	560	418
Escrows and reserve funds for replacements
required by mortgages	1,361	2,402
	$3,465	$4,429
Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. See Note 18 for additional information related to the deferred compensation program.
5.    GOODWILL AND OTHER ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written-off. During the year ended December 31, 2013, we wrote-off $217,000 of our goodwill as a result of property dispositions. The carrying value of our goodwill as of December 31, 2013 and December 31, 2012, was $1.5 million and $1.7 million, respectively. Our annual review of goodwill impairment is completed during the first quarter of each year and more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. The review that was completed during the three months ended March 31, 2013, determined that goodwill was not impaired and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net assets of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Other Assets, Net
Other assets, net, consist of the following:

	December 31,
(In thousands)	2013	2012
Intangible assets	$9,834	$8,985
Less: accumulated amortization	(6,093)	(4,888)
	3,741	4,097
Prepaid expenses	4,029	3,977
Deferred financing costs, net	8,559	6,485
Deposits on potential future acquisitions	17,943	4,500
Other assets	3,687	2,384
	$37,959	$21,443

Property Acquisitions. We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short term nature of residential leases, we believe that existing lease rates approximate market rates; therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months. See "Legal Proceedings" presented in Part I, Item 3 of this report on Form 10-K for additional information related to this lease.
In connection with five multifamily property acquisitions completed during 2013, as discussed in Note 3, we recorded total intangible assets in the amount of $3.5 million related to existing leases and tenant relationships, which are being amortized over 12 months.
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
Our intangible assets related to existing leases and tenant relationships consist of the following:

(In thousands)	December 31,
	2013	2012
Gross carrying amount	$9,834	$8,985
Less: accumulated amortization	(6,093)	(4,888)
	$3,741	$4,097
The aggregate intangible asset amortization expense for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $4.9 million and $8.0 million, respectively.
As of December 31, 2013, the scheduled amortization for each of the next five years are as follows (in thousands):

2014	$2,854
2015	374
2016	374
2017	139
2018	—
$3,741
Gross deferred tax assets of $6.9 million at December 31, 2013 and 2012 are also included in intangible assets. See Note 10 for additional information related to income taxes.
Deferred Financing Costs
Amortization expense for deferred financing costs, including amortization classified in income from discontinued operations, was $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
Monrovia
During the quarter ended September 30, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property. The land, upon which the partnership is developing a 154-unit apartment community (unaudited), was purchased by the partnership on August 9, 2013 for $13.1 million. We are a 50.0% partner with Lincoln, who has contributed $7.0 million to the partnership. As of December 31, 2013, we have contributed $6.9 million to the partnership. Any future equity capital needs will be funded on a 50/50 basis by the partners. Both partners have equal voting rights with respect to all major decisions and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. Lincoln will perform the day-to-day activities on behalf of the partnership. As the joint venture is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint venture is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. The amount of capitalized interest associated with our investment in this property was approximately $66,000 for the year ended December 31, 2013. We also capitalized internal payroll and overhead costs directly related to the development of this property for which we are not being reimbursed in the amount of $17,000 as of December 31, 2013. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $7.0 million as of December 31, 2013. See Note 3 for more information related to this development.
950 Third
During the quarter ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party for the development and operation of 950 Third, a 472-unit apartment community (unaudited) located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the partnership. As of December 31, 2013, we have contributed $1.7 million to the partnership. We expect to fund the remaining portion of our capital contribution during the development and construction process. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We will perform construction management and property management services in accordance with the approved budgets for which we will receive a fee approximating market rates. As of December 31, 2013 we have not yet begun to earn or recognize this fee. As the joint venture is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the joint venture is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. The amount of capitalized interest associated with our investment in this property was approximately $46,000 for the year ended December 31, 2013. We also capitalized internal payroll and overhead costs directly related to the development of this property for which we are not being reimbursed in the amount of $595,000 as of December 31, 2013. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $2.3 million as of December 31, 2013. See Note 3 for more information related to this development.

7.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
	Balance	Average	Balance	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Fixed Rate Debt:
Secured	$271,374	4.9%	$376,278	5.4%
Unsecured - notes	250,000	4.4%	—	—%
Total Fixed Rate Debt	521,374	4.7%	376,278	5.4%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan	125,000	3.0%	125,000	1.9%
Total Variable Rate Debt Swapped to Fixed	125,000	3.0%	125,000	1.9%

Variable Rate Debt Unhedged:
Secured	8,100	1.5%	—	—%
Unsecured - revolver	133,500	1.5%	190,500	1.7%
Unsecured - term loan	25,000	1.9%	25,000	1.9%
Total Variable Rate Debt Unhedged	166,600	1.5%	215,500	1.7%
Total Debt	$812,974	3.8%	$716,778	3.7%
Real estate assets pledged as collateral for all debt had a net book value of $389.1 million and $418.4 million at December 31, 2013 and 2012, respectively.
As of December 31, 2013, the scheduled payments of principal on all debt for each of the next five years and thereafter, are as follows (in thousands):

2014	$46,672
2015	21,491
2016	48,925
2017	134,909
2018	199,069
Thereafter	359,750
Net unamortized discount	2,158
$812,974
Cash paid for interest net of capitalized interest was $24.1 million, $29.1 million and $30.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized interest was $3.6 million, $1.5 million and $740,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table provides information on loans repaid as well as loans obtained during 2013:

	Loans Repaid			Loans Obtained/Assumed
(Dollar amounts in thousands)		Interest			Interest
Property	Amount	Rate (3)		Amount	Rate		Maturity
Annen Woods	$12,740	6.1%		$—	N/A		N/A
Cypress Shores	26,746	6.1%		—	N/A		N/A
Hampton Point	32,279	6.1%		—	N/A		N/A
Reflections	19,025	6.1%		—	N/A		N/A
Windsor Pines	38,529	6.1%		—	N/A		N/A
The Apartments at Blakeney	—	N/A		28,000	4.2%	(1)	January 2022
7001 Arlington Road	—	N/A		2,182	1.4%	(4)	October 2016
Cantabria	—	N/A		5,918	1.6%	(4)	October 2016
Total / weighted average rate	$129,319	6.1%	(2)	$36,100	3.6%	(2)

(1)	Principal balance on loan assumed approximated fair value at time of acquisition.

(2)	Represents weighted average interest rate for the loans listed.

(3)	Represents interest rate at the time of repayment.

(4)	Denotes variable rate construction loan.
Mortgage Notes Payable
At December 31, 2013, mortgage notes payable consisted of 13 project specific loans. Each loan is collateralized by the respective real estate and resident leases. One construction loan was collateralized by the development property located in Bethesda, Maryland and one construction loan was collateralized by the development property located in Dallas, Texas.
At December 31, 2012, mortgage notes payable consisted of 15 project specific loans and, except for five properties, were non-cross-collateralized. Each loan is collateralized by the respective real estate and resident leases. During 2012, we repaid ten loans for a total of $178.2 million with an average interest rate of 5.8% per annum.
Mortgages payable generally require monthly installments of principal and interest and mature at various dates through 2022. Certain of our mortgages require payments of interest only prior to maturity. Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.
Unsecured Revolving Credit Facility
On January 12, 2012, the Company closed on a $350 million senior unsecured revolving credit facility. This credit facility replaced the Company's $250 million line of credit. This new facility has a four year term with a one year extension at the Company's option. Debt procurement costs related to this loan were $2.3 million and were paid in January 2012. From time to time, we have the option to choose either a LIBOR-based or Prime-based variable interest rate on this facility. As of December 31, 2013, the LIBOR-based rate is 1.3% per annum and the Prime-based rate is the prime rate plus 0.3% per annum.
On June 19, 2013, the Company amended the revolving credit facility. Among other modifications, the amendment extends the maturity date from January 12, 2016 to June 15, 2017, and reduces the interest spread and facility fee across the pricing grid. Total costs associated with this amendment were $1.2 million. There were outstanding borrowings of $133.5 million on this facility at December 31, 2013, with a weighted average interest rate of 1.47% per annum. At December 31, 2012, there were outstanding borrowings of $190.5 million with a weighted average interest rate of 1.71% per annum.
Unsecured Term Loan
On October 19, 2012, we completed modifications to our unsecured term loan which included increasing the outstanding principal amount to $150 million from $125 million and extending the maturity date from June 2016 to January 2018. Additionally, an investment grade pricing grid for determining interest rates was added. Total costs associated with this modification were $600,000.

On June 19, 2013, we amended our term loan to implement modifications corresponding to the revolving credit facility modifications.
Unsecured Debt
On January 22, 2013, we completed the issuance of $150.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at a fixed rate of 4.02% per annum, and $87.0 million with a 10-year maturity at a fixed rate of 4.45% per annum. The $150.0 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27% per annum. Proceeds from the issuance were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were $1.0 million.
On October 21, 2013, we completed the issuance of $100.0 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $45.0 million with an 7-year maturity at a fixed rate 4.29% per annum, and $55.0 million with a 10.2-year maturity at a fixed rate of 4.94% per annum. The $100.0 million total issuance had a weighted average term of 8.8 years and a weighted average interest rate of 4.65% per annum. Proceeds from the issuance were used to repay borrowings on the unsecured revolver. Total costs associated with this issuance were $950,000.
8.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units were entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. When the OP units were presented for redemption, we were obligated to redeem those OP units for either common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption, at our option. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 OP units into a right to receive cash merger consideration, pursuant to which we paid $1.4 million on November 6, 2013 in total satisfaction of the transaction. As of December 31, 2013, there were no remaining OP units as all remaining units have been redeemed for cash or canceled in the merger. No OP units were redeemed during 2012 and 2011.
Activity related to the noncontrolling redeemable interest is as follows:

	For the year ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$1,734	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	42	54	51
Distribution to noncontrolling redeemable interest	(42)	(54)	(51)
Redemption of Operating Partnership units	(1,734)	—	—
Balance at end of period	$—	$1,734	$1,734
Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre (unaudited) parcel of land in Bethesda, Maryland, for $12.2 million on which it is developing 140 apartment units (unaudited) and 7,000 square feet of commercial space (unaudited). We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.

On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest in the partnership. In February 2013, we funded the purchase of the interest of the minority 10.0% partner of this partnership for $4.5 million and as a result we own a 100% interest in Vista Germantown.
The following table provides details of the activity related to noncontrolling interests:

	December 31,
(In thousands)	2013	2012
Balance at beginning of period	$1,344	$1,029
Net income (loss)	3	(35)
Purchase of noncontrolling interest	(997)	—
Noncontrolling interest cash contribution	—	350
Balance at end of period	$350	$1,344
The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	December 31,
	2013	2012
Net income attributable to AERC	$61,250	$30,592
Decrease in equity for purchase of noncontrolling interest	(3,547)	—
Change from net income attributable to AERC and net
transfers to noncontrolling interest	$57,703	$30,592
9.    COMMITMENTS AND CONTINGENCIES
Leases
We had no equipment leased under capital leases at December 31, 2013 and 2012. We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are immaterial.
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
Guarantees
We may guarantee mortgage debt of our wholly owned subsidiaries and the properties for which we are a joint venture partner in whole or in part (i.e. for so-called "nonrecourse carve outs"), and some subsidiaries that own unencumbered property guarantee the Company's obligations under the unsecured revolver. In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

10.    INCOME TAXES
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, we are entitled to a tax deduction for dividends paid to shareholders, thereby effectively subjecting the distributed net income to taxation at the shareholder level only, provided we distribute at least 90.0% of our taxable income and meet certain other qualifications.
Our two REIT subsidiaries that have historically engaged in third party property and asset management and third party construction services, respectively, have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code. Accordingly, these TRS entities separately account for income taxes. Taxes are recorded for these two TRS subsidiaries to the extent they recognize net profits for both financial statement and income tax purposes. The 2013, 2012 and 2011 net operating loss carry forwards for these two TRS subsidiaries, in the aggregate, are approximately $13.3 million, $13.2 million and $11.7 million, respectively, and expire during the years 2018 to 2033.
The gross deferred tax assets were $6.9 million, $6.9 million and $6.2 million at December 31, 2013, 2012 and 2011, respectively, and relate principally to net operating losses of the two TRS subsidiaries. Gross deferred tax liabilities of $254,000, $246,000 and $247,000 at December 31, 2013, 2012 and 2011, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $6.6 million, $6.6 million and $6.0 million at December 31, 2013, 2012 and 2011, respectively. We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized. The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable and other liabilities."
At December 31, 2012, our net tax basis of properties exceeds the amount set forth in the Consolidated Balance Sheets by $67.2 million. At December 31, 2013, our net tax basis of properties is below the amount set forth in the Consolidated Balance Sheets by $31.2 million.
Reconciliation between GAAP net income and taxable income:

		Year Ended December 31,
(In thousands)		2013	2012	2011
GAAP net income		$61,250	$30,592	$5,328
Add:	GAAP net income of taxable REIT subsidiaries
	and noncontrolling redeemable interest, net	15	1,224	3,002
GAAP net income from REIT operations (1)		61,265	31,816	8,330

Add:	Book depreciation and amortization	61,834	57,672	55,899
Less:	Tax depreciation and amortization	(41,661)	(39,835)	(35,086)
	Book/tax differences on gains from
	capital transactions	(50,472)	(19,128)	(4,677)
Other book/tax differences, net		(4,616)	1,088	51
Taxable income before adjustments		26,350	31,613	24,517
Less:	Capital gain	(2,356)	(7,762)	(9,920)
Taxable income subject to dividend requirements		$23,994	$23,851	$14,597

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and noncontrolling interests.

Reconciliation between cash dividends paid and dividends paid deduction:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash dividends paid	$38,933	$32,406	$28,089
Less: Portion designated as capital gain distribution	(2,356)	(7,762)	(9,920)
Less: Return of capital	(12,583)	(793)	(3,572)
Taxable income subject to the 90.0% dividend requirement	$23,994	$23,851	$14,597
Dividends Per Share
Total dividends per common share and the related components for the years ended December 31, 2013, 2012 and 2011, as reported for income tax purposes, were as follows:

Year Ended December 31, 2013

		Non-Taxable	Total	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2013	$0.129355	$0.049149	$0.011496	$0.011496	$0.190000
5/1/2013	0.129355	0.049149	0.011496	0.011496	0.190000
8/1/2013	0.129355	0.049149	0.011496	0.011496	0.190000
11/1/2013	0.129355	0.049149	0.011496	0.011496	0.190000
	$0.517420	$0.196596	$0.045984	$0.045984	$0.760000

Year Ended December 31, 2012

		Non-Taxable	Total	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2012	$0.140533	$0.009077	$0.020390	$0.017826	$0.170000
5/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
8/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
11/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
	$0.586933	$0.037910	$0.085157	$0.074451	$0.710000

Year Ended December 31, 2011

		Non-Taxable	Total	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2011	$0.100553	$0.009460	$0.059987	$0.056351	$0.170000
5/2/2011	0.100553	0.009460	0.059987	0.056351	0.170000
8/1/2011	0.100553	0.009460	0.059987	0.056351	0.170000
11/1/2011	0.100553	0.009460	0.059987	0.056351	0.170000
	$0.402212	$0.037840	$0.239948	$0.225404	$0.680000

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$125.0 million
On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150.0 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.70% per annum as of December 31, 2013, or an all-in rate of 3.25% per annum until the loan matures in January 2018. The credit spread is subject to change, from time to time, from a minimum of 1.25% per annum to a maximum of 2.20% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information related to this forward starting interest rate swap.

On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.70% per annum at December 31, 2013, or an all-in-rate of 2.96% per annum. The credit spread is subject to change from time to time from a minimum of 1.25% per annum to a maximum of 2.20% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information related to this forward starting interest rate swap.
The following table presents the fair value of our derivative financial instrument as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of this derivative instrument):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of December 31, 2013		As of December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$1,573	Other assets, net	$—

Fair Value of Derivative Instruments
Liability Derivatives
	As of December 31, 2013		As of December 31, 2012
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swaps	Accounts payable and		Accounts payable and
	other liabilities	$2,275	other liabilities	$2,934

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
(In thousands)
	Location of Gain or	Year Ended
Derivatives in Cash Flow Hedging	(Loss) Recognized	December 31,	December 31,	December 31,
Relationships (Interest Rate Swaps)	in Income on Derivative	2013	2012	2011
Amount of gain/(loss) recognized in OCI on derivative		$1,454	$(2,529)	$(405)

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$(778)	$—	$—

Amount of gain or (loss) recognized in income
on derivative (ineffective portion and amount
excluded from effectiveness testing)	Other expense	$—	$—	$—
The following tables present the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets and Liabilities
				Gross Amounts Not Offset
				in the Balance Sheets
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets/(Liabilities)		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
(In thousands)	Assets/(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Received	Amount
2013 Offsetting Derivative
Assets	$1,573	$—	$1,573	$—	$—	$1,573
Liabilities	$(2,275)	$—	$(2,275)	$—	$—	$(2,275)
2012 Offsetting Derivative
Assets	$—	$—	$—	$—	$—	$—
Liabilities	$(2,934)	$—	$(2,934)	$—	$—	$(2,934)
As of December 31, 2013, the fair value of the derivative in a net liability position, excluding any adjustment for nonperformance risk, was $2.4 million. As of December 31, 2013, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at December 31, 2013, we could have been required to settle our obligations under the agreement at its termination value of $2.4 million, which includes accrued interest of $87,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.3 million.
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
The interest rate swap derivatives, as discussed in detail in Note 11 under "Derivative Instruments and Hedging Activities," are carried at fair value. The fair value of the derivative was determined by using a model that applies discount rates to the expected future cash flows associated with the swap. The significant inputs used in the valuation model to estimate the discount rates and expected cash flows are observable in active markets and, therefore, are Level 2 inputs.
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 54% at December 31, 2013. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at December 31, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$279,474	$—	$—	$284,886
Unsecured debt	533,500	—	530,022	—

Fair Value at December 31, 2012 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$376,278	$—	$—	$403,391
Unsecured debt	340,500	—	339,604	—

13.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Dividends declared but not paid	$12,178	$10,149	$7,659
Issuance of shares for share-based compensation	—	1,916	1,490
Net change in accounts payable related to fixed asset additions	14,360	1,362	97
Net change in accounts payable and security deposits
related to disposition of operating properties	(890)	(638)	(797)
Net change in accounts payable and security deposits
related to acquisition of operating properties	1,800	1,072	463
Mortgage loan assumed (1)(2)(3)	28,000	27,589	12,892

(1)	Principal balance on loan assumed in 2013 approximated fair value at time of acquisition.

(2)	Fair value amount of loan assumed in 2012 at time of acquisition. The principal balance at time of acquisition was $24.9 million. Fair value was determined based on an interest rate of 3.1%.

(3)	Fair value amount of loan assumed in 2011 at time of acquisition. The principal balance at time of acquisition was $12.3 million. Fair value was determined based on an interest rate of 4.5%.
14.    COMMON, TREASURY AND PREFERRED SHARES
Common Shares
In April 2013, we registered an at-the-market ("ATM") program allowing us to sell up to $75.0 million of our common shares in open market transactions at the then current market price per share. As of December 31, 2013, we sold 107,498 shares under this ATM program for total net proceeds of $1.9 million. The proceeds were used for general corporate purposes.
Under Forward Sale Agreements ("FSAs") that we entered into with forward purchasers on May 29, 2013, we agreed to sell 6,500,000 shares plus an option to purchase up to 975,000 additional shares, of which 547,958 shares were exercised on July 2, 2013, for a total of 7,047,958 shares at a public offering price of $17.25 per share that was settled on October 1, 2013.

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

Prior to settlement we classified the FSAs as equity transactions because the forward sale transactions were indexed to our own stock and physical settlement was within our control. As a result of this classification, no amounts were recorded in the consolidated financial statements until settlement of each FSA.

Whether we decided to physically settle or net share settle the FSAs, delivery of our shares upon settlement resulted in dilution to our earnings per share ("EPS") at the date of the settlement. Any dilutive effect of the FSAs on our EPS occurred only during periods when the average market price per share of our common stock during that reporting period was above the per share forward sale price.

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
During 2012, we sold 681,178 shares under our $25.0 million ATM program for total net proceeds of $11.1 million. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes. At June 30, 2012, all $25.0 million of common shares available for issuance under the ATM have been sold and the program has been completed.
During 2011, we sold 788,676 shares under the ATM program for total net proceeds of $13.3 million. The proceeds were used to reduce borrowings on our unsecured revolver and for general corporate purposes.
Treasury Shares
In December 2008, our Board of Directors authorized the repurchase of up to $25.0 million of our common and/or preferred shares. This authorization is in addition to the $1.3 million remaining on our $50.0 million authorization that was originally approved by our Board of Directors in July 2005 and October 2006. As of December 31, 2013, we had repurchased 3,825,125 common shares under this plan at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million. There were no common shares repurchased after the third quarter of 2007 and no preferred shares repurchased after the fourth quarter of 2008 under this authorization. Additionally, we have a policy that allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.
During the year ended December 31, 2013, a total of 466,906 restricted shares had vested and were issued.
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
At December 31, 2013, no Preferred Shares were outstanding.
Shareholder Rights Plan
In January 1999, we adopted a Shareholder Rights Plan. To implement the Plan, the Board of Directors declared a distribution of one Right for each of our outstanding common shares. Each Right entitles the holder to purchase from us 1/1,000th of a Class B Series I Cumulative Preferred Share (a " Class B Preferred Share") at a purchase price of $40 per Right, subject to adjustment. One one-thousandth of a Class B Preferred Share is intended to be approximately the economic equivalent of one common share.

The Rights are not currently exercisable and are traded with our common shares. The Rights will become exercisable if a person or group becomes the beneficial owner of, or announces an offer to acquire, 15.0% or more of the then outstanding common shares. Thereafter, each Right not owned by the acquiring person or its affiliates will entitle its holder to purchase, at the Right's then-current exercise price, fractional Class B Preferred Shares (or, in certain circumstances, common shares, cash, property or other securities) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights become exercisable, we are acquired in a merger or other business combination transaction with an acquiring person or its affiliates, or sell 50% or more of our assets or earning power to an acquiring person or its affiliates, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring person's common shares having a market value of twice the Right's exercise price. The Board of Directors may redeem the Rights, in whole, but not in part, at a price of $0.01 per Right.
The distribution of Rights was made on January 29, 1999, to shareholders of record on that date. The initial distribution of Rights was not taxable to shareholders.
On December 30, 2008, we entered into an Amended and Restated Shareholder Rights Agreement that, among other matters, extended the Plan to December 30, 2018 and revised the Plan definition of "beneficial ownership" to include certain derivative or synthetic arrangements having characteristics of a long position in the Company's common shares.
15.    EARNINGS PER SHARE
The exchange of Operating Partnership noncontrolling redeemable interest into common shares was not included in the computation of diluted EPS because we settled these OP units in cash.

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Numerator - basic and diluted:
Income (loss) from continuing operations	$5,288	$(119)	$(12,871)
Net income attributable to noncontrolling interests	(45)	(19)	(40)
Allocation to participating securities	(19)	—	—
Income (loss) from continuing operations applicable to common shares	$5,224	$(138)	$(12,911)

Income from discontinued operations	$56,007	$30,730	$18,239
Allocation to participating securities	(209)	—	—
Income from discontinued operations applicable to common shares	$55,798	$30,730	$18,239

Denominator - basic:	51,622	46,063	41,657
Effect of dilutive securities (1)	562	—	—
Denominator - diluted:	52,184	46,063	41,657

Net income applicable to common shares - basic:
Income (loss) from continuing operations applicable to common shares	$0.10	$—	$(0.31)
Income from discontinued operations	1.08	0.66	0.44
Net income applicable to common shares - basic	$1.18	$0.66	$0.13

Net income applicable to common shares - diluted:
Income (loss) from continuing operations applicable to common shares	$0.10	$—	$(0.31)
Income from discontinued operations	1.07	0.66	0.44
Net income applicable to common shares - diluted	$1.17	$0.66	$0.13

(1)
For the twelve months ended December 31, 2013, the Company has excluded 10 common share equivalents as their inclusion would be anti-dilutive. For the twelve months ended December 31, 2012 and 2011, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

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
We sponsor a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may elect to contribute up to 50% of their gross wages. After one year of service, we match such contributions at a rate of 25% up to a maximum participant contribution of 6% of wages. We recorded expenses relating to this plan of approximately $153,000, $143,000 and $120,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The following table summarizes the changes in SERP balances for the years ended December 31:

(In thousands)	2013	2012	2011
Balance at beginning of period	$2,283	$2,067	$2,019
Service cost	81	77	83
Interest cost	156	139	129
Distribution	—	—	(164)
Balance at end of period	$2,520	$2,283	$2,067
17.    EQUITY BASED AWARD PLANS
On May 4, 2011, our shareholders approved the Associated Estates Realty Corporation 2011 Equity-Based Award Plan (the "2011 Plan") which had been adopted by our Board of Directors (the "Board") on February 23, 2011, subject to shareholder approval.
A total of 1,726,608 common shares were made available for awards under the 2011 Plan, which included 1,500,000 newly authorized common shares and 226,608 common shares that remained available for awards under our 2008 Equity-Based Award Plan (the "2008 Plan") and our 2001 Equity Incentive Plan (the "2001 Plan"), both of which were approved by our shareholders. The 2011 Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. At December 31, 2013, we had 638,418 common shares available for awards under this plan.

Our 2001 and 2008 Plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. Additionally, our Equity-Based Incentive Compensation Plan (the "Omnibus Plan") expired on February 20, 2005. Outstanding stock options awarded under these plans will remain in effect according to their original terms and conditions. Options were granted with per share exercise prices not less than fair market value at the date of grant and must be exercised within ten years thereof. Options outstanding and exercisable at December 31, 2013, were as follows:

	Options	Options
	Outstanding	Exercisable
2011 Plan	125,000	41,667
2008 Plan	—	—
2001 Plan	366,270	351,270
Omnibus Plan	18,750	18,750
	510,020	411,687
During 2013, 2012 and 2011, our share-based compensation awards consisted primarily of restricted shares. We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company. Certain of our share-based awards require only continued service with the Company to vest. These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date. We recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest is dependent upon the achievement of specified performance goals and/or market conditions. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of shares that will vest. Compensation cost for awards dependent upon market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period. We estimate the amount of expected forfeitures when calculating compensation costs. The forfeiture rates we use were calculated based on our historical forfeiture activity, adjusted for activity that we believe is not representative of expected future activity. During the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation cost in "General and administrative expense" of $4.6 million, $3.7 million and $3.3 million, respectively. Additionally, during the years ended December 31, 2013, 2012 and 2011, we recognized $400,000, $200,000 and $80,000 of share-based compensation in capitalized payroll, respectively. See Note 2 for additional information related to capitalized payroll.
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
We have two compensation plans under which our officers and directors may elect to defer the receipt of restricted shares. These plans are more fully discussed in Note 18. Restricted share awards deferred under these plans are reflected as deferred restricted share equivalent units ("DRSUs") in an individual bookkeeping account maintained for each participant. The vesting of such DRSUs occurs on the same schedule as the restricted shares made subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares made subject to the deferral election.

The following table represents restricted share and DRSU activity for the year ended December 31, 2013:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	DRSUs	Fair Value

Nonvested at beginning of period	525,406	$9.23	58,825	$14.13
Granted	758,193	$10.44	25,848	$17.44
Vested	466,906	$9.19	48,011	$13.94
Forfeited	81,509	$8.48	1,865	$8.38
Nonvested at end of period	735,184	$10.52	34,797	$17.15
The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2012 and 2011 was $16.48 and $15.19, respectively. The total fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $2.9 million and $2.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $669,000, $715,000 and $1.0 million, respectively, recognized as "Paid-in-capital." At December 31, 2013, there was a total of $5.4 million of unrecognized compensation cost related to non-vested restricted share awards and RSUs that we expect to recognize over a weighted average period of 2.5 years.
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
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded. There were no options granted in 2013 and 2011, and 125,000 options granted in 2012. The weighted average Black-Scholes assumptions and fair value for 2012 were as follows:

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
The following table represents stock option activity for the year ended December 31, 2013:

			Weighted-
	Number of	Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise Price	Contract Life
Outstanding at beginning of period	769,184	$10.81
Exercised	259,164	$9.53
Outstanding at end of period	510,020	$11.47	3.6

Exercisable at end of period	411,687	$10.73	2.6
The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2013, was $2.4 million and $2.2 million, respectively.
18.    DIRECTOR/EXECUTIVE COMPENSATION
Elective Deferred Compensation Program
The Associated Estates Realty Corporation Elective Deferred Compensation Program is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue Code, which strictly regulates the timing of elections and payment. Eligibility under the plan shall be determined by the Executive Compensation Committee or its designee, and at December 31, 2013, each of our appointed and/or elected officers was eligible.
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
The plan also permits the deferral of the receipt of restricted shares granted under the 2011 Plan, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units. Dividend credits shall be made to such account in the form of share equivalent units. Distribution of amounts reflected by such share equivalents will be made in the form of shares. The vesting of share equivalent units (together with associated dividend credits for performance based awards) occurs on the same schedule as the restricted shares that had been deferred.
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

At December 31, 2013, there were 307,207 share equivalent units deferred under this plan of which 235,786 represent the deferred share awards and 71,421 of which represent dividend units. At December 31, 2012, there were 286,002 share equivalent units deferred under this plan of which 228,430 represent the deferred share awards and 57,572 of which represent dividend units.
Directors' Deferred Compensation Plan
The Directors' Deferred Compensation Plan allows persons serving as non-employee Directors the option of deferring receipt of compensation otherwise payable to them for their services as Directors, and creates an opportunity for appreciation of the amount deferred based upon the performance of our common shares.
Prior to January 1 of each year, any eligible Director may elect to defer all or a portion of the fees otherwise payable to that Director for that year, and such amount will be credited to a deferral account maintained on behalf of the Director. Fees for each period are converted to "share units" and credited to the deferral account as they are earned. This plan also permits the deferral of the receipt of restricted shares granted, which also will be reflected in a separate bookkeeping account for each individual as share equivalent units.
Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. Share units representing deferred fees and dividend units are vested at all times. Share units representing deferred restricted shares vest on the same schedule as the restricted shares that were deferred. In December 2009 and effective on January 1, 2010, this plan was modified such that all distributions from the plan will be in the form of our common shares instead of cash, except for distributions with a commencement date of December 31, 2009 or prior, which are being made in cash. As a result, the value of the deferred compensation is included in "Paid-in capital" and is not adjusted based upon subsequent changes in the price of our common shares. At December 31, 2013, there were 282,242 share equivalent units under this plan, of which 88,260 units represent the deferral of cash fees earned, 111,916 represents the deferral of shares and 82,066 units represent the deferral of dividends. Distributions of $45,000, $45,000 and $55,000 were made in cash from this plan during 2013, 2012 and 2011, respectively. Additionally, 20,651, 59,988 and 6,276 shares were distributed from this plan during 2013, 2012 and 2011, respectively.
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

Annual Incentive Plan
In February 2011, the Executive Compensation Committee (the "Committee") approved the terms of the Annual Incentive Plan for Officers. Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our five "Named Executive Officers." Officers are rewarded for accomplishing our short-term financial and business unit objectives. Annual incentive opportunities for the Officers were linked to same property NOI, as defined, business unit objectives and individual performance. The Officers earned annual incentives of approximately $2.0 million, $1.9 million and $1.8 million in cash in 2013, 2012 and 2011, respectively.
Long-Term Incentive Plan
Our Long-Term Incentive Plan ("LTIP") is intended to create a stronger link to shareholder returns, reward long-term performance and foster retention of the executives. The Committee determines specific compensation levels for our Officers. Each Officer has threshold, target and maximum award opportunities established that are expressed as a percentage of base salary. The framework of the LTIP includes a single-year and multi-year component.
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
In February of each year, the Committee approves the terms of that year's single-year component of the LTIP. This component focused primarily on interest coverage and fixed charge coverage financial ratios and same property NOI. Officers earned approximately $1.8 million, $2.1 million and $2.3 million under the single-year LTIP in 2013, 2012 and 2011, respectively.
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
In February 2013, the Committee approved the terms of the 2013 multi-year component. This component focuses on absolute and relative cumulative total shareholder return over the three-year period ended December 31, 2015, and continued employment with the Company through December 31, 2016. Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2013 with an intrinsic value of $7.1 million. Shares granted under this component, if any, are eligible for vesting on December 31, 2016, which is the end of the service period.
In February 2010, the Committee approved the terms of the 2010 multi-year component. This component focused on absolute and relative cumulative total shareholder return over the three-year period ending December 31, 2012, and continued employment with the Company through December 31, 2013. Total shareholder return threshold, target and maximum objectives were established and a grant of restricted shares was issued to the Officers in February 2010 with an intrinsic value of $3.9 million. Based upon the performance for the three-year period ended December 31, 2012, shares having an intrinsic value of $3.3 million when granted vested on December 31, 2013, which was the end of the service period.
19.    SUBSEQUENT EVENTS
Joint Venture Partnership. On February 3, 2014, we entered into a 50/50 equity joint venture with AIG Global Real Estate to own and develop a 410-unit apartment community (unaudited) that will be developed on the 3.36 acre land (unaudited) we previously acquired separately on May 28, 2013 in San Francisco, California, in the South of Market neighborhood for $46.6 million. In addition to the apartment community, the site will also include 40,000 square feet of commercial space (unaudited) and a subterranean parking garage. Construction is expected to commence in 2014.

Dividends. On February 3, 2014, we paid a dividend of $0.19 per common share to shareholders of record on January 15, 2014, which had been declared on December 4, 2013. The declaration and payment of quarterly dividends remains subject to review by, and approval of, the Board of Directors.
Dispositions. On February 24, 2014, we completed the sale of a property located in Maryland. The sales price was $60.0 million and we will record an estimated gain of approximately $40 million during the first quarter of 2014. This property was not classified as held for sale at December 31, 2013, as all significant contingencies were not resolved until February 2014.

20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2013
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue as reported in Form 10-Qs	$44,993	$45,663	$47,324
Revenue of sold properties transferred
to discontinued operations	$(2,138)	$(2,179)	$(1,255)
Revenue	$42,855	$43,484	$46,069	$49,070
Operating income	$8,298	$9,047	$9,386	$9,795
Net income	$10,363	$1,652	$20,007	$29,273
Net income attributable to AERC	$10,346	$1,638	$19,993	$29,273
Basic earnings per common share	$0.21	$0.03	$0.40	$0.51
Diluted earnings per common share	$0.20	$0.03	$0.40	$0.51

	2012
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue as reported in Form 10-Qs	$38,207	$39,999	$42,878
Revenue of sold properties transferred
to discontinued operations	$(2,030)	$(2,085)	$(1,210)
Revenue	$36,177	$37,914	$41,668	$42,795
Operating income	$6,512	$6,991	$8,238	$9,204
Net (loss) income	$(2,086)	$23,665	$2,101	$6,931
Net (loss) income attributable to AERC	$(2,081)	$23,669	$2,093	$6,911
Basic earnings per common share	$(0.05)	$0.55	$0.04	$0.14
Diluted earnings per common share	$(0.05)	$0.54	$0.04	$0.14

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (1)	Accounts	Deductions (2)	of Period
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$104	$1,823	$—	$(1,849)	$78
Valuation allowance-deferred tax asset	6,626	6	—	—	6,632

Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$141	$1,991	$—	$(2,028)	$104
Valuation allowance-deferred tax asset	5,970	656	—	—	6,626

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$100	$2,808	$—	$(2,767)	$141
Valuation allowance-deferred tax asset	4,948	1,022	—	—	5,970

(1)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

(2)	Uncollectible amounts reserved for or written-off.

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	February, 1995	5-30	$941	$8,499	$2,724
The Residence at Barrington	September, 1995	5-30	2,357	21,986	1,804
Village at Avon	June, 1998	5-30	2,145	21,704	2,742
Village of Western Reserve	August, 1996	5-30	691	6,866	732
Westchester Townhomes	November, 1989	5-15	693	5,686	1,157
Westlake Seven	October, 1995	5-30	559	332	345
Williamsburg Townhomes	February, 1994	5-30	844	12,787	3,755

CENTRAL OHIO
Bedford Commons	December, 1994	5-30	929	5,751	1,033
Heathermoor	August, 1994	5-30	1,796	8,535	2,132
Kensington Grove	July, 1995	5-30	533	4,600	905
Lake Forest	July, 1994	5-30	824	6,135	1,034
Perimeter Lakes	September, 1996	5-30	1,265	8,647	1,483
Saw Mill Village	April, 1997	5-30	2,548	17,218	4,440
Sterling Park	August, 1994	5-30	646	3,919	588
The Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	3,813
Wyndemere Land	March, 1997	—	200	—	—

SOUTHEAST MICHIGAN
Arbor Landings	June, 1999	5-30	1,129	10,403	10,986
Clinton Place	August, 1997	5-30	1,219	9,478	2,383
Georgetown Park	June, 1999	5-30	1,778	12,141	14,116
Oaks at Hampton	August, 1995	5-30	3,026	27,204	4,755
Spring Valley	October, 1997	5-30	1,433	13,461	1,882

WESTERN MICHIGAN
Landings at the Preserve	September, 1995	5-30	1,081	7,190	1,380
Summer Ridge	April, 1996	5-30	1,251	11,194	2,584

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

(In thousands)	Gross Amount at Which Carried at December 31, 2013
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	$941	$11,223	$12,164	$7,003	$—	—
The Residence at Barrington	2,355	23,792	26,147	12,349	—	—
Village at Avon	2,145	24,446	26,591	11,323	19,945	December, 2015
Village of Western Reserve	691	7,598	8,289	3,772	—	—
Westchester Townhomes	693	6,843	7,536	5,658	—	—
Westlake Seven	—	1,236	1,236	1,152	—	—
Williamsburg Townhomes	844	16,542	17,386	10,595	—	—

CENTRAL OHIO
Bedford Commons	929	6,784	7,713	4,221	—	—
Heathermoor	1,796	10,667	12,463	6,858	—	—
Kensington Grove	533	5,505	6,038	3,309	—	—
Lake Forest	824	7,169	7,993	4,512	—	—
Perimeter Lakes	1,265	10,130	11,395	6,001	—	—
Saw Mill Village	2,548	21,658	24,206	12,143	16,191	April, 2016
Sterling Park	646	4,507	5,153	2,839	—	—
The Residence at
Christopher Wren	1,560	17,567	19,127	11,127	—	—
Wyndemere Land	200	—	200	—	—	—

SOUTHEAST MICHIGAN
Arbor Landings	1,682	20,836	22,518	11,493	—	—
Clinton Place	1,219	11,861	13,080	6,519	—	—
Georgetown Park	2,128	25,907	28,035	15,259	—	—
Oaks at Hampton	3,026	31,959	34,985	19,587	—	—
Spring Valley	1,433	15,343	16,776	8,433	10,817	June, 2014

WESTERN MICHIGAN
Landings at the Preserve	1,143	8,508	9,651	5,065	—	—
Summer Ridge	1,251	13,778	15,029	8,004	—	—

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
SOUTHEAST FLORIDA
Cypress Shores	February, 1998	5-30	$2,769	$16,452	$1,965
Doral West (2)	July, 2013	5-30	12,060	79,513	405
Vista Lago (2)	March, 2005	5-30	4,012	35,954	588
Waterstone at Wellington (2)	June, 2011	5-30	5,948	25,456	551
Windsor Pines	October, 1998	5-30	4,834	28,795	1,669

ATLANTA
Cambridge at Buckhead (2)	October, 2005	5-30	6,166	16,730	979
Morgan Place	July, 1998	5-30	3,292	9,159	1,322

MARYLAND
Annen Woods	July, 1998	5-30	1,389	9,069	1,983
Reflections	February, 1998	5-30	1,807	12,447	4,018

METRO DC
7001 Arlington Road (3)	—	—	12,650	—	—
Dwell Vienna Metro (2)	August, 2011	5-30	11,241	67,130	423
Hampton Point	July, 1998	5-30	3,394	21,703	7,237

INDIANAPOLIS
Center Point	August, 1997	5-30	1,508	22,861	2,298
Residence at White River	February, 1997	5-30	1,064	11,631	2,387
Steeplechase at Shiloh	July, 1998	5-30	2,261	16,257	1,087

RALEIGH-DURHAM
Lofts at Weston Lakeside (2)	November, 2013	5-30	4,112	33,105	—
Southpoint Village (2)	July, 2012	5-30	3,307	29,661	251
St. Mary's Square (2)	November, 2013	5-30	3,065	23,481	—
The Apartments at the Arboretum (2)	May, 2012	5-30	4,008	33,411	339
The Park at Crossroads (2)	August, 2012	5-30	5,520	31,391	615

CHARLOTTE
The Apartments at Blakeney (2)	October, 2013	5-30	5,430	46,013	28

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

(In thousands)	Gross Amount at Which Carried at December 31, 2013
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
SOUTHEAST FLORIDA
Cypress Shores	$2,769	$18,417	$21,186	$9,758	$—	—
Doral West (2)	12,060	79,918	91,978	1,466	—	—
Vista Lago (2)	4,012	36,542	40,554	11,706	—	—
Waterstone at Wellington (2)	5,948	26,007	31,955	2,698	—	—
Windsor Pines	4,834	30,464	35,298	15,729	—	—

ATLANTA
Cambridge at Buckhead (2)	6,166	17,709	23,875	5,325	—	—
Morgan Place	3,292	10,481	13,773	5,385	—	—

MARYLAND
Annen Woods	1,389	11,052	12,441	5,735	—	—
Reflections	1,807	16,465	18,272	8,439	—	—

METRO DC
7001 Arlington Road (3)	12,650	—	12,650	—	2,182	October, 2016
Dwell Vienna Metro (2)	11,241	67,553	78,794	6,210	41,167	June, 2022
Hampton Point	3,394	28,940	32,334	14,765	—	—

INDIANAPOLIS
Center Point	1,470	25,197	26,667	13,817	—	—
Residence at White River	1,064	14,018	15,082	7,614	9,221	June, 2014
Steeplechase at Shiloh	2,261	17,344	19,605	8,937	—	—

RALEIGH-DURHAM
Lofts at Weston Lakeside (2)	4,112	33,105	37,217	122	—	—
Southpoint Village (2)	3,307	29,912	33,219	1,699	—	—
St. Mary's Square (2)	3,065	23,481	26,546	81	—	—
The Apartments at
the Arboretum (2)	4,008	33,750	37,758	2,202	—	—
The Park at Crossroads (2)	5,520	32,006	37,526	1,898	26,249	August, 2016

CHARLOTTE
The Apartments at Blakeney (2)	5,430	46,041	51,471	487	28,000	January, 2022

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
NORTHERN VIRGINIA
Ashborough (2)	September, 2010	5-30	$20,136	$65,885	$579
Riverside Station (2)	May, 2010	5-30	13,680	38,708	419
Westwind Farms (2)	December, 2010	5-30	18,265	67,098	593

SOUTHEAST VIRGINIA
River Forest (2)	April, 2008	5-30	4,655	25,758	7,252
The Alexander at Ghent (2)	June, 2007	5-30	4,368	43,263	1,045
The Belvedere (2)	April, 2008	5-30	6,044	35,353	465

CALIFORNIA
350 Eighth (3)	—	—	45,936	—	—
Desmond's Tower (2) (4)	May, 2012	14-30	7,390	10,615	—
The Desmond on Wilshire (3)	May, 2012	—	17,491	—	—

DALLAS
Cantabria (3)	—	—	6,983	—	—
Rienzi at Turtle Creek (2)	September, 2013	5-30	3,911	43,680	30
San Raphael (2)	October, 2010	5-30	3,777	15,795	900
San Raphael Phase II (3)	—	—	733	12,322	—
The Brixton (2)	October, 2011	5-30	2,867	17,638	618
21 Forty Medical District (2)	July, 2012	5-30	5,413	44,823	446

NASHVILLE
Vista Germantown	November, 2012	5-30	5,649	29,389	196
			$296,583	$1,258,036	107,461

MISCELLANEOUS
Improvements	November, 1993	10-30			6,921
					$114,382

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

(In thousands)	Gross Amount at Which Carried at December 31, 2013
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
NORTHERN VIRGINIA
Ashborough (2)	$20,136	$66,464	$86,600	$8,426	$47,591	May, 2018
Riverside Station (2)	13,680	39,127	52,807	5,499	35,380	September, 2020
Westwind Farms (2)	18,265	67,691	85,956	8,186	—	—

SOUTHEAST VIRGINIA
River Forest (2)	4,644	33,021	37,665	6,725	—	—
The Alexander at Ghent (2)	4,367	44,309	48,676	10,982	24,500	October, 2014
The Belvedere (2)	6,044	35,818	41,862	7,602	—	—

CALIFORNIA
350 Eighth (3)	45,936	—	45,936	—	—	—
Desmond's Tower (2) (4)	7,390	10,615	18,005	714	—	—
The Desmond on Wilshire (3)	17,491	—	17,491	—	—	—

DALLAS
Cantabria (3)	6,983	—	6,983	—	5,918	October, 2016
Rienzi at Turtle Creek (2)	3,911	43,710	47,621	413	—	—
San Raphael (2)	3,777	16,695	20,472	2,233	—	—
San Raphael Phase II (3)	733	12,322	13,055	136	—	—
The Brixton (2)	2,867	18,256	21,123	1,633	12,313	June, 2019
21 Forty Medical District (2)	5,413	45,269	50,682	2,635	—	—

NASHVILLE
Vista Germantown	5,649	29,585	35,234	2,157	—	—
	296,937	1,365,143	1,662,080	358,636	$279,474

MISCELLANEOUS	1,504	5,417	6,921	2,996
Land, Building and
Improvements	$298,441	$1,370,560	1,669,001	361,632
Furniture, Fixtures and
Equipment			39,725	25,209
Construction in Progress			42,793	—
GRAND TOTALS			$1,751,519	$386,841

(1)	Encumbrances include mortgage debt secured by the real estate assets.

(2)
For acquisitions initiated after June 30, 2001, intangible assets such as in place leases were recognized upon the acquisition of these properties and are not included in the initial costs or historical costs shown.

(3)	Currently under development.

(4)	Commercial building containing 78,800 total square feet (unaudited).

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
The aggregate cost for federal income tax purposes was approximately $1.6 billion at December 31, 2013.
The changes in total real estate assets for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011

Balance, beginning of period	$1,511,647	$1,345,439	$1,210,289
Disposal of fixed assets	(124,684)	(75,770)	(37,443)
New acquisition properties	257,683	178,864	138,050
Improvements	106,873	63,114	34,543
Balance, end of period	$1,751,519	$1,511,647	$1,345,439
The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011

Balance, beginning of period	$371,730	$358,605	$335,289
Disposal of fixed assets	(40,844)	(37,531)	(22,643)
Depreciation for period	55,955	50,656	45,959
Balance, end of period	$386,841	$371,730	$358,605