Form 10-Q
period 2014-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2014-05-02
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding as of April 25, 2014 was 57,566,216 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2014	2013
ASSETS
Real estate assets
Land	$243,462	$298,441
Buildings and improvements	1,314,095	1,370,560
Furniture and fixtures	38,503	39,725
Construction in progress	53,753	42,793
Gross real estate	1,649,813	1,751,519
Less: accumulated depreciation	(383,808)	(386,841)
Real estate held for sale, net of accumulated depreciation of $2,879	33,772	—
Net real estate owned	1,299,777	1,364,678
Investment in unconsolidated entities	35,007	9,321
Total net real estate	1,334,784	1,373,999
Cash and cash equivalents	11,619	4,586
Restricted cash	3,789	3,465
Accounts receivable, net
Rents	979	1,230
Other	5,211	1,258
Other assets, net	37,768	37,959
Total assets	$1,394,150	$1,422,497
LIABILITIES AND EQUITY
Mortgage notes payable	$269,084	$279,474
Unsecured notes	250,000	250,000
Unsecured revolving credit facility	89,000	133,500
Unsecured term loan	150,000	150,000
Total debt	758,084	812,974
Accounts payable and other liabilities	38,346	42,882
Dividends payable	11,377	12,178
Resident security deposits	4,029	4,112
Accrued interest	4,969	5,551
Total liabilities	816,805	877,697

Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 57,627,745 issued and 57,566,529 outstanding at
March 31, 2014 and 57,595,479 issued and 57,476,192
outstanding at December 31, 2013, respectively	5,763	5,760
Paid-in capital	755,021	754,582
Accumulated distributions in excess of accumulated net income	(182,050)	(213,275)
Accumulated other comprehensive loss	(765)	(702)
Less: Treasury shares, at cost, 61,216 and 119,287 shares
at March 31, 2014 and December 31, 2013, respectively	(974)	(1,915)
Total shareholders' equity attributable to AERC	576,995	544,450
Noncontrolling interest	350	350
Total equity	577,345	544,800
Total liabilities and equity	$1,394,150	$1,422,497

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2014	2013
REVENUE
Property revenue	$49,150	$42,544
Office revenue	478	312
Property management and construction services revenue	87	—
Total revenue	49,715	42,856
EXPENSES
Property operating and maintenance	19,368	16,196
Depreciation and amortization	16,295	13,890
General and administrative	5,319	4,958
Development costs	330	262
Construction services	57	—
Costs associated with acquisitions	86	—
Total expenses	41,455	35,306
Operating income	8,260	7,550
Interest expense	(6,953)	(7,421)
Income from continuing operations	1,307	129
Income from discontinued operations:
Operating income, net of interest expense	—	1,438
Gain on disposition of properties	—	8,796
Income from discontinued operations	—	10,234
Income before gain on disposition of properties	1,307	10,363
Gain on disposition of properties	40,966	—
Net income	42,273	10,363
Net income attributable to noncontrolling interests	—	(17)
Net income attributable to AERC	$42,273	$10,346
Allocation to participating securities	(157)	(48)
Net income applicable to common shares	$42,116	$10,298

Earnings per common share - basic:
Income from continuing operations applicable to common shares	$0.73	$—
Income from discontinued operations	—	0.21
Net income applicable to common shares - basic	$0.73	$0.21

Earnings per common share - diluted:
Income from continuing operations applicable to common shares	$0.73	$—
Income from discontinued operations	—	0.20
Net income applicable to common shares - diluted	$0.73	$0.20

Comprehensive income:
Net income	$42,273	$10,363
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	(63)	(112)
Total comprehensive income	42,210	10,251
Comprehensive income attributable to noncontrolling interests	—	(17)
Total comprehensive income attributable to AERC	$42,210	$10,234

Dividends declared per common share	$0.19	$0.19

Weighted average shares outstanding - basic	57,362	49,634

Weighted average shares outstanding - diluted	57,833	50,280

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash flow from operating activities:
Net income	$42,273	$10,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,295	14,561
Gain on disposition of properties	(40,966)	(8,796)
Amortization of deferred financing costs and other	277	299
Share-based compensation expense	1,333	1,419
Net change in assets and liabilities:
Accounts receivable	575	(736)
Accounts payable and accrued expenses	(5,709)	(2,384)
Other operating assets and liabilities	(1,510)	844
Total adjustments	(29,705)	5,207
Net cash flow provided by operating activities	12,568	15,570
Cash flow from investing activities:
Recurring fixed asset additions	(1,914)	(2,140)
Revenue enhancing/non-recurring fixed asset additions	(325)	(25)
Acquisition fixed asset additions	(654)	(395)
Development fixed asset additions	(13,617)	(4,017)
Net proceeds from disposition of operating properties	58,086	61,970
Contributions to joint ventures	(588)	—
Cash proceeds from sale of equity interest in development property	24,075	—
Costs paid on behalf of joint venture	(2,734)	—
Other investing activity	(378)	(798)
Net cash flow provided by investing activities	61,951	54,595
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(511)	(826)
Principal repayments of mortgage notes payable	(20,038)	—
Payment of debt procurement costs	(130)	(1,055)
Proceeds from secured construction loans	10,351	—
Proceeds from issuance of unsecured notes	—	150,000
Revolving credit facility borrowings	110,500	67,200
Revolving credit facility repayments	(155,000)	(257,700)
Common share dividends paid	(11,747)	(9,346)
Operating partnership distributions paid	—	(16)
Exercise of stock options	—	1,550
Purchase of treasury shares	(994)	(697)
Purchase of noncontrolling interest in partnership	—	(4,544)
Other financing activities, net	83	78
Net cash flow used for financing activities	(67,486)	(55,356)
Increase in cash and cash equivalents	7,033	14,809
Cash and cash equivalents, beginning of period	4,586	4,740
Cash and cash equivalents, end of period	$11,619	$19,549
Supplemental disclosure of non-cash transactions:
Dividends declared but not paid	$11,377	$10,283
Net change in accounts payable related to fixed asset additions	2,537	(141)
Net change in accounts payable and security deposits
related to disposition of operating properties	(145)	(322)
Deconsolidation of net assets	26,238	—

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. Additional income is derived from property management and construction services revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties that we own and operate, including consolidated and unconsolidated joint ventures. As of March 31, 2014, our operating portfolio consisted of 52 apartment communities containing 13,324 units in ten states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California, containing approximately 78,800 total square feet of office and commercial space. Additionally, we provide property management services for a fee for Phase I and Phase II of an apartment community that we expect to acquire, subject to construction completion of Phase II, pursuant to an existing contract.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of normal and recurring adjustments considered necessary for a fair statement have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013.
Segment Reporting
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. During the three months ended March 31, 2014, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that as of March 31, 2014, we have one reportable segment which is multifamily properties.
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

For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is substantially complete and ready for leasing. For properties under development accounted for under the equity method, we capitalize interest costs on our investment through the time the venture commences planned principal operations. We also capitalize internal costs related to our consolidated and equity method ventures, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset. Certain costs associated with the lease-up of development projects, such as signs and "grand openings" are capitalized and amortized over the estimated life of average tenant relationships, which are approximately 12 months. All other internal costs associated with the lease up of development properties are expensed as incurred. Revenue from incidental operations for properties under development are recognized as reductions of capitalized project costs. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three months ended March 31, 2014 and 2013 was $1.0 million and $480,000, respectively. Total capitalized payroll costs during the three months ended March 31, 2014 and 2013 were $770,000 and $590,000, respectively.
We discontinue the depreciation of assets we have specifically identified as held for sale. There was one property classified as held for sale at March 31, 2014, and no properties were classified as held for sale at December 31, 2013.
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
Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting of Discontinued Operations and Disclosures of Components of an Entity. This ASU states that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Prior accounting guidance held that a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. This led to many disposals, many of which were routine in nature and did not change an entity's strategy, to be reported as discontinued operations. The amendments in this ASU require expanded disclosure for discontinued operations, which should provide financial statement users with more information about the assets, liabilities, revenues and expenses of discontinued operations. As such, our disposition of individual properties will generally no longer meet the guidance to be classified as discontinued operations. See Note 3 for additional information related to how this ASU affects our current reporting. This updated guidance requires prospective application for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. We adopted this guidance effective January 1, 2014.

3.    ACQUISTION, DEVELOPMENT, AND DISPOSITION ACTIVITY
Acquisition Activity
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. During the year ended December 31, 2013, we closed on three of the seven properties: The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside. We expect to acquire each of the remaining properties based on the closing periods set forth in the following table. The closing of each of Alpha Mill Apartments Phase II, 1160 Hammond and Varela is contingent upon the completed construction of such property. Our obligation to purchase this portfolio is subject to certain closing conditions specified in the agreement. If we choose not to purchase one or more of the properties, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposits, which, as of March 31, 2014, aggregate $13.2 million. This remaining balance of earnest money deposits represents our maximum exposure to loss until the closing of the remaining portfolio properties. We consider our deposits allocated to the entities developing the properties under construction to be variable interests and the development entities to be variable interest entities for which we are not the primary beneficiary as of this reporting date. Although we intend to acquire the entire portfolio and regard our acquisition of each property in the portfolio as probable, there can be no assurance that we will acquire such properties.
The table below provides details for each remaining property we plan to acquire:

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
Development Activity
On May 28, 2013, we acquired a 3.36 acre parcel of land in the South of Market neighborhood of San Francisco, California for $46.6 million. On February 3, 2014, we entered into a 50/50 partnership with AIG Global Real Estate to develop and own this site known as 350 Eighth. The partnership intends to develop a 410-unit apartment community with commercial space and underground parking. See Note 6 for additional information related to this development.

The following table identifies our consolidated development activity on which construction has commenced:

				Total
(Dollar amounts in thousands)				Estimated			Actual	Estimated
Under	Ownership		Total	Capital	Cost to	Total	Construction	Construction
Construction	%		Units	Cost (1)	Date (3)	Debt	Start	Completion
7001 Bethesda	97.0%	(2)	140	$53,400	$28,592	$5,837	Q4 2012	Q2 2015
Bethesda, MD
Cantabria	100.0%		249	$56,800	$32,379	$12,614	Q2 2013	Q1 2015
Dallas, TX
The Desmond on Wilshire	100.0%		175	$76,300	$30,579	$—	Q2 2013	Q4 2015
Los Angeles, CA
Total			564	$186,500	$91,550	$18,451

(1)	Total capital cost represents estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP.

(2)	Ownership percentage based on current equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

(3)	Cost to date includes the cost of land.
The following table identifies our unconsolidated development activity that is in early stages of construction or in the planning phase:

(Dollar amounts in thousands)			Estimated	Cost	Company
Name	Location	Ownership %	Total Units (1)	to Date (2)	Investment to Date
350 Eighth	San Francisco, CA	50.0%	410	$53,903	$25,074
950 Third	Los Angeles, CA	50.0%	472	$32,924	$2,527
Monrovia	Monrovia, CA	50.0%	154	$14,636	$7,406
Total			1,036	$101,463	$35,007

(1)	Based on current projections as of April 29, 2014.

(2)	Cost to date includes the cost of land.
Disposition Activity
The results of operations and gains related to the sale of operating properties for the current period presented are reported in income from continuing operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Prior to adoption of ASU 2014-08, and in all prior periods presented, these results were reported in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income. Furthermore, the results of properties classified as held for sale are now reported in income from continuing operations. See Note 2 for additional information related to how this ASU affects our current reporting.
During the three months ended March 31, 2014, we completed the sale of one property in Silver Spring, Maryland for a sales price of $60.0 million and recognized a gain of $41.0 million.

"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013, includes the operating results for four properties sold in 2013 as well as the recognized gain related to the one property sold during the three months ended March 31, 2013. The following table summarizes "Income from discontinued operations:"

Three Months Ended
March 31,
(In thousands)	2013
Revenue
Property revenue	$4,060

Expenses
Property operating and maintenance	1,951
Depreciation and amortization	671
Total expenses	2,622
Operating income	1,438
Gain on disposition of properties	8,796
Income from discontinued operations	$10,234
We have, on occasion, engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our CEO. While no commissions were paid to HRES for the three months ended March 31, 2014, a commission totaling $244,000 was paid in conjunction with the sale of one property in Nashville, Tennessee for $53.3 million on April 2, 2014. See Note 14 for further details on this property sale. For the three months ended March 31, 2013, in conjunction with the sale of one property, HRES received a commission totaling $274,000. The value of this transaction was $63.2 million. These transactions were approved by the Company's independent directors in compliance with Company policy.
4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$250,633	4.9%	$271,374	4.9%
Unsecured - notes	250,000	4.4%	250,000	4.4%
Total Fixed Rate Debt	500,633	4.7%	521,374	4.7%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan	125,000	3.0%	125,000	3.0%
Total Variable Rate Debt Swapped to Fixed	125,000	3.0%	125,000	3.0%

Variable Rate Debt Unhedged:
Secured	18,451	1.5%	8,100	1.5%
Unsecured - revolver	89,000	1.5%	133,500	1.5%
Unsecured - term loan	25,000	1.9%	25,000	1.9%
Total Variable Rate Debt Unhedged	132,451	1.5%	166,600	1.5%
Total Debt	$758,084	3.8%	$812,974	3.8%

Mortgage Notes Payable
The following table provides information on mortgage loans repaid during the three months ended March 31, 2014:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate
Residence at White River	$9,221	5.4%
Spring Valley	10,817	5.4%
Total/weighted average rate	$20,038	5.4%	(1)

(1)	Represents weighted average interest rate for the loans listed.
Additionally, we have drawn $12.6 million on the construction loan on Cantabria and $5.8 million on the construction loan on 7001 Bethesda as of March 31, 2014. Cash paid for interest net of capitalized interest was $7.1 million and $5.8 million for the three months ended March 31, 2014 and 2013, respectively.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written-off. During the three months ended March 31, 2014, we wrote-off $54,000 of our goodwill as a result of property dispositions. The carrying value of our goodwill as of March 31, 2014 and December 31, 2013 was $1.5 million and $1.5 million, respectively. Our annual review of goodwill impairment is completed during the first quarter of each year (and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable). The review that was completed during the three months ended March 31, 2014 determined that goodwill was not impaired and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net assets of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result which could materially impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases and tenant relationships. The intangible assets are amortized over the remaining lease terms or estimated life of the tenant relationship, which is approximately 12 months. Due to the short-term nature of residential leases, we believe that existing lease rates approximate market rates. Therefore no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months. See Note 13 for additional information related to this lease.

6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
350 Eighth
On February 3, 2014, we entered into a partnership agreement with AIG Global Real Estate ("AIG"), an unrelated third-party, for the development and operation of 350 Eighth, a 410-unit apartment community with commercial space and underground parking located in San Francisco, California. We are a 50.01% partner with AIG, who has contributed $24.1 million to the partnership. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. Any future equity capital needs will be funded according to the partners' percentage interests in the partnership. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We will perform construction management and property management services in accordance with the approved budgets for which we will receive fees. As of March 31, 2014, we have recognized $66,000 of the construction management fee. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. At March 31, 2014, we have a cumulative basis difference in the partnership of $250,000 due to capitalization of internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $25.1 million as of March 31, 2014. See Note 3 for more information related to this development. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan in connection with the partnership's development. See Note 14 for more information related to this subsequent event.

950 Third
During the year ended December 31, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party, for the development and operation of 950 Third, a 472-unit apartment community located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the partnership. As of March 31, 2014, we have contributed $2.1 million to the partnership. We expect to fund the remaining portion of our capital contribution during the development and construction process. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We will perform construction management and property management services in accordance with the approved budgets for which we will receive fees. As of March 31, 2014, we have not yet begun to receive or recognize these fees. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. At March 31, 2014, we have a cumulative basis difference in the partnership of $470,000 due to the capitalization of internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the partnership is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $2.5 million as of March 31, 2014. See Note 3 for more information related to this development.
Monrovia
During the year ended December 31, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party, for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property. The land, upon which the partnership is developing a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We are a 50.0% partner with Lincoln, who has contributed $7.3 million to the partnership. As of March 31, 2014, we have contributed $7.2 million to the partnership. Any future equity capital needs will be funded on a 50/50 basis by the partners. Both partners have equal voting rights with respect to all major decisions and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. Lincoln will perform the day-to-day activities on behalf of the partnership. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. At March 31, 2014, we have a cumulative basis difference in the partnership of $170,000 due to the capitalization of internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the partnership is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $7.4 million as of March 31, 2014. See Note 3 for more information related to this development.

7.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units were entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. When the OP units were presented for redemption, we were obligated to redeem those OP units for either common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption, at our option. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 OP units into a right to receive cash merger consideration, pursuant to which we paid $1.4 million on November 6, 2013. As of December 31, 2013, there were no remaining OP units as all remaining units had been redeemed for cash or canceled in the merger. No OP units were redeemed during the three months ended March 31, 2013.
Activity related to the noncontrolling redeemable interest is as follows:

(In thousands)	2013
Balance as of January 1, 2013	$1,734
Net income attributable to noncontrolling redeemable interest	14
Distribution to noncontrolling redeemable interest	(14)
Balance as of March 31, 2013	$1,734
Noncontrolling Interests
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 97.0% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 apartment units and 7,000 square feet of commercial space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest in the partnership. In February 2013, we funded the redemption of the interest of the minority 10.0% partner of this partnership for $4.5 million, as a result of which we owned a 100% interest in Vista Germantown as of March 31, 2014. On April 2, 2014, we disposed of Vista Germantown for a sales price of $53.3 million. See Note 14 for further detail related to this subsequent event.
The following table provides details of the activity related to the noncontrolling interests:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Balance at beginning of period	$350	$1,344
Net income	—	3
Purchase of noncontrolling interest	—	(997)
Balance at end of period	$350	$350

The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to AERC	$42,273	$10,346
Decrease in equity for purchase of noncontrolling interest	—	(3,547)
Change from net income attributable to AERC and net
transfers to noncontrolling interest	$42,273	$6,799
8.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Three Months Ended March 31, 2014
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-In	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Loss	(at Cost)	Interest
Balance, December 31, 2013	$5,760	$754,582	$(213,275)	$(702)	$(1,915)	$350
Net income attributable to AERC	—	—	42,273	—	—	—
Other comprehensive income:
Changes in fair value of hedge
instruments	—	—	—	(63)	—	—
Share-based compensation	—	439	—	—	1,935	—
Purchase of common shares	—	—	—	—	(994)	—
Issuance of common shares	3	—	—	—	—	—
Common share dividends declared	—	—	(11,048)	—	—	—
Balance, March 31, 2014	$5,763	$755,021	$(182,050)	$(765)	$(974)	$350

9.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2014	2013
Numerator - basic and diluted:
Income from continuing operations	$1,307	$129
Gain on disposition of properties	40,966	—
Net income attributable to noncontrolling interests	—	(17)
Allocation to participating securities	(157)	(4)
Income from continuing operations applicable to common shares	$42,116	$108

Income from discontinued operations	$—	$10,234
Allocation to participating securities	—	(44)
Income from discontinued operations applicable to common shares	$—	$10,190

Denominator - basic:	57,362	49,634
Effect of dilutive securities (1)	471	646
Denominator - diluted:	57,833	50,280

Net income applicable to common shares - basic:
Income from continuing operations applicable to common shares	$0.73	$—
Income from discontinued operations	—	0.21
Net income attributable to common shares - basic	$0.73	$0.21

Net income applicable to common shares - diluted:
Income from continuing operations applicable to common shares	$0.73	$—
Income from discontinued operations	—	0.20
Net income attributable to common shares - diluted	$0.73	$0.20

(1)	The Company has excluded 42 and 83 stock options for the three months ended March 31, 2014 and 2013, respectively as their inclusion would be anti-dilutive.
10.    EQUITY BASED AWARD PLANS
During the three months ended March 31, 2014 and 2013, we recognized share-based compensation cost of $1.3 million and $1.4 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, during the three months ended March 31, 2014 and 2013, we capitalized $100,000 and $110,000, respectively, of share-based compensation related to time incurred on development projects. See Note 2 for additional information related to capitalized payroll.

Restricted Shares. Restricted shares generally have the same rights as our common shares, except for transfer restrictions and forfeiture provisions. We have two compensation plans under which our officers and directors may elect to defer the receipt of restricted shares. Restricted share awards deferred under these plans are reflected as deferred restricted share equivalent units ("DRSUs") in an individual bookkeeping account maintained for each participant. The vesting of DRSUs occurs on the same schedule as the restricted shares made subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares subject to the deferral election. DRSUs are not included in the number of issued and outstanding common shares reflected in the "Equity" section of our Consolidated Balance Sheets. DRSUs with non-forfeitable dividend rights are included in the allocation to participating securities using the two-class method. DRSUs with forfeitable dividend rights do not qualify as participating securities, and are included in the calculation of diluted earnings per share to the extent they are not anti-dilutive for the period presented.
The following table represents restricted share and DRSU activity for the three months ended March 31, 2014:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	DRSUs	Fair Value
Nonvested at beginning of period	735,184	$10.52	34,797	$17.15
Granted	149,241	$16.00	16,618	$14.33
Vested	155,162	$16.29	—	$—
Forfeited	1,199	$10.94	8,194	$16.38
Nonvested at end of period	728,064	$10.41	43,221	$16.21
The weighted average grant-date fair value of restricted shares granted during the three months ended March 31, 2013 was $10.27. The total fair value of restricted shares vested during the three months ended March 31, 2014 and 2013 was $2.5 million and $2.3 million, respectively. The total fair value of DRSUs vested during the three months ended March 31, 2013 was $90,000, recognized as "Paid-in-capital." At March 31, 2014, there was a total of $6.8 million of unrecognized compensation cost related to non-vested restricted share awards and DRSUs that we expect to recognize over a weighted average period of 2.6 years.
During 2014 and 2013, we issued restricted share awards in which the number of shares that will ultimately vest is subject to market conditions over a three-year period and service conditions over a four-year period. The total estimated grant-date fair value of these awards, including the awards that were deferred, were $90,000 during 2014 and $4.3 million during 2013. We used the Monte Carlo method to estimate the fair value of these awards. The Monte Carlo method, which is similar to the binomial analysis, evaluates the award for changing stock prices over the term of vesting, and uses random situations that are averaged based on past stock characteristics. There were one million simulation paths used to estimate the fair value of these awards. The expected volatility for the awards granted in 2014 and 2013 was based upon a 50/50 blend of historical and implied volatility. The historical volatility was based upon changes in the weekly closing prices of our shares over a period equal to the expected life of the restricted shares granted. The implied volatility was the trailing month average of daily implied volatilities calculated by interpolating between the volatilities implied by stock call option contracts that were both closest to the expected life and the exercise price of the restricted shares. The risk-free interest rate used was based on a yield curve derived from U.S. Treasury zero-coupon bonds on the date of grant with a maturity equal to the market condition performance periods. The expected life used was the market condition performance period.

The following table represents the assumption ranges used in the Monte Carlo method for the multi-year restricted share awards:

	2014	2013
Expected volatility - AERC	22.3% to 24.2%	18.1% to 22.5%
Expected volatility - peer group	16.9% to 24.7%	14.7% to 29.5%
Risk-free interest rate	0.02% to 0.8%	0.08% to 0.5%
Expected life (performance period)	3 years	3 years
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded. There were no options awarded, no options exercised and 5,000 options forfeited during the three months ended March 31, 2014. There were no options awarded, 169,164 options exercised and no options forfeited during the three months ended March 31, 2013.
The following table represents stock option activity for the three months ended March 31, 2014:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	510,020	$11.47
Expired	5,000	$14.00
Outstanding at end of period	505,020	$11.44	3.3

Exercisable at end of period	453,354	$11.15	2.9
The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2014 and 2013 was $2.6 million and $4.4 million, respectively.
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$125.0 million
On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150.0 million unsecured term loan, fixing the rate beginning June 2, 2016, at a rate of 1.55% per annum plus the credit spread, which was 1.70% per annum as of March 31, 2014, or an all-in rate of 3.25% per annum until the loan matures in January 2018. The credit spread is subject to change, from time to time, from a minimum of 1.25% per annum to a maximum of 2.20% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information related to this forward starting interest rate swap.

On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.70% per annum at March 31, 2014, or an all-in rate of 2.96% per annum. The credit spread is subject to change, from time to time, from a minimum of 1.25% per annum to a maximum of 2.20% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information related to this forward starting interest rate swap.
The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of March 31, 2014		As of December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$1,331	Other assets, net	$1,573

Fair Value of Derivative Instruments
Liability Derivatives
	As of March 31, 2014		As of December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

	Accounts payable and		Accounts payable and
Interest rate swap	other liabilities	$2,096	other liabilities	$2,275
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
	Location of Gain or
(In thousands)	(Loss) Recognized	Three Months Ended
Derivatives in Cash Flow Hedging	in Income	March 31,
Relationships (Interest Rate Swaps)	on Derivative	2014	2013
Amount of gain/(loss)
recognized in OCI on derivative		$(407)	$(112)

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$(344)	$—

Amount of gain/(loss) recognized in
income on derivative (ineffective portion and
amount excluded from effectiveness testing)	Other expense	$—	$—

The following table presents the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets and Liabilities
				Gross Amounts Not Offset in
				the Balance Sheets
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets/(Liabilities)		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
(In thousands)	Assets/(Liabilities)	Balance Sheets	Balance Sheets	Instruments	Received	Amount
March 31, 2014
Offsetting Derivative
Assets	$1,331	$—	$1,331	$—	$—	$1,331
Liabilities	$2,096	$—	$2,096	$—	$—	$2,096
December 31, 2013
Offsetting Derivative
Assets	$1,573	$—	$1,573	$—	$—	$1,573
Liabilities	$2,275	$—	$2,275	$—	$—	$2,275
As of March 31, 2014, the fair value of the derivative in a liability position, excluding any adjustment for nonperformance risk, was $2.2 million. As of March 31, 2014, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at March 31, 2014, we could have been required to settle our obligations under the agreement at its termination value of $2.2 million, which includes accrued interest of $96,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.4 million.
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

We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 53% at March 31, 2014. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at March 31, 2014 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$269,084	$—	$—	$280,652
Unsecured debt	$489,000	$—	$490,500	$—

Fair Value at December 31, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$279,474	$—	$—	$284,886
Unsecured debt	$533,500	$—	$530,022	$—
13.    CONTINGENCIES
Legal Proceedings
In conjunction with our May 2012 acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California ("the Property"), and entered into a triple net master lease (the "Lease") of the Property as landlord with Art and Architecture Books of the 21st Century as tenant ("Tenant").
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
If we conclude, based on the outcome of this proceeding, that it is unlikely Tenant will remain the master lease tenant at the Property, we will write off the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $1.2 million at March 31, 2014. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
In addition to the California Bankruptcy Case, we are subject to other legal proceedings, lawsuits and other claims in the ordinary course of our business (collectively, "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Many of the claims in Litigation are covered by insurance, subject to deductible amounts. With respect to current Litigation, we have determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse impact on our financial statements.
14.    SUBSEQUENT EVENTS
Dispositions. On April 2, 2014, we completed the sale of a property located in Nashville, Tennessee. The sales price was $53.3 million and we expect to record an estimated gain of approximately $19 million during the second quarter of 2014.
On April 28, 2014, we completed the sale of a property located in Columbia, Maryland. The sales price was $38.4 million and we expect to record an estimated gain of approximately $28 million during the second quarter of 2014.
Debt. On April 25, 2014, the 350 Eighth partnership entered into a construction loan agreement for $143.6 million with a five-year term and, based on our current credit ratings, has a per annum interest rate of LIBOR plus 160 basis points. We have guaranteed the payment of all future borrowings from this loan in connection with the partnership's development.
Dividends. On May 1, 2014, we paid a dividend of $0.19 per common share to shareholders of record on April 15, 2014, which had been declared on March 24, 2014. The declaration and payment of future quarterly dividends remains subject to review by, and approval of, the Board of Directors.

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

Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the three months ended March 31, 2014 and March 31, 2013.
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
Rental revenue collections are impacted by rental rates and occupancy levels. We use LROTM, a rental revenue software product that provides comprehensive submarket-based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience to maximize rental revenues and maintain high occupancy levels. With LROTM, we generate long-term rent growth by adjusting rents to address market forces in real-time. We adjust our rental rates in our continuing effort to adapt to changing market conditions, and we continuously monitor physical occupancy and revenue per occupied unit to track our success in maximizing property revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and FFO as adjusted to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. A reconciliation of property NOI to consolidated net income attributable to AERC and a reconciliation of net income attributable to AERC to FFO is included in the Results of Operations comparison.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net cash provided by operations	$12,568	$15,570
Fixed assets:
Acquisitions and development expenditures	(14,271)	(4,412)
Net property disposition proceeds	58,086	61,970
Recurring, revenue enhancing and non-recurring capital expenditures	(2,239)	(2,165)
Cash proceeds from sale of equity interest in development property	24,075	—
Contributions to joint ventures	(588)	—
Debt:
Decrease in mortgage notes payable, net	(10,198)	(826)
Decrease in revolving credit facility borrowings, net	(44,500)	(190,500)
Unsecured note issuances	—	150,000
Exercise of stock options	—	1,550
Purchase of treasury shares	(994)	(697)
Purchase of noncontrolling interest	—	(4,544)
Cash dividends and operating partnership distributions paid	(11,747)	(9,362)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our unsecured revolving credit facility, project-specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2014 consisted of three mortgage loans totaling approximately $44.5 million. As of March 31, 2014, we have repaid two of these loans totaling approximately $20.0 million with property sale proceeds. We intend to repay the remaining loan from one or more of the following sources: borrowings on our unsecured revolving credit facility, unsecured debt financings, or proceeds from property sales. The maximum amount of borrowings available to us under the unsecured revolving credit facility is $350.0 million and, as of April 25, 2014, there were outstanding borrowings of $83.5 million on this facility.
We anticipate cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources, such as our unsecured revolver and/or secured and unsecured borrowings, are or can be made available and will be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by our unsecured revolving credit facility, the sale of properties, the sale of additional common shares, the sale of additional debt securities and the admission of joint venture partners.
Cash flow provided by operations decreased (19.3)% during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of changes in accounts payable due to the timing of payments.
During the remainder of 2014, we anticipate incurring approximately $12.6 million in additional capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures.

The following table identifies our capital expenditures as of March 31:

(In thousands)	2014	2013	Variance
Recurring fixed asset additions	$1,914	$2,140	$(226)
Revenue enhancing/non-recurring
fixed asset additions	325	25	300
Acquisition fixed asset additions	654	395	259
Development fixed assets:
Internal costs	770	590	180
Capitalized interest	1,000	480	520
Land and other development costs (1)	11,847	2,947	8,900
Total development fixed asset additions	$13,617	$4,017	$9,600
Total fixed asset additions	$16,510	$6,577	$9,933

(1)	The increase in land and other development costs in 2014 compared to 2013 is due to increased construction and development costs, namely from the Cantabria and 7001 Bethesda projects.
See Note 2, "Real Estate Capitalization Policies and Depreciation" and "Classification of Fixed Asset Additions" for additional information.
Unconsolidated Development. On February 3, 2014, we entered into a partnership agreement with AIG for the development and operation of 350 Eighth, a 410-unit apartment community with commercial space and underground parking located in San Francisco, California. We are a 50.01% partner with AIG, which has contributed $24.1 million to the partnership. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. As this partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership has been deemed to not have sufficient equity, and has therefore been determined to be variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. Our strategy with respect to this entity is to reduce the overall financial risk related to the development of the property. However, we do not believe that this investment has a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than the other consolidated development activities.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Development properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the three-month comparison periods ended March 31, 2014 and 2013, the Same Community portfolio consisted of 47 owned properties containing 12,041 units. In 2014, the four properties we acquired in 2012 (The Apartments at the Arboretum, Southpoint Village, 21 Forty Medical District and The Park at Crossroads) as well our development in Nashville, Tennessee (Vista Germantown), containing 1,398 units in total, moved into the Same Community portfolio from the acquired/development properties portfolio. Properties that are sold are removed from the Same Community portfolio at that time. The property we sold during the three months ended March 31, 2014 containing 352 units has been removed from the Same Community portfolio. Acquired and development properties for the three-month comparison periods ended March 31, 2014 and 2013 include five properties acquired in 2013 and a 99-unit expansion in Dallas, Texas, which stabilized during the first quarter of 2014.
Net income for the three months ended March 31, 2014, increased $31.9 million to $42.3 million when compared to the $10.4 million of net income recognized for the three months ended March 31, 2013. This change was primarily due to the gain recognized on the disposition of a property in 2014 of $41.0 million compared to a gain of $8.8 million related to a property sale that occurred in 2013. Our positive performance was also due to an increase in property revenue, net of increases in property operating and maintenance expenses, depreciation and amortization expense and general and administrative expenses, resulting in an increase in income before gain on property disposition and discontinued operations of $1.2 million in 2014 compared to 2013.
The following chart reflects the amount and percentage change in line items relevant to the changes in overall operating performance:

	Increase (Decrease) When
	Comparing the Three Months
	Ended March 31, 2014
(Dollar amounts in thousands)	to March 31, 2013
Property revenue	$6,606	15.5%
Property operating and maintenance expenses	3,172	19.6%
Depreciation and amortization	2,405	17.3%
General and administrative expenses	361	7.3%
Interest expense	(468)	(6.3)%
Gain on disposition of properties	40,966	100.0%
Income from discontinued operations	(10,234)	(100.0)%
We use property NOI as a measure of the results of our properties' activities. We believe the changes in property NOI can help explain how the properties' activities influenced our results of operations. Property NOI is determined by deducting property operating and maintenance expenses from property revenue (excluding revenue and expense amounts classified as discontinued operations for 2013 periods). We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our real estate portfolio, and is used to assess regional property level performance. Property NOI should not be considered (i) as an alternative to net income (determined in accordance with GAAP), (ii) as an indicator of financial performance, (iii) as an alternative to cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity; nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner.

A reconciliation of property NOI to total consolidated net income attributable to AERC is as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Property NOI	$29,782	$26,348
Office NOI	478	312
Property management and construction services NOI	30	—
Depreciation and amortization	(16,295)	(13,890)
General and administrative expense	(5,319)	(4,958)
Development costs	(330)	(262)
Costs associated with acquisitions	(86)	—
Interest expense	(6,953)	(7,421)
Income from continuing operations	1,307	129
Income from discontinued operations:
Operating income, net of interest expense	—	1,438
Gain on disposition of properties	—	8,796
Income from discontinued operations	—	10,234
Income before gain on disposition of properties	1,307	10,363
Gain on disposition of properties	40,966	—
Net income	42,273	10,363
Net income attributable to noncontrolling redeemable interest	—	(17)
Consolidated net income attributable to AERC	$42,273	$10,346
Property NOI increased as a result of revenue increases across the Same Community portfolio and the contributions of the Acquired and Development Properties partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended
	March 31,
	2014	2013	Increase/
(In thousands)	Property NOI	Property NOI	(Decrease)
Same Community Properties:
Midwest	$10,539	$10,170	$369
Mid-Atlantic	9,622	9,717	(95)
Southeast	4,151	4,013	138
Southwest	1,488	1,444	44
Total Same Community	25,800	25,344	456
Acquired Properties	3,246	—	3,246
Development Property	187	—	187
Dispositions	549	1,004	(455)
Total Property NOI	$29,782	$26,348	$3,434

Property Revenue. Property revenue is impacted by a combination of rental rates, fees and occupancy levels, i.e., property revenue per occupied unit. Average occupancy for each period and property revenue per occupied unit are presented in the following tables:

	Average Occupancy (1)
	Three Months Ended
	March 31,
	2014	2013
Same Community Properties:
Midwest	96.3%	95.7%
Mid-Atlantic	95.7%	95.5%
Southeast	96.7%	96.1%
Southwest	96.3%	96.4%
Total Same Community	96.2%	95.7%
Acquired Properties	94.7%	N/A
Development (2)	83.5%	N/A
Total	95.9%	95.7%

(1)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.
(2) The three months ended March 31, 2014 reflects a 99-unit expansion in Dallas, Texas that was completed in 2013.

	Monthly Property Revenue
	Per Occupied Unit
	Three Months Ended
	March 31,
(In thousands)	2014	2013
Same Community Properties:
Midwest	$1,031	$1,002
Mid-Atlantic	$1,471	$1,449
Southeast	$1,386	$1,339
Southwest	$1,169	$1,121
Total Same Community	$1,220	$1,189
Acquired Properties	$1,651	N/A
Development (1)	$1,173	N/A
Total	$1,258	$1,189
(1) The three months ended March 31, 2014 reflects a 99-unit expansion in Dallas, Texas that was completed in 2013.

The following table presents property revenue results:

	Three Months Ended
	March 31,
	2014	2013
	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$17,681	$17,067	$614
Mid-Atlantic	14,620	14,359	261
Southeast	7,247	6,955	292
Southwest	2,846	2,730	116
Total Same Community	42,394	41,111	1,283
Acquired Properties	5,553	—	5,553
Development Property	291	—	291
Dispositions	912	1,433	(521)
Total Property Revenue	$49,150	$42,544	$6,606
The increase in Same Community property revenue was due to increased rental revenue as a result of an increase in overall occupancy and monthly property revenue per occupied unit (net rent less vacancies) in 2014 compared to 2013. All regions produced improved property revenue with the largest improvement coming from the Midwest portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties being owned and operated during the three months ended March 31, 2014, compared to 2013. In addition, there were increases in real estate taxes within the Same Community portfolio as well as additional expenses relating to the extremely harsh winter during the three months ended March 31, 2014.
Depreciation and amortization. The depreciation and amortization expense increase was primarily due to expense recognized in 2014 related to the acquisition and development properties.
General and administrative. General and administrative expenses increased primarily due to $395,000 of legal costs associated with the bankruptcy of the master lease holder for our commercial building in Los Angeles, California. See Note 13 of this report on Form 10-Q for additional information related to this legal proceeding.
Interest expense. Interest expense decreased primarily due to a reduction of mortgage loan interest expense resulting from the payoff of five mortgages during 2013 and two mortgages in 2014, and an increase of capitalized interest during 2014. Partially offsetting these decreases was an increase in interest expense related to unsecured notes issued in October, 2013.
Gain on disposition of properties and Income from discontinued operations. Income from discontinued operations decreased during the three-month comparison period due to an accounting standard update that no longer requires the disposition of certain assets to be considered discontinued operations, therefore allowing the gain or loss on sale their disposition generates to be considered part of income or loss from continuing operations. The corresponding increase of $41.0 million in gain on disposition of properties in the three months ended March 31, 2014, reflects the gain from the sale of one property, while the $10.2 million of income from discontinued operations in the three months ended March 31, 2013, reflects the operating results for four properties sold in 2013, as well as the recognized gain related to the one property sold during the three months ended March 31, 2013. For further details on this accounting standard update see Note 2 of the Notes to Consolidated Financial Statements presented in Part 1, Item 1 of this report on Form 10-Q.

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
A reconciliation of net income attributable to AERC to FFO is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2014	2013
Net income attributable to AERC	$42,273	$10,346
Depreciation - real estate assets	14,795	12,834
Amortization of intangible assets	974	1,205
Gain on disposition of properties	(40,966)	(8,796)
Funds from operations	$17,076	$15,589

Funds from operations per common share - basic	$0.30	$0.31
Funds from operations per common share - diluted	$0.30	$0.31

Weighted average shares outstanding - basic	57,362	49,634

Weighted average shares outstanding - diluted	57,833	50,280

CONTINGENCIES
For a discussion of contingencies, see Note 13 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at March 31, 2014 and 2013, an interest rate change of 100 basis points would impact interest expense approximately $1.3 million and $1.5 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 11 of the Notes to Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2013, for a more complete discussion of interest rate sensitive assets and liabilities.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework (1992)." This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the period covered by this report on Form 10-Q. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 13 of the Notes to the Consolidated Financial Statements presented in Part I, Item 1 of this report on Form 10-Q.
ITEM 1A. RISK FACTORS
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2014
					Approximate Dollar
					Value of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
			Average	As Part of Publicly	the Plans or
	Total Number of		Price Paid	Announced Plans	Programs
Period	Shares Purchased		Per Share	or Programs	(in thousands) (1)
January 1 through
January 31	1,549		$16.29	—	$26,288
February 1 through
February 28	60,894		15.91	—	26,288
March 1 through
March 31	—		—	—	26,288
Total	62,443	(2)	$15.92	—

(1)
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any shares using this authority during the three months ended March 31, 2014, and we have no present intention to use this authority to repurchase shares.

(2)
We have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount. All shares repurchased during the three months ended March 31, 2014 were purchased in connection with that policy.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 2, 2014	/s/ Lou Fatica
(Date)	Lou Fatica, Senior Vice President,
Treasurer and Chief Financial Officer