Form 10-Q
period 2014-09-30
ASSOCIATED ESTATES REALTY CORP
filed 2014-10-31
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding as of October 28, 2014 was 57,647,647 shares.

ASSOCIATED ESTATES REALTY CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2014	2013
ASSETS
Real estate assets
Land	$248,407	$298,441
Buildings and improvements	1,333,153	1,370,560
Furniture and fixtures	39,999	39,725
Construction in progress	85,437	42,793
Gross real estate	1,706,996	1,751,519
Less: accumulated depreciation	(396,495)	(386,841)
Net real estate owned	1,310,501	1,364,678
Investment in unconsolidated entities	45,921	9,321
Total net real estate	1,356,422	1,373,999
Cash and cash equivalents	5,328	4,586
Restricted cash	24,071	3,465
Accounts receivable, net
Rents	1,182	1,230
Other	2,633	1,258
Other assets, net	32,195	37,959
Total assets	$1,421,831	$1,422,497
LIABILITIES AND EQUITY
Mortgage notes payable	$287,824	$279,474
Unsecured notes	250,000	250,000
Unsecured revolving credit facility	41,500	133,500
Unsecured term loan	150,000	150,000
Total debt	729,324	812,974
Accounts payable and other liabilities	48,805	42,882
Dividends payable	12,188	12,178
Resident security deposits	3,898	4,112
Accrued interest	4,792	5,551
Total liabilities	799,007	877,697

Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 57,708,675 issued and 57,647,647 outstanding at
September 30, 2014 and 57,595,479 issued and 57,476,192
outstanding at December 31, 2013, respectively	5,771	5,760
Paid-in capital	757,323	754,582
Accumulated distributions in excess of accumulated net income	(138,990)	(213,275)
Accumulated other comprehensive loss	(634)	(702)
Less: Treasury shares, at cost, 61,028 and 119,287 shares
at September 30, 2014 and December 31, 2013, respectively	(996)	(1,915)
Total shareholders' equity attributable to AERC	622,474	544,450
Noncontrolling interest	350	350
Total equity	622,824	544,800
Total liabilities and equity	$1,421,831	$1,422,497

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
REVENUE
Property revenue	$47,444	$45,619	$143,862	$131,409
Office revenue	451	450	1,384	1,000
Property management and construction services revenue	312	—	578	—
Total revenue	48,207	46,069	145,824	132,409
EXPENSES
Property operating and maintenance	18,073	17,336	55,573	50,194
Depreciation and amortization	15,779	14,212	47,958	41,960
General and administrative	4,200	4,946	14,116	14,302
Development costs	162	220	690	662
Construction services	129	—	219	—
Costs associated with acquisitions	59	392	172	457
Total expenses	38,402	37,106	118,728	107,575
Operating income	9,805	8,963	27,096	24,834
Interest expense	(6,387)	(7,633)	(19,928)	(22,449)
Gain on disposition of properties	—	—	100,870	—
Income from continuing operations	3,418	1,330	108,038	2,385
Income from discontinued operations:
Operating income, net of interest expense	—	605	—	2,769
Gain on disposition of properties	—	18,072	—	26,868
Income from discontinued operations	—	18,677	—	29,637
Net income	3,418	20,007	108,038	32,022
Net income attributable to noncontrolling interests	—	(14)	—	(45)
Net income attributable to AERC	$3,418	$19,993	$108,038	$31,977
Allocation to participating securities	—	(85)	(364)	(136)
Net income applicable to common shares	$3,418	$19,908	$107,674	$31,841

Earnings per common share - basic:
Income from continuing operations applicable to common shares	$0.06	$0.02	$1.87	$0.04
Income from discontinued operations	—	0.38	—	0.60
Net income applicable to common shares - basic	$0.06	$0.40	$1.87	$0.64

Earnings per common share - diluted:
Income from continuing operations applicable to common shares	$0.06	$0.02	$1.86	$0.04
Income from discontinued operations	—	0.38	—	0.59
Net income applicable to common shares - diluted	$0.06	$0.40	$1.86	$0.63

Comprehensive income:
Net income	$3,418	$20,007	$108,038	$32,022
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	814	(622)	68	1,687
Total comprehensive income	4,232	19,385	108,106	33,709
Comprehensive income attributable to noncontrolling interests	—	(14)	—	(45)
Total comprehensive income attributable to AERC	$4,232	$19,371	$108,106	$33,664

Dividends declared per common share	$0.20	$0.19	$0.58	$0.57

Weighted average shares outstanding - basic	57,531	49,949	57,456	49,816

Weighted average shares outstanding - diluted	58,033	50,267	57,928	50,376

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash flow from operating activities:
Net income	$108,038	$32,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,958	43,564
Gain on disposition of properties	(100,870)	(26,868)
Amortization of deferred financing costs and other	803	909
Share-based compensation expense	3,017	3,385
Net change in assets and liabilities:
Accounts receivable	(348)	(464)
Accounts payable and accrued expenses	(538)	4,349
Other operating assets and liabilities	(671)	452
Total adjustments	(50,649)	25,327
Net cash flow provided by operating activities	57,389	57,349
Cash flow from investing activities:
Recurring fixed asset additions	(7,274)	(8,310)
Revenue enhancing/non-recurring fixed asset additions	(990)	(1,322)
Acquisition fixed asset additions	(47,584)	(143,308)
Development fixed asset additions	(46,224)	(70,012)
Net proceeds from disposition of operating properties	168,756	90,453
Contributions to joint ventures	(11,841)	(8,874)
Deposits on potential future acquisitions	3,193	(15,721)
Cash proceeds from sale of equity interest in development property	24,075	—
Escrow deposits related to property sales	(72,292)	—
Escrow disbursements related to property acquisition	52,414	—
Costs paid on behalf of joint venture	(6,016)	—
Reimbursements of costs paid on behalf of joint venture	5,993	—
Other investing activity	(1,296)	(1,667)
Net cash flow provided by (used for) investing activities	60,914	(158,761)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,577)	(2,371)
Principal repayments of mortgage notes payable	(20,038)	—
Payment of debt procurement costs	(927)	(2,453)
Proceeds from secured construction loans	30,543	—
Proceeds from issuance of unsecured notes	—	150,000
Unsecured revolving credit facility borrowings	152,000	344,200
Unsecured revolving credit facility repayment	(244,000)	(357,700)
Common share dividends paid	(33,428)	(28,170)
Operating partnership distributions paid	—	(42)
Exercise of stock options	733	1,550
Issuance of common shares	—	1,870
Purchase of treasury shares	(1,033)	(704)
Purchase of noncontrolling interest in partnership	—	(4,544)
Other financing activities, net	166	361
Net cash flow (used for) provided by financing activities	(117,561)	101,997
Increase in cash and cash equivalents	742	585
Cash and cash equivalents, beginning of period	4,586	4,740
Cash and cash equivalents, end of period	$5,328	$5,325
Supplemental disclosure of non-cash transactions:
Dividends declared but not paid	$12,188	$10,659
Net change in accounts payable related to fixed asset additions	7,651	6,770
Net change in accounts payable and security deposits
related to disposition of operating properties	(486)	(690)
Deconsolidation of net assets	26,238	—

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    BUSINESS
Except as the context otherwise requires, all references to "we," "our," "us," "AERC," "AEC" and the "Company" in this report collectively refer to Associated Estates Realty Corporation and its consolidated subsidiaries.
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Our primary source of income is rental revenue. Additional income is derived from property management and construction services revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties that we own and operate, including consolidated and unconsolidated joint ventures. As of September 30, 2014, our operating portfolio consisted of 50 apartment communities containing 13,034 units in eight states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California containing approximately 78,800 total square feet of office and commercial space. Additionally, we provide property management services for three apartment communities that we expect to acquire pursuant to existing contracts.
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
Segment Reporting
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. During the nine months ended September 30, 2014, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that, as of September 30, 2014, we have one reportable segment which is multifamily properties.
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

For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity through the time the property is substantially complete and ready for leasing. For properties under development accounted for under the equity method, we capitalize interest costs on our investment through the time the venture commences planned principal operations. We also capitalize internal costs related to our consolidated and equity method ventures, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset. Certain costs associated with the lease-up of development projects, such as signs and "grand openings" are capitalized and amortized over the estimated life of average tenant relationships, which are approximately 12 months. All other internal costs associated with the lease up of development properties are expensed as incurred. Revenue from incidental operations for properties under development are recognized as reductions of capitalized project costs. Capitalized payroll costs are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project. Total capitalized interest during the three and nine months ended September 30, 2014 was $1.2 million and $3.4 million, respectively. Total capitalized interest during the three and nine months ended September 30, 2013 was $1.1 million and $2.4 million, respectively. Total capitalized payroll costs during the three and nine months ended September 30, 2014 were $860,000 and $2.5 million, respectively. Total capitalized payroll costs during the three and nine months ended September 30, 2013 were $690,000 and $2.0 million, respectively.
We discontinue the depreciation of assets we have specifically identified as held for sale. There were no properties classified as held for sale at September 30, 2014 or December 31, 2013.
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
Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting of Discontinued Operations and Disclosures of Components of an Entity ("ASU 2014-08"). ASU 2014-08 states that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as discontinued operations in the financial statements. Prior accounting guidance held that a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. This led to many disposals, many of which were routine in nature and did not change an entity's strategy, to be reported as discontinued operations. The amendments in ASU 2014-08 require expanded disclosure for discontinued operations, which should provide financial statement users with more information about the assets, liabilities, revenues and expenses of discontinued operations. As such, our disposition of individual properties will generally no longer meet the guidance to be classified as discontinued operations. See Note 3 for additional information related to how ASU 2014-08 affects our current reporting. This updated guidance requires prospective application for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. We adopted this guidance effective January 1, 2014.

Revenue
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.
Going Concern
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15").  ASU 2014-15 was issued to give clarity to stakeholders when there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern.  The guidance calls for, in connection with the preparation of financial statements for each annual and interim reporting period, an evaluation by management over whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable).  ASU 2014-15 is effective for the annual reporting periods ending after December 15, 2016.  ASU 2014-15 will become effective for the Company on January 1, 2016. At this time, the adoption of ASU 2014-15 is not expected to impact the Company's consolidated financial statements.
Reclassifications and Adjustments to Previously Issued Financial Statements
During the three months ended June 30, 2014, certain reclassifications were made to the 2014 financial statements to conform to Accounting Standards Codification No. 360-10-45-5, Impairment and Disposal of Long-Lived Assets, and include gains recognized on the sale of long-lived assets that are not discontinued operations in income from continuing operations.
In connection with the preparation of the financial statements as of June 30, 2014, we identified an adjustment related to the reporting of cash expenditures for development fixed asset additions and the related non-cash investing disclosure which impacted the Consolidated Statements of Cash Flows for the Year Ended December 31, 2013, by reducing cash flow from operating activities and cash used for investing activities. To correctly present cash flows expended for development fixed asset additions, the Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 will include an adjustment of $8.3 million to increase net cash flow provided by operating activities, as well as a corresponding increase to net cash flow used for investing activities. We assessed the materiality of the foregoing adjustment on the prior period financial statements by examining and assessing the pertinent quantitative and qualitative criteria, and concluded that it was not material to the prior period. However, we determined it was appropriate to revise the applicable financial statements the next time such financial statements are included in a filing with the SEC. The following are selected line items from our Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 illustrating the affect of the adjustment thereon:

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
3.    ACQUISTION, DEVELOPMENT, AND DISPOSITION ACTIVITY
Acquisition Activity
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. During the year ended December 31, 2013, we closed on three of the seven properties: The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside. During the nine months ended September 30, 2014, we closed on an additional two properties: Alpha Mill Phase I and Alpha Mill Phase II, which we will operate as one property. We expect to acquire the remaining two properties based on the closing periods set forth in the following table. Each of these remaining closings is contingent upon the completed construction of the property. Our obligation to purchase these properties is subject to certain closing conditions specified in the agreement. If we choose not to purchase one or more of the properties, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposits, which was, as of September 30, 2014, an aggregate of $10.0 million. This remaining balance of earnest money deposits represents our maximum exposure to loss until the closing of the remaining portfolio properties. We consider our deposits allocated to the entities developing the properties under construction to be variable interests and the development entities to be variable interest entities for which we are not the primary beneficiary as of this reporting date. Although we intend to acquire the remaining two properties, and regard our acquisition of each property as probable, there can be no assurance that we will acquire such properties.
The table below provides details for the two remaining properties we plan to acquire:

(Dollar amounts in thousands)
Property	Location	Units	Estimated Closing Period	Purchase Price Allocation
1160 Hammond	Atlanta, GA	345	Q4 2014	$80,350
Varela	Tampa, FL	350	Q1 2015	79,450
		695		$159,800

During the year ended December 31, 2012, we entered into an agreement to acquire for a purchase price of $80.2 million a 331-unit property that is being developed in Ft. Lauderdale, Florida. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in mid 2015. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit.  This earnest money deposit represents our maximum exposure to loss until the closing of the property. We consider our deposit to be a variable interest and the development entity to be a variable interest entity for which we are not the primary beneficiary as of this reporting date.
On June 10, 2014, we acquired Alpha Mill Phase I and Phase II, a combined 267 units, located in Charlotte, North Carolina, for a total purchase price of $45.1 million. We paid cash for this acquisition, which was funded from proceeds from the sale of Vista Germantown.
During the nine months ended September 30, 2013, we acquired a 388-unit property located in Doral, Florida for a purchase price of $93.5 million, as well as a 152-unit property located in Dallas, Texas for a purchase price of $48.9 million.
The following table represents the purchase price allocation for the properties acquired during the nine months ended September 30, 2014 and September 30, 2013, respectively.

	Nine Months Ended
	September 30,
	2014	2013
(In thousands)
Land	$8,055	$15,971
Buildings and improvements	36,139	123,193
Furniture and fixtures	463	1,154
Existing leases (Other assets)	418	2,082
Total	$45,075	$142,400
The following table presents actual and pro forma information related to the properties acquired during the three and nine months ended September 30, 2014 and 2013, respectively. The pro forma information is presented as if the properties were acquired on January 1, 2013. We recognized acquisition costs during the nine months ended September 30, 2014 totaling $57,000, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, we recognized acquisition costs totaling $78,000 related to the current year acquisition during the last half of 2013. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Actual revenue from acquisitions	$813	$1,732	$974	$1,732
Actual net (loss) income from acquisitions	(48)	139	(93)	139
Pro forma revenue	48,207	49,022	146,885	143,393
Pro forma net income applicable to common shares	3,673	20,929	108,238	33,931

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$0.06	$0.42	$1.88	$0.68

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$0.06	$0.42	$1.87	$0.67
Development Activity
On May 28, 2013, we acquired a 3.36-acre parcel of land in the South of Market neighborhood of San Francisco, California for $46.6 million. On February 3, 2014, we entered into a 50/50 partnership with AIG Global Real Estate ("AIG") to develop and own this site known as 350 8th. The partnership is developing a 410-unit apartment community with commercial space and underground parking. See Note 6 for additional information related to this development.
The following table identifies our consolidated development activity on which construction has commenced:

					Total
(Dollar amounts in thousands)					Estimated			Actual	Estimated
Under		Ownership		Total	Capital	Cost to	Total	Construction	Construction
Construction	Location	%		Units	Cost (1)	Date	Debt	Start	Completion
Cantabria at Turtle Creek	Dallas, TX	100.0%		249	$56,800	$46,436	$25,688	Q2 2013	Q1 2015

7001 Arlington at Bethesda	Bethesda, MD	98.1%	(2)	140	$53,400	$40,725	$12,954	Q4 2012	Q2 2015

The Desmond on Wilshire	Los Angeles, CA	100.0%		175	$76,300	$40,528	$—	Q2 2013	Q4 2015

Total				564	$186,500	$127,689	$38,642

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on current projections as of October 28, 2014.

(2)	Ownership percentage is based on current equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

The following table identifies our unconsolidated development activity on which construction has commenced:

				Total
(Dollar amounts in thousands)				Estimated	Cost	AEC		AEC		Actual	Estimated
Under		Ownership	Total	Capital	to	Investment	Total	Share		Construction	Construction
Construction	Location	%	Units	Cost (1)	Date	to Date	Debt	of Debt		Start	Completion
350 8th	San Francisco, CA	50.0%	410	$245,000	$72,500	$33,609	$—	$—	(2)	Q2 2014	Q4 2016

950 East Third	Los Angeles, CA	50.0%	472	$164,000	$35,566	$4,547	$—	$—		Q3 2014	Q1 2017

Total			882	$409,000	$108,066	$38,156	$—	$—

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on current projections as of October 28, 2014.

(2)	AEC has guaranteed 100% of a $143.6 million construction loan which had no outstanding balance as of September 30, 2014.
The following table identifies our unconsolidated development activity that is in the planning phase:

(Dollar amounts in thousands)			Estimated		AEC		AEC
		Ownership	Number	Cost to	Investment	Total	Share of
Name	Location	%	Total Units (1)	Date	to Date	Debt	Debt
5th and Huntington	Monrovia, CA	50.0%	154	$15,223	$7,765	$—	$—

(1)	Based on current projections as of October 28, 2014.
Disposition Activity
The results of operations and gains related to the sale of operating properties for the current period presented are reported in income from continuing operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Prior to adoption of ASU 2014-08, and in all prior periods presented, these results were reported in "Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income. Furthermore, the results of properties classified as held for sale are now reported in income from continuing operations. See Note 2 for additional information related to how ASU 2014-08 affects our current reporting.
During the nine months ended September 30, 2014, we completed the sale of four properties for an aggregate total sales price of $172.2 million and recognized aggregate gains of $100.9 million. Three of the properties were located in Maryland and one in Tennessee.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 includes the operating results for four properties sold in 2013, as well as the recognized gain related to the two properties sold during the nine months ended September 30, 2013. The following table summarizes "Income from discontinued operations":

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2013	2013
Revenue
Property revenue	$1,904	$8,144

Expenses
Property operating and maintenance	865	3,771
Depreciation and amortization	434	1,604
Total expenses	1,299	5,375
Operating income	605	2,769
Interest expense	—	—
Operating income, net of interest expense	605	2,769
Gain on disposition of properties	18,072	26,868
Income from discontinued operations	$18,677	$29,637
We have, on occasion, engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our Chief Executive Officer ("CEO"). For the nine months ended September 30, 2014, in conjunction with the sale of one property in Nashville, Tennessee for $53.3 million on April 2, 2014, HRES was paid a commission totaling $244,000. For the nine months ended September 30, 2013, in conjunction with the sale of two properties and our joint venture to develop the 950 East Third land, HRES received commissions totaling $1.1 million. The aggregate value of those transactions was $122.7 million. These transactions were approved by the Company's independent directors in compliance with Company policy.
4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$249,182	4.9%	$271,374	4.9%
Unsecured - notes	250,000	4.4%	250,000	4.4%
Total Fixed Rate Debt	499,182	4.6%	521,374	4.7%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan	125,000	2.7%	125,000	3.0%
Total Variable Rate Debt Swapped to Fixed	125,000	2.7%	125,000	3.0%

Variable Rate Debt Unhedged:
Secured	38,642	1.5%	8,100	1.5%
Unsecured - revolver	41,500	1.5%	133,500	1.5%
Unsecured - term loan	25,000	1.6%	25,000	1.9%
Total Variable Rate Debt Unhedged	105,142	1.5%	166,600	1.5%
Total Debt	$729,324	3.9%	$812,974	3.8%

Unsecured Debt
On July 25, 2014, we amended and restated our $150.0 million term loan. Among other modifications, the amendment extended the maturity date from January 3, 2018 to January 3, 2020, and reduced the interest rate spread across the pricing grid. The term loan currently bears interest at LIBOR plus a spread of 140 basis points. The interest rate spread over LIBOR is based on the Company's credit ratings and may range from 90 to 190 basis points for LIBOR-based loans. We also entered into an amendment to our unsecured revolving credit facility to implement corresponding financial covenant modifications to our unsecured revolving credit facility.
Mortgage Notes Payable
The following table provides information on mortgage loans repaid during the nine months ended September 30, 2014:

(Dollar amounts in thousands)	Loans Repaid
Property	Amount	Interest Rate
Residence at White River	$9,221	5.4%
Spring Valley	10,817	5.4%
Total/weighted average rate	$20,038	5.4%	(1)

(1)	Represents weighted average interest rate for the loans listed.
On April 25, 2014, the 350 8th partnership, which is accounted for under the equity method of accounting, entered into a construction loan agreement for $143.6 million with a five-year term and, based on our current credit ratings, has a per annum interest rate of LIBOR plus 160 basis points. There were no borrowings on this loan at September 30, 2014. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. Additionally, we have drawn $25.7 million on the Cantabria at Turtle Creek construction loan and $13.0 million on the 7001 Arlington at Bethesda construction loan as of September 30, 2014. Cash paid for interest net of capitalized interest was $19.3 million and $19.8 million for the nine months ended September 30, 2014 and 2013, respectively.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written off. During the nine months ended September 30, 2014, we wrote off $150,000 of our goodwill as a result of property dispositions. The carrying value of our goodwill as of September 30, 2014 and December 31, 2013 was $1.4 million and $1.5 million, respectively. Our annual review of goodwill impairment is completed during the first quarter of each year (and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable). The review, completed during the three months ended March 31, 2014, determined that goodwill was not impaired, and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net assets of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result, which could materially impact our results of operations for the period in which it is recorded.

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
6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
350 8th
On February 3, 2014, we entered into a partnership agreement with AIG, an unrelated third-party, for the development and operation of 350 8th, a 410-unit apartment community with commercial space and underground parking located in San Francisco, California. See Note 3 for more information related to this development. We are a 50.01% partner in this partnership. Our partner, AIG, has contributed $33.9 million to the partnership. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. Any future equity capital needs will be funded according to the partners' percentage interests in the partnership. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We perform construction management and property management services in accordance with the approved budgets for which we receive fees. As of September 30, 2014, we have recognized $262,500 of the construction management fee. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is accounted for in our consolidated financial statements using the equity method. At September 30, 2014, we have a cumulative basis difference in the partnership of $880,000 due to capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. There were no borrowings on this loan at September 30, 2014. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. See Note 4 for more information related to this loan and Note 13 for more information related to the guarantees. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $33.6 million as of September 30, 2014.
950 East Third
During the year ended December 31, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party, for the development and operation of 950 East Third, a 472-unit apartment community located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the partnership. As of September 30, 2014, we have contributed $4.5 million to the partnership. We expect to fund the remaining portion of our capital contribution during the development and construction process. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We perform construction management and property management services in accordance with the approved budgets for which we receive fees. As of September 30, 2014, we have recognized $125,000 of the construction management fee. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. At September 30, 2014, we have a cumulative basis difference in the partnership of $470,000 due to the capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the partnership is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $4.5 million as of September 30, 2014. See Note 3 for more information related to this development.
5th and Huntington
During the year ended December 31, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party, for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property. The land, upon which the partnership plans to develop a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We are a 50.0% partner with Lincoln, who has contributed $7.5 million to the partnership. As of September 30, 2014, we have contributed $7.8 million to the partnership. Any future equity capital needs will be funded on a 50/50 basis by the partners. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. Lincoln will perform the day-to-day activities on behalf of the partnership. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. At September 30, 2014, we have a cumulative basis difference in the partnership of $370,000 due to the capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the partnership is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $7.8 million as of September 30, 2014. See Note 3 for more information related to this development.
7.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units were entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. When the OP units were presented for redemption, we were obligated to redeem those OP units for either common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption, at our option. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 OP units into a right to receive cash merger consideration, pursuant to which we paid $1.4 million on November 6, 2013. As of December 31, 2013, there were no remaining OP units as all remaining units had been redeemed for cash or canceled in the merger. No OP units were redeemed during the three and nine months ended September 30, 2013.

Activity related to the noncontrolling redeemable interest is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2013	2013
Balance at beginning of period	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	14	42
Distribution to noncontrolling redeemable interest	(14)	(42)
Balance at end of period	$1,734	$1,734
Noncontrolling Interests
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 98.1% equity interest in the partnership. In March 2012, the partnership acquired a 2.5-acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 apartment units and 7,000 square feet of commercial space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
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
The following table provides details of the activity related to the noncontrolling interests:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Balance at beginning of period	$350	$1,344
Net income	—	3
Purchase of noncontrolling interest	—	(997)
Balance at end of period	$350	$350
The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	Nine Months Ended
	September 30,
	2014	2013
Net income attributable to AERC	$108,038	$31,977
Decrease in equity for purchase of noncontrolling interest	—	(3,547)
Change from net income attributable to AERC and net
transfers to noncontrolling interest	$108,038	$28,430

8.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Nine Months Ended September 30, 2014
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-In	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Loss	(at Cost)	Interest
Balance, December 31, 2013	$5,760	$754,582	$(213,275)	$(702)	$(1,915)	$350
Net income attributable to AERC	—	—	108,038	—	—	—
Other comprehensive income:
Changes in fair value of hedge
instruments	—	—	—	68	—	—
Share-based compensation	—	2,016	1	—	1,952	—
Purchase of common shares	—	—	—	—	(1,033)	—
Option exercises	8	725	—	—	—	—
Issuance of common shares	3	—	—	—	—	—
Common share dividends declared	—	—	(33,754)	—	—	—
Balance, September 30, 2014	$5,771	$757,323	$(138,990)	$(634)	$(996)	$350
9.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator - basic and diluted:
Income from continuing operations	$3,418	$1,330	$108,038	$2,385
Net income attributable to noncontrolling interests	—	(14)	—	(45)
Allocation to participating securities	—	(85)	(364)	(136)
Income from continuing operations applicable to common shares	$3,418	$1,231	$107,674	$2,204

Income from discontinued operations applicable to common shares	$—	$18,677	$—	$29,637

Denominator - basic:	57,531	49,949	57,456	49,816
Effect of dilutive securities (1)	502	318	472	560
Denominator - diluted:	58,033	50,267	57,928	50,376

Net income applicable to common shares - basic:
Income from continuing operations applicable to common shares	$0.06	$0.02	$1.87	$0.04
Income from discontinued operations	—	0.38	—	0.60
Net income attributable to common shares - basic	$0.06	$0.40	$1.87	$0.64

Net income applicable to common shares - diluted:
Income from continuing operations applicable to common shares	$0.06	$0.02	$1.86	$0.04
Income from discontinued operations	—	0.38	—	0.59
Net income attributable to common shares - diluted	$0.06	$0.40	$1.86	$0.63

(1)	The Company has excluded 93 stock options for the three and nine months ended September 30, 2013, as their inclusion would be anti-dilutive.

10.    EQUITY BASED AWARD PLANS
During the three and nine months ended September 30, 2014, we recognized share-based compensation cost of $850,000 and $3.0 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. During the three and nine months ended September 30, 2013, we recognized share-based compensation cost of $980,000 and $3.4 million, respectively, in "General and administrative expense" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, during the three and nine months ended September 30, 2014, we capitalized $120,000 and $340,000, respectively, of share-based compensation related to time incurred on development projects. During the three and nine months ended September 30, 2013, we capitalized $90,000 and $300,000, respectively, of share-based compensation related to time incurred on development projects. See Note 2 for additional information related to capitalized payroll.
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
The following table represents restricted share and DRSU activity for the nine months ended September 30, 2014:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	DRSUs	Fair Value
Nonvested at beginning of period	735,184	$10.52	34,797	$17.15
Granted	161,267	$16.11	39,526	$16.14
Vested	171,381	$16.36	26,603	$17.38
Forfeited	16,280	$10.63	8,194	$16.38
Nonvested at end of period	708,790	$10.37	39,526	$16.14
The weighted average grant-date fair value of restricted shares granted during the nine months ended September 30, 2013 was $10.44. The total fair value of restricted shares vested during the nine months ended September 30, 2014 and 2013 was $3.2 million and $2.7 million, respectively. The total fair value of DRSUs vested during the nine months ended September 30, 2014 and 2013 was $460,000 and $590,000, respectively, recognized as "Paid-in-capital." At September 30, 2014, there was a total of $5.5 million of unrecognized compensation cost related to non-vested restricted share awards and DRSUs that we expect to recognize over a weighted average period of 2.0 years.
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
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded. There were no options awarded, 80,930 options exercised and 5,000 options forfeited during the nine months ended September 30, 2014. There were no options awarded, 169,164 options exercised and no options forfeited during the nine months ended September 30, 2013.
The following table represents stock option activity for the nine months ended September 30, 2014:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	510,020	$11.47
Exercised	80,930	$9.07
Forfeited	5,000	$14.00
Outstanding at end of period	424,090	$11.89	3.1

Exercisable at end of period	382,424	$11.52	2.6
The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2014 and 2013 was $2.3 million and $2.2 million, respectively.
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$125.0 million

On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150.0 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.40% per annum as of September 30, 2014, or an all-in rate of 2.95% per annum until January 2018. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our $150.0 million unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.40% per annum at September 30, 2014, or an all-in rate of 2.66% per annum. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information.
The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of September 30, 2014		As of December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$890	Other assets, net	$1,573

Fair Value of Derivative Instruments
Liability Derivatives
	As of September 30, 2014		As of December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

	Accounts payable and		Accounts payable and
Interest rate swap	other liabilities	$1,524	other liabilities	$2,275
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
	Location of Gain or
(In thousands)	(Loss) Recognized	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging	in Income	September 30,		September 30,
Relationships (Interest Rate Swaps)	on Derivative	2014	2013	2014	2013
Amount of gain/(loss)
recognized in OCI on derivative		$462	$(964)	$(977)	$1,257

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$(352)	$(342)	$(1,045)	$(430)

Amount of gain/(loss) recognized in
income on derivative (ineffective portion and
amount excluded from effectiveness testing)	Other expense	$—	$—	$—	$—

The following table presents the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets and Liabilities
				Gross Amounts Not Offset in
				the Balance Sheets
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets/Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
(In thousands)	Assets/Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
September 30, 2014
Offsetting Derivative
Assets	$890	$—	$890	$—	$—	$890
Liabilities	$1,524	$—	$1,524	$—	$—	$1,524
December 31, 2013
Offsetting Derivative
Assets	$1,573	$—	$1,573	$—	$—	$1,573
Liabilities	$2,275	$—	$2,275	$—	$—	$2,275
As of September 30, 2014, the fair value of the derivative in a liability position, excluding any adjustment for nonperformance risk, was $1.6 million. As of September 30, 2014, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at September 30, 2014, we could have been required to settle our obligations under the agreement at its termination value of $1.6 million, which includes accrued interest of $88,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.3 million.
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
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 38% to 53% at September 30, 2014. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at September 30, 2014 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$287,824	$—	$—	$298,785
Unsecured debt	$441,500	$—	$450,208	$—

Fair Value at December 31, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$279,474	$—	$—	$284,886
Unsecured debt	$533,500	$—	$530,022	$—
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
On March 29, 2013, Tenant filed a motion to assume the Lease. We opposed Tenant’s lease assumption motion. On September 12, 2013, the Bankruptcy Court granted Tenant’s motion to assume the Lease. We appealed the Bankruptcy Court’s order granting Tenant’s motion to assume the Lease to the U.S. District Court for the Central District of California (the “District Court”). On December 2, 2013, the District Court ruled in our favor and held the Bankruptcy Court had erred when it concluded the Lease had not been terminated prior to the date Tenant filed its Chapter 11 petition. Tenant appealed the District Court's decision to the U.S. Court of Appeals for the Ninth Circuit. The District Court remanded the case back to the Bankruptcy Court for further proceedings consistent with the District Court’s determination. On October 27, 2014, the Bankruptcy Court, on the matter remanded by the District Court, denied Tenant's lease assumption motion. Tenant has indicated it will appeal the Bankruptcy Court's decision, and has petitioned the Bankruptcy Court for a stay pending the outcome of Tenant's appeals.
If we conclude, based on the outcome of this proceeding, that it is unlikely Tenant will remain at the Property, we will accelerate the amortization of the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $980,000 at September 30, 2014. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
In addition to the above, we are subject to other legal proceedings, lawsuits and other claims in the ordinary course of our business (collectively, "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Many of the claims in Litigation are covered by insurance, subject to deductible amounts. With respect to current Litigation, we have determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse impact on our financial statements. See Note 14 for additional information.
Guarantees
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. We have determined that the fair value of these guarantees are immaterial and thus have not recorded any liability as of September 30, 2014.
14.    SUBSEQUENT EVENTS
Legal Proceedings. On October 10, 2014, the United States District Court for the Northern District of Ohio (the "Court") entered an order preliminarily approving a proposed settlement in the purported shareholder derivative and class action captioned Manson v. Friedman, et al. (the "Action"), currently pending in the Court. Pursuant to the proposed settlement, and in exchange for releases and a dismissal of the Action with prejudice, Mr. Jeffrey Friedman will voluntarily relinquish, and the Company will rescind, 63,714 of the 125,000 options awarded to him in 2012, and for the twelve-month period following final settlement, the Company will not award any stock options to Mr. Friedman. Also, the Company will implement additional processes relating to the future granting of equity awards and pay for plaintiffs' counsel fees and expenses approved by the Court with respect to the Action. We maintain insurance that will help defray the cost of the proposed settlement, and we do not expect the proposed settlement to have a material impact on our financial results.
Debt. On October 1, 2014, we repaid one loan totaling $24.5 million on its scheduled maturity date. We funded this payment with borrowings on our unsecured revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q, as well as Part I, Item 1A, "Risk Factors," of the Company's Annual Report of Form 10-K for the year ended December 31, 2013. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2014 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

•
the cost, disruption and diversion of management’s attention associated with campaigns commenced by activist investors seeking to influence the Company to take particular actions favored by the activist or gain representation on our Board of Directors;

•	the results of litigation involving us;

•	changes in tax legislation;

•	risks of personal injury and property damage claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	risks associated with property acquisitions, such as failure to achieve expected results or matters not discovered in due diligence;

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

•	those risk factors and special considerations set forth in the documents the Company files from time to time with the Securities and Exchange Commission.
Overview.
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a general contractor and construction manager that acts as our in-house construction division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the nine months ended September 30, 2014 and September 30, 2013.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Net cash provided by operations	$57,389	$57,349
Fixed assets:
Acquisitions and development expenditures	(93,808)	(213,320)
Net property disposition proceeds	168,756	90,453
Recurring, revenue enhancing and non-recurring capital expenditures	(8,264)	(9,632)
Cash proceeds from sale of equity interest in development property	24,075	—
Contributions to joint ventures	(11,841)	(8,874)
Debt:
Increase (decrease) in mortgage and construction notes payable, net	8,928	(2,371)
Decrease in unsecured revolving credit facility borrowings, net	(92,000)	(13,500)
Unsecured note issuances	—	150,000
Exercise of stock options	733	1,550
Purchase of treasury shares	(1,033)	(704)
Purchase of noncontrolling interest	—	(4,544)
Cash dividends and operating partnership distributions paid	(33,428)	(28,212)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our unsecured revolving credit facility, project-specific loans and the sale of debt or equity securities. Our scheduled debt maturities for 2014 consisted of three mortgage loans totaling approximately $44.5 million. As of October 1, 2014, we have repaid all three loans with property sale proceeds and borrowings on our unsecured revolving credit facility. The maximum amount of borrowings available to us under the unsecured revolving credit facility is $350.0 million and, as of October 28, 2014, there were outstanding borrowings of $60.0 million on this facility.
On July 25, 2014, we amended and restated our $150.0 million term loan. Among other modifications the amendment extended the maturity date from January 3, 2018 to January 3, 2020, and reduced the interest rate spread across the pricing grid. We also entered into an amendment to our unsecured revolving credit facility to implement corresponding financial covenant modifications to our unsecured revolving credit facility.
We anticipate cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources, such as our unsecured revolving credit facility and/or secured and unsecured borrowings, are or can be made available and will be sufficient to meet our normal business operations and liquidity requirements. We anticipate that we will continue to pay our regular quarterly dividends in cash. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by our unsecured revolving credit facility, the sale of properties, the sale of additional common shares, the sale of additional debt securities and/or the admission of joint venture partners.
Cash flow provided by operations remained flat during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.
During the remainder of 2014, we anticipate incurring approximately $7.0 million in additional capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances, refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures. We expect to use cash provided by operating activities to pay for these expenditures.

The following table identifies our capital expenditures for the nine months ended September 30:

(In thousands)	2014	2013	Variance
Recurring fixed asset additions	$7,274	$8,310	$(1,036)
Revenue enhancing/non-recurring
fixed asset additions	990	1,322	(332)
Acquisition fixed asset additions (1)	47,584	143,308	(95,724)
Development fixed assets:
Internal costs	2,500	2,000	500
Capitalized interest	3,400	2,400	1,000
Land and other development costs (2)	40,324	65,612	(25,288)
Total development fixed asset additions	$46,224	$70,012	$(23,788)
Total fixed asset additions	$102,072	$222,952	$(120,880)

(1)
The decrease in acquisition fixed asset additions in 2014 compared to 2013 is due to the one acquisition, Alpha Mill (Phase I and II), in the nine months ended September 30, 2014 compared to the two acquisitions, Doral West and Rienzi at Turtle Creek, in the nine months ended September 30, 2013.

(2)	The decrease in land and other development costs in 2014 compared to 2013 is due to the purchase of land in the nine months ended September 30, 2013 related to the 350 8th development project.
See Note 2 in Part I, Item I of this report on Form 10-Q, "Real Estate Capitalization Policies and Depreciation" and "Classification of Fixed Asset Additions" for additional information.
Unconsolidated Development. On February 3, 2014, we entered into a partnership agreement with AIG for the development and operation of 350 8th, a 410-unit apartment community with commercial space and underground parking located in San Francisco, California. We are a 50.01% partner with AIG, which has contributed $33.9 million to the partnership. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. As this partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership has been deemed to not have sufficient equity, and has therefore been determined to be variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is accounted for in our consolidated financial statements using the equity method. Our strategy with respect to this entity is to reduce the overall financial risk related to the development of the property. However, we do not believe that this investment has a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than the other consolidated development activities.

RESULTS OF OPERATIONS
Comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Development properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the three and nine-month comparison periods ended September 30, 2014 and 2013, the Same Community portfolio consisted of 44 owned properties containing 11,484 units. In 2014, the four properties we acquired in 2012 (The Apartments at the Arboretum, Southpoint Village, 21 Forty Medical District and The Park at Crossroads), containing 1,156 units in total, moved into the Same Community portfolio from the acquired/development properties portfolio. Properties that are sold are removed from the Same Community portfolio at that time. The properties we sold during the nine months ended September 30, 2014 containing 909 units have been removed from the Same Community portfolio. Acquired and development properties for the three and nine-month comparison periods ended September 30, 2014 and 2013 include one property acquired in 2014, five properties acquired in 2013 and a 99-unit expansion in Dallas, Texas, which stabilized during the first quarter of 2014.
Net income for the three months ended September 30, 2014 decreased $16.6 million to $3.4 million when compared to the $20.0 million of net income recognized for the three months ended September 30, 2013. This change was primarily due to the gain recognized on the disposition of one property in the three months ended September 30, 2013 of $18.1 million. Net income recognized for the nine months ended September 30, 2014 increased $76.1 million. This change was primarily due to the gains recognized on the disposition of four properties in the nine months ended September 30, 2014 of $100.9 million compared to the gains recognized on the disposition of two properties in the nine months ended September 30, 2013 of $26.9 million. Our positive performance was also due to an increase in property revenue and a decline in interest expense, net of increases in property operating and maintenance expenses, depreciation and amortization expense.
The following chart reflects the amount and percentage change in line items relevant to the changes in overall operating performance:

	Increase (Decrease) When		Increase (Decrease) When
	Comparing the Three Months		Comparing the Nine Months
	Ended September 30, 2014		Ended September 30, 2014
(Dollar amounts in thousands)	to September 30, 2013		to September 30, 2013
Property revenue	$1,825	4.0%	$12,453	9.5%
Property operating and maintenance expenses	737	4.3%	5,379	10.7%
Depreciation and amortization	1,567	11.0%	5,998	14.3%
General and administrative expenses	(746)	(15.1)%	(186)	(1.3)%
Interest expense	(1,246)	(16.3)%	(2,521)	(11.2)%
Gain on disposition of properties	—	—%	100,870	100.0%
Income from discontinued operations	(18,677)	(100.0)%	(29,637)	(100.0)%
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

A reconciliation of property NOI to total consolidated net income attributable to AERC is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Property NOI	$29,371	$28,283	$88,289	$81,215
Office NOI	451	450	1,384	1,000
Property management and construction services NOI	183	—	359	—
Depreciation and amortization	(15,779)	(14,212)	(47,958)	(41,960)
General and administrative expense	(4,200)	(4,946)	(14,116)	(14,302)
Development costs	(162)	(220)	(690)	(662)
Costs associated with acquisitions	(59)	(392)	(172)	(457)
Interest expense	(6,387)	(7,633)	(19,928)	(22,449)
Gain on disposition of properties	—	—	100,870	—
Income from continuing operations	3,418	1,330	108,038	2,385
Income from discontinued operations:
Operating income, net of interest expense	—	605	—	2,769
Gain on disposition of properties	—	18,072	—	26,868
Income from discontinued operations	—	18,677	—	29,637
Net income	3,418	20,007	108,038	32,022
Net income attributable to noncontrolling redeemable interest	—	(14)	—	(45)
Net income attributable to AERC	$3,418	$19,993	$108,038	$31,977
Property NOI increased for the three and nine months ended September 30, 2014 as a result of revenue increases across the Same Community portfolio and the contributions of the Acquired and Development Properties, partially offset by increased property operating expenses.
The following table presents property NOI results by region:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Increase/	2014	2013
(In thousands)	Property NOI	Property NOI	(Decrease)	Property NOI	Property NOI	Increase
Same Community Properties:
Midwest	$11,034	$10,735	$299	$32,411	$31,123	$1,288
Mid-Atlantic	9,110	9,005	105	26,995	26,707	288
Southeast	3,603	3,456	147	10,651	10,145	506
Southwest	1,524	1,412	112	4,518	4,346	172
Total Same Community	25,271	24,608	663	74,575	72,321	2,254
Acquired Properties	3,971	999	2,972	10,671	999	9,672
Development Property	129	(14)	143	438	(14)	452
Dispositions	—	2,690	(2,690)	2,605	7,909	(5,304)
Total Property NOI	$29,371	$28,283	$1,088	$88,289	$81,215	$7,074
Property Revenue. Property revenue is impacted by a combination of rental rates, fees and occupancy levels, i.e., property revenue per occupied unit. Average occupancy for each period and property revenue per occupied unit are presented in the following tables:

	Average Occupancy (1)		Average Occupancy (1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Same Community Properties:
Midwest	95.2%	96.0%	95.9%	95.9%
Mid-Atlantic	95.7%	95.4%	96.0%	95.3%
Southeast	95.8%	96.0%	96.5%	95.9%
Southwest	94.2%	94.6%	95.5%	95.6%
Total Same Community	95.4%	95.7%	96.0%	95.7%
Acquired Properties	89.6%	96.8%	92.0%	96.8%
Development (2)	97.6%	N/A	93.0%	N/A
Total	94.6%	95.8%	95.4%	95.7%

(1)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.

(2)	The three and nine months ended September 30, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013.

	Monthly Property Revenue		Monthly Property Revenue
	Per Occupied Unit		Per Occupied Unit
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Same Community Properties:
Midwest	$1,073	$1,047	$1,050	$1,025
Mid-Atlantic	$1,475	$1,471	$1,466	$1,455
Southeast	$1,406	$1,337	$1,378	$1,324
Southwest	$1,206	$1,156	$1,186	$1,139
Total Same Community	$1,238	$1,211	$1,219	$1,192
Acquired Properties	$1,640	$1,993	$1,588	$1,972
Development (1)	$1,181	N/A	$1,485	N/A
Total	$1,283	$1,246	$1,262	$1,227

(1)	The three and nine months ended September 30, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013.
The following table presents property revenue results:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013		2014	2013
	Property	Property	Increase/	Property	Property	Increase/
(In thousands)	Revenue	Revenue	(Decrease)	Revenue	Revenue	(Decrease)
Same Community Properties:
Midwest	$18,202	$17,907	$295	$53,837	$52,502	$1,335
Mid-Atlantic	13,320	13,235	85	39,856	39,239	617
Southeast	6,300	6,010	290	18,666	17,823	843
Southwest	2,868	2,762	106	8,582	8,249	333
Total Same Community	40,690	39,914	776	120,941	117,813	3,128
Acquired Properties	6,400	1,731	4,669	17,709	1,731	15,978
Development Property	354	5	349	982	5	977
Dispositions	—	3,969	(3,969)	4,230	11,860	(7,630)
Total Property Revenue	$47,444	$45,619	$1,825	$143,862	$131,409	$12,453

The increase in Same Community property revenue was due to increased rental revenue as a result of an increase in overall monthly property revenue per occupied unit (net rent less vacancies) in 2014 compared to 2013. All regions produced improved property revenue with the largest improvement coming from the Midwest portfolio.
Property operating and maintenance expenses. The property operating and maintenance expenses increase was primarily due to the acquisition and development properties being owned and operated during the three and nine months ended September 30, 2014, compared to 2013. In addition, there were increases in real estate taxes within the Same Community portfolio during the three and nine months ended September 30, 2014, as well as additional insurance expenses during the nine months ended September 30, 2014.
Depreciation and amortization. The depreciation and amortization expense increase was primarily due to expense recognized in 2014 related to the acquisition and development properties placed in service in 2013.
General and administrative. General and administrative expenses decreased during the three month comparison period primarily due to a decrease in legal costs associated with the bankruptcy of the master lease holder for our commercial building in Los Angeles and a decrease in expense associated with share-based compensation awards. Offsetting this was an increase in legal expense associated with the shareholder derivative matter. General and administrative expenses decreased during the nine month comparison period primarily due to a decrease in expense associated with share-based compensation awards, which was partially offset by an increase in legal costs associated with the bankruptcy of the master lease holder for our commercial building in Los Angeles and the shareholder derivative matter. See Notes 13 and 14 in Part I, Item I of this report on Form 10-Q for additional information related to these legal proceedings.
Interest expense. Interest expense decreased primarily due to a reduction of mortgage loan interest expense resulting from the payoff of five mortgages during 2013 and two mortgages as of September 30, 2014, and an increase of capitalized interest during 2014. Partially offsetting these decreases was an increase in interest expense related to the unsecured notes issued during 2013.
Gain on disposition of properties and Income from discontinued operations. Income from discontinued operations decreased during the three and nine-month comparison periods due to an accounting standard update that no longer requires the disposition of certain assets to be considered discontinued operations, therefore allowing the gain or loss on sale their disposition generates to be considered part of income or loss from continuing operations. The corresponding increase of $100.9 million in gain on disposition of properties in the nine months ended September 30, 2014, reflects the gain from the sale of four properties during the nine months ended September 30, 2014, while the $29.6 million of income from discontinued operations in the nine months ended September 30, 2013, reflects the operating results for four properties sold in 2013, as well as the recognized gains related to the two properties sold during the nine months ended September 30, 2013. For further details on this accounting standard update see Note 2 in Part I, Item I of this report on Form 10-Q.
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

A reconciliation of net income attributable to AERC to FFO is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income attributable to AERC	$3,418	$19,993	$108,038	$31,977
Depreciation - real estate assets	14,272	13,456	43,419	38,941
Amortization of intangible assets	928	651	2,910	2,996
Gain on disposition of properties	—	(18,072)	(100,870)	(26,868)
Funds from operations	$18,618	$16,028	$53,497	$47,046

Funds from operations per common share - basic	$0.32	$0.32	$0.93	$0.94
Funds from operations per common share - diluted	$0.32	$0.32	$0.92	$0.93

Weighted average shares outstanding - basic	57,531	49,949	57,456	49,816

Weighted average shares outstanding - diluted	58,033	50,267	57,928	50,376
CONTINGENCIES
For a discussion of contingencies, see Note 13 in Part I, Item I of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed-rate debt. Based on our variable rate debt outstanding at September 30, 2014 and 2013, an interest rate change of 100 basis points would impact interest expense approximately $1.1 million and $2.0 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 11 in Part I, Item I of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2013, for a more complete discussion of interest rate sensitive assets and liabilities.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework (1992)." This evaluation was made under the supervision and with the participation of management, including our CEO and Chief Financial Officer ("CFO") as of the end of the period covered by this report on Form 10-Q. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of period covered by this report on Form 10-Q, were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2014 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 13 in Part I, Item I of this report on Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes to the "Risk Factors" disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2014
					Approximate Dollar
					Value of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
			Average	As Part of Publicly	the Plans or
	Total Number of		Price Paid	Announced Plans	Programs
Period	Shares Purchased		Per Share	or Programs	(in thousands) (1)
July 1 through
July 31	1,541		$18.27	—	$26,288
August 1 through
August 31	360		18.19	—	26,288
September 1 through
September 30	—		—	—	26,288
Total	1,901	(2)	$18.25	—

(1)
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any shares using this authority during the three months ended September 30, 2014, and we have no present intention to use this authority to repurchase shares.

(2)
We have a policy which allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount. All shares repurchased during the three months ended September 30, 2014 were purchased in connection with that policy.

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

101
XBRL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

October 31, 2014	/s/ Lou Fatica
(Date)	Lou Fatica, Senior Vice President,
Treasurer and Chief Financial Officer