Form 10-K
period 2014-12-31
ASSOCIATED ESTATES REALTY CORP
filed 2015-02-18
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Address of principal executive offices)

Registrant's telephone number, including area code (216) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares, without par value	New York Stock Exchange
NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $997.0 million as of June 30, 2014.

The number of Common Shares outstanding as of February 3, 2015 was 57,715,771.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein).

Notice of Annual Meeting and Proxy Statement for the 2015 Annual Meeting of Shareholders (in Part III).

ASSOCIATED ESTATES REALTY CORPORATION

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I
Except as the context otherwise requires, all references to "we," "our," "us," "AERC," "AEC" and the "Company" in this report collectively refer to Associated Estates Realty Corporation and its consolidated subsidiaries.
Item 1. Business
GENERAL
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT"). Our common shares are publicly traded on the New York Stock Exchange ("NYSE") and the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "AEC." Our headquarters, located at 1 AEC Parkway in Richmond Heights, Ohio, is composed of one office building of approximately 42,000 square feet and two adjacent parcels of land containing approximately 1.1 and 3.0 acres, respectively, all of which are suitable for further development or expansion and all of which are subject to a long-term ground lease.
We specialize in multifamily ownership, operation, acquisition, development, disposition and property management activities. We own a taxable REIT subsidiary ("TRS") that performs construction management services for our own account in connection with the development of multifamily properties that we own and operate, including consolidated and unconsolidated joint ventures. As of December 31, 2014, our operating portfolio consisted of 49 apartment communities containing 12,734 units in eight states that are owned, either directly or indirectly, through subsidiaries. See Item 2 for a state-by-state listing of our portfolio. Additionally, in May 2012, in conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California containing approximately 78,800 total square feet of office and commercial space. During 2014, we assumed property management responsibilities for a fee for apartment properties we expect to acquire pursuant to existing contracts. Our consolidated financial statements include the accounts of all subsidiaries, including the TRS, which is separately taxed for federal income tax purposes under the REIT Modernization Act implemented in 1999. Our consolidated financial statements also include the results of a partnership in which we own a 98.1% equity interest.
BUSINESS SEGMENTS
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. In the aggregate, our multifamily properties provided approximately 98.6% of our consolidated revenue for 2014. We have determined that, as of December 31, 2014, we have one reportable segment, which is multifamily properties.
OPERATING STRATEGY AND BUSINESS OBJECTIVES
Acquisition/Disposition. Our acquisition/disposition strategy in recent years has been to: (i) buy properties located in high growth submarkets outside of the Midwest; (ii) sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a significantly greater return on equity and increased cash flow; (iii) reduce the average age of our portfolio; and (iv) improve the operating margins of our portfolio. In 2014, we acquired the following property:

(Dollar amounts in thousands)
Acquisition Date	Property	Location	Units	Purchase Price
June 10, 2014	Alpha Mill Phase I and Phase II	Charlotte, NC	267	$45,075

In 2014, we also disposed of the following five properties:

(Dollar amounts in thousands)
Disposition Date	Property	Location	Units	Sales Price
December 12, 2014	Cypress Shores	Coconut Creek, FL	300	$44,250
June 16, 2014	Annen Woods	Pikesville, MD	131	20,500
April 28, 2014	Reflections	Columbia, MD	184	38,400
April 2, 2014	Vista Germantown	Nashville, TN	242	53,250
February 24, 2014	Hampton Point	Silver Springs, MD	352	60,000
			1,209	$216,400
In addition, in 2014, we acquired a land parcel in Woodland Hills, California for $15.8 million that is entitled for a 379-unit apartment community.
We continue to monitor acquisition opportunities in our existing markets, in particular Central and Southeast Florida, Charlotte, Atlanta and Dallas. We have also identified Southern and Northern California as targeted growth markets. We will also consider opportunistic acquisition and development opportunities in other markets.
We continually monitor the current and expected return on investment of all of our properties. We will consider opportunistic sales of properties in any market, including our targeted growth markets, if we determine that the proceeds from such sales would provide a greater return on investment and increased cash flow when redeployed, or when proceeds could be used to fund development or to reduce debt.
During the three years ended December 31, 2014, we acquired 10 multifamily properties containing a total of 2,607 units for an aggregate purchase price of approximately $469 million, and we sold 15 multifamily properties containing a total of 4,122 units for an aggregate sales price of approximately $423 million.
Development. We intend to contribute to our growth by developing new properties. During 2014, we acquired a parcel of land in Woodland Hills, California that is entitled for a 379-unit apartment community. Additionally, during 2014, we continued development on our 175-unit apartment community in the Mid-Wilshire submarket of Los Angeles, California, our 140-unit apartment community with 6,898 square feet of commercial space in Bethesda, Maryland and our 249-unit apartment community in the Turtle Creek neighborhood of the Uptown submarket of Dallas, Texas. We are also developing a 472-unit apartment community with 19,700 square feet of commercial space in the Arts District of downtown Los Angeles, California, and a 410-unit apartment community with 40,000 square feet of commercial space in the South of Market ("SoMa") submarket San Francisco, California. These two projects, known respectively as 950 East Third and 350 8th, are being developed in 50/50 joint venture partnerships. Construction has commenced on the 950 East Third and 350 8th projects. Additionally, the Company was a 50/50 joint venture partner in a property in Monrovia, California known as 5th and Huntington. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. On February 3, 2015, we acquired our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%.

Property Operations. We operate in a number of different markets and submarkets. The economic climate in these markets will vary from time to time and, as a result, occupancy and the degree to which we can maintain or increase rents varies. However, our goal is to maximize property net operating income in all of our markets through a combination of increasing rents, maintaining occupancy levels and aggressively managing controllable operating expenses. Strategies to increase revenues include constant monitoring of our markets and submarkets, providing superior resident service and creating highly desirable communities in which to live. We use Property Solutions International to leverage the power of the Internet through enhanced property websites and resident portals that allow integrated resident communication, and by implementing resident billing programs for utilities and refuse collections. We use LROTM, a rental revenue software product that provides comprehensive submarket-based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience to maximize rental revenues and try to maintain high occupancy levels. With LROTM, we try to generate long-term rent growth by adjusting rents to address market forces in real-time. Our AEC Academy for Career Development provides training and support for our employees, which help us provide better educated and skilled personnel at our communities while minimizing employee turnover. We aggressively manage controllable operating expenses through strategies such as utilizing centralized purchasing contracts benefiting multiple properties and through diligent upkeep and regular maintenance at all of our communities.
Financing and Capital. We use proceeds received from new debt, refinancings, property sales and equity issuances to maximize returns, while remaining keenly focused on strengthening our balance sheet. Increasing both our coverage ratios and the number of unencumbered assets have been two of our principal objectives. During the past three years, we continued to focus on lowering our cost of debt. The weighted average interest rate on our total debt declined 110 basis points from 4.8% per annum at December 31, 2011 to 3.7% per annum at December 31, 2014. Our interest coverage ratio and fixed charge coverage ratios were 3.29:1 and 3.29:1, respectively, at December 31, 2014, up from 2.34:1 and 2.34:1, respectively, at December 31, 2011.
2014 Activities. On July 25, 2014, we amended and restated our $150 million unsecured term loan. Among other modifications, the amendment extended the maturity date from January 3, 2018 to January 3, 2020, and reduced the interest rate spread across the pricing grid. We also amended our unsecured revolving credit facility to implement corresponding financial covenant modifications.
On February 3, 2014, we entered into a partnership agreement with AIG Global Real Estate (AIG) for the development and operation of 350 8th, a 410-unit apartment community with 40,000 square feet commercial space and underground parking located in the SoMa neighborhood of San Francisco, California. We are a 50.01% partner with AIG, which has contributed $33.9 million to the partnership. The land upon which the project is being developed was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development.
2013 Activities. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 operating partnership units related to the 1998 acquisition of an operating partnership into a right to receive cash merger consideration, pursuant to which $1.4 million was paid on November 6, 2013.
On October 21, 2013, we completed the issuance of $100 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $45.0 million with a 7-year maturity at 4.29% per annum, and $55.0 million with a 10.2-year maturity at 4.94% per annum. The $100 million total issuance had a weighted average term of 8.8 years and a weighted average interest rate of 4.65% per annum. Proceeds from the issuance were used to repay borrowings on our unsecured revolving credit facility.

On October 1, 2013, we settled Forward Share Agreements with forward purchasers entered into on May 29, 2013 by delivering 7,047,958 common shares at a price of $17.25 per share. We received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share. Proceeds from the forward sale were applied toward the repayment of debt that matured on October 1, 2013.
On June 19, 2013, we amended the terms of our $350 million unsecured revolving credit facility. Among the modifications, we reduced the credit spread and extended the maturity from January 12, 2016 to June 15, 2017. Total costs associated with this amendment were $1.2 million. This facility provides improved flexibility and the ability to capitalize on strategic opportunities without the delays associated with financing contingencies. Our borrowing capacity under the unsecured revolving credit facility is a function of our unencumbered property pool.
On April 12, 2013, we filed a new shelf registration statement on Form S-3 to register the sale and issuance of equity and debt securities in public offerings, which replaced our shelf registration statement that was to expire in June 2013. This current shelf registration expires in April 2016. Additionally, on April 12, 2013, we filed a prospectus supplement to register an at-the-market ("ATM") program, which allows us to sell up to $75 million of our common shares in open market transactions at the then-current market price per share. The ATM program was originally established in August 2012. Due to the filing of the new shelf registration statement on Form S-3, it was necessary to file a new prospectus supplement to continue the ATM program. As of December 31, 2013, we have sold 107,498 shares under the ATM program for total gross proceeds of $2.0 million, and have remaining availability of approximately $73.0 million. There were no shares sold during 2014 under this $75 million ATM program.
On April 2, 2013, we entered into a forward starting interest rate swap on $125 million of our $150 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.40% per annum as of December 31, 2014, or an all-in rate of 2.95% per annum until the loan matures in January 2018. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the term loan agreement. See Note 11 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information regarding this swap. See also Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for additional information.
On February 15, 2013, we purchased our development partner's interest in Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee, for $4.5 million. Prior to the purchase, we held a 90.0% equity interest in Vista Germantown. This property was included as a consolidated entity in our financial statements before and after the purchase. On April 2, 2014, we disposed of Vista Germantown for a sales price of $53.3 million.
On January 22, 2013, we completed the issuance of $150 million of unsecured notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at 4.02% per annum, and $87.0 million with a 10-year maturity at 4.45% per annum. The $150 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27% per annum. Net proceeds from the issuance were used to repay borrowings on our unsecured revolving credit facility.
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
During 2012, we sold 681,178 shares under our $25 million ATM program for total gross proceeds of $11.3 million, or $11.1 million net of sales commissions and other costs. The net proceeds were used to reduce borrowings on our unsecured revolving credit facility and for general corporate purposes. At June 30, 2012, all $25 million of common shares available for issuance under the ATM program had been sold and the program was completed. In August 2012, we entered into an ATM program that would allow us to sell up to $75 million of our common shares in open market transactions at the then market price per share.

On June 27, 2012, we sold 6,325,000 of our common shares in an underwritten public offering at a price of $14.40 per share, which resulted in total net proceeds of approximately $87.2 million. The net proceeds were used to fund property acquisitions and development and for general corporate purposes.
In January 2012, we increased our $250 million unsecured revolving credit facility to $350 million. This facility provided additional financial flexibility. Debt procurement costs associated with this modification were $2.3 million. Our borrowing capacity under the unsecured revolving credit facility was a function of our unencumbered property pool.
General Contractor/Construction. We perform construction management services for our own account in connection with the development of multifamily properties we own and operate as well as unconsolidated joint ventures. Among other things, we believe we will realize significant cost savings and improved quality of our development properties as a result of our in-house development and construction management capabilities.
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
EMPLOYEES
On February 3, 2015, we employed approximately 410 people.
EXECUTIVE OFFICERS
The following information regarding our executive officers is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Name	Age	Position with the Company
Jeffrey I. Friedman	63	Chairman of the Board, President and Chief Executive Officer

Lou Fatica	48	Senior Vice President, Treasurer and Chief Financial Officer

Jason A. Friedman	40	Senior Vice President, Acquisitions and Development

Scott D. Irwin	48	Senior Vice President, General Counsel and Secretary

John T. Shannon	53	Senior Vice President, Operations
Jeffrey I. Friedman is Chairman of the Board, President and Chief Executive Officer of Associated Estates. Mr. Friedman was named President in 2000 and has served as Chairman and CEO since 1993. He originally joined the Company in 1974.
Mr. Friedman also currently serves on the Board of Directors of the Greater Cleveland Sports Commission and the Board of Trustees of the Cleveland Clinic.

With more than 40 years of real estate experience, Mr. Friedman has been an instrumental part of building a team of apartment experts who deliver on the highest of standards in apartment living, professional fulfillment and shareholder value. In 1993, Mr. Friedman took the Company public. Since then, he has led the growth of the company from assets valued at approximately $160 million, to assets valued in excess of $2 billion. Under Mr. Friedman's guidance, Associated Estates has a diversified portfolio of high-quality properties in high growth submarkets with a national footprint. The Company has increased average property revenue per occupied unit from below $900 in 2007 to nearly $1,300 in 2014; increased the quarterly cash dividend by 18% over the last three years, while maintaining one of the lowest payout ratios in the multifamily sector; and achieved investment grade ratings from Moody's, Fitch and S&P.
As the Chairman and CEO of one of 10 publicly traded multifamily REITs in the country, Mr. Friedman is active in several professional organizations, which include the National Association of Real Estate Investment Trusts, Chief Executives Organization and the National Multi-Housing Council.
Mr. Friedman's past Board positions include United Way, Boy Scouts of America, Cleveland Center for Contemporary Art and the Jewish Community Center of Cleveland. He was honored by Ernst & Young as an "Entrepreneur of the Year" in 2011. He holds a Bachelor of Science degree from The Ohio State University. He is also a graduate of Leadership Cleveland which is designed to enhance and leverage leadership resources within the Cleveland Community. Mr. Friedman is the father of Jason A. Friedman.
Lou Fatica, Senior Vice President, Chief Financial Officer and Treasurer, joined Associated Estates in 1999 as Controller and was promoted to Vice President, Controller in 2000. He assumed his current role in 2001. Mr. Fatica is responsible for financial operations including capital markets, reporting, internal audit and Sarbanes-Oxley compliance as well as tax, treasury and finance functions for the Company. He has more than 25 years of finance and accounting experience and is a Certified Public Accountant ("CPA"). He earned his bachelor's degree in Accounting from Cleveland State University. Mr. Fatica is a member of the American Institute of Certified Public Accountants, the Ohio Society of CPAs, and serves as a member of the Board of Directors of the Hillcrest Family YMCA.
Jason A. Friedman, Senior Vice President, Acquisition and Development, joined Associated Estates in 2009. Mr. Jason A. Friedman is responsible for overseeing the Company's acquisition efforts including the purchase of new assets. Additionally, Mr. Jason A. Friedman is responsible for all new development and construction activities including the purchasing of new land, design and entitlement. He has more than 16 years of real estate experience, including acquisitions, development, construction and financing. He earned his bachelor's degree in Communications and Business from Auburn University. Mr. Jason A. Friedman is a member of the Urban Land Institute, National Multi-Housing Council, National Association of Home Builders, Young Presidents Organization, and National Association of Real Estate Investment Trusts (NAREIT). He also serves as a board member for the American Red Cross and the Domestic Violence and Child Advocacy Center.
Scott D. Irwin, Senior Vice President, General Counsel and Secretary, joined Associated Estates in 2013. Mr. Irwin is responsible for all aspects of the Company's legal matters, providing advice and counsel in the negotiation, structuring and implementation of the Company's property acquisition, development, disposition, financing and capital markets activities, as well as risk management, corporate governance, public company reporting and litigation. From 2010 to 2013, Mr. Irwin served as Executive Vice President, General Counsel and Secretary of Buffets, Inc., one of the largest family dining restaurant companies in the United States. He has more than 22 years of overall experience in law, specializing in finance, corporate governance and compliance, acquisitions and divestitures, labor and employment, and litigation. Mr. Irwin earned his bachelor's degree, summa cum laude, from Kent State University, where he was inducted into Phi Beta Kappa. His Juris Doctorate was awarded, summa cum laude, by The Ohio State University College of Law, where he was elected to the Order of the Coif.

John T. Shannon, Senior Vice President of Operations, joined Associated Estates in 2004. Mr. Shannon is responsible for the overall direction and guidance of property operations with the objective of maximizing growth and profitability, while fostering a culture committed to providing excellence in service. He also has oversight responsibilities for dispositions, marketing, ancillary services; and he provides day-to-day support of the Company's strategic goals. He has 25 years of property management experience. Mr. Shannon earned his bachelor's degree in Business Administration with a concentration in real estate finance and construction management from the University of Denver.
ENVIRONMENTAL CONSIDERATIONS
See Item 1A, "Risk Factors" for information concerning the potential effects of environmental regulations on our operations.
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
We are subject to risks inherent in the real estate business and operation of a REIT. We own and manage multifamily apartment communities that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition, the value of our properties and our ability to make distributions to our shareholders will be dependent upon our continued access to the debt and equity markets, and our ability to operate our properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

•
changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

•
elimination of, or limitations on, federal government support for Fannie Mae and/or Freddie Mac that may result in significantly reduced availability of mortgage financing sources, as well as increases in interest rates for mortgage financing;

•	our ability to refinance debt on favorable terms at maturity;

•	risks of a lessening of demand for the multifamily units we own;

•	competition from other available multifamily units, single family units available for rental or purchase, and changes in market rental rates;

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

•	the failure to enter into development joint venture arrangements on acceptable terms;

•	increases in property and liability insurance costs;

•	unanticipated increases in real estate taxes and other operating expenses;

•	weather conditions that adversely affect operating expenses;

•	expenditures that cannot be anticipated, such as utility rate and usage increases and unanticipated repairs;

•	our inability to control operating expenses or achieve increases in revenue;

•	shareholder ownership limitations that may discourage a takeover otherwise considered favorable by shareholders;

•
the cost, disruption and diversion of management's attention associated with campaigns commenced by activist investors seeking to influence the Company to take particular actions favored by the activist or gain representation on our Board of Directors;

•	information security breaches and other disruptions that could comprise our information or expose us to business interruption;

•	the results of litigation involving us;

•	changes in tax legislation;

•	risks of personal injury and property damage claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	risks associated with property acquisitions, such as failure to achieve expected results or matters not discovered in due diligence;

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located; and

•	those risks factors and special considerations set forth in the documents the Company files from time to time with the SEC.

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
Our insurance may not be adequate to cover certain risks. There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, acts of war and terrorist attacks, that may be uninsurable, are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures and certain employment related claims, generally are not covered by our insurance. Other risks are subject to various limits, sub-limits, deductibles and self- insurance retentions, which help to control insurance costs, but which may result in increased exposures to uninsured losses. Significant uninsured losses could have a material adverse effect on our business, financial condition and results of operations.

Secured debt financing could adversely affect our performance. At December 31, 2014, eight of our 49 operating properties were encumbered by project specific, non-recourse, and non-cross-collateralized mortgage debt. There is a risk that these properties may not have sufficient cash flow from operations to pay required principal and interest. Additionally, at December 31, 2014, we had two construction loans with balances that are collateralized by the respective development properties, as well as an additional unconsolidated construction loan for which we are the guarantor which has no borrowings. We may not be able to refinance these loans at an amount equal to the loan balance, and the terms of any refinancing may not be as favorable as the terms of existing indebtedness. If we are unable to make required payments on indebtedness that is secured by a mortgage, the property securing the mortgage may be foreclosed with a consequent loss of income and value to us. Although Fannie Mae and Freddie Mac continue to provide needed financing to qualified borrowers, such as us, there is no assurance those mortgage capital sources will remain available or available on competitively favorable terms. Additional sources of secured financing are provided by life insurance companies, commercial banks and commercial mortgage-backed securities, which from time-to-time offer terms competitive with Fannie Mae and Freddie Mac. We believe we currently have access to such financing at competitive terms. However, there can be no assurance that such financing will be available or that we will qualify for such financing in the future. In addition, there are currently numerous proposals before Congress that could curtail the lending ability of Fannie Mae and Freddie Mac.
Financial covenants could limit our ability to achieve our strategic objectives. The agreements governing our unsecured credit facility and term loan contain certain restrictions, requirements and other limitations on our ability to incur additional secured and unsecured debt, commence project construction, acquire additional land or development projects and make other strategic investments or business acquisitions or dispositions. These agreements also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. Additionally, our unsecured notes contain certain provisions that mirror the requirements of our unsecured credit facility and term loan. Our unsecured credit facility, term loan and unsecured notes are cross-defaulted, and also contain cross default provisions with all of our other outstanding indebtedness of $25.0 million or more.
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
The costs of complying with laws and regulations could adversely affect our cash flow. Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such communities, such as leasing offices and commercial space, that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to disabled individuals. Other state and local laws also require apartment communities to be disability accessible. The FHAA also prohibits discrimination against protected classes of individuals. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. We have been subject to lawsuits alleging violations of accessible design laws in connection with certain of our properties.

Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other laws impose on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property, and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. All of our properties and development sites have been the subject of environmental assessments completed by qualified independent environmental consulting companies. While these environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect, there can be no assurance that we will not incur such liabilities in the future. There have been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. As some of these lawsuits have resulted in substantial monetary judgments or settlements, insurance carriers have reacted by excluding mold-related claims from standard policies and pricing mold endorsements at prohibitively high rates. While we have adopted programs designed to minimize the existence of mold in any of our properties, as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents and our properties, should mold become an issue in the future, our financial condition or results of operations may be adversely affected. Further, it is possible that material environmental contamination or conditions exist, or could arise in the future in our apartment communities or on the land upon which they are located or be present in land or improvements which we may acquire in the future.
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
We are subject to risks associated with development, acquisition, disposition and expansion of multifamily apartment communities. Development projects, acquisitions, dispositions and expansions of apartment communities are subject to a number of risks, including:

•	availability of acceptable financing;

•	competition with other entities for investment opportunities, dispositions, development or construction services or tenants;

•	failure by our properties to achieve anticipated operating results;

•	failure to avoid retained liabilities with respect to property dispositions or assumed liabilities with respect to property acquisitions;

•	development costs of a property exceeding estimates;

•	delays in construction of developments or expansions due to, among other causes, weather, required governmental approvals and/or unavailability of labor and materials;

•	expenditure of funds on, and the devotion of management time to, transactions that may not come to fruition;

•	construction and construction business risks, including, without limitation, rapid and unanticipated increases in prices of building materials and commodities; and

•	additional costs due to environmental contamination and compliance.

Failure to succeed in new markets, or in activities ancillary to the development, ownership and operation of multifamily apartment communities, may adversely effect our operations. We may, from time to time, commence development activity or make acquisitions outside of our existing market areas when appropriate opportunities arise. Our experience in our existing markets in acquiring, developing, owning and operating multifamily apartment communities does not ensure that we will be able to operate successfully in new markets when we choose to enter them.  Entering new markets may expose us to a variety of risks, including an inability to accurately evaluate local apartment market conditions; an inability to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental requirements.  Although we are primarily in the multifamily business, we may also own and lease ancillary commercial space when such ancillary rental activities are a component of our multifamily rental activities.  We may be unsuccessful in owning and leasing ancillary commercial space at or adjacent to our apartment communities, which could have an adverse effect on our results of operations.
We impose stock ownership limitations that may discourage a takeover otherwise considered favorable by shareholders. With certain limited exceptions, our Second Amended and Restated Articles of Incorporation, as amended, prohibit the ownership of more than 4.0% of our outstanding common shares (the "Ownership Limit"), and more than 9.8% of the shares of any series of any class of our preferred shares by any person unless we grant a waiver. Absent such a waiver, any shares owned in excess of such Ownership Limit are subject to repurchase by us and other consequences as set forth in our Second Amended and Restated Articles of Incorporation, as amended. A transfer of shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then prevailing market price for their shares. At our 2015 Annual Meeting, we will ask shareholders to approve our Third Amended and Restated Articles of Incorporation, which eliminates the Ownership Limit.
We have a shareholders rights plan which would delay or prevent a change in control. We have a shareholders rights plan that may be triggered if any person or group becomes the beneficial owner of, or announces an offer to acquire, 15.0% or more of our common shares.  While our Board of Directors believes our shareholders rights plan could assist in maximizing value for our shareholders in a change in control transaction, our shareholders rights plan would likely have the effect of precluding an acquisition of control of us without our consent.  In December 2014, our Board of Directors approved the elimination of our shareholder rights plan, which is expected to be completed during the first quarter of 2015.
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
Changes in tax laws could adversely affect the value of our common stock. If Congress enacts legislation that eliminates the REIT provisions from the Code or otherwise decreases the advantages of qualified REIT status under the Code, such as imposing a direct tax on some or all of our real estate related income, such legislation would likely have an adverse impact upon the market value of our common shares and may also result in a reduction of the dividends payable on our common shares.

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
Any material weaknesses identified in our internal control over financial reporting could have an adverse effect on our share price. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our share price.
A currently pending proxy contest, and any other actions of activist stockholders, could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business. On November 17, 2014, Land & Buildings Investment Management, LLC, a shareholder that, together with its affiliates, held 2.9% of our outstanding common shares, issued by press release a public letter to our shareholders announcing its intent to nominate a slate of seven individual candidates for election to our Board of Directors at our 2015 Annual Meeting of Shareholders.
As a result of this pending proxy contest, or if other activist shareholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have retained the services of various professionals to advise us on this matter, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of these and any similar activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors and joint venture partners, and cause our common share price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees, and execute on our long-term strategy.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Portfolio. The following table represents our portfolio as of December 31, 2014, which consists of properties we owned, directly or indirectly, or joint ventures in which we have an ownership interest.

	Total Number	Total Number
	of Properties	of Units
State
Florida	4	1,294
Georgia	2	354
Indiana	3	836
Michigan	7	2,216
North Carolina	7	1,671
Ohio	15	2,884
Texas	4	1,093
Virginia	7	2,386
	49	12,734
Development Projects
7001 Arlington at Bethesda (1)	—	—
Cantabria at Turtle Creek (2)	—	—
The Desmond on Wilshire (3)	—	—
	49	12,734

Joint Venture Development Projects
950 East Third (4)	—	—
350 8th (5)	—	—

Total Portfolio	49	12,734

	Location	Acres
Land Parcels
Westlake	Westlake, OH	39.0
Wyndemere	Franklin, OH	10.0
5th and Huntington (6)	Monrovia, CA	2.9
Warner Center (7)	Woodland Hills, CA	4.6

Total undeveloped acres		56.5

(1)	Development in process in Bethesda, Maryland of 140 units with 7,000 square feet of ground floor commercial space.

(2)	Development in process in Dallas, Texas of 249 units.

(3)	Development in process in Los Angeles, California of 175 units.

(4)	Joint venture development in process in Los Angeles, California of 472 units.

(5)	Joint venture development in process in San Francisco, California of 410 units.

(6)
Planned joint venture development in Monrovia, California of 154 units. On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information related to this subsequent event.

(7)	Planned development in Woodland Hills, California of 379 units.

	Total Number
	of Units	Age (1)
State
Florida
Doral West	388	16
Vista Lago	316	11
Waterstone at Wellington	222	16
Windsor Pines	368	16
	1,294
Georgia
Cambridge at Buckhead	168	19
Morgan Place	186	25
	354
Indiana
Center Point	344	17
Residence at White River	228	23
Steeplechase at Shiloh	264	16
	836
Michigan
Arbor Landings	328	15
Clinton Place	202	26
Georgetown Park	480	15
Landings at the Preserve	190	23
Oaks at Hampton	544	26
Spring Valley	224	27
Summer Ridge	248	23
	2,216
North Carolina
Alpha Mill Phase 1	167	4
Alpha Mill Phase 2 (2)	100	—
St. Mary's Square	134	1
Southpoint Village	211	6
The Apartments at Blakeney	295	6
The Apartments at the Arboretum	205	5
The Lofts at Weston Lakeside	215	1
The Park at Crossroads	344	8
	1,671

(1)	Age of property is determined by the number of years since construction of the property was completed.

(2)	Construction completed during 2014.

	Total Number
	of Units	Age (1)
State
Ohio
Bedford Commons	112	27
Heathermoor	280	25
Kensington Grove	76	19
Lake Forest	192	20
Mallard's Crossing	192	24
Perimeter Lakes	189	22
Residence at Barrington	288	15
Saw Mill Village	340	27
Sterling Park	128	20
The Residence at Christopher Wren	264	21
Village at Avon	312	13
Village of Western Reserve	108	16
Westchester Townhomes	136	25
Westlake Seven	7	29
Williamsburg Townhomes	260	24
	2,884
Texas
Rienzi at Turtle Creek	152	12
San Raphael	222	15
San Raphael Phase II	99	1
The Brixton	224	17
21 Forty Medical District	396	5
	1,093
Virginia
Ashborough	504	10
Dwell Vienna Metro	250	6
River Forest	300	8
Riverside Station	304	9
The Alexander at Ghent	268	8
The Belvedere	296	9
Westwind Farms	464	8
	2,386
Total properties	12,734	15

			Anticipated
	Location	Acres	Completion
Development Projects
7001 Arlington at Bethesda	Bethesda, MD	2.5	2015
Cantabria at Turtle Creek	Dallas, TX	2.4	2015
The Desmond on Wilshire	Los Angeles, CA	2.2	2015
350 8th (2)	San Francisco, CA	3.4	2016
950 East Third (3)	Los Angeles, CA	5.9	2017
Future Development Land Parcels
5th and Huntington (4)	Monrovia, CA	2.9	—
Warner Center	Woodland Hills, CA	4.6	—

(1)	Age of property is determined by the number of years since construction of the property was completed.

(2)	Joint venture 50.01% owned.

(3)	Joint venture 50.0% owned.

(4)
Joint venture 50.0% owned. On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information related to this subsequent event.

Indebtedness Encumbering the Properties. We have financed the acquisition, development and rehabilitation of certain of our properties with a variety of sources of mortgage indebtedness. At December 31, 2014, 41 of the 49 wholly-owned operating properties were unencumbered. The remaining eight properties were encumbered by property-specific mortgages. Additionally, at December 31, 2014, we had two construction loans with balances that are collateralized by the respective development properties, as well as an additional unconsolidated construction loan for which we are the guarantor which has no borrowings.
Item 3. Legal Proceedings
In conjunction with our May 2012 acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California (the “Property”), and entered into a triple net master lease (the "Lease") of the Property as landlord with Art and Architecture Books of the 21st Century, as tenant (“Tenant”).
When Tenant failed to pay December 2012 rent when due under the Lease, we served Tenant with a notice to pay rent or vacate the premises pursuant to the California Code of Civil Procedure. On December 20, 2012, we filed an unlawful detainer action in the Superior Court for the State of California. Tenant did not pay rent for January or February 2013.
On February 19, 2013 (the scheduled trial date for our unlawful detainer suit), Tenant filed its Chapter 11 petition with the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Central District of California (the "Bankruptcy Case").
On March 29, 2013, Tenant filed a motion to assume the Lease.  We opposed Tenant’s lease assumption motion. On September 12, 2013, the Bankruptcy Court granted Tenant’s motion to assume the Lease. We appealed the Bankruptcy Court’s order granting Tenant’s motion to assume the Lease to the U.S. District Court for the Central District of California (the “District Court”). On December 2, 2013, the District Court ruled in our favor and held the Bankruptcy Court had erred when it concluded the Lease had not been terminated prior to the date Tenant filed its Chapter 11 petition. Tenant appealed the District Court's decision to the U.S. Court of Appeals for the Ninth Circuit. The District Court remanded the case back to the Bankruptcy Court for further proceedings consistent with the District Court’s determination. On October 27, 2014, the Bankruptcy Court, on the matter remanded by the District Court, denied Tenant's lease assumption motion. Tenant has appealed the Bankruptcy Court's decision, and petitioned the Bankruptcy Court for a stay pending the outcome of Tenant's appeals. On December 29, 2014, the Bankruptcy Court granted Tenant's motion for stay pending appeal, which stayed the effect of the Bankruptcy Court's denial of Tenant's lease assumption motion, including the requirement that Tenant surrender the Property.
If we conclude, based on the outcome of this litigation, that it is unlikely Tenant will remain at the Property, we will accelerate the amortization of the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $887,000 at December 31, 2014. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
On December 26, 2014, the United States District Court for the Northern District of Ohio (the "Court") entered an order approving a settlement and dismissing a shareholder derivative and class action captioned Monson v. Friedman, et al. (the "Action"). Pursuant to the settlement, and in exchange for releases and a dismissal of the Action with prejudice, Mr. Jeffrey I. Friedman voluntarily relinquished, and the Company rescinded, 63,714 of the 125,000 options awarded to him in 2012, and for the twelve-month period following final settlement, the Company will not award any stock options to Mr. Friedman. Also, the Company will implement additional processes relating to the future granting of equity awards and pay for plaintiffs' counsel fees and expenses approved by the Court with respect to the Action. We maintain insurance that will help defray the cost of the settlement, and the settlement did not have a material impact on our financial results.

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
Item 4. Mine Safety Disclosures
Not applicable.

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

					Dividends Declared
	Price Range				Per Share
	2014		2013		2014	2013
	High	Low	High	Low
First Quarter	$17.70	$15.49	$18.67	$15.79	$0.19	$0.19
Second Quarter	$18.81	$16.37	$19.09	$14.98	$0.19	$0.19
Third Quarter	$18.87	$17.27	$16.79	$13.10	$0.20	$0.19
Fourth Quarter	$23.95	$17.26	$16.62	$14.28	$0.21	$0.19
					$0.79	$0.76
On February 3, 2015, there were approximately 680 holders of record and approximately 14,000 beneficial owners of our common shares.
We maintain a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in our common shares, and may also acquire additional common shares the plan administrator purchases in the open market.
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any common shares using this authority during 2014. Additionally, we have a policy that allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.

Issuer Purchases of Equity Securities for the Three Months Ended December 31, 2014
				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
		Average	As Part of Publicly	the Plans or
	Total Number of	Price Paid	Announced Plans	Programs
Period	Shares Purchased	Per Share	or Programs	(in thousands)
October 1 through
October 31	—	$—	—	$26,288
November 1 through
November 30	—	—	—	26,288
December 1 through
December 31	65	22.94	—	26,288
Total	65	$22.94	—

Performance Graph. The following graph compares the cumulative return on our common shares during the five-year period ended December 31, 2014 to the cumulative return of the Russell 2000 and the MSCI US REIT Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during this comparison period is not necessarily indicative of future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

Associated Estates Realty Corporation	$100.00	$142.90	$155.61	$164.73	$171.79	$262.19
Russell 2000	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95
MSCI US REIT Index	$100.00	$128.48	$139.65	$164.46	$168.52	$219.72

Source: SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

Item 6. Selected Financial Data
The following tables set forth selected financial and other data for us on a consolidated basis. The historical financial information contained in the tables has been derived from, and should be read in conjunction with, (i) our Consolidated Financial Statements and Notes thereto, and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations, both included elsewhere herein.

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating Data:
Revenue
Property revenue	$191,306	$179,982	$157,507	$132,754	$105,852
Office revenue	1,883	1,497	1,046	—	—
Property management and construction services revenue	891	—	—	16,869	17,868
Total revenue	194,080	181,479	158,553	149,623	123,720

Total expenses	(156,647)	(146,849)	(129,399)	(133,751)	(108,264)

Interest expense	(25,976)	(29,342)	(29,273)	(28,743)	(26,251)
Gain on disposition of properties	133,254	—	—	—	—
Income (loss) from continuing operations	144,711	5,288	(119)	(12,871)	(10,795)
Income from discontinued operations:
Operating income, net of interest expense	—	3,179	3,881	3,642	1,965
Gain on disposition of properties	—	52,828	26,849	14,597	245
Income from discontinued operations	—	56,007	30,730	18,239	2,210
Net income (loss)	144,711	61,295	30,611	5,368	(8,585)
Net income attributable to noncontrolling interests	—	(45)	(19)	(40)	(51)
Net income (loss) attributable to AERC	144,711	61,250	30,592	5,328	(8,636)
Preferred share dividends	—	—	—	—	(2,030)
Preferred share redemption/repurchase costs	—	—	—	—	(993)
Allocation to participating securities	(473)	(228)	—	—	—
Net income (loss) applicable to common shares	$144,238	$61,022	$30,592	$5,328	$(11,659)

Earnings per common share - Basic:
Income (loss) from continuing operations
applicable to common shares	$2.51	$0.10	$—	$(0.31)	$(0.46)
Income from discontinued operations	—	1.08	0.66	0.44	0.08
Net income (loss) applicable to common shares	$2.51	$1.18	$0.66	$0.13	$(0.38)

Earnings per common share - Diluted:
Income (loss) from continuing operations
applicable to common shares	$2.49	$0.10	$—	$(0.31)	$(0.46)
Income from discontinued operations	—	1.07	0.66	0.44	0.08
Net income (loss) applicable to common shares	$2.49	$1.17	$0.66	$0.13	$(0.38)

Weighted average shares outstanding - basic	57,478	51,622	46,063	41,657	30,421

Weighted average shares outstanding - diluted	57,975	52,184	46,063	41,657	30,421

Dividends declared per common share	$0.79	$0.76	$0.71	$0.68	$0.68

(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Cash flow data:
Cash flow provided by operations	$76,232	$81,825	$70,606	$53,317	$33,511
Cash flow provided by (used for) investing activity	$32,815	$(219,438)	$(157,319)	$(146,333)	$(283,432)
Cash flow (used for) provided by financing activity	$(108,941)	$137,459	$87,125	$92,974	$250,691

Balance Sheet Data at December 31:
Total net real estate	$1,381,427	$1,373,999	$1,139,917	$986,834	$875,000
Total assets	$1,465,697	$1,422,497	$1,172,477	$1,018,493	$918,235
Total debt	$749,113	$812,974	$716,778	$664,788	$555,666
Total shareholders' equity attributable to AERC	$647,226	$544,450	$403,398	$308,793	$316,184

Other Data:
Property net operating income (1) (6)	$118,305	$112,103	$96,879	$80,986	$62,618
Funds from operations (2) (7)	$72,780	$66,078	$57,179	$42,707	$26,153
Operating FFO (3) (7)	$73,089	$66,078	$59,330	$42,707	$27,075
Funds available for distribution (4) (7)	$66,281	$58,311	$52,820	$36,417	$22,291
Total properties (at end of period)	49	53	52	53	52
Total apartment units (at end of period)	12,734	13,676	13,950	13,908	13,662
Monthly property revenue per occupied unit	$1,266	$1,255	$1,326	$1,055	$968
Average occupancy (5)	95.2%	95.4%	92.5%	94.3%	94.5%

(1)
We consider property net operating income ("property NOI") to be an important indicator of the overall performance of our multifamily property portfolio because it reflects the operating performance of our property portfolio and is used to assess regional property level performance. Property NOI is determined by deducting property operating and maintenance expenses from property revenue. Property NOI should not be considered (i) as an alternative to net income determined in accordance with accounting principles generally accepted in the United States ("GAAP"), (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our needs. See footnote 6 for those items that are used to compute property NOI. Other real estate companies may define property NOI in a different manner. Property NOI has been recast for discontinued operations for periods shown.

(2)
We calculate funds from operations ("FFO") in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts. This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets, amortization of intangible asset and lease up costs for development properties, and excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of previously depreciated real estate. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. See Footnote 7 for those items that are used to compute FFO. Other real estate companies may define FFO in a different manner.

(3)
Operating FFO is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio. We consider Operating FFO to be a more appropriate measure of comparing the operating performance of our real estate portfolio between periods as well as to that of other real estate companies. See Footnote 7 for those items that are used to compute Operating FFO. Other real estate companies may define Operating FFO in a different manner.

(4)
We define funds available for distribution ("FAD") as Operating FFO, as defined above, plus depreciation other and amortization of deferred financing fees less recurring fixed asset additions.  Fixed asset additions exclude development, investment, revenue enhancing and non-recurring capital additions.  We consider FAD to be an appropriate supplemental measure of the performance of an equity REIT because, like FFO and Operating FFO, it captures real estate performance by excluding gains or losses from the disposition of previously depreciated real estate and depreciation on real estate assets and amortization of intangible asset and lease up costs for development properties.  Unlike FFO and Operating FFO, FAD also reflects the recurring capital expenditures that are necessary to maintain the associated real estate. See Note 7 for a reconciliation of Operating FFO to FAD.

(5)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.

(6)	Reconciliation of property NOI to net income (loss) attributable to AEC.

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010

Property net operating income	$118,305	$112,103	$96,879	$80,986	$62,618
Office revenue	1,883	1,497	1,046	—	—
Property management and construction services revenue	891	—	—	16,869	17,868
Construction and other services expenses	(396)	—	(176)	(19,297)	(17,160)
Depreciation and amortization	(63,557)	(58,053)	(49,938)	(45,768)	(31,379)
General and administrative expense	(18,729)	(19,481)	(16,995)	(15,944)	(15,684)
Development costs	(779)	(912)	(864)	(435)	(208)
Costs associated with acquisitions	(185)	(524)	(798)	(539)	(599)
Interest expense	(25,976)	(29,342)	(29,273)	(28,743)	(26,251)
Gain on disposition of properties	133,254	—	—	—	—
Income (loss) from continuing operations	144,711	5,288	(119)	(12,871)	(10,795)
Income from discontinued operations:
Operating income, net of interest expense	—	3,179	3,881	3,642	1,965
Gain on disposition of properties	—	52,828	26,849	14,597	245
Income from discontinued operations	—	56,007	30,730	18,239	2,210
Net income (loss)	144,711	61,295	30,611	5,368	(8,585)
Net income attributable to noncontrolling redeemable interest	—	(45)	(19)	(40)	(51)
Net income (loss) attributable to AERC	$144,711	$61,250	$30,592	$5,328	$(8,636)

(7)	Reconciliation of net income (loss) attributable to AERC to FFO, Operating FFO and FAD:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010

Net income (loss) attributable to AERC	$144,711	$61,250	$30,592	$5,328	$(8,636)
Depreciation - real estate assets	58,039	53,779	48,547	44,006	35,593
Amortization of intangible assets	3,284	3,877	4,889	7,970	2,219
Preferred share dividends	—	—	—	—	(2,030)
Preferred share redemption/repurchase costs	—	—	—	—	(993)
Gain on disposition of properties	(133,254)	(52,828)	(26,849)	(14,597)	—
Funds from operations	72,780	66,078	57,179	42,707	26,153

Gain on insurance recoveries	—	—	—	—	(245)
Defeasance/prepayment and other costs
associated with debt repayments	—	—	2,430	—	—
Preferred share repurchase costs	—	—	—	—	993
Shareholder activism costs	309	—	—	—	—
Trust preferred redemption costs	—	—	—	—	727
Refund of defeasance costs for previously defeased loans	—	—	(279)	—	(553)
Operating FFO	73,089	66,078	59,330	42,707	27,075

Depreciation - other assets	2,234	2,176	2,108	1,954	1,827
Amortization of deferred financing fees	1,879	2,002	2,128	1,970	1,415
Recurring fixed asset additions	(10,921)	(11,945)	(10,746)	(10,214)	(8,026)
Funds available for distribution	$66,281	$58,311	$52,820	$36,417	$22,291

Funds from operations per common share - basic	$1.27	$1.28	$1.24	$1.03	$0.85
Operating FFO per common share - basic	$1.27	$1.28	$1.29	$1.03	$0.89

Funds from operations per common share - diluted	$1.26	$1.27	$1.23	$1.03	$0.85
Operating FFO per common share - diluted	$1.26	$1.27	$1.27	$1.03	$0.89

Weighted average shares outstanding - basic	57,478	51,622	46,063	41,657	30,421

Weighted average shares outstanding - diluted	57,975	52,184	46,553	41,657	30,421

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2015 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements. For a discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this report on Form 10-K.
Overview. We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a construction manager that acts as our in-house construction management division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented 98.6% of our consolidated revenue for the year ended December 31, 2014.
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
Rental revenue collections are impacted by rental rates and occupancy levels. We use LROTM, a rental revenue software program that provides comprehensive submarket-based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience to maximize rental revenues and maintain high occupancy levels. With LROTM, we generate long-term rent growth by adjusting rents to address market forces in real-time. We adjust our rental rates in our continuing effort to adapt to changing market conditions, and we continuously monitor physical occupancy and revenue per occupied unit to track our success in maximizing property revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and Operating FFO to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, and has the largest impact on our financial condition and operating results. FFO is used by real estate investment trusts as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. See Selected Financial Data presented in Part II, Item 6 of this report on Form 10-K for reconciliations of property NOI, FFO and Operating FFO to consolidated net income (loss) in accordance with accounting principles generally accepted in the United States ("GAAP").
Our Same Community portfolio includes properties we have owned and operated for the entire two-year period ending December 31, 2014, and consists of 43 properties containing 11,184 units. Our Same Community portfolio accounted for 80.8% of total revenue and 82.8% of our property NOI in 2014. Acquired/Development properties represent one property acquired in 2014, a 99-unit expansion located in Dallas, Texas completed in 2013 and stabilized in 2014, and five properties acquired in 2013. See Results of Operations for an additional discussion of our Same Community properties.

Same Community property NOI increased 3.3% in 2014 compared to 2013 as a result of a $1.8 million or 4.2% increase in property NOI from our Midwest (Indianapolis, Michigan and Ohio) portfolio. Our Mid-Atlantic (Metro DC, Raleigh-Durham and Virginia) portfolio property NOI increased $493,000 or 1.4%, our Southeast (Florida and Atlanta) portfolio property NOI increased $684,000 or 6.2%, and our Southwest (Dallas) portfolio property NOI increased $167,000 or 2.8% in 2014.
The following table presents property NOI results for 2014 and 2013:

	Year Ended December 31,
	2014	2013
(In thousands)	Property NOI	Property NOI	Variance
Same Community Properties:
Midwest	$43,996	$42,216	$1,780
Mid-Atlantic	36,138	35,645	493
Southeast	11,797	11,113	684
Southwest	6,076	5,909	167
Total Same Community	98,007	94,883	3,124
Acquired Properties	14,716	3,966	10,750
Development	542	58	484
Dispositions	5,040	13,196	(8,156)
Total Property NOI	$118,305	$112,103	$6,202
We intend to continue to evaluate potential property acquisitions and development opportunities within our investment criteria. We also may sell properties where market conditions are such that the reinvestment of cash proceeds derived from a sale are expected to provide, over time, a greater return on equity, an increase in cash flow or further enhance our strategic objectives. We will continue to focus on three important metrics: (i) the ratio of our net debt to the undepreciated book value of our real estate assets, which was 39.4% at December 31, 2014 compared with 45.9% at December 31, 2013, (ii) the level of secured debt to gross real estate assets, which was 15.3% at December 31, 2014 compared to 15.9% at December 31, 2013, and (iii) our fixed charge coverage ratio, which improved to 3.29 times at December 31, 2014 from 2.98 times at of December 31, 2013.
Federal Income Taxes. We have elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ending December 31, 1993. REITs are subject to a number of organizational and operational requirements including a requirement that at least 90.0% of the income that would otherwise be considered as taxable income be distributed to shareholders. Providing we continue to qualify as a REIT, we will generally not be subject to federal income tax on net income.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash in the past three years are summarized as follows:
Significant Cash Sources (Uses):

	Year Ended December 31,
(In thousands)	2014	2013	2012

Net cash provided by operations	$76,232	$81,825	$70,606
Fixed assets:
Acquisitions and development expenditures	(129,174)	(320,008)	(207,207)
Net property disposition proceeds	212,053	135,580	64,422
Recurring, revenue enhancing and non-recurring capital expenditures	(13,794)	(13,626)	(12,314)
Cash proceeds from sale of equity interest in development property	24,075	—	—
Deposits on potential future acquisitions	3,192	(13,192)	(4,500)
Contributions to joint ventures	(20,811)	(9,271)	—
Escrow deposits related to property sales	(115,587)	—	—
Escrow disbursements related to property acquisition	72,292	—	—
Debt:
Decrease in mortgage and construction notes payable, net	(6,094)	(124,004)	(132,784)
(Decrease) increase in unsecured revolving credit facility borrowings, net	(57,000)	(57,000)	132,500
Increase in term loan borrowings	—	—	25,000
Unsecured note issuances	—	250,000	—
Purchase of operating partnership units	—	(1,393)	—
Exercise of stock options	733	2,470	312
Issuance of common shares	—	116,751	98,149
Purchase of treasury shares	(1,034)	(2,618)	(959)
Operating partnership redemption	—	(1,393)	—
Purchase of noncontrolling interest	—	(4,544)	—
Cash dividends and operating partnership distributions paid	(44,849)	(38,975)	(32,460)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our unsecured revolving credit facility, project-specific loans and the sale of debt or equity securities. We have one scheduled debt maturity for 2015, a mortgage loan totaling approximately $19.6 million. We intend to repay this loan from one or more of the following sources: borrowings on our unsecured revolving credit facility, unsecured debt financings or proceeds from property sales. The maximum amount of borrowings available to us under the unsecured revolving credit facility is $350 million and, as of February 3, 2015, there were outstanding borrowings of $96.0 million on this facility. We were in compliance with the covenants of our debt instruments at December 31, 2014.
On July 25, 2014, we amended and restated our $150 million unsecured term loan. Among other modifications, the amendment extended the maturity date from January 3, 2018 to January 3, 2020, and reduced the interest rate spread across the pricing grid. We amended our unsecured revolving credit facility to implement corresponding financial covenant modifications.
Cash flow provided by operations decreased $5.6 million when comparing 2014 to 2013. The decrease was primarily the result of changes in accounts payable due to the timing of payments.

Cash flow provided by operations increased $11.2 million when comparing 2013 to 2012. The increase was primarily due to a 5.0% increase in Same Community property NOI and the contribution from the five properties acquired during 2013. In 2013, we also had the full year of contribution from the four properties acquired in 2012 and the completion and lease up of our Vista Germantown development in 2012. This was partially offset by the disposition of four properties during 2013 and six properties during 2012.
Shelf Availability. We have an unallocated shelf registration statement that relates to the offering, from time to time, of debt securities (including convertible debt), preferred shares, depositary shares, common shares and common share warrants. This registration statement expires in April 2016.
Liquidity: Normal Business Operations. We anticipate cash flow provided by operations for the upcoming year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources, such as our unsecured revolving credit facility and/or secured and unsecured borrowings, are or can be made available, and will be sufficient to meet our normal business operations and liquidity requirements.
Liquidity: Non-Operational Activities. Sources of cash available for repayment of debt, any property acquisitions, development spend and funding other capital expenditures are expected to be provided primarily by proceeds from the refinancing of borrowings, construction loans, our unsecured revolving credit facility, the sale of properties and possibly the issuance of common shares through the ATM program, overnight offerings or otherwise. The development of the 140-unit apartment community in Bethesda, Maryland and the 249-unit apartment community in Dallas, Texas will be funded through construction financings. We anticipate the development of our Desmond on Wilshire project in Los Angeles, California will be funded from some combination of property sale proceeds and borrowings on our unsecured revolving credit facility. Additionally, we expect the required funding for our development joint ventures in California will be funded from some combination of property sale proceeds, construction financings and borrowings on our unsecured revolving credit facility. For detailed information about these joint ventures, see Note 6 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Long-Term Contractual Obligations. The following table summarizes our long-term contractual obligations at December 31, 2014.

	Payments Due In
(In thousands)					2020 and
Contractual Obligations	Total	2015	2016-2017	2018-2019	Later Years

Debt payable - principal	$747,722	$21,446	$167,408	$61,071	$497,797
Debt payable - interest	148,847	27,267	47,581	39,870	34,129
Operating leases	224	75	149	—	—
Purchase obligations	282,859	205,932	76,897	30	—
Total	$1,179,652	$254,720	$292,035	$100,971	$531,926
Debt Payable - Principal. Debt payable - principal includes principal payments on all property-specific mortgages, the unsecured term loan, the unsecured revolving credit facility and the unsecured notes based on amounts and terms of debt in existence at December 31, 2014. For detailed information about our debt, see Note 7 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Debt Payable - Interest. Debt payable - interest includes accrued interest at December 31, 2014, and interest payments as required based upon the terms of the debt in existence at December 31, 2014. Interest related to floating rate debt included in the above table was calculated based on applicable rates as of December 31, 2014.

Operating Leases. We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are immaterial.
Purchase Obligations. Purchase obligations represent agreements to purchase goods or services and contracts for the acquisition of properties that are legally binding and enforceable and that specify all significant terms of the agreement. Our purchase obligations include, but are not limited to, obligations under construction contracts for labor and materials, as well as vendor contracts for property operations entered into in the normal course of operations, such as for landscaping, snow removal, elevator maintenance, security, trash removal and electronically generated services.
During the third quarter of 2013, we entered into an agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. Payments will be made of $149.8 million, which are net of escrow deposits of $10.0 million paid in 2013, related to the remaining two properties expected to close in 2015 under this agreement. Each of these remaining closings is contingent upon the completed construction of the property. Our obligation to purchase these properties is subject to certain closing conditions specified in the agreement. Although we intend to acquire the remaining two properties, and regard our acquisition of each property as probable, there can be no assurance that we will acquire such properties. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information on the acquisition portfolio. In addition, 2016 includes an agreement to acquire a property that is being developed in Ft. Lauderdale, Florida for a purchase price of $80.2 million. Payment will be made of $76.2 million, which is net of a $4.0 million earnest money deposit paid in 2012. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in early 2016. If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit. Obligations included in the above table represent agreements dated December 31, 2014 or earlier.
Dividends. On December 3, 2014, we declared a dividend of $0.21 per common share, which was paid in cash on January 30, 2015, to shareholders of record on December 30, 2014. We anticipate that we will continue paying regular quarterly dividends in cash. The dividend declared in December 2014 represents the second increase to the quarterly dividend since the third quarter 2014. With the September 8, 2014 declaration, we increased the quarterly dividend to $0.20 per share from $0.19 per share effective with the dividend paid in November 2014. In conjunction with revising the Company's dividend policy, the Board of Directors evaluated the Company's past performance and future prospects for earnings growth. Additional factors considered in determining the increase included current dividend distributions, the relationship of dividend distributions to taxable income, distribution requirements under rules governing REITs and expected growth in taxable income.
Capital Expenditures. We anticipate incurring approximately $18.3 million in capital expenditures for 2015. This includes replacement of worn carpet and appliances and refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures, including $3.1 million for in-unit upgrades throughout the portfolio. We expect to use cash provided by operating activities to pay for these expenditures.

The following table identifies our capital expenditures for the year ended December 31:

(In thousands)	2014	2013	Variance
Recurring fixed asset additions	$9,349	$11,710	$(2,361)
Revenue enhancing/non-recurring
fixed asset additions	4,445	1,916	2,529
Acquisition fixed asset additions (1)	49,506	234,652	(185,146)
Development fixed assets:
Internal costs	3,500	2,800	700
Capitalized interest	4,800	3,600	1,200
Land and other development costs	71,368	78,956	(7,588)
Total development fixed asset additions	$79,668	$85,356	$(5,688)
Total fixed asset additions	$142,968	$333,634	$(190,666)

(1)
The decrease in Acquisition fixed asset additions in 2014 compared to 2013 is due to the acquisition of one operating property in 2014, Alpha Mill for $45.1 million, compared to the acquisition of five operating properties in 2013, Doral West for $93.5 million, Rienzi at Turtle Creek for $48.9 million, The Apartments at Blakeney for $53.2 million, St. Mary's Square for $27.3 million and Lofts at Weston Lakeside for $38.3 million.

Financing and Other Commitments. For detailed information about our debt, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
At December 31, 2014, we had 41 unencumbered operating properties. These properties generated net income of $34.1 million for the year ended December 31, 2014, and had a net book value of $819.9 million at December 31, 2014.
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
Acquisition and Development Activities. During 2014, we acquired one property for an approximate total purchase price of $45.1 million. In addition, in 2014, we acquired a parcel of land for future development of an apartment community in Woodland Hills, California. The aggregate purchase price for the land and existing improvements was approximately $15.8 million. During 2013, we acquired five properties for an approximate total purchase price of $261.2 million, inclusive of a $28.0 million assumed loan. For additional information regarding the loan assumed in 2013, see Note 7 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. In addition, in 2013, we acquired land for development of an apartment community in San Francisco, California. The aggregate purchase price for the land and existing improvements was approximately $46.6 million. On February 3, 2014, we entered into a 50/50 partnership to develop and own this site known as 350 8th.

During 2014, we continued active development of our 140-unit apartment community in Bethesda, Maryland, our 249-unit apartment community in Dallas, Texas and our 175-unit apartment community in Los Angeles, California. During 2013, we substantially completed the development of a parcel of land adjacent to our existing San Raphael property in North Dallas, which stabilized operations in the first quarter of 2014. See Note 3 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 98.1% equity interest in the partnership. In March 2012, the partnership acquired a 2.5-acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 apartment units and 6,898 square feet of commercial space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements.
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
Unconsolidated Development. During the quarter ended March 31, 2014, we entered into a 50/50 partnership with AIG Global Real Estate, an unrelated third-party for the development and operation of 350 8th, a 410-unit apartment community with 40,000 square feet commercial space and underground parking in San Francisco, California. The land, upon which development has commenced, was acquired by us on May 28, 2013 for $46.6 million. As of December 31, 2014, we have contributed $39.2 million to the partnership.
During the quarter ended September 30, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC, an unrelated third-party, for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property, known as 5th and Huntington.  We held a 50.0% equity interest in the partnership.  The land, upon which the partnership intended to construct a 154-unit multifamily apartment complex, was purchased by the partnership on August 9, 2013, for $13.1 million.  As of December 31, 2014, we had contributed $7.9 million to the partnership.  On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K for further information related to this subsequent event.
During the quarter ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party, for the development and operation of 950 East Third, a 472-unit apartment community and 19,700 square feet of commercial space in Los Angeles, California.  We are a 50.0% partner with Legendary, which contributed the land to the partnership at a value of $30.0 million.  As of December 31, 2014, we have contributed $7.7 million to the partnership.
As these partnerships are not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnerships have been deemed to not have sufficient equity, and have therefore been determined to be variable interest entities.  It has also been determined that we do not control the decisions that most significantly affect the economics of the entities, and that we do not hold a controlling financial interest in the entities.  As such, our investments in the entities are included in our consolidated financial statements using the equity method.  Our strategy with respect to these ventures was to reduce our financial risk related to the development of the properties. However, we  do not believe that these investments have a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than the other consolidated development activities.
Dispositions. During 2014, we sold five properties for a sales price of approximately $216.4 million and recognized gains of approximately $133.3 million.

General Contractor/Construction. Our subsidiary, Merit, is a construction manager that acts as our in-house construction management division. Merit also formerly provided general contracting and construction management services to third parties. Additionally, Merit completed construction of our 99-unit expansion to our San Raphael property in Dallas, Texas, and is serving as construction manager for our 140-unit apartment community in Bethesda, Maryland, our 249-unit apartment community in Dallas, Texas and our 175-unit apartment community in Los Angeles, California, which are expected to be completed in 2015. Additionally, we have entered into Guaranteed Maximum Price contracts with third party general contractors for our Bethesda, Dallas and Los Angeles development projects.
RESULTS OF OPERATIONS
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Acquired Properties are added to our Same Community portfolio after they have been owned for all of the comparison periods. Development Properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the twelve month comparison periods ended December 31, 2014 and 2013, the Same Community portfolio consisted of 43 properties containing 11,184 units. In 2014, the four properties that we acquired in 2012 (The Apartments at the Arboretum, Southpoint Village, 21 Forty Medical District and The Park at Crossroads), containing 1,156 units, moved into the Same Community portfolio from the Acquired Properties portfolio. Properties that are sold or are classified as held for sale are removed from the Same Community portfolio at that time. Four of the five properties we sold during 2014 containing 967 units have been removed from the Same Community portfolio. The remaining property sold during 2014 containing 242 units had not been added to our Same Community portfolio, having not been owned and stabilized for all of the comparison periods. Acquired Properties for the twelve month comparison periods ended December 31, 2014 and 2013 include one property acquired in 2014 and five properties acquired in 2013. For the twelve month comparison periods ended December 31, 2013 and 2012, the Same Community portfolio consisted of 39 properties containing 10,028 units. The eight Same Community properties we sold during 2014 and 2013 containing 2,524 units have been removed from the Same Community portfolio. Acquired Properties for the twelve month comparison periods ended December 31, 2013 and 2012 include five properties acquired in 2013 and four properties acquired in 2012. The Development Property for the twelve month comparison periods ended December 31, 2014 and 2013 is a 99-unit expansion in Dallas, Texas that was completed during the fourth quarter of 2013 and stabilized during the first quarter of 2014.
Net income increased $83.4 million during 2014 compared to 2013 primarily as the result of an increase in gain on disposition of properties of $80.4 million and a decrease in interest expense of $3.4 million. Net income increased $30.7 million during 2013 compared to 2012 primarily as the net result of an increase in gain on disposition of properties of $26.0 million and an increase in operating income of $5.5 million.
The following chart reflects the amount and percentage change in line items relevant to the changes in overall operating performance:

	Increase (Decrease) When Comparing
	the Years Ended December 31,
(Dollar amounts in thousands)	2014 to 2013 (1)		2013 to 2012

Property revenue	$11,324	6.3%	$22,475	14.3%
Property operating and maintenance expenses	5,122	7.5%	7,251	12.0%
Depreciation and amortization	5,504	9.5%	8,115	16.3%
General and administrative expenses	(752)	(3.9)%	2,486	14.6%
Interest expense	(3,366)	(11.5)%	69	0.2%
Income from discontinued operations	(56,007)	(100.0)%	25,277	82.3%

(1)
Refer to Note 2, which describes the impact of adopting ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting of Discontinued Operations and Disclosures of Components of an Entity."

Property Revenue. Property revenue is impacted by a combination of rental rates, fees and occupancy levels, i.e., property revenue per occupied unit. Average occupancy for each period and property revenue per occupied unit are presented in the following tables:

	Average Occupancy (1)
	For the Comparison Period		For the Comparison Period
	December 31,		December 31,
	2014	2013	2013	2012
Same Community Properties:
Midwest	95.5%	95.8%	95.8%	96.6%
Mid-Atlantic	95.8%	95.2%	95.1%	95.5%
Southeast	96.5%	95.9%	96.0%	96.0%
Southwest	95.4%	95.7%	96.1%	95.4%
Total Same Community	95.7%	95.6%	95.6%	96.1%
Acquired Properties	92.3%	93.7%	94.5%	94.2%
Development (2)	93.6%	N/A	N/A	N/A
Total	95.2%	95.3%	95.3%	95.9%

(1)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.

(2)	The years ended 2014 and 2013 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013.

	Monthly Property Revenue Per Occupied Unit
	For the Comparison Period		For the Comparison Period
	December 31,		December 31,
	2014	2013	2013	2012
Same Community Properties:
Midwest	$1,056	$1,029	$1,029	$976
Mid-Atlantic	$1,469	$1,457	$1,545	$1,512
Southeast	$1,402	$1,340	$1,339	$1,298
Southwest	$1,191	$1,145	$1,057	$1,015
Total Same Community	$1,221	$1,193	$1,191	$1,145
Acquired Properties	$1,601	$1,618	$1,415	$1,170
Development (1)	$1,402	N/A	N/A	N/A
Total	$1,266	$1,234	$1,234	$1,148

(1)	The years ended 2014 and 2013 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013.
Property revenue increased in 2014 compared to 2013 primarily as a result of an increase of $19.2 million contributed by the Acquired and Development properties. Property revenue for the Same Community properties increased $3.8 million primarily due to increased rental revenue as a result of an increase in overall monthly property revenue per occupied unit (net rents less vacancies). Property revenue from sold properties decreased $11.6 million. All regions produced improved property revenue with the largest improvement coming from the Midwest portfolio. Property revenue increased in 2013 compared to 2012 primarily as a result of an increase of $17.5 million contributed by the Acquired and Development properties. Property revenue for 2013 compared to 2012 for the Same Community properties increased $5.0 million primarily due to increased rental revenue as a result of an increase in overall monthly property revenue per occupied unit.

Property Operating and Maintenance Expenses. Property operating and maintenance expenses increased $5.1 million when comparing 2014 to 2013. This increase was primarily due to property operating and maintenance expenses for the Acquired and Development and Same Community properties increasing $7.9 million and $700,000, respectively, offset by the $3.5 million of operating expenses relating to the properties sold in 2014 when comparing these periods. Property operating and maintenance expenses increased $7.3 million when comparing 2013 to 2012. This increase was primarily due to property operating and maintenance expenses for the Acquired and Development properties increasing $6.9 million and the Same Community properties increasing $400,000 when comparing these periods.
Depreciation and Amortization. Depreciation and amortization increased $5.5 million when comparing 2014 to 2013. This increase was primarily due to an increase of approximately $9.6 million in depreciation due to the Acquired and Development properties and an increase of $1.9 million in amortization of intangible assets recorded in connection with the Acquired properties. This was partially offset by a $2.5 million reduction in amortization of intangibles for the Same Community properties as well as a $3.5 million reduction in depreciation related to sold properties. Depreciation and amortization increased $8.1 million when comparing 2013 to 2012. This increase was primarily due to an increase of approximately $7.7 million in depreciation due to the Acquired and Development properties and an increase of $1.5 million in amortization of intangible assets recorded in connection with the properties acquired during 2013.
General and Administrative Expenses. General and administrative expenses decreased $750,000 when comparing 2014 to 2013. This decrease was primarily due to decreases in payroll expense, the majority of which related to lower long-term incentive compensation and bonus expense in the current year. These decreases were partially offset by expenses of $310,000 related to shareholder activism, an increase of $180,000 in our audit fees as well as an increase of $200,000 in legal costs in 2014 associated with litigation related to the master lease holder at our commercial building in Los Angeles, California. See "Legal Proceedings" presented in Part I, Item 3 of this report on Form 10-K for additional information about this litigation. General and administrative expenses increased $2.5 million when comparing 2013 to 2012. This increase was primarily due to increases in payroll resulting from the overlap in 2013 of the final year of the 2010 multi-year component of our long-term incentive plan and the first year of the 2013 multi-year component. The 2010 multi-year component had a three-year measurement period ending December 31, 2012, plus a one-year additional service period ending December 31, 2013. The 2013 multi-year component has a three-year measurement period that began January 1, 2013 and ends December 31, 2015, plus a one-year additional service period ending December 31, 2016. Additionally, we incurred approximately $940,000 of legal costs in 2013 associated with litigation related to the master lease holder at our commercial building in Los Angeles, California.
Interest Expense. Interest expense decreased $3.4 million when comparing 2014 to 2013 primarily due to a reduction of mortgage interest expense resulting from the payoff of five mortgages during 2013 and four mortgages during 2014, and an increase of capitalized interest during 2014. Partially offsetting these decreases was an increase in interest expense related to the unsecured notes issued during 2013.
Gain on Disposition of Properties and Income from Discontinued Operations. Income from discontinued operations decreased when comparing 2014 to 2013 due to an accounting standard update that no longer requires the disposition of certain assets to be considered discontinued operations, therefore allowing the operating results as well as the gain or loss on sale their disposition generates to be considered part of income or loss from continuing operations. The corresponding increase of $133.3 million in gain on disposition of properties in 2014, reflects the gain from the sale of five properties during the year ended December 31, 2014, while the $52.8 million of income from discontinued operations in the year ended December 31, 2013, reflects the operating results as well as the recognized gains for four properties sold in 2013. For further details on this accounting standard update see Note 2 of the Notes to the Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.

Inflation. We believe the effects of inflation only minimally impact our operational performance because our leases are mostly for 12 month terms, which allow us the opportunity to increase our new lease and lease renewal rents to account for inflationary price increases. We are careful to account for inflationary factors that may impact our development projects. However, there can be no assurance that inflation will not result in development costs exceeding original estimates in future periods. See Item 1A, "Risk Factors."
Critical Accounting Estimates
Our consolidated financial statements include accounts of all subsidiaries, our taxable REIT subsidiary and a partnership in which we are a 98.1% partner that owns our development property in Bethesda, Maryland. The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related notes. In preparing these consolidated financial statements, we have utilized available information, including industry practice and our own past history, in forming estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible the ultimate outcome we anticipated in formulating the estimates inherent in these consolidated financial statements may not materialize. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates that may impact comparability of our results of operations to those of other companies in similar businesses.
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
Variable Interest Entities. We may enter into various joint venture agreements with unrelated third-parties to hold or develop real estate assets. We assess each entity in which we have an investment or contractual relationship to determine if it may be deemed to be a variable interest entity ("VIE").  If such an entity is a VIE, we then perform an analysis to determine who is the primary beneficiary.  If we determine that we are the primary beneficiary, the entity is consolidated.  If we determine that we are not the primary beneficiary, we will then determine whether we need to account for the investment under the equity or cost basis of accounting. We evaluate our accounting for investments on a quarterly basis or when a reconsideration event with respect to our investments occurs. The analysis required to identify VIEs and primary beneficiaries is complex and judgmental, and the analysis must be applied to various types of entities and legal structures.
Impairment of Long-Lived Assets, Development and Investments in Unconsolidated Entities. Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets, and external data to the extent available. Our development properties are assessed for impairment as well, in which we consider the projected future cash flows from the development properties' planned use upon project completion in relation to their current carrying value plus the cost to complete. Our investments in unconsolidated entities are assessed for other than temporary impairment, in which we consider the fair value of the investment in relation to its current carrying value. Should the estimates used change, impairment may result, which could materially impact our results of operations.

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
Acquisitions of Investment Properties. We allocate the purchase price of properties to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the applicable property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. We amortize intangible assets associated with multifamily acquisitions, consisting primarily of existing leases, over the remaining life of the lease which is approximately 6 to 12 months, and had we determined different estimates it could have resulted in the recognition of different expense amounts.
CONTINGENCIES
Environmental. We have reviewed tangible long-lived assets and other agreements for associated asset retirement obligations ("AROs") and have determined that we do not have any material AROs that would require recognition as a liability or disclosure in our financial statements at December 31, 2014. Phase I environmental audits were obtained at the time of our initial public offering in 1993, or property acquisition and/or property refinancing, as applicable, on all of our owned properties.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Based on our variable rate debt outstanding at December 31, 2014 and 2013, an interest rate change of 100 basis points would impact interest expense by approximately $1.5 million and $1.7 million on an annual basis, respectively. Additionally, we have interest rate risk associated with fixed rate debt at maturity. We have managed, and will continue to manage, interest rate risk as follows: (i) maintain what we believe to be a prudent ratio of fixed rate, long-term debt to total debt, such that variable rate exposure is kept at an acceptable level; (ii) consider hedges for certain long-term variable and/or fixed rate debt through the use of interest rate swaps or interest rate caps; and (iii) consider the use of treasury locks where appropriate to hedge rates on anticipated debt transactions. We use various financial models and advisors to assist us in analyzing opportunities to achieve those objectives. For additional information relating to interest rate hedge agreements, see "Derivative Instruments and Hedging Activities" in Note 11 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K. The table below provides information about our financial instruments that are sensitive to change in interest rates. For debt obligations, the table below presents principal cash flows and related weighted average interest rates based on expected maturity dates.

(Dollar amounts in thousands)	December 31, 2014								December 31, 2013
								Fair		Fair
								Market		Market
Long Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Value	Total	Value
Fixed:
Fixed rate mortgage debt (1)	$19,560	$40,099	$—	$47,591	$11,711	$103,582	$222,543	$235,108	$269,216	$276,774
Unsecured notes	—	—	—	—	—	250,000	250,000	256,563	250,000	240,897
Weighted average
interest rate	4.6%	6.2%	—%	4.6%	5.3%	4.4%	4.6%
Variable Swapped to Fixed:
Unsecured term loan (2)	—	—	—	—	—	125,000	125,000	131,518	125,000	130,716
Variable:
Variable rate mortgage
debt (3)	—	48,679	—	—	—	—	48,679	48,620	8,100	8,112
Variable rate unsecured
term loan (4)	—	—	—	—	—	25,000	25,000	24,970	25,000	25,064
LIBOR based revolving
credit facility (5)	—	—	76,500	—	—	—	76,500	76,507	133,500	133,345
Total variable rate debt	—	48,679	76,500	—	—	25,000	150,179	150,097	166,600	166,521
Total long term debt	$19,560	$88,778	$76,500	$47,591	$11,711	$503,582	$747,722	$773,286	$810,816	$814,908

(1)
The fixed rate mortgage debt is not inclusive of $1.4 million and $2.2 million of net unamortized premium at December 31, 2014 and December 31, 2013, respectively, relating to the fair value of debt assumed in the acquisition of two operating properties with debt coming due in 2016 and 2019.

(2)
The Company entered into a forward starting interest rate swap in December 2011 fixing the rate beginning in June 2013 until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.40% per annum at December 31, 2014, or an all-in rate of 2.66% per annum. Additionally, the Company entered into a forward starting interest rate swap in April 2013 fixing the rate beginning June 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.40% per annum at December 31, 2014, or an all-in rate of 2.95% per annum until January 2018. Furthermore, the Company entered into a forward starting interest rate swap in January 2015 fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread, which was 1.40% per annum at December 31, 2014, or an all-in rate of 3.15% per annum until the loan matures in January 2020.

(3)	Our variable rate mortgage debt had a weighted average interest rate of 1.50% per annum at December 31, 2014.

(4)
Our unsecured term loan had a weighted average interest rate of 1.57% per annum at December 31, 2014. The Company entered into a forward starting interest rate swap in January 2015 fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread, which was 1.40% per annum at December 31, 2014, or an all-in rate of 2.82% per annum until the loan matures in January 2020.

(5)	Our unsecured revolving credit facility had a weighted average interest rate of 1.47% per annum at December 31, 2014.

Item 8. Consolidated Financial Statements and Supplementary Data
Please see Part IV, Item 15 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC. This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of period covered by this annual report on Form 10-K, were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework (2013)." Based on that assessment and those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included in the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8 of this report on Form 10-K.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our Directors, including information regarding our Audit Committee's financial expert, contained in the Notice of Annual Meeting and Proxy Statement for the 2015 Annual Meeting of Shareholders, (the "2015 Proxy Statement") is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2015.
We have adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on our website, AssociatedEstates.com. Any future amendments to, or waivers from, the Code of Ethics that apply to these individuals will be posted on the website. More information concerning our Code of Ethics for Senior Financial Officers, as well as other Corporate Governance Matters, will be included in the 2015 Proxy Statement and is incorporated by reference in this report on Form 10-K.
Information required by this item regarding our executive officers is included in Part I of this Report in the section entitled “Executive Officers.”
Item 11. Executive Compensation
The information on Executive Compensation contained in the 2015 Proxy Statement is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
On May 4, 2011, our shareholders approved the Associated Estates Realty Corporation 2011 Equity-Based Award Plan (the "2011 Plan"). The 2011 Plan provides for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. On February 25, 2014, the Board adopted The Associated Estates Realty Corporation Amended and Restated 2011 Equity-Based Award Plan (the “Restated Equity Plan”) to increase the number of Shares reserved and available under the 2011 Plan. The details of the Restated Equity Plan are consistent with the 2011 Plan, except to increase the shares available for future Awards by 2,700,000 shares, and increase the individual annual Award limit of Stock Options and Share Appreciation Rights to 500,000. Our 2001 and 2008 equity-based compensation plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. For more information regarding all of our plans, see Note 17 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
The following table summarizes information about our common shares that may be issued upon exercise of options outstanding and the total number of securities available for future issuance under all of the existing compensation plans as of December 31, 2014:

Number of Securities
	Number of		Remaining Available for
	Securities		Future Issuance Under Equity
	to be Issued	Weighted Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in the First Column)
Equity compensation plans
approved by security holders	360,376	$11.29	3,221,120
Equity compensation plans not
approved by security holders	—	$—	—
	360,376		3,221,120

Share amounts in the above table do not include shares that may be issued to members of our Board of Directors who elect to defer cash compensation under the Directors' Deferred Compensation Plan. See Note 18 of the Notes to Consolidated Financial Statements presented in Part II, Item 8 of this report on Form 10-K.
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the 2015 Proxy Statement is incorporated by reference in this report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information on Certain Relationships and Related Transactions contained in the 2015 Proxy Statement is incorporated by reference in this report on Form 10-K. Such information will be filed with the SEC no later than April 30, 2015.
Additionally, the information on Security Ownership of Certain Beneficial Owners and Management contained in the 2015 Proxy Statement is incorporated by reference in this report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information on Principal Accountant Fees and Services contained in the 2015 Proxy Statement is incorporated by reference in this report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

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

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Jeffrey I. Friedman and Lou Fatica, or either of them, his attorneys-in-fact and agents, with full power of substitution and resubstitution for him in any and all capacities, to do all acts and things which said attorneys and agents, or either of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company's filing of an annual report on Form 10-K for the Company's fiscal year 2014, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or either of them, or the substitute of either of them, shall do or cause to be done by virtue hereof.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2015.

ASSOCIATED ESTATES REALTY CORPORATION

By: /s/ Jeffrey I. Friedman
Jeffrey I. Friedman, Chairman of the Board and Chief
Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February, 2015.

Signature	Title	Date

/s/ Jeffrey I. Friedman	Chairman of the Board and Chief Executive	February 18, 2015
Jeffrey I. Friedman	Officer (Principal Executive Officer)

/s/ Lou Fatica	Chief Financial Officer (Principal Financial	February 18, 2015
Lou Fatica	Officer and Principal Accounting Officer)

/s/ Albert T. Adams	Director	February 18, 2015
Albert T. Adams

/s/ Douglas Crocker II	Director	February 18, 2015
Douglas Crocker

/s/ Michael E. Gibbons	Director	February 18, 2015
Michael E. Gibbons

/s/ James J. Sanfilippo	Director	February 18, 2015
James J. Sanfilippo

/s/ James A. Schoff	Director	February 18, 2015
James A. Schoff

/s/ Richard T. Schwarz	Director	February 18, 2015
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

4.5
Note Purchase Agreement dated October 21, 2013 between Associated Estates Realty Corporation and the purchasers of the Notes party thereto (including the forms of 4.29% Senior Notes, Series A, due October 21, 2020 and 4.94% Senior Notes, Series B, due January 8, 2024).
Exhibit 4.1 to Form 8-K filed October 25, 2013.

4.6
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

Filed herewith or
incorporated herein
Number	Title	by reference

4.7
First Amendment to Second Amended and Restated Credit Agreement dated October 19, 2012 between Associated Estates Realty Corporation and PNC Bank, National Association and the several banks, financial institutions and other entities.
Exhibit 4.2 to Form 8-K filed October 24, 2012.

4.8	Amended and Restated Term Loan Agreement dated as of July 25, 2014, among Associated Estates Realty Corporation and PNC Bank, National Association and other entities who are parties thereto.	Exhibit 4.1 to Form 8-K filed July 31, 2014.

4.9
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

10.1	Second Amended and Restated Employment Agreement between Associated Estates Realty Corporation and Jeffrey I. Friedman.	Exhibit 10.1 to Form 8-K filed January 2, 2013.

10.2	Associated Estates Realty Corporation 2011 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 4, 2011.

10.3	Associated Estates Realty Corporation Amended and Restated 2011 Equity-Based Award Plan.	Appendix A to Proxy Statement on Schedule 14A filed March 28, 2014.

10.4	Notice of Voluntary Surrender of Vested Stock Options.	Filed herewith.

10.5	Form of Equity Award Agreement.	Exhibit 10.11 to Form 10-Q filed August 2, 2005.

10.6	Form of Indemnification Agreement.	Exhibit 4.2 to Form S-11 filed September 2, 1993 (File No. 33-68276 as amended).

10.7	Amended 2008 Equity-Based Award Plan.	Exhibit 10.1 to Form 8-K filed May 13, 2008.

10.8	Amendment to Associated Estates Realty Corporation 2008 Equity-Based Award Plan.	Exhibit 10.7 to Form 10-K filed February 25, 2009.

10.9	Associated Estates Realty Corporation Supplemental Executive Retirement Plan (Restated).	Exhibit 10.7b to Form 10-K filed February 25, 2009.

10.10	Long Term Incentive Compensation Plan.	Exhibit 10.12 to Form 10-Q filed November 1, 2005.

10.11	Associated Estates Realty Corporation Directors' Deferred Compensation Plan.	Exhibit 10 to Form 10-K filed February 25, 2010.

10.12	Associated Estates Realty Corporation Elective Deferred Compensation Plan.	Exhibit 10.13 to Form 10-Q filed July 31, 2007.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

24	Power of Attorney.	See the signature page to this report.

Filed herewith or
incorporated herein
Number	Title	by reference

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Filed herewith.

101
XRBL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (v) notes to consolidated financial statements.

Index
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ASSOCIATED ESTATES REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Associated Estates Realty Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Associated Estates Realty Corporation and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changed the criteria for reporting discontinued operations in 2014.

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

/s/PricewaterhouseCoopers LLP
Cleveland, Ohio
February 18, 2015

Index
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share and per share amounts)	2014	2013
ASSETS
Real estate assets
Land	$261,777	$298,441
Buildings and improvements	1,346,870	1,370,560
Furniture and fixtures	41,609	39,725
Construction in progress	73,581	42,793
Gross real estate	1,723,837	1,751,519
Less: accumulated depreciation	(397,210)	(386,841)
Net real estate owned	1,326,627	1,364,678
Investment in unconsolidated entities	54,800	9,321
Total net real estate	1,381,427	1,373,999
Cash and cash equivalents	4,692	4,586
Restricted cash	46,361	3,465
Accounts receivable, net
Rents	1,093	1,230
Other	2,977	1,258
Other assets, net	29,147	37,959
Total assets	$1,465,697	$1,422,497
LIABILITIES AND EQUITY
Mortgage notes payable	$272,613	$279,474
Unsecured notes	250,000	250,000
Unsecured revolving credit facility	76,500	133,500
Unsecured term loan	150,000	150,000
Total debt	749,113	812,974
Accounts payable and other liabilities	47,070	42,882
Dividends payable	12,886	12,178
Resident security deposits	3,860	4,112
Accrued interest	5,192	5,551
Total liabilities	818,121	877,697

Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized;
57,708,675 issued and 57,649,609 outstanding at December 31, 2014 and 57,595,479 issued and 57,476,192 outstanding
at December 31, 2013, respectively	5,771	5,760
Paid-in capital	758,079	754,582
Accumulated distributions in excess of accumulated net income	(114,551)	(213,275)
Accumulated other comprehensive loss	(1,093)	(702)
Less: Treasury shares, at cost, 56,066 and 119,287 shares
at December 31, 2014 and December 31, 2013, respectively	(980)	(1,915)
Total shareholders' equity attributable to AERC	647,226	544,450
Noncontrolling interest	350	350
Total equity	647,576	544,800
Total liabilities and equity	$1,465,697	$1,422,497

The accompanying notes are an integral part of these consolidated financial statements.

Index
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
REVENUE
Property revenue	$191,306	$179,982	$157,507
Office revenue	1,883	1,497	1,046
Property management and construction services revenue	891	—	—
Total revenue	194,080	181,479	158,553
EXPENSES
Property operating and maintenance	73,001	67,879	60,628
Depreciation and amortization	63,557	58,053	49,938
General and administrative	18,729	19,481	16,995
Development costs	779	912	864
Construction services	396	—	176
Costs associated with acquisitions	185	524	798
Total expenses	156,647	146,849	129,399
Operating income	37,433	34,630	29,154
Interest expense	(25,976)	(29,342)	(29,273)
Gain on disposition of properties	133,254	—	—
Income (loss) from continuing operations	144,711	5,288	(119)
Income from discontinued operations:
Operating income, net of interest expense	—	3,179	3,881
Gain on disposition of properties	—	52,828	26,849
Income from discontinued operations	—	56,007	30,730
Net income	144,711	61,295	30,611
Net income attributable to noncontrolling interests	—	(45)	(19)
Net income attributable to AERC	144,711	61,250	30,592
Allocation to participating securities	(473)	(228)	—
Net income applicable to common shares	$144,238	$61,022	$30,592

Earnings per common share - basic:
Income from continuing operations applicable to common shares	$2.51	$0.10	$—
Income from discontinued operations	—	1.08	0.66
Net income applicable to common shares - basic	$2.51	$1.18	$0.66

Earnings per common share - diluted:
Income from continuing operations applicable to common shares	$2.49	$0.10	$—
Income from discontinued operations	—	1.07	0.66
Net income applicable to common shares - diluted	$2.49	$1.17	$0.66

Comprehensive income:
Net income	$144,711	$61,295	$30,611
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	(391)	2,232	(2,529)
Total comprehensive income	144,320	63,527	28,082
Comprehensive income attributable to noncontrolling interests	—	(45)	(19)
Total comprehensive income attributable to AERC	$144,320	$63,482	$28,063

Weighted average shares outstanding - basic	57,478	51,622	46,063

Weighted average shares outstanding - diluted	57,975	52,184	46,063

The accompanying notes are an integral part of these consolidated financial statements.

Index
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
				Distributions	Accumulated
	Common Shares			in Excess of	Other	Treasury
	Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands, except share amounts)	Outstanding	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Balance, December 31, 2011	42,330,899	$4,657	$583,172	$(228,545)	$(405)	$(50,086)	$1,029	$309,822
Net income attributable to AERC	—	—	—	30,592	—	—	—	30,592
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	(2,529)	—	—	(2,529)
Noncontrolling interest cash contribution	—	—	—	—	—	—	350	350
Net (loss) income from noncontrolling interest	—	—	—	—	—	—	(35)	(35)
Share-based compensation	—	—	2,379	2	—	1,916	—	4,297
Purchase of common shares	(59,458)	—	—	—	—	(959)	—	(959)
Issuance of common shares	7,066,166	296	48,763	—	—	49,090	—	98,149
Option exercises	35,000	—	273	—	—	39	—	312
Restricted share activity, net	154,032	—	—	—	—	—	—	—
Cash dividends declared and paid to
common shareholders: $0.71 per share	—	—	—	(35,257)	—	—	—	(35,257)
Balance, December 31, 2012	49,526,639	4,953	634,587	(233,208)	(2,934)	—	1,344	404,742
Net income attributable to AERC	—	—	—	61,250	—	—	—	61,250
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	2,232	—	—	2,232
Purchase of noncontrolling interest	—	—	(3,547)	—	—	—	(994)	(4,541)
Redemption of noncontrolling redeemable interest	—	—	355	—	—	—	—	355
Share-based compensation	—	70	5,406	2	—	—	—	5,478
Purchase of common shares	(162,399)	—	—	—	—	(2,618)	—	(2,618)
Issuance of common shares	7,176,107	716	116,029	—	—	6	—	116,751
Option exercises	259,164	21	1,752	—	—	697	—	2,470
Restricted share activity, net	676,681	—	—	—	—	—	—	—
Cash dividends declared and paid to
common shareholders: $0.76 per share	—	—	—	(41,319)	—	—	—	(41,319)
Balance, December 31, 2013	57,476,192	5,760	754,582	(213,275)	(702)	(1,915)	350	544,800

Index
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

				Accumulated
				Distributions	Accumulated
	Common Shares			in Excess of	Other	Treasury
	Shares		Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
	Outstanding	Amount	Capital	Net Income	Loss	(at Cost)	Interest	Total
Balance, December 31, 2013	57,476.192	5,760	754,582	(213,275)	(702)	(1,915)	350	544,800
Net income attributable to AERC	—	—	—	144,711	—	—	—	144,711
Other comprehensive income:
Change in fair value of hedge instruments	—	—	—	—	(391)	—	—	(391)
Share-based compensation	—	—	2,772	1	—	1,969	—	4,742
Purchase of common shares	(64,672)	—	—	—	—	(1,034)	—	(1,034)
Issuance of common shares	4,738	—	—	—	—	—	—	—
Option exercises	80,930	8	725	—	—	—	—	733
Restricted share activity, net	152,421	3	—	—	—	—	—	3
Cash dividends declared and paid to
common shareholders: $0.79 per share	—	—	—	(45,988)	—	—	—	(45,988)
Balance, December 31, 2014	57,649,609	$5,771	$758,079	$(114,551)	$(1,093)	$(980)	$350	$647,576

The accompanying notes are an integral part of these consolidated financial statements.

Index
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flow from operating activities:
Net income	$144,711	$61,295	$30,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,557	59,832	55,544
Gain on disposition of properties	(133,254)	(52,828)	(26,849)
Amortization of deferred financing costs and other	1,088	1,178	2,168
Share-based compensation expense	3,839	4,611	4,055
Net change in assets and liabilities:
Accounts receivable	(458)	(879)	3,806
Accounts payable and accrued expenses	(1,823)	4,995	1,197
Other operating assets and liabilities	(1,428)	3,621	74
Total adjustments	(68,479)	20,530	39,995
Net cash flow provided by operating activities	76,232	81,825	70,606
Cash flow from investing activities:
Recurring fixed asset additions	(9,349)	(11,710)	(10,659)
Revenue enhancing/non-recurring fixed asset additions	(4,445)	(1,916)	(1,655)
Acquisition fixed asset additions	(49,506)	(234,652)	(159,506)
Development fixed asset additions	(79,668)	(85,356)	(47,701)
Net proceeds from disposition of operating properties	212,053	135,580	64,422
Contributions to joint ventures	(20,811)	(9,271)	—
Deposits on potential future acquisitions	3,192	(13,192)	(4,500)
Cash proceeds from sale of equity interest in development property	24,075	—	—
Escrow deposits related to property sales	(115,587)	—	—
Escrow disbursements related to property acquisition	72,292	—	—
Costs paid on behalf of joint venture	(6,006)	—	—
Reimbursements of costs paid on behalf of joint venture	5,996	—	—
Other investing activity	579	1,079	2,280
Net cash flow provided by (used for) investing activities	32,815	(219,438)	(157,319)
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(2,135)	(2,785)	(3,058)
Principal repayments of mortgage notes payable	(44,538)	(129,319)	(178,239)
Payment of debt procurement costs	(927)	(3,952)	(3,546)
Proceeds from secured construction loans	40,579	8,100	—
Proceeds from secured mortgages	—	—	48,513
Proceeds from issuance of unsecured notes	—	250,000	—
Proceeds from term loan borrowings	—	—	25,000
Unsecured revolving credit facility borrowings	234,000	557,200	522,300
Unsecured revolving credit facility repayments	(291,000)	(614,200)	(389,800)
Common share dividends paid	(44,849)	(38,933)	(32,406)
Operating partnership distributions paid	—	(42)	(54)
Operating partnership redemption	—	(1,393)	—
Exercise of stock options	733	2,470	312
Issuance of common shares	—	116,751	98,149
Purchase of treasury shares	(1,034)	(2,618)	(959)
Noncontrolling interest investment in partnership	—	—	350
Purchase of noncontrolling interest in partnership	—	(4,544)	—
Other financing activities, net	230	724	563
Net cash flow (used for) provided by financing activities	(108,941)	137,459	87,125
Increase (decrease) in cash and cash equivalents	106	(154)	412
Cash and cash equivalents, beginning of period	4,586	4,740	4,328
Cash and cash equivalents, end of period	$4,692	$4,586	$4,740

The accompanying notes are an integral part of these consolidated financial statements.

Index
ASSOCIATED ESTATES REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS
Associated Estates Realty Corporation and its consolidated subsidiaries (the "Company") is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, construction, disposition and property management activities. Unless the context otherwise requires, the terms "we," "us," and "our" refer to Associated Estates Realty Corporation and its consolidated subsidiaries. Our primary source of income is rental revenue. Additional income is derived from property management and construction services revenue. We own a taxable REIT subsidiary that performs construction services for our own account in connection with the development of multifamily properties that we own and operate, including consolidated and unconsolidated joint ventures. As of December 31, 2014, our operating portfolio consisted of 49 apartment communities containing 12,734 units in eight states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California, containing approximately 78,800 total square feet of office and commercial space. Additionally, we provide property management services for three apartment communities that we expect to acquire pursuant to existing contracts. Any reference to the number of units, square footage and total estimated capital cost in the financial statement footnotes are unaudited.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company follows the provisions of Accounting Standards Codification No. 810, Consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. When an entity is not deemed to be a VIE, the Company considers the provisions to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights.
The accompanying consolidated financial statements include the accounts of all subsidiaries, any REIT subsidiaries (which are taxed as Taxable REIT Subsidiaries ("TRS") under the REIT Modernization Act implemented in 1999) and a partnership in which we were a 98.1% and 97.0% partner at December 31, 2014 and 2013, respectively, that owns a property in Bethesda, Maryland.
Limited partnership interests held by others in the partnership in which we are a 98.1% and 97.0% partner at December 31, 2014 and 2013, respectively, are reflected as "Noncontrolling interest" in the Consolidated Balance Sheets. Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the partnership agreements, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.
We own 100% of the common stock of all taxable REIT subsidiaries included in our consolidated financial statements.
Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control are accounted for using the equity method of accounting.

Index
Segment Reporting
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. During the twelve months ended December 31, 2014, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that as of December 31, 2014, we have one reportable segment which is multifamily properties.
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
We allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis provided by an advisor, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our analysis of recently acquired and existing comparable properties in our portfolio and other market data. The intangible assets are amortized over the remaining lease terms, which is approximately 6 to 12 months. Due to the short-term nature of residential leases, we believe existing lease rates approximate market rates. Therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months. Transaction costs associated with the acquisition of operating properties are expensed as incurred in "Costs associated with acquisitions."
Pre-development costs incurred in pursuing future development which is not yet considered probable are expensed as incurred. While what is deemed to be probable can vary from project to project, some examples include the point in time in which a letter of intent has been issued or accepted, the commencement of due diligence or obtainment of approval from the Board of Directors, when necessary. In addition, if a development project becomes no longer probable, any capitalized pre-development costs are written off to expense in "General and administrative."

Index
For properties under development, we capitalize interest costs on funds used in construction, real estate taxes and insurance from the commencement of development activity, where we are undergoing activities necessary to get the property ready for its intended use and expenditures for the asset have been made, through the time the property is substantially complete and ready for leasing (i.e., certificate of occupancy has been obtained). For properties under development accounted for under the equity method, we capitalize interest costs on our investment from the commencement of development activity through the time the venture is substantially complete and commenced planned principal operations. We also capitalize internal costs related to our consolidated and equity method ventures, which are primarily payroll, but may also include costs such as travel, lodging and temporary construction facilities that are directly attributable to the construction of a property or asset.

Certain costs associated with the lease-up of development projects, such as signs and "grand openings" are capitalized and amortized over the estimated life of average tenant relationships, which are approximately 12 months. All other internal costs associated with the lease up of development properties are expensed as incurred. Revenue from incidental operations for properties under development is recognized as a reduction of capitalized project costs. Development assets are fully transfered from construction in progress to fixed assets in the period in which substantially all units have come on-line and are held available for occupancy.

Capitalized payroll costs, including share-based compensation, are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project, as defined above. Total capitalized interest during 2014, 2013 and 2012 was $4.8 million, $3.6 million and $1.5 million, respectively. Total capitalized payroll costs during 2014, 2013 and 2012 were $3.5 million, $2.8 million and $2.4 million, respectively.
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
Development Costs Reported on the Consolidated Statements of Operations and Comprehensive Income
Development costs represent costs incurred related to our in-house development and construction division that do not quality for capitalization and are expensed as incurred.
Disposition of Real Estate and Investments in Unconsolidated Entities
Sales of real estate include the sale of land, operating properties and investments in unconsolidated entities which are in-substance real estate. We follow Accounting Standards Codification No. 360-20, Property, Plant and Equipment - Real Estate Sales, in determining whether our sales of real estate meet the criteria for full profit accrual method. The results of operations and gains related to the sale of operating properties for the year ended December 31, 2014 are reported in income from continuing operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Prior to adoption of ASU 2014-08, and in all prior periods presented, these results were reported in "Income from discontinued operations," in the accompanying Consolidated Statements of Operations and Comprehensive Income. Furthermore, the results of properties classified as held for sale are now reported in income from continuing operations.

Index
Impairment of Long-Lived Assets, Development and Investments in Unconsolidated Entities
Our held for investment real estate assets are assessed for impairment if current events or circumstances, such as significant adverse changes in general market conditions, decreases in property net operating income, or reductions in expected future cash flows, indicate that the carrying value (cost less accumulated depreciation) may not be recoverable. Factors we consider in evaluating impairment of real estate assets held for investment include estimated future growth rates, capitalization rates, occupancy assumptions, current expectations regarding the holding period for the individual assets and external data to the extent available. Real estate assets held for investment are not considered impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset's net book value at the measurement date. If the carrying value of any real estate asset held for investment is not recoverable, an impairment loss is recorded to reduce the carrying value of the asset to its fair value. Our development properties are assessed for impairment as well, in which we consider the projected future cash flows from the development properties' planned use upon project completion in relation to their current carrying value plus the projected costs to complete. Our investments in unconsolidated entities are assessed for other than temporary impairment, in which we consider the fair value of the investment in relation to its current carrying value. No impairments were recorded for the years ended December 31, 2014, 2013 and 2012.
Real Estate Held for Sale
We periodically classify real estate assets as held for sale. We consider real estate assets to be held for sale when a sales contract is executed with no substantive contingencies in place, inclusive of the completion of the prospective buyer's due diligence period. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Upon the classification of a real estate asset as held for sale, we estimate its fair value less costs to sell. If the fair value less costs to sell is less than the carrying value, then we reduce the carrying value to the fair value less costs to sell. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. There were no properties recorded as held for sale at December 31, 2014 and 2013.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, we are entitled to a tax deduction for dividends paid to shareholders, thereby effectively subjecting the distributed net income to taxation at the shareholder level only, provided we distribute at least 90.0% of our taxable income and meet certain other qualifications. Our two REIT subsidiaries that have historically engaged in third party property and asset management and third party construction services, respectively, have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code. Accordingly, these TRS entities separately account for income taxes. Taxes are recorded for these two TRS subsidiaries to the extent they recognize net profits for both financial statement and income tax purposes. See Note 10 for further details.
Accounts Receivable
We make estimates of the amounts we believe will not be collected related to rents receivable. We analyze the accounts receivable aging balance using historical patterns and apply a reserve percentage based upon those historical patterns and current trends at the properties. At December 31, 2014 and 2013, rents receivable, net of a provision for uncollectible amounts of $69,000 and $78,000, respectively, aggregated $1.1 million and $1.2 million, respectively. Other accounts receivable are reviewed and reserved for on a case-by-case basis depending on the nature of the receivable and any current information related to the collectibility of the receivable.
Deferred Financing Costs
Costs incurred in obtaining long-term financing, included in "Other assets, net," are deferred and amortized over the life of the associated instrument using the effective interest method.

Index
Goodwill
Goodwill, included in "Other assets, net," is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 5 for additional information related to intangible assets and goodwill.
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
Property Management and Construction Services Revenue Recognition
Property management fees are recognized when the related services are performed and the earnings process is complete. Construction services fees are recognized in accordance with the associated development agreements. See Note 6 for further detail related to construction service fees recognized to date.
Advertising Costs
We recognize advertising costs as expense when incurred. The total amount charged to advertising expense for the years ended December 31, 2014, 2013 and 2012, were $2.2 million, $2.0 million and $2.0 million, respectively.
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
Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 98.1% equity interest in the partnership. In March 2012, the partnership acquired a 2.5 acre parcel of land in Bethesda, Maryland, for $12.2 million on which it is developing 140 apartment units and 6,898 square feet of commercial space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.

Index
On September 24, 2010, we entered into a partnership agreement with Bristol Development Group, an unrelated third-party, for the development of Vista Germantown, a 242-unit apartment community located in downtown Nashville, Tennessee. We contributed $9.4 million to the partnership and held a 90.0% equity interest in the partnership. In February 2013, we funded the redemption of the interest of the minority 10.0% partner of this partnership for $4.5 million, and therefore owned a 100% interest in Vista Germantown as of February 2013. On April 2, 2014, we disposed of Vista Germantown for a sales price of $53.3 million.
Investment in Unconsolidated Entities
During the quarter ended March 31, 2014, we entered into a partnership agreement with AIG, an unrelated third-party, for the development and operation of 350 8th, a 410-unit apartment community with 40,000 square feet commercial space and underground parking located in San Francisco, California. The land, upon which the partnership is developing, was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. We are a 50.01% partner in this partnership.
During the quarter ended September 30, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party, for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property, known as 5th and Huntington. The land, upon which the partnership plans to develop a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We are a 50.0% partner with Lincoln. On February 3, 2015 we purchased Lincoln's 50.0% interest in the partnership for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 for further information related to this subsequent event.
During the quarter ended June 30, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party for the development and operation of 950 East Third, a 472-unit apartment community with 19,700 square feet of commercial space located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the joint venture.
As these partnerships are not sufficiently funded to finance the activities of the entities, and not all of the capital will be funded up front, these partnerships are not deemed to have sufficient equity and have therefore been determined to be variable interest entities. It has also been determined that we do not control the decisions that most significantly affect the economics of the entities, and that we do not hold a controlling financial interest in the entities. As such, our investments in the entities are included in our consolidated financial statements using the equity method. To the extent that our cost basis is different from the basis reflected at the unconsolidated entity level, the basis difference is amortized over the life of the related assets.
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

Index
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
New Accounting Standards
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

Index
Going Concern
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"). ASU 2014-15 was issued to give clarity to stakeholders when there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance calls for, in connection with the preparation of financial statements for each annual and interim reporting period, an evaluation by management over whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued). ASU 2014-15 is effective for the annual reporting periods ending after December 15, 2016. ASU 2014-15 will become effective for the Company on January 1, 2016. At this time, the adoption of ASU 2014-15 is not expected to impact the Company's consolidated financial statements or disclosures.
Adjustments to Previously Issued Financial Statements
In connection with the preparation of the financial statements as of June 30, 2014, we identified an adjustment related to the reporting of cash expenditures for development fixed asset additions and the related non-cash investing disclosure which impacted the Consolidated Statements of Cash Flows for the Year Ended December 31, 2013, by reducing cash flow from operating activities and cash used for investing activities. To correctly present cash flows expended for development fixed asset additions, the Consolidated Statements of Cash Flows includes an adjustment of $8.3 million to increase net cash flow provided by operating activities, as well as a corresponding increase to net cash flow used for investing activities for the year ended December 31, 2013. We assessed the materiality of the foregoing adjustment on the prior period financial statements by examining and assessing the pertinent quantitative and qualitative criteria, and concluded that it was not material to the prior period. However, we determined it was appropriate to revise the applicable financial statements in this filing with the SEC. The following are selected line items from our Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 illustrating the affect of the adjustment thereon:

	As Previously
(in thousands)	Reported	Adjustment	As Revised
Cash flow from operating activities:
Net change in assets and liabilities:
Accounts payable and accrued expenses	$(3,267)	$8,262	$4,995
Total adjustments	$12,268	$8,262	$20,530
Net cash flow provided by operating activities	$73,563	$8,262	$81,825

Cash flow from investing activities:
Development fixed asset additions	$(77,094)	$(8,262)	$(85,356)
Net cash flow used for investing activities	$(211,176)	$(8,262)	$(219,438)

Supplemental disclosure of non-cash information:
Net change in accounts payable related to fixed asset additions	$14,360	$(8,262)	$6,098
There is no impact on these adjustments to the Consolidated Balance Sheets, Consolidated Statement of Shareholders’ Equity or Consolidated Statements of Operations and Comprehensive Income of the Company in any previously reported periods or any interim periods reported during the year ended December 31, 2013.

Index
3.    ACQUISITION, DEVELOPMENT, CONSTRUCTION AND DISPOSITION ACTIVITY
Acquisition Activity
The following table provides information on the operating property acquired during 2014 (purchase price in thousands):

Acquisition Date	Property	Location	Units	Purchase Price
June 10, 2014	Alpha Mill Phase I and Phase II	Charlotte, NC	267	$45,075
The following table provides information on operating properties acquired during 2013 (purchase price in thousands):

Acquisition Date	Property	Location	Units	Purchase Price
November 19, 2013	Lofts at Weston Lakeside	Cary, NC	215	$38,300
November 18, 2013	St. Mary's Square	Raleigh, NC	134	27,325
October 10, 2013	The Apartments at Blakeney (1)	Charlotte, NC	295	53,180
September 27, 2013	Rienzi at Turtle Creek	Dallas, TX	152	48,900
July 16, 2013	Doral West	Doral, FL	388	93,500
			1,184	$261,205

(1)	Purchase price includes assumed $28.0 million loan. Principal balance of loan assumed approximated fair value at time of acquisition.
The following table provides information on operating properties acquired during 2012 (purchase price in thousands):

Acquisition Date	Property	Location	Units	Purchase Price
August 28, 2012	The Park at Crossroads (1)	Cary, NC	344	$35,200
July 23, 2012	21 Forty Medical District	Dallas, TX	396	53,350
July 17, 2012	Southpoint Village	Durham, NC	211	34,800
May 23, 2012	The Apartments at the Arboretum	Cary, NC	205	39,250
May 8, 2012	Desmond's Tower (2)	Los Angeles, CA	—	20,000
			1,156	$182,600

(1)	Purchase price includes assumed $24.9 million loan, with a fair value of $27.6 million.

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

In addition, on November 6, 2014, we acquired land in Woodland Hills, California for development of a 379-unit apartment community for a purchase price of $15.8 million, included in investing activity in "Development fixed asset additions" in the Statements of Cash Flows.
The following table presents actual and unaudited pro forma information related to the properties acquired during the years ended December 31, 2014 and 2013, respectively. The pro forma information is presented as if the properties acquired during 2014 were acquired on January 1, 2013, as if the properties acquired during 2013 were acquired on January 1, 2012 and gives pro forma results for those properties acquired in 2012. We recognized acquisition costs, during the year ended December 31, 2014, totaling $185,000, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, we recognized acquisition costs totaling $78,000 related to the current year acquisition during the last half of 2013. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at such time.

Index

	Year Ended December 31,
(Pro forma amounts unaudited; in thousands, except per share data)	2014	2013	2012
Actual revenue from acquisitions	$1,934	$6,448	$7,978
Actual net income (loss) from acquisitions	17	(240)	51
Pro forma revenue	195,140	196,212	184,294
Pro forma net income applicable to common shares	144,943	63,929	32,210

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$2.52	$1.24	$0.70

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$2.50	$1.23	$0.70
The purchase price allocations for the operating properties acquired were as follows:

	December 31,
(In thousands)	2014	2013	2012
Land	$8,140	$28,578	$25,638
Buildings and improvements	36,044	225,792	150,028
Furniture and fixtures	468	3,313	3,197
Existing leases (Other assets) (1)	423	3,522	6,313
Assumed debt (2) (3)	—	(28,000)	(27,589)
Other liabilities	—	—	101
Total	$45,075	$233,205	$157,688

(1)	See Note 5 for additional information related to intangible assets identified as existing leases.

(2)	Fair value was equal to principal amount of loan assumed in 2013 at the time of acquisition.

(3)	Fair value amount of loan assumed in 2012 at the time of acquisition; actual principal amount of loan assumed was $24.9 million,
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. During the year ended December 31, 2013, we closed on three of the seven properties: The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside. During the year ended December 31, 2014, we closed on an additional two properties: Alpha Mill Phase I and Alpha Mill Phase II, which we operate as one property. We expect to acquire the remaining two properties based on the closing periods set forth in the following table. Each of these remaining closings is contingent upon the completed construction of the property. Our obligation to purchase these properties is subject to certain closing conditions specified in the agreement. If we choose not to purchase one or more of the properties, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposits, which was, as of December 31, 2014, an aggregate of $10.0 million.  This remaining balance of earnest money deposits represents our maximum exposure to loss until the closing of the remaining portfolio properties. We consider our deposits allocated to the entities developing the properties under construction to be variable interests and the development entities to be variable interest entities for which we are not the primary beneficiary as of this reporting date as we do not have control over the entities. Although we intend to acquire the remaining two properties, and regard our acquisition of each property as probable, there can be no assurance that we will acquire such properties.
The table below provides details for the two remaining properties we plan to acquire:

(Dollar amounts in thousands)
Property	Location	Units	Estimated Closing Period	Purchase Price
1160 Hammond	Atlanta, GA	345	Q1 2015	$80,350
Varela Westshore	Tampa, FL	350	Q2 2015	79,450
		695		$159,800

Index
During the year ended December 31, 2012, we entered into an agreement to acquire for a purchase price of $80.2 million a 331-unit property that is being developed in Ft. Lauderdale, Florida. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in early 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit. This earnest money deposit represents our maximum exposure to loss until the closing of the property. We consider our deposit to be a variable interest and the development entity to be a variable interest entity for which we are not the primary beneficiary as of this reporting date as we do not have control over the entity.
Development Activity
During the year ended December 31, 2013, we substantially completed the development of a parcel of land adjacent to our existing San Raphael property in North Dallas, which stabilized operations in the first quarter of 2014. We also entered into two separate partnerships for development; one in which we were a 50.0% partner to develop a 154-unit apartment community located in Monrovia, California, which we refer to as 5th and Huntington, and one in which we are a 50.0% partner to develop a 472-unit apartment community and 19,700 square feet commercial space located in Los Angeles, California, which we refer to as 950 East Third. See Note 6 for additional information related to these partnerships. On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 for further information related to this subsequent event.
On May 28, 2013, we acquired a 3.36 acre parcel of land in the South of Market neighborhood of San Francisco, California for $46.6 million. On February 2, 2014, we entered into a 50/50 partnership with AIG to develop and own this site known as 350 8th. The partnership is developing a 410-unit apartment community with 40,000 square feet commercial space and underground parking. See Note 6 for additional information related to this partnership.
The following table identifies our consolidated development activity on which construction has commenced:

(Dollar amounts in thousands)
					Total
					Estimated			Actual	Estimated
Under		Ownership		Total	Capital	Cost to	Total	Construction	Construction
Construction	Location	%		Units	Cost (1)	Date	Debt	Start	Completion
Cantabria at Turtle Creek	Dallas, TX	100%		249	$56,800	$52,373	$32,006	Q2 2013	Q1 2015
7001 Arlington at Bethesda	Bethesda, MD	98.1%	(2)	140	$53,400	$46,658	$16,673	Q4 2012	Q2 2015
The Desmond on Wilshire	Los Angeles, CA	100%		175	$76,300	$44,982	$—	Q2 2013	Q4 2015
Total				564	$186,500	$144,013	$48,679

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on projections as of February 3, 2015.

(2)
Ownership percentage is based on expected total equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

Index
The following table identifies our unconsolidated development activity on which construction has commenced:

(Dollar amounts in thousands)
				Total
				Estimated	Cost	AEC		AEC		Actual	Estimated
Under		Ownership	Total	Capital	to	Investment	Total	Share		Construction	Construction
Construction	Location	%	Units	Cost (1)	Date	to Date	Debt	of Debt		Start	Completion
350 8th	San Francisco, CA	50.0%	410	$245,000	$82,647	$39,172	$—	$—	(2)	Q2 2014	Q4 2016
950 East Third	Los Angeles, CA	50.0%	472	$164,000	$38,505	$7,730	$—	$—		Q3 2014	Q1 2017
Total			882	$409,000	$121,152	$46,902	$—	$—

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on projections as of February 3, 2015.

(2)	AEC has guaranteed 100% of a $143.6 million construction loan which had no outstanding balance as of December 31, 2014.
The following table identifies our development activity that is in the planning phase:

(Dollar amounts in thousands)					AEC		AEC
			Estimated	Cost to	Investment	Total	Share of
Name	Location	Ownership %	Total Units (1)	Date	to Date	Debt	Debt
5th and Huntington (2)	Monrovia, CA	50.0%	154	$15,331	$7,898	$—	$—
Warner Center	Woodland Hills, CA	100.0%	379	$17,519	$17,519	$—	$—

(1)	Based on current projections as of February 3, 2015.

(2)
5th and Huntington is an unconsolidated development project as of December 31, 2014. On February 3, 2015, we purchased our partner's 50.0% interest in the partnership for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 for further information related to this subsequent event.

Construction Activity
Our subsidiary, Merit, is engaged as a general contractor and construction manager that acts as our in-house construction division and also has provided general contracting and construction management services to third parties.
Disposition Activity
The results of operations and gains related to the sale of operating properties for the year ended December 31, 2014 are reported in income from continuing operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Prior to adoption of ASU 2014-08 on January 1, 2014, and in all prior periods presented, these results were reported in "Income from discontinued operations," in the accompanying Consolidated Statements of Operations and Comprehensive Income. Furthermore, the results of properties classified as held for sale are now reported in income from continuing operations. See Note 2 for additional information related to how this ASU affects our current reporting.
During 2014, we completed the sale of five properties, with year to date operating income, net of interest expense, of $3.4 million, for an aggregate total sales price of $216.4 million and recognized aggregate gains of $133.3 million. Three of the properties were located in Maryland, one in Tennessee and one in Southeast Florida.
During 2013, we completed the sale of four properties for an aggregate total sales price of $139.0 million and recognized aggregate gains of $52.8 million. One of the properties was located in Georgia, two in Central Ohio and one in Central Florida.

Index
During 2012, we completed the sale of six properties for an aggregate total sales price of $67.3 million and recognized aggregate gains of $26.8 million. Four of the properties were located in Western Michigan, one in Central Ohio and one in Georgia.
"Income from discontinued operations" in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012 includes the operating results and related gains recognized for four properties sold in 2013 and six properties sold in 2012. The following table summarizes "Income from discontinued operations:"

(In thousands)	2013	2012
Revenue
Property revenue	$9,191	$21,649

Expenses
Property operating and maintenance	4,233	10,351
Depreciation and amortization	1,779	5,606
Total expenses	6,012	15,957
Operating income	3,179	5,692
Interest expense	—	(1,811)
Operating income, net of interest expense	3,179	3,881
Gain on disposition of properties	52,828	26,849
Income from discontinued operations	$56,007	$30,730
We have, on occasion, engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our Chief Executive Officer ("CEO"). For the year ended December 31, 2014, in conjunction with the sale of one property in Nashville, Tennessee for $53.3 million on April 2, 2014, and the acquisition of land in Woodland Hills, California for $15.8 million on November 6, 2014, HRES was paid commissions totaling $400,000. For the year ended December 31, 2013, in conjunction with the sale of three properties and our joint venture to develop 950 East Third land, HRES received commissions totaling $1.1 million. The aggregate value of those transactions was $130.9 million. These transactions were approved by the Company's independent directors in compliance with Company policy.
4.    RESTRICTED CASH
Restricted cash, some of which is required by our lenders, includes residents' security deposits, reserve funds for replacements, escrow deposits related to property sales held for 1031 exchanges and other escrows held for the future payment of real estate taxes and insurance. The reserve funds for replacements are intended to provide cash to defray future costs that may be incurred to maintain the associated property.
Restricted cash is comprised of the following:

	December 31,
(In thousands)	2014	2013
Resident security deposits	$1,128	$1,524
Other escrows	43,295	20
Deferred compensation	746	560
Escrows and reserve funds for replacements
required by mortgages	1,192	1,361
	$46,361	$3,465
Restricted resident security deposits are held in separate bank accounts in the name of the properties for which the funds are being held. See Note 18 for additional information related to the deferred compensation program.

Index
5.    GOODWILL AND OTHER ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written off. During the year ended December 31, 2014, we wrote-off $186,000 of our goodwill as a result of property dispositions. The carrying value of our goodwill as of December 31, 2014 and December 31, 2013, was $1.3 million and $1.5 million, respectively. Our annual review of goodwill impairment is completed during the first quarter of each year (and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable). The review, completed during the three months ended March 31, 2014, determined that goodwill was not impaired, and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net assets of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result, which could impact our results of operations for the period in which it is recorded.
Other Assets, Net
Other assets, net, consist of the following:

	December 31,
(In thousands)	2014	2013
Intangible assets	$5,812	$9,834
Less: accumulated amortization	(4,925)	(6,093)
	887	3,741
Prepaid expenses	4,741	4,029
Deferred financing costs, net	7,177	8,559
Deposits on potential future acquisitions	14,006	17,943
Other assets	2,336	3,687
	$29,147	$37,959

Property Acquisitions. We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified such as existing leases. The intangible assets are amortized over the remaining lease terms, which is approximately 6 to 12 months. Due to the short-term nature of residential leases, we believe that existing lease rates approximate market rates. Therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months. See Note 9 for additional information related to this lease.
In connection with one multifamily property acquisition completed during 2014, as discussed in Note 3, we recorded total intangible assets in the amount of $423,000 related to existing leases, which were amortized over 7 months.
In connection with five multifamily property acquisitions completed during 2013, as discussed in Note 3, we recorded total intangible assets in the amount of $3.5 million related to existing leases, which are being amortized over 12 months.
Our intangible assets related to existing leases consist of the following:

(In thousands)	December 31,
	2014	2013
Gross carrying amount	$5,812	$9,834
Less: accumulated amortization	(4,925)	(6,093)
	$887	$3,741

Index
The aggregate intangible asset amortization expense for the years ended December 31, 2014, 2013 and 2012 was $3.3 million, $3.9 million and $4.9 million, respectively.
As of December 31, 2014, the scheduled amortization for each of the next five years are as follows (in thousands):

2015	$374
2016	374
2017	139
2018	—
2019	—
$887
Gross deferred tax assets of $6.9 million at December 31, 2014 and 2013 are also included in intangible assets. See Note 10 for additional information related to income taxes.
Deferred Financing Costs
Amortization expense for deferred financing costs, including amortization classified in income from discontinued operations, was $1.9 million, $2.0 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
350 8th
On February 3, 2014, we entered into a partnership agreement with AIG, an unrelated third-party, for the development and operation of 350 8th, a 410-unit apartment community with 40,000 square feet commercial space and underground parking located in San Francisco, California. See Note 3 for more information related to this development. We are a 50.01% partner in this partnership. Our partner, AIG, has contributed $37.6 million to the partnership. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. Any future equity capital needs will be funded according to the partners' percentage interests in the partnership. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We perform construction management and property management services in accordance with the approved budgets for which we receive fees. For the year ended December 31, 2014, we have recognized $360,000 of the construction management fee. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is accounted for in our consolidated financial statements using the equity method. At December 31, 2014, we have a cumulative basis difference in the partnership of $1.3 million due to capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the joint venture is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. There were no borrowings on this loan at December 31, 2014. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. See Note 7 for more information related to this loan and Note 9 for more information related to the guarantees. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $39.2 million as of December 31, 2014.

Index
950 East Third
During the year ended December 31, 2013, we entered into a partnership agreement with Legendary Investors Group No. 1 LLC ("Legendary"), an unrelated third-party, for the development and operation of 950 East Third, a 472-unit apartment community with 19,700 square feet commercial space located in Los Angeles, California. We are a 50.0% partner with Legendary, who contributed the land at a value of $30.0 million to the partnership. As of December 31, 2014, we have contributed $7.7 million to the partnership. We expect to fund the remaining portion of our capital contribution during the development and construction process. Both partners have equal voting rights with respect to all major decisions, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. We perform construction management and property management services in accordance with the approved budgets for which we receive fees. For the year ended December 31, 2014, we have recognized $250,000 of the construction management fee. As the partnership is not sufficiently funded to finance the activities of the entity, and not all of the capital will be funded up front, the partnership is not deemed to have sufficient equity, and has therefore been determined to be a variable interest entity. It has also been determined that we do not control the decisions that most significantly affect the economics of the entity, and that we do not hold a controlling financial interest in the entity. As such, our investment in the entity is included in our consolidated financial statements using the equity method. At December 31, 2014, we have a cumulative basis difference in the partnership of $480,000 due to the capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the partnership is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $7.7 million as of December 31, 2014. See Note 3 for more information related to this development.
5th and Huntington
During the year ended December 31, 2013, we entered into a partnership agreement with LPC MM Monrovia, LLC ("Lincoln"), an unrelated third-party, for the limited purpose of acquiring a property in Monrovia, California, and to produce construction drawings for improvements to the property. The land, upon which the partnership planned to develop a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We were a 50.0% partner with Lincoln, who contributed $7.5 million to the partnership. As of December 31, 2014, we had contributed $7.9 million to the partnership. Any future equity capital needs would have been funded on a 50/50 basis by the partners. Both partners had equal voting rights with respect to all major decisions, and all such decisions would have been unanimous, including, among other things, development planning, budgeting and operational budgets. Lincoln performed the day-to-day activities on behalf of the partnership. As the partnership was not sufficiently funded to finance the activities of the entity, and not all of the capital was funded up front, the partnership was not deemed to have sufficient equity, and had therefore been determined to be a variable interest entity. It was also determined that we did not control the decisions that most significantly affect the economics of the entity, and that we did not hold a controlling financial interest in the entity. As such, our investment in the entity was included in our consolidated financial statements using the equity method. At December 31, 2014, we had a cumulative basis difference in the partnership of $500,000 due to the capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of this property. This excess of our investment over our equity in the underlying net assets of the partnership is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets. Our maximum exposure to loss, as a result of our involvement in this entity, is the carrying value of our investment, which was $7.9 million as of December 31, 2014. See Note 3 for more information related to this development. On February 3, 2015 we purchased Lincoln's 50.0% interest in the partnership for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 19 for further information related to this subsequent event.

Index
7.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
	Balance	Average	Balance	Average
(Dollar amounts in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
Fixed Rate Debt:
Secured	$223,934	4.8%	$271,374	4.9%
Unsecured - notes	250,000	4.4%	250,000	4.4%
Total Fixed Rate Debt	473,934	4.6%	521,374	4.7%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan	125,000	2.7%	125,000	3.0%
Total Variable Rate Debt Swapped to Fixed	125,000	2.7%	125,000	3.0%

Variable Rate Debt Unhedged:
Secured	48,679	1.5%	8,100	1.5%
Unsecured - revolving credit facility	76,500	1.5%	133,500	1.5%
Unsecured - term loan	25,000	1.6%	25,000	1.9%
Total Variable Rate Debt Unhedged	150,179	1.5%	166,600	1.5%
Total Debt	$749,113	3.7%	$812,974	3.8%
Real estate assets pledged as collateral for all debt had a net book value of $324.1 million and $389.1 million at December 31, 2014 and 2013, respectively.
As of December 31, 2014, the scheduled payments of principal on all debt for each of the next five years and thereafter, are as follows (in thousands):

2015	$21,446
2016	89,502
2017	77,906
2018	49,066
2019	12,005
Thereafter	497,797
Net unamortized premium	1,391
$749,113
Cash paid for interest net of capitalized interest was $25.2 million, $24.9 million and $29.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized interest was $4.8 million, $3.6 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Index
The following table provides information on loans repaid during 2014:

	Loans Repaid
(Dollar amounts in thousands)		Interest
Property	Amount	Rate (2)
Residence at White River	$9,221	5.4%
Spring Valley	10,817	5.4%
The Alexander at Ghent	24,500	5.6%
Total / weighted average rate	$44,538	5.5%	(1)

(1)	Represents weighted average interest rate for the loans listed.

(2)	Represents interest rate at the time of repayment.
Mortgage Notes Payable
At December 31, 2014, mortgage notes payable consisted of 10 project specific loans. Each loan is collateralized by the respective real estate and resident leases. One construction loan was collateralized by the development property located in Bethesda, Maryland and one construction loan was collateralized by the development property located in Dallas, Texas. The balance on these construction loans as of December 31, 2014 was $16.7 million and $32.0 million, respectively.
At December 31, 2013, mortgage notes payable consisted of 13 project specific loans. Each loan is collateralized by the respective real estate and resident leases. One construction loan was collateralized by the development property located in Bethesda, Maryland and one construction loan was collateralized by the development property located in Dallas, Texas. The balance on these construction loans as of December 31, 2013 was $2.2 million and $5.9 million, respectively. During 2013, we repaid five loans for a total of $129.3 million with an average interest rate of 6.1% per annum.
Mortgages payable generally require monthly installments of principal and interest and mature at various dates through 2022. Certain of our mortgages require payments of interest only prior to maturity. Under certain of the mortgage agreements, we are required to make escrow deposits for taxes, insurance and replacement of project assets.
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term and, based on our current credit ratings, has a per annum interest rate of LIBOR plus 160 basis points. There were no borrowings on this loan at December 31, 2014. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. We have determined that the fair value of these guarantees are immaterial and thus have not recorded any liability as of December 31, 2014.
Unsecured Revolving Credit Facility
On June 19, 2013, we amended our $350 million unsecured revolving credit facility. Among other modifications, the amendment extends the maturity date from January 12, 2016 to June 15, 2017, and reduces the interest spread and facility fee across the pricing grid. Total costs associated with this amendment were $1.2 million. There were outstanding borrowings of $76.5 million on this facility at December 31, 2014, with a weighted average interest rate of 1.47% per annum. At December 31, 2013, there were outstanding borrowings of $133.5 million with a weighted average interest rate of 1.47% per annum. We are required to comply with certain financial covenants under the unsecured revolving credit facility, including outstanding secured and unsecured indebtedness, consolidated tangible net worth, fixed charge coverage, unsecured interest coverage, dividend payout ratio and permitted investments. We were in compliance with the covenants at December 31, 2014.
On July 25, 2014, we amended our unsecured revolving credit facility to implement modifications corresponding to the unsecured term loan modifications.

Index
Unsecured Term Loan
On June 19, 2013, we amended our unsecured term loan to implement modifications corresponding to the revolving credit facility modifications. We are required to comply with certain financial covenants similar to those contained in the unsecured revolving credit facility. We were in compliance with the covenants at December 31, 2014.
On July 25, 2014, we amended and restated our $150 million unsecured term loan. Among other modifications, the amendment extended the maturity date from January 3, 2018 to January 3, 2020, and reduced the interest rate spread across the pricing grid. The term loan currently bears interest at LIBOR plus a spread of 140 basis points. The interest rate spread over LIBOR is based on the Company's credit ratings and may range from 90 to 190 basis points for LIBOR-based loans. Total costs associated with this amendment were $800,000.
Unsecured Debt
On January 22, 2013, we completed the issuance of $150 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $63.0 million with an 8-year maturity at a fixed rate of 4.02% per annum, and $87.0 million with a 10-year maturity at a fixed rate of 4.45% per annum. The $150 million total issuance had a weighted average term of 9.2 years and a weighted average interest rate of 4.27% per annum. Proceeds from the issuance were used to repay borrowings on the unsecured revolving credit facility. Total costs associated with this issuance were $1.0 million.
On October 21, 2013, we completed the issuance of $100 million of unsecured senior notes. The notes were offered in a private placement with two maturity tranches: $45.0 million with an 7-year maturity at a fixed rate 4.29% per annum, and $55.0 million with a 10.2-year maturity at a fixed rate of 4.94% per annum. The $100 million total issuance had a weighted average term of 8.8 years and a weighted average interest rate of 4.65% per annum. Proceeds from the issuance were used to repay borrowings on the revolving credit facility. Total costs associated with this issuance were $950,000.
We are required to comply with certain financial covenants under the unsecured senior notes, including outstanding indebtedness, fixed charge coverage, unsecured interest coverage and unencumbered physical occupancy. We were in compliance with the covenants at December 31, 2014.
8.    NONCONTROLLING INTERESTS
Noncontrolling Redeemable Interest
In 1998, in conjunction with the acquisition of an operating partnership that owned two apartment communities, one of which was sold in October 2005, we issued a total of 522,032 operating partnership units ("OP units"). Holders of OP units were entitled to receive cumulative distributions per OP unit equal to the per share distributions on our common shares. When the OP units were presented for redemption, we were obligated to redeem those OP units for either common shares exchangeable on a one-for-one basis, or the cash equivalent amount, determined as the average closing price for our common shares over the 20-day period preceding the redemption, at our option. On October 23, 2013, we consummated a subsidiary merger transaction that had the effect of converting the remaining 74,083 OP units into a right to receive cash merger consideration, pursuant to which we paid $1.4 million on November 6, 2013. As of December 31, 2013, there were no remaining OP units as all remaining units had been redeemed for cash or canceled in the merger. No OP units were redeemed during 2012.

Index
Activity related to the noncontrolling redeemable interest is as follows:

	For the year ended December 31,
(In thousands)	2013	2012
Balance at beginning of period	$1,734	$1,734
Net income attributable to noncontrolling redeemable interest	42	54
Distribution to noncontrolling redeemable interest	(42)	(54)
Redemption of Operating Partnership units	(1,734)	—
Balance at end of period	$—	$1,734
Noncontrolling Interest
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 98.1% equity interest in the partnership. In March 2012, the partnership acquired a 2.5-acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 apartment units and 6,898 square feet of commercial space. We have determined that this entity is not a variable interest entity and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity meets the criteria to be classified as a component of permanent equity.
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
The following table provides details of the activity related to noncontrolling interests:

	December 31,
(In thousands)	2014	2013
Balance at beginning of period	$350	$1,344
Net income	—	3
Purchase of noncontrolling interest	—	(997)
Balance at end of period	$350	$350
The following table provides details of the activity related to changes in ownership of noncontrolling interests:

	December 31,
(In thousands)	2014	2013
Net income attributable to AERC	$144,711	$61,250
Decrease in equity for purchase of noncontrolling interest	—	(3,547)
Change from net income attributable to AERC and net
transfers to noncontrolling interest	$144,711	$57,703

Index
9.    COMMITMENTS AND CONTINGENCIES
Leases
We had no equipment leased under capital leases at December 31, 2014 and 2013. We lease certain equipment and facilities under operating leases. Future minimum lease payments under all non-cancellable operating leases in which we are the lessee are immaterial.
Legal Proceedings
In conjunction with our May 2012 acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California (the “Property”), and entered into a triple net master lease (the "Lease") of the Property as landlord with Art and Architecture Books of the 21st Century, as tenant (“Tenant”).
When Tenant failed to pay December 2012 rent when due under the Lease, we served Tenant with a notice to pay rent or vacate the premises pursuant to the California Code of Civil Procedure. On December 20, 2012, we filed an unlawful detainer action in the Superior Court for the State of California. Tenant did not pay rent for January or February 2013.
On February 19, 2013 (the scheduled trial date for our unlawful detainer suit), Tenant filed its Chapter 11 petition with the U.S. Bankruptcy Court, (the "Bankruptcy Court") for the Central District of California (the "Bankruptcy Case").
On March 29, 2013, Tenant filed a motion to assume the Lease.  We opposed Tenant’s lease assumption motion. On September 12, 2013, the Bankruptcy Court granted Tenant’s motion to assume the Lease. We appealed the Bankruptcy Court’s order granting Tenant’s motion to assume the Lease to the U.S. District Court for the Central District of California (the “District Court”). On December 2, 2013, the District Court ruled in our favor and held the Bankruptcy Court had erred when it concluded the Lease had not been terminated prior to the date Tenant filed its Chapter 11 petition. Tenant appealed the District Court's decision to the U.S. Court of Appeals for the Ninth Circuit. The District Court remanded the case back to the Bankruptcy Court for further proceedings consistent with the District Court’s determination. On October 27, 2014, the Bankruptcy Court, on the matter remanded by the District Court, denied Tenant's lease assumption motion. Tenant has appealed the Bankruptcy Court's decision, and petitioned the Bankruptcy Court for a stay pending the outcome of Tenant's appeals. On December 29, 2014, the Bankruptcy Court granted Tenant's motion for stay pending appeal, which stayed the effect of the Bankruptcy Court's denial of Tenant's lease assumption motion, including the requirement that Tenant surrender the Property.
If we conclude, based on the outcome of this proceeding, that it is unlikely Tenant will remain at the Property, we will accelerate the amortization of the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $887,000 at December 31, 2014. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
On December 26, 2014, the United States District Court for the Northern District of Ohio (the "Court") entered an order approving a settlement and dismissing a shareholder derivative and class action captioned Monson v. Friedman, et al. (the "Action"). Pursuant to the settlement, and in exchange for releases and a dismissal of the Action with prejudice, Mr. Jeffrey I. Friedman voluntarily relinquished, and the Company rescinded, 63,714 of the 125,000 options awarded to him in 2012, and for the twelve-month period following final settlement, the Company will not award any stock options to Mr. Friedman. Also, the Company will implement additional processes relating to the future granting of equity awards and pay for plaintiffs' counsel fees and expenses approved by the Court with respect to the Action. We maintain insurance that will help defray the cost of the settlement, and the settlement did not have a material impact on our financial results.

Index
In addition to the above, we are subject to other legal proceedings, lawsuits and other claims in the ordinary course of our business (collectively "Litigation"). Litigation is subject to uncertainties and outcomes are difficult to predict. Many of the claims in Litigation are covered by insurance, subject to deductible amounts. With respect to current Litigation, we have determined either that a loss is not reasonably possible or that the estimated loss or range or loss, if any, will not have a material adverse impact on our financial statements.
Guarantees
We may guarantee mortgage debt of our wholly owned subsidiaries and the properties for which we are a joint venture partner in whole or in part (i.e. for so-called "nonrecourse carve outs"), and some subsidiaries that own unencumbered property guarantee the Company's obligations under the unsecured revolving credit facility, unsecured term loan and unsecured notes. In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangements from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. We have determined that the fair value of these guarantees are immaterial and thus have not recorded any liability as of December 31, 2014.
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
Our two REIT subsidiaries that have historically engaged in third party property and asset management and third party construction services, respectively, have elected to be treated as Taxable REIT Subsidiaries ("TRS") and operate as C-corporations under the Code. Accordingly, these TRS entities separately account for income taxes. Taxes are recorded for these two TRS subsidiaries to the extent they recognize net profits for both financial statement and income tax purposes. The 2014, 2013 and 2012 net operating loss carry forwards for these two TRS subsidiaries, in the aggregate, are approximately $13.4 million, $13.3 million and $13.2 million, respectively, and expire during the years 2018 to 2034.
The gross deferred tax assets were $6.9 million, $6.9 million and $6.9 million at December 31, 2014, 2013 and 2012, respectively, and relate principally to net operating losses of the two TRS subsidiaries. Gross deferred tax liabilities of $254,000, $254,000 and $246,000 at December 31, 2014, 2013 and 2012, respectively, relate primarily to tax basis differences in fixed assets and intangibles. The deferred tax valuation allowance was $6.7 million, $6.6 million and $6.6 million at December 31, 2014, 2013 and 2012, respectively. We reserve for net deferred tax assets when we believe it is more likely than not that they will not be realized. The deferred tax assets and the deferred tax valuation allowance are recorded in "Other assets, net" and the deferred tax liabilities are recorded in "Accounts payable and other liabilities."

Index
At December 31, 2014 and 2013, our net tax basis of properties is below the amount set forth in the Consolidated Balance Sheets by $5.4 million and $31.2 million, respectively.
Reconciliation between GAAP net income and taxable income:

		Year Ended December 31,
(In thousands)		2014	2013	2012
GAAP net income		$144,711	$61,250	$30,592
Add:	GAAP net income of taxable REIT subsidiaries
	and noncontrolling redeemable interest, net	92	15	1,224
GAAP net income from REIT operations (1)		144,803	61,265	31,816

Add:	Book depreciation and amortization	65,437	61,834	57,672
Less:	Tax depreciation and amortization	(42,467)	(41,661)	(39,835)
	Book/tax differences on gains from
	capital transactions	(112,844)	(50,472)	(19,128)
Other book/tax differences, net		(2,602)	(4,616)	1,088
Taxable income before adjustments		52,327	26,350	31,613
Less:	Capital gain	(20,410)	(2,356)	(7,762)
Taxable income subject to dividend requirements		$31,917	$23,994	$23,851

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to taxable REIT subsidiaries and noncontrolling interests.
Reconciliation between cash dividends paid and dividends paid deduction:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash dividends paid	$43,919	$38,933	$32,406
Add: Dividends designated from following year	10,473	—	—
Less: Portion designated as capital gain distribution	(20,403)	(2,356)	(7,762)
Less: Return of capital	—	(12,583)	(793)
Dividends paid deduction	$33,989	$23,994	$23,851
Dividends Per Share
Total dividends per common share and the related components for the years ended December 31, 2014, 2013 and 2012, as reported for income tax purposes, were as follows:

Year Ended December 31, 2014

			Non-Taxable	Total	Unrecaptured
		Ordinary	Return of	Capital	Section 1250
Date Paid		Income	Capital	Gain	Gain	Dividends
2/3/2014		$0.118729	$—	$0.071271	$0.017614	$0.190000
5/1/2014		0.118729	—	0.071271	0.017614	0.190000
8/1/2014		0.118729	—	0.071271	0.017614	0.190000
11/3/2014		0.124978	—	0.075022	0.018541	0.200000
1/30/2015	(1)	0.114610	—	0.068799	0.017003	0.183409
		$0.595775	$—	$0.357634	$0.088386	$0.953409

(1)	Represents a portion of the dividend paid on January 30, 2015. The remaining portion of this dividend will be reported for the year ended December 31, 2015 for income tax purposes.

Index

Year Ended December 31, 2013

		Non-Taxable	Total	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2013	$0.129355	$0.049149	$0.011496	$0.011496	$0.190000
5/1/2013	0.129355	0.049149	0.011496	0.011496	0.190000
8/1/2013	0.129355	0.049149	0.011496	0.011496	0.190000
11/1/2013	0.129355	0.049149	0.011496	0.011496	0.190000
	$0.517420	$0.196596	$0.045984	$0.045984	$0.760000

Year Ended December 31, 2012

		Non-Taxable	Total	Unrecaptured
	Ordinary	Return of	Capital	Section 1250
Date Paid	Income	Capital	Gain	Gain	Dividends
2/1/2012	$0.140533	$0.009077	$0.020390	$0.017826	$0.170000
5/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
8/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
11/1/2012	0.148800	0.009611	0.021589	0.018875	0.180000
	$0.586933	$0.037910	$0.085157	$0.074451	$0.710000
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest risk and to manage our exposure to interest rate movements. See Note 2 for additional information related to our derivative instruments and hedging policy.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$125.0 million
On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.40% per annum as of December 31, 2014, or an all-in rate of 2.95% per annum until January 2018. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our $150 million unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.40% per annum at December 31, 2014, or an all-in-rate of 2.66% per annum. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement. See Note 12 for additional information.
In January 2015, we entered into two new forward starting interest rate swaps. See Note 19 for additional information.

Index
The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of December 31, 2014		As of December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$256	Other assets, net	$1,573

Fair Value of Derivative Instruments
Liability Derivatives
	As of December 31, 2014		As of December 31, 2013
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Accounts payable and		Accounts payable and
	other liabilities	$1,349	other liabilities	$2,275
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

(In thousands)	Location of Gain or	Year Ended
Derivatives in Cash Flow Hedging	(Loss) Recognized	December 31,	December 31,	December 31,
Relationships (Interest Rate Swaps)	in Income on Derivative	2014	2013	2012
Amount of gain/(loss) recognized in OCI on derivative		$(1,790)	$1,454	$(2,529)

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$(1,399)	$(778)	$—

Amount of gain/(loss) recognized in income
on derivative (ineffective portion and amount
excluded from effectiveness testing)	Other expense	$—	$—	$—

Index
The following table presents the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets and Liabilities
				Gross Amounts Not Offset
			Net Amounts of	in the Balance Sheets
	Gross Amounts	Gross Amounts	Assets/Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
(In thousands)	Assets/Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
December 31, 2014
Offsetting Derivative
Assets	$256	$—	$256	$—	$—	$256
Liabilities	$1,349	$—	$1,349	$—	$—	$1,349
December 31, 2013
Offsetting Derivative
Assets	$1,573	$—	$1,573	$—	$—	$1,573
Liabilities	$2,275	$—	$2,275	$—	$—	$2,275
As of December 31, 2014, the fair value of the derivative in a liability position, excluding any adjustment for nonperformance risk, was $1.4 million. As of December 31, 2014, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at December 31, 2014, we could have been required to settle our obligations under the agreement at its termination value of $1.4 million, which includes accrued interest of $92,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.2 million.
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

Index
Cash, accounts and notes receivable, other assets, accounts payable, accrued expenses and other liabilities (except for the interest rate swap discussed below) are carried at amounts that reasonably approximate corresponding fair values because of their short-term nature.
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
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 41% to 52% at December 31, 2014. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at December 31, 2014 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$272,613	$—	$—	$283,728
Unsecured debt	476,500	—	489,558	—

Fair Value at December 31, 2013 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$279,474	$—	$—	$284,886
Unsecured debt	533,500	—	530,022	—

Index
13.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following table summarizes our non-cash investing and financing activities which are not reflected in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Dividends declared but not paid	$12,886	$12,178	$10,149
Issuance of shares for share-based compensation	1,969	—	1,916
Net change in accounts payable related to fixed asset additions (1)	7,890	6,098	1,362
Net change in accounts payable and security deposits
related to disposition of operating properties	(698)	(890)	(638)
Net change in accounts payable and security deposits
related to acquisition of operating properties	117	1,800	1,072
Deconsolidation of net assets	26,238	—	—
Mortgage loan assumed (2) (3)	—	28,000	27,589

(1)	Refer to Note 2 for information on adjustments made to previously issued financial statements.

(2)	The principal balance on loan assumed in 2013 approximated fair value at time of acquisition.

(3)	The fair value amount of loan assumed in 2012 at time of acquisition; the principal balance at time of acquisition was $24.9 million. Fair value was determined based on an interest rate of 3.1%.
14.    COMMON, TREASURY AND PREFERRED SHARES
Common Shares
In April 2013, we registered an at-the-market ("ATM") program allowing us to sell up to $75 million of our common shares in open market transactions at the then current market price per share. As of December 31, 2013, we sold 107,498 common shares under this ATM program for total gross proceeds of $2.0 million. The proceeds were used for general corporate purposes. No common shares were sold under this ATM program during the year ended December 31, 2014.
Under Forward Sale Agreements ("FSAs") that we entered into with forward purchasers on May 29, 2013, we agreed to sell 6,500,000 common shares plus an option to purchase up to 975,000 additional common shares, of which 547,958 common shares were exercised on July 2, 2013, for a total of 7,047,958 common shares at a public offering price of $17.25 per share that was settled on October 1, 2013.
We had the option to settle the FSAs by cash or net share settlement for all or a portion of our obligation under the FSAs. We chose to physically settle the FSAs by issuing 7,047,958 common shares of our common stock to the forward purchasers, who at settlement paid us the proceeds less certain adjustments from their sale of borrowed shares to the underwriters, including the third quarter dividend.
On October 1, 2013, by delivering 7,047,958 common shares to the forward purchasers at a public offering price of $17.25 per share, we received net proceeds of approximately $115.1 million based on the adjusted net settlement price of $16.33 per share, inclusive of the underwriting discount, estimated costs and the deduction for the third quarter dividend. Net proceeds were used to partially repay our scheduled debt maturities for 2013 consisting of five mortgage loans totaling approximately $129.3 million.
Prior to settlement, we classified the FSAs as equity transactions because the forward sale transactions were indexed to our own stock and physical settlement was within our control. As a result of this classification, no amounts were recorded in the consolidated financial statements until settlement of each FSA.

Index

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
During 2012, we sold 681,178 shares under our $25 million ATM program for total net proceeds of $11.1 million. The proceeds were used to reduce borrowings on our unsecured revolving credit facility and for general corporate purposes. At June 30, 2012, all $25 million of common shares available for issuance under the ATM have been sold and the program has been completed.
Treasury Shares
In December 2008, our Board of Directors authorized the repurchase of up to $25 million of our common and/or preferred shares. This authorization is in addition to the $1.3 million remaining on our $50 million authorization that was originally approved by our Board of Directors in July 2005 and October 2006. As of December 31, 2014, we had repurchased 3,825,125 common shares under these plans at a cost of $41.1 million and 389,500 preferred depositary shares at a cost of $7.6 million. There were no common shares repurchased after the fourth quarter of 2007 and no preferred shares repurchased after the fourth quarter of 2008 under this authorization. Additionally, we have a policy that allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount.
During the year ended December 31, 2014, a total of 175,287 restricted shares had vested.
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
At December 31, 2014, no preferred shares were outstanding.
Shareholder Rights Plan
In December 2014, the Board of Directors approved the termination of our Shareholder Rights Plan (the "Plan"). The Plan was adopted in January 1999 and the Rights were distributed on January 29, 1999, to shareholders of record on that date. The initial distribution of Rights was not taxable to shareholders. To implement the Plan, the Board of Directors declared a distribution of one Right for each of our outstanding common shares. Each Right entitled the holder to purchase from us 1/1,000th of a Class B Series I Cumulative Preferred Share (a " Class B Preferred Share") at a purchase price of $40 per Right, subject to adjustment. One one-thousandth of a Class B Preferred Share was intended to be approximately the economic equivalent of one common share.

Index
The Rights were traded with our common shares and would have become exercisable if a person or group became the beneficial owner of, or announced an offer to acquire, 15.0% or more of the then outstanding common shares. Thereafter, each Right not owned by the acquiring person or its affiliates would have entitled its holder to purchase, at the Right's then-current exercise price, fractional Class B Preferred Shares (or, in certain circumstances, common shares, cash, property or other securities) having a market value equal to twice the then-current exercise price. In addition, if, after the Rights became exercisable, we would have been acquired in a merger or other business combination transaction with an acquiring person or its affiliates, or sold 50% or more of our assets or earning power to an acquiring person or its affiliates, each Right would have entitled its holder to purchase, at the Right's then-current exercise price, a number of the acquiring person's common shares having a market value of twice the Right's exercise price. No shares were issued under the shareholder rights plan.
15.    EARNINGS PER SHARE
The exchange of Operating Partnership noncontrolling redeemable interest into common shares was not included in the computation of diluted EPS in 2013 or 2012 because we settled these OP units in cash. There were no OP units outstanding in 2014.

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Numerator - basic and diluted:
Income (loss) from continuing operations	$144,711	$5,288	$(119)
Net income attributable to noncontrolling interests	—	(45)	(19)
Allocation to participating securities	(473)	(19)	—
Income (loss) from continuing operations applicable to common shares	$144,238	$5,224	$(138)

Income from discontinued operations	$—	$56,007	$30,730
Allocation to participating securities	—	(209)	—
Income from discontinued operations applicable to common shares	$—	$55,798	$30,730

Denominator - basic:	57,478	51,622	46,063
Effect of dilutive securities (1)	497	562	—
Denominator - diluted:	57,975	52,184	46,063

Net income applicable to common shares - basic:
Income from continuing operations applicable to common shares	$2.51	$0.10	$—
Income from discontinued operations	—	1.08	0.66
Net income applicable to common shares - basic	$2.51	$1.18	$0.66

Net income applicable to common shares - diluted:
Income from continuing operations applicable to common shares	$2.49	$0.10	$—
Income from discontinued operations	—	1.07	0.66
Net income applicable to common shares - diluted	$2.49	$1.17	$0.66

(1)
For the twelve months ended December 31, 2013, the Company has excluded 10 stock options as their inclusion would be anti-dilutive. For the twelve months ended December 31, 2012, all potential common shares are excluded as they are anti-dilutive to the net loss from continuing operations.

Index
16.    EMPLOYEE BENEFIT PLANS
We offer medical, dental, vision and life insurance benefits to those employees who have completed their 90-day introductory period. Employees who have completed six months of service are eligible for an educational assistance program and to participate in the 401(k) plan, and employees who have completed one year of service are provided with long-term disability coverage. Additionally, we offer employees an opportunity to purchase a variety of supplemental benefits for their own account at no expense to the Company.
We sponsor a defined contribution plan pursuant to Section 401(k) of the Code, whereby eligible employees may elect to contribute up to 50% of their gross wages. After one year of service, we match such contributions at a rate of 25% up to a maximum participant contribution of 6% of wages. We recorded expenses relating to this plan of approximately $170,000, $153,000 and $143,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Supplemental Executive Retirement Plan
Our Supplemental Executive Retirement Plan (the "SERP") was adopted by the Board of Directors on January 1, 1997. This Plan was implemented to provide competitive retirement benefits for officers and to act as a retention incentive. This non-qualified, unfunded, defined contribution plan extends to certain named officers nominated by the Chief Executive Officer and approved by the Executive Compensation Committee of the Board. The SERP provides for us to make a contribution accrual to the account of each of the participating officers at the end of each plan year. In January 2007, the Executive Compensation Committee revised the annual contribution accruals such that the accounts of participants not vested as of January 1, 2007 would no longer receive annual contribution accruals, however their accounts will continue to accrue interest. The accrual amount is a percentage of eligible earnings (including base salary and cash payments under the Annual Incentive Plan) that is set by the Executive Compensation Committee. Contribution accruals will not be taxable to the participant, other than social security and federal unemployment taxes once vested, until distribution. The account balances accrue interest each year at a rate determined by the Executive Compensation Committee to approximate the Company's weighted average cost of capital.
The following table summarizes the changes in SERP balances for the years ended December 31:

(In thousands)	2014	2013	2012
Balance at beginning of period	$2,520	$2,283	$2,067
Service cost	80	81	77
Interest cost	174	156	139
Balance at end of period	$2,774	$2,520	$2,283
17.    EQUITY BASED AWARD PLANS
On May 4, 2011, our shareholders approved the Associated Estates Realty Corporation 2011 Equity-Based Award Plan (the "2011 Plan"), which had been adopted by our Board of Directors (the "Board") on February 23, 2011, subject to shareholder approval.
A total of 1,726,608 common shares were made available for awards under the 2011 Plan, which included 1,500,000 newly authorized common shares and 226,608 common shares that remained available for awards under our 2008 Equity-Based Award Plan (the "2008 Plan") and our 2001 Equity Incentive Plan (the "2001 Plan"), both of which were approved by our shareholders. The 2011 Plan provided for the grant to our officers, other employees and directors of options to purchase our common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and other awards based on common shares. On February 25, 2014, the Board adopted The Associated Estates Realty Corporation Amended and Restated 2011 Equity-Based Award Plan (the “Restated Equity Plan”) to increase the number of shares reserved and available under the 2011 Plan. The details of the Restated Equity Plan are consistent with the 2011 Plan, except to increase the shares available for future Awards by 2,700,000 shares, and increase the individual annual Award limit of Stock Options and Share Appreciation Rights to 500,000. At December 31, 2014, we had 3,221,120 common shares available for awards under the Restated Equity Plan.

Index
Our 2001 and 2008 Plans were discontinued in May 2011 in conjunction with the shareholder approval of our 2011 Plan. Additionally, our Equity-Based Incentive Compensation Plan (the "Omnibus Plan") expired on February 20, 2005. Outstanding stock options awarded under these plans will remain in effect according to their original terms and conditions. Options were granted with per share exercise prices not less than fair market value at the date of grant and must be exercised within ten years thereof. Options outstanding and exercisable at December 31, 2014, were as follows:

	Options	Options
	Outstanding	Exercisable
2011 Plan	61,286	19,620
2001 Plan	299,090	299,090
	360,376	318,710
During 2014, 2013 and 2012, our share-based compensation awards consisted primarily of restricted shares. We award share-based compensation to our officers and employees as a performance incentive and to align individual goals with those of the Company. Certain of our share-based awards require only continued service with the Company to vest. These awards vest either at the end of the specified service period or in equal increments during the service period on each anniversary of the grant date. We recognize compensation cost on these awards on a straight-line basis. In addition to awards containing only service conditions, we issue certain awards in which the number of shares that will ultimately vest is dependent upon the achievement of specified performance goals and/or market conditions. Compensation cost for awards with performance conditions is recognized based on our best estimate of the number of shares that will vest. Compensation cost for awards dependent upon market conditions is recognized based on the estimated fair market value of the award on the date granted, as described below, and the vesting period. We estimate the amount of expected forfeitures when calculating compensation costs. The forfeiture rates we use were calculated based on our historical forfeiture activity, adjusted for activity that we believe is not representative of expected future activity. During the years ended December 31, 2014, 2013 and 2012, we recognized share-based compensation cost in "General and administrative expense" of $3.8 million, $4.6 million and $3.7 million, respectively. Additionally, during the years ended December 31, 2014, 2013 and 2012, we capitalized $450,000, $400,000 and $200,000 of share-based compensation related to time incurred on development projects, respectively. See Note 2 for additional information related to capitalized payroll.
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
We have two compensation plans under which our officers and directors may elect to defer the receipt of restricted shares. These plans are more fully discussed in Note 18. Restricted share awards deferred under these plans are reflected as deferred restricted share equivalent units ("DRSUs") in an individual bookkeeping account maintained for each participant. The vesting of DRSUs occurs on the same schedule as the restricted shares made subject to the deferral election, and the valuation and attribution of cost in our consolidated financial statements are also the same as the restricted shares subject to the deferral election. DRSUs are not included in the number of issued and outstanding common shares reflected in the "Equity" section of or Consolidated Balance Sheets. DRSUs with non-forfeitable dividend rights are included in the allocation to participating securities using the two-class method. DRSUs with forfeitable dividend rights do not qualify as participating securities, and are included in the calculation of diluted earnings per share to the extent they are not anti-dilutive for the period presented.

Index
The following table represents restricted share and DRSU activity for the year ended December 31, 2014:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	DRSUs	Fair Value

Nonvested at beginning of period	735,184	$10.52	34,797	$17.15
Granted	161,267	$16.11	45,365	$17.06
Vested	175,287	$16.39	26,603	$17.38
Forfeited	18,304	$11.39	8,194	$16.38
Nonvested at end of period	702,860	$10.31	45,365	$17.06
The weighted average grant-date fair value of restricted shares granted during the years ended December 31, 2013 and 2012 was $10.44 and $16.48, respectively. The total fair value of restricted shares vested during the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $7.6 million and $2.9 million, respectively. The total fair value of DRSUs vested during the years ended December 31, 2014, 2013 and 2012 was $460,000, $669,000 and $715,000, respectively, recognized as "Paid-in-capital." At December 31, 2014, there was a total of $4.7 million of unrecognized compensation cost related to non-vested restricted share awards and DRSUs that we expect to recognize over a weighted average period of 1.8 years.
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

Index
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded. There were no options awarded in 2014 and 2013, and 125,000 options awarded in 2012. The weighted average Black-Scholes assumptions and fair value for 2012 were as follows:

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
The following table represents stock option activity for the year ended December 31, 2014:

			Weighted-
	Number of	Weighted-	Average
	Stock	Average	Remaining
	Options	Exercise Price	Contract Life
Outstanding at beginning of period	510,020	$11.47
Exercised	80,930	$9.07
Forfeited	68,714	$15.20
Outstanding at end of period	360,376	$11.29	2.1

Exercisable at end of period	318,710	$10.77	1.4
The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2014 and 2013 was $4.0 million and $2.4 million, respectively.
18.    DIRECTOR/EXECUTIVE COMPENSATION
Elective Deferred Compensation Program
The Associated Estates Realty Corporation Elective Deferred Compensation Program is an unfunded, non-qualified deferred compensation program that is subject to the provisions of Section 409A of the Internal Revenue Code, which strictly regulates the timing of elections and payment. Eligibility under the plan shall be determined by the Executive Compensation Committee or its designee, and at December 31, 2014, each of our appointed and/or elected officers was eligible.
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

Index
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
At December 31, 2014, there were 323,105 share equivalent units deferred under this plan, of which 238,535 represent the deferred share awards and 84,750 of which represent dividend units. At December 31, 2013, there were 307,207 share equivalent units deferred under this plan, of which 235,786 represent the deferred share awards and 71,421 of which represent dividend units. Additionally, 5,407 shares were distributed from this plan during 2014.
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
Each deferral account is increased when we pay a dividend on our common shares by the number of share units that represent the dividend paid per share multiplied by the number of share units in the account on the date of record for the related dividend payment. Share units representing deferred fees and dividend units are vested at all times. Share units representing deferred restricted shares vest on the same schedule as the restricted shares that were deferred. In December 2009 and effective on January 1, 2010, this plan was modified such that all distributions from the plan will be in the form of our common shares instead of cash. As a result, the value of the deferred compensation is included in "Paid-in capital" and is not adjusted based upon subsequent changes in the price of our common shares. At December 31, 2014, there were 318,075 share equivalent units under this plan, of which 95,060 units represent the deferral of cash fees earned, 129,116 represents the deferral of shares and 93,898 units represent the deferral of dividends. Distributions of $45,000 and $45,000 were made in cash from this plan during 2013 and 2012, respectively. Additionally, 8,789, 20,651 and 59,988 shares were distributed from this plan during 2014, 2013 and 2012, respectively.

Index
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
Annual Incentive Plan
In February of each year, the Executive Compensation Committee (the "Committee") approves the terms of the Annual Incentive Plan for Officers. Annual incentives emphasize pay for performance and serve as a key means of driving current objectives and priorities. The Committee determines specific compensation levels for the five most highly compensated officers ("Officers"), which includes our five "Named Executive Officers." Officers are rewarded for accomplishing our short-term financial and business unit objectives. Annual incentive opportunities for the Officers were linked to same property NOI, as defined, business unit objectives and individual performance. The Officers earned annual incentives of approximately $1.8 million, $2.0 million and $1.9 million in cash in 2014, 2013 and 2012, respectively.
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
In February of each year, the Committee approves the terms of that year's single-year component of the LTIP. This component focused primarily on interest coverage and fixed charge coverage financial ratios and same property NOI. Officers earned approximately $1.6 million, $1.8 million and $2.1 million under the single-year LTIP in 2014, 2013 and 2012, respectively.
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

Index
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
19.    SUBSEQUENT EVENTS
Acquisition of Equity Interest. On February 3, 2015, we exercised our buy-sell option with respect to the 5th and Huntington partnership and acquired Lincoln's 50.0% interest for $8.4 million. This purchase increased our percentage ownership in the development to 100%.
Debt. On January 30, 2015, we entered into a forward starting interest rate swap on $25.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread, which was 1.40% per annum as of December 31, 2014, or an all-in rate of 2.82% per annum until the loan matures in January 2020. Additionally, on January 30, 2015, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread, which was 1.40% per annum as of December 31, 2014, or an all-in rate of 3.15% per annum, through the maturity date of January 2020.
Dividends. On January 30, 2015, we paid a dividend of $0.21 per common share to shareholders of record on December 30, 2014, which had been declared on December 3, 2014. The declaration and payment of future quarterly dividends remains subject to review by, and approval of, the Board of Directors.
20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2014
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue	$49,715	$47,902	$48,207	$48,256
Operating income	$8,260	$9,031	$9,805	$10,336
Net income	$42,273	$62,348	$3,418	$36,672
Net income attributable to AERC	$42,273	$62,348	$3,418	$36,672
Basic earnings per common share	$0.73	$1.08	$0.06	$0.64
Diluted earnings per common share	$0.73	$1.07	$0.06	$0.63

	2013
	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenue	$42,856	$43,484	$46,069	$49,070
Operating income	$7,550	$8,322	$8,963	$9,795
Net income	$10,363	$1,652	$20,007	$29,273
Net income attributable to AERC	$10,346	$1,638	$19,993	$29,273
Basic earnings per common share	$0.21	$0.03	$0.40	$0.51
Diluted earnings per common share	$0.20	$0.03	$0.40	$0.51

Index

SCHEDULE II

ASSOCIATED ESTATES REALTY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		ADDITIONS
(In thousands)	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
DESCRIPTION	of Period	Expenses (1)	Accounts	Deductions (2)	of Period
Year ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$78	$1,657	$—	$(1,666)	$69
Valuation allowance-deferred tax asset	6,632	38	—	—	6,670

Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$104	$1,823	$—	$(1,849)	$78
Valuation allowance-deferred tax asset	6,626	6	—	—	6,632

Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$141	$1,991	$—	$(2,028)	$104
Valuation allowance-deferred tax asset	5,970	656	—	—	6,626

(1)	Adjustments to the valuation allowance for deferred taxes are recorded to adjust deferred tax asset to net realizable value.

(2)	Includes the write-off of uncollectible balances, net of any subsequent recoveries received from tenants.

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	February, 1995	5-30	$941	$8,499	$3,141
The Residence at Barrington	September, 1995	5-30	2,357	21,986	2,114
Village at Avon	June, 1998	5-30	2,145	21,704	3,134
Village of Western Reserve	August, 1996	5-30	691	6,866	860
Westchester Townhomes	November, 1989	5-15	693	5,686	1,293
Westlake Seven	October, 1995	5-30	559	332	349
Williamsburg Townhomes	February, 1994	5-30	844	12,787	4,083

CENTRAL OHIO
Bedford Commons	December, 1994	5-30	929	5,751	1,124
Heathermoor	August, 1994	5-30	1,796	8,535	2,194
Kensington Grove	July, 1995	5-30	533	4,600	936
Lake Forest	July, 1994	5-30	824	6,135	1,124
Perimeter Lakes	September, 1996	5-30	1,265	8,647	1,574
Saw Mill Village	April, 1997	5-30	2,548	17,218	4,664
Sterling Park	August, 1994	5-30	646	3,919	725
The Residence at Christopher Wren	March, 1994	5-30	1,560	13,754	4,000
Wyndemere Land	March, 1997	—	200	—	—

SOUTHEAST MICHIGAN
Arbor Landings	June, 1999	5-30	1,129	10,403	11,141
Clinton Place	August, 1997	5-30	1,219	9,478	2,486
Georgetown Park	June, 1999	5-30	1,778	12,141	14,270
Oaks at Hampton	August, 1995	5-30	3,026	27,204	5,023
Spring Valley	October, 1997	5-30	1,433	13,461	2,156

WESTERN MICHIGAN
Landings at the Preserve	September, 1995	5-30	1,081	7,190	1,571
Summer Ridge	April, 1996	5-30	1,251	11,194	2,827

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

(In thousands)	Gross Amount at Which Carried at December 31, 2014
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
NORTHEAST OHIO
Mallard's Crossing	$941	$11,640	$12,581	$7,434	$—	—
The Residence at Barrington	2,355	24,100	26,455	13,305	—	—
Village at Avon	2,145	24,838	26,983	12,139	19,560	December, 2015
Village of Western Reserve	691	7,726	8,417	4,069	—	—
Westchester Townhomes	693	6,979	7,672	5,860	—	—
Westlake Seven	559	1,240	1,799	1,166	—	—
Williamsburg Townhomes	844	16,870	17,714	11,215	—	—

CENTRAL OHIO
Bedford Commons	929	6,875	7,804	4,447	—	—
Heathermoor	1,796	10,729	12,525	7,175	—	—
Kensington Grove	533	5,536	6,069	3,386	—	—
Lake Forest	824	7,259	8,083	4,765	—	—
Perimeter Lakes	1,265	10,221	11,486	6,340	—	—
Saw Mill Village	2,548	21,882	24,430	12,957	15,930	April, 2016
Sterling Park	646	4,644	5,290	2,978	—	—
The Residence at
Christopher Wren	1,560	17,754	19,314	11,751	—	—
Wyndemere Land	200	—	200	—	—	—

SOUTHEAST MICHIGAN
Arbor Landings	1,682	20,991	22,673	12,279	—	—
Clinton Place	1,219	11,964	13,183	6,981	—	—
Georgetown Park	2,128	26,061	28,189	16,148	—	—
Oaks at Hampton	3,026	32,227	35,253	20,964	—	—
Spring Valley	1,433	15,617	17,050	8,776	—	—

WESTERN MICHIGAN
Landings at the Preserve	1,143	8,699	9,842	5,392	—	—
Summer Ridge	1,251	14,021	15,272	8,398	—	—

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
SOUTHEAST FLORIDA
Doral West (2)	July, 2013	5-30	12,060	79,513	3,464
Vista Lago (2)	March, 2005	5-30	4,012	35,954	688
Waterstone at Wellington (2)	June, 2011	5-30	5,948	25,456	773
Windsor Pines	October, 1998	5-30	4,834	28,795	1,843

ATLANTA
Cambridge at Buckhead (2)	October, 2005	5-30	6,166	16,730	1,142
Morgan Place	July, 1998	5-30	3,292	9,159	1,710

METRO DC
7001 Arlington at Bethesda (3)	—	—	12,650	—	—
Dwell Vienna Metro (2)	August, 2011	5-30	11,241	67,130	277

INDIANAPOLIS
Center Point	August, 1997	5-30	1,508	22,861	2,593
Residence at White River	February, 1997	5-30	1,064	11,631	2,579
Steeplechase at Shiloh	July, 1998	5-30	2,261	16,257	1,237

RALEIGH-DURHAM
Lofts at Weston Lakeside (2)	November, 2013	5-30	4,112	33,105	26
Southpoint Village (2)	July, 2012	5-30	3,307	29,661	163
St. Mary's Square (2)	November, 2013	5-30	3,065	23,481	29
The Apartments at the Arboretum (2)	May, 2012	5-30	4,008	33,411	565
The Park at Crossroads (2)	August, 2012	5-30	5,520	31,391	800

CHARLOTTE
Alpha Mill Phase I and Phase II (2)	June, 2014	5-30	8,140	36,044	119
The Apartments at Blakeney (2)	October, 2013	5-30	5,430	46,013	216

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

(In thousands)	Gross Amount at Which Carried at December 31, 2014
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
SOUTHEAST FLORIDA
Doral West (2)	12,060	82,977	95,037	5,062	—	—
Vista Lago (2)	4,012	36,642	40,654	13,041	—	—
Waterstone at Wellington (2)	5,948	26,229	32,177	3,781	—	—
Windsor Pines	4,834	30,638	35,472	16,822	—	—

ATLANTA
Cambridge at Buckhead (2)	6,166	17,872	24,038	6,015	—	—
Morgan Place	3,292	10,869	14,161	5,790	—	—

METRO DC
7001 Arlington at Bethesda (3)	12,650	—	12,650	—	16,673	October, 2016
Dwell Vienna Metro (2)	11,241	67,407	78,648	8,593	41,167	June, 2022

INDIANAPOLIS
Center Point	1,470	25,492	26,962	14,772	—	—
Residence at White River	1,064	14,210	15,274	8,192	—	—
Steeplechase at Shiloh	2,261	17,494	19,755	9,501	—	—

RALEIGH-DURHAM
Lofts at Weston Lakeside (2)	4,112	33,131	37,243	1,591	—	—
Southpoint Village (2)	3,307	29,824	33,131	2,955	—	—
St. Mary's Square (2)	3,065	23,510	26,575	1,049	—	—
The Apartments at
the Arboretum (2)	4,008	33,976	37,984	3,589	—	—
The Park at Crossroads (2)	5,520	32,191	37,711	3,414	25,246	August, 2016

CHARLOTTE
Alpha Mill Phase I and Phase II (2)	8,140	36,163	44,303	769	—	—
The Apartments at Blakeney (2)	5,430	46,229	51,659	2,457	27,560	January, 2022

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

			Initial Cost to Company
					Costs
(In thousands)					Capitalized
	Dates Acquired/	Depreciable		Buildings &	Subsequent
Property	Constructed	Lives - Years	Land	Improvements	to Acquisition

PROPERTIES
NORTHERN VIRGINIA
Ashborough (2)	September, 2010	5-30	20,136	65,885	802
Riverside Station (2)	May, 2010	5-30	13,680	38,708	664
Westwind Farms (2)	December, 2010	5-30	18,265	67,098	802

SOUTHEAST VIRGINIA
River Forest (2)	April, 2008	5-30	4,655	25,758	7,314
The Alexander at Ghent (2)	June, 2007	5-30	4,368	43,263	1,275
The Belvedere (2)	April, 2008	5-30	6,044	35,353	572

CALIFORNIA
Desmond's Tower (2) (4)	May, 2012	14-30	7,390	10,615	—
The Desmond on Wilshire (3)	May, 2012	—	17,491	—	—
Warner Center (5)	November, 2014	—	16,139	—	—

DALLAS
Cantabria at Turtle Creek (3)	—	—	6,983	—	33,242
Rienzi at Turtle Creek (2)	September, 2013	5-30	3,911	43,680	302
San Raphael (2)	October, 2010	5-30	3,777	15,795	1,278
San Raphael Phase II	February, 2014	5-30	733	12,263	—
The Brixton (2)	October, 2011	5-30	2,867	17,638	803
21 Forty Medical District (2)	July, 2012	5-30	5,413	44,823	561
			$259,918	$1,204,961	136,628

MISCELLANEOUS
Improvements	November, 1993	10-30			7,142
					$143,770

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

(In thousands)	Gross Amount at Which Carried at December 31, 2014
		Buildings &		Accumulated	Encumbrances	Maturity
Property	Land	Improvements	Total	Depreciation	(1)	Date

PROPERTIES
NORTHERN VIRGINIA
Ashborough (2)	20,136	66,687	86,823	10,967	47,591	May, 2018
Riverside Station (2)	13,680	39,372	53,052	6,820	34,855	September, 2020
Westwind Farms (2)	18,265	67,900	86,165	10,684	—	—

SOUTHEAST VIRGINIA
River Forest (2)	4,645	33,083	37,728	8,018	—	—
The Alexander at Ghent (2)	4,367	44,538	48,905	12,515	—	—
The Belvedere (2)	6,044	35,925	41,969	8,898	—	—

CALIFORNIA
Desmond's Tower (2) (4)	7,390	10,615	18,005	1,171	—	—
The Desmond on Wilshire (3)	17,491	—	17,491	—	—	—
Warner Center (5)	16,139	—	16,139	—	—	—

DALLAS
Cantabria at Turtle Creek (3)	6,983	33,242	40,225	317	32,006	October, 2016
Rienzi at Turtle Creek (2)	3,911	43,982	47,893	2,084	—	—
San Raphael (2)	3,777	17,073	20,850	2,967	—	—
San Raphael Phase II	733	12,263	12,996	840	—	—
The Brixton (2)	2,867	18,441	21,308	2,432	12,025	June, 2019
21 Forty Medical District (2)	5,413	45,384	50,797	4,450	—	—
	260,832	1,341,232	1,602,064	367,481	$272,613

MISCELLANEOUS	945	5,638	6,583	3,079
Land, Building and
Improvements	$261,777	$1,346,870	1,608,647	370,560
Furniture, Fixtures and
Equipment			41,609	26,650
Construction in Progress			73,581	—
GRAND TOTALS			$1,723,837	$397,210

(1)	Encumbrances include mortgage debt collateralized by the real estate assets.

(2)
For acquisitions initiated after June 30, 2001, intangible assets such as in place leases were recognized upon the acquisition of these properties and are not included in the initial costs or historical costs shown.

(3)	Currently under development.

(4)	Commercial building containing 78,800 total square feet.

(5)	Future development project.

Index

SCHEDULE III
ASSOCIATED ESTATES REALTY CORPORATION
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
The aggregate cost for federal income tax purposes was approximately $1.5 billion at December 31, 2014.
The changes in total real estate assets for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	2014	2013	2012

Balance, beginning of period	$1,751,519	$1,511,647	$1,345,439
Disposal of fixed assets	(179,655)	(124,684)	(75,770)
New acquisition properties	45,075	257,683	178,864
Improvements	106,898	106,873	63,114
Balance, end of period	$1,723,837	$1,751,519	$1,511,647
The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	2014	2013	2012

Balance, beginning of period	$386,841	$371,730	$358,605
Disposal of fixed assets	(49,905)	(40,844)	(37,531)
Depreciation for period	60,274	55,955	50,656
Balance, end of period	$397,210	$386,841	$371,730