Form 10-Q
period 2015-03-31
ASSOCIATED ESTATES REALTY CORP
filed 2015-05-01
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of Common Shares outstanding as of April 27, 2015 was 57,889,028.

ASSOCIATED ESTATES REALTY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2015	2014
ASSETS
Real estate assets
Land	$282,431	$261,777
Buildings and improvements	1,422,288	1,346,870
Furniture and fixtures	43,470	41,609
Construction in progress	75,826	73,581
Gross real estate	1,824,015	1,723,837
Less: Accumulated depreciation	(404,491)	(397,210)
Real estate held for sale, net of accumulated depreciation of $7,444	6,209	—
Net real estate owned	1,425,733	1,326,627
Investment in unconsolidated entities	55,084	54,800
Total net real estate	1,480,817	1,381,427
Cash and cash equivalents	6,952	4,692
Restricted cash	4,148	46,361
Accounts receivable, net
Rents	1,030	1,093
Other	3,775	2,977
Other assets, net	29,793	29,147
Total assets	$1,526,515	$1,465,697
LIABILITIES AND EQUITY
Mortgage notes payable	$282,587	$272,613
Unsecured notes	250,000	250,000
Unsecured revolving credit facility	144,000	76,500
Unsecured term loan	150,000	150,000
Total debt	826,587	749,113
Accounts payable and other liabilities	40,747	47,070
Dividends payable	13,053	12,886
Resident security deposits	4,010	3,860
Accrued interest	4,852	5,192
Total liabilities	889,249	818,121

Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 57,929,535 issued and 57,885,841 outstanding at
March 31, 2015 and 57,708,675 issued and 57,649,609
outstanding at December 31, 2014, respectively	5,793	5,771
Paid-in capital	759,526	758,079
Accumulated distributions in excess of accumulated net income	(126,084)	(114,551)
Accumulated other comprehensive loss	(1,229)	(1,093)
Less: Treasury shares, at cost, 43,694 and 56,066 shares
at March 31, 2015 and December 31, 2014, respectively	(1,090)	(980)
Total shareholders' equity attributable to AERC	636,916	647,226
Noncontrolling interest	350	350
Total equity	637,266	647,576
Total liabilities and equity	$1,526,515	$1,465,697

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
REVENUE
Property revenue	$47,317	$49,150
Office revenue	611	478
Property management and construction services revenue	315	87
Total revenue	48,243	49,715
EXPENSES
Property operating and maintenance	18,910	19,368
Depreciation and amortization	15,935	16,295
General and administrative	6,520	5,319
Development costs	199	330
Construction services	203	57
Costs associated with acquisitions	62	86
Total expenses	41,829	41,455
Operating income	6,414	8,260
Interest expense	(6,114)	(6,953)
Gain on change in control	444	—
Gain on disposition of properties	—	40,966
Net income	744	42,273
Allocation to participating securities	—	(157)
Net income applicable to common shares	$744	$42,116

Earnings per common share - basic:
Net income applicable to common shares - basic	$0.01	$0.73

Earnings per common share - diluted:
Net income applicable to common shares - diluted	$0.01	$0.73

Comprehensive income:
Net income	$744	$42,273
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	(136)	(63)
Total comprehensive income	608	42,210

Dividends declared per common share	$0.21	$0.19

Weighted average shares outstanding - basic	57,612	57,362

Weighted average shares outstanding - diluted	58,225	57,833

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flow from operating activities:
Net income	$744	$42,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,935	16,295
Gain on change in control	(444)	—
Gain on disposition of properties	—	(40,966)
Amortization of deferred financing costs and other	252	277
Share-based compensation expense	1,301	1,333
Net change in assets and liabilities:
Accounts receivable	27	575
Accounts payable and accrued expenses	(2,604)	(5,709)
Other operating assets and liabilities	(897)	(1,510)
Total adjustments	13,570	(29,705)
Net cash flow provided by operating activities	14,314	12,568
Cash flow from investing activities:
Recurring fixed asset additions	(2,832)	(1,914)
Revenue enhancing/non-recurring fixed asset additions	(1,611)	(325)
Acquisition fixed asset additions	(82,170)	(654)
Development fixed asset additions	(15,287)	(13,617)
Acquisition of unconsolidated entity	(8,316)	—
Net proceeds from disposition of operating properties	—	58,086
Contributions to joint ventures	(8,901)	(588)
Deposits on potential future acquisitions	(70)	—
Cash proceeds from sale of equity interest in development property	—	24,075
Escrow disbursements related to property acquisitions	43,295	—
Costs paid on behalf of joint venture	—	(2,734)
Other investing activity	(634)	(378)
Net cash flow (used for) provided by investing activities	(76,526)	61,951
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(578)	(511)
Principal repayments of mortgage notes payable	—	(20,038)
Payment of debt procurement costs	(34)	(130)
Proceeds from secured construction loans	10,741	10,351
Unsecured revolving credit facility borrowings	117,000	110,500
Unsecured revolving credit facility repayments	(49,500)	(155,000)
Common share dividends paid	(11,992)	(11,747)
Purchase of treasury shares	(1,165)	(994)
Other financing activities, net	—	83
Net cash flow provided by (used for) financing activities	64,472	(67,486)
Increase in cash and cash equivalents	2,260	7,033
Cash and cash equivalents, beginning of period	4,692	4,586
Cash and cash equivalents, end of period	$6,952	$11,619
Supplemental disclosure of non-cash transactions:
Dividends declared but not paid	$13,053	$11,377
Net change in accounts payable related to fixed asset additions	(3,674)	2,537
Increase in consolidated net assets due to change in control	8,400	—
Deconsolidation of net assets	—	26,238

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, disposition and property management activities. Our primary source of income is rental revenue. Additional income is derived from property management and construction services revenue. As of March 31, 2015, our operating portfolio consisted of 51 apartment communities containing 13,328 units in eight states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California, containing approximately 78,800 total square feet of office and commercial space. Additionally, we provide property management services for two apartment communities that we expect to acquire pursuant to existing contracts.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of normal and recurring adjustments considered necessary for a fair statement have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2014.
Principles of Consolidation
The Company follows the provisions of Accounting Standards Codification No. 810, Consolidation. This standard requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, this standard requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. When an entity is not deemed to be a VIE, the Company considers the provisions to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.

Segment Reporting
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. During the three months ended March 31, 2015, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that, as of March 31, 2015, we have one reportable segment which is multifamily properties.
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
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"). In order to simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, rather than as a deferred asset. This updated guidance requires retrospective application for all prior periods disclosed and will be effective for financial statements issued for fiscal years beginning after December 15, 2015. The amendments in ASU 2015-03 require disclosure over the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 will become effective for the Company on January 1, 2016. The Company is currently evaluating the impact the adoption of ASU 2015-03 will have on the Company's financial position.

3.    ACQUISTION, DEVELOPMENT, AND DISPOSITION ACTIVITY
Acquisition Activity
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. During the year ended December 31, 2013, we closed on three of the seven properties: The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside. During the year ended December 31, 2014, we closed on an additional two properties: Alpha Mill Phase I and Alpha Mill Phase II, which we operate as one property. During the three months ended March 31, 2015, we closed on one property: 1160 Hammond. We expect to acquire the remaining property based on the closing period set forth in the following table. This remaining closing is contingent upon the completed construction of the property. Our obligation to purchase this property is subject to certain closing conditions specified in the agreement. If we choose not to purchase the remaining property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposit, which was, as of March 31, 2015, $10.0 million. This remaining balance of our earnest money deposit represents our maximum exposure to loss until the closing of the remaining portfolio property. We consider our deposit allocated to the entity developing the property under construction to be a variable interest and the development entity to be a VIE for which we are not the primary beneficiary as of this reporting date as we do not have control over the entity. Although we intend to acquire the remaining property, and regard our acquisition as probable, there can be no assurance that we will acquire the property.
The table below provides details for the remaining property we plan to acquire:

(Dollar amounts in thousands)
Property	Location	Units	Estimated Closing Period	Purchase Price
Varela Westshore	Tampa, FL	350	Q2 2015	$79,450
During the year ended December 31, 2012, we entered into an agreement to acquire for a purchase price of $80.2 million a 331-unit property that is being developed in Ft. Lauderdale, Florida. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in February 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit.  This earnest money deposit represents our maximum exposure to loss until the closing of the property. We consider our deposit to be a variable interest and the development entity to be a VIE for which we are not the primary beneficiary as of this reporting date as we do not have control over the entity.
On March 2, 2015, we acquired 1160 Hammond, a 345-unit property located in Atlanta, Georgia, for a total purchase price of $80.4 million. This acquisition was funded by borrowings from our unsecured revolving line of credit and proceeds from property dispositions held for a 1031 exchange.

The following table represents the purchase price allocation for the property acquired during the three months ended March 31, 2015.

Three Months Ended
March 31,
(In thousands)	2015
Land	$6,953
Buildings and improvements	71,664
Furniture and fixtures	1,270
Existing leases (Other assets)	463
Total	$80,350
The following table presents actual and pro forma information related to the property acquired during the three months ended March 31, 2015. The pro forma information is presented as if the property was acquired on January 1, 2014. We recognized acquisition costs during the three months ended March 31, 2015 totaling $57,000 related to this property, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, we recognized acquisition costs totaling $26,000 and $24,000 related to the current year acquisition during 2014 and 2013, respectively. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisition occurred at such time.

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Actual revenue from acquisitions	$239	$—
Actual net loss from acquisitions	(252)	—
Pro forma revenue	48,581	50,306
Pro forma net income applicable to common shares	420	42,201

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$0.01	$0.74

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$0.01	$0.73
Development Activity
During the year ended December 31, 2013, we entered into a partnership agreement with an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, known as 5th and Huntington, and to produce construction drawings for improvements to the property. The land, upon which the partnership planned to develop a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We held a 50.0% equity interest in the partnership, which was accounted for under the equity method. On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for an agreed upon price of $8.4 million, increasing our ownership percentage in the development to 100%. We recognized a gain of $444,000 related to this acquisition, which represented the amount by which the $8.4 million fair value of our interest in the partnership exceeded our carrying value at the date of acquisition. The gain is included in "Gain on change in control" in the Consolidated Statements of Operations and Comprehensive Income. As of March 31, 2015, this development project is fully consolidated in our financial statements.

On May 28, 2013, we acquired a 3.36-acre parcel of land in the SoMa neighborhood of San Francisco, California for $46.6 million. On February 2, 2014, we entered into a 50/50 partnership with AIG to develop and own this site known as 350 8th. The partnership is developing a 410-unit apartment community with 40,000 square feet commercial space and underground parking. See Note 6 for additional information related to this partnership.
The following table identifies our consolidated development activity on which construction has commenced or completed:

(Dollar amounts in thousands)					Total				Actual/
					Estimated			Actual	Estimated
Under		Ownership		Total	Capital	Cost to	Total	Construction	Construction
Construction	Location	%		Units	Cost (1)	Date	Debt	Start	Completion
Cantabria at Turtle Creek	Dallas, TX	100.0%		249	$55,904	$55,874	$36,335	Q2 2013	Q1 2015

7001 Arlington at Bethesda	Bethesda, MD	98.1%	(2)	140	53,400	49,639	23,085	Q4 2012	Q2 2015

The Desmond on Wilshire	Los Angeles, CA	100.0%		175	76,300	51,474	—	Q2 2013	Q4 2015

Total				564	$185,604	$156,987	$59,420

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on current projections as of May 1, 2015.

(2)
Ownership percentage is based on expected total equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

The following table identifies our unconsolidated development activity on which construction has commenced:

(Dollar amounts in thousands)				Total
				Estimated	Cost	AEC		AEC		Actual	Estimated
Under		Ownership	Total	Capital	to	Investment	Total	Share		Construction	Construction
Construction	Location	%	Units	Cost (1)	Date	to Date	Debt	of Debt		Start	Completion
350 8th	San Francisco, CA	50.01%	410	$245,000	$97,528	$45,570	$—	$—	(2)	Q2 2014	Q4 2016

950 East Third	Los Angeles, CA	50.0%	472	164,000	40,272	9,514	—	—		Q3 2014	Q1 2017

Total			882	$409,000	$137,800	$55,084	$—	$—

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on current projections as of May 1, 2015.

(2)	AEC has guaranteed 100% of a $143.6 million construction loan which had no outstanding balance as of March 31, 2015.

The following table identifies our consolidated development activity that is in the planning phase:

(Dollar amounts in thousands)
		Ownership	Estimated	Cost to		Total
Name	Location	%	Total Units (1)	Date		Debt
5th and Huntington	Monrovia, CA	100.0%	154	$16,546	(2)	$—
Warner Center	Woodland Hills, CA	100.0%	379	18,825		—
Total			533	$35,371		$—

(1)	Based on current projections as of May 1, 2015.

(2)	Does not include the $444 gain change in control related to the acquisition of our partner's interest.
Capitalized Interest and Development Payroll. Total capitalized interest during the three months ended March 31, 2015 and 2014 was $1.4 million and $1.0 million, respectively. Capitalized payroll costs, including share-based compensation, are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project, (i.e., certificate of occupancy has been obtained). Total capitalized payroll costs during the three months ended March 31, 2015 and 2014 were $980,000 and $770,000, respectively.
Disposition Activity
During the three months ended March 31, 2014, we completed the sale of one property, located in Maryland, for a total sales price of $60.0 million and recognized a gain of $41.0 million.
We classify properties as held for sale when all significant contingencies surrounding the completion of the disposition have been resolved. We discontinue the depreciation of assets we have specifically identified as held for sale. There was one property classified as held for sale at March 31, 2015 and no properties classified as held for sale at December 31, 2014.
We have, on occasion, engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our Chief Executive Officer ("CEO"). While no commissions were paid to HRES for the three months ended March 31, 2015, a commission totaling $319,000 was paid in conjunction with the sale of one property in southeast Michigan for $16.5 million on April 6, 2015. See Note 14 for further details on this property sale. This transaction was approved by the Company's independent directors in compliance with Company policy. No commissions were paid to HRES for the three months ended March 31, 2014.

4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	March 31, 2015			December 31, 2014
			Weighted		Weighted
	Balance		Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding		Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$223,167		4.8%	$223,934	4.8%
Unsecured - notes	250,000		4.4%	250,000	4.4%
Total Fixed Rate Debt	473,167		4.6%	473,934	4.6%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan (1) (2)	125,000		2.7%	125,000	2.7%
Unsecured - term loan (3)	25,000		1.6%	—	—%
Total Variable Rate Debt Swapped to Fixed	150,000		2.4%	125,000	2.7%

Variable Rate Debt Unhedged:
Secured	59,420		1.5%	48,679	1.5%
Unsecured - revolving credit facility	144,000		1.5%	76,500	1.5%
Unsecured - term loan (3)	—	—	—%	25,000	1.6%
Total Variable Rate Debt Unhedged	203,420		1.5%	150,179	1.5%
Total Debt	$826,587		3.5%	$749,113	3.7%

(1)
The Company entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 until June 2016 at a rate of 1.26% per annum plus the credit spread which was 1.40% per annum as of March 31, 2015, or an all-in rate of 2.66% per annum. Additionally, the Company entered into a forward starting swap in April 2013 fixing the rate beginning June 2016 at a rate of 1.55% per annum plus the credit spread which was 1.40% per annum as of March 31, 2015, or an all-in rate of 2.95% per annum until January 2018.

(2)
The Company entered into a forward starting swap in January 2015 fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread which was 1.40% per annum as of March 31, 2015, or an all-in rate of 3.15% per annum until the loan matures in January 2020.

(3)
The Company entered into a forward starting swap in January 2015 fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread which was 1.40% per annum as of March 31, 2015, or an all-in rate of 2.82% per annum until the loan matures in January 2020.

Mortgage Notes Payable
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term and, based on our current credit ratings, has a per annum interest rate of LIBOR plus 160 basis points. There were no borrowings on this loan as of March 31, 2015. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. Additionally, we have drawn $36.3 million on the Cantabria at Turtle Creek construction loan and $23.1 million on the 7001 Arlington at Bethesda construction loan as of March 31, 2015. Cash paid for interest net of capitalized interest was $6.2 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written off. As there were no property dispositions during the three months ended March 31, 2015, there was no write-off of goodwill. The carrying value of our goodwill as of March 31, 2015 and December 31, 2014 was $1.3 million. Our annual review of goodwill impairment is completed during the first quarter of each year (and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable). The review, completed during the three months ended March 31, 2015, determined that goodwill was not impaired, and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compare the net assets of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result, which could impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases. The intangible assets are amortized over the remaining lease terms, which are approximately 6 to 12 months. Due to the short-term nature of residential leases, we believe existing lease rates approximate market rates. Therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months. See Note 13 for additional information related to this lease.
6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table identifies our investment in unconsolidated entities as of March 31, 2015:

(Dollar amounts in thousands)				Partner		Construction	Cumulative	Maximum
		Ownership	Total	Contribution		Management Fee	Basis Difference	Exposure
Partnership	Location	%	Units	to Date		Recognized to Date	to Date	to Loss
350 8th	San Francisco, CA	50.01%	410	$44,300		$460	$1,250	$45,570

950 East Third	Los Angeles, CA	50.0%	472	30,000	(1)	375	530	9,514

Total			882	$74,300		$835	$1,780	$55,084

(1)	Land valued at $30.0 million was contributed by our partner, Legendary Investors Group No. 1 LLC ("Legendary"), to the partnership.

350 8th
On February 3, 2014, we entered into a partnership agreement with AIG, an unrelated third-party, for the development and operation of 350 8th, an apartment community with 40,000 square feet of commercial space and underground parking located in San Francisco, California. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. Any future equity capital needs will be funded according to the partners' percentage interests in the partnership. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. There were no borrowings on this loan at March 31, 2015. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. See Note 4 for more information related to this loan and Note 13 for more information related to the guarantees.
950 East Third
During the year ended December 31, 2013, we entered into a partnership agreement with Legendary, an unrelated third-party, for the development and operation of 950 East Third, an apartment community located in Los Angeles, California. We expect to fund the remaining portion of our capital contribution during the development and construction process.
Investment in Unconsolidated Entities
As the 350 8th and 950 East Third partnerships are not sufficiently funded to finance the activities of the entities, and not all of the capital will be funded up front, the partnerships are not deemed to have sufficient equity, and have therefore been determined to be VIEs. We have equal voting rights with respect to all major decisions in both partnerships, and all such decisions must be unanimous, including, among other things, development planning, budgeting and operational budgets. It has also been determined that we do not control the decisions that most significantly affect the economics of either entity, and that we do not hold a controlling financial interest in either entity. As such, our investments in the entities are accounted for in our consolidated financial statements using the equity method.
We perform construction management and property management services for both partnerships in accordance with the approved budgets for which we receive fees.
The cumulative basis differences in the partnerships are due to capitalization of interest on our investment and internal payroll and overhead costs directly related to the development of the properties. This excess of our investment over our equity in the underlying net assets of the joint ventures is included in "Investment in unconsolidated entities" in our Consolidated Balance Sheets, and will be amortized as a reduction to earnings on a straight-line basis over the lives of the related assets.
Our maximum exposure to loss, as a result of our involvement in these entities, is the carrying value of our investment. See Note 3 for more information related to these unconsolidated development projects.
7.    NONCONTROLLING INTERESTS
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 98.1% equity interest in the partnership. In March 2012, the partnership acquired a 2.5-acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 apartment units and 6,898 square feet of commercial space. We have determined that this entity is not a VIE and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity, which as of March 31, 2015 and 2014 was $350,000, meets the criteria to be classified as a component of permanent equity.

8.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Three Months Ended March 31, 2015
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Loss	(at Cost)	Interest
Balance, December 31, 2014	$5,771	$758,079	$(114,551)	$(1,093)	$(980)	$350
Net income applicable to common shares	—	—	744	—	—	—
Other comprehensive income:
Change in fair value of hedge
instruments	—	—	—	(136)	—	—
Share-based compensation	—	1,447	—	—	1,055	—
Purchase of common shares	—	—	—	—	(1,165)	—
Issuance of common shares	22	—	—	—	—	—
Common share dividends declared	—	—	(12,277)	—	—	—
Balance, March 31, 2015	$5,793	$759,526	$(126,084)	$(1,229)	$(1,090)	$350
9.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Numerator - basic and diluted:
Net income	$744	$42,273
Allocation to participating securities	—	(157)
Net income applicable to common shares	$744	$42,116

Denominator - basic:	57,612	57,362
Effect of dilutive securities (1)	613	471
Denominator - diluted:	58,225	57,833

Net income applicable to common shares - basic:
Net income applicable to common shares - basic	$0.01	$0.73

Net income applicable to common shares - diluted:
Net income applicable to common shares - diluted	$0.01	$0.73

(1)	The Company has excluded 42 stock options for the three months ended March 31, 2014 as their inclusion would be anti-dilutive.
10.    EQUITY BASED AWARD PLANS
During each of the three months ended March 31, 2015 and 2014, we recognized share-based compensation cost of $1.3 million in "General and administrative" expense in the Consolidated Statements of Operations and Comprehensive Income. Additionally, during the three months ended March 31, 2015 and 2014, we capitalized $300,000 and $100,000, respectively, of share-based compensation related to time incurred on development projects. See Note 3 for additional information related to capitalized payroll.

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
The following table represents restricted share and DRSU activity for the three months ended March 31, 2015:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	DRSUs	Fair Value
Nonvested at beginning of period	702,860	$10.31	45,365	$17.06
Granted	100,618	$24.71	13,249	$24.27
Vested	134,378	$18.32	7,235	$20.17
Forfeited	10,021	$10.73	1,192	$17.46
Nonvested at end of period	659,079	$10.87	50,187	$18.51
The weighted average grant-date fair value of restricted shares granted during the three months ended March 31, 2014 was $16.00. The total fair value of restricted shares vested during the three months ended March 31, 2015 and 2014 was $3.3 million and $2.5 million, respectively. The total fair value of DRSUs vested during the three months ended March 31, 2015 and 2014 was $174,000 and $90,000, respectively, recognized as "Paid-in capital." At March 31, 2015, there was a total of $6.1 million of unrecognized compensation cost related to nonvested restricted share awards and DRSUs that we expect to recognize over a weighted average period of 2.2 years. See Note 14 for additional information related to the Agreement and Plan of Merger entered into by the the Company on April 22, 2015.
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
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded. There were no options awarded, no options exercised and no options forfeited during the three months ended March 31, 2015. There were no options awarded, no options exercised and 5,000 options forfeited during the three months ended March 31, 2014.
The following table represents stock option activity for the three months ended March 31, 2015:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	360,376	$11.29
Exercised	—	$—
Forfeited	—	$—
Outstanding at end of period	360,376	$11.29	1.8

Exercisable at end of period	360,376	$11.29	1.8
The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2015 and 2014 was $4.8 million and $2.6 million, respectively.
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest risk and to manage our exposure to interest rate movements.
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$150.0 million
On January 30, 2015, we entered into a forward starting interest rate swap on $25.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread, which was 1.40% per annum as of March 31, 2015, or an all-in rate of 2.82% per annum until the loan matures in January 2020. Additionally, on January 30, 2015, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread, which was 1.40% per annum as of March 31, 2015, or an all-in rate of 3.15% per annum, through the maturity date of January 2020. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.

On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.40% per annum as of March 31, 2015, or an all-in rate of 2.95% per annum until January 2018. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our $150 million unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.40% per annum at March 31, 2015, or an all-in rate of 2.66% per annum. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of March 31, 2015		As of December 31, 2014
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$575	Other assets, net	$256

Fair Value of Derivative Instruments
Liability Derivatives
	As of March 31, 2015		As of December 31, 2014
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

	Accounts payable and		Accounts payable and
Interest rate swap	other liabilities	$1,804	other liabilities	$1,349
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
	Location of Gain or
(In thousands)	(Loss) Recognized	Three Months Ended
Derivatives in Cash Flow Hedging	in Income	March 31,
Relationships (Interest Rate Swaps)	on Derivative	2015	2014
Amount of gain/(loss) recognized in OCI on derivative		$(476)	$(407)

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$(340)	$(344)

Amount of gain/(loss) recognized in
income on derivative (ineffective portion and
amount excluded from effectiveness testing)	Other expense	$—	$—

The following table presents the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets and Liabilities
				Gross Amounts Not Offset in
			Net Amounts of	the Balance Sheets
	Gross Amounts	Gross Amounts	Assets/Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
(In thousands)	Assets/Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
March 31, 2015
Offsetting Derivative
Assets	$575	$—	$575	$—	$—	$575
Liabilities	$1,804	$—	$1,804	$—	$—	$1,804
December 31, 2014
Offsetting Derivative
Assets	$256	$—	$256	$—	$—	$256
Liabilities	$1,349	$—	$1,349	$—	$—	$1,349
As of March 31, 2015, the fair value of the derivative in a liability position, excluding any adjustment for nonperformance risk, was $1.9 million. As of March 31, 2015, we have not posted any collateral related to this agreement.  If we had breached any of the provisions in the agreement with our derivative counterparty at March 31, 2015, we could have been required to settle our obligations under the agreement at its termination value of $1.9 million, which includes accrued interest of $87,000.  The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.2 million.
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
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 41% to 52% at March 31, 2015. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

Fair Value at March 31, 2015 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$282,587	$—	$—	$295,168
Unsecured debt	$544,000	$—	$561,217	$—

Fair Value at December 31, 2014 Using
Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$272,613	$—	$—	$283,728
Unsecured debt	$476,500	$—	$489,558	$—
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

On February 19, 2013 (the scheduled trial date for our unlawful detainer suit), Tenant filed its Chapter 11 petition with the U.S. Bankruptcy Court (the "Bankruptcy Court") for the Central District of California.
On March 29, 2013, Tenant filed a motion to assume the Lease. We opposed Tenant’s lease assumption motion. On September 12, 2013, the Bankruptcy Court granted Tenant’s motion to assume the Lease. We appealed the Bankruptcy Court’s order granting Tenant’s motion to assume the Lease to the U.S. District Court for the Central District of California (the “District Court”). On December 2, 2013, the District Court ruled in our favor and held the Bankruptcy Court had erred when it concluded the Lease had not been terminated prior to the date Tenant filed its Chapter 11 petition. Tenant appealed the District Court's decision to the U.S. Court of Appeals for the Ninth Circuit. The District Court remanded the case back to the Bankruptcy Court for further proceedings consistent with the District Court’s determination. On October 27, 2014, the Bankruptcy Court, on the matter remanded by the District Court, denied Tenant's lease assumption motion. Tenant has appealed the Bankruptcy Court's decision, and petitioned the Bankruptcy Court for a stay pending the outcome of Tenant's appeals. On December 29, 2014, the Bankruptcy Court granted Tenant's motion for stay pending the appeals, which stayed the effect of the Bankruptcy Court's denial of Tenant's lease assumption motion, including the requirement that Tenant surrender the Property.
If we conclude, based on the outcome of this proceeding, that it is unlikely Tenant will remain at the Property, we will accelerate the amortization of the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $794,000 at March 31, 2015. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
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
Guarantees
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. We have determined that the fair value of these guarantees are immaterial and thus have not recorded any liability as of March 31, 2015.
14.    SUBSEQUENT EVENTS
Dispositions. On April 6, 2015, we completed the sale of a property located in southeast Michigan. The sales price was $16.5 million and we expect to record an estimated gain of approximately $9.7 million during the second quarter of 2015.
Dividends. On May 1, 2015, we paid a dividend of $0.21 per common share to shareholders of record on April 15, 2015, which had been declared on March 6, 2015. Due to the Plan of Merger discussed below, no future dividends are expected to be declared or paid.
Plan of Merger. On April 22, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, BSREP II Aries Pooling LLC, a Delaware limited liability company (“Brookfield”), and BSREP II Aries DE Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Brookfield (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company will continue as the surviving corporation and a wholly owned subsidiary of Brookfield.

Pursuant to the Merger Agreement:

•
each common share of the Company (“Company Common Shares”) issued and outstanding at the effective time of the Merger (the “Effective Time”), other than Company Common Shares held (a) in the treasury of the Company, (b) by Brookfield or any subsidiary of Brookfield or (c) shareholders who have effectively exercised dissenter’s rights, will be canceled and extinguished and converted into the right to receive $28.75 in cash (the “Per Share Merger Consideration”), without interest;

•
each option to purchase Company Common Shares (“Option”) that is outstanding and unexercised at the Effective Time (whether vested or unvested) will become fully vested and be cancelled, extinguished and converted into the right of the holder to receive an amount in cash, without interest, equal to the product of (i) the total number of Company Common Shares issuable upon exercise of such Option and (ii) the excess, if any, of the Per Share Merger Consideration over the exercise price per share of such Option;

•
each share of restricted stock granted under any Company equity plan (“Restricted Share”) that is outstanding immediately before the Effective Time (whether vested or unvested, and including restricted stock granted as dividends) will, as of immediately before the Effective Time, become vested and will be treated as an outstanding Company Common Share that will be canceled and extinguished and converted into the right to receive the Per Share Merger Consideration, without interest; to the extent the performance period relating to any Restricted Share that remains subject to performance-based vesting criteria (“Performance Restricted Share”) has not expired as of the Effective Time, the Performance Restricted Share will vest in that number of Company Common Shares determined as if the applicable performance-based vesting criteria had been achieved at the maximum level; to the extent the performance period relating to any Performance Restricted Share has expired as of the Effective Time, the Performance Restricted Share will vest in that number of Company Common Shares determined at the end of the performance period based on actual performance through the end of the performance period;

•
any accrued but unpaid dividends and any interest earned thereon as of the Effective Time attributed to Performance Restricted Shares granted under any Company equity plan will be paid in cash to such holder promptly following the Effective Time;

•
all equity-based awards deferred under any Company deferred compensation plan, and accounts that represent amounts notionally invested in Company Common Shares in the Directors' Deferred Compensation Plan, will become vested and no longer subject to restrictions, and will be adjusted and converted into the right to have the account credited with an amount denominated in cash equal to the product of (i) the total number of Company Common Shares deemed invested under or otherwise referenced by such account and (ii) the Per Share Merger Consideration, reduced to the extent applicable, but not below zero, by the exercise price applicable to such award(s).

Each of Brookfield and the Company has made customary representations and warranties in the Merger Agreement. Each of Brookfield and the Company has agreed to use reasonable best efforts to cause the Merger to be consummated. The Company has also agreed to various covenants in the Merger Agreement, including, among other things, (i) to conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) to call a special meeting of the shareholders to adopt the Merger Agreement and (iii) not to solicit alternative acquisition proposals.

The Merger Agreement includes a “no-shop” provision that restricts the Company’s ability to solicit alternative acquisition proposals, and to provide information or engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company, under certain circumstances, to provide information and participate in discussions with respect to unsolicited alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both the Company and Brookfield. Upon termination under specified circumstances, the Company would be required to pay Brookfield a termination fee of $60 million. Further, if the Merger Agreement is terminated due to shareholder adoption of the Merger Agreement having not been obtained at the special meeting of the Company’s shareholders called for that purpose, the Company will be required to reimburse Brookfield for transaction expenses in the amount of $20 million. The Company’s reimbursement of Brookfield’s expenses would be credited against any termination fee that may become payable by Company.

Brookfield has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of the equity commitment will be sufficient to fully finance the Merger and the other transactions contemplated thereby. Consummation of the Merger is not subject to a financing condition, but is subject to customary conditions to closing, including the adoption of the Merger Agreement by the Company’s shareholders. The affirmative vote of a majority of the Company’s outstanding shares is required to adopt the Merger Agreement.

The Company is entitled to seek specific performance against Brookfield and Merger Sub in order to enforce their respective obligations under the Merger Agreement. The Company is also a named third party beneficiary of the equity commitment. In addition, Brookfield’s liability for any breaches of the Merger Agreement, up to the aggregate Per Share Merger Consideration amount, is guaranteed by certain affiliates of Brookfield.

The Board of Directors of the Company (the “Board of Directors”) unanimously approved the Merger Agreement on April 21, 2015. On April 21, 2015, Citigroup Global Markets Inc. rendered a written opinion to the Board of Directors that, as of the date of such opinion, the consideration to be offered to the shareholders of the Company in the Merger is fair, from a financial point of view, to such shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this report on Form 10-Q, as well as Part I, Item 1A, "Risk Factors," of the Company's Annual Report of Form 10-K for the year ended December 31, 2014. This discussion may contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to vary from those projected, including but not limited to, expectations regarding our 2015 performance that are based on certain assumptions. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. These forward-looking statements are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "projects," "believes," "plans," "anticipates" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that these forward-looking statements involve risks and uncertainty that could cause actual results to differ from estimates or projections contained in these forward-looking statements, including without limitation the following:

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

•	information security breaches and other disruptions that could compromise our information or expose us to business interruption;

•	the results of litigation involving us;

•	changes in tax legislation;

•	risks of personal injury and property damage claims that are not covered by our insurance;

•	catastrophic property damage losses that are not covered by our insurance;

•	risks associated with property acquisitions, such as failure to achieve expected results or matters not discovered in due diligence;

•	risks related to the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located;

•	failure of the Company's shareholders to approve the Merger;

•	risks, liabilities and costs associated with the failure to consummate the Merger in accordance with the Merger Agreement; and

•	those risk factors and special considerations set forth in the documents the Company files from time to time with the SEC.
OVERVIEW
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a construction manager that acts as our in-house construction management division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the three months ended March 31, 2015 and March 31, 2014.
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
Rental revenue collections are impacted by rental rates and occupancy levels. We use LROTM, a rental revenue software program that provides comprehensive submarket-based statistical data to assist in maximizing rental revenue while remaining market competitive. We combine this data with our proprietary market knowledge and experience to maximize rental revenues and maintain high occupancy levels. With LROTM, we generate long-term rent growth by adjusting rents to address market forces in real-time. We adjust our rental rates in our continuing effort to adapt to changing market conditions, and we continuously monitor occupancy and property revenue per occupied unit to track our success in maximizing property revenue. These indicators are more fully described in the Results of Operations comparison. Additionally, we consider property net operating income ("NOI"), Funds from Operations ("FFO") and Operating FFO to be important indicators of our overall performance. Property NOI (property revenue less property operating and maintenance expenses) is a measure of the profitability of our properties, and has the largest impact on our financial condition and operating results. FFO is used by REITs as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation and amortization on intangible assets that are generally considered not to be reflective of the actual value of real estate assets over time. Additionally, gains and losses from the sale of most real estate assets and certain other items are also excluded from FFO. Operating FFO is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio. A reconciliation of property NOI to consolidated net income attributable to AERC and a reconciliation of net income attributable to AERC to FFO and Operating FFO is included in the Results of Operations comparison.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net cash flow provided by operating activities	$14,314	$12,568
Fixed assets:
Recurring, revenue enhancing and non-recurring fixed asset additions	(4,443)	(2,239)
Acquisition and development fixed asset additions	(97,457)	(14,271)
Acquisition of unconsolidated entity	(8,316)	—
Net proceeds from disposition of operating properties	—	58,086
Contributions to joint ventures	(8,901)	(588)
Cash proceeds from sale of equity interest in development property	—	24,075
Escrow disbursements related to property acquisitions	43,295	—
Debt:
Increase (decrease) in mortgage notes payable and construction loans, net	10,163	(10,198)
Increase (decrease) in unsecured revolving credit facility borrowings, net	67,500	(44,500)
Common share dividends paid	(11,992)	(11,747)
Purchase of treasury shares	(1,165)	(994)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our unsecured revolving credit facility, project-specific loans and the sale of debt or equity securities. We have one scheduled debt maturity for 2015, a mortgage loan totaling approximately $19.5 million. We intend to repay this loan from one or more of the following sources: borrowings on our unsecured revolving credit facility, unsecured debt financings or proceeds from property sales. The maximum amount of borrowings available to us under the unsecured revolving credit facility is $350 million and, as of April 27, 2015, there were outstanding borrowings of $140.0 million on this facility. We were in compliance with the covenants of our debt instruments at March 31, 2015.
On January 30, 2015, we entered into a forward starting interest rate swap on $25.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread, which was 1.40% per annum as of March 31, 2015, or an all-in rate of 2.82% per annum until the loan matures in January 2020. Additionally, on January 30, 2015, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread, which was 1.40% per annum as of March 31, 2015, or an all-in rate of 3.15% per annum, through the maturity date of January 2020. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
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

Cash flow provided by operations increased 13.9% during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, as a result of changes in accounts payable due to the timing of payments.
During the remainder of 2015, we anticipate incurring approximately $15.6 million in additional capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances and refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures, including $2.3 million for in-unit upgrades throughout the portfolio. We expect to use cash provided by operating activities to pay for these expenditures.
The following table identifies our capital expenditures for the three months ended March 31:

(In thousands)	2015	2014	Variance
Recurring fixed asset additions	$2,832	$1,914	$918
Revenue enhancing/non-recurring
fixed asset additions	1,611	325	1,286
Acquisition fixed asset additions (1)	82,170	654	81,516
Acquisition of unconsolidated entity (2)	8,316	—	8,316
Development fixed asset additions:
Internal costs	1,100	770	330
Capitalized interest	1,400	1,000	400
Land and other development costs	12,787	11,847	940
Total development fixed asset additions	$15,287	$13,617	$1,670
Total fixed asset additions	$110,216	$16,510	$93,706

(1)	The increase in acquisition fixed asset additions in 2015 compared to 2014 is primarily due to one acquisition,1160 Hammond, in the three months ended March 31, 2015.

(2)
The increase in acquisition of unconsolidated entity in 2015 compared to 2014 is due to the purchase of our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 3 in part I, Item 1 of this report on Form 10-Q, "Development Activity" for additional information.

Development
On February 3, 2014, we entered into a partnership agreement with AIG for the development and operation of 350 8th, a 410-unit apartment community with 40,000 square feet commercial space and underground parking located in the SoMa neighborhood of San Francisco, California. We are a 50.01% partner with AIG, which has contributed $44.3 million to the partnership. The land upon which the partnership is being developed was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all future borrowings from this loan and the completion of construction in connection with the partnership's development. Our strategy with respect to this entity is to reduce the overall financial risk related to the development of the property. However, we do not believe that this investment has a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than the other consolidated development activities. See Note 6 in part I, Item 1 of this report on Form 10-Q for additional information.
During the year ended December 31, 2013, we entered into a partnership agreement with an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, known as 5th and Huntington, and to produce construction drawings for improvements to the property. The land, upon which the partnership planned to develop a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We held a 50.0% equity interest in the partnership, which was accounted for under the equity method. On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Acquired Properties are added to our Same Community portfolio after they have been owned for all of the comparison periods. Development Properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the three-month comparison periods ended March 31, 2015 and 2014, the Same Community portfolio consisted of 47 owned properties containing 12,166 units. In 2015, the five properties we acquired in 2013 (Doral West, Rienzi at Turtle Creek, The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside), containing 1,184 units in total, moved into the Same Community portfolio from the Acquired/Development Properties portfolio. Properties that are sold or considered held for sale are removed from the Same Community portfolio at that time. In 2015, one property with 202 units was considered held for sale. Acquired and Development Properties for the three-month comparison periods ended March 31, 2015 and 2014 include one property acquired in 2015, one property acquired in 2014, a 99-unit expansion in Dallas, Texas that was completed during the fourth quarter of 2013 and stabilized during the first quarter of 2014 and a 249-unit development in Dallas, Texas that was completed during the first quarter of 2015.
Net income decreased $41.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as the result of a decrease in gain on disposition of properties of $41.0 million slightly offset by an increase in gain on change in control of $444,000.
The following chart reflects the amount and percentage change in line items relevant to the changes in overall operating performance:

	Increase (Decrease) When
	Comparing the Three Months
	Ended March 31,
(Dollar amounts in thousands)	2015	2014
Property revenue	$(1,833)	(3.7)%
Property operating and maintenance expenses	(458)	(2.4)%
Depreciation and amortization	(360)	(2.2)%
General and administrative expenses	1,201	22.6%
Interest expense	(839)	(12.1)%
Gain on change in control	444	100.0%
Gain on disposition of properties	(40,966)	(100.0)%
We use property NOI as a measure of the results of our properties' activities. We believe the changes in property NOI can help explain how the properties' activities influenced our results of operations. Property NOI is determined by deducting property operating and maintenance expenses from property revenue. We consider property NOI to be an appropriate supplemental measure of our performance because it reflects the operating performance of our property portfolio and is used to assess regional property level performance. Property NOI should not be considered (i) as an alternative to net income determined in accordance with GAAP, (ii) as an indicator of financial performance, (iii) as cash flow from operating activities (determined in accordance with GAAP), or (iv) as a measure of liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our needs. Other real estate companies may define property NOI in a different manner.

A reconciliation of property NOI to net income is as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Property NOI	$28,407	$29,782
Office revenue	611	478
Property management and construction services revenue, net	112	30
Depreciation and amortization	(15,935)	(16,295)
General and administrative expenses	(6,520)	(5,319)
Development costs	(199)	(330)
Costs associated with acquisitions	(62)	(86)
Interest expense	(6,114)	(6,953)
Gain on change in control	444	—
Gain on disposition of properties	—	40,966
Net income applicable to common shares	$744	$42,273
Property NOI decreased for the three months ended March 31, 2015 due to fewer operating properties owned as of March 31, 2015 compared to March 31, 2014, partially offset by increased Same Community property operating revenue and decreased Same Community property operating expenses.
The following table presents property NOI results by region:

	Property NOI
	Three Months Ended
	March 31,		Increase/
(In thousands)	2015	2014	(Decrease)
Same Community Properties:
Midwest	$10,482	$10,213	$269
Mid-Atlantic	10,380	10,284	96
Southeast	4,395	3,993	402
Southwest	1,999	2,035	(36)
Total Same Community	27,256	26,525	731
Acquired Properties	717	—	717
Development Properties (1)	148	187	(39)
Dispositions	286	3,070	(2,784)
Total Property NOI	$28,407	$29,782	$(1,375)

(1)
The three months ended March 31, 2015 and March 31, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014, and a 249-unit development in Dallas, Texas that was completed during the first quarter of 2015.

Property Revenue. Property revenue is impacted by a combination of rental rates, fees and occupancy levels, i.e., property revenue per occupied unit. Average occupancy for each period and property revenue per occupied unit are presented in the following tables:

	Average Occupancy (1)
	Three Months Ended
	March 31,
	2015	2014
Same Community Properties:
Midwest	94.9%	96.3%
Mid-Atlantic	95.8%	95.6%
Southeast	95.1%	96.4%
Southwest	94.4%	96.4%
Total Same Community	95.2%	96.1%
Acquired Properties	61.7%	N/A
Development Properties (2)	95.7%	83.5%
Total	93.4%	96.0%

(1)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.

(2)
The three months ended March 31, 2015 and March 31, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014. We have excluded our 249-unit Cantabria development, which had not yet reached stabilization as of March 31, 2015.

	Monthly Property Revenue
	Per Occupied Unit
	Three Months Ended
	March 31,
	2015	2014
Same Community Properties:
Midwest	$1,074	$1,036
Mid-Atlantic	$1,448	$1,436
Southeast	$1,558	$1,463
Southwest	$1,453	$1,409
Total Same Community	$1,287	$1,249
Acquired Properties	$1,402	N/A
Development Properties (1)	$1,274	$1,173
Total	$1,296	$1,248

(1)
The three months ended March 31, 2015 and March 31, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014. We have excluded our 249-unit Cantabria development, which had not yet reached stabilization as of March 31, 2015.

The following table presents property revenue results:

	Property Revenue
	Three Months Ended
	March 31,		Increase/
(In thousands)	2015	2014	(Decrease)
Same Community Properties:
Midwest	$17,532	$17,154	$378
Mid-Atlantic	15,770	15,605	165
Southeast	7,330	6,970	360
Southwest	4,087	4,051	36
Total Same Community	44,719	43,780	939
Acquired Properties	1,213	—	1,213
Development Properties (1)	870	291	579
Dispositions	515	5,079	(4,564)
Total Property Revenue	$47,317	$49,150	$(1,833)

(1)
The three months ended March 31, 2015 and March 31, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014 and a 249-unit development in Dallas, Texas that was completed during the first quarter of 2015.

The increase in Same Community property revenue was due to increased rental revenue as a result of an increase in overall monthly property revenue per occupied unit (net rent less vacancies) in 2015 compared to 2014. All regions produced improved property revenue as noted above.
Property Operating and Maintenance Expenses. The property operating and maintenance expenses decrease was primarily due to a $350,000 decrease in real estate taxes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, including a decrease of $146,000 related to Acquired, Development and sold properties.
Depreciation and Amortization. The depreciation and amortization expense decrease was primarily due to decreased intangible asset amortization. This decrease relates to the timing of acquisitions, where we had one Acquired Property and one commercial lease with an amortizing intangible asset during the three months ended March 31, 2015 compared to five Acquired Properties and one commercial lease with amortizing intangible assets during the three months ended March 31, 2014.
General and Administrative Expenses. General and administrative expenses increased during the three- month comparison period primarily due to shareholder activism costs of $1.1 million.
Interest Expense. Interest expense decreased primarily due to the payoff of three mortgages during the year ended December 31, 2014 as well as increased capitalized interest expense during three months ended March 31, 2015.
Gain on Change in Control. The corresponding increase of $444,000 in gain on change in control in the three months ended March 31, 2015 reflects the gain from the acquisition of our joint venture partner's interest in 5th and Huntington.
Gain on Disposition of Properties. The corresponding decrease of $41.0 million in gain on disposition of properties in the three months ended March 31, 2015 reflects the gain from the sale of one operating property during the three months ended March 31, 2014. There were no property sales during the three months ended March 31, 2015.

We also use FFO, a non-GAAP financial measure, as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts. This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets, amortization of intangible assets and lease up costs for Development Properties, and excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of previously depreciated real estate. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Operating FFO is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio. Other real estate companies may define FFO in a different manner.
A reconciliation of net income to FFO and Operating FFO is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Net income	$744	$42,273
Depreciation - real estate assets	15,144	14,795
Amortization of intangible assets	166	974
Gain on disposition of properties	—	(40,966)
Funds from operations	$16,054	$17,076

Shareholder activism costs	1,113	—
Gain on change in control	(444)	—
Operating funds from operations	$16,723	$17,076

Funds from operations per common share - basic	$0.28	$0.30
Funds from operations per common share - diluted	$0.28	$0.30

Operating funds from operations per common share - basic	$0.29	$0.30
Operating funds from operations per common share - diluted	$0.29	$0.30

Weighted average shares outstanding - basic	57,612	57,362

Weighted average shares outstanding - diluted	58,225	57,833
CONTINGENCIES
For a discussion of contingencies, see Note 13 in Part I, Item 1 of this report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed rate debt. Based on our variable rate debt outstanding at March 31, 2015 and 2014, an interest rate change of 100 basis points would impact interest expense by approximately $2.0 million and $1.3 million on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 11 in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of interest rate sensitive assets and liabilities.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring the disclosure of required information is made timely in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the SEC using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control - Integrated Framework (2013)." This evaluation was made under the supervision and with the participation of management, including our CEO and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q. The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of period covered by this report on Form 10-Q, were effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 13 in Part I, Item 1 of this report on Form 10-Q.
ITEM 1A. RISK FACTORS
See Part I, Item 2 of this report on Form 10-Q for changes to the "Risk Factors" disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2015
					Approximate Dollar
					Value of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
			Average	As Part of Publicly	the Plans or
	Total Number of		Price Paid	Announced Plans	Programs
Period	Shares Purchased		Per Share	or Programs	(in thousands) (1)
January 1 through
January 31	3,108		$24.35	—	$26,288
February 1 through
February 28	44,229		24.63	—	26,288
March 1 through
March 31	—		—	—	26,288
Total	47,337	(2)	$24.61	—

(1)
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any common shares using this authority during the three months ended March 31, 2015, and we have no present intention to use this authority to repurchase shares.

(2)
We have a policy that allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount. All shares repurchased during the three months ended March 31, 2015 were purchased in connection with that policy.

ITEM 6. EXHIBITS

Filed herewith
or incorporated
Number	Title	herein by reference

2.1	Agreement and Plan of Merger.	Exhibit 2.1 to Form 8-K Filed April 27, 2015.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

101
XBRL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (iv) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

May 1, 2015	/s/ Lou Fatica
(Date)	Lou Fatica, Senior Vice President,
Treasurer and Chief Financial Officer