Form 10-Q
period 2015-06-30
ASSOCIATED ESTATES REALTY CORP
filed 2015-07-31
CIK 911635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of Common Shares outstanding as of July 27, 2015 was 58,020,888.

ASSOCIATED ESTATES REALTY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2015	2014
ASSETS
Real estate assets
Land	$279,570	$261,777
Buildings and improvements	1,435,902	1,346,870
Furniture and fixtures	42,367	41,609
Construction in progress	47,886	73,581
Gross real estate	1,805,725	1,723,837
Less: Accumulated depreciation	(398,659)	(397,210)
Net real estate owned	1,407,066	1,326,627
Investment in unconsolidated entities	59,396	54,800
Total net real estate	1,466,462	1,381,427
Cash and cash equivalents	7,411	4,692
Restricted cash	36,186	46,361
Accounts receivable, net
Rents	1,142	1,093
Other	3,855	2,977
Other assets, net	30,805	29,147
Total assets	$1,545,861	$1,465,697
LIABILITIES AND EQUITY
Mortgage notes payable	$288,355	$272,613
Unsecured notes	250,000	250,000
Unsecured revolving credit facility	136,000	76,500
Unsecured term loan	150,000	150,000
Total debt	824,355	749,113
Accounts payable and other liabilities	41,745	47,070
Dividends payable	1,027	12,886
Resident security deposits	3,921	3,860
Accrued interest	5,254	5,192
Total liabilities	876,302	818,121

Equity
Common shares, without par value, $.10 stated value; 91,000,000 authorized; 58,021,078 issued and 58,020,888 outstanding at
June 30, 2015 and 57,708,675 issued and 57,649,609 outstanding
at December 31, 2014, respectively	5,802	5,771
Paid-in capital	760,274	758,079
Accumulated distributions in excess of accumulated net income	(96,644)	(114,551)
Accumulated other comprehensive loss	(218)	(1,093)
Less: Treasury shares, at cost, 190 and 56,066 shares
at June 30, 2015 and December 31, 2014, respectively	(5)	(980)
Total shareholders' equity attributable to AERC	669,209	647,226
Noncontrolling interest	350	350
Total equity	669,559	647,576
Total liabilities and equity	$1,545,861	$1,465,697

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
REVENUE
Property revenue	$48,314	$47,268	$95,631	$96,417
Commercial revenue	580	455	1,192	933
Property management and construction services revenue	307	179	621	267
Total revenue	49,201	47,902	97,444	97,617
EXPENSES
Property operating and maintenance	19,162	18,132	38,073	37,500
Depreciation and amortization	16,741	15,885	32,676	32,180
General and administrative	6,972	4,596	13,491	9,915
Development costs	133	198	332	528
Construction services	248	33	451	90
Costs associated with acquisitions	11	27	73	113
Total expenses	43,267	38,871	85,096	80,326
Operating income	5,934	9,031	12,348	17,291
Interest expense	(6,417)	(6,587)	(12,530)	(13,540)
Gain on change in control	—	—	444	—
Gain on disposition of properties	30,022	59,904	30,022	100,870
Net income	29,539	62,348	30,284	104,621
Allocation to participating securities	(73)	(212)	(75)	(355)
Net income applicable to common shares	$29,466	$62,136	$30,209	$104,266

Earnings per common share - basic:
Net income applicable to common shares - basic	$0.51	$1.08	$0.52	$1.82

Earnings per common share - diluted:
Net income applicable to common shares - diluted	$0.51	$1.07	$0.52	$1.80

Comprehensive income:
Net income	$29,539	$62,348	$30,284	$104,621
Other comprehensive income:
Change in fair value and reclassification of hedge instruments	1,011	(683)	875	(746)
Total comprehensive income	30,550	61,665	31,159	103,875

Dividends declared per common share	$—	$0.19	$0.21	$0.38

Weighted average shares outstanding - basic	57,744	57,475	57,678	57,419

Weighted average shares outstanding - diluted	58,346	57,919	58,285	57,876

The accompanying notes are an integral part of these consolidated financial statements.

ASSOCIATED ESTATES REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flow from operating activities:
Net income	$30,284	$104,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,676	32,180
Gain on change in control	(444)	—
Gain on disposition of properties	(30,022)	(100,870)
Amortization of deferred financing costs and other	597	549
Share-based compensation expense	2,032	2,170
Net change in assets and liabilities:
Accounts receivable	30	16
Accounts payable and accrued expenses	(61)	(4,180)
Other operating assets and liabilities	786	667
Total adjustments	5,594	(69,468)
Net cash flow provided by operating activities	35,878	35,153
Cash flow from investing activities:
Recurring fixed asset additions	(5,263)	(4,203)
Revenue enhancing/non-recurring fixed asset additions	(3,335)	(696)
Acquisition fixed asset additions	(82,330)	(46,385)
Development fixed asset additions	(28,972)	(27,609)
Acquisition of unconsolidated entity	(8,316)	—
Net proceeds from disposition of operating properties	47,994	168,756
Contributions to joint ventures	(13,384)	(5,636)
Deposits on potential future acquisitions	(1,903)	3,193
Cash proceeds from sale of equity interest in development property	—	24,075
Escrow deposits related to property sales	(32,100)	(72,292)
Escrow disbursements related to property acquisitions	43,295	52,414
Costs paid on behalf of joint venture	—	(5,639)
Reimbursements of costs paid on behalf of joint venture	—	4,420
Other investing activity	(397)	(589)
Net cash flow (used for) provided by investing activities	(84,711)	89,809
Cash flow from financing activities:
Principal amortization payments on mortgage notes payable	(1,137)	(1,041)
Principal repayments of mortgage notes payable	—	(20,038)
Payment of debt procurement costs	(42)	(130)
Proceeds from secured construction loans	17,257	20,782
Unsecured revolving credit facility borrowings	157,000	117,000
Unsecured revolving credit facility repayments	(97,500)	(214,500)
Common share dividends paid	(24,037)	(22,579)
Exercise of stock options	1,198	714
Purchase of treasury shares	(1,187)	(999)
Other financing activities, net	—	127
Net cash flow provided by (used for) financing activities	51,552	(120,664)
Increase in cash and cash equivalents	2,719	4,298
Cash and cash equivalents, beginning of period	4,692	4,586
Cash and cash equivalents, end of period	$7,411	$8,884
Supplemental disclosure of non-cash transactions:
Dividends declared but not paid	$1,027	$11,495
Net change in accounts payable related to fixed asset additions	(5,768)	5,028
Increase in consolidated net assets due to change in control	8,400	—
Deconsolidation of net assets	—	26,238

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
We are a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") specializing in multifamily ownership, operation, acquisition, development, disposition and property management activities. Our primary source of income is rental payments from the leasing of apartment units. Additional income is derived from commercial rents, property management fees and construction services fees. As of June 30, 2015, our operating portfolio consisted of 50 apartment communities containing 12,786 units in nine states that are owned, either directly or indirectly, through subsidiaries. In conjunction with our acquisition of land for development of an apartment community, we acquired a commercial building in Los Angeles, California, containing approximately 78,800 total square feet of office and commercial space. Additionally, we provide property management services for two apartment communities that we expect to acquire pursuant to existing contracts.
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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) ("ASU 2015-02"), an amendment to the consolidation accounting guidance. This guidance changes the required analysis to determine whether certain types of legal entities should be consolidated. The amendment modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and may affect the consolidation analysis of entities involved in VIEs, particularly those having fee arrangements and related party relationships. ASC 2015-02 will become effective for the Company for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company is currently in the process of evaluating the impact the adoption fo ASU 2015-02 will have on the Company's financial position.
Segment Reporting
Substantially all of our properties are multifamily communities and, while the economic climate of the markets in which they are located may vary from time to time, the communities offer similar products and services and have similar economic characteristics. Management evaluates the performance of our properties and makes acquisition/disposition decisions on an individual basis. During the six months ended June 30, 2015, substantially all of our consolidated revenue was provided by our multifamily properties. We have determined that, as of June 30, 2015, we have one reportable segment which is multifamily properties.
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
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"). In order to simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, rather than as a deferred asset. This updated guidance requires retrospective application for all prior periods disclosed and will be effective for financial statements issued for fiscal years beginning after December 15, 2015. The amendments in ASU 2015-03 require disclosure over the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. ASU 2015-03 will become effective for the Company on January 1, 2016. The Company does not expect a material impact on our financial position from the adoption of ASU 2015-03.

3.    ACQUISTION, DEVELOPMENT, AND DISPOSITION ACTIVITY
Acquisition Activity
On September 20, 2013, we entered into an agreement to acquire a portfolio of seven properties for a total purchase price of $323.9 million, including the assumption of $28.0 million of existing mortgage financing. During the year ended December 31, 2013, we closed on three of the seven properties: The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside. During the year ended December 31, 2014, we closed on an additional two properties: Alpha Mill Phase I and Alpha Mill Phase II, which we operate as one property. During the six months ended June 30, 2015, we closed on one property: 1160 Hammond. We expect to acquire the remaining property based on the closing period set forth in the following table. This remaining closing is contingent upon the completed construction of the property. Our obligation to purchase this property is subject to certain closing conditions specified in the agreement. If we choose not to purchase the remaining property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit the then-remaining balance of our earnest money deposit, which was, as of June 30, 2015, $10.0 million. This remaining balance of our earnest money deposit represents our maximum exposure to loss until the closing of the remaining portfolio property. We consider our deposit allocated to the entity developing the property under construction to be a variable interest and the development entity to be a VIE for which we are not the primary beneficiary as of this reporting date as we do not have control over the entity. Although we intend to acquire the remaining property, and regard our acquisition as probable, there can be no assurance that we will acquire the property.
The table below provides details for the remaining property we plan to acquire:

(Dollar amounts in thousands)
Property	Location	Units	Estimated Closing Period	Purchase Price
Varela Westshore	Tampa, FL	350	Q3 2015	$79,450
During the year ended December 31, 2012, we entered into an agreement to acquire for a purchase price of $80.2 million a 331-unit property in Ft. Lauderdale, Florida. Our purchase obligation is conditioned upon the successful completion of the property in accordance with agreed upon plans and specifications and up to an 18-month period to allow for lease up of the property. Closing will not occur unless the conditions are satisfied, which is currently expected to occur in March 2016. The developer may elect to terminate our agreement to purchase by agreeing to the release of our $4.0 million earnest money deposit from escrow and paying us an $8.0 million termination fee.  If we choose not to purchase the property, despite the closing conditions having been satisfied within the time period contemplated by the purchase agreement, we would forfeit our $4.0 million earnest money deposit.  This earnest money deposit represents our maximum exposure to loss until the closing of the property. We consider our deposit to be a variable interest and the development entity to be a VIE for which we are not the primary beneficiary as of this reporting date as we do not have control over the entity.
On March 2, 2015, we acquired 1160 Hammond, a 345-unit property located in Atlanta, Georgia, for a total purchase price of $80.4 million. This acquisition was funded by borrowings from our unsecured revolving line of credit and proceeds from property dispositions held for a 1031 exchange.
During the six months ended June 30, 2014, we acquired Alpha Mill Phase I and Phase II, a combined 267 units, located in Charlotte, North Carolina, for a total purchase price of $45.1 million. We paid cash for this acquisition, which was funded from proceeds from the sale of Vista Germantown.

The following table represents the purchase price allocation for the properties acquired during the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Land	$6,953	$8,140
Buildings and improvements	71,664	36,044
Furniture and fixtures	1,270	468
Existing leases (Other assets)	463	423
Total	$80,350	$45,075
The following table presents actual and pro forma information related to the properties acquired during the three and six months ended June 30, 2015 and 2014, respectively. The pro forma information is presented as if the properties were acquired on January 1, 2014. We recognized acquisition costs during the six months ended June 30, 2015 totaling $54,000 related to the current year acquisition, which are included in "Costs associated with acquisitions" in the Consolidated Statements of Operations and Comprehensive Income. Additionally, we recognized acquisition costs totaling $26,000 and $24,000 related to the current year acquisition during 2014 and 2013, respectively. The pro forma presentation is presented for informational purposes only, and is not necessarily indicative of what our actual results of operations would have been had the acquisition occurred at such time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Actual revenue from acquisitions	$938	$161	$1,177	$161
Actual net loss from acquisitions	(534)	(45)	(786)	(45)
Pro forma revenue	49,201	48,372	97,782	98,678
Pro forma net income applicable to common shares	29,577	62,288	29,989	104,493

Pro forma earnings per common share - basic:
Pro forma net income applicable to common shares	$0.51	$1.08	$0.52	$1.82

Pro forma earnings per common share - diluted:
Pro forma net income applicable to common shares	$0.51	$1.08	$0.51	$1.81
Development Activity
During the year ended December 31, 2013, we entered into a partnership agreement with an unrelated third-party for the limited purpose of acquiring a property in Monrovia, California, known as 5th and Huntington, and to produce construction drawings for improvements to the property. The land, upon which the partnership planned to develop a 154-unit multifamily apartment community, was purchased by the partnership on August 9, 2013 for $13.1 million. We held a 50.0% equity interest in the partnership, which was accounted for under the equity method. On February 3, 2015, we purchased our partner's 50.0% interest in 5th and Huntington for an agreed upon price of $8.4 million, increasing our ownership percentage in the development to 100%. We recognized a gain of $444,000 related to this acquisition, which represented the amount by which the $8.4 million fair value of our interest in the partnership exceeded our carrying value at the date of acquisition. The gain is included in "Gain on change in control" in the Consolidated Statements of Operations and Comprehensive Income. As of June 30, 2015, this development project is fully consolidated in our financial statements.

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
The following table identifies our consolidated development activity on which construction has commenced or completed:

(Dollar amounts in thousands)					Total				Actual/
					Estimated			Actual	Estimated
Under		Ownership		Total	Capital	Cost to	Total	Construction	Construction
Construction	Location	%		Units	Cost (1)	Date	Debt	Start	Completion
Cantabria at Turtle Creek	Dallas, TX	100.0%		249	$55,912	$55,912	$39,120	Q2 2013	Q1 2015

7001 Arlington at Bethesda	Bethesda, MD	98.1%	(2)	140	53,400	52,306	26,816	Q4 2012	Q2 2015

The Desmond on Wilshire	Los Angeles, CA	100.0%		175	77,800	57,540	—	Q2 2013	Q4 2015

Total				564	$187,112	$165,758	$65,936

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on current projections as of July 31, 2015.

(2)
Ownership percentage is based on expected total equity of the joint venture and is subject to change based on changes in total equity. Costs are shown at 100%. Joint venture partner contribution is $350.

The following table identifies our unconsolidated development activity on which construction has commenced:

(Dollar amounts in thousands)				Total
				Estimated	Cost	AEC		AEC		Actual	Estimated
Under		Ownership	Total	Capital	to	Investment	Total	Share		Construction	Construction
Construction	Location	%	Units	Cost (1)	Date	to Date	Debt	of Debt		Start	Completion
350 8th	San Francisco,CA	50.01%	410	$245,000	$117,003	$47,735	$6,481	$3,241	(2)	Q2 2014	Q4 2016

950 East Third	Los Angeles, CA	50.0%	472	176,300	42,003	11,661	—	—		Q3 2014	Q4 2017

Total			882	$421,300	$159,006	$59,396	$6,481	$3,241

(1)
Total capital costs are calculated as if owned 100% by AEC and represent estimated costs for projects under development inclusive of all capitalized costs in accordance with GAAP. Based on current projections as of July 31, 2015.

(2)	AEC has guaranteed 100% of a $143.6 million construction loan.

The following table identifies our consolidated development activity that is in the planning phase:

(Dollar amounts in thousands)
		Ownership	Estimated	Cost to		Total
Name	Location	%	Total Units (1)	Date		Debt
5th and Huntington	Monrovia, CA	100.0%	154	$16,970	(2)	$—
Warner Center	Woodland Hills, CA	100.0%	379	21,351		—
Total			533	$38,321		$—

(1)	Based on current projections as of July 31, 2015.

(2)	Does not include the $444 gain on change in control related to the acquisition of our partner's interest.
Capitalized Interest and Development Payroll. Total capitalized interest during the three and six months ended June 30, 2015 was $1.4 million and $2.7 million, respectively. Total capitalized interest during the three and six months ended June 30, 2014 was $1.2 million and $2.2 million, respectively. Capitalized payroll costs, including share-based compensation, are allocated to projects based upon time incurred by the applicable personnel. Capitalized costs related to development and construction are transferred to buildings and improvements and/or furniture and fixtures, as applicable, upon substantial completion of the project (i.e., certificate of occupancy has been obtained). Total capitalized payroll costs during the three and six months ended June 30, 2015 were $1.1 million and $2.0 million, respectively. Total capitalized payroll costs during the three and six months ended June 30, 2014 were $860,000 and $1.6 million, respectively.
Disposition Activity
During the six months ended June 30, 2015, we completed the sale of two properties located in southeast Michigan for an aggregated sales price of $49.5 million, and recognized aggregate gains of $30.0 million.
During the six months ended June 30, 2014, we completed the sale of four properties, three of which were located in Maryland and one in Tennessee, for an aggregate total sales price of $172.2 million, and recognized aggregate gains of $100.9 million.
We classify properties as held for sale when all significant contingencies surrounding the completion of the disposition have been resolved. We discontinue the depreciation of assets we have specifically identified as held for sale. There were no properties classified as held for sale at June 30, 2015 or December 31, 2014.
We have, on occasion, engaged Hancock Real Estate Strategies ("HRES"), a full service investment real estate brokerage and advisory firm, to provide certain real estate brokerage services. HRES is owned by Matthew E. Friedman, a son of our Chief Executive Officer ("CEO"). For the six months ended June 30, 2015, in conjunction with the sale of two properties in southeast Michigan for an aggregate total sales price of $49.5 million, HRES received commissions totaling $721,800. For the six months ended June 30, 2014, in conjunction with the sale of one property in Nashville, Tennessee for $53.3 million on April 2, 2014, HRES was paid a commission totaling $244,500. These transactions were approved by the Company's independent directors in compliance with Company policy.

4.    DEBT
The following table identifies our total debt outstanding and weighted average interest rates:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
	Balance	Average Interest	Balance	Average Interest
(Dollar amounts in thousands)	Outstanding	Rate	Outstanding	Rate
Fixed Rate Debt:
Secured	$222,419	4.8%	$223,934	4.8%
Unsecured - notes	250,000	4.4%	250,000	4.4%
Total Fixed Rate Debt	472,419	4.6%	473,934	4.6%

Variable Rate Debt Swapped to Fixed:
Unsecured - term loan (1) (2)	125,000	2.7%	125,000	2.7%
Unsecured - term loan (3)	25,000	1.6%	—	—%
Total Variable Rate Debt Swapped to Fixed	150,000	2.5%	125,000	2.7%

Variable Rate Debt Unhedged:
Secured	65,936	1.5%	48,679	1.5%
Unsecured - revolving credit facility	136,000	1.5%	76,500	1.5%
Unsecured - term loan (3)	—	—%	25,000	1.6%
Total Variable Rate Debt Unhedged	201,936	1.5%	150,179	1.5%
Total Debt	$824,355	3.4%	$749,113	3.7%

(1)
The Company entered into a forward starting swap in December 2011 fixing the rate beginning in June 2013 until June 2016 at a rate of 1.26% per annum plus the credit spread which was 1.40% per annum as of June 30, 2015, or an all-in rate of 2.66% per annum. Additionally, the Company entered into a forward starting swap in April 2013 fixing the rate beginning June 2016 at a rate of 1.55% per annum plus the credit spread which was 1.40% per annum as of June 30, 2015, or an all-in rate of 2.95% per annum until January 2018.

(2)
The Company entered into a forward starting swap in January 2015 fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread which was 1.40% per annum as of June 30, 2015, or an all-in rate of 3.15% per annum until the loan matures in January 2020.

(3)
The Company entered into a forward starting swap in January 2015 fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread which was 1.40% per annum as of June 30, 2015, or an all-in rate of 2.82% per annum until the loan matures in January 2020.

Mortgage Notes Payable
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term and, based on our current credit ratings, has a per annum interest rate of LIBOR plus 160 basis points. There were borrowings of $6.5 million on this loan as of June 30, 2015, of which our pro rata share was $3.2 million. We have guaranteed the payment of all current and future borrowings from this loan and the completion of construction in connection with the partnership's development. Additionally, we have drawn $39.1 million on the Cantabria at Turtle Creek construction loan and $26.8 million on the 7001 Arlington at Bethesda construction loan as of June 30, 2015. Cash paid for interest net of capitalized interest was $11.8 million and $13.3 million for the six months ended June 30, 2015 and 2014, respectively.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Our goodwill was allocated to our properties on a relative fair value basis. Upon disposition of properties, the goodwill allocated is included in the calculation of the gain or loss on disposal and subsequently written off. During the six months ended June 30, 2015, we wrote off $41,000 of our goodwill as the result of property dispositions. The carrying value of our goodwill as of June 30, 2015 and December 31, 2014 was $1.3 million. Our annual review of goodwill impairment is completed during the first quarter of each year (and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable). The review, completed during the three months ended March 31, 2015, determined that goodwill was not impaired, and no other events have occurred that would require goodwill to be reevaluated. In performing this analysis, we compared the net assets of each property on which goodwill has been allocated, including the amount of allocated goodwill, to its estimated fair market value. Should the estimates used to determine the fair value of the properties change, impairment may result, which could impact our results of operations for the period in which it is recorded.
Intangible Assets
We allocate a portion of the total purchase price of a property acquisition to any intangible assets identified, such as existing leases. The intangible assets are amortized over the remaining lease terms, which are approximately six to 12 months. Due to the short-term nature of residential leases, we believe existing lease rates approximate market rates. Therefore, no allocation is made for above/below market leases. The intangible assets associated with one commercial lease are being amortized over the life of the lease, which is 60 months. See Note 13 for additional information related to this lease.
6.    INVESTMENT IN UNCONSOLIDATED ENTITIES
The following table identifies our investment in unconsolidated entities as of June 30, 2015:

(Dollar amounts in thousands)				Partner		Construction	Cumulative	Maximum
		Ownership	Total	Contribution		Management Fee	Basis Difference	Exposure
Partnership	Location	%	Units	to Date		Recognized to Date	to Date	to Loss
350 8th	San Francisco, CA	50.01%	410	$46,061		$560	$1,656	$47,735

950 East Third	Los Angeles, CA	50.0%	472	30,000	(1)	500	618	11,661

Total			882	$76,061		$1,060	$2,274	$59,396

(1)	Land valued at $30.0 million was contributed by our partner, Legendary Investors Group No. 1 LLC ("Legendary"), to the partnership.

350 8th
On February 3, 2014, we entered into a partnership agreement with AIG, an unrelated third-party, for the development and operation of 350 8th, an apartment community with 40,000 square feet of commercial space and underground parking located in San Francisco, California. The land upon which the partnership is developing was purchased by us for $46.6 million on May 28, 2013. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. Any future equity capital needs will be funded according to the partners' percentage interests in the partnership. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. There were borrowings of $6.5 million on this loan at June 30, 2015, of which our pro rata share was $3.2 million. We have guaranteed the payment of all current and future borrowings from this loan and the completion of construction in connection with the partnership's development. See Note 4 for more information related to this loan and Note 13 for more information related to the guarantees.
950 East Third
During the year ended December 31, 2013, we entered into a partnership agreement with Legendary, an unrelated third-party, for the development and operation of 950 East Third, an apartment community with 19,700 square feet of commercial space located in Los Angeles, California. We expect to fund the remaining portion of our capital contribution during the development and construction process.
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

7.    NONCONTROLLING INTERESTS
On July 14, 2011, we entered into a partnership agreement with Keating Project Development, Inc., an unrelated third-party, pursuant to which we hold a 98.1% equity interest in the partnership. In March 2012, the partnership acquired a 2.5-acre parcel of land in Bethesda, Maryland for $12.2 million on which it is developing 140 apartment units and 6,898 square feet of commercial space. We have determined that this entity is not a VIE and that we hold a controlling interest in the entity. As such, this entity is included in our consolidated financial statements. We have also determined that the noncontrolling interest in this entity, which as of June 30, 2015 and 2014 was $350,000, meets the criteria to be classified as a component of permanent equity.
8.    EQUITY
The following table provides a reconciliation of significant activity in equity accounts:

	Six Months Ended June 30, 2015
	Common		Accumulated
	Shares		Distributions	Accumulated
	(at $.10		in Excess of	Other	Treasury
	stated	Paid-in	Accumulated	Comprehensive	Shares	Noncontrolling
(In thousands)	value)	Capital	Net Income	Loss	(at Cost)	Interest
Balance, December 31, 2014	$5,771	$758,079	$(114,551)	$(1,093)	$(980)	$350
Net income applicable to common
shares	—	—	30,284	—	—	—
Other comprehensive income:
Change in fair value of hedge
instruments	—	—	—	875	—	—
Share-based compensation	—	1,931	1	—	1,237	—
Purchase of common shares	—	—	—	—	(1,187)	—
Issuance of common shares	31	264	—	—	925	—
Common share dividends declared	—	—	(12,378)	—	—	—
Balance, June 30, 2015	$5,802	$760,274	$(96,644)	$(218)	$(5)	$350
9.    EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator - basic and diluted:
Net income	$29,539	$62,348	$30,284	$104,621
Allocation to participating securities	(73)	(212)	(75)	(355)
Net income applicable to common shares	$29,466	$62,136	$30,209	$104,266

Denominator - basic:	57,744	57,475	57,678	57,419
Effect of dilutive securities	602	444	607	457
Denominator - diluted:	58,346	57,919	58,285	57,876

Net income applicable to common shares - basic:
Net income applicable to common shares - basic	$0.51	$1.08	$0.52	$1.82

Net income applicable to common shares - diluted:
Net income applicable to common shares - diluted	$0.51	$1.07	$0.52	$1.80

10.    EQUITY BASED AWARD PLANS
During the three and six months ended June 30, 2015, we recognized share-based compensation cost of $730,000 and $2.0 million, respectively, in "General and administrative" expense in the Consolidated Statements of Operations and Comprehensive Income. During the three and six months ended June 30, 2014, we recognized share-based compensation cost of $840,000 and $2.2 million, respectively, in "General and administrative" expense in the Consolidated Statements of Operations and Comprehensive Income. Additionally, during the three and six months ended June 30, 2015, we capitalized $160,000 and $460,000, respectively, of share-based compensation related to time incurred on development projects. During the three and six months ended June 30, 2014, we capitalized $120,000 and $220,000, respectively, of share-based compensation related to time incurred on development projects. See Note 3 for additional information related to capitalized payroll.
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
The following table represents restricted share and DRSU activity for the six months ended June 30, 2015:

		Weighted		Weighted
	Number of	Average		Average
	Restricted	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	DRSUs	Fair Value
Nonvested at beginning of period	702,860	$10.31	45,365	$17.06
Granted	108,156	$24.84	13,249	$24.27
Vested	142,136	$18.33	26,865	$18.73
Forfeited	10,280	$10.98	1,192	$17.46
Nonvested at end of period	658,600	$10.95	30,557	$18.70
The weighted average grant-date fair value of restricted shares granted during the six months ended June 30, 2014 was $16.11. The total fair value of restricted shares vested during the six months ended June 30, 2015 and 2014 was $3.5 million and $3.2 million, respectively. The total fair value of DRSUs vested during the six months ended June 30, 2015 and 2014 was $733,000 and $462,000, respectively, recognized as "Paid-in capital." At June 30, 2015, there was a total of $5.5 million of unrecognized compensation cost related to nonvested restricted share awards and DRSUs that we expect to recognize over a weighted average period of 1.9 years. See Note 14 for additional information related to the Agreement and Plan of Merger entered into by the the Company on April 22, 2015.

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
Stock Options. We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded. There were no options awarded, 125,000 options exercised and no options forfeited during the six months ended June 30, 2015. There were no options awarded, 76,930 options exercised and 5,000 options forfeited during the six months ended June 30, 2014.
The following table represents stock option activity for the six months ended June 30, 2015:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Stock Options	Exercise Price	Contract Life
Outstanding at beginning of period	360,376	$11.29
Exercised	125,000	$9.58
Outstanding at end of period	235,376	$12.20	2.4

Exercisable at end of period	235,376	$12.20	2.4
The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2015 and 2014 was $3.9 million and $2.4 million, respectively.

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize interest rate swaps, from time to time, to add stability to interest risk and to manage our exposure to interest rate movements.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$150.0 million
On January 30, 2015, we entered into a forward starting interest rate swap on $25.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread, which was 1.40% per annum as of June 30, 2015, or an all-in rate of 2.82% per annum until the loan matures in January 2020. Additionally, on January 30, 2015, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread, which was 1.40% per annum as of June 30, 2015, or an all-in rate of 3.15% per annum, through the maturity date of January 2020. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
On April 2, 2013, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning June 2, 2016 at a rate of 1.55% per annum plus the credit spread, which was 1.40% per annum as of June 30, 2015, or an all-in rate of 2.95% per annum until January 2018. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
On December 19, 2011, we entered into a forward starting interest rate swap effective June 7, 2013. This swap hedges the future cash flows of interest payments on $125.0 million of our $150 million unsecured term loan by fixing the rate until June 2016 at a rate of 1.26% per annum plus the credit spread, which was 1.40% per annum at June 30, 2015, or an all-in rate of 2.66% per annum. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
The following table presents the fair value of our derivative financial instruments as well as the classification on the Consolidated Balance Sheets (see Note 12 for additional information regarding the fair value of these derivative instruments):

Fair Value of Derivative Instruments
	Asset Derivatives
	As of June 30, 2015		As of December 31, 2014
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

Interest rate swap	Other assets, net	$1,354	Other assets, net	$256

Fair Value of Derivative Instruments
Liability Derivatives
	As of June 30, 2015		As of December 31, 2014
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated
as hedging instruments:

	Accounts payable and		Accounts payable and
Interest rate swap	other liabilities	$1,572	other liabilities	$1,349
The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income:

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income
	Location of Gain or
(In thousands)	(Loss) Recognized	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging	in Income	June 30,		June 30,
Relationships (Interest Rate Swaps)	on Derivative	2015	2014	2015	2014
Amount of gain/(loss) recognized in OCI on derivative		$670	$(1,032)	$194	$(1,439)

Amount of loss reclassified from accumulated
OCI into interest expense	Interest expense	$(341)	$(349)	$(681)	$(693)

Amount of gain/(loss) recognized in
income on derivative (ineffective portion and
amount excluded from effectiveness testing)	Other expense	$—	$—	$—	$—
The following table presents the effect of offsetting financial assets and liabilities on the Consolidated Balance Sheets:

Offsetting of Derivative Assets and Liabilities
				Gross Amounts Not Offset in
			Net Amounts of	the Balance Sheets
	Gross Amounts	Gross Amounts	Assets/Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
(In thousands)	Assets/Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount
June 30, 2015
Offsetting Derivative
Assets	$1,354	$—	$1,354	$—	$—	$1,354
Liabilities	$1,572	$—	$1,572	$—	$—	$1,572
December 31, 2014
Offsetting Derivative
Assets	$256	$—	$256	$—	$—	$256
Liabilities	$1,349	$—	$1,349	$—	$—	$1,349
As of June 30, 2015, the fair value of the derivative in a liability position, excluding any adjustment for nonperformance risk, was $1.7 million. As of June 30, 2015, we have not posted any collateral related to this agreement. If we had breached any of the provisions in the agreement with our derivative counterparty at June 30, 2015, we could have been required to settle our obligations under the agreement at its termination value of $1.7 million, which includes accrued interest of $86,000. The expected amount of other comprehensive income to be reclassified as earnings within the next twelve months is $1.2 million.

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
The interest rate swap derivatives, as discussed in detail in Note 11 under "Derivative Instruments and Hedging Activities," are carried at fair value. The fair value of the derivatives was determined by using a model that applies discount rates to the expected future cash flows associated with the swap. The significant inputs used in the valuation model to estimate the discount rates and expected cash flows are observable in active markets and, therefore, are Level 2 inputs.
We estimate the fair value of our mortgage notes payable by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms, remaining maturities and loan to value ratios, which ranged from 41% to 52% at June 30, 2015. We classify the fair value of our mortgage notes payable as Level 3.
We estimate the fair value of our unsecured debt by discounting the associated cash flows using the interest rates available to us as of the dates reported for issuance of debt with similar terms and remaining maturities. We classify the fair value of our unsecured debt as Level 2.

		Fair Value at June 30, 2015 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$288,355	$—	$—	$307,558
Unsecured debt	$536,000	$—	$541,524	$—

		Fair Value at December 31, 2014 Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets or	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Mortgage notes payable	$272,613	$—	$—	$283,728
Unsecured debt	$476,500	$—	$489,558	$—
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
If we conclude, based on the outcome of this proceeding, that it is unlikely Tenant will remain at the Property, we will accelerate the amortization of the remaining intangible asset associated with the Lease at that time. The intangible asset is being amortized over the initial five-year term of the Lease, beginning May 2012, and had a balance of $700,000 at June 30, 2015. In addition, we may be required to refund to Tenant the $630,000 cure payment Tenant paid to us in connection with its assumption of the lease.
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

Guarantees
On April 25, 2014, the 350 8th partnership, in which we are a 50.01% partner and that we account for under the equity method, entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all current and future borrowings from this loan and the completion of construction in connection with the partnership's development. We have determined that the fair value of these guarantees are immaterial and thus have not recorded any liability as of June 30, 2015.
14.    PLAN OF MERGER
On April 22, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, BSREP II Aries Pooling LLC, a Delaware limited liability company (“Brookfield”), and BSREP II Aries DE Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Brookfield (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with the Company (the “Merger”).

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

The Board of Directors of the Company (the “Board of Directors”) unanimously approved the Merger Agreement on April 21, 2015. On April 21, 2015, Citigroup Global Markets Inc. rendered a written opinion to the Board of Directors that, as of the date of such opinion, the consideration to be offered to the shareholders of the Company in the Merger is fair, from a financial point of view, to such shareholders. A special meeting at which shareholders will have the opportunity to vote their shares to adopt the Merger Agreement is scheduled for August 5, 2015.

15.    GENERAL AND ADMINISTRATIVE
Included in "General and Administrative" during the three and six months ended June 30, 2015 are shareholder activism and merger related costs. During the three and six months ended June 30, 2015, we recognized shareholder activism costs of $561,000 and $1.7 million, respectively. During the three and six months ended June 30, 2015, we recognized merger related costs of zero and $2.0 million, respectively.

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
OVERVIEW
We are engaged primarily in the ownership and operation of multifamily apartment units. Our subsidiary, Merit, is a construction manager that acts as our in-house construction management division. Our primary source of cash and revenue from operations is rental payments from the leasing of apartment units, which represented substantially all of our consolidated revenue for the six months ended June 30, 2015 and June 30, 2014.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows and Liquidity. Significant sources and uses of cash are summarized as follows:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Net cash flow provided by operating activities	$35,878	$35,153
Fixed assets:
Recurring, revenue enhancing and non-recurring fixed asset additions	(8,598)	(4,899)
Acquisition and development fixed asset additions	(111,302)	(73,994)
Acquisition of unconsolidated entity	(8,316)	—
Net proceeds from disposition of operating properties	47,994	168,756
Contributions to joint ventures	(13,384)	(5,636)
Cash proceeds from sale of equity interest in development property	—	24,075
Escrow deposits related to property sales	(32,100)	(72,292)
Escrow disbursements related to property acquisitions	43,295	52,414
Debt:
Increase (decrease) in mortgage notes payable and construction loans, net	16,120	(297)
Increase (decrease) in unsecured revolving credit facility borrowings, net	59,500	(97,500)
Common share dividends paid	(24,037)	(22,579)
Purchase of treasury shares	(1,187)	(999)
Our primary sources of liquidity are cash flow provided by operations, short-term borrowings on our unsecured revolving credit facility, project-specific loans and the sale of debt or equity securities. We have one scheduled debt maturity for 2015, a mortgage loan totaling approximately $19.4 million. We intend to repay this loan from one or more of the following sources: borrowings on our unsecured revolving credit facility or proceeds from property sales. The maximum amount of borrowings available to us under the unsecured revolving credit facility is $350 million and, as of July 27, 2015, there were outstanding borrowings of $133.0 million on this facility. We were in compliance with the covenants of our debt instruments at June 30, 2015.
On January 30, 2015, we entered into a forward starting interest rate swap on $25.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2016 at a rate of 1.42% per annum plus the credit spread, which was 1.40% per annum as of June 30, 2015, or an all-in rate of 2.82% per annum until the loan matures in January 2020. Additionally, on January 30, 2015, we entered into a forward starting interest rate swap on $125.0 million of our $150 million unsecured term loan, fixing the rate beginning January 2018 at a rate of 1.75% per annum plus the credit spread, which was 1.40% per annum as of June 30, 2015, or an all-in rate of 3.15% per annum, through the maturity date of January 2020. The credit spread is subject to change, from time to time, from a minimum of 0.90% per annum to a maximum of 1.90% per annum over LIBOR based upon our qualified ratings as defined in the agreement.
We anticipate cash flow provided by operations for the remainder of the year will be sufficient to meet normal business operations and liquidity requirements. We believe that if net cash provided by operations is below projections, other sources, such as our unsecured revolving credit facility and/or secured and unsecured borrowings, are or can be made available, and will be sufficient to meet our normal business operations and liquidity requirements. Funds to be used for property acquisitions, development or other capital expenditures are expected to be provided primarily by our unsecured revolving credit facility, the sale of properties and/or the admission of joint venture partners.

Cash flow provided by operations increased 2.1% during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as a result of changes in accounts payable due to the timing of payments.
During the remainder of 2015, we anticipate incurring approximately $11.3 million in additional capital expenditures for replacements and improvements at our operating properties. This includes replacement of worn carpet and appliances and refurbishing parking lots and similar items in accordance with our current property expenditure plan, as well as commitments for investment/revenue enhancing and non-recurring expenditures, including $1.5 million for in-unit upgrades throughout the portfolio. We expect to use cash provided by operating activities to pay for these expenditures.
The following table identifies our capital expenditures for the six months ended June 30:

(In thousands)	2015	2014	Variance
Recurring fixed asset additions	$5,263	$4,203	$1,060
Revenue enhancing/non-recurring
fixed asset additions	3,335	696	2,639
Acquisition fixed asset additions (1)	82,330	46,385	35,945
Acquisition of unconsolidated entity (2)	8,316	—	8,316
Development fixed asset additions:
Internal costs	2,000	1,600	400
Capitalized interest	2,700	2,200	500
Land and other development costs	24,272	23,809	463
Total development fixed asset additions	$28,972	$27,609	$1,363
Total fixed asset additions	$128,216	$78,893	$49,323

(1)
The increase in acquisition fixed asset additions in 2015 compared to 2014 is primarily due to the acquisition of 1160 Hammond on March 2, 2015 for $80.4 million compared to the acquisition of Alpha Mill Phase I and II on June 10, 2014 for $45.1 million.

(2)
The increase in acquisition of unconsolidated entity in 2015 compared to 2014 is due to the purchase of our partner's 50.0% interest in 5th and Huntington for $8.4 million, increasing our ownership percentage in the development to 100%. See Note 3 in part I, Item 1 of this report on Form 10-Q, "Acquisition, Development and Disposition Activity" for additional information.

Development
On February 3, 2014, we entered into a partnership agreement with AIG for the development and operation of 350 8th, a 410-unit apartment community with 40,000 square feet commercial space and underground parking located in the SoMa neighborhood of San Francisco, California. We are a 50.01% partner with AIG, which has contributed $46.1 million to the partnership. The land upon which the partnership is being developed was purchased by us for $46.6 million on May 28, 2013. As of December 31, 2013, this land was included in our consolidated financial statements. Upon the formation of our partnership with AIG, the land and improvements to date, with a carrying value of $50.3 million, were deconsolidated. On April 25, 2014, the partnership entered into a construction loan agreement for $143.6 million with a five-year term. We have guaranteed the payment of all current and future borrowings from this loan and the completion of construction in connection with the partnership's development. Our strategy with respect to this entity is to reduce the overall financial risk related to the development of the property. However, we do not believe that this investment has a materially different impact upon our liquidity, cash flows, capital resources, credit or market risk than the other consolidated development activities. See Note 6 in part I, Item 1 of this report on Form 10-Q for additional information.

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
RESULTS OF OPERATIONS
Comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014:
Our Same Community portfolio represents operating properties that we owned for all of the comparison periods. Acquired Properties are added to our Same Community portfolio after they have been owned for all of the comparison periods. Development Properties are added to our Same Community portfolio after they have been stabilized for all of the comparison periods. We consider a property to be stabilized when it has reached 93% occupancy. For the three and six-month comparison periods ended June 30, 2015 and 2014, the Same Community portfolio consisted of 46 owned properties containing 11,686 units. In 2015, the five properties we acquired in 2013 (Doral West, Rienzi at Turtle Creek, The Apartments at Blakeney, St. Mary's Square and Lofts at Weston Lakeside), containing 1,184 units in total, moved into the Same Community portfolio from the Acquired/Development Properties portfolio. Properties that are sold or considered held for sale are removed from the Same Community portfolio at that time. Acquired and Development Properties for the three and six-month comparison periods ended June 30, 2015 and 2014 include one property acquired in 2015, one property acquired in 2014, a 99-unit expansion in Dallas, Texas that was completed during the fourth quarter of 2013 and stabilized during the first quarter of 2014, a 249-unit development in Dallas, Texas that was completed during the first quarter of 2015 and a 140-unit development in Bethesda, Maryland that was completed during the second quarter of 2015.
Net income for the three months ended June 30, 2015, decreased $32.8 million to $29.5 million when compared to the $62.3 million of net income recognized for the three months ended June 30, 2014. This change was primarily due to a decrease of $29.9 million on gain on disposition of properties in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net income for the six months ended June 30, 2015, decreased $74.3 million to $30.3 million when compared to the $104.6 million of net income recognized for the six months ended June 30, 2014. This change was primarily due to a decrease of $70.8 million on gain on disposition of properties in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
The following chart reflects the amount and percentage change in line items relevant to the changes in overall operating performance:

	Increase (Decrease) When		Increase (Decrease) When
	Comparing the Three Months		Comparing the Six Months
	Ended June 30,		Ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Property revenue	$1,046	2.2%	$(786)	(0.8)%
Property operating and maintenance expenses	1,030	5.7%	573	1.5%
Depreciation and amortization	856	5.4%	496	1.5%
General and administrative expenses	2,376	51.7%	3,576	36.1%
Interest expense	(170)	(2.6)%	(1,010)	(7.5)%
Gain on change in control	—	—%	444	100.0%
Gain on disposition of properties	(29,882)	(49.9)%	(70,848)	(70.2)%

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
A reconciliation of property NOI to net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Property NOI	$29,152	$29,136	$57,558	$58,917
Commercial revenue	580	455	1,192	933
Property management and construction services revenue, net	59	146	170	177
Depreciation and amortization	(16,741)	(15,885)	(32,676)	(32,180)
General and administrative expenses	(6,972)	(4,596)	(13,491)	(9,915)
Development costs	(133)	(198)	(332)	(528)
Costs associated with acquisitions	(11)	(27)	(73)	(113)
Interest expense	(6,417)	(6,587)	(12,530)	(13,540)
Gain on change in control	—	—	444	—
Gain on disposition of properties	30,022	59,904	30,022	100,870
Net income	$29,539	$62,348	$30,284	$104,621
Property NOI remained flat for the three months ended June 30, 2015 while it decreased for the six months ended June 30, 2015 due to fewer operating properties owned as of June 30, 2015 compared to June 30, 2014, partially offset by increased Same Community property operating revenue.
The following table presents property NOI results by region:

	Property NOI			Property NOI
	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In thousands)	2015	2014	(Decrease)	2015	2014	(Decrease)
Same Community Properties:
Midwest	$10,153	$9,909	$244	$20,010	$19,519	$491
Mid-Atlantic	10,810	10,901	(91)	21,192	21,186	6
Southeast	4,522	3,999	523	8,917	7,991	926
Southwest	1,943	2,021	(78)	3,942	4,057	(115)
Total Same Community	27,428	26,830	598	54,061	52,753	1,308
Acquired Properties	994	102	892	1,711	104	1,607
Development Properties (1)	478	123	355	626	309	317
Dispositions	252	2,081	(1,829)	1,160	5,751	(4,591)
Total Property NOI	$29,152	$29,136	$16	$57,558	$58,917	$(1,359)

(1)
The three and six months ended June 30, 2015 and June 30, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014, a 249-unit development in Dallas, Texas that was completed during the first quarter of 2015 and a 140-unit development in Bethesda, Maryland that was completed during the second quarter of 2015.

Property Revenue. Property revenue is impacted by a combination of rental rates, fees and occupancy levels, i.e., property revenue per occupied unit. Average occupancy for each period and property revenue per occupied unit are presented in the following tables:

	Average Occupancy (1)		Average Occupancy (1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Same Community Properties:
Midwest	96.3%	96.5%	95.7%	96.4%
Mid-Atlantic	96.0%	96.4%	95.9%	96.0%
Southeast	95.8%	95.2%	95.5%	95.8%
Southwest	93.5%	96.0%	93.9%	96.2%
Total Same Community	95.9%	96.2%	95.5%	96.1%
Acquired Properties	70.4%	63.2%	68.3%	63.2%
Development Properties (2)	96.3%	98.0%	96.0%	90.8%
Total	94.4%	95.5%	94.0%	95.3%

(1)	Average occupancy is defined as the average number of units occupied during the period divided by total number of units.

(2)
The three and six months ended June 30, 2015 and June 30, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014. We have excluded our 249-unit Cantabria and our 140-unit 7001 Arlington development, which have not yet reached stabilization as of June 30, 2015.

	Monthly Property Revenue		Monthly Property Revenue
	Per Occupied Unit		Per Occupied Unit
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Same Community Properties:
Midwest	$1,105	$1,072	$1,100	$1,064
Mid-Atlantic	$1,458	$1,441	$1,453	$1,438
Southeast	$1,572	$1,481	$1,565	$1,472
Southwest	$1,459	$1,424	$1,456	$1,417
Total Same Community	$1,316	$1,279	$1,311	$1,273
Acquired Properties	$1,480	$1,379	$1,480	$1,379
Development Properties (1)	$1,310	$1,156	$1,292	$1,712
Total	$1,324	$1,280	$1,319	$1,279

(1)
The three and six months ended June 30, 2015 and June 30, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014. We have excluded our 249-unit Cantabria and our 140-unit 7001 Arlington development, which have not yet reached stabilization as of June 30, 2015.

The following table presents property revenue results:

	Property Revenue			Property Revenue
	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In thousands)	2015	2014	(Decrease)	2015	2014	(Decrease)
Same Community Properties:
Midwest	$16,776	$16,299	$477	$33,180	$32,328	$852
Mid-Atlantic	15,914	15,792	122	31,686	31,397	289
Southeast	7,451	6,975	476	14,781	13,946	835
Southwest	4,066	4,074	(8)	8,152	8,125	27
Total Same Community	44,207	43,140	1,067	87,799	85,796	2,003
Acquired Properties	1,914	162	1,752	3,127	162	2,965
Development Properties (1)	1,482	337	1,145	2,353	628	1,725
Dispositions	711	3,629	(2,918)	2,352	9,831	(7,479)
Total Property Revenue	$48,314	$47,268	$1,046	$95,631	$96,417	$(786)

(1)
The three and six months ended June 30, 2015 and June 30, 2014 reflect a 99-unit expansion in Dallas, Texas that was completed in 2013 and stabilized in 2014, a 249-unit development in Dallas, Texas that was completed during the first quarter of 2015 and a 140-unit development in Bethesda, Maryland that was completed during the second quarter of 2015.

The increase in Same Community property revenue was due to increased rental revenue as a result of an increase in overall monthly property revenue per occupied unit (net rent less vacancies) in 2015 compared to 2014. All regions except the Southwest produced improved property revenue as noted above.
Property Operating and Maintenance Expenses. The property operating and maintenance expenses increases during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were primarily due to increases in real estate taxes in the Mid-Atlantic, Acquired and Development, offset by the impact of properties that were sold.
Depreciation and Amortization. The depreciation and amortization expense increases during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were primarily due to increased depreciation related to the Acquired and Development properties offset by fewer sold properties in the current year. This amount was partially offset by decreased intangible asset amortization. This decrease relates to the timing of acquisitions, where we had one Acquired Property and one commercial lease with an amortizing intangible asset during the three and six months ended June 30, 2015 compared to five Acquired Properties and one commercial lease with amortizing intangible assets during the three and six months ended June 30, 2014.
General and Administrative Expenses. General and administrative expenses increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to shareholder activism and merger related costs. In the three months ended June 30, 2015 and March 31, 2015, we recognized shareholder activism costs of $561,000 and $1.1 million, respectively. In the three months ended June 30, 2015 and March 31, 2015, we recognized merger related costs of $2.0 million and zero, respectively.
Interest Expense. Interest expense decreased primarily due to the payoff of three mortgages during the year ended December 31, 2014 as well as increased capitalized interest expense during three and six months ended June 30, 2015.
Gain on Change in Control. The corresponding increase of $444,000 in gain on change in control during the six months ended June 30, 2015 reflects the gain from the acquisition of our joint venture partner's interest in 5th and Huntington that was recognized in the three months ended March 31, 2015.

Gain on Disposition of Properties. The decrease of $29.9 million in gain on disposition of properties in the three months ended June 30, 2015 reflects the gain from the sale of two operating properties during the three months ended June 30, 2015 compared to the gain from the sale of three operating properties during the three months ended June 30, 2014. The decrease of $70.8 million in gain on disposition of properties in the six months ended June 30, 2015 reflects the gain from the sale of two operating properties during the six months ended June 30, 2015 compared to the gain from the sale of four operating properties during the three months ended June 30, 2014.
We also use FFO, a non-GAAP financial measure, as a measure of our results of operations. We calculate FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts. This definition includes all operating results, both recurring and non-recurring, except those results defined as "extraordinary items" under GAAP, adjusted for depreciation on real estate assets, amortization of intangible assets and amortization of lease up costs for development properties, and excludes impairment write-downs of depreciable real estate and gains and losses from the disposition of previously depreciated real estate. We calculate FFO per share using the weighted average shares outstanding amounts used in the calculation of basic and diluted earnings per share in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO is used in the real estate industry as a supplemental measure of the operating performance of real estate companies because it excludes charges such as real estate depreciation that are generally considered not to be reflective of the actual value of real estate assets over time. Operating FFO is FFO, as defined above, adjusted for certain corporate transactions to provide an amount that is more representative of the operations of our real estate portfolio. Other real estate companies may define FFO in a different manner.
A reconciliation of net income to FFO and Operating FFO is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income	$29,539	$62,348	$30,284	$104,621
Depreciation - real estate assets	15,837	14,351	30,980	29,146
Amortization of intangible assets	290	1,008	456	1,982
Gain on disposition of properties	(30,022)	(59,904)	(30,022)	(100,870)
Funds from operations (FFO), applicable to AERC	$15,644	$17,803	$31,698	$34,879

Shareholder activism and merger costs	2,540	—	3,653	—
Gain on change in control	—	—	(444)	—
Operating funds from operations (Operating FFO), applicable to AERC	$18,184	$17,803	$34,907	$34,879

Funds from operations per common share - basic	$0.27	$0.31	$0.55	$0.61
Funds from operations per common share - diluted	$0.27	$0.31	$0.54	$0.60

Operating funds from operations per common share - basic	$0.31	$0.31	$0.61	$0.61
Operating funds from operations per common share - diluted	$0.31	$0.31	$0.60	$0.60

Weighted average shares outstanding - basic	57,744	57,475	57,678	57,419

Weighted average shares outstanding - diluted	58,346	57,919	58,285	57,876
CONTINGENCIES
For a discussion of contingencies, see Note 13 in Part I, Item 1 of this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate changes associated with variable rate debt and the refinancing risk on our fixed rate debt. Based on our variable rate debt outstanding at June 30, 2015 and 2014, an interest rate change of 100 basis points would impact interest expense by approximately $2.0 million and $900,000 on an annual basis, respectively. We occasionally use derivative instruments to manage our exposure to interest rates. See Note 11 in Part I, Item 1 of this report on Form 10-Q for additional information regarding derivative instruments and "Item 7A, Qualitative and Quantitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of interest rate sensitive assets and liabilities.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Table of Content
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Two putative class action and shareholder derivative lawsuits, captioned Cutler v. Friedman, et al., No. 1:15-cv-00857, and Berkman v. Friedman, et. al., No. 1:15-cv-00928, were filed in the United States District Court for the Northern District of Ohio in connection with the announcement of the Merger. Two putative class action and shareholder derivative lawsuits, captioned Witkowski v. Associated Estates Realty Corp., et. al., No. CV 15 845978, and Kessler v. Associated Estates Realty Corp., et al., No. CV 15 845987, also were filed in the Court of Common Pleas of Cuyahoga County, Ohio. The lawsuits, filed by purported shareholders of the Company, challenge the proposed Merger and allege, among other things, that the Company’s directors breached their fiduciary duties to shareholders by engaging in a flawed sale process, agreeing to a transaction price that does not adequately compensate shareholders, and agreeing to certain unfair deal protection terms. The complaints also allege that Parent and Merger Sub have aided and abetted the directors’ breaches of fiduciary duties. Among other things, the shareholder litigation seeks to enjoin the Merger.
The two District Court actions were consolidated by order of the Court dated July 2, 2015, and the consolidated action is now governed by an amended complaint that includes, in addition to the fiduciary duty and aiding and abetting claims, claims against all defendants for violation of disclosure requirements of federal proxy law and rules, specifically sections 14(a) and 20(a) of the Exchange Act and associated SEC Rule 14a-9.
We believe that the shareholder litigation and the underlying claims are without merit.
On July 24, 2015, counsel for the parties in the above-described lawsuits entered into a Memorandum of Understanding (the "MOU"), in which they agreed on the terms of a settlement that would dispose of all actions in both federal and state courts, including the dismissal with prejudice of the actions and a release of all claims made therein against all defendants. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the Merger, and final court approval of the proposed settlement following notice and hearing. In addition, in connection with the settlement and as provided in the MOU, the parties contemplate that plaintiffs’ counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the Merger will be consummated, that the parties ultimately will enter into a stipulation of settlement, or that the settlement will receive court approval even if the parties enter into such stipulation. If the settlement conditions are not met, the proposed settlement as contemplated by the MOU would become void. The settlement will not affect the amount of the Merger consideration that the Company's stockholders are entitled to receive in the Merger.
For other information related to legal proceedings, see Note 13 in Part I, Item 1 of this report on Form 10-Q.
ITEM 1A. RISK FACTORS
See Part I, Item 2 of this report on Form 10-Q for changes to the "Risk Factors" disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2015
					Approximate Dollar
					Value of Shares
				Total Number of	That May Yet Be
				Shares Purchased	Purchased Under
			Average	As Part of Publicly	the Plans or
	Total Number of		Price Paid	Announced Plans	Programs
Period	Shares Purchased		Per Share	or Programs	(in thousands) (1)
April 1 through
April 30	589		$24.79	—	$26,288
May 1 through
May 31	73		28.52	—	26,288
June 1 through
June 30	190		28.58	—	26,288
Total	852	(2)	$25.95	—

(1)
There is a total of $26.3 million remaining on our Board of Director authorizations to repurchase our common shares. We did not repurchase any common shares using this authority during the three months ended June 30, 2015, and we have no present intention to use this authority to repurchase shares.

(2)
We have a policy that allows employees to pay their portion of the income taxes related to restricted shares vesting by surrendering a number of shares to us equal in value on the day of vesting to the amount of taxes due up to the statutory withholding amount. All shares repurchased during the three months ended June 30, 2015, were purchased in connection with that policy.

ITEM 6. EXHIBITS

Filed herewith
or incorporated
Number	Title	herein by reference

2.1	Agreement and Plan of Merger.	Exhibit 2.1 to Form 8-K Filed April 27, 2015.

10.1	Executive Change in Control Retention Plan.	Exhibit 10.1 to Form 10-Q filed herewith.

10.2	Amendment No.1 Directors' Deferred Compensation Plan.	Exhibit 10.2 to Form 10-Q filed herewith.

10.3	Amendment No.1 Supplemental Executive Retirement Plan.	Exhibit 10.3 to Form 10-Q filed herewith.

10.4	Change in Control Retention Plan.	Exhibit 10.4 to Form 10-Q filed herewith.

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31 to Form 10-Q filed herewith.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.	Exhibit 31.1 to Form 10-Q filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act.	Exhibit 32 to Form 10-Q filed herewith.

101
XBRL (eXtensible Business Reporting Language). The following materials from Associated Estates Realty Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, tagged in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive income, (iii) consolidated statements of cash flows, (iv) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED ESTATES REALTY CORPORATION

July 31, 2015	/s/ Lou Fatica
(Date)	Lou Fatica, Senior Vice President,
Treasurer and Chief Financial Officer